Form 10-Q
period 1994-01-01
SYSCO CORP
filed 1994-02-11
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 1, 1994

                           OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE
             SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________


              Commission file number 1-6544


                    SYSCO CORPORATION
 (Exact name of registrant as specified in its charter)


          Delaware                                 74-1648137
 (State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)


                  1390 Enclave Parkway
                  Houston, Texas  77077-2099
        (Address of principal executive offices)
                       (Zip code)

Registrant's telephone number, including area code:  (713) 584-1390

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]      No [ ]

     184,207,806 shares of common stock were outstanding as of February 4, 1994.

                                                      2
             PART I.  FINANCIAL INFORMATION
   ---------------------------------------------------



Item 1.  Financial Statements

      The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 3, 1993 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 1993 Annual Report on Form
      10-K.  The financial statements include
      consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 1993 Annual Report on Form 10-
      K.

      A review of the financial information herein has been made by Arthur Andersen & Co., independent public accountants, in accordance with established professional standards and procedures for such a review. A letter from Arthur Andersen & Co. concerning their review is included as Exhibit 15.

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands)
                                         Jan. 1,          July 3,      Dec.16,
                                          1994             1993          1992
                                      ----------        ---------    -----------
                                      (Unaudited)       (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $   50,767      $   68,759     $   59,369
    Accounts and notes receivable,
    less allowances of $27,161,
    $15,122 and $24,969                  829,041         770,553        743,886
    Inventories                          640,172         534,167        552,470
    Deferred taxes                        32,116          28,878         26,810
    Prepaid expenses                      19,237          17,379         17,651
                                      ----------      ----------     ----------
    Total current assets               1,571,333       1,419,736      1,400,186

  Plant and equipment at cost, less
   depreciation                          790,433         759,857        752,832
  Goodwill and intangibles, less
   amortization                          265,544         267,056        269,608
  Other assets                           107,252          83,394         77,509
                                      ----------      ----------     ----------
  Total assets                        $2,734,562      $2,530,043     $2,500,135
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   56,826      $    6,609     $    1,151
    Accounts payable                     568,556         550,507        545,268
    Accrued expenses                     145,199         159,056        140,798
    Accrued income taxes                  19,704          26,929          7,056
    Current maturities of long-term
     debt                                  6,535           3,372          2,533
                                      ----------       ---------     ----------
    Total current liabilities            796,820         746,473        696,806

  Long-term debt                         565,756         494,062        493,147
  Deferred taxes                         167,418         152,292        144,002

  Shareholders' equity
    Preferred stock, par value $1 per
     share
     Authorized 1,500,000 shares;
      issued none                         ---             ---             ---
    Common stock, par value $1 per
     share
     Authorized 500,000,000 shares;
      issued 191,293,725, 191,293,725
       and 189,920,102 shares            191,294         191,294        189,920
    Paid-in capital                       62,297          74,158         53,020
    Retained earnings                  1,120,797       1,043,057        960,878
                                      ----------      ----------     ----------
                                       1,374,388       1,308,509      1,203,818
    Less cost of treasury stock,
     6,661,743,  6,836,329 and
     1,514,415 shares                    169,820         171,293         37,638
                                      ----------      ----------     ----------
    Total shareholders' equity         1,204,568       1,137,216      1,166,180
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $2,734,562      $2,530,043     $2,500,135
                                      ==========      ==========     ==========

  Note: The July 3, 1993 balance sheet has been taken from the audited financial statements at that date.

                                                      4

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)
                                26-Week Period Ended          13-Week Period Ended
                            ----------------------------    --------------------------
                              Jan. 1,         Dec. 26,        Jan. 1,       Dec. 26,
                               1994            1992            1994          1992
                            ------------    ------------    ------------  ------------

Sales                       $  5,375,756    $  4,808,172    $  2,665,882  $  2,392,345

Costs and expenses
   Cost of sales               4,403,380       3,949,267       2,179,225     1,961,447
   Operating expenses            773,589         687,390         384,340       341,758
   Interest expense               19,949          19,377          10,347         9,769
   Other income, net              (1,134)           (670)           (175)          103
                            ------------     -----------    ------------   -----------
   Total costs and expenses    5,195,784       4,655,364       2,573,737     2,313,077
                            ------------     -----------    ------------   -----------
Earnings before income taxes     179,972         152,808          92,145        79,268
Income taxes                      76,349          59,595          36,582        30,914
                            ------------    ------------    ------------   -----------
Net earnings                $    103,623    $     93,213    $     55,563   $    48,354
                            ============    ============    ============   ===========
Average number of shares
 outstanding                 184,836,752     186,448,357     184,751,726    187,029,497
                            ============    ============    ============   ============
Earnings per share          $       0.56    $       0.50    $       0.30   $       0.26
                            ============    ============    ============   ============
Dividends paid per common
 share                      $       0.14    $       0.12    $       0.07   $       0.06
                            ============    ============    ============   ============

                                                       5

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                 26- Week Period Ended
                                                ------------------------
                                                Jan. 1,        Dec. 26,
                                                  1994           1992
                                                --------      ----------
Operating activities:
   Net earnings                                 $103,623       $  93,213
   Add non-cash items:
    Depreciation and amortization                 58,391          52,524
    Interest on Liquid Yield Option Notes          2,838           4,950
    Deferred tax provision                        11,336           7,059
    Provision for losses on accounts
     receivable                                    9,319           9,760
   Additional investment in net current assets
    over liabilities:
     (Increase) in receivables                   (50,481)        (76,273)
     (Increase) in inventories                   (96,460)        (59,387)
     Decrease (Increase) in prepaid expenses         749          (2,560)
     Increase in accounts payable                  9,960          51,397
     (Decrease) in accrued expenses              (15,334)         (5,824)
     (Decrease) increase in accrued income taxes  (7,386)            626
     (Increase) in other assets                  (26,868)        (22,410)
                                                --------        --------
   Net cash (used for) provided by
    operating activities                            (313)         53,075
                                                --------        --------
Investing activities:
   Additions to plant and equipment              (77,861)        (71,304)
   Sales and retirements of plant and equipment    1,139           3,888
   Acquisitions of businesses, net of cash
    acquired                                     (11,925)         (5,314)
   Proceeds from sale of business                  ---            10,878
                                                --------        --------
   Net cash used for investing activities        (88,647)        (61,852)
                                                --------        --------
Financing activities:
   Bank and commercial paper borrowings          115,241          47,236
   Other debt repayments                          (5,806)         (5,822)
   Common stock reissued from treasury            15,030           9,966
   Treasury stock purchases                      (27,614)        (35,188)
   Dividends paid                                (25,883)        (22,400)
                                                --------        --------
   Net cash provided by (used for)
    financing activities                          70,968          (6,208)
                                                --------        --------
Net (decrease) in cash                           (17,992)        (14,985)
Cash at beginning of period                       68,759          74,354
                                                --------        --------
Cash at end of period                           $ 50,767        $ 59,369
                                                ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $ 20,186        $ 19,584
     Income taxes                                 74,200          52,868


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

      Liquidity and Capital Resources
      -------------------------------

      The liquidity and capital resources discussion included on page 11 of the Company's Fiscal 1993
      Annual Report on Form 10-K remains applicable, other than the common stock repurchase program described below.

      In September 1993, the number of common shares authorized to be purchased was increased by an additional 10,000,000 shares. As was the case with the previous 8,000,000 share repurchase program completed in June 1993, this program will be utilized primarily to offset shares issued in conjunction with various employee benefit plans and future conversions of Liquid
      Yield Option Notes. As of the end of the second quarter, 1,000,000 shares have been purchased in conjunction with this program.

      Results of Operations
      ---------------------

      Sales and cost of sales increased 12% during the 26 weeks and 11% in the second quarter of Fiscal
      1994 over comparable periods of the prior year.

      Operating expenses for the periods presented showed a slight increase as a percent of sales.
      This increase was the result of the interplay of several economic influences including accelerated growth in territorial street sales and the acquisition of companies with higher than average operating costs. Interest expense in the current periods remained approximately the same as the prior year periods. Income taxes includes a $4.9 million provision relating to the retroactive impact of recently enacted federal tax legislation.
      Excluding this charge, the effective tax rate for the current periods was 39.7% compared to 39% for the prior year, reflecting the federal tax rate increase to 35% from 34%.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.

               PART II.  OTHER INFORMATION
                -------------------------


Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen & Co.
           dated February 9, 1994, re unaudited financial statements.

      (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                       SIGNATURES
                   ------------------


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                           John K. Stubblefield, Jr.
                           Sr. Vice President & Controller
                           (Chief Accounting Officer)


 Date:  February 9, 1994

                      EXHIBIT INDEX
                 ----------------------

                                                    SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
- -----  -----------------------------------------   -------------

 11    SYSCO Corporation and Subsidiary Companies
        statement re computation of per share
        earnings                                        10


 15    Letter from Arthur Andersen & Co. dated
        February 9, 1994, re unaudited financial
        statements                                      11