Form 10-Q
period 1994-04-02
SYSCO CORP
filed 1994-05-16
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 2, 1994

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

     Yes  [X]      No [ ]

     183,608,896 shares of common stock were outstanding as of May 6, 1994.

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

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                         April 2,         July 3,    March 27,
                                          1994             1993          1993
                                      -----------       ---------    -----------
                                      (Unaudited)       (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets:
    Cash                              $   64,128      $   68,759     $   67,955
    Accounts and notes receivable,
    less allowances of $33,046,
    $15,122 and $28,747                  859,284         770,553        745,669
    Inventories                          612,534         534,167        547,300
    Deferred taxes                        36,026          28,878         28,232
    Prepaid expenses                      22,097          17,379         22,391
                                      ----------      ----------     ----------
    Total current assets               1,594,069       1,419,736      1,411,547

  Plant and equipment at cost, less
   depreciation                          801,794         759,857        760,011
  Goodwill and intangibles, less
   amortization                          263,603         267,056        269,115
  Other assets                           112,675          83,394         78,861
                                      ----------      ----------     ----------
  Total assets                        $2,772,141      $2,530,043     $2,519,534
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
    Notes payable                     $   27,903      $    6,609     $   19,836
    Accounts payable                     647,512         550,507        558,327
    Accrued expenses                     163,191         159,056        154,952
    Accrued income taxes                  30,221          26,929         16,802
    Current maturities of long-term
     debt                                  6,307           3,372          2,526
                                      ----------       ---------     ----------
    Total current liabilities            875,134         746,473        752,443

  Long-term debt                         512,332         494,062        458,110
  Deferred taxes                         173,776         152,292        147,697

  Shareholders' equity
    Preferred stock, par value $1 per
     share:
     Authorized 1,500,000 shares;
      issued none                         ---             ---             ---
    Common stock, par value $1 per
     share:
     Authorized 500,000,000 shares;
      issued 191,293,725, 191,293,725
       and 191,293,481 shares            191,294         191,294        191,293
    Paid-in capital                       61,446          74,158         75,815
    Retained earnings                  1,149,860       1,043,057        990,360
                                      ----------      ----------     ----------
                                       1,402,600       1,308,509      1,257,468
    Less cost of treasury stock,
     7,457,639,  6,836,329 and
     3,871,472 shares                    191,701         171,293         96,184
                                      ----------      ----------     ----------
    Total shareholders' equity         1,210,899       1,137,216      1,161,284
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $2,772,141      $2,530,043     $2,519,534
                                      ==========      ==========     ==========

  Note: The July 3, 1993 balance sheet has been taken from the audited financial statements at that date.

                                                      4

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)
                                39-Week Period Ended          13-Week Period Ended
                            ----------------------------    --------------------------
                             April 2,        March 27,       April 2,      March 27,
                               1994            1993            1994          1993
                            ------------    ------------    ------------  ------------

Sales                       $  8,060,610    $  7,207,498    $  2,684,854  $  2,399,326

Costs and expenses
   Cost of sales               6,613,160       5,917,931       2,209,780     1,968,664
   Operating expenses          1,165,433       1,039,215         391,844       351,825
   Interest expense               27,898          28,746           7,949         9,369
   Other income, net              (1,630)         (1,331)           (496)         (661)
                            ------------     -----------    ------------   -----------
   Total costs and expenses    7,804,861       6,984,561       2,609,077     2,329,197
                            ------------     -----------    ------------   -----------
Earnings before income taxes     255,749         222,937          75,777        70,129
Income taxes                     106,432          86,945          30,083        27,350
                            ------------    ------------    ------------   -----------
Net earnings                $    149,317    $    135,992    $     45,694  $     42,779
                            ============    ============    ============  ============
Average number of shares
 outstanding                 184,624,948     187,068,330     184,201,317   188,307,148
                            ============    ============    ============  ============
Earnings per share          $       0.81    $       0.73    $       0.25  $       0.23
                            ============    ============    ============  ============
Dividends paid per common
 share                      $       0.23    $       0.19    $       0.09  $       0.07
                            ============    ============    ============  ============

                                                       5

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                 39- Week Period Ended
                                                ------------------------
                                                April 1,      March 27,
                                                  1994           1993
                                                --------      ----------
Operating activities:
   Net earnings                                 $149,317       $ 135,992
   Add non-cash items:
    Depreciation and amortization                 88,961          79,761
    Interest on Liquid Yield Option Notes          4,273           6,481
    Deferred tax provision                        13,784           9,317
    Provision for losses on accounts
     receivable                                   14,346          12,449
   Additional investment in net current assets
    over liabilities:
     (Increase) in receivables                   (85,751)        (76,434)
     (Increase) in inventories                   (68,822)        (51,247)
     (Increase) in prepaid expenses               (2,111)         (7,876)
     Increase in accounts payable                 88,916          61,897
     Increase in accrued expenses                  2,658           9,040
     Increase in accrued income taxes              3,131          10,751
     (Increase) in other assets                  (33,514)        (25,761)
                                                --------        --------
   Net cash provided by
    operating activities                         175,188         164,370
                                                --------        --------
Investing activities:
   Additions to plant and equipment             (117,494)       (102,922)
   Sales and retirements of plant and equipment    1,976           4,554
   Acquisitions of businesses, net of cash
    acquired                                     (11,897)        (10,700)
   Proceeds from sale of business                  ---            10,878
                                                --------        --------
   Net cash used for investing activities       (127,415)        (98,190)
                                                --------        --------
Financing activities:
   Bank and commercial paper borrowings           34,451          57,786
   Other debt repayments                          (8,983)         (8,457)
   Common stock reissued from treasury            19,354          13,638
   Treasury stock purchases                      (54,712)        (99,849)
   Dividends paid                                (42,514)        (35,697)
                                                --------        --------
   Net cash used for
    financing activities                         (52,404)        (72,579)
                                                --------        --------
(Decrease) in cash                                (4,631)         (6,399)
Cash at beginning of period                       68,759          74,354
                                                --------        --------
Cash at end of period                           $ 64,128        $ 67,955
                                                ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $ 26,022        $ 24,481
     Income taxes                                 91,341          67,680


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

      In September 1993, the number of common shares authorized to be purchased was increased by an additional 10,000,000 shares. As was the case with the previous 8,000,000 share repurchase program completed in June 1993, the Fiscal 1994 program will be utilized primarily to offset shares issued in conjunction with various employee benefit plans and future conversions of Liquid
      Yield Option Notes. As of the end of the third quarter, 2,000,000 shares have been purchased in conjunction with the Fiscal 1994 program.

      Results of Operations
      ---------------------

      Sales and cost of sales increased 12% during the 39 weeks and in the third quarter of Fiscal
      1994 over comparable periods of the prior year.
      Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Because of the severe winter weather during this quarter, the overall foodservice industry growth was diminished and sales increases for a number of SYSCO operating companies fell below their original expectations. In addition, operating pretax margins of the weather-impacted companies were negatively affected by the adverse conditions. A precise measurement of the impact on earnings cannot be made.

      Interest expense in the current periods declined from the prior periods primarily due to the expiration of the interest rate swap in December 1993. Income taxes includes a $4.9 million provision relating to the retroactive impact of recently enacted federal tax legislation. Excluding this charge, the effective tax rate for the current periods was 39.7% compared to 39% for the prior year, reflecting the federal tax rate increase to 35% from 34%.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.

               PART II.  OTHER INFORMATION
                -------------------------


Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen & Co.
           dated May 6, 1994, re unaudited financial statements.

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

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                           John K. Stubblefield, Jr.
                           Sr. Vice President & Controller
                           (Chief Accounting Officer)


 Date:  May 6, 1994

                      EXHIBIT INDEX
                 ----------------------

                                                    SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
- - -----  -----------------------------------------   -------------

 11    SYSCO Corporation and Its Consolidated
        Subsidiaries statement re computation
        of per share earnings                           10


 15    Letter from Arthur Andersen & Co. dated
        May 6, 1994, re unaudited financial
        statements                                      11