Form 10-K
period 1994-07-02
SYSCO CORP
filed 1994-09-29
CIK 96021

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K
(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 2, 1994

                                      OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-6544

                              SYSCO CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                              74-1648137
      (State or other jurisdiction of                 (IRS employer
       incorporation or organization)              identification number)

               1390 ENCLAVE PARKWAY, HOUSTON, TEXAS  77077-2099
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (713) 584-1390

         Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
               Title of Each Class                       Which Registered
               -------------------                    ------------------------
         Common Stock, $1.00 par value                New York Stock Exchange
      Liquid Yield Option Notes due 2004              New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $4,459,000,000 AT SEPTEMBER 9, 1994 (BASED ON THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SEPTEMBER 9, 1994, AS REPORTED BY THE WALL STREET JOURNAL (SOUTHWEST EDITION)). AT SEPTEMBER 9, 1994, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 183,421,732 SHARES OF ITS COMMON STOCK.
                     DOCUMENTS INCORPORATED BY REFERENCE:
   Portions of the proxy statement to be filed not later than 120 days after July 2, 1994 are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

Sysco Corporation (together with its subsidiaries and divisions hereinafter referred to as "SYSCO" or the "Company") is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "away-from-home-eating" industry. The foodservice industry consists of two major customer segments -- "traditional" and "chain restaurants". Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO's chain restaurant customers include regional pizza and French-style bakery operations and national hamburger, chicken and steak chain operations.

Services to the Company's traditional foodservice and chain restaurant customers are supported by similar physical facilities, vehicles, materials handling equipment and techniques, and marketing, merchandising and operating staffs.

CUSTOMERS AND PRODUCTS

The traditional foodservice segment includes businesses and organizations which prepare and serve food to be eaten away from home. Products distributed by the Company include a full line of frozen foods, such as frozen meats, fully prepared frozen entrees, frozen fruits, vegetables and desserts, and a full line of canned and dry goods. In addition, SYSCO's broader line of product offerings includes such items as fresh meat, imported specialties and fresh produce. The Company also supplies a wide variety of nonfood items, including paper products such as disposable napkins, plates and cups; tableware such as china and silverware; restaurant and kitchen equipment and supplies; medical/surgical supplies; and cleaning supplies. SYSCO distributes both nationally-branded merchandise and products packaged under its own private brands.

The Company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the foodservice industry. SYSCO offers daily delivery to certain customer locations and has the capability of delivering special orders on short notice. Through its more than 8,100 sales, marketing and service representatives, the Company keeps informed as to its customers' needs and acquaints them with new products. SYSCO also provides ancillary services relating to its foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control.

No single traditional foodservice customer accounted for as much as 3% of SYSCO's sales for its fiscal year ended July 2, 1994. Approximately 5% of traditional foodservice sales during fiscal 1994 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

The Company's SYGMA Network operations specialize in customized service to chain restaurants, which service is also provided to a lesser extent by many of the Company's traditional foodservice operations. SYSCO's sales to the chain restaurant industry consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The Company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. No chain restaurant customer accounted for as much as 3% of SYSCO's sales for its fiscal year ended July 2, 1994, and there are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

SYSCO does not record sales on the basis of the type of foodservice industry customer, but based upon available information, the Company estimates that sales by type of customer during the past three fiscal years were as follows:

                                                        Fiscal          Fiscal           Fiscal
         Type of Customer                                1994             1993             1992
         ----------------                               ------           ------           ------
         Restaurants                                       60%              60%              60%
         Hospitals and nursing homes                       13               13               13
         Schools and colleges                               7                7                8
         Hotels and motels                                  6                6                6
         Other                                             14               14               13
                                                          ---              ---              ---
                 Totals                                   100%             100%             100%
                                                          ===              ===              ===


SOURCES OF SUPPLY

SYSCO estimates that it purchases from thousands of independent sources, none of which represents the source of more than 5% of the Company's purchases. These sources of supply consist generally of large corporations selling brand name and private label merchandise and independent private label processors and packers. Generally, purchasing is carried out on a decentralized basis through centrally developed purchasing programs (see "Corporate Headquarters' Services and Controls" below) and direct purchasing programs established by the Company's various operating subsidiaries and divisions. The Company continually develops relationships with suppliers but has no material long-term purchase commitments with any supplier.

ACQUISITIONS AND DIVESTITURES

Since its formation as a Delaware corporation in 1969 and commencement of operations in March 1970, SYSCO has grown both through internal expansion of existing operations and acquisitions of formerly independent companies. The shareholders of nine companies exchanged their stock for SYSCO common stock at the formation of the Company, and through the end of fiscal 1994, fifty-one companies have been acquired, as follows:

                                                                        Date                 Accounted
                  Company                                             Acquired               for as a:
                  -------                                             --------             -------------
The Grant Grocer Company                                            June 1970                 Pooling
The Albany Frosted Foods, Inc. and Affiliated Companies             September 1970            Pooling
Arrow Food Distributors, Inc.                                       January 1971              Purchase
Koon Food Sales, Inc.                                               March 1971                Pooling
Rome Foods Company                                                  October 1971              Pooling
Saunders Food Distributors, Inc.                                    October 1971              Purchase
Hallsmith Company, Inc.                                             April 1972                Pooling
The Miesel Company                                                  June 1972                 Pooling
Robert Orr & Company                                                July 1972                 Pooling
Jay Rodgers Co.                                                     July 1972                 Pooling
Hardin's, Inc.                                                      August 1972               Pooling
Baraboo Food Products, Inc.                                         May 1973                  Pooling
E. R. Cochran Company                                               December 1973             Purchase
The Fialkow Company                                                 December 1973             Purchase
Sterling-Keeleys Incorporated                                       December 1973             Purchase
Harrisonburg Fruit & Produce Co.                                    April 1974                Pooling
Alabama Complete Foods, Inc.                                        July 1974                 Pooling
Swan Food Sales, Inc.                                               October 1974              Purchase
Tri-State General Food Supply Co., Inc.                             December 1974             Purchase
Marietta Institutional Wholesalers, Inc.                            June 1975                 Purchase
Monticello Provision Company                                        August 1975               Purchase
Oregon Film Service, Inc. and Affiliated Companies                  September 1975            Purchase
Mid-Central Fish & Frozen Foods, Inc.                               December 1975             Purchase
Glen-Webb & Co.                                                     December 1978             Purchase
Select-Union Foods, Inc.                                            April 1979                Purchase
S.E. Lankford, Jr. Produce, Inc.                                    September 1981            Purchase
General Management Corporation and Subsidiaries                     January 1982              Purchase
Frosted Foods, Inc.                                                 January 1982              Purchase
Pegler & Company                                                    October 1983              Purchase
Bell Distributing Company                                           December 1983             Purchase
DiPaolo Food Distributors, Inc.                                     June 1985                 Purchase
B. A. Railton Company                                               September 1985            Purchase
CML Company, Inc.                                                   September 1985            Purchase
New York Tea Company                                                September 1985            Purchase
Operating divisions of PYA/Monarch, Inc. and
   PYA/Monarch  of Texas, Inc. (Wholly-owned
   subsidiaries of Sara Lee Corporation)
       Amarillo, Texas                                              September 1985            Purchase
       Austin, Texas                                                September 1985            Purchase
       Beaumont, Texas                                              September 1985            Purchase
Trammell, Temple & Staff, Inc.                                      January 1986              Purchase
Deaktor Brothers Provision Co.                                      March 1986                Purchase
Bangor Wholesale Foods, Inc.                                        June 1986                 Purchase
General Foodservice Supply, Inc.                                    December 1986             Purchase
Vogel's                                                             June 1987                 Purchase
Major-Hosking's, Inc.                                               July 1987                 Purchase
Foodservice distribution - related businesses of
   Staley Continental, Inc. (CFS Continental)                       August 1988               Purchase
Olewine's, Inc.                                                     December 1988             Purchase
Oklahoma City-based foodservice distribution
   businesses of Scrivner, Inc.                                     April 1990                Purchase
New York and Pennsylvania-based foodservice
   distribution businesses of Scrivner, Inc.                        April 1991                Purchase
Benjamin Polakoff & Son, Inc.                                       May 1992                  Purchase
Perloff Brothers, Inc. (Tartan Foods)                               December 1992             Purchase
St. Louis Division of Clark Foodservice, Inc.                       February 1993             Purchase
Ritter Food Corporation                                             August 1993               Purchase

SYSCO sold its Global/Sysco division, its last remaining consumer-sized frozen food distribution business, in August 1992.

Two companies were acquired in fiscal 1993. Tartan Sysco Food Services, Inc. (formerly Perloff Brothers, Inc.) of Philadelphia, Pennsylvania is a full-line foodservice distributor to customers in Pennsylvania, Delaware, New Jersey and Maryland. Sysco Food Services of St. Louis, Inc. (formerly the St. Louis Division of Clark Foodservice, Inc.) is a full-line foodservice distributor to customers in St. Louis, Missouri and surrounding communities.

On August 20, 1993 SYSCO purchased Ritter Sysco Food Services, Inc. (formerly Ritter Food Corporation) of Elizabeth, New Jersey, a full-line foodservice distributor to customers in New Jersey, metropolitan New York, western Connecticut and the Philadelphia, Pennsylvania area.

CORPORATE HEADQUARTERS' SERVICES AND CONTROLS

SYSCO's corporate staff, currently consisting of approximately 690 persons, provides a number of services to the Company's operating divisions and subsidiaries. These persons possess experience and expertise in, among other areas, accounting and finance, cash management, data processing, employee benefits, engineering and insurance. Also provided are legal, marketing and tax compliance services as well as warehousing and distribution services which provide assistance in space utilization, energy conservation, fleet management and work flow.

The corporate staff also administers a consolidated product procurement program engaged in the task of developing, obtaining and assuring consistent quality food and nonfood products. The program covers the purchasing and marketing of SYSCO (R) Brand merchandise, as well as private label and national brand merchandise, encompassing substantially all product lines. The Company's operating subsidiaries and divisions may participate in the program at their option.

CAPITAL IMPROVEMENTS

To maximize productivity and customer service, the Company continues to construct and modernize its distribution facilities where the appropriate return on investment is projected. During fiscal 1994, 1993 and 1992, approximately $161,000,000, $128,000,000 and $134,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The Company estimates its capital expenditures in fiscal 1995 should be in the range of $150,000,000 to $200,000,000. During the three years ended July 2, 1994, capital expenditures have been financed primarily by internally generated funds and bank borrowings.

EMPLOYEES

As of July 2, 1994, the Company had approximately 26,200 employees, 21.9% of whom are represented by unions, primarily the International Brotherhood of Teamsters.

Contract negotiations are handled locally with monitoring and assistance by the corporate staff. Collective bargaining agreements covering approximately 12% of the Company's union employees expire during fiscal 1995. SYSCO considers its labor relations to be satisfactory.

COMPETITION

The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis.

The Company believes that, although price and customer contact are important considerations, the principal competitive factor in the foodservice industry is the ability to deliver a wide range of quality products and related services on a timely and dependable basis. Although SYSCO has less than 10% of the foodservice industry market in the United States, SYSCO believes, based upon industry trade data, that its sales to the "away-from-home-eating" industry are the largest of any foodservice distributor. While adequate industry statistics are not available, the Company believes that in most instances its local operations are among the leading distributors of food and related nonfood products to foodservice customers in their respective trading areas.

GENERAL

Except for the SYSCO (R) trademark, the Company does not own or have the right to use any patents, trademarks, licenses, franchises or concessions, the loss of which would have a materially adverse effect on the operations or earnings of the Company.

SYSCO is not engaged in material research activities relating to the development of new products or the improvement of existing products. The Company is engaged in an internally developed project that involves the redesign and development of the computer operating systems through which SYSCO's operating companies will process, control and report the results of all transactions. The project is approaching completion, with the first installation scheduled during calendar 1995. The costs of this project will be amortized over future earnings as completed portions of the project are put into use.

The Company's distribution facilities have tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. Other federal, state and local provisions relating to the protection of the environment or the discharge of materials do not materially impact the Company's use or operation of its facilities. The Company anticipates that compliance with these laws will not have a material effect on the capital expenditures, earnings or competitive position of SYSCO and its subsidiaries.

Sales of the Company do not generally fluctuate on a seasonal basis, and therefore, the business of the Company is not deemed to be seasonal.

The Company operates 106 facilities within the United States and two in Canada.

ITEM 2.  PROPERTIES

As of July 2, 1994 the table below shows the number of distribution facilities and self-serve centers occupied by the Company in each state or province and the aggregate cubic footage devoted to cold and dry storage.

                             Number of              Cold Storage             Dry Storage
                            Facilities                (Thousands              (Thousands
     Location               and Centers             Cubic Feet)              Cubic Feet)
     --------               -----------             ------------             -----------
Alabama                          2                        125                      424
Arizona                          1                      1,485                    3,410
Arkansas                         1                      1,200                    1,145
California                       9                      7,566                   15,479
Colorado                         5                      2,759                    5,476
Florida                          3                      6,054                    5,158
Georgia                          3                      1,969                    6,381
Idaho                            1                        578                      656
Illinois                         2                      2,471                    2,870
Indiana                          1                      1,404                    1,832
Iowa                             1                        642                    1,259
Kansas                           1                      1,975                    2,592
Kentucky                         3                      1,868                    3,486
Louisiana                        1                      2,575                    1,875
Maine                            1                        429                    1,008
Maryland                         4                      4,515                    5,609
Massachusetts                    3                      3,614                    6,173
Michigan                         4                      3,649                    6,067
Minnesota                        1                      2,085                    2,370
Mississippi                      2                      1,318                    1,991
Missouri                         1                      1,128                    1,348
Montana                          1                      2,043                    1,876
Nebraska                         1                      1,518                    1,673
New Jersey                       3                      1,567                    5,527
New Mexico                       2                      1,235                    2,024
New York                         9                      4,337                    8,767
North Carolina                   2                        346                      848
Ohio                             7                      4,681                    8,938
Oklahoma                         3                      1,085                    2,634
Oregon                           2                      2,271                    3,455
Pennsylvania                     6                      2,752                    5,945
South Dakota                     1                          5                      100
Tennessee                        5                      6,423                    7,351
Texas                            9                      8,534                   14,529
Utah                             1                      1,837                    1,919
Virginia                         1                        940                      950
Washington                       2                      2,609                    2,812
Wisconsin                        1                      2,566                    2,244
British Columbia, Canada         2                      1,426                    1,855
                               ---                    -------                  -------

     Total                     108                     95,584                  150,056
                               ===                     ======                  =======

The Company owns approximately 208,678,000 cubic feet of its distribution facilities and self-serve centers (or 85% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 1995 to 2011, exclusive of renewal options. Certain of the facilities owned by the Company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $71,534,000 at July 2, 1994. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates.

Facilities in Lincoln, Nebraska; Albuquerque, New Mexico; Harrisburg, Pennsylvania; San Antonio, Texas; Newark, New Jersey; Atlanta, Georgia; Jackson, Mississippi; and Louisville, Kentucky (which in the aggregate account for approximately 13% of total sales) are operating near maximum capacity and the Company is currently constructing or planning replacements or expansions for these distribution facilities. During fiscal 1995 the Company is planning to complete construction of a distribution facility near Hartford, Connecticut and begin construction of a distribution facility in Milwaukee, Wisconsin.

The Company's fleet of approximately 4,500 delivery vehicles consists of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The Company owns approximately 91% of these vehicles and leases the remainder.

ITEM 3.  LEGAL PROCEEDINGS

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated balance sheets or results of operations of the Company when ultimately concluded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company, each of whom holds the office opposite his name below until the meeting of the Board of Directors immediately preceding the next Annual Meeting of Stockholders or until his successor has been elected or qualified. Executive officers who are also directors, serve as directors until the expiration of their term which is the Annual Meeting of Stockholders in the calendar year specified in parentheses or until his successor has been elected and qualified.

                                                                       Served
                                                                       in This
                                                                      Position
  Name of Officer                            Capacity                   Since                 Age
  ---------------                            --------                 ---------               ---
John F. Baugh                    Senior Chairman of  the Board  of        1985                78
                                 Directors  (1994)

John F. Woodhouse                Chairman of the Board                    1985 &              63
                                 of Directors and Chief                   1982
                                 Executive Officer  (1995)

Herbert Irving                   Vice Chairman and                        1969                76
                                 Chairman of the Finance
                                 Committee of the Board
                                 of Directors  (1994)

Bill M. Lindig                   President and Chief                      1985 &              57
                                 Operating Officer and                    1983
                                 Director  (1996)

Charles H. Cotros                Executive Vice President and           1988, 1989            57
                                 President, Foodservice                   & 1985
                                 Operations and Director  (1994)

James A. Schlindwein             Executive Vice President,                1983 &              65
                                 Procurement (until August 30, 1994)      1982
                                 and Director  (1994)

Gregory K. Marshall              Senior Vice President,                   1993 &              47
                                 Multi-Unit Sales and Chief               1984
                                 Executive Officer, The
                                 SYGMA Network, Inc.

Richard J. Schnieders            Senior Vice President,                   1992                46
                                 Merchandising Services

John K. Stubblefield, Jr.        Senior Vice President,                   1993 &              48
                                 Chief Financial Officer &                1994
                                 Controller

Each of the executive officers listed above has been employed by the Company, or a subsidiary or division of the Company, in an executive capacity throughout the past five years.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS

The principal market for SYSCO's Common Stock is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for SYSCO's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends paid for the periods indicated.

                                    Common Stock Prices
                          ----------------------------------                 Dividends
                             High                     Low                       Paid
                          ----------               ---------                 ---------
Fiscal 1993
     First Quarter        $27-1/4                  $23-5/8                      $.06
     Second Quarter        27-3/4                   23-1/2                       .06
     Third Quarter         27-1/8                   23-1/4                       .07
     Fourth Quarter        27                       22-1/4                       .07

Fiscal 1994
     First Quarter        $30-3/8                  $23-3/4                      $.07
     Second Quarter        31                       27                           .07
     Third Quarter         29-1/4                   25-1/8                       .09
     Fourth Quarter        26-3/8                   22-5/8                       .09


The approximate number of shareholders of SYSCO's Common Stock as of July 2, 1994 was 19,900.

ITEM 6.
SELECTED FINANCIAL DATA

- - - ----------------------------------------------------------------------------------------------------------------------------------
                                                                               Fiscal Year Ended
- - - ----------------------------------------------------------------------------------------------------------------------------------
                                                                1993
(In thousands except for share data)         1994            (53 weeks)              1992              1991               1990
- - - ----------------------------------------------------------------------------------------------------------------------------------
Sales                                    $10,942,499         $10,021,513         $ 8,892,785         $8,149,700         $7,590,568
Earnings before income taxes                 367,582             331,977             281,656            250,864            216,086
Income taxes                                 150,830             130,170             109,427             97,034             83,625
                                         -----------          ----------         -----------         ----------         ----------
Net earnings                                 216,752             201,807             172,229            153,830            132,461
                                         ===========          ==========         ===========         ==========         ==========
Earnings per share                              1.18                1.08                 .93                .83                .73
                                         ===========          ==========         ===========         ==========         ==========
Cash dividends per share                         .32                 .26                 .17                .12                .10
Total assets                               2,811,729           2,530,043           2,325,206          2,177,695          2,001,020
Capital expenditures                         161,485             127,879             134,290            134,921            182,387
Long-term debt                               538,711             494,062             488,828            543,176            583,496
Shareholders' equity                       1,240,909           1,137,216           1,056,846            918,626            770,829
                                         -----------          ----------         -----------         ----------         ----------
Total capitalization                       1,779,620           1,631,278           1,545,674          1,461,802          1,354,325
                                         ===========          ==========         ===========         ==========         ==========
Ratio of long-term debt to capitalization       30.3%               30.3%               31.6%              37.2%              43.1%

ITEM 7.
MANAGEMENT DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

SYSCO provides marketing and distribution services to foodservice customers throughout the contiguous United States and western Canada. The company intends to continually expand its market share through profitable sales growth and constant emphasis on the development of its consolidated buying programs. The company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

         SYSCO has a stock repurchase program which is used primarily to offset shares issued from time to time in conjunction with various employee benefit plans and conversions of Liquid Yield Option Notes. The number of shares acquired and their cost for the past three years was 3,000,000 shares for $80,131,000 in fiscal 1994, 7,200,000 shares for $180,343,000 in fiscal 1993 and 800,0000 shares for $19,803,000 in fiscal 1992.

         SYSCO's operations generate a significant amount of cash which is used to fund the company's investment in facilities, fleet and other equipment required to meet its customers' needs and provide for growth. Net cash generated from operating activities was $282,515,000 in 1994, $257,165,000 in 1993 and $234,552,000 in 1992. Expenditures for facilities, fleet and other equipment were $161,485,000 in 1994, $127,879,000 in 1993 and $134,290,000 in
1992. Expenditures in fiscal 1995 should be in the range of $150,000,000 to $200,000,000.

         The net cash provided by operations less cash utilized for capital expenditures, the stock repurchase program, cash dividends and other uses resulted in long-term debt of $538,711,000 at July 2, 1994. About 47% of the total long-term debt is at fixed rates averaging 7.98% and 53% was at floating rates averaging 4.36%. Long-term debt to capitalization is 30% at July 2, 1994, equal to the 30% at July 3, 1993 and down from the 32% at June 27, 1992. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

         SYSCO has a commercial paper program which is currently supported by a $300,000,000 bank credit facility. During fiscal 1994, 1993 and 1992, commercial paper and bank borrowings ranged from approximately $184,900,000 to $415,100,000, $87,500,000 to $292,500,000 and $130,000,000 to $380,000,000,
respectively.

         In summary, SYSCO believes that through continual monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

SALES

The annual increases in sales of 9% in 1994 and 13% in 1993 result from several factors. Sales in fiscal 1994 and 1993 were affected by modest growth in the U.S. economy, as well as in the foodservice industry, and acquisitions. Excluding the impact of the 53rd week in fiscal 1993, sales increased about 11.5% in fiscal 1994 and about 10% in fiscal 1993. After adjusting for acquisitions, food price increases and eliminating the sales effect of the 53rd week in fiscal 1993, real sales growth was about 7% in 1994 and 9% in 1993. The cost of SYSCO's foodservice products is estimated to have averaged an increase of about 1.9% from the beginning to the end of fiscal 1994 compared to an increase of approximately 1.2% in fiscal 1993. Industry sources estimate the total foodservice market experienced real growth of approximately 2.3% in calendar 1993 and 1.2% in calendar 1992.

         Sales for fiscal 1992 through 1994 were as follows:

- - - ------------------------------------------------------------------------------------------------
  Year                                                                 Sales          % Increase
- - - ------------------------------------------------------------------------------------------------
  1994                                                             $10,942,499,000         9%
  1993 (53 Weeks)                                                   10,021,513,000        13
  1992                                                               8,892,785,000         9

         A comparison of the sales mix in the principal product categories during the last three years is presented below:

- - - --------------------------------------------------------------------------------------------------------------
                                                                                1994          1993        1992
                                                                                ------------------------------
  Medical supplies                                                                1%           --%         --%
  Dairy products                                                                  8             8           8
  Fresh and frozen meats                                                         16            16          17
  Seafoods                                                                        6             6           6
  Poultry                                                                         9             9           8
  Frozen fruits, vegetables, bakery and other                                    14            15          15
  Canned and dry products                                                        25            25          26
  Paper and disposables                                                           7             7           7
  Janitorial products                                                             2             2           2
  Equipment and smallwares                                                        3             3           3
  Fresh produce                                                                   6             6           5
  Beverage products                                                               3             3           3
                                                                                ---           ---         ---
                                                                                100%          100%        100%
                                                                                ===           ===         ===

         A comparison of sales by type of customer during the last three years is presented below:

- - - --------------------------------------------------------------------------------------------------------------
                                                                                1994          1993        1992
                                                                                ------------------------------
  Restaurants                                                                    60%           60%         60%
  Hospitals and nursing homes                                                    13            13          13
  Schools and colleges                                                            7             7           8
  Hotels and motels                                                               6             6           6
  All other                                                                      14            14          13
                                                                                ---           ---         ---
                                                                                100%          100%        100%
                                                                                ===           ===         ===

COST OF SALES

Cost of sales increased about 9% in 1994 and 13% in 1993. These increases were generally in line with the increases in sales. The rate of increase is influenced by SYSCO's overall customer and product mix as well as economies realized in product acquisition.

OPERATING EXPENSES

Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales for the 1994, 1993 and 1992 fiscal years were 14.3%, 14.2% and 14.3%, respectively. Changes in the percentage relationship of operating expenses to sales result from an interplay of several economic influences. Inflationary increases in operating costs generally have been offset through improved productivity.

INTEREST EXPENSE

Interest expense decreased $2,732,000 or approximately 7% in fiscal 1994 as compared to a decrease of $4,271,000 or approximately 10% in fiscal 1993. The decrease in fiscal 1994 is due primarily to the expiration of the interest rate swap in December 1993, while the decrease in fiscal 1993 was due to a reduction in average borrowings. Interest capitalization during the past three years was $1,313,000 in 1994, $1,315,000 in 1993 and $2,292,000 in 1992.

OTHER INCOME, NET

Other income decreased $381,000 or about 18% in fiscal 1994 and decreased $4,292,000 or about 67% in fiscal 1993. About one-half of the decrease in fiscal 1993 resulted from the sale of the last retail distribution company on August 3, 1992. This company previously had significant income from storage and handling activities. Other changes between the years result from fluctuations in miscellaneous activities including gains and losses on the sale of old facilities.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes rose $35,605,000 or approximately 11% above fiscal 1993, which had increased $50,321,000 or approximately 18% over the prior year. Additional sales and realization of operating efficiencies contributed to the increases.

PROVISION FOR INCOME TAXES

The effective tax rate for 1994 was approximately 41% and in 1993 and 1992 was approximately 39%. In August 1993 the Omnibus Budget Reconciliation Act of 1993 became effective. This legislation increased the top corporate tax rate from 34% to 35% effective January 1, 1993. Consequently, in the first quarter of fiscal 1994 SYSCO had a charge to earnings for taxes of $4,900,000 relating to transactions and events through July 3, 1993. About $3,300,000 of the charge relates to an increase in deferred taxes and $1,600,000 relates to the retroactivity of the tax rate increase to January 1, 1993. The effective tax rate for fiscal 1994, excluding the effect of the $4,900,000 charge, was 40%.

NET EARNINGS

Fiscal 1994 represents the eighteenth consecutive year of increased earnings for SYSCO. Net earnings for the year rose $14,945,000 or approximately 7% above fiscal 1993, which had increased $29,578,000 or approximately 17% over the prior year. Excluding the impact of the extra week in fiscal 1993 and the increased tax rate in fiscal 1994, net earnings would have increased approximately 14% in 1994 and approximately 15% in fiscal 1993.

DIVIDENDS

The quarterly dividend rate of nine cents per share was established in November 1993 when it was increased from the seven cents per share set in November 1992.

RETURN ON SHAREHOLDERS' EQUITY

The return on average shareholders' equity for 1994, 1993 and 1992 was approximately 18%, 18% and 17%, respectively. Since inception SYSCO has averaged in excess of a 16% return on shareholders' equity.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 2, 1994

Financial Statements:

                                                                                                                      Page
         Report of Management on Internal Accounting Controls . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

         Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

         Consolidated Financial Statements:

                 Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18
                 Consolidated Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
                 Consolidated Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20
                 Consolidated Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21
                 Summary of Accounting Policies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
                 Additional Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

Schedules:

 V       Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-1

 VI      Accumulated Depreciation and Amortization of Plant and Equipment . . . . . . . . . . . . . . . . . . . . .    S-2

VIII     Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-3

 IX      Short-term Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-4

                 All other schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto.

                 Financial Statements of the Registrant are omitted because the Registrant is primarily an operating company and all subsidiaries are wholly-owned.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None

REPORT OF MANAGEMENT ON INTERNAL ACCOUNTING CONTROLS

The management of SYSCO is responsible for the preparation and integrity of the consolidated financial statements of the Company. The accompanying consolidated financial statements have been prepared by the management of the Company, in accordance with generally accepted accounting principles, using management's best estimates and judgment where necessary. Financial information appearing throughout this Annual Report is consistent with that in the consolidated financial statements.

To help fulfill its responsibility, management maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that transactions are executed in accordance with management's authorizations and are reflected accurately in the Company's records. The concept of reasonable assurance is based on the recognition that the cost of maintaining a system of internal accounting controls should not exceed benefits expected to be derived from the system. SYSCO believes that its long-standing emphasis on the highest standards of conduct and ethics, embodied in comprehensive written policies, serves to reinforce its system of internal controls. The Company's operations review function monitors the operation of the internal control system and reports findings and recommendations to management and the Board of Directors. It also oversees actions taken to address control deficiencies and seeks opportunities for improving the effectiveness of the system.

Arthur Andersen LLP, independent public accountants, has been engaged to express an opinion regarding the fair presentation of the Company's financial condition and operating results. As part of their audit of the Company's financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

The Board of Directors oversees the Company's financial reporting through its Audit Committee which consists entirely of outside directors. The Board, after a recommendation from the Audit Committee, selects and engages the independent public accountants annually. The Audit Committee reviews both the scope of the accountants' audit and recommendations from both the independent public accountants and the internal operations review function for improvements in internal controls. The independent public accountants have free access to the Audit Committee and from time to time confer with them without management representation.

SYSCO recognizes its responsibility to conduct business in accordance with high ethical standards. This responsibility is reflected in a comprehensive code of business conduct that, among other things, addresses potentially conflicting outside business interests of Company employees and provides guidance as to the proper conduct of business activities. Ongoing communications and review programs are designed to help ensure compliance with this code.

The Company believes that its system of internal controls is effective and adequate to accomplish the objectives discussed above.




      /s/ John F. Woodhouse                  /s/ John K. Stubblefield, Jr.
      ---------------------                  -----------------------------
        John F. Woodhouse                      John K. Stubblefield, Jr.
Chairman & Chief Executive Officer               Senior Vice President,
                                          Chief Financial Officer & Controller

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware corporation) and subsidiaries as of July 2, 1994 and July 3, 1993, and the related consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended July 2, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysco Corporation and subsidiaries as of July 2, 1994 and July 3, 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP

Arthur Andersen LLP
Houston, Texas
August 3, 1994

CONSOLIDATED BALANCE SHEETS

- - - -----------------------------------------------------------------------------------------------------------------------------------
(In thousands except for share data)                                                          July 2, 1994             July 3, 1993
- - - -----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash                                                                                       $      86,735             $     68,759
  Accounts and notes receivable, less
    allowances of $15,999 and $15,122                                                              856,448                  770,553
  Inventories                                                                                      601,994                  534,167
  Deferred taxes                                                                                    38,091                   28,878
  Prepaid expenses                                                                                  16,380                   17,379
                                                                                             -------------             ------------
    Total current assets                                                                         1,599,648                1,419,736

Plant and equipment at cost, less depreciation                                                     817,221                  759,857
Other assets
  Goodwill and intangibles, less amortization                                                      266,021                  267,056
  Other                                                                                            128,839                   83,394
                                                                                             -------------             ------------
    Total other assets                                                                             394,860                  350,450
                                                                                             -------------             ------------
Total assets                                                                                 $   2,811,729             $  2,530,043
                                                                                             =============             ============

Liabilities and shareholders' equity
Current liabilities
  Notes payable                                                                              $       5,247             $      6,609
  Accounts payable                                                                                 632,373                  550,507
  Accrued expenses                                                                                 176,043                  159,056
  Accrued income taxes                                                                              29,168                   26,929
  Current maturities of long-term debt                                                               3,730                    3,372
                                                                                             -------------             ------------
    Total current liabilities                                                                      846,561                  746,473
Long-term debt                                                                                     538,711                  494,062
Deferred taxes                                                                                     185,548                  152,292

Contingencies

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                                                            --                       --
  Common stock, par value $1 per share
    Authorized 500,000,000 shares, issued
    191,293,725 shares                                                                             191,294                  191,294
  Paid-in capital                                                                                   60,003                   74,158
  Retained earnings                                                                              1,200,735                1,043,057
                                                                                             -------------             ------------
                                                                                                 1,452,032                1,308,509
  Less cost of treasury stock, 8,224,505 and 6,836,329 shares                                      211,123                  171,293
                                                                                             -------------             ------------
    Total shareholders' equity                                                                   1,240,909                1,137,216
                                                                                             -------------             ------------
Total liabilities and shareholders' equity                                                   $   2,811,729             $  2,530,043
                                                                                             =============             ============


See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED RESULTS OF OPERATIONS

- - - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended
- - - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                               July 3, 1993
(In thousands except for share data)                                July 2, 1994                 (53 Weeks)           June 27, 1992
- - - -----------------------------------------------------------------------------------------------------------------------------------
Sales                                                               $  10,942,499              $  10,021,513           $  8,892,785

Costs and expenses
  Costs of sales                                                        8,971,628                  8,225,275              7,303,886
  Operating expenses                                                    1,568,773                  1,427,394              1,270,397
  Interest expense                                                         36,272                     39,004                 43,275
  Other income, net                                                        (1,756)                    (2,137)                (6,429)
                                                                    -------------              -------------           ------------
    Total costs and expenses                                           10,574,917                  9,689,536              8,611,129
                                                                    -------------              -------------           ------------
Earnings before income taxes                                              367,582                    331,977                281,656
Income taxes                                                              150,830                    130,170                109,427
                                                                    -------------              -------------           ------------
Net earnings                                                        $     216,752              $     201,807           $    172,229
                                                                    =============              =============           ============
Earnings per share                                                  $        1.18              $        1.08           $        .93
                                                                    =============              =============           ============


See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED SHAREHOLDERS' EQUITY

- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Cost of
                                                                          Common           Paid-In          Retained        Treasury
(In thousands)                                                             Stock           Capital          Earnings          Stock
- - - ------------------------------------------------------------------------------------------------------------------------------------
Balance at June 29, 1991                                               $   92,600        $  49,616        $   776,410
Net earnings for year ended June 27, 1992                                                                     172,229
Cash dividends paid, $.17 per share                                                                           (31,637)
Treasury stock purchses, net                                                                                               $  19,803
Stock issued upon conversion of Liquid
  Yield Option Notes                                                            1               42
Stock options exercised                                                       386            7,437
Employees' Stock Purchase Plan                                                186            6,137
Management Incentive Plan                                                     119            3,123
2-for-1 stock split                                                        93,292          (66,355)           (26,937)
                                                                       ----------        ---------        -----------      ---------

Balance at June 27, 1992                                                  186,584               --            890,065         19,803
Net earnings for year ended July 3, 1993                                                                      201,807
Cash dividends paid, $.26 per share                                                                           (48,815)
Treasury stock purchases                                                                                                     180,343
Stock issued upon conversion of Liquid
  Yield Option Notes                                                        4,710           85,649
Stock options exercised                                                                     (8,284)                         (11,557)
Employees' Stock Purchase Plan                                                              (1,625)                         (12,785)
Management Incentive Plan                                                                   (1,582)                          (4,511)
                                                                       ----------        ---------        -----------      ---------

Balance at July 3, 1993                                                   191,294           74,158          1,043,057        171,293
Net earnings for year ended July 2, 1994                                                                      216,752
Cash dividends paid, $.32 per share                                                                           (59,074)
Treasury stock purchases                                                                                                      80,131
Stock issued upon conversion of Liquid
  Yield Option Notes                                                                          (642)                          (3,282)
Stock options excercised                                                                    (9,741)                         (16,055)
Employees' Stock Purchase Plan                                                              (1,461)                         (14,262)
Management Incentive Plan                                                                   (2,311)                          (6,702)
                                                                       ----------        ---------        -----------      ---------

Balance at July 2, 1994                                                $  191,294        $  60,003        $1,200,735       $ 211,123
                                                                       ==========        =========        ==========       =========

See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED CASH FLOWS

- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Year Ended
- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  July 3, 1993
(In thousands)                                                        July 2, 1994                 (53 Weeks)          June 27, 1992
- - - ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                       $    216,752               $    201,807            $   172,229
  Add non-cash items:
    Depreciation and amortization                                         119,982                    107,718                 99,510
    Interst on Liquid Yield Option Notes                                    5,740                      8,004                 10,552
    Deferred tax provision                                                 23,292                     13,281                 15,521
    Provision for losses on receivables                                    17,918                     14,312                 14,422
  Additional investment in certain assets and
    liabilities, net of effect of businesses acquired and sold:
      (Increase) in receivables                                           (86,487)                  (103,236)               (69,192)
      (Increase) in inventories                                           (58,282)                   (38,114)               (27,190)
      Decrease (increase) in prepaid expenses                               3,606                     (2,864)                (1,211)
      Increase in accounts payable                                         73,777                     54,077                 40,413
      Increase (decrease) in accrued expenses                              15,510                     13,144                 (3,421)
      Increase in accrued income taxes                                      2,277                     20,863                  3,190
      (Increase) in other assets                                          (51,570)                   (31,827)               (20,271)
                                                                     ------------               ------------            -----------
  Net cash provided by operating activities                               282,515                    257,165                234,552
                                                                     ------------               ------------            -----------
Cash flows from investing activities:
  Additions to plant and equipment                                       (161,485)                  (127,879)              (134,290)
  Proceeds from sales of plant and equipment                                2,693                      5,136                 16,379
  Acquisitions of businesses, net of cash acquired                        (15,606)                   (10,481)               (12,996)
  Proceeds from sale of business                                               --                     10,878                     --
                                                                     ------------               ------------            -----------
  Net cash used for investing activities                                 (174,398)                  (122,346)              (130,907)
                                                                     ------------               ------------            -----------
Cash flows from financing activities:
  Bank and commercial paper borrowings (repayments)                        38,798                     80,363                (59,389)
  Other debt repayments                                                   (13,240)                    (8,981)                (6,094)
  Common stock issuances                                                       --                         --                 17,431
  Common stock reissued from treasury                                      23,506                     17,362                     --
  Treasury stock purchases                                                (80,131)                  (180,343)               (19,803)
  Dividends paid                                                          (59,074)                   (48,815)               (31,637)
                                                                     ------------               ------------            -----------
  Net cash used for financing activities                                  (90,141)                  (140,414)               (99,492)
                                                                     ------------               ------------            -----------
Net increase (decrease) in cash                                            17,976                     (5,595)                 4,153
Cash at beginning of year                                                  68,759                     74,354                 70,201
                                                                     ------------               ------------            -----------
Cash at end of year                                                  $     86,735               $     68,759            $    74,354
                                                                     ============               ============            ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                         $     36,527               $     38,999            $    44,058
    Income taxes                                                          126,310                     96,291                 89,478

See Summary of Accounting Policies and Additional Financial Information.

SUMMARY OF ACCOUNTING POLICIES


BUSINESS AND CONSOLIDATION

SYSCO Corporation (SYSCO) is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "away-from-home-eating" industry. These services are performed from 68 distribution facilities for approximately 245,000 customers located in the 36 states where the facilities are situated and in 12 adjacent states. The company also has one facility in Vancouver, British Columbia, which provides services to customers in that area.

         The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the 1994 presentation.

         Earnings of acquisitions recorded as purchases are included in SYSCO's results of operations from the date of acquisition.

INVENTORIES

Inventories consist of food and related products held for resale and are valued at the lower of cost (first-in, first-out method) or market.

PLANT AND EQUIPMENT

Capital additions, improvements and major renewals are classified as plant and equipment and are carried at cost. Depreciation is recorded using the straight-line method which reduces the book value of each asset in equal amounts over its estimated useful life. Maintenance, repairs and minor renewals are charged to earnings when they are incurred. Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

         Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized during the past three years was $1,313,000 in 1994, $1,315,000 in 1993 and $2,292,000 in 1992.

GOODWILL AND INTANGIBLES

Goodwill and intangibles represents the excess of cost over the fair value of tangible net assets acquired and is being amortized over 40 years using the straight-line method. Accumulated amortization at July 2, 1994, July 3, 1993 and June 27, 1992 is $43,120,000, $35,416,000 and $27,929,000, respectively.

COMPUTER SYSTEMS DEVELOPMENT PROJECT

SYSCO has capitalized direct costs incurred in connection with an internal computer systems development project. The capitalization of these costs began once it was reasonably certain that the new system would be completed and would fulfill its intended use. Costs of $29,658,000, $14,094,000 and $2,660,000 were capitalized during fiscal 1994, 1993 and 1992, respectively. Amounts capitalized will be amortized over future earnings commencing in fiscal 1995 as completed portions of the project are put into use.

INSURANCE PROGRAM

SYSCO maintains a self-insurance program covering portions of workers' compensation, general and auto liability costs. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported.

INCOME TAXES

SYSCO follows the liability method for deferred income taxes as required by the provisions of Statement of Financial Accounting Standard (SFAS) 109, "Accounting for Income Taxes."

CASH FLOW INFORMATION

For cash flow purposes, cash includes cash equivalents such as time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

ADDITIONAL FINANCIAL INFORMATION


INCOME TAXES

The income tax provisions consist of the following:

- - - ------------------------------------------------------------------------------------------------------
                                                        1994                1993               1992
                                                   ---------------------------------------------------
Federal income taxes                               $130,733,000        $108,990,000        $91,747,000
State and local income taxes                         20,097,000          21,180,000         17,680,000
                                                   ------------        ------------       ------------
  Total                                            $150,830,000        $130,170,000       $109,427,000
                                                   ============        ============       ============

         Included in the income taxes charged to earnings are net deferred tax provisions of $23,292,000 in 1994, $13,281,000 in 1993 and $15,521,000 in 1992.
The provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the company's deferred tax assets and liabilities are as follows:


- - - ------------------------------------------------------------------------------------------------------
                                                                       July 2, 1994       July 3, 1993
                                                                       -------------------------------
Deferred tax liabilities:
  Excess tax depreciation and basis differences of assets              $165,353,000       $143,995,000
  Computer systems development project                                   17,190,000          5,833,000
  Other                                                                   3,005,000          2,464,000
                                                                       ------------       ------------
  Total deferred tax liabilities                                        185,548,000        152,292,000
                                                                       ------------       ------------
Deferred tax assets:
  Accrued pension expenses                                               13,003,000          9,367,000
  Accrued medical and casualty insurance expenses                         8,519,000          9,264,000
  Bad debt reserve                                                        6,138,000          4,065,000
  Uniform capitalization of inventory                                     4,746,000          3,560,000
  Other                                                                   5,685,000          2,622,000
                                                                       ------------       ------------
  Total deferred tax assets                                              38,091,000         28,878,000
                                                                       ------------       ------------
Net deferred tax liabilities                                           $147,457,000       $123,414,000
                                                                       ============       ============

         The company has enjoyed taxable earnings during each of its twenty-five year existence and knows of no reason such profitability should not continue. Consequently, the company believes that it is more likely than not that the entire benefit of existing temporary differences will be realized and therefore no valuation allowance has been established for deferred assets.

         The effective tax rate was 41% in 1994 and 39% in 1993 and 1992 and an analysis is as follows:

- - - ------------------------------------------------------------------------------------------------------
                                                            1994                1993              1992
                                                            ------------------------------------------
Statutory Federal income tax rate                            35%                 34%                34%
Retroactive Federal income tax charge                         1                  --                 --
State and local income taxes,
   net of Federal income tax benefit                          5                   5                  5
                                                             --                  --                 --
                                                             41%                 39%                39%
                                                             ==                  ==                 ==

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

The allowance for doubtful accounts receivable was $15,999,000 as of July 2, 1994, $15,122,000 as of July 3, 1993 and $13,673,000 as of June 27, 1992.
Customer accounts written off, net of recoveries were $17,291,000 or .16% of sales, $13,163,000 or .13% of sales and $14,377,000 or .16% of sales for fiscal years 1994, 1993 and 1992, respectively.

SHAREHOLDERS' EQUITY

Earnings per share have been computed by dividing net earnings by 184,338,616 in 1994, 186,745,576 in 1993 and 186,001,381 in 1992, which represents the weighted average number of shares of common stock outstanding during those respective years.

         In May 1986, the Board of Directors adopted a Warrant Dividend Plan designed to protect against those unsolicited attempts to acquire control of SYSCO that the Board believes are not in the best interest of the shareholders. The plan, as adjusted, provides for a dividend distribution of one-fourth of one Preferred Stock Purchase Right (Right) for each outstanding share of SYSCO common stock. Each Right may be exercised to purchase one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $135, subject to adjustment. The Rights will not be exercisable until a party either acquires 20% of the company's common stock or makes a tender offer for 20% or more of its common stock. In the event of a merger or other business combination transaction, each Right effectively entitles the holder to purchase $270 worth of stock of the surviving company for a purchase price of $135.

         The Rights expire on May 30, 1996 and may be redeemed before expiration by the company at a price of $.05 per Right until a party acquires 20% of the company's common stock or thereafter under certain circumstances. As a result of the Rights distribution, 600,000 of the 1,500,000 authorized preferred shares have been reserved for issuance as Series A Junior Participating Preferred Stock.

PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

- - - --------------------------------------------------------------------------------------------------------------
                                                                                                   Estimated
                                                July 2, 1994             July 3, 1993             Useful Lives
                                           -------------------------------------------------------------------
Plant and equipment, at cost
  Land                                     $        81,933,000      $         70,254,000
  Buildings and improvements                       606,986,000               566,153,000           10-40 years
  Equipment                                        718,410,000               619,183,000            3-20 years
                                           -------------------      --------------------
                                                 1,407,329,000             1,255,590,000
Accumulated depreciation                          (590,108,000)             (495,733,000)
                                           -------------------      --------------------
Net plant and equipment                    $       817,221,000      $        759,857,000
                                           ===================      ====================

DEBT

At July 2, 1994 and July 3, 1993 SYSCO had $5,247,000 and $6,609,000,
respectively, of short-term bank borrowings. The level of such borrowings fluctuates during the year based on working capital requirements.

         SYSCO's long-term debt is comprised of the following:

- - - ----------------------------------------------------------------------------------------------------------
                                                                   July 2, 1994              July 3, 1993
                                                                 -----------------------------------------
Revolving loan agreement and commercial paper,
  interest averaging 4.4% in 1994 and 3.2% in 1993               $    273,800,000         $    218,778,000
Senior notes, interest at 9.95%, maturing in 1999                      91,500,000               91,500,000
Liquid Yield Option Notes, interest at 6.25%, maturing in 2004         95,653,000               92,614,000
Industrial Revenue Bonds, mortgages and other, interest
  averaging 6.9% in 1994 and 7.3% in 1993, maturing at
  various dates to 2026                                                81,488,000               94,542,000
                                                                 ----------------         ----------------
Total long-term debt                                                  542,441,000              497,434,000
Less current maturities                                                (3,730,000)              (3,372,000)
                                                                 ----------------         ----------------
Net long-term debt                                               $    538,711,000         $    494,062,000
                                                                 ================         ================

         The principal payments required to be made on long-term debt during the next five years are shown below:

                           Year                                       Amount
                           ----                                       ------
                           1995                                    $  3,730,000
                           1996                                       3,324,000
                           1997                                       9,547,000
                           1998                                       2,611,000
                           1999                                     101,610,000


         SYSCO has a $300,000,000 revolving loan agreement maturing in 1997 which currently supports the company's commercial paper program. Management anticipates extending this agreement prior to its maturity date. The commercial paper borrowings at July 2, 1994 were $273,800,000. The Liquid Yield Option Notes have no periodic interest payments, will yield 6.25% if held to maturity, and can be converted into SYSCO common stock at a conversion rate of 24.512 shares per note. Each note which initially sold for $397.27 has an accreted value of $531.37 at July 2, 1994.

         The Industrial Revenue Bonds have varying structures. Final maturities range from one to thirty-two years and certain of the bonds provide SYSCO the right to redeem (a call) at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity. Certain bonds have provisions whereby the holder may require SYSCO to purchase or redeem the bonds (a put) under certain circumstances. If certain of these bonds are purchased from bondholders, they can be remarketed at the then prevailing interest rates.

         Long-term debt at July 2, 1994 was $538,711,000, of which 47% is secured at fixed rates averaging 7.98% with the average life of eight years, while the remainder is financed at floating rates averaging 4.36%. Certain loan agreements contain typical covenants to protect noteholders including provisions to maintain tangible net worth and funded indebtedness at specified levels.

         The fair value of SYSCO's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of long-term debt approximates $562,000,000 at July 2, 1994. As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of July 2, 1994, SYSCO had not entered into any significant derivative or other off-balance-sheet financing arrangements.

LEASES

Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $31,089,000, $27,506,000 and $26,759,000 in fiscal 1994, 1993 and 1992, respectively. Contingent rentals, subleases, assets and obligations under capital leases are not significant.

         Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

                           Year                                       Amount
                           ----                                       ------
                           1995                                    $ 13,487,000
                           1996                                      10,253,000
                           1997                                       7,176,000
                           1998                                       4,942,000
                           1999                                       3,444,000
                           Later years                                5,612,000


INCENTIVE STOCK OPTION PLANS

EMPLOYEE INCENTIVE STOCK OPTION PLAN

The Employee Incentive Stock Option Plan adopted in fiscal 1982 provided for the issuance of options to purchase SYSCO common stock to officers and key personnel of the company and its subsidiaries at the market price at date of grant, as adjusted for stock splits. No further grants will be made under this plan which expired in November 1991 and was replaced by the 1991 Stock Option Plan.

         The following summary presents information with regard to incentive options under this plan:

- - - ----------------------------------------------------------------------------------------------------------
                                                       Maximum              Shares
                                                       Shares                Under           Average Price
                                                     Exercisable            Option             Per Share
                                                     -----------------------------------------------------
Balance at June 29, 1991                              1,579,124            3,683,210            $ 11.77
  Granted                                                                    740,548              22.25
  Cancelled                                                                 (169,788)             13.25
  Exercised                                                                 (860,080)              9.12
                                                                           ---------
Balance at June 27, 1992                              1,682,890            3,393,890              14.65
  Granted                                                                         --                 --
  Cancelled                                                                 (191,991)             14.60
  Exercised                                                                 (527,829)              9.77
                                                                           ---------
Balance at July 3, 1993                               1,940,987            2,674,070              15.62
  Granted                                                                         --                 --
  Cancelled                                                                 (112,187)             13.02
  Exercised                                                                 (757,604)             12.39
                                                                           ---------
Balance at July 2, 1994                               1,600,282            1,804,279              17.14
                                                                           =========

1991 STOCK OPTION PLAN

The 1991 Stock Option Plan was adopted in fiscal 1992 and reserves 3,000,000 shares of SYSCO common stock for options to directors, officers and key personnel of the company and its subsidiaries at the market price at date of grant. This plan provides for the issuance of options which are qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified and stock appreciation rights. To date, the company has issued stock options but no stock appreciation rights.

         The following summary presents information with regard to options issued under the 1991 plan:

- - - ----------------------------------------------------------------------------------------------------------
                                                       Maximum              Shares
                                                       Shares                Under           Average Price
                                                     Exercisable            Option             Per Share
                                                     -----------------------------------------------------
Balance at June 27, 1992                                     --                   --            $    --
  Granted                                                                    525,580              25.25
  Cancelled                                                                  (10,260)             25.25
  Exercised                                                                       --                 --
                                                                           ---------
Balance at July 3, 1993                                      --              515,320              25.25
  Granted                                                                    633,650              28.88
  Cancelled                                                                  (26,484)             26.50
  Exercised                                                                   (8,071)             25.25
                                                                           ---------
Balance at July 2, 1994                                 163,305            1,114,415              27.28
                                                                           =========

EMPLOYEE BENEFIT PLANS

SYSCO and each of its subsidiaries have defined benefit and defined contribution retirement plans for their employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements.

         The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation. The defined contribution 401(k) plans provide that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation.

         The funded status of the defined benefit plans is as follows:

- - - --------------------------------------------------------------------------------------------------------
                                                                       July 2, 1994       July 3, 1993
                                                                    ------------------------------------
Assets available for benefits                                       $   110,344,000      $  106,338,000
Projected benefit obligation
  Vested                                                               (103,437,000)        (88,688,000)
  Nonvested                                                              (9,778,000)         (9,181,000)
                                                                    ---------------      --------------
  Total accumulated benefit obligation                                 (113,215,000)        (97,869,000)
  Effect of projected future compensation increases                     (16,322,000)        (11,299,000)
                                                                    ---------------      --------------
Total actuarial projected benefit obligation                           (129,537,000)       (109,168,000)
                                                                    ---------------      --------------
Assets (less than) projected obligation                             $   (19,193,000)     $   (2,830,000)
                                                                    ===============      ==============
Consisting of:
Amounts to be offset against (charged to) future pension costs
  Remaining assets in excess of obligation existing at
    adoption of SFAS 87 in 1986                                     $    10,313,000      $   11,493,000
  Unrecognized actuarial loss due to differences in
    assumptions and actual experience                                   (21,302,000)        (11,161,000)
  Unrecognized prior service cost                                        10,011,000          11,194,000
Accrued pension costs                                                   (18,215,000)        (14,356,000)
                                                                    ---------------      --------------
                                                                    $   (19,193,000)     $   (2,830,000)
                                                                    ===============      ==============


         The projected unit credit method was used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The discount rate used was 7.75% in 1994, 1993 and 1992 and the rate of increase in future compensation levels used was 5.5% in each year. The expected long-term rate of return on assets used was 10% in 1994 and 12% in 1993 and 1992. The plans invest primarily in marketable securities and time deposits.

         Net pension costs were as follows:

- - - -------------------------------------------------------------------------------------------------------
                                                         1994              1993               1992
                                                     --------------------------------------------------
Defined benefit plans
  Benefits earned during the year                    $ 16,866,000      $ 18,410,000       $  14,584,000
  Interest accrued on benefits earned
    in prior years                                      9,655,000         8,663,000           6,467,000
  Actual return on plan assets                            378,000       (14,355,000)         (9,664,000)
  Net amortization and deferral                       (13,356,000)        3,063,000          (1,119,000)
                                                     ------------      ------------       -------------
Net pension costs from defined
  benefit plans                                        13,543,000        15,781,000          10,268,000
Defined contribution plans                              8,407,000         3,326,000           5,892,000
Multi-employer pension plans                           12,412,000        10,285,000           8,776,000
                                                     ------------      ------------       -------------
Net pension costs                                    $ 34,362,000      $ 29,392,000       $  24,936,000
                                                     ============      ============       =============

         SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards under this plan were $12,508,000 in 1994, $11,725,000 in 1993 and $8,026,000 in 1992.
In addition to the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits upon retirement under a Supplemental Executive Retirement Plan. This plan is a nonqualified, unfunded supplementary retirement plan for which SYSCO has purchased life insurance on the lives of the participants with carrying values of $33,199,000 at July 2, 1994 and $26,740,000 at July 3, 1993. The company is the sole owner and beneficiary of such policies. The periodic pension costs of this plan were $3,109,000 in 1994 and $2,996,000 in 1993. The actuarially determined accumulated benefit obligation for this plan included in accrued expenses was $16,558,000 at July 2, 1994 and $13,898,000 at July 3, 1993. After taking into consideration the effect of future compensation increases, the projected benefit obligation of this plan was $23,941,000 at July 2, 1994 and $19,224,000 at July 3, 1993.

         SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) who have been employed for at least one year to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each fiscal quarter. During 1994, 579,916 shares of SYSCO common stock were purchased by the participants as compared to 538,923 purchased in 1993 and 514,392 purchased in 1992. The total number of shares which may be sold pursuant to the plan may not exceed 12,000,000 shares of which 1,691,079 remained available at July 2, 1994.

         At the beginning of fiscal 1994, SYSCO implemented SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the cost of retiree benefits other than pensions be recognized in the financial statements during the years the employee provides services. In the prior years, the company's portion of the cost of these benefits has been expensed under the pay-as-you-go method. SYSCO provides postretirement health care benefits to eligible retired employees and their dependents. This accounting change had no significant effect on net earnings or financial condition in fiscal 1994.

         Net periodic postretirement benefit cost for fiscal 1994 was as follows:

- - - ----------------------------------------------------------------------------------
Service cost-benefits earned during the period                            $238,000
Interest cost                                                              280,000
Amortization of transition obligation                                      173,000
                                                                          --------
Net periodic postretirement benefit cost                                  $691,000
                                                                          ========

     The components of the postretirement benefit obligation, included in accrued expenses at July 2, 1994 were:

- - - ----------------------------------------------------------------------------------
Retirees                                                              $    589,000
Fully eligible active participants                                       1,588,000
Other active employees                                                   2,420,000
                                                                      ------------
Accumulated postretirement benefit obligation                            4,597,000
Unrecognized net loss and effects of changes in assumptions               (123,000)
Unrecognized prior service cost                                         (1,095,000)
Unrecognized transition obligation                                      (3,250,000)
                                                                      ------------
Accrued postretirement benefit liability                              $    129,000
                                                                      ============

         The discount rate used to determine the accumulated postretirement benefit obligation was 8%. A health care cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

         The Financial Accounting Standards Board (FASB) has issued an Accounting Standard, which when effective, will require the recognition of certain benefits paid to former or inactive employees after employment but before retirement. SYSCO will recognize the provisions of the FASB Standard in its fiscal year ending July 1, 1995. If the Standard had been adopted in fiscal 1994, the effects on net earnings or financial condition would not be significant.

CONTINGENCIES

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended July 2, 1994 and July 3, 1993:

- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                Quarter Ended
1994                                               ---------------------------------------------------------------
(In thousands except for share data)                 October 2        January 1         April 2           July 2       Fiscal Year
- - - ------------------------------------------------------------------------------------------------------------------------------------
Sales                                              $  2,709,874     $  2,665,882     $  2,684,854     $  2,881,889     $ 10,942,499
Cost of sales                                         2,224,155        2,179,225        2,209,780        2,358,468        8,971,628
Operating expenses                                      389,249          384,340          391,844          403,340        1,568,773
Interest expense                                          9,602           10,347            7,949            8,374           36,272
Other income, net                                          (959)            (175)            (496)            (126)          (1,756)
                                                   ------------     ------------     ------------     ------------     ------------
Earnings before income taxes                             87,827           92,145           75,777          111,833          367,582
Income taxes                                             39,767           36,582           30,083           44,398          150,830
                                                   ------------     ------------     ------------     ------------     ------------
Net earnings                                       $     48,060     $     55,563     $     45,694     $     67,435     $    216,752
                                                   ============     ============     ============     ============     ============
Per share:
  Earnings                                         $        .26     $        .30     $       .25      $        .37     $       1.18
  Cash dividends                                            .07              .07             .09               .09              .32
  Market price                                            30-24            31-27           29-25             26-23            31-23



- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                Quarter Ended
                                                   ---------------------------------------------------------------
1993                                                                                                      July 3        Fiscal Year
(In thousands except for share data)               September 26      December 26        March 27        (14 Weeks)      (53 Weeks)
- - - ------------------------------------------------------------------------------------------------------------------------------------
Sales                                              $  2,415,827     $  2,392,345     $  2,399,326     $  2,814,015     $ 10,021,513
Cost of sales                                         1,987,820        1,961,447        1,968,664        2,307,344        8,225,275
Operating expenses                                      345,632          341,758          351,825          388,179        1,427,394
Interest expense                                          9,608            9,769            9,369           10,258           39,004
Other income, net                                          (773)             103             (661)            (806)          (2,137)
                                                   ------------     ------------     ------------     ------------     ------------
Earnings before income taxes                             73,540           79,268           70,129          109,040          331,977
Income taxes                                             28,681           30,914           27,350           43,225          130,170
                                                   ------------     ------------     ------------     ------------     ------------
Net earnings                                       $     44,859     $     48,354     $     42,779     $     65,815     $    201,807
                                                   ============     ============     ============     ============     ============
Per share:
  Earnings                                         $        .24     $        .26     $        .23     $        .35     $       1.08
  Cash dividends                                            .06              .06              .07              .07              .26
  Market price                                            27-24            28-24            27-23            27-22            28-22

- - - ------------------------------------------------------------------------------------------------------------------------------------
Percentage increases -- 1994 vs 1993:
Sales                                                        12%              11%              12%               2%               9%
Earnings before income taxes                                 19               16                8                3               11
Net earnings                                                  7               15                7                2                7
Earnings per share                                            8               15                9                6                9

                                   PART III

The information required by Items 10, 11, 12 and 13 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the 1994 fiscal year, and said proxy statement is hereby incorporated by reference thereto.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Executive Officers is included in Part I (Item 4A) of this Form 10-K (page 8).

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Disclosures regarding related transactions are included in the definitive proxy statement on page 14 under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

                 1. All financial statements. See index to Consolidated Financial Statements on page 14 of this Form 10-K.

                 2.       Financial Statement Schedules.  See page 14 of this
                          Form 10-K.

                 3.       Exhibits.

                          3(a) Restated Certificate of Incorporation, as amended, hereby incorporated by reference to Form 10-K for the year ended June 29, 1991.

                          3(b)    BYLAWS, AS AMENDED.

                          4(a) Competitive Advance and Revolving Credit Facility Agreement dated as of July 27, 1988, as amended February 14, 1989 and May 1, 1989 hereby incorporated by reference to the Form 10-K for the year ended July 1, 1989.

                                  Agreement and Third Amendment to Competitive
                                  Advance and Revolving Credit Facility and
                                  Modification of Notes dated as of January 2, 1990 hereby incorporated by reference to Form 10-K for the year ended June 30, 1990.

                                  AGREEMENT AND FOURTH AMENDMENT TO COMPETITIVE ADVANCE AND REVOLVING CREDIT FACILITY AGREEMENT, DATED AS OF JANUARY 31, 1994.

                          4(b) Sysco Corporation Note Agreement dated as of June 1, 1989 hereby incorporated by reference to the Form 10-K for the year ended July 1, 1989.

                          4(c) Indenture, dated as of October 1, 1989, between Sysco Corporation and Chemical Bank, Trustee hereby incorporated by reference to Registration Statement on Form S-3 (File No. 33-31227).

                          10(a) Amended and restated Sysco Corporation Executive Deferred Compensation Plan incorporated by reference to Form 10-K for the year ended July 3, 1993.

                          10(b) Amended and restated Sysco Corporation Supplemental Executive Retirement Plan incorporated by reference to Form 10-K for the year ended July 3, 1993.

                          10(c) Sysco Corporation Employee Incentive Stock Option Plan incorporated by reference to the Form S-8 filed under the Securities Act of 1933, as amended, dated April 1, 1987, as amended.

                          10(d) SYSCO CORPORATION AMENDED AND RESTATED MANAGEMENT INCENTIVE PLAN (SUBJECT TO APPROVAL BY STOCKHOLDERS AT 1994 ANNUAL MEETING).

                          10(e) Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 27, 1992.

                          11      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                          21      SUBSIDIARIES OF THE REGISTRANT

                          23      INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

                          27      FINANCIAL DATA SCHEDULE

(b)                       Reports on Form 8-K

                                     None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of September, 1994.


                                  SYSCO CORPORATION


                                  By       /s/     JOHN F. WOODHOUSE
                                                   John F. Woodhouse
                                      Chairman and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.



PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:




/s/     JOHN F. BAUGH                       Senior Chairman of the
        John F. Baugh                       Board of Directors


/s/     JOHN K. STUBBLEFIELD, JR.           Senior Vice President,
        John K. Stubblefield, Jr.           Chief Financial Officer & Controller

DIRECTORS:

/s/ JOHN W. ANDERSON                       /s/  BILL M. LINDIG
    John W. Anderson                            Bill M. Lindig


/s/ JOHN F. BAUGH                          /s/  RICHARD G. MERRILL
    John F. Baugh                               Richard G. Merrill


_________________________                  /s/  DONALD H. PEGLER, JR.
    Colin G. Campbell                           Donald H. Pegler, Jr.


/s/ CHARLES H. COTROS                      /s/  FRANK H. RICHARDSON
    Charles H. Cotros                           Frank H. Richardson


/s/  FRANK A. GODCHAUX III                 /s/  JAMES A. SCHLINDWEIN
     Frank A. Godchaux III                      James A. Schlindwein


/s/ JONATHAN GOLDEN                        /s/  PHYLLIS SHAPIRO SEWELL
    Jonathan Golden                             Phyllis Shapiro Sewell


/s/ HERBERT IRVING                         /s/  THOMAS B. WALKER, JR.
    Herbert Irving                              Thomas B. Walker, Jr.


/s/ DONALD J. KELLER                       /s/  JOHN F. WOODHOUSE
    Donald J. Keller                            John F. Woodhouse
                                                Director and
                                                Chief Executive Officer

                      SYSCO CORPORATION AND SUBSIDIARIES
                 SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                                                BALANCE AT                                    OTHER CHANGES-           BALANCE
                                                BEGINNING        ADDITIONS      RETIREMENT     ADD (DEDUCT)             AT END
       CLASSIFICATION                           OF PERIOD         AT COST        OR SALES        DESCRIBE             OF PERIOD
       --------------                         --------------    ------------   ------------    ------------         --------------
  YEAR ENDED JUNE 27, 1992
  ------------------------

    Land..................................    $   63,903,000    $  6,348,000   $ (1,351,000)   $    400,000  (A)   $   69,300,000

    Buildings and improvements............       498,386,000      57,621,000    (20,091,000)      5,024,000  (A)       540,940,000

    Machinery, fixtures and equipment.....       495,699,000      70,321,000    (18,195,000)        944,000  (A)       548,769,000
                                              --------------    ------------   ------------    ------------         --------------
                     TOTALS                   $1,057,988,000    $134,290,000   $(39,637,000)   $  6,368,000         $1,159,009,000
                                              ==============    ============   ============    ============         ==============

  YEAR ENDED JULY 3, 1993
  -----------------------

    Land..................................    $   69,300,000    $  3,265,000   $ (2,362,000)   $     51,000  (A)    $   70,254,000

                                                                                                  4,077,000  (A)
    Buildings and improvements............       540,940,000      33,300,000     (1,116,000)    (11,048,000) (B)       566,153,000

                                                                                                  6,364,000  (A)
    Machinery, fixtures and equipment.....       548,769,000      91,314,000    (21,811,000)     (5,453,000) (B)       619,183,000
                                              --------------    ------------   ------------    ------------         --------------
                     TOTALS                   $1,159,009,000    $127,879,000   $(25,289,000)   $ (6,009,000)        $1,255,590,000
                                              ==============    ============   ============    ============         ==============

  YEAR ENDED JULY 2, 1994
  -----------------------

    Land..................................    $   70,254,000    $ 11,719,000   $    (40,000)                        $   81,933,000

    Buildings and improvements............       566,153,000      39,759,000     (2,080,000)   $  3,154,000  (A)       606,986,000

    Machinery, fixtures and equipment.....       619,183,000     110,007,000    (25,519,000)     14,739,000  (A)       718,410,000
                                              --------------    ------------   ------------    ------------         --------------
                     TOTALS                   $1,255,590,000    $161,485,000   $(27,639,000)   $ 17,893,000         $1,407,329,000
                                              ==============    ============   ============    ============         ==============

(A) Allocation of purchase price to plant and equipment at date of acquisition of companies purchased in the fiscal year.
(B) Allocation of cost of plant and equipment at date of sale of business sold in the fiscal year.

                      SYSCO CORPORATION AND SUBSIDIARIES

           SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PLANT AND EQUIPMENT

                                                                 ADDITIONS
                                                BALANCE AT       CHARGED TO                   OTHER CHANGES-           BALANCE
                                                BEGINNING        COSTS AND      RETIREMENT     ADD (DEDUCT)             AT END
       CLASSIFICATION                           OF PERIOD         EXPENSES       OR SALES        DESCRIBE             OF PERIOD
       --------------                         --------------    ------------   ------------    ------------         --------------
 YEAR ENDED JUNE 27, 1992
 ------------------------

    Buildings and improvements...........     $ 95,796,000      $ 25,078,000   $ (7,620,000)   $    22,000  (A)     $113,276,000

    Machinery, fixtures and equipment....      263,091,000        63,349,000    (15,710,000)       580,000  (A)      311,310,000
                                              ------------      ------------   ------------    -----------          ------------
                     TOTALS..............     $358,887,000      $ 88,427,000   $(23,330,000)   $   602,000          $424,586,000
                                              ============      ============   ============    ===========          ============
 YEAR ENDED JULY 3, 1993
 -----------------------

                                                                                               $   740,000  (A)
    Buildings and improvements...........     $113,276,000      $ 25,464,000   $   (861,000)    (5,680,000) (B)     $132,939,000

                                                                                                 4,987,000  (A)
    Machinery, fixtures and equipment....      311,310,000        69,524,000    (19,292,000)    (3,735,000) (B)      362,794,000
                                              ------------      ------------   ------------    -----------          ------------
                     TOTALS..............     $424,586,000      $ 94,988,000   $(20,153,000)   $(3,688,000)         $495,733,000
                                              ============      ============   ============    ===========          ============
 YEAR ENDED JULY 2, 1994
 -----------------------

    Buildings and improvements...........     $132,939,000      $ 28,396,000   $ (1,139,000)   $ 2,251,000  (A)     $162,447,000

    Machinery, fixtures and equipment....      362,794,000        78,820,000    (23,807,000)     9,854,000  (A)      427,661,000
                                              ------------      ------------   ------------    -----------          ------------
                     TOTALS..............     $495,733,000      $107,216,000   $(24,946,000)   $12,105,000          $590,108,000
                                              ============      ============   ============    ===========          ============

(A) Allocation to plant and equipment at date of acquisition of companies purchased in the fiscal year.
(B) Allocation of cost to plant and equipment at date of sale of business sold in the fiscal year.

                      SYSCO CORPORATION AND SUBSIDIARIES

              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS




                                             Balance at      Charged to        Charged to                                Balance at
                                             Beginning       Costs and       Other Accounts      Deductions                End of
                          Description        of Period        Expenses        Describe (1)        Describe                 Period
                          -----------        ----------      ----------      --------------      ----------              ----------
                          Allowance
 For year ended           for doubtful                                                          $14,377,000 (2)
 June 27, 1992.........   accounts          $13,583,000      $14,422,000      $   75,000             30,000 (3)          $13,673,000


                          Allowance
 For year ended           for doubtful                                                          $13,163,000 (2)
 July 3, 1993..........   accounts          $13,673,000      $14,312,000      $  350,000             50,000 (3)          $15,122,000


                          Allowance
 For year ended           for doubtful
 July 2, 1994..........   accounts          $15,122,000      $17,918,000      $  250,000        $17,291,000 (2)          $15,999,000



(1)   Allowance accounts added from acquisitions.
(2)   Customer accounts written off, net of recoveries.
(3)   Allowance accounts deducted due to sales of businesses.

                      SYSCO CORPORATION AND SUBSIDIARIES
                     SCHEDULE IX -- SHORT-TERM BORROWINGS

                                                          WEIGHTED        MAXIMUM          AVERAGE AMOUNT  WEIGHTED AVERAGE
                                           BALANCE AT      AVERAGE        AMOUNT             OUTSTANDING     INTEREST RATE
          CATEGORY OF AGGREGATE               END         INTEREST      OUTSTANDING          DURING THE        DURING THE
          SHORT-TERM BORROWINGS            OF PERIOD        RATE     DURING THE PERIOD       PERIOD (3)        PERIOD (3)
          ---------------------            ----------     --------   -----------------     --------------  ----------------
 YEAR ENDED JUNE 27, 1992
 ------------------------

     Bank credit lines (1).............   $  2,057,000      5.93%      $  65,500,000       $  18,198,000        5.57%

     Commercial paper (2)..............    127,588,000      3.86         250,200,000         160,692,000        5.07

     Revolving loan agreement (2)......         --           --           35,000,000          11,814,000        5.95

 YEAR ENDED JULY 3, 1993
 -----------------------

     Bank credit lines (1).............   $  6,609,000      4.90%      $  66,800,000       $  22,717,000        3.65%

     Commercial paper (2).............     218,778,000      3.22         250,000,000         165,543,000        3.36

     Revolving loan agreement (2)......         --           --               --                  --             --

 YEAR ENDED JULY 2, 1994
 -----------------------

     Bank credit lines (1).............   $  5,247,000      6.17%      $ 125,100,000       $  47,534,000        3.65%

     Commercial paper (2).............     273,800,000      4.41         300,000,000         255,056,000        3.50

     Revolving loan agreement (2)......         --           --               --                  --             --

(1) Bank credit lines primarily reflect the overnight funding of working capital requirements.

(2) The Company currently maintains a $300,000,000 revolving credit facility with a group of banks, which supports the commercial paper program and provides short-term fundings as requested. Borrowings under the commercial paper program and the revolving loan agreement are issued with specific maturity dates, generally one to three months. The revolving credit facility expires in fiscal 1997.

(3) Average amounts outstanding and weighted average interest rates were computed based upon the weighted average of short-term borrowings and related interest rates during the period.

                              INDEX TO EXHIBITS

  Exhibit
  Number                                 Description of Exhibit
  ------                                 ----------------------
   3(a)                   Restated Certificate of Incorporation, as amended, hereby
                          incorporated by reference to Form 10-K for the year ended
                          June 29, 1991.

   3(b)                   BYLAWS, AS AMENDED.

   4(a)                   Competitive Advance and Revolving Credit Facility
                          Agreement dated as of July 27, 1988, as amended
                          February 14, 1989 and May 1, 1989 hereby incorporated by reference to the Form 10-K for the year ended
                          July 1, 1989.

                          Agreement and Third Amendment to Competitive Advance
                          and Revolving Credit Facility and Modification of Notes
                          dated as of January 2, 1990 hereby incorporated by reference to Form 10-K for the year ended June 30, 1990.

                          AGREEMENT AND FOURTH AMENDMENT TO COMPETITIVE
                          ADVANCE AND REVOLVING CREDIT FACILITY AGREEMENT,
                          DATED AS OF JANUARY 31, 1994.

  4(b)                    Sysco Corporation Note Agreement dated as of June 1,
                          1989 hereby incorporated by reference to the Form 10-K for the year ended July 1, 1989.

  4(c)                    Indenture, dated as of October 1, 1989, between Sysco
                          Corporation and Chemical Bank, Trustee hereby incorporated by reference to Registration Statement on Form S-3 (File No. 33-31227).

10(a)                     Amended and restated Sysco Corporation Executive
                          Deferred Compensation Plan incorporated by reference to Form 10-K for the year ended July 3, 1993.

10(b)                     Amended and restated Sysco Corporation Supplemental
                          Executive Retirement Plan incorporated by reference to Form 10-K for the year ended July 3, 1993.

 Exhibit
 Number                                Description of Exhibit
 ------                                ----------------------
 10(c)                    Sysco Corporation Employee Incentive Stock Option Plan
                          incorporated by reference to the Form S-8 filed under the
                          Securities Act of 1933, as amended, dated April 1, 1987,
                          as amended.

 10(d)                    SYSCO CORPORATION AMENDED AND RESTATED MANAGEMENT INCENTIVE
                          PLAN (SUBJECT TO APPROVAL BY STOCKHOLDERS AT 1994 ANNUAL MEETING).

 10(e)                    Sysco Corporation 1991 Stock Option Plan incorporated
                          by reference to Form 10-K for the year ended June 27, 1992.

 11                       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

 21                       SUBSIDIARIES OF THE REGISTRANT

 23                       INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

 27                       FINANCIAL DATA SCHEDULE