Form 10-Q
period 1994-10-01
SYSCO CORP
filed 1994-11-14
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 1994

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

     Yes  [X]      No [ ]

     183,174,998 shares of common stock were outstanding as of October 28, 1994.

                                                      2
             PART I.  FINANCIAL INFORMATION
   ---------------------------------------------------

Item 1.  Financial Statements

      The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 2, 1994 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 1994 Annual Report on Form
      10-K.  The financial statements include
      consolidated balance sheets, consolidated results of operations and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 1994 Annual Report on Form 10-
      K.

      A review of the financial information herein has been made by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. A letter from Arthur Andersen LLP concerning their review is included as Exhibit 15.

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                        Oct. 1,          July 2,      Oct. 2,
                                          1994             1994          1993
                                      ----------        ---------    -----------
                                      (Unaudited)       (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $   75,481      $   86,735     $   61,907
    Accounts and notes receivable,
    less allowances of $22,861,
    $15,999 and $21,818                  935,671         856,448        854,417
    Inventories                          672,385         601,994        598,544
    Deferred taxes                        36,508          38,091         29,400
    Prepaid expenses                      20,717          16,380         21,362
                                      ----------      ----------     ----------
    Total current assets               1,740,762       1,599,648      1,565,630

  Plant and equipment at cost, less
   depreciation                          826,065         817,221        778,018
  Goodwill and intangibles, less
   amortization                          264,005         266,021        267,584
  Other assets                           139,685         128,839         99,844
                                      ----------      ----------     ----------
  Total assets                        $2,970,517      $2,811,729     $2,711,076
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   35,771      $    5,247     $   29,659
    Accounts payable                     705,454         632,373        630,255
    Accrued expenses                     163,850         176,043        153,091
    Accrued income taxes                  53,845          29,168         42,429
    Current maturities of long-term
     debt                                  5,752           3,730          6,539
                                      ----------       ---------     ----------
    Total current liabilities            964,672         846,561        861,973

  Long-term debt                         535,425         538,711        514,080
  Deferred taxes                         188,169         185,548        161,767

  Shareholders' equity
    Preferred stock, par value $1 per
     share
     Authorized 1,500,000 shares;
      issued none                         ---             ---             ---
    Common stock, par value $1 per
     share
     Authorized 500,000,000 shares;
      issued 191,293,725,                191,294         191,294        191,294
    Paid-in capital                       52,955          60,003         63,573
    Retained earnings                  1,242,608       1,200,735      1,078,193
                                      ----------      ----------     ----------
                                       1,486,857       1,452,032      1,333,060
    Less cost of treasury stock,
     7,986,583, 8,224,505 and
     6,321,840 shares                    204,606         211,123        159,804
                                      ----------      ----------     ----------
    Total shareholders' equity         1,282,251       1,240,909      1,173,256
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $2,970,517      $2,811,729     $2,711,076
                                      ==========      ==========     ==========

  Note: The July 2, 1994 balance sheet has been taken from the audited financial statements at that date.

SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)




                                13-Week Period Ended
                            ----------------------------
                              Oct. 1,         Oct. 2,
                              1994            1993
                            ------------     -----------
Sales                       $  2,983,096    $  2,709,874

Costs and expenses
   Cost of sales               2,448,788       2,224,155
   Operating expenses            429,591         389,249
   Interest expense                8,453           9,602
   Other income, net                (528)           (959)
                            ------------     -----------
   Total costs and expenses    2,886,304       2,622,047
                            ------------     -----------
Earnings before income taxes      96,792          87,827

   Income taxes                   38,426          39,767
                            ------------    ------------
Net earnings                $     58,366    $     48,060
                            ============    ============
Average number of shares
 outstanding                 183,295,130     184,921,789
                            ============    ============
Earnings per share          $       0.32    $       0.26
                            ============    ============
Dividends paid per common
 share                      $       0.09    $       0.07
                            ============    ============

                                                       5

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                              13- Week Period Ended
                                             ------------------------
                                             Oct. 1,       Oct. 2,
                                               1994          1993
                                             --------      ----------
Cash flows from operating activities:
   Net earnings                              $ 58,366       $ 48,060
   Add non-cash items:
    Depreciation and amortization              31,819         28,462
    Interest on Liquid Yield Option Notes       1,466          1,407
    Deferred tax provision                      4,204          8,182
    Provision for losses on accounts receivable 5,099          4,783
   Additional investment in certain assets
    and liabilities net of effect of business
    acquired:
     (Increase) in receivables                (84,322)        (71,294)
     (Increase) in inventories                (70,391)        (54,279)
     (Increase) in prepaid expenses            (4,337)         (3,440)
     Increase in accounts payable              73,081          71,187
     (Decrease) in accrued expenses           (12,193)         (6,902)
     Increase in accrued income taxes          24,677          15,081
     (Increase) in other assets               (12,237)        (18,168)
                                             --------        --------
   Net cash provided by operating activities   15,232          23,079
                                             --------        --------
Cash flows from investing activities:
   Additions to plant and equipment           (37,975)        (38,323)
   Proceeds from sales of plant and equipment     719             878
   Acquisitions of business, net of cash
    acquired                                    ---           (12,715)
                                             --------        --------
   Net cash used for investing activities     (37,256)        (50,160)
                                             --------        --------
Cash flows from financing activities:
   Bank and commercial paper borrowings        28,877          45,831
   Other debt repayments                       (1,084)        (11,386)
   Common stock reissued from treasury         12,721          10,734
   Treasury stock purchases                   (13,251)        (12,026)
   Dividends paid                             (16,493)        (12,924)
                                             --------        --------
   Net cash provided by financing activities   10,770          20,229
                                             --------        --------
Net decrease in cash                          (11,254)         (6,852)
Cash at beginning of period                    86,735          68,759
                                             --------        --------
Cash at end of period                        $ 75,481        $ 61,907
                                             ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                $  6,128        $  5,250
     Income taxes                               8,928          15,662

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

      Liquidity and Capital Resources
      -------------------------------

      The liquidity and capital resources discussion included on page 11 of the Company's Fiscal 1994
      Annual Report on Form 10-K remains applicable, other than the common stock repurchase program described below.

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under its stock repurchase program. Under this program, 3,000,000 shares were purchased in Fiscal 1994 and 531,700 shares in the first quarter of Fiscal 1995.

      Results of Operations
      ---------------------

      Sales and cost of sales increased 10.1% during the first quarter of Fiscal 1995 over the same quarter of the prior year.

      Operating expenses showed a slight increase as a percent of sales, primarily due to higher than normal expenses related to the start-up costs associated with the addition of several pieces of significant new business and the higher than average operating costs of recently acquired companies.

      Interest expense in the current period declined from the prior period primarily due to the expiration of the interest rate swap in December 1993.

      Income taxes for the prior period includes a $4.9 million provision relating to the retroactive impact of the Omnibus Budget Reconciliation Act of 1993.
      Excluding this charge, the effective tax rate for the current and prior periods was 39.7%, reflecting the federal tax rate increase to 35%.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.

               PART II.  OTHER INFORMATION
                -------------------------


Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen LLP dated November 4, 1994, re unaudited financial statements.

           Exhibit 27, Financial data schedule.

      (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                       SIGNATURES
                   ------------------


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                               John K. Stubblefield, Jr.
                               Senior Vice President &
                               Chief Financial Officer


 Date:  November 4, 1994

                                                       9

                      EXHIBIT INDEX
                 ----------------------

                                                     SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
- - - -----  -----------------------------------------   -------------
 11    SYSCO Corporation and its Consolidated
       Subsidiaries statement re computation of
       per share earnings                               10


 15    Letter from Arthur Andersen LLP dated
       November 4, 1994, re unaudited financial
       statements                                       11


 27    SYSCO Corporation and its Consolidated
       Subsidiaries financial data schedule             12
