Form 10-Q
period 1994-12-31
SYSCO CORP
filed 1995-02-10
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1994

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

     Yes  [X]      No [ ]

     182,616,855 shares of common stock were outstanding as of February 3, 1995.

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

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                        Dec. 31,          July 2,      Jan. 1,
                                          1994             1994          1994
                                       (Unaudited)       (Audited)    (Unaudited)
                                       -----------       ---------    -----------
  ASSETS
  ----------
  Current assets
    Cash                              $   84,224      $   86,735     $   50,767
    Accounts and notes receivable,
    less allowances of $29,366,
    $15,999 and $27,161                  919,262         856,448        829,041
    Inventories                          703,318         601,994        640,172
    Deferred taxes                        35,837          38,091         32,116
    Prepaid expenses                      22,000          16,380         19,237
                                      ----------      ----------     ----------
    Total current assets               1,764,641       1,599,648      1,571,333

  Plant and equipment at cost, less
   depreciation                          839,761         817,221        790,433
  Goodwill and intangibles, less
   amortization                          262,072         266,021        265,544
  Other assets                           146,869         128,839        107,252
                                      ----------      ----------     ----------
  Total assets                        $3,013,343      $2,811,729     $2,734,562
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   66,508      $    5,247     $   56,826
    Accounts payable                     688,537         632,373        568,556
    Accrued expenses                     171,680         176,043        145,199
    Accrued income taxes                  11,596          29,168         19,704
    Current maturities of long-term
     debt                                  3,146           3,730          6,535
                                      ----------       ---------     ----------
    Total current liabilities            941,467         846,561        796,820

  Long-term debt                         561,066         538,711        565,756
  Deferred taxes                         202,643         185,548        167,418

  Shareholders' equity
    Preferred stock, par value $1 per
     share:
     Authorized 1,500,000 shares;
      issued none                         ---             ---             ---
    Common stock, par value $1 per
     share:
     Authorized 500,000,000 shares;
      issued 191,293,725 shares          191,294         191,294        191,294
    Paid-in capital                       52,078          60,003         62,297
    Retained earnings                  1,289,643       1,200,735      1,120,797
                                      ----------      ----------     ----------
                                       1,533,015       1,452,032      1,374,388
    Less cost of treasury stock,
     8,805,905, 8,224,505 and
     6,661,743 shares                    224,848         211,123        169,820
                                      ----------      ----------     ----------
    Total shareholders' equity         1,308,167       1,240,909      1,204,568
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $3,013,343      $2,811,729     $2,734,562
                                      ==========      ==========     ==========

  Note: The July 2, 1994 balance sheet has been taken from the audited financial statements at that date.

                                                      4

SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)

                               26-Week Period Ended              13-Week Period Ended
                            ----------------------------       -----------------------------
                              Dec. 31,        Jan. 1,            Dec. 31,          Jan. 1,
                              1994            1994               1994              1994
                            ------------    ------------       ------------      -----------
Sales                       $  5,989,759    $  5,375,756       $  3,006,663      $  2,665,882

Costs and expenses
   Cost of sales               4,912,364       4,403,380          2,463,576         2,179,225
   Operating expenses            857,867         773,589            428,276           384,340
   Interest expense               18,421          19,949              9,968            10,347
   Other income, net              (1,073)         (1,134)              (545)             (175)
                            ------------     -----------       ------------      ------------
   Total costs and expenses    5,787,579       5,195,784          2,901,275         2,573,737
                            ------------     -----------       ------------      ------------
Earnings before income taxes     202,180         179,972            105,388            92,145

   Income taxes                   80,265          76,349             41,839            36,582
                            ------------    ------------       ------------      ------------
Net earnings                $    121,915    $    103,623       $     63,549      $     55,563
                            ============    ============       ============      ============
Average number of shares
 outstanding                 183,091,860     184,836,752        182,890,596       184,751,726
                            ============    ============       ============      ============
Earnings per share          $       0.67    $       0.56       $       0.35      $       0.30
                            ============    ============       ============      ============
Dividends paid per common
 share                      $       0.18    $       0.14       $       0.09      $       0.07
                            ============    ============       ============      ============

(/Table)

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                26-Week Period Ended
                                               ------------------------
                                               Dec. 31,       Jan. 1,
                                                 1994          1994
                                               --------      ----------
Cash flows from operating activities:
   Net earnings                                $ 121,915       $103,623
   Add non-cash items:
    Depreciation and amortization                 64,308         58,391
    Interest on Liquid Yield Option Notes          2,979          2,838
    Deferred tax provision                        19,349         11,336
    Provision for losses on accounts receivable   10,265          9,319
   Additional investment in certain assets
    and liabilities net of effect of business
    acquired:
     (Increase) in receivables                   (73,079)        (50,481)
     (Increase) in inventories                  (101,324)        (96,460)
     (Increase) decrease in prepaid expenses      (5,620)            749
     Increase in accounts payable                 56,164           9,960
     (Decrease) in accrued expenses               (4,363)        (15,334)
     (Decrease) in accrued income taxes          (17,572)         (7,386)
     (Increase) in other assets                  (20,909)        (26,868)
                                                --------        --------
   Net cash provided by (used for) operating
    activities                                    52,113            (313)
                                                --------        --------
Cash flows from investing activities:
   Additions to plant and equipment              (82,058)        (77,861)
   Proceeds from sales of plant and equipment      2,038           1,139
   Acquisitions of business, net of cash
    acquired                                       ---           (11,925)
                                                --------        --------
   Net cash used for investing activities        (80,020)        (88,647)
                                                --------        --------
Cash flows from financing activities:
   Bank and commercial paper borrowings           85,851         115,241
   Other debt repayments                          (5,799)         (5,806)
   Common stock reissued from treasury            16,415          15,030
   Treasury stock purchases                      (38,064)        (27,614)
   Dividends paid                                (33,007)        (25,883)
                                                --------        --------
   Net cash provided by financing activities      25,396          70,968
                                                --------        --------
Net decrease in cash                              (2,511)        (17,992)
Cash at beginning of period                       86,735          68,759
                                                --------        --------
Cash at end of period                           $ 84,224        $ 50,767
                                                ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $ 18,542        $ 20,186
     Income taxes                                 78,133          74,200

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

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under this stock repurchase program. Under this program, 3,000,000 shares were purchased in Fiscal 1994 and 1,530,000 shares in the first half of Fiscal 1995.

      Results of Operations
      ---------------------

      Sales increased 11% during the 26 weeks and 13% in the second quarter of Fiscal 1995 over the same quarter of the prior year. Cost of sales increased
      12% during the 26 weeks and 13% in the second quarter of Fiscal 1995 which is generally in line with the sales increases. Operating expenses for the periods presents remained approximately the same as a percent of sales.

      Interest expense in the current periods declined from the prior periods primarily due to expiration of the interest rate swap in December 1993 which more than offset the incremental interest expense related to increased borrowings and rates.

      Income taxes for the prior 26 weeks includes a $4.9 million provision relating to the retroactive impact of the Omnibus Budget Reconciliation Act of 1993.
      Excluding this charge, the effective tax rate for the current and prior periods was 39.7%, reflecting the current federal tax rate of 35%.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.

               PART II.  OTHER INFORMATION
                -------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on November 4, 1994 ("1994 Annual Meeting"). At the 1994 Annual Meeting the following persons were elected to serve as directors of the Company for three year terms: John F. Baugh, Charles H. Cotros, Jonathan Golden, Arthur J. Swenka and Thomas B. Walker, Jr. The terms of the following persons as directors of the Company continued after the 1994 Annual Meeting: John W. Anderson, Colin G. Campbell, Frank
      A. Godchaux III, Donald H. Keller, Bill M. Lindig, Richard
      G. Merrill, Donald H. Pegler Jr., Frank H. Richardson, Phyllis S. Sewell and John F. Woodhouse.

      At the 1994 Annual Meeting, the stockholders voted upon the election of directors, as noted above, and approval of the Amended and Restated SYSCO Corporation Management Incentive
      Plan (the "Plan"). The results of such vote were as follows:

                                                Number of Votes Cast
                                                --------------------
                                                                   Withheld and    Broker
         Matter Voted Upon              For          Against         Abstained    Non-votes
         -----------------          -----------     ----------     ------------   ---------

  (i)  Approval of the Plan         142,186,337     15,915,402      3,085,851       --

 (ii)  Election as Director:
       John F. Baugh                159,298,164      1,889,426         --           --
       Charles H. Cotros            159,352,842      1,834,748         --           --
       Jonathan Golden              159,463,104      1,724,486         --           --
       Arthur J. Swenka             159,516,781      1,670,809         --           --
       Thomas B. Walker, Jr.        159,371,420      1,816,170         --           --


Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen LLP dated February 7, 1995, re unaudited financial statements.

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


 Date:  February 7, 1995

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


 15    Letter from Arthur Andersen LLP dated
       February 7, 1995, re unaudited financial
       statements                                       11


 27    SYSCO Corporation and its Consolidated
       Subsidiaries Financial Data Schedule             12
