Form 10-Q
period 1995-04-01
SYSCO CORP
filed 1995-05-12
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 1, 1995

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

     Yes  [X]      No [ ]

     182,352,833 shares of common stock were outstanding as of May 5, 1995.

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

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                        April 1,          July 2,     April 2,
                                          1995             1994          1994
                                       (Unaudited)       (Audited)    (Unaudited)
                                       -----------       ---------    -----------
  ASSETS
  ----------
  Current assets:
    Cash                              $   78,065      $   86,735     $   64,128
    Accounts and notes receivable,
    less allowances of $34,449,
    $15,999 and $33,046                  934,482         856,448        859,284
    Inventories                          677,293         601,994        612,534
    Deferred taxes                        24,153          38,091         36,026
    Prepaid expenses                      21,783          16,380         22,097
                                      ----------      ----------     ----------
    Total current assets               1,735,776       1,599,648      1,594,069

  Plant and equipment at cost, less
   depreciation                          875,687         817,221        801,794
  Goodwill and intangibles, less
   amortization                          260,139         266,021        263,603
  Other assets                           149,677         128,839        112,675
                                      ----------      ----------     ----------
  Total assets                        $3,021,279      $2,811,729     $2,772,141
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
    Notes payable                     $   50,830      $    5,247     $   27,903
    Accounts payable                     702,605         632,373        647,512
    Accrued expenses                     189,500         176,043        163,191
    Accrued income taxes                  14,088          29,168         30,221
    Current maturities of long-term
     debt                                  5,234           3,730          6,307
                                      ----------       ---------     ----------
    Total current liabilities            962,257         846,561        875,134

  Long-term debt                         530,268         538,711        512,332
  Deferred taxes                         196,619         185,548        173,776

  Shareholders' equity
    Preferred stock, par value $1 per
     share:
     Authorized 1,500,000 shares;
      issued none                         ---             ---             ---
    Common stock, par value $1 per
     share:
     Authorized 500,000,000 shares;
      issued 191,293,725 shares          191,294         191,294        191,294
    Paid-in capital                       51,282          60,003         61,446
    Retained earnings                  1,322,345       1,200,735      1,149,860
                                      ----------      ----------     ----------
                                       1,564,921       1,452,032      1,402,600
    Less cost of treasury stock,
     9,099,381, 8,224,505 and
     7,457,639 shares                    232,786         211,123        191,701
                                      ----------      ----------     ----------
    Total shareholders' equity         1,332,135       1,240,909      1,210,899
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $3,021,279      $2,811,729     $2,772,141
                                      ==========      ==========     ==========

  Note: The July 2, 1994 balance sheet has been taken from the audited financial statements at that date.

                                                      4

SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)

                               39-Week Period Ended              13-Week Period Ended
                            ----------------------------       -----------------------------
                              April 1,        April 2,           April 1,         April 2,
                               1995            1994               1995              1994
                            ------------    ------------       ------------      -----------
Sales                       $  8,956,114    $  8,060,610       $  2,966,355      $  2,684,854

Costs and expenses
   Cost of sales               7,345,041       6,613,160          2,432,677         2,209,780
   Operating expenses          1,294,310       1,165,433            436,443           391,844
   Interest expense               28,738          27,898             10,317             7,949
   Other income, net              (1,697)         (1,630)              (624)             (496)
                            ------------     -----------       ------------      ------------
   Total costs and expenses    8,666,392       7,804,861          2,878,813         2,609,077
                            ------------     -----------       ------------      ------------
Earnings before income taxes     289,722         255,749             87,542            75,777

   Income taxes                  115,019         106,432             34,754            30,083
                            ------------    ------------       ------------      ------------
Net earnings                $    174,703    $    149,317       $     52,788      $     45,694
                            ============    ============       ============      ============
Average number of shares
 outstanding                 182,905,450     184,624,948        182,531,301       184,201,317
                            ============    ============       ============      ============
Earnings per share          $       0.96    $       0.81       $       0.29      $       0.25
                            ============    ============       ============      ============
Dividends paid per common
 share                      $       0.29    $       0.23       $       0.11      $       0.09
                            ============    ============       ============      ============

(/Table)

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                39-Week Period Ended
                                               ------------------------
                                               April 1,      April 2,
                                                 1995          1994
                                               --------      ----------
Cash flows from operating activities:
   Net earnings                                $ 174,703       $149,317
   Add non-cash items:
    Depreciation and amortization                 97,224         88,961
    Interest on Liquid Yield Option Notes          4,500          4,273
    Deferred tax provision                        25,009         13,784
    Provision for losses on accounts receivable   14,209         14,346
   Additional investment in certain assets
    and liabilities net of effect of business
    acquired:
     (Increase) in receivables                   (92,243)        (85,751)
     (Increase) in inventories                   (75,299)        (68,822)
     (Increase) in prepaid expenses               (5,403)         (2,111)
     Increase in accounts payable                 70,232          88,916
     Increase in accrued expenses                 13,457           2,658
     (Decrease) increase in accrued income taxes (15,080)          3,131
     (Increase) in other assets                  (24,941)        (33,514)
                                                --------        --------
   Net cash provided by operating activities     186,368         175,188
                                                --------        --------
Cash flows from investing activities:
   Additions to plant and equipment             (149,514)       (117,494)
   Proceeds from sales of plant and equipment      3,809           1,976
   Acquisitions of business, net of cash
    acquired                                       ---           (11,897)
                                                --------        --------
   Net cash used for investing activities       (145,705)       (127,415)
                                                --------        --------
Cash flows from financing activities:
   Bank and commercial paper borrowings           40,406          34,451
   Other debt repayments                          (6,257)         (8,983)
   Common stock reissued from treasury            20,122          19,354
   Treasury stock purchases                      (50,511)        (54,712)
   Dividends paid                                (53,093)        (42,514)
                                                --------        --------
   Net cash used for financing activities        (49,333)        (52,404)
                                                --------        --------
Net (decrease) in cash                            (8,670)         (4,631)
Cash at beginning of period                       86,735          68,759
                                                --------        --------
Cash at end of period                           $ 78,065        $ 64,128
                                                ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $ 26,697        $ 26,022
     Income taxes                                104,536          91,341

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

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under this stock repurchase program. Under this program, 3,000,000 shares were purchased in Fiscal 1994 and 2,000,000 shares through April 1, 1995.

      Results of Operations
      ---------------------

      Sales increased 11% during the 39 weeks and 10% in the third quarter of Fiscal 1995 over the comparable periods of the prior year. Cost of sales increased 11% during the 39 weeks and 10% in the third quarter of Fiscal 1995 which is generally in line with the sales increases. Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current periods increased from the prior periods due increased borrowings and rates.

      Income taxes for the prior 39 weeks includes a $4.9 million provision relating to the retroactive impact of the Omnibus Budget Reconciliation Act of 1993.
      Excluding this charge, the effective tax rate for the current and prior periods was 39.7%, reflecting the current federal tax rate of 35%.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.

               PART II.  OTHER INFORMATION
                -------------------------

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen LLP dated May 12, 1995, re unaudited financial statements.

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

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                               John K. Stubblefield, Jr.
                               Senior Vice President &
                               Chief Financial Officer


 Date:  May 12, 1995

                                                       9

                      EXHIBIT INDEX
                 ----------------------

                                                     SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
- - - - - - -----  -----------------------------------------   -------------
 11    SYSCO Corporation and its Consolidated
       Subsidiaries statement re computation of
       per share earnings                               10


 15    Letter from Arthur Andersen LLP dated
       May 12, 1995, re unaudited financial
       statements                                       11


 27    SYSCO Corporation and its Consolidated
       Subsidiaries Financial Data Schedule             12
