Form 10-K
period 1995-07-01
SYSCO CORP
filed 1995-09-27
CIK 96021

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K


     (Mark One)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended July 1, 1995

                                     OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
        Title of Each Class                              Which Registered
        -------------------                        ----------------------------
   Common Stock, $1.00 par value                   New York Stock Exchange
Liquid Yield Option Notes due 2004                 New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $5,141,000,000 AT SEPTEMBER 8, 1995 (BASED ON THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SEPTEMBER 8, 1995, AS REPORTED BY THE WALL STREET JOURNAL (SOUTHWEST EDITION)). AT SEPTEMBER 8, 1995, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 182,778,021 SHARES OF ITS COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the proxy statement to be filed not later than 120 days after July 1, 1995 are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

Sysco Corporation (together with its subsidiaries and divisions hereinafter referred to as "SYSCO" or the "Company") is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "away-from-home-eating" industry. The foodservice industry consists of two major customer segments -- "traditional" and "chain restaurants". Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO's chain restaurant customers include regional pizza and national hamburger, chicken and steak chain operations.

Services to the Company's traditional foodservice and chain restaurant customers are supported by similar physical facilities, vehicles, materials handling equipment and techniques, and marketing, merchandising and operating staffs.

CUSTOMERS AND PRODUCTS

The traditional foodservice segment includes businesses and organizations which prepare and serve food to be eaten away from home. Products distributed by the Company include a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts, and a full line of canned and dry goods, fresh meats, imported specialties and fresh produce. The Company also supplies a wide variety of nonfood items, including paper products such as disposable napkins, plates and cups; tableware such as china and silverware; restaurant and kitchen equipment and supplies; medical and surgical supplies; and cleaning supplies. SYSCO distributes both nationally-branded merchandise and products packaged under its own private brands.

The Company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the foodservice industry. SYSCO offers daily delivery to certain customer locations and has the capability of delivering special orders on short notice. Through its more than 8,700 sales, marketing and service representatives, the Company keeps informed of the needs of its customers and acquaints them with new products. SYSCO also provides ancillary services relating to its foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control.

No single traditional foodservice customer accounted for as much as 5% of SYSCO's sales for its fiscal year ended July 1, 1995. Approximately 5% of traditional foodservice sales during fiscal 1995 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

The Company's SYGMA Network operations specialize in customized service to chain restaurants, which service is also provided to a lesser extent by many of the Company's traditional foodservice operations. SYSCO's sales to the chain restaurant industry consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The Company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. No chain restaurant customer accounted for as much as 3% of SYSCO's sales for its fiscal year ended July 1, 1995, and there are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

SYSCO does not record sales on the basis of the type of foodservice industry customer, but based upon available information, the Company estimates that sales by type of customer during the past three fiscal years were as follows:

                                      Fiscal           Fiscal           Fiscal
Type of Customer                       1995             1994             1993
- ----------------                      -----            ------           ------
Restaurants                              60%              60%              60%
Hospitals and nursing homes              12               13               13
Schools and colleges                      7                7                7
Hotels and motels                         6                6                6
Other                                    15               14               14
                                        ---              ---              ---
        Totals                          100%             100%             100%
                                        ===              ===              ===


SOURCES OF SUPPLY

SYSCO estimates that it purchases from thousands of independent sources, none of which accounts for more than 5% of the Company's purchases. These sources of supply consist generally of large corporations selling brand name and private label merchandise and independent private label processors and packers. Generally, purchasing is carried out on a decentralized basis through centrally developed purchasing programs (see "Corporate Headquarters' Services and Controls" below) and direct purchasing programs established by the Company's various operating subsidiaries and divisions. The Company continually develops relationships with suppliers but has no material long-term purchase commitments with any supplier.

ACQUISITIONS AND DIVESTITURES

Since its formation as a Delaware corporation in 1969 and commencement of operations in March 1970, SYSCO has grown both through internal expansion of existing operations and acquisitions of formerly independent companies. The shareholders of nine companies exchanged their stock for SYSCO common stock at the formation of the Company, and through the end of fiscal 1995, fifty-one companies have been acquired, as follows:

                                                                        Date
                   Company                                            Acquired
                   -------                                            --------
 The Grant Grocer Company                                            June 1970
 The Albany Frosted Foods, Inc. and Affiliated Companies             September 1970
 Arrow Food Distributors, Inc.                                       January 1971
 Koon Food Sales, Inc.                                               March 1971
 Rome Foods Company                                                  October 1971
 Saunders Food Distributors, Inc.                                    October 1971
 Hallsmith Company, Inc.                                             April 1972
 The Miesel Company                                                  June 1972
 Robert Orr & Company                                                July 1972
 Jay Rodgers Co.                                                     July 1972
 Hardin's, Inc.                                                      August 1972
 Baraboo Food Products, Inc.                                         May 1973
 E. R. Cochran Company                                               December 1973
 The Fialkow Company                                                 December 1973
 Sterling-Keeleys Incorporated                                       December 1973
 Harrisonburg Fruit & Produce Co.                                    April 1974
 Alabama Complete Foods, Inc.                                        July 1974
 Swan Food Sales, Inc.                                               October 1974
 Tri-State General Food Supply Co., Inc.                             December 1974
 Marietta Institutional Wholesalers, Inc.                            June 1975
 Monticello Provision Company                                        August 1975
 Oregon Film Service, Inc. and Affiliated Companies                  September 1975
 Mid-Central Fish & Frozen Foods, Inc.                               December 1975
 Glen-Webb & Co.                                                     December 1978
 Select-Union Foods, Inc.                                            April 1979
 S.E. Lankford, Jr. Produce, Inc.                                    September 1981
 General Management Corporation and Subsidiaries                     January 1982
 Frosted Foods, Inc.                                                 January 1982
 Pegler & Company                                                    October 1983
 Bell Distributing Company                                           December 1983
 DiPaolo Food Distributors, Inc.                                     June 1985
 B. A. Railton Company                                               September 1985
 CML Company, Inc.                                                   September 1985
 New York Tea Company                                                September 1985
 Operating divisions of PYA/Monarch, Inc. and
    PYA/Monarch of Texas, Inc. (Wholly-owned
    subsidiaries of Sara Lee Corporation)
        Amarillo, Texas                                              September 1985
        Austin, Texas                                                September 1985
        Beaumont, Texas                                              September 1985
 Trammell, Temple & Staff, Inc.                                      January 1986
 Deaktor Brothers Provision Co.                                      March 1986
 Bangor Wholesale Foods, Inc.                                        June 1986
 General Foodservice Supply, Inc.                                    December 1986
 Vogel's                                                             June 1987
 Major-Hosking's, Inc.                                               July 1987
 Foodservice distribution - related businesses of
    Staley Continental, Inc. (CFS Continental)                       August 1988
 Olewine's, Inc.                                                     December 1988
 Oklahoma City-based foodservice distribution
    businesses of Scrivner, Inc.                                     April 1990
 New York and Pennsylvania-based foodservice
    distribution businesses of Scrivner, Inc.                        April 1991
 Benjamin Polakoff & Son, Inc.                                       May 1992
 Perloff Brothers, Inc. (Tartan Foods)                               December 1992
 St. Louis Division of Clark Foodservice, Inc.                       February 1993
 Ritter Food Corporation                                             August 1993

On August 20, 1993 SYSCO purchased Ritter Sysco Food Services, Inc. (formerly Ritter Food Corporation) of Elizabeth, New Jersey, a full-line foodservice distributor to customers in New Jersey, metropolitan New York, western Connecticut and the Philadelphia, Pennsylvania area.

CORPORATE HEADQUARTERS' SERVICES AND CONTROLS

SYSCO's corporate staff, consisting of approximately 700 persons, provides a number of services to the Company's operating divisions and subsidiaries. These persons possess experience and expertise in, among other areas, accounting and finance, cash management, data processing, employee benefits, engineering and insurance. Also provided are legal, marketing and tax compliance services as well as warehousing and distribution services which provide assistance in space utilization, energy conservation, fleet management and work flow.

The corporate staff also administers a consolidated product procurement program engaged in the task of developing, obtaining and assuring consistent quality food and nonfood products. The program covers the purchasing and marketing of SYSCO(R) Brand merchandise, as well as private label and national brand merchandise, encompassing substantially all product lines. The Company's operating subsidiaries and divisions may participate in the program at their option.

CAPITAL IMPROVEMENTS

To maximize productivity and customer service, the Company continues to construct and modernize its distribution facilities. During fiscal 1995, 1994 and 1993, approximately $202,000,000, $161,000,000, and $128,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The Company estimates its capital expenditures in fiscal 1996 should be in the range of $210,000,000 to $230,000,000. During the three years ended July 1, 1995, capital expenditures have been financed primarily by internally generated funds, the Company's commercial paper program and bank borrowings.

EMPLOYEES

As of July 1, 1995, the Company had approximately 28,100 employees, 23% of whom are represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally with monitoring and assistance by the corporate staff. Collective bargaining agreements covering approximately 49% of the Company's union employees expire during fiscal 1996. SYSCO considers its labor relations to be satisfactory.

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

DEBT ISSUANCE

In June 1995, the Company issued $150,000,000 principal amount of 6 1/2% Senior Notes due June 15, 2005. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. The notes were issued under a $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995.
No other securities have been issued under the shelf registration.

GENERAL

Except for the SYSCO(R) trademark, the Company does not own or have the right to use any patents, trademarks, licenses, franchises or concessions, the loss of which would have a materially adverse effect on the operations or earnings of the Company.

SYSCO is not engaged in material research activities relating to the development of new products or the improvement of existing products. The Company has completed an internally developed project that involves the redesign and development of the computer operating systems through which SYSCO's operating companies will process, control and report the results of all transactions. Installation will continue company-wide through the next several years and such installations are expected to provide the basis for business expansion over this period without having a material adverse effect on the business or operations of the Company. The costs of this project will be amortized over future earnings as completed portions of the project are put into use.

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

The Company operates 103 facilities within the United States and two in Canada.

ITEM 2.  PROPERTIES

As of July 1, 1995 the table below shows the number of distribution facilities and self-serve centers occupied by the Company in each state or province and the aggregate cubic footage devoted to cold and dry storage.

                              Number of        Cold Storage         Dry Storage
                             Facilities         (Thousands           (Thousands
      Location               and Centers       Cubic Feet)          Cubic Feet)
      --------               -----------       ------------         -----------
 Alabama                          1                     65              324
 Arizona                          1                  1,485            3,410
 Arkansas                         1                  1,200            1,145
 California                      10                  8,021           16,155
 Colorado                         5                  2,759            5,476
 Connecticut                      1                  2,417            2,659
 Florida                          3                  6,054            5,158
 Georgia                          3                  3,195            6,179
 Idaho                            1                    578              656
 Illinois                         2                  2,824            3,225
 Indiana                          1                  1,404            1,832
 Iowa                             1                    687            1,215
 Kansas                           1                  1,975            2,592
 Kentucky                         3                  1,868            3,486
 Louisiana                        1                  2,575            1,875
 Maine                            1                    429            1,008
 Maryland                         4                  4,427            5,596
 Massachusetts                    3                  3,395            3,696
 Michigan                         3                  3,452            5,438
 Minnesota                        1                  2,085            2,370
 Mississippi                      2                  2,179            2,736
 Missouri                         1                  1,128            1,348
 Montana                          1                  2,043            1,830
 Nebraska                         1                  2,092            2,618
 New Jersey                       3                  1,567            5,527
 New Mexico                       2                  1,856            2,024
 New York                         9                  4,397            8,767
 North Carolina                   2                    346              848
 Ohio                             5                  4,557            8,728
 Oklahoma                         3                  1,145            2,519
 Oregon                           2                  2,335            3,455
 Pennsylvania                     6                  4,125            6,068
 South Dakota                     1                      5              100
 Tennessee                        4                  6,305            7,351
 Texas                            9                 10,624           15,650
 Utah                             1                  1,810            1,845
 Virginia                         1                    940              950
 Washington                       2                  2,609            2,812
 Wisconsin                        1                  2,566            2,244
 British Columbia, Canada         2                  1,426            1,855
                                ---                -------          -------

      Total                     105                104,950          152,770
                                ===                =======          =======

The Company owns approximately 219,491,000 cubic feet of its distribution facilities and self-serve centers (or 85% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 1996 to 2015, exclusive of renewal options. Certain of the facilities owned by the Company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $65,983,000 at July 1, 1995. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates.

Facilities in Newark, New Jersey; Jackson, Mississippi; San Antonio, Texas; Louisville, Kentucky; Cleveland, Ohio; Detroit, Michigan; Cincinnati, Ohio; Austin, Texas; and Harrisonburg, Virginia (which in the aggregate account for approximately 14% of total sales) are operating near maximum capacity and the Company is currently constructing or planning replacements or expansions for these distribution facilities. The Company is planning to complete construction of full service distribution facilities near Milwaukee, Wisconsin and Tampa, Florida during fiscal 1996.

The Company's fleet of approximately 4,800 delivery vehicles consists of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The Company owns approximately 93% of these vehicles and leases the remainder.

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

                                                                  SERVED IN THIS
 NAME OF OFFICER                      CAPACITY                    POSITION SINCE                    AGE
- -------------------------------------------------------------------------------------------------------
 John F. Baugh                   Senior Chairman of the Board of       1985                         79
                                 Directors (1997)


 John F. Woodhouse               Chairman of the Board                 1985                         64
                                 of Directors (1995)

 Bill M. Lindig                  President and Chief                   1985, 1995                   58
                                 Executive Officer and                 & 1983
                                 Director (1996)

 Charles H. Cotros               Executive Vice President and          1988, 1995                   58
                                 Chief Operating Officer and           & 1985
                                 Director (1997)


 O. Wayne Duncan                 Senior Vice President,                1995                         57
                                 Operations

 Thomas E. Lankford              Senior Vice President,                1995                         47
                                 Operations


 Gregory K. Marshall             Senior Vice President,                1993 &                       48
                                 Multi-Unit Sales and Chief            1984
                                 Executive Officer, The
                                 SYGMA Network, Inc.

 Richard J. Schnieders           Senior Vice President,                1992                         47
                                 Merchandising Services

 John K. Stubblefield, Jr.       Senior Vice President and             1993 &                       49
                                 Chief Financial Officer               1994


 Arthur J. Swenka                Senior Vice President,                1995                         58
                                 Operations and Director (1997)

 James D. Wickus                 Senior Vice President,                1995                         52
                                 Operations


 Diane S. Day                    Vice President and Treasurer          1994                         46

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

                                              Common Stock Prices
                                      ---------------------------------                   Dividends
                                         High                    Low                         Paid
                                      ----------              ---------                  ------------
 Fiscal 1994
      First Quarter                   $30-3/8                  $23-3/4                      $.07
      Second Quarter                   31                       27                           .07
      Third Quarter                    29-1/4                   25-1/8                       .09
      Fourth Quarter                   26-3/8                   22-5/8                       .09

 Fiscal 1995
      First Quarter                   $26-1/2                  $21-1/8                      $.09
      Second Quarter                   27-3/4                   23-5/8                       .09
      Third Quarter                    28-3/4                   24-7/8                       .11
      Fourth Quarter                   29-7/8                   26-1/4                       .11


The approximate number of shareholders of SYSCO's Common Stock as of July 1, 1995 was 21,100.

Item 6.
SELECTED FINANCIAL DATA



- -----------------------------------------------------------------------------------------------------------------------
                                                                           Fiscal Year Ended
- -----------------------------------------------------------------------------------------------------------------------
                                                                                  1993
(In thousands except for share data)             1995            1994          (53 Weeks)        1992           1991
- -----------------------------------------------------------------------------------------------------------------------
Sales                                         $12,118,047     $10,942,499     $10,021,513     $8,892,785     $8,149,700
Earnings before income taxes                      417,618         367,582         331,977        281,656        250,864
Income taxes                                      165,794         150,830         130,170        109,427         97,034
                                              -------------------------------------------------------------------------
Net earnings                                      251,824         216,752         201,807        172,229        153,830
                                              =========================================================================
Earnings per share                                   1.38            1.18            1.08            .93            .83
                                              =========================================================================
Cash dividends per share                              .40             .32             .26            .17            .12

Total assets                                    3,094,691       2,811,729       2,530,043      2,325,206      2,177,695
Capital expenditures                              201,577         161,485         127,879        134,290        134,921

Long-term debt                                    541,556         538,711         494,062        488,828        543,176
Shareholders' equity                            1,403,603       1,240,909       1,137,216      1,056,846        918,626
                                              -------------------------------------------------------------------------
Total capitalization                            1,945,159       1,779,620       1,631,278      1,545,674      1,461,802
                                              =========================================================================
Ratio of long-term debt to capitalization            27.8%           30.3%           30.3%          31.6%          37.2%

Item 7.

MANAGEMENT DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

SYSCO provides marketing and distribution services to foodservice customers throughout the contiguous United States and western Canada. The company intends to continue to expand its market share through profitable sales growth and constant emphasis on the development of its consolidated buying programs. The company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

        SYSCO has a stock repurchase program which is used primarily to offset shares issued from time to time in conjunction with various employee benefit plans and conversions of Liquid Yield Option Notes. The number of shares acquired and their cost for the past three years was 2,100,000 shares for $53,166,000 in fiscal 1995, 3,000,000 shares for $80,131,000 in fiscal 1994 and
7,200,000 shares for $180,343,000 in fiscal 1993.

        SYSCO's operations generate a significant amount of cash which is used to fund the company's investment in facilities, fleet and other equipment required to meet its customers' needs and provide for growth. Net cash generated from operating activities was $336,903,000 in 1995, $282,515,000 in 1994 and $257,165,000 in 1993. Expenditures for facilities, fleet and other equipment were $201,577,000 in 1995, $161,485,000 in 1994 and $127,879,000 in 1993.
Expenditures in fiscal 1996 should be in the range of $210,000,000 to $230,000,000.

        In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due June 15, 2005. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. The notes were issued under a $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995. No other securities have been issued under the shelf registration.

        The net cash provided by operations less cash utilized for capital expenditures, the stock repurchase program, cash dividends and other uses resulted in long-term debt of $541,556,000 at July 1, 1995. About 71% of the total debt is at fixed rates averaging 7.42% and 29% of the total debt is at floating rates averaging 6.01%. Long-term debt to capitalization is 28% at July 1, 1995, down from the 30% at July 2, 1994 and at July 3, 1993. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

        SYSCO has a commercial paper program which is currently supported by a $300,000,000 bank credit facility. During fiscal 1995, 1994 and 1993, commercial paper and bank borrowings ranged from approximately $146,200,000 to $425,100,000, $184,900,000 to $415,100,000 and $87,500,000 to $292,500,000,
respectively.

        In summary, SYSCO believes that through continual monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

SALES

The annual increases in sales of 11% in 1995 and 9% in 1994 result from several factors. Sales in fiscal 1995 and 1994 were affected by the relatively modest growth in the U.S. economy, as well as in the foodservice industry. After adjusting for food price increases and adjusting for acquisitions in fiscal 1994, real sales growth was about 9% in 1995 and 7% in 1994. The cost of SYSCO's foodservice products is estimated to have averaged an increase of about 2% from the beginning to the end of fiscal 1995 compared to an increase of approximately 1.9% in fiscal 1994. Industry sources estimate the total foodservice market experienced real growth of approximately 3% in calendar 1994 and 2.3% in calendar 1993.

Sales for fiscal 1993 through 1995 were as follows:

- -------------------------------------------------------------------------------
Year                                  Sales                          % Increase
- -------------------------------------------------------------------------------
1995                             $12,118,047,000                         11%
1994                              10,942,499,000                          9
1993 (53 Weeks)                   10,021,513,000                         13

        A comparison of the sales mix in the principal product categories during the last three years is presented below:

- -------------------------------------------------------------------------------
                                                       1995      1994     1993
                                                       ------------------------
Medical supplies                                         1%       1%       --%
Dairy products                                           8        8         8
Fresh and frozen meats                                  15       16        16
Seafoods                                                 6        6         6
Poultry                                                  9        9         9
Frozen fruits, vegetables, bakery and other             15       14        15
Canned and dry products                                 25       25        25
Paper and disposables                                    7        7         7
Janitorial products                                      2        2         2
Equipment and smallwares                                 3        3         3
Fresh produce                                            6        6         6
Beverage products                                        3        3         3
                                                       ------------------------
                                                       100%     100%      100%
                                                       ========================

        A comparison of sales by type of customer during the last three years is presented below:

- -------------------------------------------------------------------------------
                                                       1995      1994     1993
                                                       ------------------------
Restaurants                                             60%      60%       60%
Hospitals and nursing homes                             12       13        13
Schools and colleges                                     7        7         7
Hotels and motels                                        6        6         6
All other                                               15       14        14
                                                       ------------------------
                                                       100%     100%      100%
                                                       ========================


COST OF SALES

Cost of sales increased about 11% in 1995 and 9% in 1994. These increases were generally in line with the increases in sales. The rate of increase is influenced by SYSCO's overall customer and product mix as well as economies realized in product acquisition.


OPERATING EXPENSES

Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales for the 1995, 1994 and 1993 fiscal years were 14.3%, 14.3% and 14.2%, respectively. Changes in the percentage relationship of operating expenses to sales result from an interplay of several economic influences. Inflationary increases in operating costs generally have been offset through improved productivity.

INTEREST EXPENSE

Interest expense increased $2,307,000 or approximately 6% in fiscal 1995 as compared to a decrease of $2,732,000 or approximately 7% in fiscal 1994. The increase in fiscal 1995 is due primarily to increased borrowings and rates, while the decrease in fiscal 1994 was due primarily to the expiration of an interest rate swap in December 1993. Interest capitalized during the past three years was $2,833,000 in 1995, $1,313,000 in 1994 and $1,315,000 in 1993.


OTHER INCOME, NET

Other income increased $467,000 or about 27% in fiscal 1995 and decreased $381,000 or about 18% in fiscal 1994. Changes between the years result from fluctuations in miscellaneous activities including gains and losses on the sale of old facilities.


EARNINGS BEFORE INCOME TAXES

Earnings before income taxes rose $50,036,000 or approximately 14% above fiscal 1994, which had increased $35,605,000 or approximately 11% over the prior year. Additional sales and realization of operating efficiencies contributed to the increases.


PROVISION FOR INCOME TAXES

The effective tax rate for 1995 was approximately 40% compared to 41% in 1994 and 39% in 1993. In August 1993 the Omnibus Budget Reconciliation Act of 1993 became effective. This legislation increased the top corporate tax rate from 34% to 35% effective January 1, 1993. Consequently, in the first quarter of fiscal 1994 SYSCO had a charge to earnings for taxes of $4,900,000 relating to transactions and events through July 3, 1993. About $3,300,000 of the charge relates to an increase in deferred taxes and $1,600,000 relates to the retroactivity of the tax rate increase to January 1, 1993. The effective tax rate for fiscal 1994, excluding the effect of the $4,900,000 charge, was 40%.


NET EARNINGS

Fiscal 1995 represents the nineteenth consecutive year of increased earnings for SYSCO. Net earnings for the year rose $35,072,000 or approximately 16% above fiscal 1994, which had increased $14,945,000 or approximately 7% over the prior year. After adjusting for the $4,900,000 catch-up tax provision in fiscal 1994, net earnings in 1995 increased about 14% over 1994. Excluding the impact of the extra week in fiscal 1993 and the increased tax rate in fiscal 1994, net earnings increased approximately 14% in 1994 over 1993.


DIVIDENDS

The quarterly dividend rate of eleven cents per share was established in November 1994 when it was increased from the nine cents per share set in November 1993.


RETURN ON SHAREHOLDERS' EQUITY

The return on average shareholders' equity for 1995, 1994 and 1993 was approximately 19%, 18% and 18%, respectively. Since inception SYSCO has averaged in excess of a 16% return on shareholders' equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 1995

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

Schedule:

II       Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . .     S-1


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

The Company believes that its system of internal controls is effective and adequate to accomplish the objectives discussed above.




 /s/        BILL M. LINDIG                      /s/   JOHN K. STUBBLEFIELD, JR.
- -------------------------------------           -------------------------------
            Bill M. Lindig                            John K. Stubblefield, Jr.
President and Chief Executive Officer                 Senior Vice President and
                                                       Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware corporation) and subsidiaries as of July 1, 1995 and July 2, 1994, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended July 1, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysco Corporation and subsidiaries as of July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP
- ------------------------
     Arthur Andersen LLP

Houston, Texas
August 2, 1995

CONSOLIDATED BALANCE SHEETS



- ---------------------------------------------------------------------------------------------------------------------
(In thousands except for share data)                                                     July 1, 1995    July 2, 1994
- ---------------------------------------------------------------------------------------------------------------------
Assets
Current assets
        Cash                                                                              $  133,886       $   86,735
        Accounts and notes receivable, less allowances of $16,001 and $15,999                932,533          856,448
        Inventories                                                                          667,861          601,994
        Deferred taxes                                                                        33,935           38,091
        Prepaid expenses                                                                      18,685           16,380
                                                                                          ---------------------------
                Total current assets                                                       1,786,900        1,599,648

Plant and equipment at cost, less depreciation                                               896,079          817,221

Other assets
        Goodwill and intangibles, less amortization                                          258,206          266,021
        Other                                                                                153,506          128,839
                                                                                          ---------------------------
                Total other assets                                                           411,712          394,860
                                                                                          ---------------------------
Total assets                                                                              $3,094,691       $2,811,729
                                                                                          ===========================
Liabilities and shareholders' equity
Current liabilities
        Notes payable                                                                     $    1,181       $    5,247
        Accounts payable                                                                     708,380          632,373
        Accrued expenses                                                                     206,131          176,043
        Accrued income taxes                                                                  22,462           29,168
        Current maturities of long-term debt                                                   6,569            3,730
                                                                                          ---------------------------
                Total current liabilities                                                    944,723          846,561

Long-term debt                                                                               541,556          538,711
Deferred taxes                                                                               204,809          185,548

Contingencies

Shareholders equity
        Preferred stock, par value $1 per share
                Authorized 1,500,000 shares, issued none                                        --               --
        Common stock, par value $1 per share
                Authorized 500,000,000 shares, issued 191,293,725 shares                     191,294          191,294
        Paid-in capital                                                                       48,674           60,003
        Retained earnings                                                                  1,379,405        1,200,735
                                                                                          ---------------------------
                                                                                           1,619,373        1,452,032
        Less cost of treasury stock, 8,429,203 and 8,224,505 shares                          215,770          211,123
                                                                                          ---------------------------
                Total shareholders' equity                                                 1,403,603        1,240,909
                                                                                          ---------------------------
Total liabilities and shareholders' equity                                                $3,094,691       $2,811,729
                                                                                          ===========================

See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED RESULTS OF OPERATIONS



- ----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended
- ----------------------------------------------------------------------------------------------------------------
                                                                                                    July 3, 1993
(In thousands except for share data)                        July 1, 1995        July 2, 1994          (53 Weeks)
- ----------------------------------------------------------------------------------------------------------------
Sales                                                        $12,118,047         $10,942,499         $10,021,513
Costs and expenses
        Cost of sales                                          9,927,448           8,971,628           8,225,275
        Operating expenses                                     1,736,625           1,568,773           1,427,394
        Interest expense                                          38,579              36,272              39,004
        Other income, net                                         (2,223)             (1,756)             (2,137)
                                                             ---------------------------------------------------
                Total costs and expenses                      11,700,429          10,574,917           9,689,536
                                                             ---------------------------------------------------
Earnings before income taxes                                     417,618             367,582             331,977
Income taxes                                                     165,794             150,830             130,170
                                                             ---------------------------------------------------
Net earnings                                                 $   251,824         $   216,752         $   201,807
                                                             ===================================================
Earnings per share                                           $      1.38         $      1.18         $      1.08
                                                             ===================================================


See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED SHAREHOLDERS' EQUITY



- -------------------------------------------------------------------------------------------------------------------------------
                                                 Common Stock                                               Treasury Stock
                                           -----------------------        Paid-in      Retained        ------------------------
(In thousands except for share data)         Shares         Amount        Capital      Earnings          Shares         Amount
- -------------------------------------------------------------------------------------------------------------------------------
Balance at June 27, 1992                   186,583,586    $186,584                    $  890,065         807,514       $ 19,803
Net earning for year ended July 3, 1993                                                  201,807
Cash dividends paid,
        $.26 per share                                                                   (48,815)
Treasury stock purchases                                                                               7,200,000        180,343
Stock issued upon conversion of Liquid
        Yield Option Notes                   4,710,139       4,710       $ 85,649
Stock options exercised                                                    (8,284)                      (466,306)       (11,557)
Employees' Stock Purchase Plan                                             (1,625)                      (517,504)       (12,785)
Management Incentive Plan                                                  (1,582)                      (187,375)        (4,511)
                                           ------------------------------------------------------------------------------------

Balance at July 3, 1993                    191,293,725     191,294         74,158      1,043,057       6,836,329        171,293
Net earnings for year ended July 2, 1994                                                 216,752
Cash dividends paid, $.32 per share                                                      (59,074)
Treasury stock purchases                                                                               3,000,000         80,131
Stock issued upon conversion of
        Liquid Yield Option Notes                                            (642)                      (130,228)        (3,282)
Stock options exercised                                                    (9,741)                      (652,732)       (16,055)
Employees' Stock Purchase Plan                                             (1,461)                      (561,368)       (14,262)
Management Incentive Plan                                                  (2,311)                      (267,496)        (6,702)
                                           ------------------------------------------------------------------------------------

Balance at July 2, 1994                    191,293,725     191,294         60,003      1,200,735       8,224,505        211,123
Net earnings
        for year ended July 1, 1995                                                      251,824
Cash dividends paid,
        $.40 per share                                                                   (73,154)
Treasury stock purchases                                                                               2,100,000         53,166
Stock issued upon conversion of
        Liquid Yield Option Notes                                          (1,812)                      (592,700)       (15,170)
Stock options exercised                                                    (6,297)                      (437,654)       (11,196)
Employees' Stock Purchase Plan                                             (2,635)                      (623,071)       (15,944)
Management Incentive Plan                                                    (585)                      (241,877)        (6,209)
                                           ------------------------------------------------------------------------------------
Balance at July 1, 1995                    191,293,725    $191,294       $ 48,674     $1,379,405       8,429,203       $215,770
                                           ====================================================================================


See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED CASH FLOWS



- -------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended
- -------------------------------------------------------------------------------------------------------------------------
                                                                                                             July 3, 1993
(In thousands)                                                            July 1, 1995      July 2, 1994       (53 Weeks)
- -------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net earnings                                                        $ 251,824         $ 216,752         $ 201,807
        Add non-cash items:
                Depreciation and amortization                                 130,796           119,982           107,718
                Interest on Liquid Yield Option Notes                           6,013             5,740             8,004
                Deferred tax provision                                         23,417            23,292            13,281
                Provision for losses on receivables                            15,988            17,918            14,312
        Additional investment in certain assets and liabilities,
                net of effect of businesses acquired and sold:
                   (Increase) in receivables                                  (92,073)          (86,487)         (103,236)
                   (Increase) in inventories                                  (65,867)          (58,282)          (38,114)
                   (Increase) decrease in prepaid expenses                     (2,305)            3,606            (2,864)
                   Increase in accounts payable                                76,007            73,777            54,077
                   Increase in accrued expenses                                30,088            15,510            13,144
                   (Decrease) increase in accrued income taxes                 (6,706)            2,277            20,863
                   (Increase) in other assets                                 (30,279)          (51,570)          (31,827)
                                                                            ---------------------------------------------
        Net cash provided by operating activities                             336,903           282,515           257,165
                                                                            ---------------------------------------------
Cash flows from investing activities:
        Additions to plant and equipment                                     (201,577)         (161,485)         (127,879)
        Proceeds from sales of plant and equipment                              5,088             2,693             5,136
        Acquisitions of businesses, net of cash acquired                         --             (15,606)          (10,481)
        Proceeds from sale of business                                           --                --              10,878
                                                                            ---------------------------------------------
        Net cash used for investing activities                               (196,489)         (174,398)         (122,346)
                                                                            ---------------------------------------------
Cash flows from financing activities:
        Bank and commercial paper borrowings                                   15,747            38,798            80,363
        Other debt repayments                                                  (6,521)          (13,240)           (8,981)
        Common stock reissued from treasury                                    23,831            23,506            17,362
        Treasury stock purchases                                              (53,166)          (80,131)         (180,343)
        Dividends paid                                                        (73,154)          (59,074)          (48,815)
                                                                            ---------------------------------------------
        Net cash used for financing activities                                (93,263)          (90,141)         (140,414)
                                                                            ---------------------------------------------
Net increase (decrease) in cash                                                47,151            17,976            (5,595)
Cash at beginning of year                                                      86,735            68,759            74,354
                                                                            ---------------------------------------------
Cash at end of year                                                         $ 133,886         $  86,735         $  68,759
                                                                            =============================================
Supplemental disclosures of cash flow information:
        Cash paid during the year for:
                Interest                                                    $  38,487         $  36,527         $  38,999
                Income taxes                                                  145,596           126,310            96,291

See Summary of Accounting Policies and Additional Financial Information.

SUMMARY OF ACCOUNTING POLICIES



BUSINESS AND CONSOLIDATION

SYSCO Corporation (SYSCO) is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "away-from-home-eating" industry. These services are performed from 67 distribution facilities for approximately 255,000 customers located in the 37 states where facilities are situated and in 11 adjacent states. The company also has one facility in Vancouver, British Columbia, which services customers in that area. The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated.

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

        Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized during the past three years was $2,833,000 in 1995, $1,313,000 in 1994 and $1,315,000 in 1993.


GOODWILL AND INTANGIBLES

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired and are amortized over 40 years using the straight-line method. Accumulated amortization at July 1, 1995, July 2, 1994 and July 3, 1993 is $50,935,000, $43,120,000 and $35,416,000, respectively.


COMPUTER SYSTEMS DEVELOPMENT PROJECT

SYSCO has capitalized direct costs incurred in connection with an internal computer systems development project. The capitalization of these costs began once it was reasonably certain that the new system would be completed and would fulfill its intended use. Costs of $17,593,000, $29,658,000 and $14,094,000
were capitalized during fiscal 1995, 1994 and 1993, respectively. Amounts capitalized will be amortized over future earnings as completed portions of the project are put into use. Accumulated amortization at July 1, 1995 was $232,000.


INSURANCE PROGRAM

SYSCO maintains a self-insurance program covering portions of workers' compensation and general and automobile liability costs. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported.


INCOME TAXES

SYSCO follows the liability method for deferred income taxes as required by the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."


CASH FLOW INFORMATION

For cash flow purposes, cash includes cash equivalents such as time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

ADDITIONAL FINANCIAL INFORMATION



INCOME TAXES

The income tax provisions consist of the following:

- ------------------------------------------------------------------------------------------------------
                                                               1995            1994           1993
                                                            ------------------------------------------
Federal income taxes                                        $144,574,000   $130,733,000   $108,990,000
State and local income taxes                                  21,220,000     20,097,000     21,180,000
                                                            ------------------------------------------
Total                                                       $165,794,000   $150,830,000   $130,170,000
                                                            ==========================================

        Included in the income taxes charged to earnings are net deferred tax provisions of $23,417,000 in 1995, $23,292,000 in 1994 and $13,281,000 in 1993.
The provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the company's deferred tax assets and liabilities are as follows:

- -------------------------------------------------------------------------------------------------------------------------
                                                                                        July 1, 1995         July 2, 1994
                                                                                        ---------------------------------
Deferred tax liabilities:
        Excess tax depreciation and basis differences of assets                         $178,548,000        $165,353,000
        Computer systems development project                                              24,293,000          17,190,000
        Other                                                                              1,968,000           3,005,000
                                                                                        --------------------------------
                Total deferred tax liabilities                                           204,809,000         185,548,000
                                                                                        --------------------------------
Deferred tax assets:
        Accrued pension expenses                                                          14,963,000          13,003,000
        Accrued medical and casualty insurance expenses                                    7,480,000           8,519,000
        Bad debt reserve                                                                   5,424,000           6,138,000
        Uniform capitalization of inventory                                                4,918,000           4,746,000
        Other                                                                              1,150,000           5,685,000
                                                                                        --------------------------------
                Total deferred tax assets                                                 33,935,000          38,091,000
                                                                                        --------------------------------
Net deferred tax liabilities                                                            $170,874,000        $147,457,000
                                                                                        ================================

        The company has enjoyed taxable earnings during each year of its twenty-six year existence and knows of no reason such profitability should not continue. Consequently, the company believes that it is more likely than not that the entire benefit of existing temporary differences will be realized and therefore no valuation allowance has been established for deferred assets.

        The effective tax rate was 40% in 1995, 41% in 1994 and 39% in 1993 and an analysis is as follows:

- ---------------------------------------------------------------------------------------------------------------------
                                                                                   1995          1994           1993
                                                                                   ---------------------------------
Statutory Federal income tax rate                                                   35%           35%           34%
Retroactive Federal income tax charge                                                -             1
State and local income taxes, net of Federal income tax benefit                      5             5             5
                                                                                   ---------------------------------
                                                                                    40%           41%           39%
                                                                                   =================================


ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

The allowance for doubtful accounts receivable was $16,001,000 as of July 1, 1995, $15,999,000 as of July 2, 1994 and $15,122,000 as of July 3, 1993.
Customer accounts written off, net of recoveries, were $15,986,000 or .13% of sales, $17,291,000 or .16% of sales and $13,163,000 or .13% of sales for fiscal years 1995, 1994 and 1993, respectively.


SHAREHOLDERS' EQUITY

Earnings per share have been computed by dividing net earnings by 182,779,806 in 1995, 184,338,616 in 1994 and 186,745,576 in 1993, which represents the weighted average number of shares of common stock outstanding during those respective years.

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

PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Estimated
                                                                     July 1, 1995             July 2, 1994             Useful Lives
                                                                   ----------------------------------------------------------------
Plant and equipment, at cost
        Land                                                       $    86,185,000           $    81,933,000
        Buildings and improvements                                     675,011,000               606,986,000           10-40 years
        Equipment                                                      807,826,000               718,410,000            3-20 years
                                                                   -----------------------------------------
                                                                     1,569,022,000             1,407,329,000
Accumulated depreciation                                              (672,943,000)             (590,108,000)
                                                                   -----------------------------------------
Net plant and equipment                                            $   896,079,000           $   817,221,000
                                                                   =========================================

DEBT

At July 1, 1995 and July 2, 1994 SYSCO had $1,181,000 and $5,247,000,
respectively, of short-term bank borrowings. The level of such borrowings fluctuates during the year based on working capital requirements.

        SYSCO's long-term debt is comprised of the following:

- ----------------------------------------------------------------------------------------------------------------
                                                                                    July 1, 1995    July 2, 1994
                                                                                   -----------------------------
Commercial paper, interest averaging 6.1% in 1995 and 4.4% in 1994                 $ 144,510,000   $ 273,800,000
Senior notes, interest at 9.95%, maturing in 1999                                     91,500,000      91,500,000
Senior notes, interest at 6.5%, maturing in 2005                                     149,103,000               -
Liquid Yield Option Notes, interest at 6.25%, maturing in 2004                        88,045,000      95,653,000
Industrial Revenue Bonds, mortgages and other debt, interest averaging 7.1%
        in 1995 and 6.9% in 1994, maturing at various dates to 2026                   74,967,000      81,488,000
                                                                                   -----------------------------
Total long-term debt                                                                 548,125,000     542,441,000
Less current maturities                                                               (6,569,000)     (3,730,000)
                                                                                   -----------------------------
Net long-term debt                                                                 $ 541,556,000   $ 538,711,000
                                                                                   =============================

        The principal payments required to be made on long-term debt during the next five years are shown below:

                         -----------------------------------------------------------------------------------------
                         Year                                                                           Amount
                         -----------------------------------------------------------------------------------------
                         1996                                                                         $  6,569,000
                         1997                                                                            9,499,000
                         1998                                                                            2,644,000
                         1999                                                                          101,549,000
                         2000                                                                          152,930,000

      SYSCO has a $300,000,000 revolving loan agreement maturing in 2000 which currently supports the company's commercial paper program. The commercial paper borrowings at July 1, 1995 were $144,510,000. The Liquid Yield Option Notes have no periodic interest payments, will yield 6.25% if held to maturity, and can be converted into SYSCO common stock at a conversion rate of 24.512 shares per note. Each note, which initially sold for $397.27 per $1,000 of face value at maturity, has an accreted value at July 1, 1995 of $565.01 per $1,000 of face value.

        In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due June 15, 2005. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. The notes were issued under a $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995. No other securities have been issued under the shelf registration.

        The Industrial Revenue Bonds have varying structures. Final maturities range from one to thirty-one years and certain of the bonds provide SYSCO the right to redeem (a call) at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity. Certain bonds have provisions whereby the holder may require SYSCO to purchase or redeem the bonds (a put) under certain circumstances. If certain of these bonds are purchased from bondholders, they can be remarketed at the then prevailing interest rates.

        Long-term debt at July 1, 1995 was $541,556,000, of which 71% is at fixed rates averaging 7.42% with an average life of eight years, while the remainder is financed at floating rates averaging 6.01%. Certain loan agreements contain typical covenants to protect noteholders including provisions to maintain tangible net worth and funded indebtedness at specified levels.

        The fair value of SYSCO's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of long-term debt approximates $584,000,000 at July 1, 1995.

        As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of July 1, 1995 and July 2, 1994 letters of credit outstanding were $29,664,000 and $30,664,000, respectively. As of July 1, 1995 SYSCO has not entered into any significant derivative or other off-balance-sheet financing arrangements.

LEASES

Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $32,105,000, $31,089,000 and $27,506,000 in fiscal 1995, 1994 and 1993, respectively. Contingent rentals, subleases, assets and obligations under capital leases are not significant.

        Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

                  --------------------------------------------------------
                  Year                                           Amount
                  --------------------------------------------------------
                  1996                                         $14,815,000
                  1997                                          11,808,000
                  1998                                           8,984,000
                  1999                                           6,904,000
                  2000                                           4,324,000
                  Later years                                    7,418,000

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

        The following summary presents information with regard to incentive options under this plan:

- ------------------------------------------------------------------------------
                                         Maximum      Shares
                                          Shares      Under      Average Price
                                       Exercisable    Option       Per Share
                                       ---------------------------------------
Balance at June 27, 1992                1,682,890    3,393,890       $14.65
        Granted                                           --            --
        Cancelled                                     (191,991)       14.60
        Exercised                                     (527,829)        9.77
                                                     ---------
Balance at July 3, 1993                 1,940,987    2,674,070        15.62
        Granted                                           --            --
        Cancelled                                     (111,719)       12.98
        Exercised                                     (757,604)       12.39
                                                     ---------
Balance at July 2, 1994                 1,600,594    1,804,747        17.14
        Granted                                           --            --
        Cancelled                                     (153,024)       15.30
        Exercised                                     (558,506)       14.40
                                                     ---------
Balance at July 1, 1995                 1,093,217    1,093,217        18.80
                                                     =========


1991 STOCK OPTION PLAN

The 1991 Stock Option Plan was adopted in fiscal 1992 and reserves 3,000,000 shares of SYSCO common stock for options to directors, officers and key personnel of the company and its subsidiaries at the market price at date of grant. This plan provides for the issuance of options which are qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified and stock appreciation rights. To date, the company has issued stock options but no stock appreciation rights under this plan.

        The following summary presents information with regard to options issued under the 1991 plan:


- ------------------------------------------------------------------------------
                                         Maximum      Shares
                                          Shares      Under      Average Price
                                       Exercisable    Option       Per Share
                                       ---------------------------------------
Balance at June 27, 1992                     --           --         $  --
        Granted                                        525,580        25.25
        Cancelled                                      (10,260)       25.25
        Exercised                                         --            --
                                                     ---------
Balance at July 3, 1993                      --        515,320        25.25
        Granted                                        633,650        28.88
        Cancelled                                      (26,484)       26.50
        Exercised                                       (8,071)       25.25
                                                     ---------
Balance at July 2, 1994                   163,305    1,114,415        27.28
        Granted                                      1,004,100        25.50
        Cancelled                                      (83,168)       26.83
        Exercised                                       (4,901)       25.25
                                                     ---------
Balance at July 1, 1995                   504,915    2,030,446        26.42
                                                     =========


NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

In December 1994, the Board of Directors adopted, subject to the approval of the shareholders at the annual meeting in November 1995, a non-employee directors stock option plan which permits the issuance of up to 200,000 shares of common stock to directors who are not employees of SYSCO. Under this plan options to purchase common stock, at the fair market value on the date of the grant, are granted to each non-employee director annually, provided certain earnings goals are met. As of July 1, 1995, options for 18,000 shares had been contingently granted to nine non-employee directors under this plan.

EMPLOYEE BENEFIT PLANS

SYSCO and each of its subsidiaries have defined benefit and defined contribution retirement plans for their employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements.

        The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation. The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contribution to this plan was $4,254,000 in 1995, $8,163,000 in 1994 and $2,901,000 in 1993.

        The funded status of the defined benefit plans is as follows:

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                   July 1, 1995    July 2, 1994
                                                                                                   -----------------------------
Assets available for benefits                                                                      $ 137,613,000   $ 110,344,000
                                                                                                   -----------------------------
Projected benefit obligation
        Vested                                                                                      (129,265,000)   (103,437,000)
        Nonvested                                                                                    (10,651,000)     (9,778,000)
                                                                                                   -----------------------------
        Total accumulated benefit obligation                                                        (139,916,000)   (113,215,000)
        Effect of projected future compensation increases                                            (22,238,000)    (16,322,000)
                                                                                                   -----------------------------
Total actuarial projected benefit obligation                                                        (162,154,000)   (129,537,000)
                                                                                                   -----------------------------
Assets (less than) projected obligation                                                            $ (24,541,000)  $ (19,193,000)
                                                                                                   =============================
Consisting of:
Amounts to be offset against (charged to) future pension costs
        Remaining assets in excess of obligation existing at adoption of SFAS 87 in 1986           $   9,134,000   $  10,313,000
        Unrecognized actuarial loss due to differences in assumptions and actual experience          (21,538,000)    (21,302,000)
        Unrecognized prior service cost                                                                9,074,000      10,011,000
Accrued pension costs                                                                                (21,211,000)    (18,215,000)
                                                                                                   -----------------------------
                                                                                                   $ (24,541,000)  $ (19,193,000)
                                                                                                   =============================

The projected unit credit method was used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The discount rate used was 8% in 1995 and 7.75% in 1994 and 1993 and the rate of increase in future compensation levels used was 5.5% in each year. The expected long-term rate of return on assets used was 9% in 1995, 10% in 1994 and 12% in 1993. The plans invest primarily in marketable securities and time deposits.

        Net pension costs were as follows:

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                        1995            1994           1993
                                                                                   ----------------------------------------------
Defined benefit plans
        Benefits earned during the year                                             $ 17,622,000    $  16,866,000    $ 18,410,000
        Interest accrued on benefits earned in prior years                            11,476,000        9,655,000       8,663,000
        Actual return on plan assets                                                 (19,078,000)         378,000     (14,355,000)
        Net amortization and deferral                                                  7,125,000      (13,356,000)      3,063,000
                                                                                   ----------------------------------------------
Net pension costs from defined benefit plans                                          17,145,000       13,543,000      15,781,000
Defined contribution plans                                                             4,274,000        8,407,000       3,326,000
Multi-employer pension plans                                                          13,550,000       12,412,000      10,285,000
                                                                                   ----------------------------------------------
Net pension costs                                                                  $  34,969,000    $  34,362,000    $ 29,392,000
                                                                                   ==============================================

        SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards under this plan were $16,545,000 in 1995, $12,508,000 in 1994 and $11,725,000 in 1993.
In addition to receiving benefits under the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits upon retirement under a Supplemental Executive Retirement Plan. This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under this plan, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $40,200,000 at July 1, 1995 and $33,199,000 at July 2, 1994. SYSCO is the sole owner and beneficiary of such policies. The periodic pension costs of this plan were $3,659,000 in 1995 and $3,109,000 in 1994. The actuarially determined accumulated benefit obligation for this plan included in accrued expenses was $19,004,000 at July 1, 1995 and $16,558,000 at July 2, 1994. After taking into consideration the effect of future compensation increases, the projected benefit obligation of this plan was $27,046,000 at July 1, 1995 and $23,941,000 at July 2, 1994.

        SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) who have been employed for at least one year to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each fiscal quarter. During 1995, 584,526 shares of SYSCO common stock were purchased by the participants as compared to 579,916 purchased in 1994 and 538,923 purchased in 1993. The total number of shares which may be sold pursuant to the plan may not exceed 12,000,000 shares of which 1,106,553 remained available at July 1, 1995.

        At the beginning of fiscal 1994, SYSCO implemented SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the cost of retiree benefits other than pensions be recognized in the financial statements during the years the employee provides services. In the prior years, the company's portion of the cost of these benefits has been expensed under the pay-as-you-go method. SYSCO provided, through December 31, 1994, postretirement health care benefits to eligible retired employees and their dependents. This accounting change had no significant effect on net earnings or financial condition in fiscal 1994.

        Net periodic postretirement benefit costs were as follows:

- ----------------------------------------------------------------------------------------------------------------
                                                                                   1995                   1994
                                                                                  ------------------------------
Service cost - benefits earned during the period                                  $288,000              $238,000
Interest cost                                                                      377,000               280,000
Amortization of transition obligation                                              165,000               173,000
Amortization of prior service cost                                                  83,000                    -
                                                                                  ------------------------------
Net periodic postretirement benefit cost                                          $913,000              $691,000
                                                                                  ==============================

        The components of the postretirement benefit obligation, included in accrued expenses at July 1, 1995 and July 2, 1994 were:

- ----------------------------------------------------------------------------------------------------------------
                                                                                July 1, 1995        July 2, 1994
                                                                                --------------------------------
Retirees                                                                        $   472,000          $   589,000
Fully eligible active participants                                                1,721,000            1,588,000
Other active employees                                                            2,534,000            2,420,000
                                                                                --------------------------------
Accumulated postretirement benefit obligation                                     4,727,000            4,597,000
Unrecognized net gain (loss) and effects of changes in assumptions                  263,000             (123,000)
Unrecognized prior service cost                                                  (1,012,000)          (1,095,000)
Unrecognized transition obligation                                               (2,761,000)          (3,250,000)
                                                                                --------------------------------
Accrued postretirement benefit liability                                        $ 1,217,000          $   129,000
                                                                                ================================

        The discount rate used to determine the accumulated postretirement benefit obligation was 7.75% in 1995 and 8% in 1994. A health care cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

        At the beginning of fiscal 1995, SYSCO implemented SFAS 112, "Employers' Accounting for Postemployment Benefits," which requires that accrual accounting be used for the cost of certain obligations to be paid to former or inactive employees after employment but before retirement. Such obligations include salary continuation, disability, severance and workers' compensation. This accounting change had no significant effect on net earnings or financial condition in fiscal 1995.

CONTINGENCIES

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended July 1, 1995 and July 2, 1994:

- -----------------------------------------------------------------------------------------------------------------------------------
1995                                                                  Quarter Ended
                                               -----------------------------------------------------------------
(In thousands except for share data)            October 1        December 31         April 1            July 1          Fiscal Year
- -----------------------------------------------------------------------------------------------------------------------------------
Sales                                          $ 2,983,096       $ 3,006,663       $ 2,966,355       $ 3,161,933       $ 12,118,047
Cost of sales                                    2,448,788         2,463,576         2,432,677         2,582,407          9,927,448
Operating expenses                                 429,591           428,276           436,443           442,315          1,736,625
Interest expense                                     8,453             9,968            10,317             9,841             38,579
Other income, net                                     (528)             (545)             (624)             (526)            (2,223)
                                               ------------------------------------------------------------------------------------
Earnings before income taxes                        96,792           105,388            87,542           127,896            417,618
Income taxes                                        38,426            41,839            34,754            50,775            165,794
                                               ------------------------------------------------------------------------------------
Net earnings                                   $    58,366       $    63,549       $    52,788       $    77,121       $    251,824
                                               ====================================================================================
Per share:
        Earnings                               $       .32       $       .35       $       .29       $       .42       $       1.38
        Cash dividends                                 .09               .09               .11               .11                .40
        Market price                                 27-21             28-24             29-25             30-26              30-21

- -----------------------------------------------------------------------------------------------------------------------------------
1994                                                                      Quarter Ended
                                               -----------------------------------------------------------------
(In thousands except for share data)             October 2        January 1          April 2           July 2          Fiscal Year
- -----------------------------------------------------------------------------------------------------------------------------------
Sales                                          $ 2,709,874       $ 2,665,882       $ 2,684,854       $ 2,881,889      $ 10,942,499
Cost of sales                                    2,224,155         2,179,225         2,209,780         2,358,468         8,971,628
Operating expenses                                 389,249           384,340           391,844           403,340         1,568,773
Interest expense                                     9,602            10,347             7,949             8,374            36,272
Other income, net                                     (959)             (175)             (496)             (126)           (1,756)
                                               -----------------------------------------------------------------------------------
Earnings before income taxes                        87,827            92,145            75,777           111,833           367,582
Income taxes                                        39,767            36,582            30,083            44,398           150,830
                                               -----------------------------------------------------------------------------------
Net earnings                                   $    48,060       $    55,563       $    45,694       $    67,435      $    216,752
                                               ===================================================================================
Per share:
        Earnings                               $       .26       $       .30       $       .25       $       .37      $       1.18
        Cash dividends                                 .07               .07               .09               .09               .32
        Market price                                 30-24             31-27             29-25             26-23             31-23

- -----------------------------------------------------------------------------------------------------------------------------------
Percentage increases--1995 vs. 1994:
Sales                                                   10%               13%               10%               10%               11%
Earnings before income taxes                            10                14                16                14                14
Net earnings                                            21                14                16                14                16
Earnings per share                                      23                17                16                14                17

                                   PART III

Except as otherwise indicated, the information required by Items 10, 11, 12 and 13 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the 1995 fiscal year, and said proxy statement is hereby incorporated by reference thereto.

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

    2.       Financial Statement Schedule.  See page 14 of this Form 10-K.

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

                     Agreement and Fourth Amendment to Competitive Advance and Revolving Credit Facility Agreement, dated as of January 31, 1994 hereby incorporated by reference to Form 10-K for the year ended July 2, 1994.

                     AGREEMENT AND FIFTH AMENDMENT TO COMPETITIVE ADVANCE AND REVOLVING CREDIT FACILITY AGREEMENT, DATED AS OF NOVEMBER 15, 1994.

             4(b) Sysco Corporation Note Agreement dated as of June 1, 1989 hereby incorporated by reference to the Form 10-K for the year ended July 1, 1989.

             4(c) Indenture, dated as of October 1, 1989, between Sysco Corporation and Chemical Bank, Trustee, hereby incorporated by reference to Registration Statement on Form S-3 (File No. 33-31227).

             4(d) Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, hereby incorporated by reference to Registration Statement on Form S-3 (File No. 33-60023).

             10(a) AMENDED AND RESTATED SYSCO CORPORATION EXECUTIVE DEFERRED COMPENSATION PLAN

             10(b) Amended and restated Sysco Corporation Supplemental Executive Retirement Plan incorporated by reference to Form 10-K for the year ended July 3, 1993.

             10(c) Sysco Corporation Employee Incentive Stock Option Plan incorporated by reference to the Form S-8 filed under the Securities Act of 1933, as amended, dated April 1, 1987, as amended.

             10(d) Sysco Corporation Amended and Restated Management Incentive Plan incorporated by reference to Form 10-K for the year ended July 2, 1994.

             10(e) SYSCO CORPORATION 1995 MANAGEMENT INCENTIVE PLAN (SUBJECT TO APPROVAL BY STOCKHOLDERS AT THE 1995 ANNUAL MEETING).

             10(f) Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 27, 1992.

             10(g) SYSCO CORPORATION NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN (SUBJECT TO APPROVAL BY STOCKHOLDERS AT THE 1995 ANNUAL MEETING).

             11      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

             21      SUBSIDIARIES OF THE REGISTRANT

             23      INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

             27      FINANCIAL DATA SCHEDULE

(b)      Reports on Form 8-K
             None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of September, 1995.


                               SYSCO CORPORATION


                               By  /s/  BILL M. LINDIG
                                 -------------------------------------
                                        Bill M. Lindig
                                 President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.



PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:




      /s/ JOHN F. WOODHOUSE                    Chairman of the Board
- ------------------------------------
          John F. Woodhouse


  /s/ JOHN K. STUBBLEFIELD, JR.                Senior Vice President and
- ----------------------------------             Chief Financial Officer
      John K. Stubblefield, Jr.

DIRECTORS:


 /s/      JOHN W. ANDERSON                  /s/     RICHARD G. MERRILL
- --------------------------------           --------------------------------
          John W. Anderson                          Richard G. Merrill




 /s/      JOHN F. BAUGH                     /s/     DONALD H. PEGLER, JR.
- --------------------------------           --------------------------------
          John F. Baugh                             Donald H. Pegler, Jr.




 /s/      COLIN G. CAMPBELL                 /s/     FRANK H. RICHARDSON
- --------------------------------           --------------------------------
          Colin G. Campbell                         Frank H. Richardson




 /s/      CHARLES H. COTROS                 /s/     PHYLLIS SHAPIRO SEWELL
- --------------------------------           --------------------------------
          Charles H. Cotros                         Phyllis Shapiro Sewell




 /s/      FRANK A. GODCHAUX III             /s/     ARTHUR J. SWENKA
- --------------------------------           --------------------------------
          Frank A. Godchaux III                     Arthur J. Swenka




 /s/      JONATHAN GOLDEN                   /s/     THOMAS B. WALKER, JR.
- --------------------------------           --------------------------------
          Jonathan Golden                           Thomas B. Walker, Jr.



 /s/      DONALD J. KELLER                  /s/     JOHN F. WOODHOUSE
- --------------------------------           --------------------------------
          Donald J. Keller                          John F. Woodhouse



 /s/      BILL M. LINDIG
- --------------------------------
          Bill M. Lindig


                      SYSCO CORPORATION AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS




                                              Balance at        Charged to       Charged to                           Balance at
                                              Beginning         Costs and      Other Accounts     Deductions            End of
                           Description        of Period          Expenses       Describe (1)       Describe             Period
                           ------------      -----------       -----------      ------------     -----------          -----------
                           Allowance
 For year ended            for doubtful                                                          $13,163,000 (2)
 July 3, 1993.........     accounts          $13,673,000       $14,312,000         $350,000           50,000 (3)      $15,122,000

                           Allowance
 For year ended            for doubtful
 July 2, 1994.........     accounts          $15,122,000       $17,918,000         $250,000      $17,291,000 (2)      $15,999,000

                           Allowance
 For year ended            for doubtful
 July 1, 1995.........     accounts          $15,999,000       $15,988,000         $    --       $15,986,000 (2)      $16,001,000


(1)   Allowance accounts added from acquisitions.
(2)   Customer accounts written off, net of recoveries.
(3)   Allowance accounts deducted due to sales of businesses.

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549





                                  FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934





For the Fiscal Year Ended July 1, 1995                Commission File No. 1-6544





                              SYSCO CORPORATION

            (Exact Name of Registrant as Specified in its Charter)





                                   EXHIBITS

                               INDEX TO EXHIBITS


Exhibit
Number               Description of Exhibit
- ------               ----------------------
   3(a)            Restated Certificate of Incorporation, as amended hereby
                   incorporated by reference to Form 10-K for the year ended
                   June 29, 1991.

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

                   Agreement and Fourth Amendment to Competitive
                   Advance and Revolving Credit Facility Agreement, dated as of January 31, 1994 hereby incorporated by reference to Form 10-K for the year ended July 2, 1994.

                   AGREEMENT AND FIFTH AMENDMENT TO COMPETITIVE AND
                   REVOLVING CREDIT FACILITY AGREEMENT, DATED AS OF
                   NOVEMBER 15, 1994.

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

  4(d)             Indenture, dated as of June 15, 1995, between Sysco
                   Corporation and First Union National Bank of North
                   Carolina, Trustee, hereby incorporated by reference to Registration Statement on Form S-3 (File No. 33-60023).




Exhibit
Number             Description of Exhibit
- ------             ----------------------
   10(a)         AMENDED AND RESTATED SYSCO CORPORATION EXECUTIVE
                 DEFERRED COMPENSATION PLAN.

   10(b)         Amended and restated Sysco Corporation Supplemental
                 Executive Retirement Plan incorporated by reference to Form 10-K for the year ended July 3, 1993.

   10(c) Sysco Corporation Employee Incentive Stock Option Plan incorporated by reference to the Form S-8 filed under the Securities Act of 1933, as amended, dated April 1, 1987, as amended.

   10(d)         Sysco Corporation Amended and Restated Management Incentive
                 Plan incorporated by reference to Form 10-K for the year ended
                 July 2, 1994.

   10(e)         SYSCO CORPORATION 1995 MANAGEMENT INCENTIVE PLAN
                 (SUBJECT TO APPROVAL BY STOCKHOLDERS AT 1995 ANNUAL MEETING).

   10(f) Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 27, 1992.

   10(g)         SYSCO CORPORATION NON-EMPLOYEE DIRECTORS STOCK OPTION
                 PLAN (SUBJECT TO APPROVAL BY STOCKHOLDERS AT THE 1995
                 ANNUAL MEETING).

   11            STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

   21            SUBSIDIARIES OF THE REGISTRANT

   23            INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

   27            FINANCIAL DATA SCHEDULE

