Form 10-Q
period 1995-09-30
SYSCO CORP
filed 1995-11-09
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

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

     Yes  [X]      No [ ]

     182,211,874 shares of common stock were outstanding as of October 27, 1995.

                                                      2
             PART I.  FINANCIAL INFORMATION
   ---------------------------------------------------

Item 1.  Financial Statements

      The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 1, 1995 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 1995 Annual Report on Form
      10-K.  The financial statements include
      consolidated balance sheets, consolidated results of operations and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 1995 Annual Report on Form
      10-K.

      A review of the financial information herein has been made by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. A letter from Arthur Andersen LLP concerning their review is included as Exhibit 15.

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                       Sept. 30,         July 1,      Oct. 1,
                                         1995              1995         1994
                                      ----------        ---------    -----------
                                      (Unaudited)       (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $   90,265      $  133,886     $   75,481
    Accounts and notes receivable,
    less allowances of $22,023,
    $16,001 and $22,861                1,037,871         932,533        935,671
    Inventories                          730,550         667,861        672,385
    Deferred taxes                        33,851          33,935         36,508
    Prepaid expenses                      22,950          18,685         20,717
                                      ----------      ----------     ----------
    Total current assets               1,915,487       1,786,900      1,740,762

  Plant and equipment at cost, less
   depreciation                          926,720         896,079        826,065
  Goodwill and intangibles, less
   amortization                          256,253         258,206        264,005
  Other assets                           158,090         153,506        139,685
                                      ----------      ----------     ----------
  Total assets                        $3,256,550      $3,094,691     $2,970,517
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   22,190      $    1,181     $   35,771
    Accounts payable                     806,844         708,380        705,454
    Accrued expenses                     188,116         206,131        163,850
    Accrued income taxes                  52,917          22,462         53,845
    Current maturities of long-term
     debt                                  6,925           6,569          5,752
                                      ----------       ---------     ----------
    Total current liabilities          1,076,992         944,723        964,672

  Long-term debt                         535,591         541,556        535,425
  Deferred taxes                         204,515         204,809        188,169

  Shareholders' equity
    Preferred stock, par value $1 per
     share
     Authorized 1,500,000 shares;
      issued none                         ---             ---             ---
    Common stock, par value $1 per
     share
     Authorized 500,000,000 shares;
      issued 191,293,725,                191,294         191,294        191,294
    Paid-in capital                       49,047          48,674         52,955
    Retained earnings                  1,425,444       1,379,405      1,242,608
                                      ----------      ----------     ----------
                                       1,665,785       1,619,373      1,486,857
    Less cost of treasury stock,
     8,762,008, 8,429,203 and
     7,986,583 shares                    226,333         215,770        204,606
                                      ----------      ----------     ----------
    Total shareholders' equity         1,439,452       1,403,603      1,282,251
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $3,256,550      $3,094,691     $2,970,517
                                      ==========      ==========     ==========

  Note: The July 1, 1995 balance sheet has been taken from the audited financial statements at that date.

SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)




                                   13-Week Period Ended
                               ----------------------------
                                 Sept. 30,        Oct. 1,
                                   1995            1994
                               ------------     -----------
<s)
Sales                          $  3,291,910    $  2,983,096

Costs and expenses
   Cost of sales                  2,704,658       2,448,788
   Operating expenses               469,847         429,591
   Interest expense                   9,372           8,453
   Other income, net                   (444)           (528)
                               ------------     -----------
   Total costs and expenses       3,183,433       2,886,304
                               ------------     -----------
Earnings before income taxes        108,477          96,792

Income taxes                         42,306          38,426
                               ------------    ------------
Net earnings                   $     66,171    $     58,366
                               ============    ============
Average number of shares
 outstanding                    182,791,952     183,295,130
                               ============    ============
Earnings per share             $       0.36    $       0.32
                               ============    ============
Dividends paid per common
 share                         $       0.11    $       0.09
                               ============    ============

                                                       5

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                              13- Week Period Ended
                                             ------------------------
                                             Sept. 30,      Oct. 1,
                                               1995          1994
                                             --------      ----------
Cash flows from operating activities:
   Net earnings                                 $ 66,171       $ 58,366
   Add non-cash items:
    Depreciation and amortization                 33,916         31,819
    Interest on Liquid Yield Option Notes          1,350          1,466
    Deferred tax provision                          (210)         4,204
    Provision for losses on accounts receivable    4,631          5,099
   Additional investment in certain assets
    and liabilities net of effect of business
    acquired:
     (Increase) in receivables                  (109,969)        (84,322)
     (Increase) in inventories                   (62,689)        (70,391)
     (Increase) in prepaid expenses               (4,265)         (4,337)
     Increase in accounts payable                 98,464          73,081
     (Decrease) in accrued expenses              (18,015)        (12,193)
     Increase in accrued income taxes             30,455          24,677
     (Increase) in other assets                   (5,969)        (12,237)
                                                --------        --------
   Net cash provided by operating activities      33,870          15,232
                                                --------        --------
Cash flows from investing activities:
   Additions to plant and equipment              (61,469)        (37,975)
   Proceeds from sales of plant and equipment        250             719
                                                --------        --------
   Net cash used for investing activities        (61,219)        (37,256)
                                                --------        --------

Cash flows from financing activities:
   Bank and commercial paper borrowings           11,018          28,877
   Other debt borrowings (repayments)              3,041          (1,084)
   Common stock reissued from treasury            11,415          12,721
   Treasury stock purchases                      (21,614)        (13,251)
   Dividends paid                                (20,132)        (16,493)
                                                --------        --------
   Net cash (used for) provided
    by financing activities                      (16,272)         10,770
                                                --------        --------
Net decrease in cash                             (43,621)        (11,254)
Cash at beginning of period                      133,886          86,735
                                                --------        --------
Cash at end of period                           $ 90,265        $ 75,481
                                                ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $  4,724        $  6,128
     Income taxes                                 10,688           8,928

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

      Liquidity and Capital Resources
      -------------------------------

      The liquidity and capital resources discussion included on page 11 of the Company's Fiscal 1995
      Annual Report on Form 10-K remains applicable, other than the common stock repurchase program described below.

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under its stock repurchase program. Under this program, 3,000,000 shares were purchased in Fiscal 1994, 2,100,000 shares in Fiscal 1995 and 766,000 shares in the first quarter of Fiscal 1996.

      Results of Operations
      ---------------------

      Sales and cost of sales increased 10.4% during the first quarter of Fiscal 1996 over the same quarter of the prior year. Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current period increased over the prior period primarily due to rates.

      Income taxes for the current period reflect an effective rate of 39.0% as compared to 39.7% in the prior year. The rate reduction results from the effects of several tax savings initiatives.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.

               PART II.  OTHER INFORMATION
                -------------------------


Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen LLP dated November 9, 1995, re unaudited financial statements.

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

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                               John K. Stubblefield, Jr.
                               Senior Vice President and
                               Chief Financial Officer


 Date:  November 9, 1995

                                                       9

                      EXHIBIT INDEX
                 ----------------------

                                                     SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
-----  -----------------------------------------   -------------
 11    SYSCO Corporation and its Consolidated
       Subsidiaries statement re computation of
       per share earnings                               10


 15    Letter from Arthur Andersen LLP dated
       November 9, 1995, re unaudited financial
       statements                                       11


 27    SYSCO Corporation and its Consolidated
       Subsidiaries financial data schedule             12
