Form 10-Q
period 1995-12-30
SYSCO CORP
filed 1996-02-12
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 30, 1995

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

     Yes  [X]      No [ ]

     183,404,837 shares of common stock were outstanding as of February 2, 1996.

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

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 1995 Annual Report on Form 10-
      K.

      A review of the financial information herein has been made by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. A letter from Arthur Andersen LLP concerning their review is included as Exhibit 15.

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                       Dec. 30,      July 1,       Dec. 31,
                                         1995          1995          1994
                                       -----------   ---------    -----------
                                       (Unaudited)   (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $  117,193     $  133,886    $   84,224
    Accounts and notes receivable,
    less allowances of $27,521,
    $16,001 and $29,448                1,018,231        932,533       919,262
    Inventories                          742,003        667,861       703,318
    Deferred taxes                        25,109         33,935        35,837
    Prepaid expenses                      22,809         18,685        22,000
                                      ----------     ----------    ----------
    Total current assets               1,925,345      1,786,900     1,764,641

  Plant and equipment at cost, less
   depreciation                          971,331        896,079       839,761
  Goodwill and intangibles, less
   amortization                          254,339        258,206       262,072
  Other assets                           160,375        153,506       146,869
                                      ----------     ----------    ----------
  Total assets                        $3,311,390     $3,094,691    $3,013,343
                                      ==========     ==========    ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   52,082     $    1,181    $   66,508
    Accounts payable                     766,744        708,380       688,537
    Accrued expenses                     196,044        206,131       171,680
    Accrued income taxes                  13,527         22,462        11,596
    Current maturities of
     long-term debt                        7,103          6,569         3,146
                                      ----------      ---------    ----------
    Total current liabilities          1,035,500        944,723       941,467

  Long-term debt                         569,370        541,556       561,066
  Deferred taxes                         208,096        204,809       202,643

  Shareholders' equity
    Preferred stock, par value
     $1 per share:
     Authorized 1,500,000 shares;
      issued none                         ---            ---            ---
    Common stock, par value
     $1 per share:
     Authorized 500,000,000 shares;
      issued 191,293,725 shares          191,294        191,294       191,294
    Paid-in capital                       36,988         48,674        52,078
    Retained earnings                  1,476,055      1,379,405     1,289,643
                                      ----------     ----------    ----------
                                       1,704,337      1,619,373     1,533,015
    Less cost of treasury stock,
     7,453,996, 8,429,203 and
     8,805,905 shares                    205,913        215,770       224,848
                                      ----------     ----------    ----------
    Total shareholders' equity         1,498,424      1,403,603     1,308,167
                                      ----------     ----------    ----------
    Total liabilities and
     shareholders' equity             $3,311,390     $3,094,691    $3,013,343
                                      ==========     ==========    ==========

  Note: The July 1, 1995 balance sheet has been taken from the audited financial statements at that date.

                                                      4

SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)


                                  26-Week Period Ended           13-Week Period Ended
                              ----------------------------   -----------------------------
                                 Dec. 30,        Dec. 31,       Dec. 30,       Dec. 31,
                                   1995            1994           1995           1994
                              ------------    ------------   ------------   --------------

Sales                         $  6,593,495    $  5,989,759   $  3,301,585   $  3,006,663

Costs and expenses
   Cost of sales                 5,410,459       4,912,364      2,705,801      2,463,576
   Operating expenses              939,741         857,867        469,894        428,276
   Interest expense                 19,704          18,421         10,332          9,968
   Other, net                         (794)         (1,073)          (350)          (545)
                              ------------     -----------   ------------   ------------
   Total costs and expenses      6,369,110       5,787,579      3,185,677      2,901,275
                              ------------     -----------   ------------   ------------

Earnings before income taxes       224,385         202,180        115,908        105,388

   Income taxes                     87,510          80,265         45,204         41,839
                              ------------    ------------   ------------   ------------
Net earnings                  $    136,875    $    121,915   $     70,704   $     63,549
                              ============    ============   ============   ============
Average number of shares
 outstanding                   182,970,451     183,091,860    183,156,420    182,890,596
                              ============    ============   ============   ============
Earnings per share            $       0.75    $       0.67   $       0.39   $       0.35
                              ============    ============   ============   ============
Dividends paid per common
 share                        $       0.22    $       0.18   $       0.11   $       0.09
                              ============    ============   ============   ============


(/Table)


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                      26-Week Period Ended
                                                     ------------------------
                                                     Dec. 30,       Dec. 31,
                                                       1995          1994
                                                     ---------     ----------
Operating activities:
   Net earnings                                      $ 136,875     $ 121,915
   Add non-cash items:
    Depreciation and amortization                       68,650        64,308
    Interest on Liquid Yield Option Notes                2,274         2,979
    Deferred tax provision                              12,113        19,349
    Provision for losses on accounts receivable          8,849        10,265
   Additional investment in certain assets
    and liabilities net of effect of business
    acquired:
     (Increase) in receivables                         (94,547)      (73,079)
     (Increase) in inventories                         (74,142)     (101,324)
     (Increase) in prepaid expenses                     (4,124)       (5,620)
     Increase in accounts payable                       58,364        56,164
     (Decrease) in accrued expenses                    (10,087)       (4,363)
     (Decrease) in accrued income taxes                 (8,935)      (17,572)
     (Increase) in other assets                        (11,195)      (20,909)
                                                      --------      --------
   Net cash provided by operating activities            84,095        52,113
                                                      --------      --------
Investing activities:
   Additions to plant and equipment                   (139,538)      (82,058)
   Sales and retirements of plant and
   equipment                                             2,171         2,038
                                                      --------      --------
   Net cash used for investing activities             (137,367)      (80,020)

Financing activities:
   Bank and commercial paper borrowings                164,608        85,851
   Other debt borrowings (repayments)                    2,610        (5,799)
   Common stock reissued from treasury                  15,862        16,415
   Treasury stock purchases                           (106,276)      (38,064)
   Dividends paid                                      (40,225)      (33,007)
                                                      --------      --------
   Net cash provided by financing activities            36,579        25,396
                                                      --------      --------
Net (decrease) in cash                                 (16,693)       (2,511)
Cash at beginning of period                            133,886        86,735
                                                     ---------      --------
Cash at end of period                                $ 117,193      $ 84,224
                                                     =========      ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                         $ 19,230      $ 18,542
     Income taxes                                       82,749        78,133

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

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under this stock repurchase program. Under this program, 3,000,000 shares were purchased in Fiscal 1994, 2,100,000 shares in Fiscal 1995, and 3,484,000 shares in the first half of Fiscal 1996.

      In November, 1995 the Company determined to redeem all outstanding Liquid Yield Option Notes
      (LYON's) on December 4, 1995 at a price of $579.92 per $1,000 principal amount at maturity, or approximately $90,400,000 in the aggregate. These zero coupon subordinated notes were outstanding and convertible into common stock at the rate of
      24.512 shares per $1,000 principal amount at maturity. During this quarter, in lieu of redemption, bondholders converted 155,685, of the 155,815 outstanding LYON's into common stock, resulting in the issuance of 3,816,133 shares.


      Results of Operations
      ---------------------

      Sales increased 10% during the 26 weeks and 9.8% in the second quarter of Fiscal 1996 over comparable periods of the prior year. Cost of sales increased 10% during the 26 weeks and 9.8% in the second quarter of Fiscal 1996 which is generally in line with the sales increases. Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current periods increased over the prior periods due to increased borrowings.

      Income taxes for the current periods reflect an effective rate of 39% as compared to 39.7% in the prior year. The rate reduction results from the effects of several tax savings initiatives.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.

               PART II.  OTHER INFORMATION
                -------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on November 3, 1995 ("1995 Annual Meeting"). At the 1995 Annual Meeting the following persons were elected to serve as directors of the Company for three year terms: Colin T. Campbell, Frank A. Godchaux III, Donald J. Keller,
      Frank H. Richardson and John F. Woodhouse.

      The terms of the following persons as directors of the Company continued after the 1995 Annual Meeting:
      John F. Baugh, John W. Anderson, Charles H. Cotros,
      Jonathan Golden, Bill M. Lindig, Richard G. Merrill,
      Donald H. Pegler, Jr., Phyllis S. Sewell, Arthur J. Swenka and Thomas B. Walker, Jr.

      At the 1995 Annual Meeting, the stockholders voted upon the election of directors, as noted above, and on:
        (a)  Approval of the Sysco Corporation 1995 Management
             Incentive Plan;
        (b)  Approval of the Sysco Corporation Non-Employee
             Directors Stock Option Plan; and
        (c) Approval of the reservation of 8,000,000 additional shares of Sysco Corporation Common
             Stock under the Sysco Corporation 1991 Stock
             Option Plan.

      The results of such vote were as follows:

                                                Number of Votes Cast
                                                --------------------
                                                                   Withheld and    Broker
         Matter Voted Upon              For          Against         Abstained    Non-votes
         -----------------          -----------     ----------     ------------   ---------

 (a)  Approval of the Management
      Incentive Plan                134,674,843      12,605,590       5,592,584    4,586,394

 (b)  Approval of the Non-
      Employee Directors Stock
      Option Plan                   139,215,399       7,736,746       5,448,001    5,059,265

 (c)  Approval of the reservation
      of additional shares under
      the 1991 Stock Option Plan    127,847,907      18,931,506       5,620,732    5,059,265

 (d)  Election of Director:
       Colin G. Campbell            156,131,695       1,327,716           --          --
       Frank A. Godchaux III        155,580,990       1,878,421           --          --
       Donald J. Keller             156,158,967       1,300,444           --          --
       Frank H. Richardson          156,155,717       1,303,694           --          --
       John F. Woodhouse            155,705,807       1,753,604           --          --



Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibit 10(e) Sysco Corporation 1995 Management
           Incentive Plan incorporated by reference to Form
           10-K for the year ended July 1, 1995

           Exhibit 10(g) Sysco Corporation Non-Employee
           Directors Stock Option Plan incorporated by reference to Form 10-K for the year ended
           July 1, 1995

           Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen LLP dated February 8, 1996, re unaudited financial statements.

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

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                               John K. Stubblefield, Jr.
                               Senior Vice President &
                               Chief Financial Officer


 Date:  February 8, 1996

                                                      10

                      EXHIBIT INDEX
                 ----------------------

                                                     SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
-----  -----------------------------------------   -------------
 10(e)  Sysco Corporation 1995 Management
        Incentive Plan incorporated by
        reference to Form 10-K for the year
        ended July 1, 1995

 10(g)  Sysco Corporation Non-Employee
        Directors Stock Option Plan
        incorporated by reference to Form
        10-K for the year ended July 1, 1995

 11     Sysco Corporation and its Consolidated
        Subsidiaries statement re computation
        of per share earnings                           11


 15    Letter from Arthur Andersen LLP dated
       February 8, 1996, re unaudited financial
       statements                                       12


 27    Sysco Corporation and its Consolidated
       Subsidiaries Financial Data Schedule             13
