Form 10-Q
period 1996-03-30
SYSCO CORP
filed 1996-05-13
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 30, 1996

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

     Yes  [X]      No [ ]

     181,780,872 shares of common stock were outstanding as of May 3, 1996.

                                                      2
             PART I.  FINANCIAL INFORMATION
   ---------------------------------------------------

Item 1.  Financial Statements

      The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 1, 1995 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 1995 Annual Report on Form
      10-K.  The financial statements include
      consolidated balance sheets, consolidated results of operations and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                      March 30,        July 1,       April 1,
                                        1996            1995           1995
                                     (Unaudited)      (Audited)     (Unaudited)
                                     -----------      ----------    -----------
  ASSETS
  ----------
  Current assets:
    Cash                             $   74,281      $  133,886     $   78,065
    Accounts and notes receivable,
    less allowances of $32,067,
    $16,001 and $34,449               1,050,209         932,533        934,482
    Inventories                         736,068         667,861        677,293
    Deferred taxes                       16,111          33,935         24,153
    Prepaid expenses                     23,829          18,685         21,783
                                     ----------      ----------     ----------
    Total current assets              1,900,498       1,786,900      1,735,776

  Plant and equipment at cost, less
   depreciation                         993,052         896,079        875,687
  Goodwill and intangibles, less
   amortization                         252,406         258,206        260,139
  Other assets                          161,234         153,506        149,677
                                     ----------      ----------     ----------
  Total assets                      $ 3,307,190      $3,094,691     $3,021,279
                                     ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
    Notes payable                   $    29,044      $    1,181     $   50,830
    Accounts payable                    808,877         708,380        702,605
    Accrued expenses                    204,454         206,131        189,500
    Accrued income taxes                 16,349          22,462         14,088
    Current maturities of long-term
     debt                                 9,196           6,569          5,234
                                     ----------       ---------     ----------
    Total current liabilities         1,067,920         944,723        962,257

  Long-term debt                        559,079         541,556        530,268
  Deferred taxes                        213,399         204,809        196,619

  Shareholders' equity
    Preferred stock, par value $1 per
     share:
     Authorized 1,500,000 shares;
      issued none                         ---            ---             ---
    Common stock, par value $1 per
     share:
     Authorized 500,000,000 shares;
      issued 191,293,725 shares         191,294         191,294        191,294
    Paid-in capital                      36,137          48,674         51,282
    Retained earnings                 1,508,511       1,379,405      1,322,345
                                     ----------      ----------     ----------
                                      1,735,942       1,619,373      1,564,921
    Less cost of treasury stock,
     9,357,492, 8,429,203 and
     9,099,381 shares                   269,150         215,770        232,786
                                     ----------      ----------     ----------
    Total shareholders' equity        1,466,792       1,403,603      1,332,135
                                     ----------      ----------     ----------
    Total liabilities and
     shareholders' equity            $3,307,190      $3,094,691     $3,021,279
                                     ==========      ==========     ==========

  Note: The July 1, 1995 balance sheet has been taken from the audited financial statements at that date.

                                                      4

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)

                               39-Week Period Ended           13-Week Period Ended
                            ----------------------------      -----------------------------
                              March 30,        April 1,          March 30,       April 1,
                                1996            1995               1996           1995
                            ------------    ------------       ------------     -----------
Sales                       $  9,850,605    $  8,956,114       $  3,257,110    $  2,966,355

Costs and expenses
   Cost of sales               8,086,303       7,345,041          2,675,844       2,432,677
   Operating expenses          1,418,850       1,294,310            479,109         436,443
   Interest expense               29,975          28,738             10,271          10,317
   Other income, net              (1,205)         (1,697)              (411)           (624)
                            ------------     -----------       ------------    ------------
   Total costs and expenses    9,533,923       8,666,392          3,164,813       2,878,813
                            ------------     -----------       ------------    ------------
Earnings before income taxes     316,682         289,722             92,297          87,542
   Income taxes                  123,506         115,019             35,996          34,754
                            ------------    ------------       ------------    ------------
Net earnings                $    193,716    $    174,703       $     56,301    $     52,788
                            ============    ============       ============    ============
Average number of shares
 outstanding                 182,985,177     182,905,450        183,014,629     182,531,301
                            ============    ============       ============    ============
Earnings per share          $       1.06    $       0.96       $       0.31    $       0.29
                            ============    ============       ============    ============
Dividends paid per common
 share                      $       0.35    $       0.29       $       0.13     $      0.11
                            ============    ============       ============     ============

(/Table)

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                  39-Week Period Ended
                                                 ------------------------
                                                 March 30,       April 1,
                                                   1996           1995
                                                 --------      ----------
Cash flows from operating activities:
   Net earnings                                  $ 193,176       $174,703
   Add non-cash items:
    Depreciation and amortization                  105,971         97,224
    Interest on Liquid Yield Option Notes            2,274          4,500
    Deferred tax provision                          26,414         25,009
    Provision for losses on accounts receivable     12,861         14,209
   Additional investment in certain assets
    and liabilities acquired:
     (Increase) in receivables                    (130,537)        (92,243)
     (Increase) in inventories                     (68,207)        (75,299)
     (Increase) in prepaid expenses                 (5,144)         (5,403)
     Increase in accounts payable                  100,497          70,232
     (Decrease) increase in accrued expenses        (1,677)         13,457
     (Decrease) in accrued income taxes             (6,113)        (15,080)
     (Increase) in other assets                    (13,924)        (24,941)
                                                  --------        --------
   Net cash provided by operating activities       215,591         186,368
                                                  --------        --------
Cash flows from investing activities:
   Additions to plant and equipment               (196,302)       (149,514)
   Sales and retirements of plant and equipment      3,696           3,809
                                                  --------        --------
   Net cash used for investing activities         (192,606)       (145,705)
                                                  --------        --------
Cash flows from financing activities:
   Bank and commercial paper borrowings            132,615          40,406
   Other debt borrowings (repayments)                3,368          (6,257)
   Common stock reissued from treasury              20,624          20,122
   Treasury stock purchases                       (175,127)        (50,511)
   Dividends paid                                  (64,070)        (53,093)
                                                  --------        --------
   Net cash used for financing activities          (82,590)        (49,333)
                                                  --------        --------
Net (decrease) in cash                             (59,605)         (8,670)
Cash at beginning of period                        133,886          86,735
                                                  --------        --------
Cash at end of period                             $ 74,281        $ 78,065
                                                  ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                     $ 24,821        $ 26,697
     Income taxes                                  100,814         104,536

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

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under this stock repurchase program. Under this program, 3,000,000 shares were purchased in Fiscal 1994, 2,100,000 shares in Fiscal 1995, and 4,900,000 in Fiscal
      1996.  In February 1996, the Board of
      Directors authorized an additional 6,000,000 shares to be purchased under this program. Under this latest authorization, 691,000 shares were purchased through March 30, 1996.

      On December 4, 1995, the Company redeemed all outstanding Liquid Yield Option Notes (LYON's) at a price of $579.92 per $1,000 principal amount at maturity, or approximately $90,400,000 in the aggregate. These zero coupon subordinated notes were outstanding and convertible into common stock at the rate of 24.512 shares per $1,000 principal amount at maturity. During the second quarter of Fiscal 1996, in lieu of redemption, bondholders converted 155,685 of the 155,815 outstanding LYON's into common stock, resulting in the issuance of 3,816,133 shares.

      On May 1, 1996, the Company issued 7.0%
      senior notes totaling $200,000,000 due May 1, 2006. These notes which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. The notes were the second draw down issued under a $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995, of which
      $150,000,000 is still available.

      Results of Operations
      ---------------------

      Sales increased 10% during the 39 weeks and in the third quarter of Fiscal 1996 over comparable periods of the prior year. Cost of sales increased
      10% during both periods presented which is generally in line with the sales increases. Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Overall sales improvement for the quarter was satisfactory, particularly in terms of real volumes.
      However, the Company's ability to leverage earnings was adversely impacted by the inclement weather that plagued the country during the quarter. The most severe winter weather experienced since the Company's founding in 1969 forced temporary closings or reduced operations for many restaurant customers and the Company's distribution centers, contributing to higher operating costs. A precise measurement of the impact on earnings cannot be made.

      Interest expense for the 39 week period increased over the prior period due to increased borrowings.

      Income taxes for the current periods reflect an effective rate of 39% as comapred to 39.7% in the prior year. The rate reduction results from the effects of several tax savings initiatives.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.





Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen LLP dated May 7, 1996, re unaudited financial statements.

           Exhibit 27, Financial Data Schedule.

      (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                       SIGNATURES
                   ------------------


 Pursuant  to  the requirements of the Securities
 Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                               John K. Stubblefield, Jr.
                               Senior Vice President &
                               Chief Financial Officer


 Date:  May 7, 1996

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Sysco Corporation:


We have reviewed the consolidated balance sheet of Sysco Corporation (a Delaware corporation) and subsidiaries as of March 30, 1996, and the related consolidated statements of results of operations and cash flows for the thirty-nine week and thirteen week periods then ended included in the Company's Quarterly Report on Form 10-Q. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an
opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP


Houston, Texas
April 24, 1996

                                                       10

                      EXHIBIT INDEX
                 ----------------------

                                                     SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
- -----  -----------------------------------------   -------------
 11    SYSCO Corporation and its Consolidated
       Subsidiaries statement re computation of
       per share earnings                               11


 15    Letter from Arthur Andersen LLP dated
       May 7, 1996, re unaudited financial
       statements                                       12


 27    SYSCO Corporation and its Consolidated
       Subsidiaries Financial Data Schedule             13
