Form 10-K
period 1996-06-29
SYSCO CORP
filed 1996-09-26
CIK 96021

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 29, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:


                                                    NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                            WHICH REGISTERED
         -------------------                            ----------------
    Common Stock, $1.00 par value                    New York Stock Exchange
   Preferred Stock Purchase Rights                   New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $5,662,000,000 at September 6, 1996 (based on the closing sales price on the New York Stock Exchange Composite Tape on September 6, 1996, as reported by The Wall Street Journal (Southwest Edition)). At September 6, 1996, the registrant had issued and outstanding an aggregate of 179,651,013 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement to be filed not later than 120 days after June 29, 1996 are incorporated by reference into Part III.

================================================================================

                                     PART I


ITEM 1.  BUSINESS

Sysco Corporation (together with its subsidiaries and divisions hereinafter referred to as "SYSCO" or the "Company") is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "away-from-home-eating" industry. The foodservice industry consists of two major customer segments -- "traditional" and "chain restaurant". Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO's chain restaurant customers include regional pizza and national hamburger, chicken and steak chain operations.

Services to the Company's traditional foodservice and chain restaurant customers are supported by similar physical facilities, vehicles, materials handling equipment and techniques, and administrative and operating staffs.

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

The Company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the traditional customer segment of the foodservice industry. SYSCO offers daily delivery to certain customer locations and has the capability of delivering special orders on short notice. Through its more than 9,500 sales, marketing and service representatives, the Company keeps informed of the needs of its customers and acquaints them with new products. SYSCO also provides ancillary services relating to its foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control.

No single traditional foodservice customer accounted for as much as 5% of SYSCO's sales for its fiscal year ended June 29, 1996. Approximately 5% of traditional foodservice sales during fiscal 1996 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

The Company's SYGMA Network operations specialize in customized service to chain restaurants, which service is also provided to a lesser extent by many of the Company's traditional foodservice operations. SYSCO's sales to the chain restaurant industry consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The Company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. No chain restaurant customer accounted for as much as 3% of SYSCO's sales for its fiscal year ended June 29, 1996, and there are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

SYSCO does not record sales on the basis of the type of foodservice industry customer, but based upon available information, the Company estimates that sales by type of customer during the past three fiscal years were as follows:

                                         Fiscal       Fiscal       Fiscal
         Type of Customer                 1996         1995         1994
         ----------------                ------       ------       ------
         Restaurants                       61%          60%          60%
         Hospitals and nursing homes       11           12           13
         Schools and colleges               7            7            7
         Hotels and motels                  6            6            6
         Other                             15           15           14
                                          ---          ---          ---
                 Totals                   100%         100%         100%
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

ACQUISITIONS AND DIVESTITURES

Since its formation as a Delaware corporation in 1969 and commencement of operations in March 1970, SYSCO has grown both through internal expansion of existing operations and acquisitions of formerly independent companies. The shareholders of nine companies exchanged their stock for SYSCO common stock at the formation of the Company, and through the end of fiscal 1996, fifty-one companies have been acquired, as follows:

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

Subsequent to fiscal 1996, on July 10, 1996, SYSCO purchased Strano Sysco Foodservice Limited (formerly Strano Foodservice) of Peterborough, Ontario, Canada, a full-line foodservice distributor to customers in the Toronto and central Ontario area of Canada.

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

CAPITAL IMPROVEMENTS

To maximize productivity and customer service, the Company continues to construct and modernize its distribution facilities. During fiscal 1996, 1995 and 1994, approximately $236,000,000, $202,000,000, and $161,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The Company estimates its capital expenditures in fiscal 1997 should be in the range of $240,000,000 to $250,000,000. During the three years ended June 29, 1996, capital expenditures have been financed primarily by internally generated funds, the Company's commercial paper program and bank borrowings.

EMPLOYEES

As of June 29, 1996, the Company had approximately 30,600 employees, 22% of whom are represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally with monitoring and assistance by the corporate staff. Collective bargaining agreements covering approximately 10% of the Company's union employees expire during fiscal 1997. SYSCO considers its labor relations to be satisfactory.

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

DEBT ISSUANCE

In May 1996, the Company issued 7.0% senior notes totaling $200,000,000 due May 1, 2006. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In June 1995, the Company issued $150,000,000 principal amount of 6.5% senior notes due June 15, 2005. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. Both series of these notes were issued under a $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995 of which $150,000,000 is still available.

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

The Company operates 103 facilities within the United States and three in Canada.

ITEM 2.  PROPERTIES

The table below shows the number of distribution facilities and self-serve centers occupied by the Company in each state or province and the aggregate cubic footage devoted to cold and dry storage.

                          Number of      Cold Storage     Dry Storage
                         Facilities       (Thousands      (Thousands
  Location               and Centers      Cubic Feet)     Cubic Feet)
  --------               -----------     ------------     -----------
Alabama                      1                 65              324
Arizona                      1              1,485            3,410
Arkansas                     1              1,200            1,145
California                  10              8,022           16,156
Colorado                     5              2,759            5,476
Connecticut                  1              2,489            2,737
Florida                      4              7,955            7,415
Georgia                      3              3,204            6,155
Idaho                        1                578              656
Illinois                     2              2,824            3,500
Indiana                      1              1,404            1,832
Iowa                         1                687            1,215
Kansas                       1              1,975            2,592
Kentucky                     3              2,510            6,134
Louisiana                    1              2,575            1,875
Maine                        1                429            1,008
Maryland                     4              5,404            6,709
Massachusetts                3              3,395            3,696
Michigan                     3              4,976            8,107
Minnesota                    1              2,085            2,370
Mississippi                  2              2,185            2,790
Missouri                     1              1,128            1,348
Montana                      1              2,043            1,830
Nebraska                     1              2,092            2,618
New Jersey                   3              2,407            4,897
New Mexico                   2              1,856            2,024
New York                     9              5,369            9,433
North Carolina               2                346              848
Ohio                         4              6,153            7,473
Oklahoma                     3              1,145            2,519
Oregon                       2              3,430            3,455
Pennsylvania                 5              4,364            6,110
South Dakota                 1                  5              100
Tennessee                    4              6,305            7,351
Texas                        9             11,178           16,422
Utah                         1              1,810            1,845
Virginia                     1              1,186            1,672
Washington                   2              2,609            2,812
Wisconsin                    2              4,084            3,782
British Columbia, Canada     2              1,427            1,855
Ontario, Canada              1                433              420
                           ---            -------          -------
     Total                 106            117,576          164,116
                           ===            =======          =======

The Company owns approximately 245,000,000 cubic feet of its distribution facilities and self-serve centers (or 87% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 1997 to 2006, exclusive of renewal options. Certain of the facilities owned by the Company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $69,941,000 at June 29, 1996. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates to 2026.

Facilities in Cincinnati, Ohio; Warners, New York; Wilsonville, Oregon; Jessup, Maryland; Orlando, Florida; Harrisburg, Pennsylvania; and Boise, Idaho (which in the aggregate account for approximately 10% of total sales) are operating near maximum capacity and the Company is currently constructing or planning replacements or expansions for these distribution facilities. The Company also plans to expand the distribution facility in Peterborough, Ontario during fiscal 1997. The Company is planning to complete construction of full service distribution facilities near Ashville, North Carolina and West Palm Beach, Florida during fiscal 1997.

The Company's fleet of approximately 5,250 delivery vehicles consists of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The Company owns approximately 91% of these vehicles and leases the remainder.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company, each of whom holds the office opposite his name below until the meeting of the Board of Directors immediately preceding the next Annual Meeting of Stockholders or until his successor has been elected or qualified. Executive officers who are also directors serve as directors until the expiration of their terms which, with respect to each individual, occurs at the Annual Meeting of Stockholders in the calendar year specified in parentheses below or until their successors have been elected and qualified.

                                                                SERVED IN THIS
  NAME OF OFFICER                        CAPACITY               POSITION SINCE    AGE
- ---------------------------------------------------------------------------------------
John F. Baugh               Senior Chairman of the Board of       1985             80
                            Directors  (1997)

John F. Woodhouse           Chairman of the Board                 1985             65
                            of Directors  (1998)

Bill M. Lindig              President and Chief                   1985, 1995       59
                            Executive Officer and                 & 1983
                            Director  (1996)

Charles H. Cotros           Executive Vice President and          1988, 1995       59
                            Chief Operating Officer and           & 1985
                            Director  (1997)

O. Wayne Duncan             Senior Vice President,                1995             58
                            Operations

George L. Holm              Senior Vice President,                1996             40
                            Operations

Thomas E. Lankford          Senior Vice President,                1995             48
                            Operations

Gregory K. Marshall         Senior Vice President,                1993 &           49
                            Multi-Unit Sales and Chief            1984
                            Executive Officer, The
                            SYGMA Network, Inc.

Richard J. Schnieders       Senior Vice President,                1992             48
                            Merchandising Services

John K. Stubblefield, Jr.   Senior Vice President and             1993 &           50
                            Chief Financial Officer               1994

Arthur J. Swenka            Senior Vice President,                1995             59
                            Operations and Director (1997)

James D. Wickus             Senior Vice President,                1995             53
                            Operations

Diane S. Day                Vice President and Treasurer          1994             47

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

                              Common Stock Prices                Dividends
                       --------------------------------         ----------
                         High                   Low                Paid
                       ----------            ----------         ----------
Fiscal 1995
  First Quarter         $26-1/2               $21-1/8              $.09
  Second Quarter         27-3/4                23-5/8               .09
  Third Quarter          28-3/4                24-7/8               .11
  Fourth Quarter         29-7/8                26-1/4               .11

Fiscal 1996
  First Quarter         $31-3/8               $26-7/8              $.11
  Second Quarter         32-5/8                26-3/4               .11
  Third Quarter          34-7/8                29-1/2               .13
  Fourth Quarter         35-1/4                30-3/4               .13


The approximate number of record owners of SYSCO's Common Stock as of June 29, 1996 was 19,160.

ITEM 6.
SELECTED FINANCIAL DATA

- -------------------------------------------------------------------------------------------------------------------------
                                                                    Fiscal Year Ended
- -------------------------------------------------------------------------------------------------------------------------
                                                                                                  1993
(In thousands except for share data)                  1996           1995          1994        (53 Weeks)        1992
- -------------------------------------------------------------------------------------------------------------------------
Sales                                             $13,395,130    $12,118,047    $10,942,499    $10,021,513    $ 8,892,785
Earnings before income taxes                          453,943        417,618        367,582        331,977        281,656
Income taxes                                          177,038        165,794        150,830        130,170        109,427
                                                  -----------------------------------------------------------------------
Net earnings                                          276,905        251,824        216,752        201,807        172,229
                                                  =======================================================================
Earnings per share                                       1.52           1.38           1.18           1.08            .93
                                                  =======================================================================
Cash dividends per share                                  .48            .40            .32            .26            .17

Total assets                                        3,325,405      3,097,161      2,811,729      2,530,043      2,325,206

Capital expenditures                                  235,891        201,577        161,485        127,879        134,290

Long-term debt                                        581,734        541,556        538,711        494,062        488,828
Shareholders' equity                                1,474,678      1,403,603      1,240,909      1,137,216      1,056,846
                                                  -----------------------------------------------------------------------
Total capitalization                                2,056,412      1,945,159      1,779,620      1,631,278      1,545,674
                                                  =======================================================================
Ratio of long-term debt
   to capitalization                                     28.3%          27.8%          30.3%          30.3%          31.6%

ITEM 7.

MANAGEMENT DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

SYSCO provides marketing and distribution services to foodservice customers and suppliers throughout the contiguous United States and western and central Canada. The company intends to continue to expand its market share through profitable sales growth and constant emphasis on the development of its consolidated buying programs. The company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

   SYSCO historically has had a stock repurchase program which was used primarily to offset shares issued from time to time in conjunction with various employee benefit plans and conversions of Liquid Yield Option Notes (LYON's). In February, 1996 the company's common share repurchase program was accelerated when the Board of Directors authorized a 6,000,000 share buyback of SYSCO's common stock during calendar 1996. The number of shares acquired and their cost for the past three years was 7,314,100 shares for $232,070,000 in fiscal 1996, 2,100,000 shares for $53,166,000 in fiscal 1995 and 3,000,000 shares for
$80,131,000 in fiscal 1994.

   In December 1995, SYSCO announced that it intended to redeem all outstanding LYON's at a price of $579.92 per $1,000 principal amount at maturity, or approximately $90,400,000 in the aggregate. The zero coupon subordinated notes were outstanding and convertible into common stock at the rate of 24.512 shares per $1,000 principal amount at maturity. During fiscal 1996, bondholders converted or redeemed 155,815 outstanding LYON's, resulting in the issuance of 3,816,525 shares of common stock.

   SYSCO's operations generate a significant amount of cash which is used to fund the company's investment in facilities, fleet and other equipment required to meet its customers' needs and provide for growth. Net cash generated from operating activities was $350,434,000 in 1996, $336,903,000 in 1995 and
$282,515,000 in 1994. Expenditures for facilities, fleet and other equipment were $235,891,000 in 1996, $201,577,000 in 1995 and $161,485,000 in 1994.
Expenditures in fiscal 1997 should be in the range of $240,000,000 to $250,000,000.

   In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due June 15, 2005. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. Both series of these notes were issued under a $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995, of which $150,000,000 is still available.

   The net cash provided by operations less cash utilized for capital expenditures, the stock repurchase program, cash dividends and other uses resulted in long-term debt of $581,734,000 at June 29, 1996. About 84% of the total debt is at fixed rates averaging 7.45% and 16% of the total debt is at floating rates averaging 5.30%. Long-term debt to capitalization was 28% at June 29, 1996 and July 1, 1995, down from the 30% at July 2, 1994. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

   SYSCO has a commercial paper program which is currently supported by a $300,000,000 bank credit facility. During fiscal 1996, 1995 and 1994, commercial paper and bank borrowings ranged from approximately $69,200,000 to $355,000,000, $146,200,000 to $425,100,000 and $184,900,000 to $415,100,000,
respectively.

   In summary, SYSCO believes that through continual monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

SALES

   The annual increases in sales of 11% in 1996 and in 1995 result from several factors. Sales in fiscal 1996 and 1995 were affected by the relatively modest growth in the U.S. economy, as well as in the foodservice industry. After adjusting for food price increases, real sales growth was about 8% in 1996 and 9% in 1995. The cost of SYSCO's foodservice products is estimated to have averaged an increase of about 2.9% from the beginning to the end of fiscal 1996 compared to an increase of approximately 2% in fiscal 1995. Industry sources estimate the total foodservice market experienced real growth of approximately 2% in calendar 1995 and 3% in calendar 1994.

   Sales for fiscal 1994 through 1996 were as follows:

- --------------------------------------------------------------------------------
   Year                                      Sales                   % Increase
- --------------------------------------------------------------------------------
          1996                          $13,395,130,000                 11%
          1995                           12,118,047,000                 11
          1994                           10,942,499,000                  9

   A comparison of the sales mix in the principal product categories during the last three years is presented below:

- --------------------------------------------------------------------------------
                                                  1996       1995     1994
                                                 -------------------------------
   Medical supplies                                 1%         1%       1%
   Dairy products                                   9          8        8
   Fresh and frozen meats                          15         15       16
   Seafoods                                         5          6        6
   Poultry                                         10          9        9
   Frozen fruits, vegetables, bakery and other     14         15       14
   Canned and dry products                         24         25       25
   Paper and disposables                            8          7        7
   Janitorial products                              2          2        2
   Equipment and smallwares                         3          3        3
   Fresh produce                                    6          6        6
   Beverage products                                3          3        3
                                                 -------------------------------
                                                  100%       100%     100%
                                                 ===============================

   A comparison of sales by type of customer during the last three years is presented below:

- --------------------------------------------------------------------------------
                                                  1996       1995     1994
                                                 -------------------------------
   Restaurants                                    61%        60%      60%
   Hospitals and nursing homes                    11         12       13
   Schools and colleges                            7          7        7
   Hotels and motels                               6          6        6
   All other                                      15         15       14
                                                 -------------------------------
                                                 100%       100%     100%
                                                 ===============================

COST OF SALES

Cost of sales increased about 11% in 1996 and 1995. These increases were generally in line with the increases in sales. The rate of increase is influenced by SYSCO's overall customer and product mix as well as economies realized in product acquisition.

OPERATING EXPENSES

Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales for the 1996, 1995 and 1994 fiscal years were 14.3% for each of the years. Changes in the percentage relationship of operating expenses to sales result from an interplay of several economic influences. Inflationary increases in operating costs generally have been offset through improved productivity.

INTEREST EXPENSE

Interest expense increased $2,440,000 or approximately 6% in fiscal 1996 as compared to an increase of $2,307,000 or approximately 6% in fiscal 1995. The increase in fiscal 1996 is due primarily to increased borrowings, while the increase in fiscal 1995 was due primarily to increased borrowings and rates. Interest capitalized during the past three years was $2,783,000 in 1996, $2,833,000 in 1995 and $1,313,000 in 1994.

OTHER INCOME, NET

Other income decreased $1,219,000 or about 55% in fiscal 1996 and increased $467,000 or about 27% in fiscal 1995. Changes between the years result from fluctuations in miscellaneous activities including primarily gains and losses on the sale of surplus facilities.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes rose $36,325,000 or approximately 9% above fiscal 1995, which had increased $50,036,000 or approximately 14% over the prior year. Additional sales and realization of operating efficiencies contributed to the increases.

PROVISION FOR INCOME TAXES

The effective tax rate for 1996 was approximately 39% compared to 40% in 1995 and 41% in 1994. In August 1993 the Omnibus Budget Reconciliation Act of 1993 became effective. This legislation increased the top corporate tax rate from 34% to 35% effective January 1, 1993. Consequently, in the first quarter of fiscal 1994 SYSCO had a charge to earnings for taxes of $4,900,000 relating to transactions and events through July 3, 1993. About $3,300,000 of the charge relates to an increase in deferred taxes and $1,600,000 relates to the retroactivity of the tax rate increase to January 1, 1993. The effective tax rate for fiscal 1994, excluding the effect of the $4,900,000 charge, was 40%.

NET EARNINGS

Fiscal 1996 represents the twentieth consecutive year of increased earnings for SYSCO. Net earnings for the year rose $25,081,000 or approximately 10% above fiscal 1995, which had increased $35,072,000 or approximately 16% over the prior year. After adjusting for the $4,900,000 catch-up tax provision in fiscal 1994, net earnings in 1995 increased about 14% over 1994.

DIVIDENDS

The quarterly dividend rate of thirteen cents per share was established in November 1995 when it was increased from the eleven cents per share set in November 1994.

RETURN ON SHAREHOLDERS' EQUITY

The return on average shareholders' equity for 1996, 1995 and 1994 was approximately 19%, 19% and 18%, respectively. Since inception SYSCO has averaged in excess of a 16% return on shareholders' equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 29, 1996

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

The Company believes that its system of internal controls is effective and adequate to accomplish the objectives discussed above.




   /s/     BILL M. LINDIG                 /s/  JOHN K. STUBBLEFIELD, JR.
 -----------------------------------      -----------------------------------
           Bill M. Lindig                      John K. Stubblefield, Jr.
   President and Chief Executive              Senior Vice President and
             Officer                           Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware corporation) and subsidiaries as of June 29, 1996 and July 1, 1995, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended June 29, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysco Corporation and subsidiaries as of June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP

Arthur Andersen LLP
Houston, Texas
July 31, 1996

CONSOLIDATED BALANCE SHEETS

- ---------------------------------------------------------------------------------------------------------------------------
(In thousands except for share data)                                                  JUNE 29, 1996         July 1, 1995
- ---------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash                                                                               $  107,759               $  133,886
   Accounts and notes receivable, less allowances of $16,380 and $16,001               1,039,759                  932,533
   Inventories                                                                           723,937                  667,861
   Deferred taxes                                                                         32,429                   36,405
   Prepaid expenses                                                                       18,443                   18,685
                                                                                      -----------------------------------
      Total current assets                                                             1,922,327                1,789,370
                                                                                      -----------------------------------
Plant and equipment at cost, less depreciation                                           990,642                  896,079
Other assets
   Goodwill and intangibles, less amortization                                           250,473                  258,206
   Other                                                                                 161,963                  153,506
                                                                                      -----------------------------------
      Total other assets                                                                 412,436                  411,712
                                                                                      -----------------------------------
   Total assets                                                                       $3,325,405               $3,097,161
                                                                                      ===================================
Liabilities and shareholders' equity
Current liabilities
   Notes payable                                                                      $    9,390               $    1,181
   Accounts payable                                                                      779,124                  708,380
   Accrued expenses                                                                      212,746                  206,131
   Income taxes                                                                           23,330                   10,375
   Current maturities of long-term debt                                                   12,934                    6,569
                                                                                      -----------------------------------
      Total current liabilities                                                        1,037,524                  932,636
                                                                                      -----------------------------------
   Long-term debt                                                                        581,734                  541,556
   Deferred taxes                                                                        231,469                  219,366
                                                                                      -----------------------------------
Contingencies
Shareholders' equity
   Preferred stock, par value $1 per share
      Authorized 1,500,000 shares, issued none                                              --                       --
   Common stock, par value $1 per share
      Authorized 500,000,000 shares, issued 191,293,725 shares                           191,294                  191,294
   Paid-in capital                                                                        35,179                   48,674
   Retained earnings                                                                   1,568,589                1,379,405
                                                                                      -----------------------------------
                                                                                       1,795,062                1,619,373
   Less cost of treasury stock, 10,880,919 and 8,429,203 shares                          320,384                  215,770
                                                                                      -----------------------------------
   Total shareholders' equity                                                          1,474,678                1,403,603
                                                                                      -----------------------------------
   Total liabilities and shareholders' equity                                         $3,325,405               $3,097,161
                                                                                      ===================================


See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED RESULTS OF OPERATIONS

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended
- ----------------------------------------------------------------------------------------------------------------------------------
(In thousands except for share data)                        JUNE 29, 1996                July 1, 1995               July 2, 1994
- ----------------------------------------------------------------------------------------------------------------------------------
Sales                                                        $ 13,395,130                $ 12,118,047                $ 10,942,499
Costs and expenses
   Cost of sales                                               10,983,796                   9,927,448                   8,971,628
   Operating expenses                                           1,917,376                   1,736,625                   1,568,773
   Interest expense                                                41,019                      38,579                      36,272
   Other income, net                                               (1,004)                     (2,223)                     (1,756)
                                                             --------------------------------------------------------------------
      Total costs and expenses                                 12,941,187                  11,700,429                  10,574,917
                                                             --------------------------------------------------------------------
Earnings before income taxes                                      453,943                     417,618                     367,582
Income taxes                                                      177,038                     165,794                     150,830
                                                             --------------------------------------------------------------------
Net earnings                                                 $    276,905                $    251,824                $    216,752
                                                             ====================================================================
Earnings per share                                           $       1.52                $       1.38                $       1.18
                                                             ====================================================================


See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED SHAREHOLDERS' EQUITY

- -------------------------------------------------------------------------------------------------------------------
                                             Common Stock         Paid-in      Retained         Treasury Stock
                                       -----------------------                               --------------------
(In thousands except for share data)   Shares           Amount    Capital      Earnings      Shares        Amount
- -------------------------------------------------------------------------------------------------------------------
Balance at July 3, 1993            191,293,725       $ 191,294  $  74,158   $ 1,043,057     6,836,329    $  171,293
Net earnings
   for year ended July 2, 1994                                                  216,752
Cash dividends paid,
   $.32 per share                                                               (59,074)
Treasury stock purchases                                                                    3,000,000        80,131
Stock issued upon conversion of
   Liquid Yield Option Notes                                         (642)                   (130,228)       (3,282)
Stock options exercised                                            (9,741)                   (652,732)      (16,055)
Employees' Stock Purchase Plan                                     (1,461)                   (561,368)      (14,262)
Management Incentive Plan                                          (2,311)                   (267,496)       (6,702)
                                   --------------------------------------------------------------------------------

Balance at July 2, 1994            191,293,725         191,294     60,003     1,200,735     8,224,505       211,123
Net earnings
   for year ended July 1, 1995                                                  251,824
Cash dividends paid,
   $.40 per share                                                               (73,154)
Treasury stock purchases                                                                    2,100,000        53,166
Stock issued upon conversion of
   Liquid Yield Option Notes                                       (1,812)                   (592,700)      (15,170)
Stock options exercised                                            (6,297)                   (437,654)      (11,196)
Employees' Stock Purchase Plan                                     (2,635)                   (623,071)      (15,944)
Management Incentive Plan                                            (585)                   (241,877)       (6,209)
                                   --------------------------------------------------------------------------------

Balance at July 1, 1995            191,293,725         191,294     48,674     1,379,405     8,429,203       215,770
Net earnings
   for year ended June 29, 1996                                                 276,905
Cash dividends paid,
   $.48 per share                                                               (87,721)
Treasury stock purchases                                                                    7,314,100       232,070
Stock issued upon conversion of
   Liquid Yield Option Notes                                      (11,190)                 (3,816,525)      (99,776)
Stock options exercised                                            (2,642)                   (271,406)       (7,123)
Employees' Stock Purchase Plan                                       (610)                   (531,569)      (14,339)
Management Incentive Plan                                             947                    (242,884)       (6,218)
                                   --------------------------------------------------------------------------------

Balance at June 29, 1996           191,293,725       $ 191,294  $  35,179   $ 1,568,589    10,880,919    $  320,384
                                   ================================================================================


See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED CASH FLOWS

- ------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended
- ------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                    JUNE 29, 1996        July 1, 1995         July 2, 1994
- ------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                     $ 276,905           $ 251,824            $ 216,752
   Add non-cash items:
      Depreciation and amortization                                   144,709             130,796              119,982
      Interest on Liquid Yield Option Notes                             2,274               6,013                5,740
      Deferred tax provision                                           16,079              35,504               23,292
      Provision for losses on receivables                              16,427              15,988               17,918
   Additional investment in certain assets and liabilities,
      net of effect of businesses acquired and sold:
         (Increase) in receivables                                   (123,653)            (92,073)             (86,487)
         (Increase) in inventories                                    (56,076)            (65,867)             (58,282)
         Decrease (increase) in prepaid expenses                          242              (2,305)               3,606
         Increase in accounts payable                                  70,744              76,007               73,777
         Increase in accrued expenses                                   6,615              30,088               15,510
         Increase (decrease) in income taxes                           12,955             (18,793)               2,277
         (Increase) in other assets                                   (16,787)            (30,279)             (51,570)
                                                                    --------------------------------------------------
   Net cash provided by operating activities                          350,434             336,903              282,515
                                                                    --------------------------------------------------
Cash flows from investing activities:
   Additions to plant and equipment                                  (235,891)           (201,577)            (161,485)
   Proceeds from sales of plant and equipment                          11,024               5,088                2,693
   Acquisitions of businesses, net of cash acquired                      --                  --                (15,606)
                                                                    --------------------------------------------------
   Net cash used for investing activities                            (224,867)           (196,489)            (174,398)
                                                                    --------------------------------------------------
Cash flows from financing activities:
   Bank and commercial paper borrowings                               146,775              15,747               38,798
   Other debt repayments                                               (4,053)             (6,522)             (13,240)
   Common stock reissued from treasury                                 25,375              23,832               23,506
   Treasury stock purchases                                          (232,070)            (53,166)             (80,131)
   Dividends paid                                                     (87,721)            (73,154)             (59,074)
                                                                    --------------------------------------------------
   Net cash used for financing activities                            (151,694)            (93,263)             (90,141)
                                                                    --------------------------------------------------
Net (decrease) increase in cash                                       (26,127)             47,151               17,976
Cash at beginning of year                                             133,886              86,735               68,759
                                                                    --------------------------------------------------
Cash at end of year                                                 $ 107,759           $ 133,886            $  86,735
                                                                    ==================================================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
      Interest                                                      $  38,527           $  38,487            $  36,527
      Income taxes                                                    141,169             145,596              126,310


See Summary of Accounting Policies and Additional Financial Information.

SUMMARY OF ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

SYSCO Corporation (SYSCO) is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "away-from-home-eating" industry. These services are performed from 68 distribution facilities for approximately 260,000 customers located in the 37 states where facilities are situated and in 11 adjacent states. The company also has two Canadian distribution facilities, one in Vancouver, British Columbia and one in Peterbourgh, Ontario, which service customers in those areas.

   The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the 1996 presentation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from the estimates used.

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


   Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized during the past three years was $2,783,000 in 1996, $2,833,000 in 1995 and $1,313,000 in 1994.


GOODWILL AND INTANGIBLES

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired and are amortized over 40 years using the straight-line method. Accumulated amortization at June 29, 1996, July 1, 1995 and July 2, 1994 was $58,668,000, $50,935,000 and $43,120,000, respectively.

COMPUTER SYSTEMS DEVELOPMENT PROJECT

SYSCO has capitalized direct costs incurred in connection with an internal computer systems development project. The capitalization of these costs began once it was reasonably certain that the new system would be completed and would fulfill its intended use. Costs of $2,994,000, $17,593,000 and $29,658,000 were capitalized during fiscal 1996, 1995 and 1994, respectively. Amounts capitalized are being amortized as completed portions of the project are put into use. Accumulated amortization at June 29, 1996 and July 1, 1995 was $753,000 and $232,000, respectively.

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

NEW ACCOUNTING STANDARDS

SYSCO is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock Based Compensation" during its fiscal year ending June 28, 1997. Adoption of SFAS No. 121 will not have a significant effect on SYSCO's consolidated financial statements. SYSCO expects to disclose the fair value of options granted and stock issued under stock purchase plans in a footnote to its June 28, 1997 consolidated financial statements, as required by SFAS No. 123.

ADDITIONAL FINANCIAL INFORMATION

INCOME TAXES

The income tax provisions consist of the following:

- ---------------------------------------------------------------------------------------------------------------------------
                                                             1996                      1995                1994
                                                         ------------------------------------------------------------------
Federal income taxes                                     $161,142,000               $144,574,000               $130,733,000
State and local income taxes                               15,896,000                 21,220,000                 20,097,000
                                                         ------------------------------------------------------------------
Total                                                    $177,038,000               $165,794,000               $150,830,000
                                                         ==================================================================

  Included in the income taxes charged to earnings are net deferred tax provisions of $16,079,000 in 1996, $35,504,000 in 1995 and $23,292,000 in 1994.
The provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Significant components of the company's deferred tax assets and liabilities are as follows:

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                    JUNE 29, 1996             July 1, 1995
                                                                                    ---------------------------------------
Deferred tax liabilities:
   Excess tax depreciation and basis differences of assets                          $191,058,000               $178,548,000
   Computer systems development project                                               23,411,000                 24,293,000
   Other                                                                              17,000,000                 16,525,000
                                                                                    ---------------------------------------
      Total deferred tax liabilities                                                 231,469,000                219,366,000
                                                                                    ---------------------------------------
Deferred tax assets:
   Accrued pension expenses                                                           11,109,000                 14,963,000
   Accrued medical and casualty insurance expenses                                     7,602,000                  7,480,000
   Other                                                                              13,718,000                 13,962,000
                                                                                    ---------------------------------------
      Total deferred tax assets                                                       32,429,000                 36,405,000
                                                                                    ---------------------------------------
Net deferred tax liabilities                                                        $199,040,000               $182,961,000
                                                                                    =======================================



   The company has enjoyed taxable earnings during each year of its twenty-seven year existence and knows of no reason such profitability should not continue. Consequently, the company believes that it is more likely than not that the entire benefit of existing temporary differences will be realized and therefore no valuation allowance has been established for deferred assets.

   Reconciliations of the statutory Federal income tax rates to the effective income tax rates were as follows:

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                    1996             1995             1994
                                                                                   ----------------------------------------
Statutory Federal income tax rate                                                   35%               35%               35%
Retroactive Federal income tax charge                                               --                --                 1
State and local income taxes, net of Federal income tax benefit                      4                 5                 5
                                                                                    --------------------------------------
                                                                                    39%               40%               41%
                                                                                    ======================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

The allowance for doubtful accounts receivable was $16,380,000 as of June 29, 1996, $16,001,000 as of July 1, 1995 and $15,999,000 as of July 2, 1994.
Customer accounts written off, net of recoveries, were $16,048,000 or .12% of sales, $15,986,000 or .13% of sales and $17,291,000 or .16% of sales for fiscal years 1996, 1995 and 1994, respectively.

SHAREHOLDERS' EQUITY

Earnings per share have been computed by dividing net earnings by 182,598,897 in 1996, 182,779,806 in 1995 and 184,338,616 in 1994, which represents the weighted average number of shares of common stock outstanding during those respective years.

   In May 1986, the Board of Directors adopted a Warrant Dividend Plan designed to protect against those unsolicited attempts to acquire control of SYSCO that the Board believes are not in the best interest of the shareholders. In May 1996, the Board of Directors adopted an amended and restated Plan which, among other things, extends the expiration of the Plan through May 2006. As amended, the Plan provides for a dividend distribution of one Preferred Stock Purchase Right (Right) for each outstanding share of SYSCO common stock. Each Right may be exercised to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $175, subject to adjustment. The Rights will not be exercisable until a party either acquires 10% of the company's common stock or makes a tender offer for 10% or more of its common stock. In the event of a merger or other business combination transaction, each Right effectively entitles the holder to purchase $350 worth of stock of the surviving company for a purchase price of $175.

   The Rights expire on May 21, 2006, and may be redeemed before expiration by the company at a price of $.01 per Right until a party acquires 10% of the company's common stock or thereafter under certain circumstances. As a result of the Rights distribution, 450,000 of the 1,500,000 authorized preferred shares have been reserved for issuance as Series A Junior Participating Preferred Stock.

PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                              Estimated
                                                                 JUNE 29, 1996          July 1, 1995         Useful Lives
                                                              -------------------------------------------------------------
Plant and equipment, at cost
   Land                                                       $    82,247,000         $    86,185,000
   Buildings and improvements                                     754,733,000             675,011,000         10-40 years
   Equipment                                                      917,164,000             807,826,000          3-20 years
                                                              ---------------------------------------
                                                                1,754,144,000           1,569,022,000
Accumulated depreciation                                         (763,502,000)           (672,943,000)
                                                              ---------------------------------------
Net plant and equipment                                       $   990,642,000         $   896,079,000
                                                              =======================================

DEBT

At June 29, 1996 and July 1, 1995 SYSCO had $9,390,000 and $1,181,000,
respectively, of short-term bank borrowings. The level of such borrowings fluctuates during the year based on working capital requirements.

    SYSCO's long-term debt is comprised of the following:

- --------------------------------------------------------------------------------------------------------------------------
                                                                                JUNE 29, 1996         July 1, 1995
- --------------------------------------------------------------------------------------------------------------------------
Commercial paper, interest averaging 5.4% in 1996 and 6.1% in 1995              $  75,878,000                $ 144,510,000
Senior notes, interest at 9.95%, maturing in 1999                                  91,500,000                   91,500,000
Senior notes, interest at 6.5%, maturing in 2005                                  149,193,000                  149,103,000
Senior notes, interest at 7.0%, maturing in 2006                                  200,000,000                         --
Liquid Yield Option Notes, interest at 6.25%, redeemed in December 1995                  --                     88,045,000
Industrial Revenue Bonds, mortgages and other debt,
   interest averaging 6.8% in 1996 and 7.1% in 1995,
   maturing at various dates to 2026                                               78,097,000                   74,967,000
                                                                                ------------------------------------------
Total long-term debt                                                              594,668,000                  548,125,000
Less current maturities                                                           (12,934,000)                  (6,569,000)
                                                                                ------------------------------------------
Net long-term debt                                                              $ 581,734,000                $ 541,556,000
                                                                                ==========================================


   The principal payments required to be made on long-term debt during the next five years are shown below:

                  -------------------------------------------------------------------------------
                  Year                                                                   Amount
                  -------------------------------------------------------------------------------
                  1997                                                            $    12,934,000
                  1998                                                                  3,025,000
                  1999                                                                102,478,000
                  2000                                                                  7,307,000
                  2001                                                                 91,421,000

   SYSCO has a $300,000,000 revolving loan agreement maturing in 2001 which currently supports the company's commercial paper program. The commercial paper borrowings at June 29, 1996 were $75,878,000. In December 1995, SYSCO announced that it intended to redeem all outstanding Liquid Yield Option Notes (LYON's) at a price of $579.92 per $1,000 principal amount at maturity, or approximately $90,400,000 in the aggregate. These zero coupon subordinated notes were outstanding and convertible into common stock at the rate of 24.512 shares per $1,000 principal amount at maturity. During fiscal 1996, bondholders converted or redeemed 155,815 outstanding LYON's, resulting in the issuance of 3,816,525 shares of common stock.

   In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due June 15, 2005. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. Both series of these notes were issued under a $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995, of which $150,000,000 is still available.

   The Industrial Revenue Bonds have varying structures. Final maturities range from one to thirty years and certain of the bonds provide SYSCO the right to redeem (a call) at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity. Certain bonds have provisions whereby the holder may require SYSCO to purchase or redeem the bonds (a put) under certain circumstances. If certain of these bonds are purchased from bondholders, they can be remarketed at the then prevailing interest rates.

   Long-term debt at June 29, 1996 was $581,734,000, of which 84% is at fixed rates averaging 7.45% with an average life of eight years, while the remainder is financed at floating rates averaging 5.30%. Certain loan agreements contain typical covenants to protect noteholders including provisions to maintain tangible net worth and funded indebtedness at specified levels.

   The fair value of SYSCO's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of long-term debt approximates $594,000,000 at June 29, 1996.

   As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of June 29, 1996 and July 1, 1995 letters of credit outstanding were $33,164,000 and $29,664,000, respectively. As of June 29, 1996 SYSCO has not entered into any significant derivative or other off-balance-sheet financing arrangements.

LEASES

Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $29,976,000, $32,105,000 and $31,089,000 in fiscal 1996, 1995 and 1994, respectively. Contingent rentals, subleases, assets and obligations under capital leases are not significant.

   Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

                  -------------------------------------------------------
                  Year                                         Amount
                  -------------------------------------------------------
                  1997                                        $15,650,000
                  1998                                         12,449,000
                  1999                                         10,112,000
                  2000                                          6,946,000
                  2001                                          5,535,000
                  Later years                                  12,376,000

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

   The following summary presents information with regard to incentive options under this plan:

- -----------------------------------------------------------------------------------------
                                              Maximum          Shares
                                              Shares            Under       Average Price
                                            Exercisable        Option         Per Share
                                           ----------------------------------------------
            Balance at July 3, 1993          1,940,987        2,674,070       $     15.62
               Granted                                           --                   --
               Cancelled                                       (111,719)            12.98
               Exercised                                       (757,604)            12.39
                                                              ---------
            Balance at July 2, 1994          1,600,594        1,804,747             17.14
               Granted                                           --                   --
               Cancelled                                       (153,024)            15.30
               Exercised                                       (558,506)            14.40
                                                              ---------
            Balance at July 1, 1995          1,093,217        1,093,217             18.80
               Granted                                           --                   --
               Cancelled                                       (140,393)            16.46
               Exercised                                       (271,570)            17.83
                                                              ---------
            BALANCE AT JUNE 29, 1996           681,254          681,254             19.67
                                                              =========

1991 Stock Option Plan

The 1991 Stock Option Plan was adopted in fiscal 1992 and originally reserved 3,000,000 shares of SYSCO common stock for options to directors, officers and key personnel of the company and its subsidiaries at the market price at date of grant. This plan provides for the issuance of options which are qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified and stock appreciation rights. During fiscal 1996, the shareholders approved an amendment to the plan for an additional 8,000,000 shares to be made available for future grants of options. To date, the company has issued stock options but no stock appreciation rights under this plan.

   The following summary presents information with regard to options issued under the 1991 plan:

                 ------------------------------------------------------------------------------------
                                                         Maximum          Shares
                                                         Shares            Under        Average Price
                                                       Exercisable        Option           Per Share
                                                       ----------------------------------------------
                  Balance at July 3, 1993                 --               515,320       $     25.25
                     Granted                                               633,650             28.88
                     Cancelled                                             (26,484)            26.50
                     Exercised                                              (8,071)            25.25
                                                                         ---------
                  Balance at July 2, 1994                 163,305        1,114,415             27.28
                     Granted                                             1,004,100             25.50
                     Cancelled                                             (83,168)            26.83
                     Exercised                                              (4,901)            25.25
                                                                         ---------
                  Balance at July 1, 1995                 504,915        2,030,446             26.42
                     Granted                                             1,104,450             28.75
                     Cancelled                                             (77,247)            27.18
                     Exercised                                             (62,834)            25.88
                                                                         ---------
                  BALANCE AT JUNE 29, 1996              1,095,345        2,994,815             27.27
                                                                         =========

Non-Employee Directors Stock Option Plan

The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permits the issuance of up to 200,000 shares of common stock to directors who are not employees of SYSCO. Under this plan options to purchase 2,000 shares of common stock at the fair market value on the date of the grant are granted to each non-employee director annually, provided certain earnings goals are met. As of June 29, 1996, options for 36,000 shares had been granted to nine non-employee directors under this plan, none of which are currently exercisable.

EMPLOYEE BENEFIT PLANS

SYSCO and each of its subsidiaries have defined benefit and defined contribution retirement plans for their employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements.

   The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation. The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contribution to this plan was $4,629,000 in 1996, $4,254,000 in 1995 and $8,163,000 in 1994.

   The funded status of the defined benefit plans is as follows:

- -------------------------------------------------------------------------------------------------------------------------
                                                                                        JUNE 29, 1996       July 1, 1995
                                                                                       ----------------------------------
Assets available for benefits                                                           $ 191,220,000      $ 137,613,000
Projected benefit obligation
   Vested                                                                                (153,071,000)      (129,265,000)
   Nonvested                                                                              (10,755,000)       (10,651,000)
                                                                                        --------------------------------
   Total accumulated benefit obligation                                                  (163,826,000)      (139,916,000)
   Effect of projected future compensation increases                                      (24,679,000)       (22,238,000)
                                                                                        --------------------------------
Total actuarial projected benefit obligation                                             (188,505,000)      (162,154,000)
                                                                                        --------------------------------
Assets more (less) than projected obligation                                            $   2,715,000      $ (24,541,000)
                                                                                        ================================

Consisting of:
Amounts to be offset against (charged to) future pension costs
   Remaining assets in excess of obligation existing at adoption of SFAS 87 in 1986     $   7,956,000      $   9,134,000
   Unrecognized actuarial loss due to differences in assumptions and actual experience     (1,424,000)       (21,538,000)
   Unrecognized prior service cost                                                          8,136,000          9,074,000
Accrued pension costs                                                                     (11,953,000)       (21,211,000)
                                                                                        --------------------------------
                                                                                        $   2,715,000      $ (24,541,000)
                                                                                        ================================


   The projected unit credit method was used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The discount rate used was 7.75% in 1996, 8% in 1995 and 7.75% in 1994 and the rate of increase in future compensation levels used was 5.5% in each year. The expected long-term rate of return on assets used was 9% in 1996 and 1995 and 10% in 1994. The plans invest primarily in marketable securities and time deposits.

   Net pension costs were as follows:

- ---------------------------------------------------------------------------------------------------------------------
                                                                      1996                1995                1994
- ---------------------------------------------------------------------------------------------------------------------
Defined benefit plans
   Benefits earned during the year                                $ 19,885,000        $ 17,622,000       $ 16,866,000
   Interest accrued on benefits earned in prior years               13,812,000          11,476,000          9,655,000
   Actual return on plan assets                                    (31,865,000)        (19,078,000)           378,000
   Net amortization and deferral                                    16,999,000           7,125,000        (13,356,000)
                                                                  ---------------------------------------------------
Net pension costs from defined benefit plans                        18,831,000          17,145,000         13,543,000
Defined contribution plans                                           4,629,000           4,274,000          8,407,000
Multi-employer pension plans                                        16,560,000          13,550,000         12,412,000
                                                                  ---------------------------------------------------
Net pension costs                                                 $ 40,020,000        $ 34,969,000       $ 34,362,000
                                                                  ===================================================

   SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards under this plan were $15,208,000 in 1996, $16,545,000 in 1995 and $12,508,000 in 1994 and were paid in both cash and stock. In addition to receiving benefits upon retirement under the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan. This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under this plan, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $43,354,000 at June 29, 1996 and $40,200,000 at July 1, 1995. SYSCO is the sole owner and beneficiary of such policies. The periodic pension costs of this plan were $3,830,000 in 1996 and $3,659,000 in 1995. The actuarially determined accumulated benefit obligation for this plan included in accrued expenses was $23,556,000 at June 29, 1996 and $19,004,000 at July 1, 1995. After taking into consideration the effect of future compensation increases, the projected benefit obligation of this plan was $33,472,000 at June 29, 1996 and $27,046,000 at July 1, 1995.

   SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) who have been employed for at least one year to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During 1996, 522,965 shares of SYSCO common stock were purchased by the participants as compared to 584,526 purchased in 1995 and 579,916 purchased in 1994. The total number of shares which may be sold pursuant to the plan may not exceed 12,000,000 shares of which 583,588 remained available at June 29, 1996.

   In addition to providing pension benefits, SYSCO provides certain health care benefits to eligible retirees and their dependents in the United States.

   Net periodic postretirement benefit costs were as follows:

- --------------------------------------------------------------------------------------------------------------
                                                                                  1996                 1995
- --------------------------------------------------------------------------------------------------------------
Service cost - benefits earned during the period                               $   312,000         $   288,000
Interest cost                                                                      366,000             377,000
Amortization of transition obligation                                              153,000             165,000
Amortization of prior service cost                                                  83,000              83,000
                                                                               -------------------------------
Net periodic postretirement benefit cost                                       $   914,000         $   913,000
                                                                               ===============================

   The components of the postretirement benefit obligation, included in accrued expenses at June 29, 1996 and July 1, 1995 were:

- -------------------------------------------------------------------------------------------------------------
                                                                           JUNE 29,1996          JULY 1, 1995
                                                                          -----------------------------------
Retirees                                                                   $   233,000           $   472,000
Fully eligible active participants                                           1,773,000             1,721,000
Other active employees                                                       2,500,000             2,534,000
                                                                           ---------------------------------
Accumulated postretirement benefit obligation                                4,506,000             4,727,000
Unrecognized net gain (loss) and effects of changes in assumptions             969,000               263,000
Unrecognized prior service cost                                               (929,000)           (1,012,000)
Unrecognized transition obligation                                          (2,607,000)           (2,761,000)
                                                                           ---------------------------------
Accrued postretirement benefit liability                                   $ 1,939,000           $ 1,217,000
                                                                           =================================

   The discount rate used to determine the accumulated postretirement benefit obligation was 7.75% in 1996 and 1995. A health care cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

   At the beginning of fiscal 1995, SYSCO implemented SFAS 112, "Employers' Accounting for Postemployment Benefits," which requires that accrual accounting be used for the cost of certain obligations to be paid to former or inactive employees after employment but before retirement. Such obligations include salary continuation, disability, severance and workers' compensation. This accounting change had no significant effect on net earnings or financial condition in fiscal 1996 and 1995.

CONTINGENCIES

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

QUARTERLY RESULTS (UNAUDITED)
Financial information for each quarter in the years ended June 29, 1996 and July 1, 1995:

- ---------------------------------------------------------------------------------------------------------------------
1996                                                         QUARTER ENDED
                                     -------------------------------------------------------------
(IN THOUSANDS EXCEPT FOR SHARE DATA) SEPTEMBER 30   DECEMBER 30          MARCH 30          JUNE 29       FISCAL YEAR
- ---------------------------------------------------------------------------------------------------------------------
SALES                                $ 3,291,910    $ 3,301,585       $ 3,257,110       $3,544,525       $ 13,395,130
COST OF SALES                          2,704,658      2,705,801         2,675,844        2,897,493         10,983,796
OPERATING EXPENSES                       469,847        469,894           479,109          498,526          1,917,376
INTEREST EXPENSE                           9,372         10,332            10,271           11,044             41,019
OTHER INCOME, NET                           (444)          (350)             (411)             201             (1,004)
                                     --------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES             108,477        115,908            92,297          137,261            453,943
INCOME TAXES                              42,306         45,204            35,996           53,532            177,038
                                     --------------------------------------------------------------------------------
NET EARNINGS                         $    66,171    $    70,704       $    56,301       $   83,729       $    276,905
                                     --------------------------------------------------------------------------------
PER SHARE:
   EARNINGS                          $       .36    $       .39       $       .31       $      .46       $       1.52
   CASH DIVIDENDS                            .11            .11               .13              .13                .48
   MARKET PRICE                            31-27          33-27             35-30            35-31              35-27

- ---------------------------------------------------------------------------------------------------------------------
1995                                                          Quarter Ended
                                     ----------------------------------------------------------------
(In thousands except for share data) October 1      December 31           April 1           July 1       Fiscal Year
- ---------------------------------------------------------------------------------------------------------------------
Sales                                $ 2,983,096    $ 3,006,663         $ 2,966,355       $ 3,161,933    $ 12,118,047
Cost of sales                          2,448,788      2,463,576           2,432,677         2,582,407       9,927,448
Operating expenses                       429,591        428,276             436,443           442,315       1,736,625
Interest expense                           8,453          9,968              10,317             9,841          38,579
Other income, net                           (528)          (545)               (624)             (526)         (2,223)
                                     --------------------------------------------------------------------------------
Earnings before income taxes              96,792        105,388              87,542           127,896         417,618
Income taxes                              38,426         41,839              34,754            50,775         165,794
                                     --------------------------------------------------------------------------------
Net earnings                         $    58,366    $    63,549         $    52,788       $    77,121    $    251,824
                                     --------------------------------------------------------------------------------
Per share:
   Earnings                          $       .32    $       .35         $       .29       $       .42    $       1.38
   Cash dividends                            .09            .09                 .11               .11             .40
   Market price                            27-21          28-24               29-25             30-26           30-21

- ---------------------------------------------------------------------------------------------------------------------
Percentage increases--1996 vs. 1995:
Sales                                         10%            10%                 10%               12%             11%
Earnings before income taxes                  12             10                   5                 7               9
Net earnings                                  13             11                   7                 9              10
Earnings per share                            13             11                   7                10              10


                                  PART III

Except as otherwise indicated, the information required by Items 10, 11, 12 and 13 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the 1996 fiscal year, and said proxy statement is hereby incorporated by reference thereto.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

       1. All financial statements. See index to Consolidated Financial Statements on page 14 of this Form 10-K.

       2.     Financial Statement Schedule.  See page 14 of this Form 10-K.

       3.     Exhibits.

              3(a) Restated Certificate of Incorporation, as amended, incorporated by reference to Form 10-K for the year ended June 29, 1991.

              3(b) Bylaws, as amended, incorporated by reference to Form 10-K for the year ended July 2, 1994.

              3(c)   AMENDED CERTIFICATE OF DESIGNATION

              4(a) SIXTH AMENDMENT AND RESTATEMENT OF COMPETITIVE ADVANCE AND REVOLVING CREDIT FACILITY
                     AGREEMENT DATED AS OF MAY 31, 1996.

              4(b) Sysco Corporation Note Agreement dated as of June 1, 1989 incorporated by reference to the Form 10- K for the year ended July 1, 1989.

              4(c) Indenture, dated as of October 1, 1989, between Sysco Corporation and Chemical Bank, Trustee, incorporated by reference to Registration Statement on Form S-3 (File No. 33-31227).

              4(d) Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Registration Statement on Form S-3 (File No. 33-60023).

              4(e) FIRST SUPPLEMENTAL INDENTURE, DATED AS OF JUNE 27, 1995, BETWEEN SYSCO CORPORATION AND FIRST UNION BANK OF NORTH CAROLINA, TRUSTEE.

              4(f) SECOND SUPPLEMENTAL INDENTURE, DATED AS OF MAY 1, 1996, BETWEEN SYSCO CORPORATION AND FIRST UNION BANK OF NORTH CAROLINA, TRUSTEE.

              10(a) Amended and Restated Sysco Corporation Executive Deferred Compensation Plan incorporated by reference to Form 10-K for the year ended July 1, 1995. *

              10(b) FOURTH AMENDED AND RESTATED SYSCO CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN.

              10(c) Sysco Corporation Employee Incentive Stock Option Plan incorporated by reference to the Form S-8 filed under the Securities Act of 1933, as amended, dated April 1, 1987, as amended. *

              10(d) Sysco Corporation 1995 Management Incentive Plan incorporated by reference to Form 10-K for the year ended July 1, 1995. *

              10(e) Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 27, 1992. *

              10(f) Sysco Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Form 10-K for the year ended July 1, 1995. *

              10(g) Amended and Restated Shareholder Rights Agreement, incorporated by reference to registration statement on Form 8-A/A, filed May 29, 1996.

              11     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

              21     SUBSIDIARIES OF THE REGISTRANT

              23     INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

              27     FINANCIAL DATA SCHEDULE

(b)    Reports on Form 8-K
              None




- ---------------
*   Management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of September, 1996.


                                  SYSCO CORPORATION


                                  By        /s/ BILL M. LINDIG
                                     -----------------------------------------
                                                Bill M. Lindig
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.



PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:




    /s/     JOHN F. WOODHOUSE
- -------------------------------------------
            John F. Woodhouse                   Chairman of the Board


    /s/    JOHN K. STUBBLEFIELD, JR.            Senior Vice President and
- -------------------------------------------     Chief Financial Officer
           John K. Stubblefield, Jr.

DIRECTORS:
- ---------


/s/  JOHN W. ANDERSON                   /s/   BILL M. LINDIG
- -----------------------------------     -----------------------------------
     John W. Anderson                         Bill M. Lindig



/s/  JOHN F. BAUGH                      /s/   RICHARD G. MERRILL
- -----------------------------------     -----------------------------------
     John F. Baugh                            Richard G. Merrill



/s/  COLIN G. CAMPBELL                  /s/   DONALD H. PEGLER, JR.
- -----------------------------------     -----------------------------------
     Colin G. Campbell                        Donald H. Pegler, Jr.



/s/  CHARLES H. COTROS                  /s/   FRANK H. RICHARDSON
- -----------------------------------     -----------------------------------
     Charles H. Cotros                        Frank H. Richardson



/s/  JUDITH B. CRAVEN                   /s/   PHYLLIS S. SEWELL
- -----------------------------------     -----------------------------------
     Judith B. Craven                         Phyllis S. Sewell



/s/  FRANK A. GODCHAUX III              /s/   ARTHUR J. SWENKA
- -----------------------------------     -----------------------------------
     Frank A. Godchaux III                    Arthur J. Swenka



/s/  JONATHAN GOLDEN                    /s/   THOMAS B. WALKER, JR.
- -----------------------------------     -----------------------------------
     Jonathan Golden                          Thomas B. Walker, Jr.



/s/  DONALD J. KELLER                   /s/   JOHN F. WOODHOUSE
- -----------------------------------     -----------------------------------
     Donald J. Keller                         John F. Woodhouse

                       SYSCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS




                                               Balance at     Charged to       Charged to                            Balance at
                                               Beginning      Costs and      Other Accounts      Deductions            End of
                             Description       of Period       Expenses        Describe(1)        Describe             Period
                             ------------      ----------     ----------     --------------     ------------         ----------
                             Allowance
For year ended               for doubtful
July 2, 1994.............    accounts         $15,122,000     $17,918,000      $ 250,000         $17,291,000 (2)     $15,999,000


                             Allowance
For year ended               for doubtful
July 1, 1995.............    accounts         $15,999,000     $15,988,000      $    --           $15,986,000 (2)     $16,001,000


                             Allowance
For year ended               for doubtful
June 29, 1996............    accounts         $16,001,000     $16,427,000      $    --           $16,048,000 (2)     $16,380,000



(1)   Allowance accounts added from acquisitions.
(2)   Customer accounts written off, net of recoveries.

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549





                                   FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the Fiscal Year Ended June 29, 1996               Commission File No. 1-6544





                               SYSCO CORPORATION

             (Exact Name of Registrant as Specified in its Charter)





                                    EXHIBITS

                               INDEX TO EXHIBITS


Exhibit
Number                      Description of Exhibit
- ------                      ----------------------
 3(a)      Restated Certificate of Incorporation, as amended, incorporated by reference to Form 10-K for the year ended June 29, 1991.

 3(b) Bylaws, as amended, incorporated by reference to Form 10-K for the year ended July 2, 1994.

 3(c)      AMENDED CERTIFICATE OF DESIGNATION.

 4(a)      SIXTH AMENDMENT AND RESTATEMENT OF COMPETITIVE ADVANCE AND
           REVOLVING CREDIT FACILITY AGREEMENT DATED AS OF MAY 31, 1996.

 4(b) Sysco Corporation Note Agreement dated as of June 1, 1989 incorporated by reference to the Form 10-K for the year ended July
           1, 1989.

 4(c) Indenture, dated as of October 1, 1989, between Sysco Corporation and Chemical Bank, Trustee, incorporated by reference to Registration Statement on Form S-3 (File No. 33-31227).

 4(d)      Indenture, dated as of June 15, 1995, between Sysco Corporation and
           First Union National Bank of North Carolina, Trustee, incorporated by reference to Registration Statement on Form S-3 (File No.
           33-60023).

 4(e)      FIRST SUPPLEMENTAL INDENTURE, DATED AS OF JUNE 27, 1995, BETWEEN
           SYSCO CORPORATION AND FIRST UNION BANK OF NORTH CAROLINA, TRUSTEE.

 4(f)      SECOND SUPPLEMENTAL INDENTURE, DATED AS OF MAY 1, 1996, BETWEEN
           SYSCO CORPORATION AND FIRST UNION BANK OF NORTH CAROLINA, TRUSTEE.

 10(a)     Amended and Restated Sysco Corporation Executive Deferred
           Compensation Plan incorporated by reference to Form 10-K for the year ended July 1, 1995.

Exhibit
Number                      Description of Exhibit
- ------                      ----------------------
 10(b)     FOURTH AMENDED AND RESTATED SYSCO CORPORATION SUPPLEMENTAL EXECUTIVE
           RETIREMENT PLAN.

 10(c) Sysco Corporation Employee Incentive Stock Option Plan incorporated by reference to the Form S-8 filed under the Securities Act of 1933, as amended, dated April 1, 1987, as amended.

 10(d) Sysco Corporation 1995 Management Incentive Plan incorporated by reference to Form 10-K for the year ended July 1, 1995.

 10(e) Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 27, 1992.

 10(f) Sysco Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Form 10-K for the year ended July 1, 1995.

 10(g) Amended and Restated Shareholder Rights Agreement, incorporated by reference to registration statement on Form 8-A/A, filed May 29, 1996.

 11        STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

 21        SUBSIDIARIES OF THE REGISTRANT

 23        INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

 27        FINANCIAL DATA SCHEDULE