Form 10-Q
period 1996-09-28
SYSCO CORP
filed 1996-11-07
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 1996

                           OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE
             SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________


              Commission file number 1-6544


                    SYSCO CORPORATION
 (Exact name of registrant as specified in its charter)


          Delaware                                 74-1648137
 (State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)


                  1390 Enclave Parkway
                  Houston, Texas  77077-2099
        (Address of principal executive offices)
                       (Zip code)

Registrant's telephone number, including area code:  (281) 584-1390

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]      No [ ]

     178,862,681 shares of common stock were outstanding as of October 25, 1996.

                                                      2
             PART I.  FINANCIAL INFORMATION
   ---------------------------------------------------

Item 1.  Financial Statements

      The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 29, 1996 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 1996 Annual Report on Form
      10-K.  The financial statements include
      consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 1996 Annual Report on Form
      10-K.

      A review of the financial information herein has been made by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. A letter from Arthur Andersen LLP concerning their review is included as Exhibit 15.

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                       Sept. 28,         June 29,     Sept 30,
                                         1996              1996         1995
                                      ----------        ---------    -----------
                                      (Unaudited)       (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $  127,928      $  107,759     $   90,265
    Accounts and notes receivable,
    less allowances of $23,550,
    $16,380 and $22,023                1,132,356       1,039,759      1,037,871
    Inventories                          761,203         723,937        730,550
    Deferred taxes                        32,785          32,429         36,579
    Prepaid expenses                      23,144          18,443         22,950
                                      ----------      ----------     ----------
    Total current assets               2,077,416       1,922,327      1,918,215

  Plant and equipment at cost, less
   depreciation                        1,001,288         990,642        926,720
  Goodwill and intangibles, less
   amortization                          253,298         250,473        256,253
  Other assets                           166,640         161,963        158,090
                                      ----------      ----------     ----------
  Total assets                        $3,498,642      $3,325,405     $3,259,278
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   50,561      $    9,390     $   22,190
    Accounts payable                     862,299         779,124        806,844
    Accrued expenses                     214,510         212,746        188,116
    Accrued income taxes                  65,237          23,330         52,917
    Current maturities of long-term
     debt                                 14,110          12,934          6,925
                                      ----------       ---------     ----------
    Total current liabilities          1,206,717       1,037,524      1,076,992

  Long-term debt                         580,776         581,734        535,591
  Deferred taxes                         231,019         231,469        207,243

  Shareholders' equity
    Preferred stock, par value
     $1 per share
     Authorized 1,500,000 shares,
      issued none                         ---             ---             ---
    Common stock, par value $1 per
     share
     Authorized 500,000,000 shares,
      issued 191,293,725                 191,294         191,294        191,294
    Paid-in capital                       35,423          35,179         49,047
    Retained earnings                  1,618,543       1,568,589      1,425,444
                                      ----------      ----------     ----------
                                       1,845,260       1,795,062      1,665,785
    Less cost of treasury stock,
     12,245,484, 10,880,919 and
     8,762,008 shares                    365,130         320,384        226,333
                                      ----------      ----------     ----------
    Total shareholders' equity         1,480,130       1,474,678      1,439,452
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $3,498,642      $3,325,405     $3,259,278
                                      ==========      ==========     ==========

  Note: The June 29, 1996 balance sheet has been taken from the audited financial statements at that date.

SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)




                                   13-Week Period Ended
                               ----------------------------
                                 Sept. 28,       Sept. 30,
                                   1996            1995
                               ------------     -----------
<s)
Sales                          $  3,679,223    $  3,291,910

Costs and expenses
   Cost of sales                  3,028,478       2,704,658
   Operating expenses               519,729         469,847
   Interest expense                  10,917           9,372
   Other income, net                   (241)           (444)
                               ------------     -----------
   Total costs and expenses       3,558,883       3,183,433
                               ------------     -----------
Earnings before income taxes        120,340         108,477

Income taxes                         46,933          42,306
                               ------------    ------------
Net earnings                   $     73,407    $     66,171
                               ============    ============
Average number of shares
 outstanding                    180,048,304     182,791,952
                               ============    ============
Earnings per share             $       0.41    $       0.36
                               ============    ============
Dividends paid per common
 share                         $       0.13    $       0.11
                               ============    ============

                                                       5

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                13- Week Period Ended
                                                 ------------------------
                                                 Sept. 28,     Sept. 30,
                                                   1996          1995
                                                 --------      ---------
Cash flows from operating activities:
   Net earnings                                 $  73,407       $ 66,171
   Add non-cash items:
    Depreciation and amortization                  38,932         33,916
    Interest on Liquid Yield Option Notes             ---          1,350
    Deferred tax provision                           (882)       (12,297)
    Provision for losses on accounts receivable     5,401          4,631
   Additional investment in certain assets
    and liabilities net of effect of
    business acquired:
     (Increase) in receivables                    (91,414)      (109,969)
     (Increase) in inventories                    (34,304)       (62,689)
     (Increase) in prepaid expenses                (4,249)        (4,265)
     Increase in accounts payable                  77,851         98,464
     Increase (decrease) in accrued expenses        1,094        (18,015)
     Increase in accrued income taxes              41,907         42,542
     (Increase) in other assets                    (6,873)        (5,969)
                                                 --------       --------
   Net cash provided by operating activities      100,870         33,870
                                                 --------       --------
Cash flows from investing activities:
   Additions to plant and equipment               (42,175)       (61,469)
   Proceeds from sales of plant and equipment         560            250
   Acquisition of business                         (5,330)           ---
                                                 --------       --------
   Net cash used for investing activities         (46,945)       (61,219)
                                                 --------       --------

Cash flows from financing activities:
   Bank and commercial paper borrowings            34,518         11,018
   Other debt borrowings (repayments)                (319)         3,041
   Common stock reissued from treasury             11,563         11,415
   Treasury stock purchases                       (56,065)       (21,614)
   Dividends paid                                 (23,453)       (20,132)
                                                 --------       --------
   Net cash used for financing activities         (33,756)       (16,272)
                                                 --------       --------
Net increase (decrease) in cash                    20,169        (43,621)
Cash at beginning of period                       107,759        133,886
                                                 --------       --------
Cash at end of period                           $ 127,928      $  90,265
                                                 ========       ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $  2,784       $   4,724
     Income taxes                                  7,734          10,688

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

      Liquidity and Capital Resources
      -------------------------------

      The liquidity and capital resources discussion included on page 11 of the Company's Fiscal 1996
      Annual Report on Form 10-K remains applicable, other than the common stock repurchase program described below.

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under its stock repurchase program. Under this program, 3,000,000 shares were purchased in Fiscal 1994, 2,100,000 shares in Fiscal 1995 and 4,900,000 shares in Fiscal 1996. In February 1996, the Board of
      Directors authorized an additional 6,000,000 shares to be purchased under this program. Under this latest authorization, 4,164,100 shares were purchased through September 28, 1996.


      Results of Operations
      ---------------------

      Sales and cost of sales increased 12% during the first quarter of Fiscal 1997 over the same quarter of the prior year. Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current period increased over the prior period due to increased borrowings.

      Income taxes for the current period reflects an effective rate of 39%, the same as in the prior year.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.

               PART II.  OTHER INFORMATION
                -------------------------


Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen LLP dated November 6, 1996, re unaudited financial statements.

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


 Date:  November 6, 1996

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


 15    Letter from Arthur Andersen LLP dated
       November 6, 1996, re unaudited financial
       statements                                       11


 27    SYSCO Corporation and its Consolidated
       Subsidiaries Financial Data Schedule             12
