Form 10-Q
period 1996-12-28
SYSCO CORP
filed 1997-02-07
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 28, 1996

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

     Yes  [X]      No [ ]

     176,653,051 shares of common stock were outstanding as of January 31, 1997.

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

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                       Dec. 28,      June 29,       Dec. 30,
                                         1996          1996          1995
                                       -----------   ---------    -----------
                                       (Unaudited)   (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $   87,651     $  107,759    $  117,193
    Accounts and notes receivable,
    less allowances of $33,550,
    $16,380 and $27,521                1,094,169      1,039,759     1,018,231
    Inventories                          766,343        723,937       742,003
    Deferred taxes                        39,323         32,429        35,650
    Prepaid expenses                      22,541         18,443        22,809
                                      ----------     ----------    ----------
    Total current assets               2,010,027      1,922,327     1,935,886

  Plant and equipment at cost,
   less depreciation                   1,024,961        990,642       971,331
  Goodwill and intangibles, less
   amortization                          251,338        250,473       254,339
  Other assets                           165,524        161,963       160,375
                                      ----------     ----------    ----------
  Total assets                        $3,451,850     $3,325,405    $3,321,931
                                      ==========     ==========    ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   10,967     $    9,390    $   52,082
    Accounts payable                     806,773        779,124       766,744
    Accrued expenses                     211,654        212,746       196,044
    Accrued income taxes                  35,200         23,330        13,527
    Current maturities of
     long-term debt                       13,883         12,934         7,103
                                      ----------      ---------    ----------
    Total current liabilities          1,078,477      1,037,524     1,035,500

  Long-term debt                         682,953        581,734       569,370
  Deferred taxes                         222,070        231,469       218,637

  Shareholders' equity
    Preferred stock, par value
     $1 per share:
     Authorized 1,500,000 shares;
      issued none                         ---            ---            ---
    Common stock, par value
     $1 per share:
     Authorized 500,000,000 shares;
      issued 191,293,725 shares          191,294        191,294       191,294
    Paid-in capital                       34,763         35,179        36,988
    Retained earnings                  1,671,711      1,568,589     1,476,055
                                      ----------     ----------    ----------
                                       1,897,768      1,795,062     1,704,337
    Less cost of treasury stock,
     14,113,937, 10,880,919 and
     7,453,996 shares                    429,418        320,384       205,913
                                      ----------     ----------    ----------
    Total shareholders' equity         1,468,350      1,474,678     1,498,424
                                      ----------     ----------    ----------
    Total liabilities and
     shareholders' equity             $3,451,850     $3,325,405    $3,321,931
                                      ==========     ==========    ==========

  Note: The June 29, 1996 balance sheet has been taken from the audited financial statements at that date.

                                                      4

SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)


                                  26-Week Period Ended           13-Week Period Ended
                              ----------------------------   -----------------------------
                                 Dec. 28,        Dec. 30,       Dec. 28,       Dec. 30,
                                   1996            1995           1996           1995
                              ------------    ------------   ------------   --------------

Sales                         $  7,289,571    $  6,593,495   $  3,610,348   $  3,301,585

Costs and expenses
   Cost of sales                 5,982,959       5,410,459      2,954,481      2,705,801
   Operating expenses            1,038,423         939,741        518,694        469,894
   Interest expense                 22,805          19,704         11,888         10,332
   Other, net                         (259)           (794)           (18)          (350)
                              ------------     -----------   ------------   ------------
   Total costs and expenses      7,043,928       6,369,110      3,485,045      3,185,677
                              ------------     -----------   ------------   ------------

Earnings before income taxes       245,643         224,385        125,303        115,908

   Income taxes                     95,801          87,510         48,868         45,204
                              ------------    ------------   ------------   ------------
Net earnings                  $    149,842    $    136,875   $     76,435   $     70,704
                              ============    ============   ============   ============
Average number of shares
 outstanding                   179,233,095     182,970,451    178,412,247    183,156,420
                              ============    ============   ============   ============
Earnings per share            $       0.84    $       0.75   $       0.43   $       0.39
                              ============    ============   ============   ============
Dividends paid per common
 share                        $       0.26    $       0.22   $       0.13   $       0.11
                              ============    ============   ============   ============


(/Table)


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                      26-Week Period Ended
                                                    ------------------------
                                                     Dec. 28,       Dec. 30,
                                                      1996          1995
                                                    ---------     ----------
Operating activities:
   Net earnings                                     $ 149,842     $ 136,875
   Add non-cash items:
    Depreciation and amortization                      78,455        68,650
    Interest on Liquid Yield Option Notes                ----         2,274
    Deferred tax provision                            (16,369)           26
    Provision for losses on accounts receivable        13,640         8,849
   Additional investment in certain assets
    and liabilities net of effect of business
    acquired:
     (Increase) in receivables                        (61,466)      (94,547)
     (Increase) in inventories                        (39,444)      (74,142)
     (Increase) in prepaid expenses                    (3,646)       (4,124)
     Increase in accounts payable                      22,325        58,364
     (Decrease) in accrued expenses                    (1,762)      (10,087)
     Increase in accrued income taxes                  11,870         3,152
     (Increase) in other assets                        (7,715)      (11,195)
                                                     --------      --------
   Net cash provided by operating activities          145,730        84,095
                                                     --------      --------
Investing activities:
   Additions to plant and equipment                  (101,778)     (139,538)
   Sales and retirements of plant and
     equipment                                            885         2,171
   Acquisition of business                             (5,330)        ---
                                                     --------      --------
   Net cash used for investing activities            (106,223)     (137,367)

Financing activities:
   Bank and commercial paper borrowings                94,237       164,608
   Other debt borrowings                                2,318         2,610
   Common stock reissued from treasury                 16,307        15,862
   Treasury stock purchases                          (125,757)     (106,276)
   Dividends paid                                     (46,720)      (40,225)
                                                     --------      --------
   Net cash (used for) provided by
     financing activities                             (59,615)       36,579
                                                     --------      --------
Net (decrease) in cash                                (20,108)      (16,693)
Cash at beginning of period                           107,759       133,886
                                                    ---------      --------
Cash at end of period                               $  87,651     $ 117,193
                                                    =========      ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                       $  22,801      $ 19,230
     Income taxes                                     101,738        82,749

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

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under this stock repurchase program. Under this program, 3,000,000 shares were purchased in Fiscal 1994, 2,100,000 shares in Fiscal 1995, and 4,900,000 shares in Fiscal 1996.

      In February 1996, the Board of Directors authorized an additional 6,000,000 shares to be purchased under this program. All 6,000,000 shares have been purchased under this program during the first half of Fiscal 1997. In
      November 1996, the Board of Directors authorized an additional 6,000,000 shares to be purchased under this program. Under this latest authorization, 217,800 shares were purchased through December 28, 1996.


      Results of Operations
      ---------------------

      Sales increased 11% during the 26 weeks and 9% in the second quarter of Fiscal 1997 over comparable periods of the prior year. Cost of sales also increased 11% during the 26 weeks and 9% in the second quarter of Fiscal 1997 which is in line with the sales increases. Operating expenses for the 26 week periods presented remained approximately the same as a percent of sales, while the second quarter of Fiscal 1997 was above the same period in 1996, due primarily to a bad debt write-off in connection with a restaurant customer's bankruptcy.

      Interest expense in the current periods increased over the prior periods due to increased borrowings.

      Income taxes for the current periods reflect an effective rate of 39%, the same as in the prior year periods.

      Increases in pretax earnings, net earnings and earnings per share for the periods shown resulted from a combination of the above factors.

               PART II.  OTHER INFORMATION
                -------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on
      November 1, 1996 ("1996 Annual Meeting").  At the 1996
      Annual Meeting the following persons were elected to serve as directors of the Company for three year terms:
      John W. Anderson, Judith B. Craven, Bill M. Lindig,
      Richard G. Merrill and Phyllis S. Sewell

      The terms of the following persons as directors of the Company continued after the 1996 Annual Meeting:
      John F. Baugh, Colin G. Campbell, Charles H. Cotros,
      Frank A. Godchaux III, Jonathan Golden, Donald J. Keller,
      Frank H. Richardson, Arthur J. Swenka, Thomas B.
      Walker, Jr., and John F. Woodhouse.

      At the 1996 Annual Meeting, the stockholders voted upon the election of directors, as noted above, and on:
        (a) Approval of the reservation of 5,000,000 additional shares of Sysco Corporation Common
             Stock under the Sysco Corporation 1974
             Employees' Stock Purchase Plan.

      The results of such vote were as follows:

                                                Number of Votes Cast
                                                --------------------
                                                                   Withheld and    Broker
         Matter Voted Upon              For          Against         Abstained    Non-votes
         -----------------          -----------     ----------     ------------   ---------

 (a)  Approval of the reservation
      of additional shares under
      the 1974 Employees' Stock
      Purchase Plan                 150,929,968       3,259,826      1,784,418        None

 (b)  Election as Director:
       John W. Anderson             149,309,290       6,665,121         None          None
       Judith B. Craven             148,987,854       6,986,557         None          None
       Bill M. Lindig               149,391,171       6,583,240         None          None
       Richard G. Merrill           149,309,724       6,664,687         None          None
       Phyllis S. Sewell            149,273,842       6,700,569         None          None



Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           3(i)   Restated Certification of
                  Incorporation, as amended,
                  incorporated by reference to
                  Form 10-K for the year ended
                  June 29, 1991.

           3(ii)  Bylaws, as amended, incorporated
                  by reference to Form 10-K for
                  the year ended July 2, 1994.

           11    Statement re computation of per
                 share earnings.

           15    Letter from Arthur Andersen LLP
                 dated February 5, 1997, re unaudited
                 financial statements.

           27    Financial Data Schedule.

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


 Date:  February 5, 1997

                                                      10

                      EXHIBIT INDEX
                 ----------------------

                                                     SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
-----  -----------------------------------------   -------------

3(i) Restated Certification of Incorporation, as amended, incorporated by reference to Form 10-K for the year ended June 29, 1991.

3(ii)   Bylaws, as amended, incorporated by
        reference to Form 10-K for the year ended
        July 2, 1994.


 11     Sysco Corporation and its Consolidated
        Subsidiaries statement re computation
        of per share earnings.                           11


 15    Letter from Arthur Andersen LLP dated
       February 5, 1997, re unaudited financial
       statements.                                       12


 27    Sysco Corporation and its Consolidated
       Subsidiaries Financial Data Schedule.             13
