Form 10-Q
period 1997-03-29
SYSCO CORP
filed 1997-05-08
CIK 96021

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1997

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

     Yes  [X]      No [ ]

     174,407,385 shares of common stock were outstanding as of May 2, 1997.

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

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                      March 29,        June 29,      March 30,
                                        1997            1996          1996
                                     (Unaudited)      (Audited)     (Unaudited)
                                     -----------      ----------    -----------
  ASSETS
  ----------
  Current assets:
    Cash                             $   84,093       $  107,759     $   74,281
    Accounts and notes receivable,
    less allowances of $39,402,
    $16,380 and $32,446               1,075,408        1,039,759      1,050,209
    Inventories                         745,304          723,937        736,068
    Deferred taxes                       44,739           32,429         25,890
    Prepaid expenses                     24,405           18,443         23,829
                                     ----------       ----------     ----------
    Total current assets              1,973,949        1,922,327      1,910,277

  Plant and equipment at cost, less
   depreciation                       1,034,711          990,642        993,052
  Goodwill and intangibles, less
   amortization                         249,375          250,473        252,406
  Other assets                          164,678          161,963        161,234
                                     ----------       ----------     ----------
  Total other assets                    414,053          412,436        413,640
                                     ----------       ----------     ----------
  Total assets                      $ 3,422,713      $ 3,325,405     $3,316,969
                                     ==========       ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
    Notes payable                   $    13,103      $     9,390     $   29,044
    Accounts payable                    827,322          779,124        808,877
    Accrued expenses                    241,939          212,746        204,454
    Accrued income taxes                 33,563           23,330         16,349
    Current maturities of long-term
     debt                                 9,525           12,934          9,196
                                     ----------        ---------     ----------
    Total current liabilities         1,125,452        1,037,524      1,067,920

  Long-term debt                        623,158          581,734        559,079
  Deferred taxes                        236,224          231,469        223,178

  Shareholders' equity:
    Preferred stock, par value $1 per
     share:
     Authorized 1,500,000 shares;
      issued none                         ---              ---            ---
    Common stock, par value $1 per
     share:
     Authorized 500,000,000 shares;
      issued 191,293,725 shares         191,294          191,294        191,294
    Paid-in capital                      33,391           35,179         36,137
    Retained earnings                 1,706,749        1,568,589      1,508,511
                                     ----------       ----------     ----------
                                      1,931,434        1,795,062      1,735,942
    Less cost of treasury stock,
     15,994,038, 10,880,919 and
     9,357,492 shares                   493,555          320,384        269,150
                                     ----------       ----------     ----------
    Total shareholders' equity        1,437,879        1,474,678      1,466,792
                                     ----------       ----------     ----------
    Total liabilities and
     shareholders' equity            $3,422,713       $3,325,405     $3,316,969
                                     ==========       ==========     ==========

  Note: The June 29, 1996 balance sheet has been taken from the audited financial statements at that date.

                                                      4

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)

                               39-Week Period Ended           13-Week Period Ended
                            ----------------------------      -----------------------------
                              March 29,        March 30,          March 29,       March 30,
                                1997             1996               1997            1996
                            ------------    ------------       ------------     -----------
Sales                       $ 10,759,905    $  9,850,605       $  3,470,334    $  3,257,110

Costs and expenses
   Cost of sales               8,827,840       8,086,303          2,844,881       2,675,844
   Operating expenses          1,550,986       1,418,850            512,563         479,109
   Interest expense               34,385          29,975             11,580          10,271
   Other, net                         48          (1,205)               307            (411)
                            ------------     -----------       ------------    ------------
   Total costs and expenses   10,413,259       9,533,923          3,369,331       3,164,813
                            ------------     -----------       ------------    ------------
Earnings before income taxes     346,646         316,682            101,003          92,297
Income taxes                     135,192         123,506             39,391          35,996
                            ------------    ------------       ------------    ------------
Net earnings                $    211,454    $    193,176       $     61,612    $     56,301
                            ============    ============       ============    ============
Average number of shares
 outstanding                 178,333,249     182,985,177        176,534,015     183,014,629
                            ============    ============       ============    ============
Earnings per share          $       1.19    $       1.06       $       0.35    $       0.31
                            ============    ============       ============    ============
Dividends paid per common
 share                      $       0.41    $       0.35       $       0.15     $      0.13
                            ============    ============       ============     ============

(/Table)

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                  39-Week Period Ended
                                                 ------------------------
                                                 March 29,      March 30,
                                                   1997           1996
                                                 --------      ----------
Cash flows from operating activities:
   Net earnings                                  $ 211,454       $193,176
   Add non-cash items:
    Depreciation and amortization                  118,904        105,971
    Interest on Liquid Yield Option Notes              ---          2,274
    Deferred tax provision                          (7,631)        14,327
    Provision for losses on accounts receivable     18,541         12,861
   Additional investment in certain assets
    and liabilities net of effect of
    business acquired:
     (Increase) in receivables                     (47,606)      (130,537)
     (Increase) in inventories                     (18,405)       (68,207)
     (Increase) in prepaid expenses                 (5,510)        (5,144)
     Increase in accounts payable                   42,874        100,497
     Increase (decrease) in accrued expenses        28,523         (1,677)
     Increase in accrued income taxes               10,233          5,974
     (Increase) in other assets                     (8,804)       (13,924)
                                                  --------        --------
   Net cash provided by operating activities       342,573        215,591
                                                  --------        --------
Cash flows from investing activities:
   Additions to plant and equipment               (149,072)      (196,302)
   Sales and retirements of plant and equipment      1,878          3,696
   Acquisition of business                          (5,330)           ---
                                                  --------       --------
   Net cash used for investing activities         (152,524)      (192,606)
                                                  --------       --------
Cash flows from financing activities:
   Bank and commercial paper borrowings             33,005        132,615
   Other debt borrowings                             1,533          3,368
   Common stock reissued from treasury              22,551         20,624
   Treasury stock purchases                       (197,510)      (175,127)
   Dividends paid                                  (73,294)       (64,070)
                                                  --------       --------
   Net cash used for financing activities         (213,715)       (82,590)
                                                  --------       --------
Net (decrease) in cash                             (23,666)       (59,605)
Cash at beginning of period                        107,759        133,886
                                                  --------       --------
Cash at end of period                             $ 84,093       $ 74,281
                                                  ========       ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                     $ 26,026       $ 24,821
     Income taxes                                  134,716        100,814

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

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under this stock repurchase program. Under this additional authority 3,000,000 shares were purchased in Fiscal 1994, 2,100,000 shares in Fiscal 1995, and 4,900,000 in Fiscal 1996.

      In February 1996, the Board of Directors authorized an additional 6,000,000 shares to be purchased under this program. All 6,000,000 shares were purchased under this program during the first half of Fiscal 1997. In November 1996, the Board of
      Directors authorized an additional 6,000,000 shares for repurchase. Under this latest authorization, 2,349,100 shares were purchased through March 29, 1997.

      On April 22, 1997, in two separate offerings, the Company drew down the remaining $150,000,000 of the $500,000,000 shelf debt registration filed with the Securities and Exchange Commission in June 1995. The Company issued 7.16% debentures totaling $50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. The Company also issued
      7.25% Senior Notes totaling $100,000,000 due
      April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and not subject to any sinking fund requirement.

      Results of Operations
      ---------------------

      Sales increased 9% during the 39 weeks and 7% in the third quarter of Fiscal 1997 over comparable periods of the prior year. Cost of sales increased
      9% during the 39 weeks and 6% in the third quarter of Fiscal 1997 which is generally in line with the sales increases. Operating expenses for the periods presented remained approximately the same as a percent of sales.

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

           15     Letter from Arthur Andersen LLP
                  dated April 18, 1997, re unaudited
                  financial statements.

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


 Date:  May 7, 1997

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


 15    Letter from Arthur Andersen LLP dated
       April 18, 1997, re unaudited financial
       statements                                       12


 27    SYSCO Corporation and its Consolidated
       Subsidiaries Financial Data Schedule             13
