Form 10-K
period 1997-06-28
SYSCO CORP
filed 1997-09-25
CIK 96021

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 28, 1997

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-6544

                               SYSCO CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         74-1648137
(State or other jurisdiction of                           (IRS employer
incorporation or organization                         identification number)


                1390 ENCLAVE PARKWAY, HOUSTON, TEXAS 77077-2099
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (281) 584-1390

          Securities registered pursuant to section 12(b) of the act:


                                                  NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                              WHICH REGISTERED
Common Stock, $1.00 par value                      New York Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $6,082,000,000 at September 12, 1997 (based on the closing sales price on the New York Stock Exchange Composite Tape on September 12, 1997, as reported by The Wall Street Journal (Southwest Edition)). At September 12, 1997, the registrant had issued and outstanding an aggregate of 171,323,308 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement to be filed not later than 120 days after June 28, 1997 are incorporated by reference into Part III.
===============================================================================

                                     PART I


ITEM 1.  BUSINESS

Sysco Corporation (together with its subsidiaries and divisions hereinafter referred to as "SYSCO" or the "Company") is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "food-prepared-away-from-home" industry. The foodservice industry consists of two major customer segments -- "traditional" and "chain restaurant". Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO's chain restaurant customers include regional pizza and national hamburger, chicken and steak chain operations.

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

The Company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the traditional customer segment of the foodservice industry. SYSCO offers daily delivery to certain customer locations and has the capability of delivering special orders on short notice. Through its more than 9,900 sales, marketing and service representatives, the Company keeps informed of the needs of its customers and acquaints them with new products. SYSCO also provides ancillary services relating to its foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control.

No single traditional foodservice customer accounted for as much as 5% of SYSCO's sales for its fiscal year ended June 28, 1997. Approximately 5% of traditional foodservice sales during fiscal 1997 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

The Company's SYGMA Network operations specialize in customized service to chain restaurants, which service is also provided to a lesser extent by many of the Company's traditional foodservice operations. SYSCO's sales to the chain restaurant industry consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The Company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. No chain restaurant customer accounted for as much as 3% of SYSCO's sales for its fiscal year ended June 28, 1997, and there are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

SYSCO does not record sales on the basis of the type of foodservice industry customer, but based upon available information, the Company estimates that sales by type of customer during the past three fiscal years were as follows:

                                                       Fiscal            Fiscal             Fiscal
          Type of Customer                              1997              1996               1995
          ----------------                             ------            ------             -----
          Restaurants                                    61%               61%                60%
          Hospitals and nursing homes                    11                11                 12
          Schools and colleges                            7                 7                  7
          Hotels and motels                               6                 6                  6
          Other                                          15                15                 15
                                                       ----              ----               ----
                   Totals                               100%              100%               100%
                                                       ====              ====               ====

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

ACQUISITIONS AND DIVESTITURES

Since its formation as a Delaware corporation in 1969 and commencement of operations in March 1970, SYSCO has grown both through internal expansion of existing operations and acquisitions of formerly independent companies. The shareholders of nine companies exchanged their stock for SYSCO common stock at the formation of the Company, and through the end of fiscal 1997, fifty-two companies have been acquired, as follows:

                                                                           Date
                    Company                                              Acquired
                    -------                                              --------

The Grant Grocer Company                                               June 1970
The Albany Frosted Foods, Inc. and Affiliated Companies                September 1970
Arrow Food Distributors, Inc.                                          January 1971
Koon Food Sales, Inc.                                                  March 1971
Rome Foods Company                                                     October 1971
Saunders Food Distributors, Inc.                                       October 1971
Hallsmith Company, Inc.                                                April 1972
The Miesel Company                                                     June 1972
Robert Orr & Company                                                   July 1972
Jay Rodgers Co.                                                        July 1972
Hardin's, Inc.                                                         August 1972
Baraboo Food Products, Inc.                                            May 1973
E. R. Cochran Company                                                  December 1973
The Fialkow Company                                                    December 1973
Sterling-Keeleys Incorporated                                          December 1973
Harrisonburg Fruit & Produce Co.                                       April 1974
Alabama Complete Foods, Inc.                                           July 1974
Swan Food Sales, Inc.                                                  October 1974
Tri-State General Food Supply Co., Inc.                                December 1974
Marietta Institutional Wholesalers, Inc.                               June 1975
Monticello Provision Company                                           August 1975
Oregon Film Service, Inc. and Affiliated Companies                     September 1975
Mid-Central Fish & Frozen Foods, Inc.                                  December 1975
Glen-Webb & Co.                                                        December 1978
Select-Union Foods, Inc.                                               April 1979
S.E. Lankford, Jr. Produce, Inc.                                       September 1981
General Management Corporation and Subsidiaries                        January 1982
Frosted Foods, Inc.                                                    January 1982
Pegler & Company                                                       October 1983
Bell Distributing Company                                              December 1983
DiPaolo Food Distributors, Inc.                                        June 1985
B. A. Railton Company                                                  September 1985
CML Company, Inc.                                                      September 1985
New York Tea Company                                                   September 1985
Operating divisions of PYA/Monarch, Inc. and
   PYA/Monarch  of Texas, Inc. (Wholly-owned
   subsidiaries of Sara Lee Corporation)
       Amarillo, Texas                                                 September 1985
       Austin, Texas                                                   September 1985
       Beaumont, Texas                                                 September 1985
Trammell, Temple & Staff, Inc.                                         January 1986
Deaktor Brothers Provision Co.                                         March 1986
Bangor Wholesale Foods, Inc.                                           June 1986
General Foodservice Supply, Inc.                                       December 1986
Vogel's                                                                June 1987
Major-Hosking's, Inc.                                                  July 1987
Foodservice distribution - related businesses of
   Staley Continental, Inc. (CFS Continental)                          August 1988
Olewine's, Inc.                                                        December 1988
Oklahoma City-based foodservice distribution
   businesses of Scrivner, Inc.                                        April 1990
New York and Pennsylvania-based foodservice
   distribution businesses of Scrivner, Inc.                           April 1991
Benjamin Polakoff & Son, Inc.                                          May 1992
Perloff Brothers, Inc. (Tartan Foods)                                  December 1992
St. Louis Division of Clark Foodservice, Inc.                          February 1993
Ritter Food Corporation                                                August 1993
Strano Foodservice                                                     July 1996

CORPORATE HEADQUARTERS' SERVICES AND CONTROLS

SYSCO's corporate staff, consisting of approximately 720 persons, provides a number of services to the Company's operating divisions and subsidiaries. These persons possess experience and expertise in, among other areas, accounting and finance, cash management, data processing, employee benefits, engineering and insurance. Also provided are legal, marketing and tax compliance services as well as warehousing and distribution services which provide assistance in space utilization, energy conservation, fleet management and work flow.

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

CAPITAL IMPROVEMENTS

To maximize productivity and customer service, the Company continues to construct and modernize its distribution facilities. During fiscal 1997, 1996 and 1995, approximately $211,000,000, $236,000,000, and $202,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The Company estimates its capital expenditures in fiscal 1998 should be in the range of $220,000,000 to $240,000,000. During the three years ended June 28, 1997, capital expenditures have been financed primarily by internally generated funds, the Company's commercial paper program and bank borrowings.

EMPLOYEES

As of June 28, 1997, the Company had approximately 32,000 employees, 21% of whom are represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally with monitoring and assistance by the corporate staff. Collective bargaining agreements covering approximately 10% of the Company's union employees expire during fiscal 1998. SYSCO considers its labor relations to be satisfactory.

COMPETITION

The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis. The Company believes that, although price and customer contact are important considerations, the principal competitive factor in the foodservice industry is the ability to deliver a wide range of quality products and related services on a timely and dependable basis. Although SYSCO has less than 10% of the foodservice industry market in the United States and Canada, SYSCO believes, based upon industry trade data, that its sales to the "food-prepared-away-from-home" industry are the largest of any foodservice distributor. While adequate industry statistics are not available, the Company believes that in most instances its local operations are among the leading distributors of food and related nonfood products to foodservice customers in their respective trading areas.

DEBT ISSUANCE

On April 22, 1997, in two separate offerings, SYSCO drew down the remaining $150,000,000 of the $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995. SYSCO issued 7.16% debentures totaling $50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. SYSCO also issued 7.25% senior notes totaling $100,000,000 due April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and not subject to any sinking fund requirement.

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

SYSCO is not engaged in material research activities relating to the development of new products or the improvement of existing products. In fiscal 1996 the Company completed an internally developed project that involved the redesign and development of the computer operating systems through which SYSCO's operating companies will process, control and report the results of all transactions. Installation will continue company-wide through the next several years and such installations are expected to provide the basis for business expansion over this period without having a material adverse effect on the business or operations of the Company. The costs of this project will be amortized over future earnings as completed portions of the project are put into use.

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

The Company operates 96 facilities within the United States and three in Canada.

ITEM 2.  PROPERTIES

The table below shows the number of distribution facilities and self-serve centers occupied by the Company in each state or province and the aggregate cubic footage devoted to cold and dry storage.

                                   Number of             Cold Storage               Dry Storage
                                  Facilities              (Thousands                (Thousands
 Location                         and Centers            Cubic Feet)                Cubic Feet)
 --------                         -----------            ------------               -----------

Alabama                                1                        65                     324
Alaska                                 1                       331                     965
Arizona                                1                     1,485                   3,410
Arkansas                               1                     1,200                   1,145
California                            10                     8,021                  16,155
Colorado                               5                     2,759                   5,476
Connecticut                            1                     2,489                   2,737
Florida                                4                     8,245                   9,355
Georgia                                2                     3,264                   7,017
Idaho                                  1                       998                   1,154
Illinois                               2                     2,824                   3,500
Indiana                                1                     1,404                   1,832
Iowa                                   1                       687                   1,215
Kansas                                 1                     1,975                   2,592
Kentucky                               1                     2,330                   2,648
Louisiana                              1                     2,575                   1,875
Maine                                  1                       429                   1,008
Maryland                               4                     6,308                   6,746
Massachusetts                          3                     4,130                   3,696
Michigan                               3                     4,976                   8,107
Minnesota                              1                     2,085                   2,370
Mississippi                            2                     2,155                   2,790
Missouri                               1                     1,128                   1,348
Montana                                1                     2,043                   1,830
Nebraska                               1                     2,092                   2,618
New Jersey                             2                     1,659                   4,145
New Mexico                             2                     1,856                   2,024
New York                               8                     5,504                   9,125
North Carolina                         1                     1,929                   2,421
Ohio                                   4                     6,152                  10,778
Oklahoma                               3                     1,145                   2,519
Oregon                                 2                     3,431                   3,455
Pennsylvania                           4                     4,359                   6,010
South Dakota                           1                         5                     100
Tennessee                              4                     6,305                   7,351
Texas                                  8                    11,179                  17,573
Utah                                   1                     1,810                   1,845
Virginia                               1                     1,186                   1,672
Washington                             2                     2,609                   2,812
Wisconsin                              2                     4,083                   3,782
British Columbia, Canada               2                     1,426                   1,855
Ontario, Canada                        1                     1,073                   1,030
                                     ---                  --------                --------

     Total                            99                   121,709                 170,410
                                     ===                  ========                ========

The Company owns approximately 256,000,000 cubic feet of its distribution facilities and self-serve centers (or 87.6% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 1998 to 2010, exclusive of renewal options. Certain of the facilities owned by the Company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $59,271,000 at June 28, 1997. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates to 2026.

Facilities in Nashville, Tennessee and Jacksonville, Florida (which in the aggregate account for approximately 4% of total sales) are operating near capacity and the Company is currently constructing expansions for these distribution facilities. The Company is planning to complete construction of full service distribution facilities near West Palm Beach, Florida and San Diego, California during fiscal 1998.

The Company's fleet of approximately 5,380 delivery vehicles consists of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The Company owns approximately 89% of these vehicles and leases the remainder.

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

                                                                         SERVED IN THIS
    NAME OF OFFICER                            CAPACITY                  POSITION SINCE            AGE
------------------------------------------------------------------------------------------------------------
John F. Baugh                      Senior Chairman of the Board of           1985                  81
                                   Directors  (1997)

John F. Woodhouse                  Chairman of the Board                     1985                  66
                                   of Directors  (1998)

Bill M. Lindig                     President and Chief                       1985, 1995            60
                                   Executive Officer and                     & 1983
                                   Director  (1999)

Charles H. Cotros                  Executive Vice President and              1988, 1995            60
                                   Chief Operating Officer and               & 1985
                                   Director  (1997)

O. Wayne Duncan                    Senior Vice President,                    1995                  59
                                   Operations

George L. Holm                     Senior Vice President,                    1996                  41
                                   Operations

Thomas E. Lankford                 Senior Vice President,                    1995                  49
                                   Operations

Gregory K. Marshall                Senior Vice President                     1993                  50

Richard J. Schnieders              Senior Vice President,                    1992 &                49
                                   Merchandising/Multi-Unit Sales            1997
                                   and Director (1997)

John K. Stubblefield, Jr.          Senior Vice President and                 1993 &                51
                                   Chief Financial Officer                   1994

Arthur J. Swenka                   Senior Vice President,                    1995                  60
                                   Operations and Director (1997)

James D. Wickus                    Senior Vice President,                    1995                  54
                                   Operations

Diane Day Sanders                  Vice President and Treasurer              1994                  48


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

                                  Common Stock Prices           Dividends
                                ----------------------          ---------
                                  High           Low               Paid
                                -------        -------          ---------
Fiscal 1996
    First Quarter               $31-3/8        $26-7/8             $.11
    Second Quarter               32-5/8         26-3/4              .11
    Third Quarter                34-7/8         29-1/2              .13
    Fourth Quarter               35-1/4         30-3/4              .13

Fiscal 1997
    First Quarter               $34-1/2        $27-1/8             $.13
    Second Quarter               35-1/2         31-5/8              .13
    Third Quarter                35-5/8         29-1/4              .15
    Fourth Quarter               38-1/4           33                .15


The approximate number of record owners of SYSCO's Common Stock as of June 28, 1997 was 17,890.

ITEM 6.

SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------------
                                                                                         Fiscal Year Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 1993
(In thousands except for share data)       1997               1996            1995             1994           (53 Weeks)
----------------------------------------------------------------------------------------------------------------------------
Sales                                  $  14,454,589     $ 13,395,130     $ 12,118,047    $  10,942,499       $  10,021,513
Earnings before income taxes                 495,955          453,943          417,618          367,582             331,977
Income taxes                                 193,422          177,038          165,794          150,830             130,170
                                       ------------------------------------------------------------------------------------
Net earnings                                 302,533          276,905          251,824          216,752             201,807
                                       ====================================================================================
Earnings per share                              1.71             1.52             1.38             1.18                1.08
                                       ====================================================================================
Cash dividends per share                         .56              .48              .40              .32                 .26
Total assets                               3,436,611        3,325,405        3,097,161        2,811,729           2,530,043
Capital expenditures                         210,868          235,891          201,577          161,485             127,879
Long-term debt                               685,620          581,734          541,556          538,711             494,062
Shareholders' equity                       1,400,472        1,474,678        1,403,603        1,240,909           1,137,216
                                       ------------------------------------------------------------------------------------
Total capitalization                       2,086,092        2,056,412        1,945,159        1,779,620           1,631,278
                                       ====================================================================================
Ratio of long-term debt
   to capitalization                           32.9%            28.3%            27.8%            30.3%               30.3%

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

SYSCO provides marketing and distribution services to foodservice customers and suppliers throughout the contiguous United States, Alaska and western and central Canada. The company intends to continue to expand its market share through profitable sales growth and constant emphasis on the development of its consolidated buying programs. The company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

   SYSCO's operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers' needs; cash dividends; and acquisitions fitting within the company's overall growth strategy. Cash generated from operations also is applied toward a portion of the cost of shares repurchased in the buyback program, while the remainder of the cost is financed with additional long-term debt. SYSCO's initial share repurchase program was used primarily to offset shares issued under various employee benefit and compensation plans. The company significantly accelerated the repurchase program beginning in February 1996. The share repurchase program reduces outstanding shares and increases earnings per share, while maintaining long-term debt to total capital within its intended target range of 30% to 40%. This ratio was 33% and 28% at June 28, 1997 and June 29, 1996, respectively.

   The February 1996 repurchase program authorized a 6,000,000 share buyback of SYSCO's common stock during calendar 1996. Additionally, in November 1996, the Board authorized an additional 6,000,000 share buyback to be completed in calendar 1997 and in July 1997 authorized an additional 6,000,000 share buyback to be completed in fiscal 1998. The number of shares acquired and their cost for the past three years was 9,016,400 shares for $305,301,000 in fiscal 1997, 7,314,100 shares for $232,070,000 in fiscal 1996 and 2,100,000 shares for
$53,166,000 in fiscal 1995.

   Net cash generated from operating activities was $498,108,000 in 1997, $350,434,000 in 1996 and $336,903,000 in 1995. Expenditures for facilities, fleet and other equipment were $210,868,000 in 1997, $235,891,000 in 1996 and $201,577,000 in 1995. Expenditures in fiscal 1998 should be in the range of $220,000,000 to $240,000,000.

   In April, 1997, in two separate offerings, SYSCO drew down the remaining $150,000,000 of the $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995. SYSCO issued 7.16% debentures totaling $50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. Also issued were 7.25% senior notes totaling $100,000,000 due April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and not subject to any sinking fund requirement. In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement.

   The net cash provided by operations less cash utilized for capital expenditures, the stock repurchase program, cash dividends and other uses resulted in long-term debt of $685,620,000 at June 28, 1997. About 94% of the long-term debt is at fixed rates averaging 7.28% and the remainder is at floating rates averaging 5.25%. Long-term debt to capitalization was 33% at June 28, 1997, up 5% from the 28% at June 29, 1996 and July 1, 1995. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

   SYSCO has a commercial paper program which is currently supported by a $300,000,000 bank credit facility. During fiscal 1997, 1996 and 1995, commercial paper and short-term bank borrowings ranged from approximately $23,376,000 to $263,782,000, from approximately $69,200,000 to $355,000,000, and from approximately $146,200,000 to $425,100,000, respectively.

   In summary, SYSCO believes that through continual monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

SALES

   The annual increases in sales of 8% in fiscal 1997 and 11% in fiscal 1996 resulted from several factors. Sales in fiscal 1997 and 1996 were affected by the relatively modest growth in the U.S. economy, as well as in the foodservice industry. After adjusting for food price increases, real sales growth was about 5% in 1997 and 8% in 1996. The cost of SYSCO's foodservice products is estimated to have averaged an increase of about 2.3% from the beginning to the end of fiscal 1997 compared to an increase of approximately 2.9% in fiscal 1996. Industry sources estimate the total foodservice market experienced real growth of approximately 2% in calendar 1996 and 1995.

   Sales for fiscal 1995 through 1997 were as follows:

-------------------------------------------------------------------------------------------------------------------------
    Year                                                                                      Sales            % Increase
-------------------------------------------------------------------------------------------------------------------------
   1997                                                                                $  14,454,589,000            8%
   1996                                                                                   13,395,130,000            11
   1995                                                                                   12,118,047,000            11


   A comparison of the sales mix in the principal product categories during the last three years is presented below:

---------------------------------------------------------------------------------------------------------------------------
                                                                                  1997              1996               1995
                                                                                  -----------------------------------------
   Medical supplies                                                                 1%                1%                1%
   Dairy products                                                                    9                 9                 8
   Fresh and frozen meats                                                           15                15                15
   Seafoods                                                                          5                 5                 6
   Poultry                                                                          10                10                 9
   Frozen fruits, vegetables, bakery and other                                      15                14                15
   Canned and dry products                                                          23                24                25
   Paper and disposables                                                             8                 8                 7
   Janitorial products                                                               2                 2                 2
   Equipment and smallwares                                                          3                 3                 3
   Fresh produce                                                                     6                 6                 6
   Beverage products                                                                 3                 3                 3
                                                                                   ---------------------------------------
                                                                                   100%              100%              100%
                                                                                   =======================================


   A comparison of sales by type of customer during the last three years is presented below:

---------------------------------------------------------------------------------------------------------------------------
                                                                                   1997             1996               1995
                                                                                  -----------------------------------------
   Restaurants                                                                      61%              61%               60%
   Hospitals and nursing homes                                                       11               11                12
   Schools and colleges                                                               7                7                 7
   Hotels and motels                                                                  6                6                 6
   All other                                                                         15               15                15
                                                                                    --------------------------------------
                                                                                    100%             100%              100%
                                                                                    ======================================

COST OF SALES

Cost of sales increased about 8% in 1997 and 11% in 1996. These increases were generally in line with the increases in sales. The rate of increase is influenced by SYSCO's overall customer and product mix as well as economies realized in product acquisition.

OPERATING EXPENSES

Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales were 14.4% for fiscal 1997 and 14.3% for fiscal 1996 and 1995. Changes in the percentage relationship of operating expenses to sales result from an interplay of several economic influences. Inflationary increases in operating costs generally have been offset through improved productivity.

INTEREST EXPENSE

Interest expense increased $5,483,000 or approximately 13% in fiscal 1997 as compared to an increase of $2,440,000 or approximately 6% in fiscal 1996. The increases in fiscal 1997 and 1996 were due primarily to increased borrowings. Interest capitalized during the past three years was $2,215,000 in 1997, $2,783,000 in 1996 and $2,833,000 in 1995.

OTHER INCOME, NET

Other income decreased $842,000 or about 84% in fiscal 1997 and decreased $1,219,000 or about 55% in fiscal 1996. Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes rose $42,012,000, or approximately 9%, above fiscal 1996 which had increased $36,325,000, or approximately 9%, over the prior year. Additional sales and realization of operating efficiencies contributed to the increases.

PROVISION FOR INCOME TAXES

The effective tax rate for 1997 and 1996 was approximately 39%, compared to 40% in 1995.

NET EARNINGS

Fiscal 1997 represents the twenty-first consecutive year of increased earnings for SYSCO. Net earnings for the year rose $25,628,000 or approximately 9% above fiscal 1996, which had increased $25,081,000 or approximately 10% over the prior year.

DIVIDENDS

The quarterly dividend rate of fifteen cents per share was established in November 1996 when it was increased from the thirteen cents per share set in November 1995.

RETURN ON SHAREHOLDERS' EQUITY

The return on average shareholders' equity for 1997 was approximately 21% compared to 19% in 1996 and 1995. Since inception SYSCO has averaged in excess of a 16% return on shareholders' equity.

FORWARD LOOKING STATEMENTS

Statements made herein regarding management's estimates, including those with respect to allocation of capital, potential "fold-outs" and acquisitions, consistency and predictability of earnings growth, improvement in pretax margins, and continuation of the share repurchase program are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They are based on current expectations and actual results may differ materially. Capital expenditures for "fold-outs" and acquisitions could vary depending upon construction schedules and the timing of other purchases, such as fleet and equipment. Acquisitions may depend upon the availability and suitability of potential candidates and management's allocation of capital. Consistency and predictability of earnings growth and pretax margin improvement could be affected by industry growth and share repurchases could be affected by market prices of the company's stock as well as management's decision to utilize its capital for other purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 28, 1997

Financial Statements:

                                                                                                     Page

         Report of Management on Internal Accounting Controls.......................................  15

         Report of Independent Public Accountants...................................................  17

         Consolidated Financial Statements:

               Consolidated Balance Sheets..........................................................  18
               Consolidated Results of Operations...................................................  19
               Consolidated Shareholders' Equity....................................................  20
               Consolidated Cash Flows..............................................................  21
               Summary of Accounting Policies.......................................................  22
               Additional Financial Information.....................................................  23

Schedule:

II       Valuation and Qualifying Accounts..........................................................  S-1


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

The Company believes that its system of internal controls is effective and adequate to accomplish the objectives discussed above.



/s/       BILL M. LINDIG                  /s/   JOHN K. STUBBLEFIELD, JR.
--------------------------------------    -----------------------------------
         Bill M. Lindig                         John K. Stubblefield, Jr.
President and Chief Executive Officer           Senior Vice President and
                                                 Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware corporation) and subsidiaries as of June 28, 1997 and June 29, 1996, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended June 28, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysco Corporation and subsidiaries as of June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP

Arthur Andersen LLP
Houston, Texas
July 30, 1997

CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------------------
(In thousands except for share data)                                                         JUNE 28, 1997    June 29, 1996
---------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash                                                                                       $    117,696      $   107,759
   Accounts and notes receivable, less allowances of $17,240 and $16,380                         1,065,002        1,039,759
   Inventories                                                                                     733,782          723,937
   Deferred taxes                                                                                   26,508           32,429
   Prepaid expenses                                                                                 21,429           18,443
                                                                                              -----------------------------
      Total current assets                                                                       1,964,417        1,922,327

Plant and equipment at cost, less depreciation                                                   1,058,432          990,642

Other assets
   Goodwill and intangibles, less amortization                                                     247,423          250,473
   Other                                                                                           166,339          161,963
                                                                                              -----------------------------
      Total other assets                                                                           413,762          412,436
                                                                                              -----------------------------
Total assets                                                                                  $  3,436,611      $ 3,325,405
                                                                                              =============================

Liabilities and shareholders' equity
Current liabilities
   Notes payable                                                                              $     14,267      $     9,390
   Accounts payable                                                                                827,593          779,124
   Accrued expenses                                                                                240,928          212,746
   Income taxes                                                                                     17,741           23,330
   Current maturities of long-term debt                                                             13,285           12,934
                                                                                              -----------------------------
      Total current liabilities                                                                  1,113,814        1,037,524

Long-term debt                                                                                     685,620          581,734
Deferred taxes                                                                                     236,705          231,469

Contingencies

Shareholders' equity
   Preferred stock, par value $1 per share
      Authorized 1,500,000 shares, issued none                                                       --              --
   Common stock, par value $1 per share
      Authorized 500,000,000 shares, issued 191,293,725 shares                                     191,294          191,294
   Paid-in capital                                                                                  32,258           35,179
   Retained earnings                                                                             1,771,548        1,568,589
                                                                                              -----------------------------
                                                                                                 1,995,100        1,795,062

   Less cost of treasury stock, 18,855,458 and 10,880,919 shares                                   594,628          320,384
                                                                                              -----------------------------
   Total shareholders' equity                                                                    1,400,472        1,474,678
                                                                                              -----------------------------
Total liabilities and shareholders' equity                                                    $  3,436,611      $ 3,325,405
                                                                                              =============================

See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended
---------------------------------------------------------------------------------------------------------------------------
(In thousands except for share data)                                    JUNE 28, 1997     June 29, 1996        July 1, 1995
---------------------------------------------------------------------------------------------------------------------------

Sales                                                                     $14,454,589       $13,395,130         $12,118,047
Costs and expenses
   Cost of sales                                                           11,835,959        10,983,796           9,927,448
   Operating expenses                                                       2,076,335         1,917,376           1,736,625
   Interest expense                                                            46,502            41,019              38,579
   Other income, net                                                             (162)           (1,004)             (2,223)
                                                                          -------------------------------------------------
      Total costs and expenses                                             13,958,634        12,941,187          11,700,429
                                                                          -------------------------------------------------
Earnings before income taxes                                                  495,955           453,943             417,618
Income taxes                                                                  193,422           177,038             165,794
                                                                          -------------------------------------------------
Net earnings                                                              $   302,533       $   276,905       $     251,824
                                                                          =================================================
Earnings per share                                                        $      1.71       $      1.52       $        1.38
                                                                          =================================================

See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock                                          Treasury Stock
                                             ------------------------    Paid-in        Retained     ------------------------
(In thousands except for share data)           Shares          Amount     Capital       Earnings     Shares          Amount
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 2, 1994                      191,293,725     $191,294     $60,003      $1,200,735    8,224,505      $211,123
Net earnings
   for year ended July 1, 1995                                                           251,824
Cash dividends paid,
   $.40 per share                                                                        (73,154)
Treasury stock purchases                                                                             2,100,000        53,166
Stock issued upon conversion of
   Liquid Yield Option Notes                                               (1,812)                    (592,700)      (15,170)
Stock options exercised                                                    (6,297)                    (437,654)      (11,196)
Employees' Stock Purchase Plan                                             (2,635)                    (623,071)      (15,944)
Management Incentive Plan                                                    (585)                    (241,877)       (6,209)

                                             ------------------------------------------------------------------------------
BALANCE AT JULY 1, 1995                      191,293,725     $191,294     $48,674     $1,379,405     8,429,203      $215,770

Net earnings
   for year ended June 29, 1996                                                          276,905
Cash dividends paid,
   $.48 per share                                                                        (87,721)
Treasury stock purchases                                                                             7,314,100       232,070
Stock issued upon conversion of
   Liquid Yield Option Notes                                              (11,190)                  (3,816,525)      (99,776)
Stock options exercised                                                    (2,642)                    (271,406)       (7,123)
Employees' Stock Purchase Plan                                               (610)                    (531,569)      (14,339)
Management Incentive Plan                                                     947                     (242,884)       (6,218)

                                             ------------------------------------------------------------------------------
BALANCE AT JUNE 29, 1996                     191,293,725     $191,294     $35,179     $1,568,589    10,880,919      $320,384
Net earnings
   for year ended June 28, 1997                                                          302,533
Cash dividends paid,
   $.56 per share                                                                        (99,574)
Treasury stock purchases                                                                             9,016,400      305,301
Stock options exercised                                                    (3,069)                    (334,139)      (9,838)
Employees' Stock Purchase Plan                                               (789)                    (512,603)     (15,474)
Management Incentive Plan                                                     937                     (195,119)      (5,745)
                                             ------------------------------------------------------------------------------

BALANCE AT JUNE 28, 1997                     191,293,725     $191,294     $32,258     $1,771,548    18,855,458     $594,628
                                             ==============================================================================

See Summary of Accounting Policies and Additional Financial Information.

CONSOLIDATED CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                             JUNE 28, 1997     June 29, 1996     July 1, 1995
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                                $ 302,533         $ 276,905        $ 251,824
   Add non-cash items:
      Depreciation and amortization                                              160,292           144,709          130,796
      Interest on Liquid Yield Option Notes                                        --                2,274            6,013
      Deferred tax provision                                                      11,081            16,079           35,504
      Provision for losses on receivables                                         21,588            16,427           15,988
   Additional investment in certain assets and liabilities, net of effect of businesses acquired and sold:
         (Increase) in receivables                                               (40,247)         (123,653)         (92,073)
         (Increase) in inventories                                                (6,883)          (56,076)         (65,867)
         (Increase) decrease in prepaid expenses                                  (2,534)              242           (2,305)
         Increase in accounts payable                                             43,145            70,744           76,007
         Increase in accrued expenses                                             27,512             6,615           30,088
         (Decrease) increase in income taxes                                      (5,589)           12,955          (18,793)
         (Increase) in other assets                                              (12,790)          (16,787)         (30,279)
                                                                               --------------------------------------------
   Net cash provided by operating activities                                     498,108           350,434          336,903
                                                                               --------------------------------------------
Cash flows from investing activities:
   Additions to plant and equipment                                             (210,868)         (235,891)        (201,577)
   Proceeds from sales of plant and equipment                                      2,842            11,024            5,088
   Acquisition of business, net of cash acquired                                  (5,330)          --               --
                                                                               --------------------------------------------
   Net cash used for investing activities                                       (213,356)         (224,867)        (196,489)
                                                                               --------------------------------------------
Cash flows from financing activities:
   Bank and commercial paper borrowings                                           92,039           146,775           15,747
   Other debt borrowings (repayments)                                              9,885            (4,053)          (6,522)
   Common stock reissued from treasury                                            28,136            25,375           23,832
   Treasury stock purchases                                                     (305,301)         (232,070)         (53,166)
   Dividends paid                                                                (99,574)          (87,721)         (73,154)
                                                                               --------------------------------------------
   Net cash used for financing activities                                       (274,815)         (151,694)         (93,263)
                                                                               --------------------------------------------
Net increase (decrease) in cash                                                    9,937           (26,127)          47,151

Cash at beginning of year                                                        107,759           133,886           86,735
                                                                               --------------------------------------------
Cash at end of year                                                            $ 117,696         $ 107,759        $ 133,886
                                                                               ============================================

Supplemental disclosures of cash flow information: Cash paid during the year for:
      Interest                                                                 $  44,575         $  38,527        $  38,487
      Income taxes                                                               186,153           141,302          145,596

See Summary of Accounting Policies and Additional Financial Information.

SUMMARY OF ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

SYSCO Corporation (SYSCO) is engaged in the marketing and distribution of a wide range of approximately 200,000 food and related products to the foodservice or "food-prepared-away-from-home" industry. These services are performed from 69 distribution facilities for approximately 270,000 customers located in the 37 states where facilities are situated, 11 adjacent states and Alaska. The company also has one facility in Vancouver, British Columbia and one in Peterborough, Ontario, which service customers in those areas.

   The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the 1997 presentation.

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

   Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized during the past three years was $2,215,000 in 1997, $2,783,000 in 1996 and $2,833,000 in 1995.

GOODWILL AND INTANGIBLES

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired and are amortized over 40 years using the straight-line method. Accumulated amortization at June 28, 1997, June 29, 1996 and July 1, 1995 was $66,521,000, $58,668,000 and $50,935,000, respectively.

COMPUTER SYSTEMS DEVELOPMENT PROJECT

SYSCO has capitalized direct costs incurred in connection with an internal computer systems development project. The capitalization of these costs began once it was reasonably certain that the new system would be completed and would fulfill its intended use. No costs were capitalized in fiscal 1997, while $2,994,000 and $17,593,000 were capitalized during fiscal 1996 and 1995, respectively. Amounts capitalized are being amortized as completed portions of the project are put into use. Accumulated amortization at June 28, 1997, June 29, 1996 and July 1, 1995 was $1,624,000, $753,000 and $232,000, respectively.

INSURANCE PROGRAM

SYSCO maintains a self-insurance program covering portions of workers' compensation and general and automobile liability costs. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported.

INCOME TAXES

SYSCO follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

CASH FLOW INFORMATION

For cash flow purposes, cash includes cash equivalents such as time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

NEW ACCOUNTING STANDARDS

In fiscal 1997, SYSCO adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this standard did not have an effect on SYSCO's net earnings or financial condition in fiscal 1997.

   In fiscal 1997, SYSCO adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SYSCO will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Pro forma disclosures of the effect on net earnings and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense are provided.

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. SYSCO will adopt SFAS No. 128 in the second quarter of fiscal 1998. Restatement of all prior periods is required. SYSCO does not expect that the adoption will have a material effect on the earnings per share calculation. SYSCO is also required to adopt SFAS No. 130, "Reporting Comprehensive Income" during its fiscal year ending June 27, 1998. Adoption of SFAS No. 130 will not have a significant effect on SYSCO's consolidated financial statements.

ADDITIONAL FINANCIAL INFORMATION

INCOME TAXES
The income tax provisions consist of the following:

--------------------------------------------------------------------------------------------------------------------------
                                                                              1997              1996              1995
                                                                          ------------------------------------------------
Federal income taxes                                                      $176,754,000      $161,142,000      $144,574,000
State and local income taxes                                                16,668,000        15,896,000        21,220,000
                                                                          ------------------------------------------------
Total                                                                     $193,422,000      $177,038,000      $165,794,000
                                                                          ================================================


   Included in the income taxes charged to earnings are net deferred tax provisions of $11,081,000 in 1997, $16,079,000 in 1996 and $35,504,000 in 1995.
The provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Significant components of the company's deferred tax assets and liabilities are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                           JUNE 28, 1997     June 29, 1996
                                                                                           -------------------------------
Deferred tax liabilities:
   Excess tax depreciation and basis differences of assets                                  $192,068,000      $191,058,000
   Computer systems development project                                                       22,855,000        23,411,000
   Other                                                                                      21,782,000        17,000,000
                                                                                            ------------------------------
      Total deferred tax liabilities                                                         236,705,000       231,469,000
                                                                                            ------------------------------
Deferred tax assets:
   Accrued pension expenses                                                                   10,221,000        11,109,000
   Accrued medical and casualty insurance expenses                                             5,254,000         7,602,000
   Other                                                                                      11,033,000        13,718,000
                                                                                            ------------------------------
      Total deferred tax assets                                                               26,508,000        32,429,000
                                                                                            ------------------------------
Net deferred tax liabilities                                                                $210,197,000      $199,040,000
                                                                                            ==============================

   The company has enjoyed taxable earnings during each year of its twenty-eight year existence and knows of no reason such profitability should not continue. Consequently, the company believes that it is more likely than not that the entire benefit of existing temporary differences will be realized and therefore no valuation allowance has been established for deferred tax assets.

   Reconciliations of the statutory Federal income tax rate to the effective income tax rates are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                  1997            1996            1995
                                                                                 -----------------------------------------
Statutory Federal income tax rate                                                 35%               35%             35%
State and local income taxes, net of Federal income tax benefit                    4                 4               5
                                                                                  ----------------------------------------
                                                                                  39%               39%             40%
                                                                                  ========================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

The allowance for doubtful accounts receivable was $17,240,000 as of June 28, 1997, $16,380,000 as of June 29, 1996 and $16,001,000 as of July 1, 1995.
Customer accounts written off, net of recoveries, were $21,183,000 or 0.15% of sales, $16,048,000 or 0.12% of sales and $15,986,000 or 0.13% of sales for fiscal years 1997, 1996 and 1995, respectively.

SHAREHOLDERS' EQUITY

Earnings per share have been computed by dividing net earnings by 177,235,085 in 1997, 182,598,897 in 1996 and 182,779,806 in 1995, which represents the weighted average number of shares of common stock outstanding during those respective years.

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

   The Rights expire on May 21, 2006, and may be redeemed before expiration by the company at a price of $0.01 per Right until a party acquires 10% of the company's common stock or thereafter under certain circumstances. As a result of the Rights distribution, 450,000 of the 1,500,000 authorized preferred shares have been reserved for issuance as Series A Junior Participating Preferred Stock.

PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                                Estimated
                                                                          June 28, 1997       June 29, 1996   Useful Lives
                                                                          ------------------------------------------------
Plant and equipment, at cost
   Land                                                                  $   97,384,000     $    82,247,000
   Buildings and improvements                                               828,591,000         754,733,000    10-40 years
   Equipment                                                              1,006,211,000         917,164,000     3-20 years
                                                                         ----------------------------------
                                                                          1,932,186,000       1,754,144,000
Accumulated depreciation                                                   (873,754,000)       (763,502,000)
                                                                         ----------------------------------
Net plant and equipment                                                  $1,058,432,000     $   990,642,000
                                                                         ==================================

DEBT

At June 28, 1997 and June 29, 1996 SYSCO had $14,267,000 and $9,390,000,
respectively, of short-term bank borrowings. The level of such borrowings fluctuates during the year based on working capital requirements.

   SYSCO's long-term debt is comprised of the following:

---------------------------------------------------------------------------------------------------------------------------
                                                                                           June 28, 1997     June 29, 1996
                                                                                          --------------------------------
Commercial paper, interest averaging 5.6% in 1997
   and 5.4% in 1996                                                                       $   18,997,000    $   75,878,000
Senior notes, interest at 9.95%, maturing in 1999                                             91,500,000        91,500,000
Senior notes, interest at 6.5%, maturing in 2005                                             149,283,000       149,193,000
Senior notes, interest at 7.0%, maturing in 2006                                             200,000,000       200,000,000
Senior notes, interest at 7.25%, maturing in 2007                                             99,618,000           --
Debentures, interest at 7.16%, maturing in 2027                                               50,000,000           --
Industrial Revenue Bonds, mortgages and other debt,
   interest averaging 6.1% in
   1997 and 6.8% in 1996,
   maturing at various dates to 2026                                                          89,507,000        78,097,000
                                                                                          --------------------------------
Total long-term debt                                                                         698,905,000       594,668,000
Less current maturities                                                                      (13,285,000)      (12,934,000)
                                                                                          --------------------------------
Net long-term debt                                                                        $  685,620,000    $  581,734,000
                                                                                          ================================

The principal payments required to be made on long-term debt during the next five years are shown below:

                     --------------------------------------------------------------------------------
                      Year                                                                  Amount
                     --------------------------------------------------------------------------------
                      1998                                                             $   13,285,000
                      1999                                                                108,684,000
                      2000                                                                 10,230,000
                      2001                                                                 12,888,000
                      2002                                                                  5,789,000

   SYSCO has a $300,000,000 revolving loan agreement maturing in fiscal 2003 which currently supports the company's commercial paper program. The commercial paper borrowings at June 28, 1997 were $18,997,000.

   In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due
June 15, 2005, under a $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006, under this shelf registration. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. On April 22, 1997, in two separate offerings, SYSCO drew down the remaining $150,000,000 of the $500,000,000 shelf registration. SYSCO issued 7.16% debentures totaling

$50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. At that time SYSCO also issued 7.25% senior notes totaling $100,000,000 due April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and not subject to any sinking fund requirement.

   The Industrial Revenue Bonds have varying structures. Final maturities range from one to twenty-nine years and certain of the bonds provide SYSCO the right to redeem (a call) at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity. Certain bonds have provisions whereby the holder may require SYSCO to purchase or redeem the bonds (a put) under certain circumstances. If certain of these bonds are purchased from bondholders, they can be remarketed at the then prevailing interest rates.

   Long-term debt at June 28, 1997 was $685,620,000, of which 94% is at fixed rates averaging 7.28% with an average life of nine years, while the remainder is financed at floating rates averaging 5.25%. Certain loan agreements contain typical covenants to protect noteholders including provisions to maintain tangible net worth and funded indebtedness at specified levels.

   The fair value of SYSCO's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of long-term debt approximates $701,810,000 at June 28, 1997.

   As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of June 28, 1997 and June 29, 1996, letters of credit outstanding were $14,407,000 and $33,164,000, respectively. As of June 28, 1997 SYSCO has not entered into any significant derivative or other off-balance-sheet financing arrangements.

LEASES

   Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $33,343,000, $31,728,000 and $32,105,000 in fiscal 1997, 1996 and 1995, respectively.
Contingent rentals, subleases, assets and obligations under capital leases are not significant.

   Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

                     --------------------------------------------------------------------------------
                     Year                                                                   Amount
                     --------------------------------------------------------------------------------
                     1998                                                               $  14,328,000
                     1999                                                                  11,545,000
                     2000                                                                   7,659,000
                     2001                                                                   5,979,000
                     2002                                                                   4,549,000
                     Later years                                                            9,989,000

STOCK COMPENSATION PLANS

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

   The following summary presents information with regard to incentive options under this plan:

---------------------------------------------------------------------------------------------------------------------------
                                                             Options Exercisable                Options Outstanding
                                                     ----------------------------------------------------------------------
                                                         Maximum           Weighted          Shares            Weighted
                                                          Shares         Average Price       Under           Average Price
                                                        Exercisable        Per Share         Option            Per Share
                                                     ----------------------------------------------------------------------
Balance at July 2, 1994                                  1,600,594            $16.49        1,804,747           $17.14
   Granted                                                                                     --                 --
   Cancelled                                                                                 (153,024)           15.30
   Exercised                                                                                 (558,506)           14.40
                                                                                            ---------
Balance at July 1, 1995                                  1,093,217             18.80        1,093,217            18.80
   Granted                                                                                     --                 --
   Cancelled                                                                                 (140,393)           16.46
   Exercised                                                                                 (271,570)           17.83
                                                                                            ---------
Balance at June 29, 1996                                   681,254             19.67          681,254            19.67
   Granted                                                                                     --                 --
   Cancelled                                                                                  (74,771)           22.15
   Exercised                                                                                 (195,224)           19.33
                                                                                            ---------
BALANCE AT JUNE 28, 1997                                   411,259            $19.39          411,259           $19.39
                                                                                            =========

   The options outstanding at June 28, 1997 under this plan have exercise prices ranging from $14.81 to $22.25 and have a weighted average remaining contractual life of 3.6 years.

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

   The following summary presents information with regard to options issued under the 1991 plan:

---------------------------------------------------------------------------------------------------------------------------
                                                             Options Exercisable                Options Outstanding
                                                     ----------------------------------------------------------------------
                                                         Maximum           Weighted          Shares            Weighted
                                                          Shares         Average Price       Under           Average Price
                                                        Exercisable        Per Share         Option            Per Share
                                                     ----------------------------------------------------------------------
Balance at July 2, 1994                                   163,305             $25.25        1,114,415           $27.28
   Granted                                                                                  1,004,100            25.50
   Cancelled                                                                                  (83,168)           26.83
   Exercised                                                                                   (4,901)           25.25
                                                                                            ---------
Balance at July 1, 1995                                   504,915              26.66        2,030,446            26.42
   Granted                                                                                  1,104,450            28.75
   Cancelled                                                                                  (77,247)           27.18
   Exercised                                                                                  (62,834)           25.88
                                                                                            ---------
Balance at June 29, 1996                                1,095,345              26.55        2,994,815            27.27
   Granted                                                                                  1,223,900            31.75
   Cancelled                                                                                 (118,017)           28.33
   Exercised                                                                                 (218,068)           26.65
                                                                                            ---------
BALANCE AT JUNE 28, 1997                                1,723,314             $27.05        3,882,630           $28.69
                                                                                            =========

   The options outstanding at June 28, 1997 under this plan have exercise prices ranging from $25.13 to $31.88 and have a weighted average remaining contractual life of 7 years.

Non-Employee Directors Stock Option Plan

The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permits the issuance of up to 200,000 shares of common stock to directors who are not employees of SYSCO. Under this plan options to purchase 2,000 shares of common stock at the fair market value on the date of the grant are granted to each non-employee director annually, provided certain earnings goals are met. As of June 28, 1997, options for 56,000 shares had been granted to ten non-employee directors under this plan, none of which are currently exercisable.

Employees' Stock Purchase Plan

SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) who have been employed for at least one year to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During 1997, 511,067 shares of SYSCO common stock were purchased by the participants as compared to 522,965 purchased in 1996 and 584,526 purchased in 1995. The total number of shares which may be sold pursuant to the plan may not exceed 17,000,000 shares, of which 5,072,521 remained available at June 28, 1997.

Accounting Issues Relating to all Plans

SYSCO accounts for these plans under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value-based method of SFAS No. 123, SYSCO's pro forma net earnings and earnings per share would have been $298,895,000 and $1.69 in fiscal 1997 and $274,291,000 and
$1.50 in fiscal 1996. The disclosure requirements of SFAS No. 123 are applicable to options granted after fiscal 1995. The pro forma effects for fiscal 1997 and 1996 are not necessarily indicative of the pro forma effects in future years.

   The weighted average fair value of options granted was $11.19 and $9.98 during fiscal 1997 and 1996, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997 and 1996, respectively: dividend yield of 0.88% and 0.86%; expected volatility of 0.24% and 0.26%; risk-free interest rates of 7% and 6.3%; and expected lives of 8 years.

   The weighted average fair value of employee stock purchase rights issued was $5.05 and $4.55 during fiscal 1997 and 1996, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

EMPLOYEE BENEFIT PLANS

SYSCO and each of its subsidiaries have defined benefit and defined contribution retirement plans for their employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements.

   The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation. The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contribution to this plan was $4,975,000 in 1997, $4,629,000 in 1996 and $4,254,000 in 1995.

   The funded status of the defined benefit plans is as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 28, 1997      June 29, 1996
                                                                                           --------------------------------
Assets available for benefits                                                              $ 247,783,000   $   191,220,000
Projected benefit obligation
   Vested                                                                                   (182,005,000)     (153,071,000)
   Nonvested                                                                                 (12,696,000)      (10,755,000)
                                                                                           -------------------------------
   Total accumulated benefit obligation                                                     (194,701,000)     (163,826,000)
   Effect of projected future compensation increases                                         (30,203,000)      (24,679,000)
                                                                                           -------------------------------
Total actuarial projected benefit obligation                                                (224,904,000)     (188,505,000)
                                                                                           -------------------------------
Assets more than projected obligation                                                      $  22,879,000   $     2,715,000
                                                                                           ===============================

Consisting of:
Amounts to be offset against (charged to) future pension costs
   Remaining assets in excess of obligation existing at
      adoption of SFAS 87 in 1986                                                          $   6,777,000   $     7,956,000
   Unrecognized actuarial gain (loss) due to differences in
      assumptions and actual experience                                                        8,974,000        (1,424,000)
   Unrecognized prior service cost                                                             7,199,000         8,136,000
Accrued pension costs                                                                            (71,000)      (11,953,000)
                                                                                           -------------------------------
                                                                                           $  22,879,000   $     2,715,000
                                                                                           ===============================

   The projected unit credit method was used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The discount rate used was 8% in 1997, 7.75% in 1996 and 8% in 1995 and the rate of increase in future compensation levels used was 5.5% in each year. The expected long-term rate of return on assets used was 9% in each year. The plans invest primarily in marketable securities and time deposits.

   Net pension costs were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                             1997               1996              1995
                                                                          ------------------------------------------------
Defined benefit plans
   Benefits earned during the year                                        $ 20,599,000      $ 19,885,000    $   17,622,000
   Interest accrued on benefits earned in prior years                       16,412,000        13,812,000        11,476,000
   Actual return on plan assets                                            (34,477,000)      (31,865,000)      (19,078,000)
   Net amortization and deferral                                            14,744,000        16,999,000         7,125,000
                                                                          ------------------------------------------------
Net pension costs from defined benefit plans                                17,278,000        18,831,000        17,145,000
Defined contribution plans                                                   4,975,000         4,629,000         4,274,000
Multi-employer pension plans                                                18,427,000        16,560,000        13,550,000
                                                                          ------------------------------------------------
Net pension costs                                                         $ 40,680,000      $ 40,020,000    $   34,969,000
                                                                          ================================================

   SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards under this plan were $17,633,000 in 1997, $15,208,000 in 1996 and $16,545,000 in 1995 and were paid in both cash and stock. In addition to receiving benefits upon retirement under the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan. This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under this plan, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $46,692,000 at June 28, 1997 and $43,354,000 at June 29, 1996. SYSCO is the sole owner and beneficiary of such policies. The periodic pension costs of this plan were $4,681,000 in 1997 and $3,830,000 in 1996. The actuarially determined accumulated benefit obligation for this plan included in accrued expenses was $28,923,000 at June 28, 1997 and $23,556,000 at June 29, 1996. After taking into consideration the effect of future compensation increases, the projected benefit obligation of this plan was $38,057,000 at June 28, 1997 and $33,472,000 at June 29, 1996.

   In addition to providing pension benefits, SYSCO provides certain health care benefits to eligible retirees and their dependents in the United States.

   Net periodic postretirement benefit costs were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                 1997              1996
                                                                                              ----------------------------
Service cost - benefits earned during the period                                              $  140,000        $  312,000
Interest cost                                                                                    177,000           366,000
Amortization of transition obligation                                                            153,000           153,000
Amortization of unrecognized (gain)                                                             (193,000)            --
Amortization of prior service cost                                                                83,000            83,000
                                                                                              ----------------------------
Net periodic postretirement benefit cost                                                      $  360,000        $  914,000
                                                                                              ============================

   The components of the postretirement benefit obligation, included in accrued expenses at June 28, 1997 and June 29, 1996 were:

--------------------------------------------------------------------------------------------------------------------------
                                                                                           June 28, 1997     June 29, 1996
                                                                                           -------------------------------
Retirees                                                                                    $    199,000      $    233,000
Fully eligible active participants                                                               773,000         1,773,000
Other active employees                                                                         1,227,000         2,500,000
                                                                                            ------------------------------
Accumulated postretirement benefit obligation                                                  2,199,000         4,506,000
Unrecognized net gain and effects of changes in assumptions                                    3,250,000           969,000
Unrecognized prior service cost                                                                 (732,000)         (929,000)
Unrecognized transition obligation                                                            (2,454,000)       (2,607,000)
                                                                                            ------------------------------
Accrued postretirement benefit liability                                                    $  2,263,000      $  1,939,000
                                                                                            ==============================

   The discount rate used to determine the accumulated postretirement benefit obligation was 8% in 1997 and 7.75% in 1996. A health care cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

CONTINGENCIES

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended June 28, 1997 and June 29, 1996:

---------------------------------------------------------------------------------------------------------------------------
1997                                                              Quarter Ended
                                        ---------------------------------------------------------------
(In thousands except for share data)    September 28      December 28         March 29          June 28         Fiscal Year
---------------------------------------------------------------------------------------------------------------------------
Sales                                   $  3,679,223      $ 3,610,348      $ 3,470,334      $ 3,694,684       $  14,454,589
Cost of sales                              3,028,478        2,954,481        2,844,881        3,008,119          11,835,959
Operating expenses                           519,729          518,694          512,563          525,349           2,076,335
Interest expense                              10,917           11,888           11,580           12,117              46,502
Other income, net                               (241)             (18)             307             (210)               (162)
                                        -----------------------------------------------------------------------------------
Earnings before income taxes                 120,340          125,303          101,003          149,309             495,955
Income taxes                                  46,933           48,868           39,391           58,230             193,422
                                        -----------------------------------------------------------------------------------
Net earnings                            $     73,407      $    76,435      $    61,612      $    91,079       $     302,533
                                        ===================================================================================
Per share:
   Earnings                             $        .41      $       .43      $       .35      $       .52       $        1.71
   Cash dividends                                .13              .13              .15              .15                 .56
   Market price                                35-27            36-32            36-29            38-33               38-27


---------------------------------------------------------------------------------------------------------------------------
1996                                                              Quarter Ended
                                        ---------------------------------------------------------------
(In thousands except for share data)    September 30      December 30         March 30         June 29          Fiscal Year
---------------------------------------------------------------------------------------------------------------------------
Sales                                   $  3,291,910      $ 3,301,585      $ 3,257,110      $ 3,544,525       $  13,395,130
Cost of sales                              2,704,658        2,705,801        2,675,844        2,897,493          10,983,796
Operating expenses                           469,847          469,894          479,109          498,526           1,917,376
Interest expense                               9,372           10,332           10,271           11,044              41,019
Other income, net                               (444)            (350)            (411)             201              (1,004)
                                        -----------------------------------------------------------------------------------
Earnings before income taxes                 108,477          115,908           92,297          137,261             453,943
Income taxes                                  42,306           45,204           35,996           53,532             177,038
                                        -----------------------------------------------------------------------------------
Net earnings                            $     66,171      $    70,704      $    56,301      $    83,729       $     276,905
                                        ===================================================================================
Per share:
   Earnings                             $        .36      $       .39      $       .31      $       .46       $        1.52
   Cash dividends                                .11              .11              .13              .13                 .48
   Market price                                31-27            33-27            35-30            35-31               35-27

---------------------------------------------------------------------------------------------------------------------------
Percentage increases--1997 vs. 1996:
Sales                                             12%               9%               7%               4%                  8%
Earnings before income taxes                      11                8                9                9                   9
Net earnings                                      11                8                9                9                   9
Earnings per share                                14               10               13               13                  13

                                    PART III

Except as otherwise indicated, the information required by Items 10, 11, 12 and 13 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the 1997 fiscal year, and said proxy statement is hereby incorporated by reference thereto.

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

         3.       Exhibits.

                  3(a)     RESTATED CERTIFICATE OF INCORPORATION.

                  3(b) Bylaws, as amended, incorporated by reference to Form 10-K for the year ended July 2, 1994.

                  3(c) Amended Certificate of Designation, incorporated by reference to Form 10-K for the year ended June 29, 1996.

                  4(a) SEVENTH AMENDMENT AND RESTATEMENT OF COMPETITIVE ADVANCE AND REVOLVING CREDIT FACILITY AGREEMENT DATED AS OF JUNE 27, 1997.

                  4(b)     SYSCO CORPORATION NOTE AGREEMENT DATED AS OF JUNE 1,
                           1989.

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

                  4(e) First Supplemental Indenture, dated as of June 27, 1995, between Sysco Corporation and First Union Bank of North Carolina, Trustee as amended, incorporated by reference to Form 10-K for the year ended June 29, 1996.

                  4(f) Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union Bank of North Carolina, Trustee as amended, incorporated by reference to Form 10-K for the year ended June 29, 1996.

                   4(g) THIRD SUPPLEMENTED INDENTURE, DATED AS OF APRIL 25, 1997, BETWEEN SYSCO CORPORATION AND FIRST UNION NATIONAL BANK OF NORTH CAROLINA, TRUSTEE.

                   4(h) FOURTH SUPPLEMENTAL INDENTURE, DATED AS OF APRIL 25, 1997, BETWEEN SYSCO CORPORATION AND FIRST UNION NATIONAL BANK OF NORTH CAROLINA, TRUSTEE.

                  10(a) Amended and Restated Sysco Corporation Executive Deferred Compensation Plan incorporated by reference to Form 10-K for the year ended July 1, 1995. *

                  10(b) FIFTH AMENDED AND RESTATED SYSCO CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. *

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

                  10(e) Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 27, 1992. *

                  10(f)    AMENDMENTS TO SYSCO CORPORATION 1991 STOCK OPTION
                           PLAN. *

                  10(g) SYSCO CORPORATION AMENDED AND RESTATED NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN. *

                  10(h) Amended and Restated Shareholder Rights Agreement, incorporated by reference to registration statement on Form 8-A/A, filed May 29, 1996.

                  11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                  21       SUBSIDIARIES OF THE REGISTRANT

                  23       INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

                  27       FINANCIAL DATA SCHEDULE


-------------------------

* Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of September, 1997.


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


PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:


/s/    JOHN F. WOODHOUSE
---------------------------------
       John F. Woodhouse                     Chairman of the Board



/s/    JOHN K. STUBBLEFIELD, JR.             Senior Vice President and
---------------------------------            Chief Financial Officer
       John K. Stubblefield, Jr.

DIRECTORS:


/s/    JOHN W. ANDERSON                      /s/   BILL M. LINDIG
---------------------------------           -------------------------------
       John W. Anderson                            Bill M. Lindig



/s/    JOHN F. BAUGH                         /s/   RICHARD G. MERRILL
---------------------------------           -------------------------------
       John F. Baugh                               Richard G. Merrill



/s/    COLIN G. CAMPBELL                     /s/   FRANK H. RICHARDSON
---------------------------------           -------------------------------
       Colin G. Campbell                           Frank H. Richardson



/s/    CHARLES H. COTROS                     /s/   RICHARD J. SCHNIEDERS
---------------------------------           -------------------------------
       Charles H. Cotros                           Richard J. Schnieders



/s/    JUDITH B. CRAVEN                      /s/   PHYLLIS S. SEWELL
---------------------------------           -------------------------------
       Judith B. Craven                            Phyllis S. Sewell



/s/    FRANK A. GODCHAUX III                 /s/   ARTHUR J. SWENKA
---------------------------------           -------------------------------
       Frank A. Godchaux III                       Arthur J. Swenka



/s/    JONATHAN GOLDEN                       /s/   THOMAS B. WALKER, JR.
---------------------------------           -------------------------------
       Jonathan Golden                             Thomas B. Walker, Jr.



/s/    DONALD J. KELLER                      /s/   JOHN F. WOODHOUSE
---------------------------------           -------------------------------
       Donald J. Keller                            John F. Woodhouse

                       SYSCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS




                                                   Balance at      Charged to         Charged to                        Balance at
                                                    Beginning       Costs and     Other Accounts        Deductions          End of
                               Description          Of Period        Expenses       Describe (1)        Describe (2)        Period
                               ----------------------------------------------------------------------------------------------------

                               Allowance
For year ended                 for doubtful
July 1, 1995.............      accounts           $15,999,000     $15,988,000       $ --               $15,986,000     $16,001,000



                               Allowance
For year ended                 for doubtful
June 29, 1996............      accounts           $16,001,000     $16,427,000       $ --               $16,048,000     $16,380,000


                               Allowance
For year ended                 for doubtful
June 28, 1997............      accounts           $16,380,000     $21,588,000       $455,000           $21,183,000     $17,240,000



(1)   Allowance accounts resulting from acquisitions.
(2)   Customer accounts written off, net of recoveries.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549






                                   FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the Fiscal Year Ended June 28, 1997            Commission File No. 1-6544





                               SYSCO CORPORATION

             (Exact Name of Registrant as Specified in its Charter)











                                    EXHIBITS

                               INDEX TO EXHIBITS

Exhibit
Number          Description of Exhibit
-------         ----------------------

  3(a)        RESTATED CERTIFICATE OF INCORPORATION.

  3(b)        Bylaws, as amended, incorporated by reference to Form 10-K for the year ended July 2, 1994.

  3(c)        Amended Certificate of Designation, incorporated by reference to Form 10-K for the year ended June 29, 1996.

  4(a)        SEVENTH AMENDMENT AND RESTATEMENT OF COMPETITIVE ADVANCE AND REVOLVING CREDIT FACILITY AGREEMENT DATED AS OF
              JUNE 27, 1997.

  4(b)        SYSCO CORPORATION NOTE AGREEMENT DATED AS OF JUNE 1, 1989.

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

  4(e)        First Supplemental Indenture, dated as of June 27, 1995, between Sysco Corporation and First Union Bank of North
              Carolina, Trustee as amended, incorporated by reference to Form 10-K for the year ended June 29, 1996.

  4(f)        Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union Bank of North
              Carolina, Trustee as amended, incorporated by reference to Form 10-K for the year ended June 29, 1996.

  4(g)        THIRD SUPPLEMENTED INDENTURE, DATED AS OF APRIL 25, 1997, BETWEEN SYSCO CORPORATION AND FIRST UNION NATIONAL BANK OF
              NORTH CAROLINA, TRUSTEE.


  4(h)        FOURTH SUPPLEMENTAL INDENTURE, DATED AS OF APRIL 25, 1997, BETWEEN SYSCO CORPORATION AND FIRST UNION NATIONAL BANK OF
              NORTH CAROLINA, TRUSTEE.

 10(a)        Amended and Restated Sysco Corporation Executive Deferred Compensation Plan incorporated by reference to Form 10-K for the year ended July 1, 1995.

 10(b)        FIFTH AMENDED AND RESTATED SYSCO CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. *

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

 10(d)        Sysco Corporation 1995 Management Incentive Plan incorporated by reference to Form 10-K for the year ended
              July 1, 1995. *

 10(e)        Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 27, 1992. *

 10(f)        AMENDMENTS TO SYSCO CORPORATION 1991 STOCK OPTION PLAN. *

 10(g)        SYSCO CORPORATION AMENDED AND RESTATED NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN. *

 10(h)        Amended and Restated Shareholder Right Agreement, incorporated by reference to registration statement on Form 8-A/A, filed May 29, 1996.

 11           STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

 21           SUBSIDIARIES OF THE REGISTRANT

 23           INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

 27           FINANCIAL DATA SCHEDULE
