Form 10-Q
period 1997-09-27
SYSCO CORP
filed 1997-11-06
CIK 96021

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 27, 1997

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

     Yes  [X]      No [ ]

     171,029,030 shares of common stock were outstanding as of October 24, 1997.

                                                      2
             PART I.  FINANCIAL INFORMATION
   ---------------------------------------------------

Item 1.  Financial Statements

      The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 28, 1997, consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 1997 Annual Report on Form
      10-K.  The financial statements include
      consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 1997 Annual Report on Form
      10-K.

      A review of the financial information herein has been made by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. A letter from Arthur Andersen LLP concerning their review is included as Exhibit 15.

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                       Sept. 27,         June 28,     Sept 28,
                                         1997              1997         1996
                                      ----------        ---------    -----------
                                      (Unaudited)       (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $   88,509      $  117,696     $  127,928
    Accounts and notes receivable,
    less allowances of $23,299,
    $17,240 and $23,550                1,205,697       1,065,002      1,132,356
    Inventories                          793,574         733,782        761,203
    Deferred taxes                        26,912          23,720         32,785
    Prepaid expenses                      27,109          21,429         23,144
                                      ----------      ----------     ----------
    Total current assets               2,141,801       1,961,629      2,077,416

  Plant and equipment at cost, less
   depreciation                        1,075,822       1,058,432      1,001,288
  Goodwill and intangibles, less
   amortization                          245,459         247,423        253,298
  Other assets                           172,395         166,339        166,640
                                      ----------      ----------     ----------
  Total assets                        $3,635,477      $3,433,823     $3,498,642
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   16,438      $   14,267     $   50,561
    Accounts payable                     908,370         827,593        862,299
    Accrued expenses                     239,778         240,928        214,510
    Accrued income taxes                  58,334          17,741         65,237
    Current maturities of long-term
     debt                                 13,132          13,285         14,110
                                      ----------       ---------     ----------
    Total current liabilities          1,236,052       1,113,814      1,206,717

  Long-term debt                         752,573         685,620        580,776
  Deferred taxes                         240,398         233,917        231,019

  Shareholders' equity
    Preferred stock, par value
     $1 per share
     Authorized 1,500,000 shares,
      issued none                         ---             ---             ---
    Common stock, par value $1 per
     share
     Authorized 500,000,000 shares,
      issued 191,293,725                 191,294         191,294        191,294
    Paid-in capital                       32,743          32,258         35,423
    Retained earnings                  1,825,787       1,771,548      1,618,543
                                      ----------      ----------     ----------
                                       2,049,824       1,995,100      1,845,260
    Less cost of treasury stock,
     20,134,890, 18,855,458 and
     12,245,484 shares                   643,370         594,628        365,130
                                      ----------      ----------     ----------
    Total shareholders' equity         1,406,454       1,400,472      1,480,130
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $3,635,477      $3,433,823     $3,498,642
                                      ==========      ==========     ==========

  Note: The June 28, 1997 balance sheet has been taken from the audited financial statements at that date. Certain amounts have been reclassified to conform to the current presentation.

SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)




                                  13-Week Period Ended
                               ----------------------------
                                 Sept. 27,       Sept. 28,
                                   1997            1996
                               ------------     -----------
<s)
Sales                          $  3,828,244    $  3,679,223

Costs and expenses
   Cost of sales                  3,130,883       3,028,478
   Operating expenses               553,032         519,729
   Interest expense                  13,140          10,917
   Other income, net                   (122)           (241)
                               ------------     -----------
   Total costs and expenses       3,696,933       3,558,883
                               ------------     -----------
Earnings before income taxes        131,311         120,340

Income taxes                         51,211          46,933
                               ------------    ------------
Net earnings                   $     80,100    $     73,407
                               ============    ============
Average number of shares
 outstanding                    171,842,277     180,048,304
                               ============    ============
Earnings per share             $       0.47    $       0.41
                               ============    ============
Dividends paid per common
 share                         $       0.15    $       0.13
                               ============    ============

                                                       5

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                13- Week Period Ended
                                                 ------------------------
                                                 Sept. 27,     Sept. 28,
                                                   1997          1996
                                                 --------      ---------
Cash flows from operating activities:
   Net earnings                                 $  80,100       $ 73,407
   Add non-cash items:
    Depreciation and amortization                  43,287         38,932
    Deferred tax provision                          3,289           (882)
    Provision for losses on accounts receivable     4,711          5,401
   Additional investment in certain assets
    and liabilities net of effect of
    business acquired:
     (Increase) in receivables                   (145,406)       (91,414)
     (Increase) in inventories                    (59,792)       (34,304)
     (Increase) in prepaid expenses                (5,680)        (4,249)
     Increase in accounts payable                  80,777         77,851
     (Decrease) increase in accrued expenses       (1,150)         1,094
     Increase in accrued income taxes              40,593         41,907
     (Increase) in other assets                    (8,924)        (6,873)
                                                 --------       --------
   Net cash provided by operating activities       31,805        100,870
                                                 --------       --------
Cash flows from investing activities:
   Additions to plant and equipment               (56,660)       (42,175)
   Proceeds from sales of plant and equipment         815            560
   Acquisition of business                            ---         (5,330)
                                                 --------       --------
   Net cash used for investing activities         (55,845)       (46,945)
                                                 --------       --------

Cash flows from financing activities:
   Bank and commercial paper borrowings            70,800         34,518
   Other debt (repayments)                         (1,829)          (319)
   Common stock reissued from treasury             12,577         11,563
   Treasury stock purchases                       (60,834)       (56,065)
   Dividends paid                                 (25,861)       (23,453)
                                                 --------       --------
   Net cash used for financing activities          (5,147)       (33,756)
                                                 --------       --------
Net (decrease) increase in cash                   (29,187)        20,169
Cash at beginning of period                       117,696        107,759
                                                 --------       --------
Cash at end of period                           $  88,509      $ 127,928
                                                 ========       ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $  9,828       $   2,784
     Income taxes                                  7,064           7,734

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

      Liquidity and Capital Resources
      -------------------------------

      The liquidity and capital resources discussion included on page 11 of the Company's Fiscal 1997
      Annual Report on Form 10-K remains applicable, other than the common stock repurchase program described below.

      In Fiscal 1992, the Company began a common stock repurchase program and purchased 8,000,000 shares in Fiscal 1992 and 1993. In September 1993, the
      Board of Directors authorized an additional
      10,000,000 shares to be purchased under its stock repurchase program and all shares were purchased by the end of Fiscal 1996.

      In February 1996, the Board of Directors authorized the repurchase of an additional
      6,000,000 shares under this program which was completed during the first half of Fiscal 1997.
      In November 1996, the Board of Directors authorized the repurchase of an additional 6,000,000 shares which was completed during early Fiscal 1998.

      The Board of Directors authorized the repurchase of an additional 6,000,000 shares in July 1997.
      Under this latest authorization, 1,093,500 shares were purchased through September 27, 1997.


      Results of Operations
      ---------------------

      Sales and cost of sales increased about 4% and 3%, respectively, over the same quarter of the prior year. Real sales growth was about 5% after eliminating the effects of approximately 1% food cost deflation, which was due primarily to lower costs of dairy foods and canned and dry products.
      The foodservice industry as a whole, also experienced moderate sales growth.

      Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current period increased over the prior period due to increased borrowings primarily related to the Company's share repurchase program.

      Income taxes for the current period reflect an effective rate of 39%, the same as in the prior year.

      Pretax earnings and net earnings increased about 9% over the prior year due to the factors discussed above as well as the Company's continued efforts to increase sales to the Company's traditional territorial street customers.

      Earnings per share increased 15% over the prior year due to the factors discussed above, coupled with the decrease in average shares outstanding for the quarter, reflecting purchases of shares made through the Company's share repurchase program.

Item 3.   Quantitative and Qualitative Disclosures about Market
            Risks

      Not applicable.

               PART II.  OTHER INFORMATION
                -------------------------


Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibit 11, Statement re computation of per share earnings.

           Exhibit 15, Letter from Arthur Andersen LLP dated November 5, 1997, re unaudited financial statements.

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


 Date:  November 5, 1997

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


 15    Letter from Arthur Andersen LLP dated
       November 5, 1997, re unaudited financial
       statements                                       12


 27    SYSCO Corporation and its Consolidated
       Subsidiaries Financial Data Schedule             13
