Form 10-Q
period 1997-12-27
SYSCO CORP
filed 1998-02-09
CIK 96021

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 27, 1997

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

     Yes  [X]      No [ ]

     170,037,852 shares of common stock were outstanding as of January 23, 1998.

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

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                       Dec. 27,      June 28,       Dec. 28,
                                         1997          1997          1996
                                       -----------   ----------   -----------
                                       (Unaudited)   (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $   99,824     $  117,696    $   87,651
    Accounts and notes receivable,
    less allowances of $29,843,
    $17,240 and $33,550                1,195,930      1,065,002     1,094,169
    Inventories                          810,192        733,782       766,343
    Deferred taxes                        27,738         23,720        27,279
    Prepaid expenses                      24,198         21,429        22,541
                                      ----------     ----------    ----------
    Total current assets               2,157,882      1,961,629     1,997,983

  Plant and equipment at cost,
   less depreciation                   1,097,718      1,058,432     1,024,961
  Goodwill and intangibles, less
   amortization                          243,496        247,423       251,338
  Other assets                           131,427        166,339       165,524
                                      ----------     ----------    ----------
  Total assets                        $3,630,523     $3,433,823    $3,439,806
                                      ==========     ==========    ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   24,912     $   14,267    $   10,967
    Accounts payable                     900,433        827,593       806,773
    Accrued expenses                     235,755        240,928       211,654
    Accrued income taxes                  10,968         17,741        23,156
    Current maturities of
     long-term debt                       15,289         13,285        13,883
                                      ----------      ---------    ----------
    Total current liabilities          1,187,357      1,113,814     1,066,433

  Long-term debt                         829,152        685,620       682,953
  Deferred taxes                         218,152        233,917       222,070

  Shareholders' equity
    Preferred stock, par value
     $1 per share:
     Authorized 1,500,000 shares;
      issued none                         ---            ---            ---
    Common stock, par value
     $1 per share:
     Authorized 500,000,000 shares;
      issued 191,293,725 shares          191,294        191,294       191,294
    Paid-in capital                       30,842         32,258        34,763
    Retained earnings                  1,855,697      1,771,548     1,671,711
                                      ----------     ----------    ----------
                                       2,077,833      1,995,100     1,897,768
    Less cost of treasury stock,
     20,999,811, 18,855,458 and
     14,113,937 shares                   681,971        594,628       429,418
                                      ----------     ----------    ----------
    Total shareholders' equity         1,395,862      1,400,472     1,468,350
                                      ----------     ----------    ----------
    Total liabilities and
     shareholders' equity             $3,630,523     $3,433,823    $3,439,806
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

                                                      4

SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)


                                  26-Week Period Ended           13-Week Period Ended
                              ----------------------------   -----------------------------
                                 Dec. 27,        Dec. 28,       Dec. 27,       Dec. 28,
                                   1997            1996           1997           1996
                              ------------    ------------   ------------   --------------

Sales                         $  7,614,340    $  7,289,571   $  3,786,096   $  3,610,348

Costs and expenses
   Cost of sales                 6,213,796       5,982,959      3,082,913      2,954,481
   Operating expenses            1,104,921       1,038,423        551,889        518,694
   Interest expense                 27,640          22,805         14,500         11,888
   Other income, net                  (425)           (259)          (303)           (18)
                              ------------     -----------   ------------   ------------
   Total costs and expenses      7,345,932       7,043,928      3,648,999      3,485,045
                              ------------     -----------   ------------   ------------

Earnings before income taxes       268,408         245,643        137,097        125,303
   Income taxes                    104,679          95,801         53,468         48,868
                              ------------    ------------   ------------   ------------
Earnings before cumulative
  effect of accounting change      163,729         149,842         83,629         76,435
Cumulative effect of
  accounting change                (28,053)          ---          (28,053)          ---
                              ____________    ____________   ____________   ____________
Net earnings                  $    135,676    $    149,842   $     55,576   $     76,435
                              ============    ============   ============   ============
Earnings per share before
  accounting change:
    Basic earnings per share  $       0.96    $       0.84   $       0.49   $       0.43
                              ============    ============   ============   ============
    Diluted earnings per
     share                    $       0.95    $       0.83   $       0.49   $       0.43
                              ============    ============   ============   ============
Cumulative effect of
  accounting change:
   Basic earnings per share   $      (0.16)   $       ---    $      (0.16)  $       ---
                              ============    ============   ============   ============
   Diluted earnings per
    share                     $      (0.16)   $       ---    $      (0.16)  $       ---
                              ============    ============   ============   ============
Net earnings:
   Basic earnings per share   $       0.79    $       0.84   $       0.33   $       0.43
                              ============    ============   ============   ============
   Diluted earnings per
    share                     $       0.79    $       0.83   $       0.32   $       0.43
                              ============    ============   ============   ============
Average number of shares
 outstanding                   171,317,862     179,233,095    170,793,423    178,412,247
                              ============    ============   ============   ============
Diluted average number of
 shares outstanding            172,571,218     179,978,653    172,279,833    179,307,299
                              ============    ============   ============   ============
Dividends paid per
 common share                 $       0.30    $       0.26   $       0.15   $       0.13
                              ============    ============   ============   ============

(/Table)


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                      26-Week Period Ended
                                                    ------------------------
                                                     Dec. 27,       Dec. 28,
                                                       1997          1996
                                                    ---------     ----------
Operating activities:
   Net earnings                                     $ 135,676     $ 149,842
   Add non-cash items:
    Cumulative effect of accounting change             28,053           ---
    Depreciation and amortization                      87,569        78,455
    Deferred tax provision                            (19,783)       (4,325)
    Provision for losses on accounts receivable         9,732        13,640
   Additional investment in certain assets
    and liabilities net of effect of business
    acquired:
     (Increase) in receivables                       (140,660)      (61,466)
     (Increase) in inventories                        (76,410)      (39,444)
     (Increase) in prepaid expenses                    (2,769)       (3,646)
     Increase in accounts payable                      72,840        22,325
     (Decrease) in accrued expenses                    (5,173)       (1,762)
     (Decrease) in accrued income taxes                (6,773)         (174)
     Decrease (Increase) in other assets                1,481        (7,715)
                                                    ---------     ---------
   Net cash provided by operating activities           83,783       145,730

Investing activities:
   Additions to plant and equipment                  (121,042)     (101,778)
   Sales and retirements of plant and
     equipment                                          3,492           885
   Acquisition of business                               ---         (5,330)
                                                    ---------     ---------
   Net cash used for investing activities            (117,550)     (106,223)

Financing activities:
   Bank and commercial paper borrowings               155,457        94,237
   Other debt borrowings                                  724         2,318
   Common stock reissued from treasury                 20,863        16,307
   Treasury stock purchases                          (109,622)     (125,757)
   Dividends paid                                     (51,527)      (46,720)
                                                    ---------     ---------
   Net cash provided by (used for)
     financing activities                              15,895       (59,615)
                                                    ---------     ---------
Net (decrease) in cash                                (17,872)      (20,108)
Cash at beginning of period                           117,696       107,759
                                                    ---------     ---------
Cash at end of period                               $  99,824     $  87,651
                                                    =========     =========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                       $  27,263     $  22,801
     Income taxes                                     112,294       101,738

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

      In Fiscal 1992, the Company began a common stock repurchase program which was continued through early Fiscal 1998, resulting in the repurchase
      30,000,000 shares of common stock.

      In July 1997, the Board of Directors authorized the repurchase of an additional 6,000,000 shares. Under this latest authorization,
      2,287,900 shares were purchased through
      December 27, 1997.


      Results of Operations
      ---------------------

      Sales increased 4.4% during the 26 weeks and 4.9% in the second quarter of Fiscal 1998 over comparable periods of the prior year. Cost of sales also increased 3.9% during the 26 weeks and 4.4% in the second quarter of Fiscal 1998 which is in line with the sales increases. Real sales growth for the 26 weeks of Fiscal 1998 was 5.1% after eliminating 0.7% food cost deflation. Real sales growth for the quarter was 5.2%, with food cost deflation measuring 0.3%. Deflation occurred primarily due to lower costs of canned and dry products, dairy foods, paper and disposable items and poultry products.

      Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current periods presented increased over the prior periods due to increased borrowings primarily related to the Company's share repurchase program.

      Income taxes for the periods presented reflect an effective rate of 39%.

      Pretax earnings and net earnings before
      accounting change increased about 9% for the periods presented over the prior year due to the factors discussed above as well as the Company's continued efforts to increase sales to the Company's traditional territorial street customers.

      Basic and diluted earnings per share before accounting change increased about 14% for the periods presented over the prior year due to the factors discussed above, coupled with the decrease in average shares outstanding for the periods presented, reflecting purchases of shares made through the Company's share repurchase program.


      Summary of Accounting Policies
      ==============================

      For the period ended December 27, 1997,
      SYSCO recorded a one-time, after-tax,
      non-cash charge of $28 million to comply with a new consensus ruling by the Emerging Issues Task Force of the
      Financial Accounting Standards Board
      (EITF Issue No. 97-13), requiring
      reengineering costs associated with
      computer system development to be
      expensed as they are incurred.  Prior
      to this change, SYSCO had capitalized
      business process reengineering costs
      incurred in connection with its SYSCO
      Uniform Systems information systems
      redevelopment project in accordance
      with generally accepted accounting
      principles.

      In 1997, the Financial Accounting Standards
      Board issued Statement of Financial Accounting
      Standards No. 128, Earnings per Share.  Statement
      128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options.
      Diluted earnings per share is very similar to the previously reported earnings per share.
      Earnings per share amounts for each period have been presented and restated to conform to the Statement 128 requirements.

      A reconciliation of basic and diluted earnings per share follows on the next page.

                                                        8

The following table sets forth the computation of basic and diluted earnings per share:

                                   26-Week Period Ended             13-Week Period Ended
                              ==============================    ===============================
                                 Dec. 27         Dec. 28           Dec. 27         Dec. 28
                                   1997            1996              1997            1996
                              =============    =============    =============    ==============

Numerator:
 Numerator for basic earnings
 per share--income available
 to common shareholders       $ 135,676,000    $ 149,842,000    $  55,576,000    $   76,435,000

 Effect of dilutive
  securities                        - - -           - - -             - - -            - - -
                              -------------    -------------    -------------    --------------
Numerator for diluted
  earnings per share --
  income available to common
  shareholders                $ 135,676,000    $ 149,842,000    $  55,576,000    $   76,435,000
                              =============    =============    =============    ==============

Denominator:
  Denominator for basic
  earnings per share --
  weighted-average shares       171,317,862      179,233,095      170,793,423       178,412,247

  Effect of dilutive
   securities:
  Employee incentive stock
   options                        1,253,356          745,558        1,486,410           895,052
                              -------------    -------------    -------------    --------------
  Denominator for diluted
   earnings per share --
   adjusted weighted-average
   shares and assumed
   conversions                  172,571,218      179,978,653      172,279,833       179,307,299
                              =============    =============    =============    ==============
Basic earnings per share            $  0.79          $  0.84          $  0.33           $  0.43
                              =============    =============    =============    ==============
Diluted earnings per share          $  0.79          $  0.83          $  0.32           $  0.43
                              =============    =============    =============    ==============

 (/Table)


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

      Not applicable.




               PART II.  OTHER INFORMATION
                -------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on
      November 7, 1997 ("1997 Annual Meeting").  At the 1997
      Annual Meeting the following persons were elected to serve as directors of the Company for three year terms:
      Charles H. Cotros, Jonathan Golden, Richard J. Schnieders,
      Arthur J. Swenka and Thomas B. Walker, Jr.

      The terms of the following persons as directors of the Company continued after the 1997 Annual Meeting:
      John W. Anderson, Colin G. Campbell, Judith B. Craven,
      Frank A. Godchaux III, Donald J. Keller, Bill M. Lindig,
      Richard G. Merrill, Frank H. Richardson, Phyllis S.
      Sewell and John F. Woodhouse.


      The results of such vote were as follows:



                                                Number of Votes Cast
                                                --------------------
                                                                   Withheld and    Broker
         Matter Voted Upon              For          Against         Abstained    Non-votes
         -----------------          -----------     ----------     ------------   ---------

     Election as Director:
       Charles H. Cotros            148,608,193      2,419,576        None          None
       Jonathan Golden              146,734,945      4,292,824        None          None
       Richard J. Schnieders        148,419,138      2,608,632        None          None
       Arthur J. Swenka             148,420,228      2,607,541        None          None
       Thomas B. Walker, Jr.        148,148,821      2,878,948        None          None



               PART II. OTHER INFORMATION
                ========================


Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           3(a)  Restated Certificate of Incorporation,
                 as amended, incorporated by reference
                 to Form 10-K for the year ended
                 June 28, 1997.

           3(b)  Bylaws, as amended, incorporated by
                 reference to Form 10-K for the year
                 ended July 2, 1994.

           3(c)  Amended Certificate of Designation,
                 incorporated by reference to Form 10-K
                 for the year ended June 29, 1996.

           4(a)  Seventh Amendment and Restatement of
                 Competitive Advance and Revolving
                 Credit Facility Agreement dated as of
                 June 27, 1997, incorporated by reference to Form 10-K for the year ended
                 June 28, 1997.

           4(b)  Sysco Corporation Note Agreement dated
                 as of June 1, 1989, incorporated by
                 reference to Form 10-K for the year
                 ended June 28, 1997.

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

          4(g)   Third Supplemented Indenture, dated
                 as of April 25, 1997, between Sysco
                 Corporation and First Union National
                 Bank of North Carolina, Trustee,
                 incorporated by reference to Form 10-K
                 for the year ended June 28, 1997.

          4(h)   Fourth Supplemental Indenture, dated
                 as of April 25, 1997, between Sysco
                 Corporation and First Union National
                 Bank of North Carolina, Trustee,
                 incorporated by reference to Form 10-K
                 for the year ended June 28, 1997.

          15     Letter from Arthur Andersen LLP dated
                 February 6, 1998, re unaudited
                 financial statements.

          27     Financial Data Schedule

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

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                               John K. Stubblefield, Jr.
                               Senior Vice President &
                               Chief Financial Officer


 Date:  February 6, 1998

                                                      13

                      EXHIBIT INDEX
                 ----------------------

                                                     SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
-----  -----------------------------------------   -------------

 3(a)  Restated Certificate of Incorporation,
       as amended, incorporated by reference
       to Form 10-K for the year ended
       June 28, 1997.

 3(b)  Bylaws, as amended, incorporated by
       reference to Form 10-K for the year
       ended July 2, 1994.

 3(c)  Amended Certificate of Designation,
       incorporated by reference to Form 10-K
       for the year ended June 29, 1996.

 4(a)  Seventh Amendment and Restatement of
       Competitive Advance and Revolving
       Credit Facility Agreement dated as
       of June 27, 1997, incorporated by
       reference to Form 10-K for the year
       ended June 28, 1997.

 4(b)  Sysco Corporation Note Agreement dated
       as of June 1, 1989, incorporated by
       reference to Form 10-K for the year
       ended June 28, 1997.

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


 4(g)  Third Supplemental Indenture, dated
       as of April 25, 1997, between Sysco
       Corporation and First Union National
       Bank of North Carolina, Trustee,
       incorporated by reference to Form 10-K
       for the year ended June 28, 1997.

 4(h)  Fourth Supplemental Indenture, dated
       as of April 25, 1997, between Sysco
       Corporation and First Union National
       Bank of North Carolina, Trustee,
       incorporated by reference to Form 10-K
       for the year ended June 28, 1997.

 15    Letter from Arthur Andersen LLP dated
       February 6, 1998, re unaudited financial
       statements.                                       15


 27    Financial Data Schedule.                          16
