Form 10-Q
period 1998-03-28
SYSCO CORP
filed 1998-05-11
CIK 96021

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 28, 1998

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

     Yes  [X]      No [ ]

     337,582,062 shares of common stock were outstanding as of April 24, 1998.

                                                      2
             PART I.  FINANCIAL INFORMATION
   ---------------------------------------------------

Item 1.  Financial Statements

      The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 28, 1997 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 1997 Annual Report on Form
      10-K.  The financial statements include
      consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

                                                     3

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                       March 28,      June 28,      March 29,
                                         1998          1997          1997
                                       -----------   ----------   -----------
                                       (Unaudited)   (Audited)    (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $   94,901     $  117,696    $   84,093
    Accounts and notes receivable,
    less allowances of $37,659,
    $17,240 and $39,402                1,178,393      1,065,002     1,075,408
    Inventories                          777,723        733,782       745,304
    Deferred taxes                        28,560         23,720        30,595
    Prepaid expenses                      26,949         21,429        24,405
                                      ----------     ----------    ----------
    Total current assets               2,106,526      1,961,629     1,959,805

  Plant and equipment at cost,
   less depreciation                   1,113,362      1,058,432     1,034,711
  Goodwill and intangibles, less
   amortization                          241,533        247,423       249,375
  Other assets                           138,593        166,339       164,678
                                      ----------     ----------    ----------
  Total other assets                     380,126        413,762       414,053
                                      __________     __________    __________
  Total assets                        $3,600,014     $3,433,823    $3,408,569
                                      ==========     ==========    ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   73,102     $   14,267    $   13,103
    Accounts payable                     888,454        827,593       827,322
    Accrued expenses                     265,874        240,928       241,939
    Accrued income taxes                  27,465         17,741        33,563
    Current maturities of
     long-term debt                       14,686         13,285         9,525
                                      ----------      ---------    ----------
    Total current liabilities          1,269,581      1,113,814     1,125,452

  Long-term debt                         747,803        685,620       623,158
  Deferred taxes                         210,772        233,917       222,080

  Shareholders' equity
    Preferred stock, par value
     $1 per share:
     Authorized 1,500,000 shares;
      issued none                         ---            ---            ---
    Common stock, par value
     $1 per share:
     Authorized 500,000,000 shares;
      issued 382,587,450 and
      191,293,725 shares                 382,587        191,294       191,294
    Paid-in capital                       ---            32,258        33,391
    Retained earnings                  1,729,446      1,771,548     1,706,749
                                      ----------     ----------    ----------
                                       2,112,033      1,995,100     1,931,434
    Less cost of treasury stock,
     44,297,815, 37,710,916 and
     31,988,076 shares                   740,175        594,628       493,555
                                      ----------     ----------    ----------
    Total shareholders' equity         1,371,858      1,400,472     1,437,879
                                      ----------     ----------    ----------
    Total liabilities and
     shareholders' equity             $3,600,014     $3,433,823    $3,408,569
                                      ==========     ==========    ==========

  Note: The June 28, 1997 balance sheet has been taken from the audited financial statements at that date. Share information has been adjusted for the 2-for-1 stock split on March 20, 1998. Certain prior period amounts have been reclassified to conform to the current presentation.

                                                      4

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)


                                  39-Week Period Ended           13-Week Period Ended
                              ----------------------------   -----------------------------
                                March 28,       March 29,      March 28,      March 29,
                                   1998            1997           1998           1997
                              ------------    ------------   ------------   --------------

Sales                         $ 11,326,162    $ 10,759,905   $  3,711,822   $  3,470,334

Costs and expenses
   Cost of sales                 9,248,908       8,827,840      3,035,112      2,844,881
   Operating expenses            1,662,057       1,550,986        557,136        512,563
   Interest expense                 42,810          34,385         15,170         11,580
   Other, net                         (246)             48            179            307
                              ------------     -----------   ------------   ------------
   Total costs and expenses     10,953,529      10,413,259      3,607,597      3,369,331
                              ------------     -----------   ------------   ------------

Earnings before income taxes       372,633         346,646        104,225        101,003
   Income taxes                    145,327         135,192         40,648         39,391
                              ------------    ------------   ------------   ------------
Earnings before cumulative
  effect of accounting change      227,306         211,454         63,577         61,612
Cumulative effect of
  accounting change                (28,053)          ---            ---             ---
                              ____________    ____________   ____________   ____________
Net earnings                  $    199,253    $    211,454   $     63,577   $     61,612
                              ============    ============   ============   ============
Earnings before
  accounting change:
    Basic earnings per share  $       0.67    $       0.59   $       0.19   $       0.17
                              ============    ============   ============   ============
    Diluted earnings per
     share                    $       0.66    $       0.59   $       0.19   $       0.17
                              ============    ============   ============   ============
Cumulative effect of
  accounting change, net of
  income taxes:
   Basic earnings per share   $      (0.08)   $       ---    $       ---    $       ---
                              ============    ============   ============   ============
   Diluted earnings per
    share                     $      (0.08)   $       ---    $       ---    $       ---
                              ============    ============   ============   ============
Net earnings:
   Basic earnings per share   $       0.58    $       0.59   $       0.19   $       0.17
                              ============    ============   ============   ============
   Diluted earnings per
    share                     $       0.58    $       0.59   $       0.19   $       0.17
                              ============    ============   ============   ============
Average shares outstanding     341,632,614     356,666,498    339,626,373    353,068,030
                              ============    ============   ============   ============
Diluted average shares
 outstanding                   344,505,263     358,193,800    343,230,897    354,667,704
                              ============    ============   ============   ============
Dividends paid per
 common share                 $       0.24    $       0.21   $       0.09   $       0.08
                              ============    ============   ============   ============

 Note:  All share information has been adjusted for the 2-for-1 stock split on March 20, 1998


(/Table)


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                      39-Week Period Ended
                                                    ------------------------
                                                    March 28,      March 29,
                                                       1998           1997
                                                    ---------     ----------
Cash flows from operating activities:
   Net earnings                                     $ 199,253     $ 211,454
   Add non-cash items:
    Cumulative effect of accounting change             28,053           ---
    Depreciation and amortization                     133,510       118,904
    Deferred tax provision                            (27,985)       (7,631)
    Provision for losses on accounts receivable        16,750        18,595
   Additional investment in certain assets
    and liabilities net of effect of business
    acquired:
     (Increase) in receivables                       (130,141)      (47,660)
     (Increase) in inventories                        (43,941)      (18,405)
     (Increase) in prepaid expenses                    (5,520)       (5,510)
     Increase in accounts payable                      60,861        42,874
     Increase in accrued expenses                      24,946        28,523
     Increase in accrued income taxes                   9,724        10,233
     (Increase) in other assets                        (8,626)       (8,804)
                                                    ---------     ---------
   Net cash provided by operating activities          256,884       342,573

Cash flows from investing activities:
   Additions to plant and equipment                  (179,014)     (149,072)
   Sales and retirements of plant and
     equipment                                          4,783         1,878
   Acquisition of business                               ---         (5,330)
                                                    ---------     ---------
   Net cash used for investing activities            (174,231)     (152,524)

Cash flows from financing activities:
   Bank and commercial paper borrowings               124,636        33,005
   Other debt (repayments) borrowings                  (2,217)        1,533
   Common stock reissued from treasury                 28,107        22,551
   Treasury stock purchases                          (175,519)     (197,510)
   Dividends paid                                     (80,455)      (73,294)
                                                    ---------     ---------
   Net cash used for financing activities            (105,448)     (213,715)
                                                    ---------     ---------
Net (decrease) in cash                                (22,795)      (23,666)
Cash at beginning of period                           117,696       107,759
                                                    ---------     ---------
Cash at end of period                               $  94,901     $  84,093
                                                    =========     =========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                       $  31,335     $  26,026
     Income taxes                                     143,782       134,716

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

      Liquidity and Capital Resources
      -------------------------------

      The liquidity and capital resources discussion included on page 11 of the Company's Fiscal 1997
      Annual Report on Form 10-K remains applicable, other than the common stock repurchase program described below. All share information has been adjusted for the 2-for-1 stock split on March 20, 1998.

      In Fiscal 1992, the Company began a common stock repurchase program which was continued through early Fiscal 1998, resulting in the repurchase
      60,000,000 shares of common stock.  In July
      1997, the Board of Directors authorized the repurchase of 12,000,000 additional shares.
      Under this latest authorization, 7,354,500 shares were purchased through March 28, 1998.


      Results of Operations
      ---------------------

      Sales increased 5.3% during the 39 weeks and 7.0% in the third quarter of Fiscal 1998 over comparable periods of the prior year. Cost of sales also increased 4.8% during the 39 weeks and 6.7% in the third quarter of Fiscal 1998 which is in line with the sales increases. Real sales growth for the 39 weeks of Fiscal 1998 was 5.4% after eliminating the effects of approximately 0.1% food cost deflation. Real sales growth for the quarter was 6.3%, with food cost inflation measuring 0.7%. The third quarter return to inflation was principally reflected in higher costs for dairy items, seafood and produce.

      Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current periods presented increased over the prior periods due to increased borrowings primarily related to the Company's share repurchase program.

      Income taxes for the periods presented reflect an effective rate of 39%.

      Pretax earnings and earnings before accounting change increased about 7.5% for the 39 weeks and 3.2% for the 13 weeks over the prior year due to the factors discussed above as well as the Company's continued efforts to increase sales to its traditional territorial street customers.

      Basic and diluted earnings per share before accounting change increased about 14% and 12% for the 39 weeks, respectively, over the prior year due to the factors discussed above, coupled with the decrease in average shares outstanding for the periods presented, reflecting purchases of shares made through the Company's share repurchase program.
      For the 13 weeks basic and diluted earnings per share before accounting change increased about 12% over the prior year for the same reasons discussed above.


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

      In 1997, the Financial Accounting Standards
      Board issued Statement of Financial Accounting
      Standards No. 128, Earnings per Share.  Statement
      128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options.
      Diluted earnings per share under Statement 128 is very similar to the previously reported earnings per share. Earnings per share amounts for each period have been presented and restated to conform to the Statement 128 requirements.

      A reconciliation of basic and diluted earnings per share follows on the next page.

                                                        8

The following table sets forth the computation of basic and diluted earnings per share:

                                   39-Week Period Ended             13-Week Period Ended
                              ==============================    ===============================
                                 March 28,       March 29,         March 28,       March 29,
                                   1998            1997              1998            1997
                              =============    =============    =============    ==============

Numerator:
 Numerator for basic earnings
 per share--income available
 to common shareholders       $ 199,253,000    $ 211,454,000    $  63,577,000    $   61,612,000

 Effect of dilutive
  securities                        - - -           - - -             - - -            - - -
                              -------------    -------------    -------------    --------------
Numerator for diluted
  earnings per share --
  income available to common
  shareholders                $ 199,253,000    $ 211,454,000    $  63,577,000    $   61,612,000
                              =============    =============    =============    ==============

Denominator:
  Denominator for basic
  earnings per share --
  weighted-average shares       341,632,614      356,666,498      339,626,373       353,068,030

  Effect of dilutive
   securities:
  Employee incentive stock
   options                        2,872,649        1,527,302        3,604,524         1,599,674
                              -------------    -------------    -------------    --------------
  Denominator for diluted
   earnings per share --
   adjusted weighted-average
   shares and assumed
   conversions                  344,505,263      358,193,800      343,230,897       354,667,704
                              =============    =============    =============    ==============
Basic earnings per share            $  0.58          $  0.59          $  0.19           $  0.17
                              =============    =============    =============    ==============
Diluted earnings per share          $  0.58          $  0.59          $  0.19           $  0.17
                              =============    =============    =============    ==============

 (/Table)

In March 1998, the AICPA issued Statement of Position
(SOP) 98-1, Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use.
The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for SYSCO's use.
SYSCO is required to and will adopt SOP 98-1 in the first quarter of fiscal 2000 and believes that adoption will not have a significant effect on its consolidated financial statements.

In April of 1998, the AICPA issued SOP 98-5,
Reporting on the Costs of Start-Up Activities.
At adoption, SOP 98-5 requires SYSCO to write-off any unamortized start-up costs as a cumulative effect of a change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. SYSCO is required to and will adopt SOP 98-5 in the first quarter of fiscal 2000 and believes that adoption will not have a significant effect on its consolidated financial statements.


Year 2000
---------
SYSCO is working to address the potential impact
of the Year 2000 on its computerized information
systems and operations.  Based on the accumulation
of preliminary information, costs of addressing
potential issues are not expected to have a
material adverse impact on SYSCO's consolidated
financial statements.  However, if SYSCO, its
customers or its vendors are unable to resolve
Year 2000 processing issues in a timely manner,
a material financial risk could result.
Accordingly, SYSCO is devoting the neccessary
resources to resolve significant Year 2000
issues in a timely manner.

                  ------------

Statements made herein regarding management's estimates, sales increases, customer mix, product cost inflation/deflation, consistency and predictability of earnings growth, continuation of the share repurchase program and potential Year 2000 costs are forward-looking statements under the Private Securities
Litigation Reform Act of 1995. They are based on current expectations and actual results may differ materially. Industry growth, sales increases, customer mix, product cost inflation/deflation, the consistency and predictability of earnings growth and potential
Year 2000 costs could be affected by conditions in the economy, the industry and internal factors that may alter planned results.
Furthermore, potential Year 2000 costs could be affected by the ability of SYSCO's customers and vendors to effectively address Year 2000 issues. The share repurchase could be affected by market prices of the Company's stock as well as management's decision to utilize its capital for other purposes.


               PART II.  OTHER INFORMATION
                -------------------------

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None


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

           4(b)  Sysco Corporation Note Agreement dated
                 as of June 1, 1989, incorporated by
                 reference to Form 10-K for the year
                 ended June 28, 1997.

           4(c)  Indenture, dated as of June 15, 1995,
                 between Sysco Corporation and First
                 Union National Bank of North Carolina,
                 Trustee, incorporated by reference to
                 Registration Statement on Form S-3
                 (File No. 33-60023).

           4(d)  First Supplemental Indenture, dated as
                 of June 27, 1995, between Sysco
                 Corporation and First Union Bank of
                 North Carolina, Trustee, as amended,
                 incorporated by reference to Form 10-K
                 for the year ended June 29, 1996.

           4(e)  Second Supplemental Indenture, dated
                 as of May 1, 1996, between Sysco
                 Corporation and First Union Bank of
                 North Carolina, Trustee, as amended,
                 incorporated by reference to Form 10-K
                 for the year ended June 29, 1996.

          4(f)   Third Supplemented Indenture, dated
                 as of April 25, 1997, between Sysco
                 Corporation and First Union National
                 Bank of North Carolina, Trustee,
                 incorporated by reference to Form 10-K
                 for the year ended June 28, 1997.


          4(g)   Fourth Supplemental Indenture, dated
                 as of April 25, 1997, between Sysco
                 Corporation and First Union National
                 Bank of North Carolina, Trustee,
                 incorporated by reference to Form 10-K
                 for the year ended June 28, 1997.

          15     Letter from Arthur Andersen LLP dated
                 May 11, 1998, re unaudited financial
                 statements.

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


 Date:  May 11, 1998



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

 4(b)  Sysco Corporation Note Agreement dated
       as of June 1, 1989, incorporated by
       reference to Form 10-K for the year
       ended June 28, 1997.

 4(c)  Indenture, dated as of June 15, 1995,
       between Sysco Corporation and First
       Union National Bank of North Carolina,
       Trustee, incorporated by reference to
       Registration Statement on Form S-3
       (File No. 33-60023).

 4(d)  First Supplemental Indenture, dated
       as of June 27, 1995, between Sysco
       Corporation and First Union Bank of
       North Carolina, Trustee, as amended,
       incorporated by reference to Form
       10-K for the year ended June 29, 1996.


                                                     SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
-----  -----------------------------------------   -------------

 4(e)  Second Supplemental Indenture, dated
       as of May 1, 1996, between Sysco
       Corporation and First Union Bank of
       North Carolina, Trustee, as amended,
       incorporated by reference to Form
       10-K for the year ended June 29, 1996.

 4(f)  Third Supplemental Indenture, dated
       as of April 25, 1997, between Sysco
       Corporation and First Union National
       Bank of North Carolina, Trustee,
       incorporated by reference to Form 10-K
       for the year ended June 28, 1997.

 4(g)  Fourth Supplemental Indenture, dated
       as of April 25, 1997, between Sysco
       Corporation and First Union National
       Bank of North Carolina, Trustee,
       incorporated by reference to Form 10-K
       for the year ended June 28, 1997.

 15    Letter from Arthur Andersen LLP dated
       May 11, 1998, re unaudited financial
       statements.                                       15


 27    Sysco Corporation and its Consolidated
       Subsidiaries Financial Data Schedule.             16
