Form 10-K
period 1998-06-27
SYSCO CORP
filed 1998-09-24
CIK 96021

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

                     FOR THE FISCAL YEAR ENDED JUNE 27, 1998

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


                 1390 ENCLAVE PARKWAY, HOUSTON, TEXAS 77077-2099
               (Address of principal executive offices)  (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $7,731,000,000 at September 11, 1998 (based on the closing sales price on the New York Stock Exchange Composite Tape on September 11, 1998, as reported by The Wall Street Journal (Southwest Edition)). At September 11, 1998, the registrant had issued and outstanding an aggregate of 334,679,271 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement to be filed not later than 120 days after June 27, 1998 are incorporated by reference into Part III..
===============================================================================

                                     PART I


ITEM 1.  BUSINESS

Sysco Corporation (together with its subsidiaries and divisions hereinafter referred to as "SYSCO" or the "Company") is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "food-prepared-away-from-home" industry. The foodservice industry consists of two major customer segments -- "traditional" and "chain restaurant." Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO's chain restaurant customers include regional pizza and national hamburger, chicken and steak chain operations.

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

The Company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the traditional customer segment of the foodservice industry. SYSCO offers daily delivery to certain customer locations and has the capability of delivering special orders on short notice. Through its more than 10,350 sales, marketing and service representatives, the Company keeps informed of the needs of its customers and acquaints them with new products. SYSCO also provides ancillary services relating to its foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control.

No single traditional foodservice customer accounted for as much as 5% of SYSCO's sales for its fiscal year ended June 27, 1998. Approximately 5% of traditional foodservice sales during fiscal 1998 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

The Company's SYGMA Network operations specialize in customized service to chain restaurants, which service is also provided to a lesser extent by many of the Company's traditional foodservice operations. SYSCO's sales to the chain restaurant industry consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The Company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. No chain restaurant customer accounted for as much as 3% of SYSCO's sales for its fiscal year ended June 27, 1998, and there are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

SYSCO does not record sales on the basis of the type of foodservice industry customer, but based upon available information, the Company estimates that sales by type of customer during the past three fiscal years were as follows:

                                  Fiscal            Fiscal             Fiscal
  Type of Customer                 1998              1997               1996
  ----------------                ------            ------             -----
  Restaurants                       62%               61%                61%
  Hospitals and nursing homes       11                11                 11
  Schools and colleges               7                 7                  7
  Hotels and motels                  5                 6                  6
  Other                             15                15                 15
                                   ---               ---                ---
           Totals                  100%              100%               100%
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

ACQUISITIONS AND DIVESTITURES

Since its formation as a Delaware corporation in 1969 and commencement of operations in March 1970, SYSCO has grown both through internal expansion of existing operations and acquisitions of formerly independent companies. The shareholders of nine companies exchanged their stock for SYSCO common stock at the formation of the Company, and through the end of fiscal 1998, fifty-four companies have been acquired, as follows:

                                                              Date
            Company                                         Acquired
            -------                                         --------
The Grant Grocer Company                                   June 1970
The Albany Frosted Foods, Inc. and Affiliated Companies    September 1970
Arrow Food Distributors, Inc.                              January 1971
Koon Food Sales, Inc.                                      March 1971
Rome Foods Company                                         October 1971
Saunders Food Distributors, Inc.                           October 1971
Hallsmith Company, Inc.                                    April 1972
The Miesel Company                                         June 1972
Robert Orr & Company                                       July 1972
Jay Rodgers Co.                                            July 1972
Hardin's, Inc.                                             August 1972
Baraboo Food Products, Inc.                                May 1973
E. R. Cochran Company                                      December 1973
The Fialkow Company                                        December 1973
Sterling-Keeleys Incorporated                              December 1973
Harrisonburg Fruit & Produce Co.                           April 1974
Alabama Complete Foods, Inc.                               July 1974
Swan Food Sales, Inc.                                      October 1974
Tri-State General Food Supply Co., Inc.                    December 1974
Marietta Institutional Wholesalers, Inc.                   June 1975
Monticello Provision Company                               August 1975
Oregon Film Service, Inc. and Affiliated Companies         September 1975
Mid-Central Fish & Frozen Foods, Inc.                      December 1975
Glen-Webb & Co.                                            December 1978
Select-Union Foods, Inc.                                   April 1979
S.E. Lankford, Jr. Produce, Inc.                           September 1981
General Management Corporation and Subsidiaries            January 1982
Frosted Foods, Inc.                                        January 1982
Pegler & Company                                           October 1983
Bell Distributing Company                                  December 1983
DiPaolo Food Distributors, Inc.                            June 1985
B. A. Railton Company                                      September 1985
CML Company, Inc.                                          September 1985
New York Tea Company                                       September 1985
Operating divisions of PYA/Monarch, Inc. and
   PYA/Monarch  of Texas, Inc. (Wholly-owned
   subsidiaries of Sara Lee Corporation)
       Amarillo, Texas                                     September 1985
       Austin, Texas                                       September 1985
       Beaumont, Texas                                     September 1985
Trammell, Temple & Staff, Inc.                             January 1986
Deaktor Brothers Provision Co.                             March 1986
Bangor Wholesale Foods, Inc.                               June 1986
General Foodservice Supply, Inc.                           December 1986
Vogel's                                                    June 1987
Major-Hosking's, Inc.                                      July 1987
Foodservice distribution - related businesses of
   Staley Continental, Inc. (CFS Continental)              August 1988
Olewine's, Inc.                                            December 1988
Oklahoma City-based foodservice distribution
   businesses of Scrivner, Inc.                            April 1990
New York and Pennsylvania-based foodservice
   distribution businesses of Scrivner, Inc.               April 1991
Benjamin Polakoff & Son, Inc.                              May 1992
Perloff Brothers, Inc. (Tartan Foods)                      December 1992
St. Louis Division of Clark Foodservice, Inc.              February 1993
Ritter Food Corporation                                    August 1993
Strano Foodservice                                         July 1996
Foodservice distribution division of Jordan's Meats        May 1998
Foodservice distribution division of Beaver Street
   Fisheries, Inc.                                         June 1998

CORPORATE HEADQUARTERS' SERVICES AND CONTROLS

SYSCO's corporate staff, consisting of approximately 770 persons, provides a number of services to the Company's operating divisions and subsidiaries. These persons possess experience and expertise in, among other areas, accounting and finance, cash management, data processing, employee benefits, engineering and insurance. Also provided are legal, marketing and tax compliance services as well as warehousing and distribution services which provide assistance in space utilization, energy conservation, fleet management and work flow.

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

CAPITAL IMPROVEMENTS

To maximize productivity and customer service, the Company continues to construct and modernize its distribution facilities. During fiscal 1998, 1997 and 1996, approximately $259,000,000, $211,000,000, and $236,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The Company estimates its capital expenditures in fiscal 1999 should be in the range of $240,000,000 to $260,000,000. During the three years ended June 27, 1998, capital expenditures have been financed primarily by internally generated funds, the Company's commercial paper program and bank borrowings.

EMPLOYEES

As of June 27, 1998, the Company had approximately 33,400 employees, 22% of whom are represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally with monitoring and assistance by the corporate staff. Collective bargaining agreements covering approximately 25% of the Company's union employees expire during fiscal 1999. SYSCO considers its labor relations to be satisfactory.

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

DEBT ISSUANCE

On June 3, 1998 SYSCO filed with the Securities and Exchange Commission a new $500,000,000 shelf registration of debt securities. On July 22, 1998 SYSCO issued 6.5% debentures totaling $225,000,000 under the shelf registration, due on August 1, 2028. These debentures were priced at 99.685% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO the right to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to insure that the debenture holders are not penalized by the early redemption. Proceeds from the debentures were used to pay down outstanding commercial paper.

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

SYSCO is not engaged in material research activities relating to the development of new products or the improvement of existing products. In fiscal 1996 the Company completed an internally developed project that involved the redesign and development of the computer operating systems through which SYSCO's operating companies will process, control and report the results of all transactions. In the second quarter of fiscal 1998, SYSCO recorded a one-time, after-tax, non-cash charge of $28,053,000 to comply with a new consensus ruling by the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF Issue No. 97-13), requiring reengineering costs associated with computer systems development to be expensed as they are incurred. Prior to this ruling, SYSCO had capitalized business process reengineering costs incurred in connection with its SYSCO Uniform Systems information systems redevelopment project in accordance with generally accepted accounting principles. Installation will continue company-wide through calendar year 1999 and such installation is expected to provide the basis for business expansion over the next several years without having a material adverse effect on the business or operations of the Company. Amounts that remain capitalized are being amortized as completed portions of the project are put into use.

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

The Company operates 93 facilities within the United States and three in Canada.

ITEM 2.  PROPERTIES

The table below shows the number of distribution facilities and self-serve centers occupied by the Company in each state or province and the aggregate cubic footage devoted to cold and dry storage.

                           Number of       Cold Storage            Dry Storage
                           Facilities        (Thousands             (Thousands
     Location             and Centers      Cubic Feet)             Cubic Feet)
     --------             -----------      ------------            -----------
Alabama                         1                  65                  324
Alaska                          1                 331                  965
Arizona                         1               1,485                3,410
Arkansas                        1               1,200                1,145
California                      9               7,998               14,302
Colorado                        4               2,759                5,176
Connecticut                     1               2,489                2,737
Florida                         5              12,593               14,746
Georgia                         2               3,468                6,815
Idaho                           1                 998                1,154
Illinois                        3               3,355                4,498
Indiana                         1               1,404                1,832
Iowa                            1                 687                1,215
Kansas                          1               1,975                2,592
Kentucky                        1               2,330                2,648
Louisiana                       1               2,575                1,875
Maine                           2               1,341                2,030
Maryland                        4               6,309                6,836
Massachusetts                   3               4,130                3,696
Michigan                        3               4,976                8,102
Minnesota                       1               2,085                2,370
Mississippi                     1               2,125                2,690
Missouri                        1               1,128                1,348
Montana                         1               2,043                1,830
Nebraska                        1               2,092                2,618
New Jersey                      2               1,681                4,185
New Mexico                      1               1,856                1,855
New York                        7               5,506                8,912
North Carolina                  1               1,929                2,421
Ohio                            4               6,152               11,493
Oklahoma                        3               1,145                2,737
Oregon                          2               3,431                3,455
Pennsylvania                    4               4,743                6,937
South Dakota                    1                   3                  166
Tennessee                       4               6,289                9,223
Texas                           8              11,179               17,474
Utah                            1               1,810                1,845
Virginia                        1               1,186                1,672
Washington                      1               2,604                2,712
Wisconsin                       2               4,083                3,782
British Columbia, Canada        2               1,426                1,855
Ontario, Canada                 1               1,073                1,030
                               --             -------              -------
     Total                     96             128,037              178,708
                               ==             =======              =======

The Company owns approximately 268,000,000 cubic feet of its distribution facilities and self-serve centers (or 87.9% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 1999 to 2011, exclusive of renewal options. Certain of the facilities owned by the Company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $54,718,000 at June 27, 1998. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates to 2026.

The Company owns its approximately 188,000 square foot headquarters office complex in Houston, Texas.

Facilities in Modesto, California, Minneapolis, Minnesota, Little Rock, Arkansas, Kansas City, Kansas, Palmetto, Florida, Portland, Maine and Harrisonburg, Virginia (which in the aggregate account for approximately 6% of fiscal 1998 sales) are operating near capacity and the Company is currently constructing expansions for these distribution facilities. A full service distribution facility near San Diego, California has been completed and is scheduled to open during the second quarter of fiscal 1999. The Company is planning to complete construction of a full service distribution facility near Birmingham, Alabama during fiscal 1999.

The Company's fleet of approximately 5,770 delivery vehicles consists of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The Company owns approximately 92% of these vehicles and leases the remainder.

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

                                                                SERVED IN THIS
    NAME OF OFFICER                CAPACITY                     POSITION SINCE            AGE
    ---------------                --------                     --------------            ---
John F. Woodhouse              Chairman of the Board                1985                  67
                               of Directors  (1998)

Bill M. Lindig                 President and Chief                  1985, 1995            61
                               Executive Officer and                & 1983
                               Director  (1999)

Charles H. Cotros              Executive Vice President and         1988, 1995            61
                               Chief Operating Officer and          & 1985
                               Director  (2000)

O. Wayne Duncan                Senior Vice President,               1995                  60
                               Operations

George L. Holm                 Senior Vice President,               1996                  42
                               Operations

Thomas E. Lankford             Senior Vice President,               1995                  50
                               Operations

Gregory K. Marshall            Senior Vice President                1993                  51

Richard J. Schnieders          Senior Vice President,               1992 &                50
                               Merchandising Services and           1997
                               Multi-Unit Sales and
                               Director (2000)

John K. Stubblefield, Jr.      Senior Vice President and            1993 &                52
                               Chief Financial Officer              1994

Arthur J. Swenka               Senior Vice President,               1995                  61
                               Operations and Director (2000)

James D. Wickus                Senior Vice President,               1995                  55
                               Operations

Diane Day Sanders              Vice President and Treasurer         1994                  49

Each of the executive officers listed above has been employed by the Company, or a subsidiary or division of the Company, throughout the past five years.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

The principal market for SYSCO's Common Stock is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for SYSCO's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends paid for the periods indicated, adjusted for the 2-for-1 stock split effected by a 100% stock dividend paid on March 20, 1998.

                                  Common Stock Prices
                            -------------------------------        Dividends
                                High                Low              Paid
                            -----------        ------------        ---------
Fiscal 1997
    First Quarter           $    17-1/4        $    13-9/16         $0.065
    Second Quarter               17-3/4            15-13/16          0.065
    Third Quarter              17-13/16              14-5/8          0.075
    Fourth Quarter               19-1/8              16-1/2          0.075

Fiscal 1998
    First Quarter           $  19-23/32        $    17-3/32         $0.075
    Second Quarter             23-13/32            17-29/32          0.075
    Third Quarter                26-3/4              21-5/8          0.085
    Fourth Quarter               26-3/4              21-7/8          0.090


The number of record owners of SYSCO's Common Stock as of June 27, 1998 was 16,142.

Item 6.
Selected Financial Data


-----------------------------------------------------------------------------------------------------------------------------
                                                                               Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------------------------
(In thousands except for share data)                1998             1997            1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------
Sales                                           $ 15,327,536     $ 14,454,589    $ 13,395,130    $ 12,118,047    $ 10,942,499
Earnings before income taxes                         532,493          495,955         453,943         417,618         367,582
Income taxes                                         207,672          193,422         177,038         165,794         150,830
                                                ------------     ------------    ------------    ------------    ------------
Earnings before cumulative effect
        of accounting change                         324,821          302,533         276,905         251,824         216,752
Cumulative effect of accounting change               (28,053)              --              --              --              --
                                                ------------     ------------    ------------    ------------    ------------
Net earnings                                         296,768          302,533         276,905         251,824         216,752
                                                ============     ============    ============    ============    ============
Earnings before accounting change:
        Basic earnings per share                        0.95             0.85            0.76            0.69            0.59
        Diluted earnings per share                      0.95             0.85            0.75            0.68            0.58
Cumulative effect of accounting change:
        Basic earnings per share                       (0.08)              --              --              --              --
        Diluted earnings per share                     (0.08)              --              --              --              --
Net earnings:
        Basic earnings per share                        0.87             0.85            0.76            0.69            0.59
        Diluted earnings per share                      0.86             0.85            0.75            0.68            0.58
Cash dividends per share                                0.33             0.28            0.24            0.20            0.16
Total assets                                       3,780,189        3,433,823       3,319,943       3,097,161       2,811,729
Capital expenditures                                 259,353          210,868         235,891         201,577         161,485
Long-term debt                                       867,017          685,620         581,734         541,556         538,711
Shareholders' equity                               1,356,789        1,400,472       1,474,678       1,403,603       1,240,909
                                                ------------     ------------    ------------    ------------    ------------
Total capitalization                               2,223,806        2,086,092       2,056,412       1,945,159       1,779,620
                                                ============     ============    ============    ============    ============
Ratio of long-term debt to capitalization               39.0%            32.9%           28.3%           27.8%           30.3%


Item 7.
Management's Discussion And Analysis

LIQUIDITY AND CAPITAL RESOURCES

SYSCO provides marketing and distribution services to foodservice customers and suppliers throughout the contiguous United States, Alaska and western and central Canada. The company intends to continue to expand its market share through profitable sales growth and consistent emphasis on the development of its consolidated buying programs. The company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

        SYSCO's operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers' needs; cash dividends; and acquisitions fitting within the company's overall growth strategy. Any remaining cash generated from operations also is applied toward a portion of the cost of shares repurchased in the buyback program, while the remainder of the cost may be financed with additional long-term debt. SYSCO's initial share repurchase program was used primarily to offset shares issued under various employee benefit and compensation plans. The company significantly accelerated the repurchase program beginning in February 1996. The share repurchase program reduces outstanding shares and increases earnings per share, while maintaining long-term debt to total capitalization within its intended target range of 30% to 40%. This ratio was 39% and 33% at June 27, 1998 and June 28, 1997, respectively.

        In November 1996, the Board authorized an additional 12,000,000 share buyback to be completed in calendar 1997 and in July 1997 authorized an additional 12,000,000 share buyback to be completed in fiscal 1998. The number of shares acquired and their cost for the past three years, restated to reflect the stock-split, was 12,129,700 shares for $263,416,000 in fiscal 1998, 18,032,800 shares for $305,301,000 in fiscal 1997 and 14,628,200 shares for
$232,070,000 in fiscal 1996. On September 4, 1998, the Board authorized a new 8,000,000 share buyback to be completed in calendar 1999.

        Net cash generated from operating activities was $357,764,000 in 1998, $498,108,000 in 1997 and $350,434,000 in 1996. Expenditures for facilities, fleet and other equipment were $259,353,000 in 1998, $210,868,000 in 1997 and $235,891,000 in 1996. Expenditures in fiscal 1999 should be in the range of $240,000,000 to $260,000,000.

        In April 1997, in two separate offerings, SYSCO drew down the remaining $150,000,000 of the $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995. SYSCO issued 7.16% debentures totaling $50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. Also issued were 7.25% senior notes totaling $100,000,000 due April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and not subject to any sinking fund requirement. In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement.

        On June 3, 1998 SYSCO filed with the Securities and Exchange Commission a new $500,000,000 shelf registration of debt securities. On July 22, 1998 SYSCO issued 6.5% debentures totaling $225,000,000 under the shelf registration, due August 1, 2028. These debentures were priced at 99.685% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO the right to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to insure that the debenture holders are not penalized by the early redemption. Proceeds from the debentures were used to pay down outstanding commercial paper.

        The net cash provided by operations less cash utilized for capital expenditures, the stock repurchase program, cash dividends and other uses resulted in net long-term debt of $867,017,000 at June 27, 1998. About 68% of the long-term debt is at fixed rates averaging 7.25% and the remainder is at floating rates averaging 5.6%. Long-term debt to capitalization was 39% at June 27, 1998, up 6% from the 33% at June 28, 1997 and up 11% from the 28% at June 29, 1996. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

        SYSCO has a commercial paper program which is currently supported by a $300,000,000 bank credit facility. During fiscal 1998, 1997 and 1996, commercial paper and short-term bank borrowings ranged from approximately $29,581,000 to $417,924,000, from approximately $23,376,000 to $263,782,000, and from approximately $69,200,000 to $355,000,000, respectively.

        In summary, SYSCO believes that through continued monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

MARKET RISK

SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations discussed above. At June 27, 1998 the company had outstanding $294,798,000 of commercial paper with maturities through July 7, 1998. The company's remaining long-term debt obligations of $572,219,000 were primarily at fixed rates of interest. Subsequent to year-end, as discussed above, SYSCO issued additional fixed rate debt and paid down the commercial paper balance with the proceeds. SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

SALES

The annual increases in sales of 6% in 1998 and 8% in 1997 result from several factors. Sales in fiscal 1998 and 1997 were affected by the relatively modest growth in the U.S. economy, as well as in the foodservice industry. After adjusting for food price increases and acquisitions, real sales growth was about 6% in 1998 and 5% in 1997. The cost of SYSCO's foodservice products during the first six months of fiscal 1998 were deflated while those costs during the latter half of the year were inflated just above 1%, resulting in zero inflation for the entire year. This compares to an increase of approximately 2.3% in fiscal 1997. Industry sources estimate the total foodservice market experienced real growth of approximately 2% in calendar 1997 and 1996.

        Sales for fiscal 1996 through 1998 were as follows:

------------------------------------------------------------------
Year                                   Sales            % Increase
------------------------------------------------------------------
1998                              $15,327,536,000            6%
1997                               14,454,589,000            8
1996                               13,395,130,000           11

        A comparison of the sales mix in the principal product categories during the last three years is presented below:

-------------------------------------------------------------------------------
                                                      1998      1997      1996
                                                     ------    ------    ------
Medical supplies                                          1%        1%        1%
Dairy products                                            9         9         9
Fresh and frozen meats                                   15        15        15
Seafoods                                                  6         5         5
Poultry                                                  10        10        10
Frozen fruits, vegetables, bakery and other              15        15        14
Canned and dry products                                  23        23        24
Paper and disposables                                     7         8         8
Janitorial products                                       2         2         2
Equipment and smallwares                                  3         3         3
Fresh produce                                             6         6         6
Beverage products                                         3         3         3
                                                     ------    ------    ------
                                                        100%      100%      100%
                                                     ======    ======    ======


        A comparison of sales by type of customer during the last three years is presented below:

-------------------------------------------------------------------------------
                                                     1998      1997      1996
                                                    ------    ------    ------
Restaurants                                             62%       61%       61%
Hospitals and nursing homes                             11        11        11
Schools and colleges                                     7         7         7
Hotels and motels                                        5         6         6
All other                                               15        15        15
                                                    ------    ------    ------
                                                       100%      100%      100%
                                                    ======    ======    ======

COST OF SALES

Cost of sales increased about 6% in 1998 and 8% in 1997. These increases were generally in line with the increases in sales. The rate of increase is influenced by SYSCO's overall customer and product mix as well as economies realized in product acquisition.

OPERATING EXPENSES

Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales were 14.6% for fiscal 1998, 14.4% for fiscal 1997 and 14.3% for fiscal 1996. Changes in the percentage relationship of operating expenses to sales result from an interplay of several economic influences, including customer mix. Inflationary increases in operating costs generally have been offset through improved productivity.

INTEREST EXPENSE

Interest expense increased $11,920,000 or approximately 26% in fiscal 1998 as compared to an increase of $5,483,000 or approximately 13% in fiscal 1997. The increases in fiscal 1998 and 1997 were due primarily to increased borrowings. Interest capitalized during the past three years was $2,095,000 in 1998, $2,215,000 in 1997 and $2,783,000 in 1996.

OTHER, NET

Other decreased $215,000 or about 133% in fiscal 1998 and decreased $842,000 or about 84% in fiscal 1997. Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes rose $36,538,000, or approximately 7%, above fiscal 1997 which had increased $42,012,000, or approximately 9%, over the prior year. Additional sales and realization of operating efficiencies contributed to the increases.

PROVISION FOR INCOME TAXES

The effective tax rate for 1998 and 1997 was approximately 39%.

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Fiscal 1998 represents the twenty-second consecutive year of increased earnings before the cumulative effect of an accounting change. Earnings before cumulative effect of accounting change rose $22,288,000, or approximately 7%, above fiscal 1997 which had increased $25,628,000, or approximately 9%, over the prior year.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In the second quarter of fiscal 1998, SYSCO recorded a one-time, after-tax, non-cash charge of $28,053,000 to comply with a new consensus ruling by the Emerging Issues Task Force of the Financial Accounting Standards Board, (EITF Issue No. 97-13), requiring reengineering costs associated with computer systems development to be expensed as they are incurred. Prior to this change, SYSCO had capitalized business process reengineering costs incurred in connection with its SYSCO Uniform Systems information systems redevelopment project in accordance with generally accepted accounting principles.

NET EARNINGS

Net earnings for the year decreased $5,765,000 or approximately 2% below fiscal 1997, which had increased $25,628,000 or approximately 9% over the prior year. The decrease was caused by the accounting change discussed above, partially offset by the increase in earnings before the cumulative effect of the accounting change.

DIVIDENDS

The quarterly dividend rate of nine cents per share was established in February 1998 when it was increased from the eight and one-half cents per share set in November 1997.

RETURN ON SHAREHOLDERS' EQUITY

The return on average shareholders' equity before the cumulative effect of the accounting change for 1998 was approximately 23% compared to 21% in 1997 and 19% in 1996. Since inception SYSCO has averaged in excess of a 17% return on shareholders' equity before the cumulative effect of an accounting change.

YEAR 2000

In recent years, SYSCO has been replacing and enhancing its information systems to gain operational efficiencies. In addition, a company-wide program has been underway to prepare its information systems and applications for the year 2000.

        SYSCO has completed a comprehensive assessment of the impact of the year 2000 on all of its internal information systems and applications. SYSCO expects to make the necessary revisions or upgrades to its systems to render it year 2000 compliant. Attention is also being focused on compliance attainment efforts of and key interfaces with suppliers and customers. SYSCO could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by SYSCO or unrelated third parties. Contingency plans are therefore under development to mitigate the extent of any such potential disruption to business operations. Based on preliminary information, the costs to the company of addressing potential year 2000 issues are not expected to have a material adverse impact on SYSCO's consolidated results of operations or financial position.

        There can be no assurance that the efforts or the contingency plans related to the company's systems, or those of other entities relied upon will be successful or that any failure to convert, upgrade or appropriately plan for contingencies would not have a material adverse effect on SYSCO.

FORWARD-LOOKING STATEMENTS

Certain statements made herein are foward-looking statements under the Private Securities Litigation Reform Act of 1995. They include projected sales increases, customer mix, product cost inflation/deflation, implementation and anticipated results of "fold-outs", payment of dividends, consistency and predictability of earnings and cash flow growth, continuation of the share repurchase program, projected sales to particular customers, potential acquisitions and year 2000 compliance efforts, timetables and the anticipated costs of these efforts. These statements are based on current expectations and management estimates and actual results may differ materially. Decisions to pursue "fold-outs" and expenditures for "fold-outs" could vary depending upon construction schedules and the timing of other purchases, such as fleet and equipment, while "fold-out" results could be impacted by competitive conditions, labor issues and other matters. Acquisitions depend upon the availability and suitability of potential candidates and management's allocation of capital. Industry growth, sales increases, customer mix, product cost inflation/deflation, payment of dividends, the consistency and predictability of earnings and cash flow growth and year 2000 costs and compliance efforts could be affected by conditions in the economy, the industry and internal factors that may alter planned results. Furthermore, potential year 2000 costs and compliance efforts could be affected by conditions in the economy and the customer's ability to make planned levels of sales available to SYSCO. The share repurchase program could be affected by market prices of the company's stock as well as management's decision to utilize its capital for other purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998

Financial Statements:

                                                                         Page
         Report of Management on Internal Accounting Controls...........  18

         Report of Independent Public Accountants.......................  20

         Consolidated Financial Statements:

               Consolidated Balance Sheets..............................  21
               Consolidated Results of Operations.......................  22
               Consolidated Shareholders' Equity........................  23
               Consolidated Cash Flows..................................  24
               Summary of Accounting Policies...........................  25
               Additional Financial Information.........................  26

Schedule:

II       Valuation and Qualifying Accounts..............................  S-1


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

The Company believes that its system of internal controls is effective and adequate to accomplish the objectives discussed above.




   /s/      BILL M. LINDIG                 /s/   JOHN K. STUBBLEFIELD, JR.
-------------------------------------     -----------------------------------
            Bill M. Lindig                       John K. Stubblefield, Jr.
President and Chief Executive Officer            Senior Vice President and
                                                  Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware corporation) and subsidiaries as of June 27, 1998 and June 28, 1997, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended June 27, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysco Corporation and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles.

As discussed in the summary of accounting policies, effective December 27, 1997, the Company changed its method of accounting for costs of business process reengineering activities associated with systems development projects.

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


/s/  Arthur Andersen LLP

Arthur Andersen LLP
Houston, Texas
July 28, 1998

Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------
(In thousands except for share data)                                                 June 27, 1998  June 28, 1997
-----------------------------------------------------------------------------------------------------------------
Assets
Current assets
        Cash                                                                         $  110,288     $  117,696
        Accounts and notes receivable, less allowances of $20,081 and $17,240         1,215,610      1,065,002
        Inventories                                                                     790,501        733,782
        Deferred taxes                                                                   37,073         23,720
        Prepaid expenses                                                                 26,595         21,429
                                                                                     ----------     ----------
                Total current assets                                                  2,180,067      1,961,629

Plant and equipment at cost, less depreciation                                        1,151,054      1,058,432

Other assets
        Goodwill and intangibles, less amortization                                     307,959        247,423
        Other                                                                           141,109        166,339
                                                                                     ----------     ----------
                Total other assets                                                      449,068        413,762
                                                                                     ----------     ----------
Total assets                                                                         $3,780,189     $3,433,823
                                                                                     ==========     ==========
Liabilities and shareholders' equity
Current liabilities
        Notes payable                                                                $   42,333     $   14,267
        Accounts payable                                                                849,159        827,593
        Accrued expenses                                                                292,255        240,928
        Income taxes                                                                     25,523         17,741
        Current maturities of long-term debt                                            114,920         13,285
                                                                                     ----------     ----------
                Total current liabilities                                             1,324,190      1,113,814

Long-term debt                                                                          867,017        685,620
Deferred taxes                                                                          232,193        233,917

Contingencies

Shareholders' equity
        Preferred stock, par value $1 per share
                Authorized 1,500,000 shares, issued none                                     --             --
        Common stock, par value $1 per share
                Authorized 500,000,000 shares, issued 382,587,450
                and 191,293,725 shares                                                  382,587        191,294
        Paid-in capital                                                                      --         32,258
        Retained earnings                                                             1,796,488      1,771,548
                                                                                     ----------     ----------
                                                                                      2,179,075      1,995,100
        Less cost of treasury stock, 47,578,288 and 18,855,458 shares                   822,286        594,628
                                                                                     ----------     ----------
        Total shareholders' equity                                                    1,356,789      1,400,472
                                                                                     ----------     ----------
Total liabilities and shareholders' equity                                           $3,780,189     $3,433,823
                                                                                     ==========     ==========


See Summary of Accounting Policies and Additional Financial Information.

Consolidated Results of Operations

----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended
----------------------------------------------------------------------------------------------------------------
(In thousands except for share data)                           June 27, 1998     June 28, 1997     June 29, 1996
----------------------------------------------------------------------------------------------------------------

Sales                                                          $ 15,327,536      $ 14,454,589      $ 13,395,130
Costs and expenses
        Cost of sales                                            12,499,636        11,835,959        10,983,796
        Operating expenses                                        2,236,932         2,076,335         1,917,376
        Interest expense                                             58,422            46,502            41,019
        Other, net                                                       53              (162)           (1,004)
                                                               ------------      ------------      ------------
                Total costs and expenses                         14,795,043        13,958,634        12,941,187
                                                               ============      ============      ============
Earnings before income taxes                                        532,493           495,955           453,943
Income taxes                                                        207,672           193,422           177,038
                                                               ------------      ------------      ------------
Earnings before cumulative effect of accounting change              324,821           302,533           276,905
Cumulative effect of accounting change                              (28,053)               --                --
                                                               ------------      ------------      ------------
Net earnings                                                   $    296,768      $    302,533      $    276,905
                                                               ============      ============      ============
Earnings before accounting change:
        Basic earnings per share                               $       0.95      $       0.85      $       0.76
        Diluted earnings per share                                     0.95              0.85              0.75
Cumulative effect of accounting change:
        Basic earnings per share                                      (0.08)               --                --
        Diluted earnings per share                                    (0.08)               --                --
Net earnings:
        Basic earnings per share                                       0.87              0.85              0.76
        Diluted earnings per share                                     0.86              0.85              0.75



See Summary of Accounting Policies and Additional Financial Information.

Consolidated Shareholders' Equity

----------------------------------------------------------------------------------------------------------------------------------
                                            Common Stock                                                     Treasury Stock
                                        ---------------------                                           --------------------------
                                                                       Paid-in         Retained
(In thousands except for share data)    Shares         Amount          Capital         Earnings         Shares            Amount
----------------------------------------------------------------------------------------------------------------------------------

Balance at July 1, 1995            191,293,725      $   191,294    $    48,674      $ 1,379,405        8,429,203      $   215,770
Net earnings
        for year ended
        June 29, 1996                                                                   276,905
Cash dividends paid,
        $.24 per share                                                                  (87,721)
Treasury stock purchases                                                                               7,314,100          232,070
Stock issued upon conversion of
        Liquid Yield Option Notes                                      (11,190)                       (3,816,525)         (99,776)
Stock options exercised                                                 (2,642)                         (271,406)          (7,123)
Employees' Stock Purchase Plan                                            (610)                         (531,569)         (14,339)
Management Incentive Plan                                                  947                          (242,884)          (6,218)
                                   -----------      -----------    -----------      -----------      -----------      -----------

Balance at June 29, 1996           191,293,725      $   191,294    $    35,179      $ 1,568,589       10,880,919      $   320,384
Net earnings
        for year ended
        June 28, 1997                                                                   302,533
Cash dividends paid,
        $.28 per share                                                                  (99,574)
Treasury stock purchases                                                                               9,016,400          305,301
Stock options exercised                                                 (3,069)                         (334,139)          (9,838)
Employees' Stock Purchase Plan                                            (789)                         (512,603)         (15,474)
Management Incentive Plan                                                  937                          (195,119)          (5,745)
                                   -----------      -----------    -----------      -----------      -----------      -----------

Balance at June 28, 1997           191,293,725      $   191,294    $    32,258      $ 1,771,548       18,855,458      $   594,628
Net earnings
        for year ended
        June 27, 1998                                                                   296,768
Cash dividends paid,
        $.33 per share                                                                 (110,928)
Treasury stock purchases                                                                               6,064,850          263,416
Stock options exercised                                                 (4,308)                         (491,795)         (15,174)
Employees' Stock Purchase Plan                                           1,359                          (433,419)         (14,048)
Management Incentive Plan                                                1,084                          (205,950)          (6,536)
2-for-1 stock split                191,293,725          191,293        (30,393)        (160,900)      23,789,144
                                   -----------      -----------    -----------      -----------      -----------      -----------
Balance at June 27, 1998           382,587,450      $   382,587    $        --      $ 1,796,488       47,578,288      $   822,286
                                   ===========      ===========    ===========      ===========      ===========      ===========



See Summary of Accounting Policies and Additional Financial Information.

Consolidated Cash Flows

-------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended
                                                                      ---------------------------------------------
(In thousands)                                                        June 27, 1998   June 28, 1997   June 29, 1996
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net earnings                                                     $ 296,768      $ 302,533      $ 276,905
        Add non-cash items:
                Cumulative effect of accounting change                      28,053             --             --
                Depreciation and amortization                              181,234        160,292        144,709
                Interest on Liquid Yield Option Notes                           --             --          2,274
                Deferred tax (benefit) provision                           (15,077)        11,081         16,079
                Provision for losses on receivables                         22,959         21,588         16,427
Additional investment in certain assets and liabilities,
        net of effect of businesses acquired:
                        (Increase) in receivables                         (162,276)       (40,247)      (123,653)
                        (Increase) in inventories                          (48,483)        (6,883)       (56,076)
                        (Increase) decrease in prepaid expenses             (4,871)        (2,534)           242
                        Increase in accounts payable                        14,114         43,145         70,744
                        Increase in accrued expenses                        50,875         27,512          6,615
                        Increase (decrease) in income taxes                  7,782         (5,589)        12,955
                        (Increase) in other assets                         (13,314)       (12,790)       (16,787)
                                                                         ---------      ---------      ---------
        Net cash provided by operating activities                          357,764        498,108        350,434
                                                                         ---------      ---------      ---------
Cash flows from investing activities:
        Additions to plant and equipment                                  (259,353)      (210,868)      (235,891)
        Proceeds from sales of plant and equipment                           8,296          2,842         11,024
        Acquisition of businesses, net of cash acquired                    (84,473)        (5,330)            --
                                                                         ---------      ---------      ---------
        Net cash used for investing activities                            (335,530)      (213,356)      (224,867)
                                                                         ---------      ---------      ---------
Cash flows from financing activities:
        Bank and commercial paper borrowings                               303,996         92,039        146,775
        Other debt borrowings (repayments)                                   6,813          9,885         (4,053)
        Common stock reissued from treasury                                 33,893         28,136         25,375
        Treasury stock purchases                                          (263,416)      (305,301)      (232,070)
        Dividends paid                                                    (110,928)       (99,574)       (87,721)
                                                                         ---------      ---------      ---------
        Net cash used for financing activities                             (29,642)      (274,815)      (151,694)
                                                                         ---------      ---------      ---------
Net (decrease) increase in cash                                             (7,408)         9,937        (26,127)
Cash at beginning of year                                                  117,696        107,759        133,886
                                                                         ---------      ---------      ---------
Cash at end of year                                                      $ 110,288      $ 117,696      $ 107,759
                                                                         =========      =========      =========
Supplemental disclosures of cash flow information:
        Cash paid during the year for:
                        Interest                                         $  58,306      $  44,575      $  38,527
                        Income taxes                                       195,133        186,153        141,302


See Summary of Accounting Policies and Additional Financial Information.

SUMMARY OF ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

SYSCO Corporation (SYSCO) is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "food-prepared-away-from-home" industry. These services are performed from 70 distribution facilities for approximately 300,000 customers located in the 37 states where facilities are situated, in 11 adjacent states and Alaska. The company also has one facility in Vancouver, British Columbia and one in Peterborough, Ontario, which service customers in those areas.

     The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the 1998 presentation.

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

     Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized during the past three years was $2,095,000 in 1998, $2,215,000 in 1997 and $2,783,000 in 1996.

GOODWILL AND INTANGIBLES

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired and are amortized over 40 years using the straight-line method. Accumulated amortization at June 27, 1998, June 28, 1997 and June 29, 1996 was $74,554,000, $66,521,000 and $58,668,000, respectively.

COMPUTER SYSTEMS DEVELOPMENT PROJECT

In the second quarter of fiscal 1998, SYSCO recorded a one-time, after-tax, non-cash charge of $28,053,000 to comply with a new consensus ruling by the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF Issue No. 97-13), requiring reengineering costs associated with computer systems development to be expensed as they are incurred. Prior to this ruling, SYSCO had capitalized business process reengineering costs incurred in connection with its SYSCO Uniform Systems information systems redevelopment project in accordance with generally accepted accounting principles.

     No costs were capitalized in fiscal 1998 and fiscal 1997, while $2,994,000 was capitalized during fiscal 1996. Amounts that remain capitalized are being amortized as completed portions of the project are put into use. Accumulated amortization, including the one-time charge, at June 27, 1998, June 28, 1997 and June 29, 1996 was $36,532,000, $1,624,000 and $753,000, respectively.

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

NEW ACCOUNTING STANDARDS

In the second quarter of fiscal 1998, SYSCO adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options. Diluted earnings per share under SFAS No. 128 is very similar to the previously reported fully-diluted earnings per share. Earnings per share amounts for each period have been presented and restated to conform to the SFAS No. 128 requirements.

     In fiscal 1998, SYSCO adopted SFAS No. 130, "Reporting Comprehensive Income." The adoption of this standard did not have an effect on SYSCO's reported net earnings in fiscal 1998 as SYSCO has no additional comprehensive income under the statement.

     In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for SYSCO's use. SYSCO is required to and will adopt SOP 98-1 in the first quarter of fiscal 2000 and believes that adoption will not have a significant effect on its consolidated results of operations or financial position.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." At adoption, SOP 98-5 requires SYSCO to write-off any unamortized start-up costs as a cumulative effect of a change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. SYSCO is required to and will adopt SOP 98-5 in the first quarter of fiscal 2000 and believes that adoption will not have a significant effect on its consolidated results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SYSCO is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2000. SYSCO does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

Additional Financial Information

INCOME TAXES

The income tax provisions consist of the following:

--------------------------------------------------------------------------------
                                     1998             1997             1996
                                 ------------     ------------     ------------
Federal income taxes             $189,758,000     $176,754,000     $161,142,000
State and local income taxes       17,914,000       16,668,000       15,896,000
                                 ------------     ------------     ------------
Total                            $207,672,000     $193,422,000     $177,038,000
                                 ============     ============     ============

     Included in the income taxes charged to earnings are net deferred tax benefits of $15,077,000 in 1998, and deferred tax provisions of $11,081,000 in 1997 and $16,079,000 in 1996. These components result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the company's deferred tax assets and liabilities are as follows:

--------------------------------------------------------------------------------------------------
                                                                    June 27, 1998    June 28, 1997
                                                                    -------------    -------------
Deferred tax liabilities:
        Excess tax depreciation and basis differences of assets     $ 196,429,000    $ 192,068,000
        Computer systems development project                           11,109,000       22,855,000
        Other                                                          24,655,000       18,994,000
                                                                    -------------    -------------
                Total deferred tax liabilities                        232,193,000      233,917,000
                                                                    =============    =============
Deferred tax assets:
        Accrued pension expenses                                       19,759,000       10,221,000
        Accrued medical and casualty insurance expenses                 6,709,000        5,254,000
        Other                                                          10,605,000        8,245,000
                                                                    -------------    -------------
                Total deferred tax assets                              37,073,000       23,720,000
                                                                    -------------    -------------
Net deferred tax liabilities                                        $ 195,120,000    $ 210,197,000
                                                                    =============    =============

     The company has enjoyed taxable earnings during each year of its twenty-nine year existence and knows of no reason such profitability should not continue. Consequently, the company believes that it is more likely than not that the entire benefit of existing temporary differences will be realized and therefore no valuation allowance has been established for deferred tax assets.

     Reconciliations of the statutory Federal income tax rate to the effective income tax rates are as follows:

--------------------------------------------------------------------------------------------------
                                                                  1998          1997          1996
                                                                  ----          ----          ----
Statutory Federal income tax rate                                   35%           35%           35%
State and local income taxes, net of Federal income tax benefit      4             4             4
                                                                  ----          ----          ----
                                                                    39%           39%           39%
                                                                  ====          ====          ====

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

The allowance for doubtful accounts receivable was $20,081,000 as of June 27, 1998, $17,240,000 as of June 28, 1997 and $16,380,000 as of June 29, 1996.
Customer accounts written off, net of recoveries, were $21,218,000 or 0.14% of sales, $21,183,000 or 0.15% of sales and $16,048,000 or 0.12% of sales for fiscal years 1998, 1997 and 1996, respectively.

SHAREHOLDERS' EQUITY

On February 11, 1998 the Board of Directors declared a 2-for-1 stock split effected by a 100% stock dividend paid on March 20, 1998 to shareholders of record on February 27, 1998. All share and per share data in these financial statements have been restated to reflect the stock split.

     In fiscal 1998, SYSCO adopted the provisions of SFAS No. 128, "Earnings Per Share," which replaced the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share. Basic earnings per share have been computed by dividing net earnings by 340,380,477 in 1998, 354,470,170 in 1997 and 365,197,794 in 1996, which represents the weighted average number of shares of common stock outstanding during those respective years. Diluted earnings per share have been computed by dividing net earnings by 343,440,181 in 1998, 356,083,594 in 1997 and 369,715,296 in 1996, which represents the weighted average number of shares of common stock outstanding during those respective years adjusted for the dilutive effect of stock options outstanding under the treasury stock method.

     In May 1986, the Board of Directors adopted a Warrant Dividend Plan designed to protect against those unsolicited attempts to acquire control of SYSCO that the Board believes are not in the best interest of the shareholders. In May 1996, the Board of Directors adopted an amended and restated plan which, among other things, extends the expiration of the plan through May 2006. As amended, the plan provides for a dividend distribution of one-half of one Preferred Stock Purchase Right (Right) for each outstanding share of SYSCO common stock. Each Right may be exercised to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $175, subject to adjustment. The Rights will not be exercisable until a party either acquires 10% of the company's common stock or makes a tender offer for 10% or more of its common stock. In the event of a merger or other business combination transaction, each Right effectively entitles the holder to purchase $350 worth of stock of the surviving company for a purchase price of $175.

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

PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

--------------------------------------------------------------------------------------------
                                                                                   Estimated
                                        June 27, 1998        June 28, 1997      Useful Lives
                                       ---------------      ---------------     ------------
Plant and equipment, at cost
        Land                           $   100,855,000      $    97,384,000
        Buildings and improvements         895,915,000          828,591,000      10-40 years
        Equipment                        1,146,192,000        1,006,211,000       3-20 years
                                       ---------------      ---------------
                                         2,142,962,000        1,932,186,000
Accumulated depreciation                  (991,908,000)        (873,754,000)
                                       ---------------      ---------------
Net plant and equipment                $ 1,151,054,000      $ 1,058,432,000
                                       ===============      ===============

DEBT

At June 27, 1998 and June 28, 1997 SYSCO had $42,333,000 and $14,267,000,
respectively, of short-term bank borrowings. The level of such borrowings fluctuates during the year based on working capital requirements.

     SYSCO's long-term debt is comprised of the following:

-----------------------------------------------------------------------------------------------
                                                              June 27, 1998       June 28, 1997
                                                              -------------       -------------
Commercial paper, interest averaging 5.7% in 1998
        and 5.6% in 1997                                      $ 294,798,000       $  18,997,000
Senior notes, interest at 9.95%, maturing in 1999                91,500,000          91,500,000
Senior notes, interest at 6.5%, maturing in 2005                149,373,000         149,283,000
Senior notes, interest at 7.0%, maturing in 2006                200,000,000         200,000,000
Senior notes, interest at 7.25%, maturing in 2007                99,657,000          99,618,000
Debentures, interest at 7.16%, maturing in 2027                  50,000,000          50,000,000
Industrial Revenue Bonds, mortgages and other debt,
        interest averaging 6.0% in 1998 and 6.1% in 1997,
        maturing at various dates to 2026                        96,609,000          89,507,000
                                                              -------------       -------------
Total long-term debt                                            981,937,000         698,905,000
Less current maturities                                        (114,920,000)        (13,285,000)
                                                              -------------       -------------
Net long-term debt                                            $ 867,017,000       $ 685,620,000
                                                              =============       =============

     The principal payments required to be made on long-term debt during the next five years are shown below:

                Year                    Amount
                ----                 ------------
                1999                 $114,920,000
                2000                   17,706,000
                2001                   11,112,000
                2002                   10,735,000
                2003                   19,730,000

     SYSCO has a $300,000,000 revolving loan agreement maturing in fiscal 2004 which currently supports the company's commercial paper program. The commercial paper borrowings at June 27, 1998 were $294,798,000.

     In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due
June 12, 2005, under a $500,000,000 shelf registration filed with the Securities and Exchange Commission in June 1995. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006, under this shelf registration. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. On April 22, 1997, in two separate offerings, SYSCO drew down the remaining $150,000,000 of the $500,000,000 shelf registration. SYSCO issued 7.16% debentures totaling $50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. At that time SYSCO also issued 7.25% senior notes totaling $100,000,000 due April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement.

     On June 3, 1998 SYSCO filed with the Securities and Exchange Commission a new $500,000,000 shelf registration of debt securities. On July 22, 1998 SYSCO issued 6.5% debentures totaling $225,000,000 under the shelf registration, due on August 1, 2028. These debentures were priced at 99.685% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO the right to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to insure that the debenture holders are not penalized by the early redemption. Proceeds from the debentures were used to pay down outstanding commercial paper.

     The Industrial Revenue Bonds have varying structures. As of June 27, 1998 final maturities range from one to twenty-eight years and certain of the bonds provide SYSCO the right to redeem (a call) at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity. Certain bonds have provisions whereby the holder may require SYSCO to purchase or redeem the bonds (a put) under certain circumstances. If certain of these bonds are purchased from bondholders, they can be remarketed at the then prevailing interest rates.

     Net long-term debt at June 27, 1998 was $867,017,000, of which 68% is at fixed rates averaging 7.25% with an average life of eight years, while the remainder is financed at floating rates averaging 5.6%. Certain loan agreements contain typical covenants to protect noteholders such as provisions to maintain tangible net worth and funded indebtedness at specified levels.

     The fair value of SYSCO's total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximates $1,012,914,000 at June 27, 1998.

     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain supplier and insurance agreements. As of June 27, 1998 and June 28, 1997, letters of credit outstanding were $14,464,000 and $14,407,000, respectively. As of June 27, 1998 SYSCO has not entered into any significant derivative or other off-balance-sheet financing arrangements.

LEASES

Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $31,324,000, $33,343,000 and $31,728,000 in fiscal 1998, 1997 and 1996, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

        Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

                Year                       Amount
                ----                       ------
                1999                    $15,376,000
                2000                     11,971,000
                2001                     10,010,000
                2002                      7,656,000
                2003                      5,976,000
                Later years              11,499,000

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

        The following summary presents information with regard to incentive options under this plan:


                                            Options Exercisable           Options Outstanding
                                       -----------------------------  -----------------------------
                                        Maximum          Weighted       Shares          Weighted
                                         Shares        Average Price     Under        Average Price
                                       Exercisable       Per Share      Option          Per Share
                                       -----------     -------------  ----------      -------------
Balance at July 1, 1995                 2,186,434           $9.40      2,186,434          $9.40
        Granted                                                              --             --
        Cancelled                                                       (280,786)          8.23
        Exercised                                                       (543,140)          8.92
                                                                        --------
Balance at June 29, 1996                1,362,508            9.84      1,362,508           9.84
        Granted                                                              --             --
        Cancelled                                                       (149,542)         11.08
        Exercised                                                       (390,448)          9.67
                                                                        --------
Balance at June 28, 1997                  822,518            9.70        822,518           9.70
        Granted                                                              --             --
        Cancelled                                                            --             --
        Exercised                                                       (303,251)          9.65
                                                                        --------
Balance at June 27, 1998                  519,267           $9.72        519,267          $9.72
                                                                        ========

        The options outstanding at June 27, 1998 under this plan have exercise prices ranging from $7.66 to $11.13 and have a weighted average remaining contractual life of 2.6 years.

1991 Stock Option Plan

        The 1991 Stock Option Plan was adopted in fiscal 1992 and originally reserved 6,000,000 shares of SYSCO common stock for options to directors, officers and key personnel of the company and its subsidiaries at the market price at date of grant. This plan provides for the issuance of options which are qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified and stock appreciation rights. During fiscal 1996, the shareholders approved an amendment to the plan for an additional 16,000,000 shares to be made available for future grants of options. To date, the company has issued stock options but no stock appreciation rights under this plan.

        The following summary presents information with regard to options issued under the 1991 plan:


                                     Options Exercisable            Options Outstanding
                                  ---------------------------   --------------------------
                                   Maximum        Weighted        Shares       Weighted
                                    Shares      Average Price     Under      Average Price
                                  Exercisable     Per Share       Option       Per Share
                                  -----------   -------------   ---------    -------------
Balance at July 1, 1995            1,009,830        $13.33      4,060,892         $13.21
        Granted                                                 2,208,900          14.38
        Cancelled                                                (154,494)         13.59
        Exercised                                                (125,668)         12.94
                                                                ---------
Balance at June 29, 1996           2,190,690         13.28      5,989,630          13.64
        Granted                                                 2,447,800          15.88
        Cancelled                                                (236,034)         14.17
        Exercised                                                (436,136)         13.33
                                                                ---------
Balance at June 28, 1997           3,446,628         13.53      7,765,260          14.35
        Granted                                                 1,901,416          17.50
        Cancelled                                                (315,422)         14.97
        Exercised                                                (841,462)         13.50
                                                                ---------
Balance at June 27, 1998           4,886,528        $13.98      8,509,792         $15.11
                                                                =========

The options outstanding at June 27, 1998 under this plan have exercise prices ranging from $12.56 to $17.50 and have a weighted average remaining contractual life of 7.2 years.

Non-Employee Directors Stock Option Plan

The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permits the issuance of up to 400,000 shares of common stock to directors who are not employees of SYSCO. Under this plan options to purchase 4,000 shares of common stock at the fair market value on the date of the grant are granted to each non-employee director annually, provided certain earnings goals are met. As of June 27, 1998, options for 136,000 shares had been granted to nine non-employee directors under this plan, none of which were exercisable.

Employees' Stock Purchase Plan

SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) who have been employed for at least one year to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During 1998, 825,129 shares of SYSCO common stock were purchased by the participants as compared to 1,022,134 purchased in 1997 and 1,045,930 purchased in 1996. The total number of shares which may be sold pursuant to the plan may not exceed 34,000,000 shares, of which 9,319,913 remained available at June 27, 1998.

Accounting Issues Relating to all Plans

SYSCO accounts for these plans under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method of SFAS No. 123, SYSCO's pro forma net earnings and diluted net earnings per share would have been $292,824,000 and $0.86 in fiscal 1998, $298,895,000 and
$0.85 in fiscal 1997 and $274,291,000 and $0.75 in fiscal 1996. The disclosure requirements of SFAS No. 123 are applicable to options granted after 1995. The pro forma effects for fiscal 1998, 1997 and 1996 are not necessarily indicative of the pro forma effects in future years.

         The weighted average fair value of options granted was $6.28 and $5.60 during fiscal 1998 and 1997, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998 and 1997, respectively: dividend yield of 1.71% and 0.88%; expected volatility of 24% for both years; risk-free interest rates of 6.4% and 7.0%; and expected lives of 8 years.

         The weighted average fair value of employee stock purchase rights issued was $3.14 and $2.53 during fiscal 1998 and 1997, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

EMPLOYEE BENEFIT PLANS

SYSCO has defined benefit and defined contribution retirement plans for its employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements.

         The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contribution to this plan was $5,660,000 in 1998, $4,975,000 in 1997 and $4,629,000 in 1996. The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation.

         The funded status of the defined benefit plans is as follows:

                                                                      June 27, 1998                    June 28, 1997
                                                                     ---------------                  ---------------
Assets available for benefits                                        $   287,482,000                  $   247,783,000
Projected benefit obligation
     Vested                                                             (244,050,000)                    (182,005,000)
     Nonvested                                                           (17,938,000)                     (12,696,000)
                                                                     ---------------                  ---------------
     Total accumulated benefit obligation                               (261,988,000)                    (194,701,000)
     Effect of projected future compensation increases                   (45,164,000)                     (30,203,000)
                                                                     ---------------                  ---------------
Total actuarial projected benefit obligation                            (307,152,000)                    (224,904,000)
                                                                     ---------------                  ---------------
Assets (less than) in excess of projected obligation                 $   (19,670,000)                 $    22,879,000
                                                                     ===============                  ===============

Consisting of:
Amounts to be offset against (charged to) future pension costs
     Remaining assets in excess of obligation existing at
          adoption of SFAS 87 in 1986                                $     5,598,000                  $     6,777,000
     Unrecognized actuarial (loss) gain due to differences in
          assumptions and actual experience                              (15,977,000)                       8,974,000
     Unrecognized prior service cost                                       6,262,000                        7,199,000
Accrued pension costs                                                    (15,553,000)                         (71,000)
                                                                     ---------------                  ---------------
                                                                     $   (19,670,000)                 $    22,879,000
                                                                     ===============                  ===============

     The projected unit credit method was used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. The discount rate used was 7.25% in 1998, 8.0% in 1997 and 7.75% in 1996 and the rate of increase in future compensation levels used was 5.5% in each year. The expected long-term rate of return on assets used was 10.5% in 1998 and 9.0% in 1997 and 1996. The plans invest primarily in marketable securities and time deposits.

     Net pension costs were as follows:

---------------------------------------------------------------------------------------------------------------
                                                                   1998              1997              1996
                                                               ------------      ------------      ------------
Defined benefit plans
        Benefits earned during the year                        $ 23,144,000      $ 20,599,000      $ 19,885,000
        Interest accrued on benefits earned in prior years       19,372,000        16,412,000        13,812,000
        Actual return on plan assets                            (48,932,000)      (34,477,000)      (31,865,000)
        Net amortization and deferral                            21,317,000        14,744,000        16,999,000
                                                               ------------      ------------      ------------
Net pension costs from defined benefit plans                     14,901,000        17,278,000        18,831,000
Defined contribution plans                                        5,660,000         4,975,000         4,629,000
Multi-employer pension plans                                     19,633,000        18,427,000        16,560,000
                                                               ------------      ------------      ------------
Net pension costs                                              $ 40,194,000      $ 40,680,000      $ 40,020,000
                                                               ============      ============      ============

     SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards under this plan were $20,478,000 in 1998, $17,633,000 in 1997 and $15,208,000 in 1996 and were paid in both cash and stock. In addition to receiving benefits upon retirement under the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan. This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under this plan, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $50,020,000 at June 27, 1998 and $46,692,000 at June 28, 1997. SYSCO is the sole owner and beneficiary of such policies. The periodic pension costs of this plan were $5,080,000 in 1998 and $4,681,000 in 1997. The actuarially determined accumulated benefit obligation for this plan included in accrued expenses was $34,910,000 at June 27, 1998 and $28,923,000 at June 28, 1997. After taking into consideration the effect of future compensation increases, the projected benefit obligation of this plan was $47,495,000 at June 27, 1998 and $38,057,000 at June 28, 1997.

     In addition to providing pension benefits, SYSCO provides certain health care benefits to eligible retirees and their dependents in the United States.

     Net periodic postretirement benefit costs were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                     1998             1997           1996
                                                                                 -----------      -----------      --------
Service cost - benefits earned during the period                                 $   154,000      $   140,000      $312,000
Interest cost                                                                        185,000          177,000       366,000
Amortization of transition obligation                                                153,000          153,000       153,000
Amortization of unrecognized (gain)                                                 (189,000)        (193,000)           --
Amortization of prior service cost                                                    72,000           83,000        83,000
                                                                                 -----------      -----------      --------
Net periodic postretirement benefit cost                                         $   375,000      $   360,000      $914,000
                                                                                 ===========      ===========      ========

     The components of the postretirement benefit obligation, included in accrued expenses at June 27, 1998 and June 28, 1997 were:

-------------------------------------------------------------------------------------------------------------
                                                                               June 27, 1998    June 28, 1997
                                                                               -------------    -------------
Retirees                                                                         $   242,000      $   199,000
Fully eligible active participants                                                   569,000          773,000
Other active employees                                                               970,000        1,227,000
                                                                                 -----------      -----------
Accumulated postretirement benefit obligation                                      1,781,000        2,199,000
Unrecognized net gain and effects of changes in assumptions                        3,623,000        3,250,000
Unrecognized prior service cost                                                     (661,000)        (732,000)
Unrecognized transition obligation                                                (2,301,000)      (2,454,000)
                                                                                 -----------      -----------
Accrued postretirement benefit liability                                         $ 2,442,000      $ 2,263,000
                                                                                 ===========      ===========

     The discount rate used to determine the accumulated postretirement benefit obligation was 7.25% in 1998, 8.0% in 1997 and 7.75% in 1996. A health care cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

CONTINGENCIES

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

QUARTERLY RESULTS (unaudited)
Financial information for each quarter in the years ended June 27, 1998 and June 28, 1997:

---------------------------------------------------------------------------------------------------------------------------------
1998                                                                     Quarter Ended
                                              -----------------------------------------------------------------------------------
(In thousands except for share data)          September 27       December 27         March 28          June 27        Fiscal Year
---------------------------------------------------------------------------------------------------------------------------------
Sales                                          $ 3,828,244       $ 3,786,096       $3,711,822      $ 4,001,374       $ 15,327,536
Cost of sales                                    3,130,883         3,082,913        3,035,112        3,250,728         12,499,636
Operating expenses                                 553,032           551,889          557,136          574,875          2,236,932
Interest expense                                    13,140            14,500           15,170           15,612             58,422
Other, net                                            (122)             (303)             179              299                 53
                                              ------------       -----------       ----------      -----------       ------------
Earnings before income taxes                       131,311           137,097          104,225          159,860            532,493
Income taxes                                        51,211            53,468           40,648           62,345            207,672
                                              ------------       -----------       ----------      -----------       ------------
Earnings before accounting change                   80,100            83,629           63,577           97,515            324,821
Accounting change                                       --           (28,053)              --               --            (28,053)
                                              ------------       -----------       ----------      -----------       ------------
Net earnings                                   $    80,100       $    55,576       $   63,577      $    97,515       $    296,768
                                              ============       ===========       ==========      ===========       ============
Per share:
        Diluted earnings before accounting
                change                         $      0.23       $      0.24       $     0.19      $      0.29       $       0.95
        Diluted earnings accounting change
                effect                                  --             (0.08)              --               --              (0.08)
        Diluted net earnings                          0.23              0.16             0.19             0.29               0.86

        Cash dividends                                0.08              0.08             0.08             0.09               0.33
        Market price - high/low                      20-17             23-18            27-22            27-22              27-17

---------------------------------------------------------------------------------------------------------------------------------
1997                                                                     Quarter Ended
                                              -----------------------------------------------------------------------------------
(In thousands except for share data)          September 28       December 28         March 29          June 28        Fiscal Year
---------------------------------------------------------------------------------------------------------------------------------
Sales                                          $ 3,679,223       $ 3,610,348       $3,470,334      $ 3,694,684       $ 14,454,589
Cost of sales                                    3,028,478         2,954,481        2,844,881        3,008,119         11,835,959
Operating expenses                                 519,729           518,694          512,563          525,349          2,076,335
Interest expense                                    10,917            11,888           11,580           12,117             46,502
Other, net                                            (241)              (18)             307             (210)              (162)
                                              ------------       -----------       ----------      -----------       ------------
Earnings before income taxes                       120,340           125,303          101,003          149,309            495,955
Income taxes                                        46,933            48,868           39,391           58,230            193,422
                                              ------------       -----------       ----------      -----------       ------------
Net earnings                                   $    73,407       $    76,435       $   61,612      $    91,079       $    302,533
                                              ============       ===========       ==========      ===========       ============
Per share:
        Diluted net earnings                   $      0.20       $      0.21       $     0.17      $      0.26       $       0.85
        Cash dividends                                0.06              0.07             0.07             0.08               0.28
        Market price - high/low                      17-14             18-16            18-15            19-17              19-14
---------------------------------------------------------------------------------------------------------------------------------
Percentage increases--1998 vs. 1997:
Sales                                                    4%                5%               7%               8%                 6%
Earnings before income taxes                             9                 9                3                7                  7
Earnings before accounting change                        9                 9                3                7                  7
Net earnings                                             9               (27)               3                7                 (2)
Diluted earnings per share before
        accounting change                               15                14               12               12                 12
Diluted net earnings per share                          15               (24)              12               12                  1

                                    PART III


Except as otherwise indicated, the information required by Items 10, 11, 12 and 13 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the 1998 fiscal year, and said proxy statement is hereby incorporated by reference thereto.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Executive Officers is included in Part I (Item 4A) of this Form 10-K (page 9).

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

         1. All financial statements. See index to Consolidated Financial Statements on page 17 of this Form 10-K.

         2.       Financial Statement Schedule. See page 17 of this Form 10-K.

         3.       Exhibits.

                  3(a) Restated Certificate of Incorporation incorporated by reference to Form 10-K for the year ended June 28, 1997.

                  3(b) Bylaws, as amended, incorporated by reference to Form 10-K for the year ended July 2, 1994.

                  3(c) Amended Certificate of Designation, incorporated by reference to Form 10-K for the year ended June 29, 1996.

                  4(a) Seventh Amendment and Restatement of Competitive Advance and Revolving Credit Facility Agreement dated as of June 27, 1997 incorporated by reference to Form 10-K for the year ended June 28, 1997.

                  4(b) Sysco Corporation Note Agreement dated as of June 1, 1989 incorporated by reference to Form 10-K for the year ended June 28, 1997.

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

                   4(f) Third Supplemented Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee incorporated by reference to Form 10-K for the year ended June 28, 1997.

                   4(g) Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee incorporated by reference to Form 10-K for the year ended June 28, 1997.

                   4(h) FIFTH SUPPLEMENTAL INDENTURE, DATED AS OF JULY 27, 1998 BETWEEN SYSCO CORPORATION AND FIRST UNION NATIONAL BANK, TRUSTEE.

                  10(a) Amended and Restated Sysco Corporation Executive Deferred Compensation Plan incorporated by reference to Form 10-K for the year ended July 1, 1995. *

                  10(b) Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan incorporated by reference to Form 10-K for the year ended June 28, 1997. *

                  10(c) Sysco Corporation Employee Incentive Stock Option Plan incorporated by reference to the Form S-8 filed under the Securities Act of 1933, as amended, dated April 1, 1987, as amended. *

                  10(d) Sysco Corporation 1995 Management Incentive Plan incorporated by reference to Form 10-K for the year ended July 1, 1995. *

                  10(e) Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 27, 1992. *

                  10(f) Amendments to Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 28, 1997. *

                  10(g) Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan incorporated by reference to Form 10-K for the year ended June 28, 1997. *


--------------------
* Management contract or compensatory plan or arrangement.

                  10(h) Amended and Restated Shareholder Rights Agreement, incorporated by reference to registration statement on Form 8-A/A, filed May 29, 1996.

                  21       SUBSIDIARIES OF THE REGISTRANT

                  23       INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

                  27       FINANCIAL DATA SCHEDULE

(b)      Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of September, 1998.


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



PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:


    /s/  JOHN F. WOODHOUSE
--------------------------------------
         John F. Woodhouse                          Chairman of the Board



    /s/  JOHN K. STUBBLEFIELD, JR.                Senior Vice President and
--------------------------------------             Chief Financial Officer
         John K. Stubblefield, Jr.

DIRECTORS:

/s/      JOHN W. ANDERSON                 /s/      RICHARD G. MERRILL
--------------------------------------    ------------------------------------
         John W. Anderson                          Richard G. Merrill



--------------------------------------    ------------------------------------
         Gordon M. Bethune                         Frank H. Richardson



/s/      COLIN G. CAMPBELL                /s/      RICHARD J. SCHNIEDERS
--------------------------------------    ------------------------------------
         Colin G. Campbell                         Richard J. Schnieders



/s/      CHARLES H. COTROS                /s/      PHYLLIS S. SEWELL
--------------------------------------    ------------------------------------
         Charles H. Cotros                         Phyllis S. Sewell



/s/      JUDITH B. CRAVEN                 /s/      ARTHUR J. SWENKA
--------------------------------------    ------------------------------------
         Judith B. Craven                          Arthur J. Swenka



/s/      FRANK A. GODCHAUX III            /s/      THOMAS B. WALKER, JR.
--------------------------------------    ------------------------------------
         Frank A. Godchaux III                     Thomas B. Walker, Jr.



/s/      JONATHAN GOLDEN                  /s/      JOHN F. WOODHOUSE
--------------------------------------    ------------------------------------
         Jonathan Golden                           John F. Woodhouse



/s/      BILL M. LINDIG
--------------------------------------
         Bill M. Lindig

                       SYSCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at     Charged to         Charged to                       Balance at
                                            Beginning      Costs and     Other Accounts       Deductions          End of
                        Description         Of Period       Expenses       Describe (1)     Describe (2)          Period
                        -----------        ----------     ----------     --------------     ------------      ----------
                        Allowance
For year ended          for doubtful
June 29, 1996.........  accounts          $16,001,000    $16,427,000    $    --             $16,048,000     $16,380,000



                        Allowance
For year ended          for doubtful
June 28, 1997.........  accounts          $16,380,000    $21,588,000    $  455,000          $21,183,000     $17,240,000


                        Allowance
For year ended          for doubtful
June 27, 1998.........  accounts          $17,240,000    $22,959,000    $1,100,000          $21,218,000     $20,081,000



(1) Allowance accounts resulting from acquisitions.
(2) Customer accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

Exhibit
Number                       Description of Exhibit
-------                      ----------------------
  3(a)     Restated Certificate of Incorporation incorporated by reference to
           Form 10-K for the year ended June 28, 1997.

  3(b) Bylaws, as amended, incorporated by reference to Form 10-K for the year ended July 2, 1994.

  3(c)     Amended Certificate of Designation, incorporated by reference to Form
           10-K for the year ended June 29, 1996.

  4(a)     Seventh Amendment and Restatement of Competitive Advance and
           Revolving Credit Facility Agreement dated as of June 27, 1997 incorporated by reference to Form 10-K for the year ended June 28, 1997.

  4(b) Sysco Corporation Note Agreement dated as of June 1, 1989 incorporated by reference to Form 10-K for the year ended June 28, 1997.

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

  4(f)     Third Supplemented Indenture, dated as of April 25, 1997, between
           Sysco Corporation and First Union National Bank of North Carolina,
           Trustee incorporated by reference to Form 10-K for the year ended
           June 28, 1997.

   4(g)    Fourth Supplemental Indenture, dated as of April 25, 1997, between
           Sysco Corporation and First Union National Bank of North Carolina,
           Trustee incorporated by reference to Form 10-K for the year ended
           June 28, 1997.

   4(h)    FIFTH SUPPLEMENTAL INDENTURE, DATED AS OF JULY 27, 1998 BETWEEN SYSCO
           CORPORATION AND FIRST UNION NATIONAL BANK, TRUSTEE.

  10(a)    Amended and Restated Sysco Corporation Executive Deferred
           Compensation Plan incorporated by reference to Form 10-K for the year ended July 1, 1995. *

  10(b)    Fifth Amended and Restated Sysco Corporation Supplemental Executive
           Retirement Plan incorporated by reference to Form 10-K for the year ended June 28, 1997.

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

  10(d) Sysco Corporation 1995 Management Incentive Plan incorporated by reference to Form 10-K for the year ended July 1, 1995.

  10(e)    Sysco Corporation 1991 Stock Option Plan incorporated by reference to
           Form 10-K for the year ended June 27, 1992.

  10(f) Amendments to Sysco Corporation 1991 Stock Option Plan incorporated by reference to Form 10-K for the year ended June 28, 1997.

  10(g)    Sysco Corporation Amended and Restated Non-Employee Directors Stock
           Option Plan incorporated by reference to Form 10-K for the year ended
           June 28, 1997.

  10(h) Amended and Restated Shareholder Rights Agreement, incorporated by reference to registration statement on Form 8-A/A, filed May 29, 1996.

  21       SUBSIDIARIES OF THE REGISTRANT

  23       INDEPENDENT PUBLIC ACCOUNTANTS' CONSENT

  27       FINANCIAL DATA SCHEDULE