Form 10-Q
period 1998-09-26
SYSCO CORP
filed 1998-11-05
CIK 96021

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 26, 1998

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

     Yes  [X]      No [ ]

     334,088,349 shares of common stock were outstanding as of October 23, 1998.


             PART I.  FINANCIAL INFORMATION
   ---------------------------------------------------

Item 1.  Financial Statements

      The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 27, 1998, consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 1998 Annual Report on Form
      10-K.  The financial statements include
      consolidated balance sheets, consolidated results of operations and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 1998 Annual Report on Form
      10-K.

      A review of the financial information herein has been made by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. A letter from Arthur Andersen LLP concerning their review is included as Exhibit 15.


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                       Sept. 26,        June 27,      Sept 27,
                                         1998             1998          1997
                                      ----------       ---------     -----------
                                      (Unaudited)      (Audited)     (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $  108,264      $  110,288     $   88,509
    Accounts and notes receivable,
    less allowances of $27,609,
    $20,081 and $23,229                1,313,797       1,215,610      1,205,697
    Inventories                          853,064         790,501        793,574
    Deferred taxes                        35,293          37,073         26,912
    Prepaid expenses                      28,892          26,595         27,109
                                      ----------      ----------     ----------
    Total current assets               2,339,310       2,180,067      2,141,801

  Plant and equipment at cost, less
   depreciation                        1,157,860       1,151,054      1,075,822

  Other assets
   Goodwill and intangibles, less
    amortization                         309,322         307,959        245,459
  Other                                  152,769         141,109        172,395
                                      ----------      ----------     ----------
   Total other assets                    462,091         449,068        417,854
                                      ----------      ----------     ----------
  Total assets                        $3,959,261      $3,780,189     $3,635,477
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   13,770      $   42,333     $   16,438
    Accounts payable                   1,003,878         849,159        908,370
    Accrued expenses                     272,096         292,255        239,778
    Accrued income taxes                  59,581          25,523         58,334
    Current maturities of long-term
     debt                                115,412         114,920         13,132
                                      ----------       ---------     ----------
    Total current liabilities          1,464,737       1,324,190      1,236,052

   Long-term debt                        873,057         867,017        752,573
   Deferred taxes                        227,024         232,193        240,398

   Shareholders' equity
    Preferred stock, par value
     $1 per share
     Authorized 1,500,000 shares,
      issued none                         ---             ---             ---
    Common stock, par value $1 per
     share
     Authorized 500,000,000 shares,
      issued 382,587,450,                382,587         382,587        191,294
      382,587,450 and 191,293,725
      shares
    Paid-in capital                        2,271          ---            32,743
    Retained earnings                  1,852,758       1,796,488      1,825,787
                                      ----------      ----------     ----------
                                       2,237,616       2,179,075      2,049,824
    Less cost of treasury stock,
     48,257,269, 47,978,288 and
     20,134,890 shares                   843,173         822,286        643,370
                                      ----------      ----------     ----------
    Total shareholders' equity         1,394,443       1,356,789      1,406,454
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $3,959,261      $3,780,189     $3,635,477
                                      ==========      ==========     ==========

  Note: The June 27, 1998 balance sheet has been taken from the audited financial statements at that date. Share information has been adjusted for the 2-for-1 stock split on March 20, 1998.



SYSCO Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)




                                  13-Week Period Ended
                               ----------------------------
                                 Sept. 26,       Sept. 27,
                                   1998            1997
                               ------------     -----------

Sales                          $  4,192,630    $  3,828,244

Costs and expenses
   Cost of sales                  3,426,045       3,130,883
   Operating expenses               607,812         553,032
   Interest expense                  16,931          13,140
   Other, net                           170            (122)
                               ------------     -----------
   Total costs and expenses       4,050,958       3,696,933
                               ------------     -----------
Earnings before income taxes        141,672         131,311

Income taxes                         55,252          51,211
                               ------------    ------------
Net earnings                   $     86,420    $     80,100
                               ============    ============
Basic earnings per share       $       0.26    $       0.23
                               ============    ============
Diluted earnings per share     $       0.26    $       0.23
                               ============    ============
Average shares outstanding      334,849,272     343,684,554
                               ============    ============
Diluted average shares
 outstanding                    338,184,255     345,725,156
                               ============    ============
Dividends paid per common
 share                         $       0.09    $       0.08
                               ============    ============

Note: All share information has been adjusted for the 2-for-1 stock split on March 20, 1998.


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                  13- Week Period Ended
                                                 ------------------------
                                                 Sept. 26,      Sept. 27,
                                                   1998           1997
                                                 --------       ---------

Cash flows from operating activities:
   Net earnings                                 $  86,420        $ 80,100
   Add non-cash items:
    Depreciation and amortization                  47,983          43,287
    Deferred tax (benefit) provision               (3,389)          3,289
    Provision for losses on accounts receivable     5,688           4,711
   Additional investment in certain assets
    and liabilities:
     (Increase) in receivables                   (103,875)       (145,406)
     (Increase) in inventories                    (62,563)        (59,792)
     (Increase) in prepaid expenses                (2,297)         (5,680)
     Increase in accounts payable                 154,719          80,777
     (Decrease) in accrued expenses               (20,159)         (1,150)
     Increase in accrued income taxes              34,058          40,593
     (Increase) in other assets                   (14,725)         (8,924)
                                                 --------        --------
   Net cash provided by operating activities      121,860          31,805
                                                 --------        --------
Cash flows from investing activities:
   Additions to plant and equipment               (58,021)        (56,660)
   Proceeds from sales of plant and equipment       4,934             815
                                                 --------        --------
   Net cash used for investing activities         (53,087)        (55,845)
                                                 --------        --------
Cash flows from financing activities:
   Bank and commercial paper (repayments)
    borrowings                                   (243,472)         70,800
   Other debt borrowings (repayments)             221,441          (1,829)
   Common stock reissued from treasury             14,964          12,577
   Treasury stock purchases                       (33,580)        (60,834)
   Dividends paid                                 (30,150)        (25,861)
                                                 --------        --------
   Net cash used for financing activities         (70,797)         (5,147)
                                                 --------        --------
Net decrease in cash                               (2,024)        (29,187)
Cash at beginning of period                       110,288         117,696
                                                 --------        --------
Cash at end of period                           $ 108,264       $  88,509
                                                 ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $   3,447        $  9,828
     Income taxes                                  19,421           7,064



Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

      Liquidity and Capital Resources
      -------------------------------

      The liquidity and capital resources discussion included on page 12 of the Company's Fiscal 1998
      Annual Report on Form 10-K remains applicable, other than the common stock repurchase program described below. All share information has been adjusted for the 2-for-1 stock split on March 20, 1998.

      In Fiscal 1992, the Company began a common stock repurchase program which continued into the first quarter of Fiscal 1999, resulting in the repurchase of 72,000,000 shares of common stock.

      The Board of Directors authorized the repurchase of an additional 8,000,000 shares in September, 1998. Under this latest authorization, 418,700 shares were purchased through September 26, 1998.


      Results of Operations
      ---------------------

      Sales and cost of sales increased about 9.5% and 9.4%, respectively, over the same quarter of the prior year. Real sales growth of over 6% resulted primarily from volume growth and was a point higher than in the same quarter last year, after adjusting for a 1.5% increase due to acquisitions and an increase in food cost inflation of about 2%, due primarily to higher costs for dairy products.

      Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current period increased over the prior period due to increased borrowings.

      Income taxes for the periods presented reflect an effective rate of 39%.

      Pretax earnings and net earnings increased about 8% over the prior year due to the factors discussed above as well as the Company's continued efforts to increase sales to the Company's higher margin territorial street customers.

      Basic and diluted earnings per share increased
      13% over the prior year due to the factors discussed above, coupled with the decrease in average shares outstanding for the quarter, reflecting purchases of shares made through the Company's share repurchase program. A reconciliation of basic and diluted earnings per share follows on the next page.

 The following table sets forth the computation of basic and diluted earnings per share:


                                      13-Week Period Ended
                                   ----------------------------
                                     Sept. 26,       Sept. 27,
                                       1998            1997
                                   ------------     -----------

Numerator:
 Numerator for basic earnings
  per share -- income available
  to common shareholders           $ 86,420,000    $ 80,100,000
  Effect of dilutive securities         ---             ---
                                   ------------    ------------
 Numerator for diluted earnings
  per share -- income available
  to common shareholders           $ 86,420,000    $ 80,100,000
                                   ============    ============
 Denominator:
  Denominator for basic
   earnings per share --
   weighted-average shares          334,849,272     343,684,554

  Effect of dilutive securities:
   Employee and director stock
    options                           3,334,983       2,040,602
                                   ------------    ------------
  Denominator for diluted
   earnings per share --
   adjusted weighted-average
   shares and assumed
   conversions                      338,184,255     345,725,156
                                   ============    ============
  Basic earnings per share               $ 0.26          $ 0.23
                                   ============    ============
  Diluted earnings per share             $ 0.26          $ 0.23
                                   ============    ============



      Year 2000
      ---------

      In recent years, SYSCO has been replacing and enhancing its information systems to gain operational efficiencies. In addition, a company-wide program has been underway to prepare its information systems and applications for the year 2000.

      SYSCO has completed a comprehensive
      assessment of the impact of the year 2000 on all of its information systems and applications. SYSCO expects to make the necessary revisions or upgrades to its systems to render it year 2000 compliant.
      Attention is also being focused on
      compliance attainment efforts of, and key interfaces with, suppliers and customers.
      SYSCO could potentially experience
      disruptions to some aspects of its
      various activities and operations as a
      result of non-compliant systems utilized by SYSCO or unrelated third parties.
      Contingency plans are therefore under
      development to mitigate the extent of any such potential disruption to business operations. Based on preliminary information, the costs to the company of addressing potential year 2000 issues are not expected to have a material adverse impact on SYSCO's consolidated results of operations or financial position.

      There can be no assurance that the
      efforts or the contingency plans related to the company's systems, or those of other entities relied upon will be successful or that any failure to convert, upgrade or appropriately plan for contingencies would not have a material adverse effect on SYSCO.

                 --------------

      Statements made herein regarding
      continuation of the share repurchase
      program, the expected level of capital
      expenditures and potential year 2000
      costs are forward-looking statements
      under the Private Securities Litigation
      Reform Act of 1995.  They are based on
      current expectations and actual results
      may differ materially.  Share
      repurchases could be affected by
      market prices of the company's stock
      as well as management's decision to
      utilize its capital for other purposes.
      Capital expenditures could be affected
      by management's allocation of capital
      and the costs of capital items to be
      constructed or acquired.  Potential
      year 2000 costs could be affected by
      conditions in the economy, the industry
      and internal factors that may alter
      planned results.  Futhermore, potential
      year 2000 costs and compliance efforts
      could be affected by the ability of
      SYSCO's suppliers and customers to
      effectively address year 2000 issues.


            PART II.  OTHER INFORMATION
            ---------------------------


Item 3.   Quantitative and Qualitative Disclosures about Market
            Risks

          SYSCO does not utilize financial
          instruments for trading purposes
          and holds no derivative financial
          instruments which could expose the
          company to significant market risk.
          SYSCO's exposure to market risk
          for changes in interest rates
          relates primarily to its long-term
          obligations.  At September 26, 1998
          the company had outstanding $79,889,000
          of commercial paper with maturities
          through October 13, 1998.  The
          company's remaining long-term debt
          obligations of $793,168,000 were
          primarily at fixed rates of interest.
          SYSCO has no significant cash flow
          exposure due to interest rate changes
          for long-term debt obligations.



Item 4.   Submission of Matters to a Vote of
           Security Holders

          None

Item 5.   Other Information

          None


           PART II.  OTHER INFORMATION
           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

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

            4(h)  Fifth Supplemental Indenture,
                  dated as of July 27, 1998 between
                  Sysco Corporation and First Union
                  National Bank of North Carolina,
                  Trustee incorporated by reference
                  to Form 10-K for the year ended
                  June 27, 1998.

            15    Letter from Arthur Andersen LLP
                  dated November 4, 1998,
                  re unaudited financial statements.

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

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                               John K. Stubblefield, Jr.
                               Senior Vice President and
                               Chief Financial Officer


 Date:  November 4, 1998

                      EXHIBIT INDEX
                 ----------------------

                                                    SEQUENTIAL
 NO.                 DESCRIPTION                    PAGE NUMBER
-----  -----------------------------------------   -------------

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

 4(h)   Fifth Supplemental Indenture,
        dated as of July 27, 1998 between
        Sysco Corporation and First Union
        National Bank of North Carolina,
        Trustee incorporated by reference
        to Form 10-K for the year ended
        June 27, 1998.

 15     Letter from Arthur Andersen LLP
        dated November 4, 1998, re unaudited
        financial statements.                           15

 27     Sysco Corporation and its Consolidated
        Subsidiaries Financial Data Schedule            16





