Form 10-Q
period 1998-12-26
SYSCO CORP
filed 1999-02-05
CIK 96021

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 26, 1998

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

     Yes  [X]      No [ ]

     332,929,393 shares of common stock were outstanding as of January 22, 1999.


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


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                        Dec. 26,        June 27,       Dec. 27,
                                         1998             1998           1997
                                      ----------       ---------     -----------
                                      (Unaudited)      (Audited)     (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $  109,246      $  110,288     $   99,824
    Accounts and notes receivable,
    less allowances of $35,539,
    $20,081 and $29,843                1,310,972       1,215,610      1,195,930
    Inventories                          888,088         790,501        810,192
    Deferred taxes                        34,757          37,073         27,738
    Prepaid expenses                      27,934          26,595         24,198
                                      ----------      ----------     ----------
    Total current assets               2,370,997       2,180,067      2,157,882

  Plant and equipment at cost,
   less depreciation                   1,196,871       1,151,054      1,097,718

  Goodwill and intangibles,
    less amortization                    306,931         307,959        243,496
  Other assets                           156,330         141,109        131,427
                                      ----------      ----------     ----------
   Total other assets                    463,261         449,068        374,923
                                      ----------      ----------     ----------
  Total assets                        $4,031,129      $3,780,189     $3,630,523
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   10,812      $   42,333     $   24,912
    Accounts payable                   1,001,364         849,159        900,433
    Accrued expenses                     279,951         292,255        235,755
    Accrued income taxes                   5,274          25,523         10,968
    Current maturities of long-term
     debt                                115,387         114,920         15,289
                                      ----------       ---------     ----------
    Total current liabilities          1,412,788       1,324,190      1,187,357

   Long-term debt                        975,496         867,017        829,152
   Deferred taxes                        224,548         232,193        218,152

   Shareholders' equity
    Preferred stock, par value
     $1 per share
     Authorized 1,500,000 shares,
      issued none                         ---             ---             ---
    Common stock, par value $1
     per share
     Authorized 500,000,000 shares,
      issued 382,587,450,
      382,587,450 and 191,293,725
      shares                             382,587         382,587        191,294
    Paid-in capital                        1,524             ---         30,842
    Retained earnings                  1,909,068       1,796,488      1,855,697
                                      ----------      ----------     ----------
                                       2,293,179       2,179,075      2,077,833
    Less cost of treasury stock,
     49,271,826, 47,578,288 and
     20,999,811 shares                   874,882         822,286        681,971
                                      ----------      ----------     ----------
    Total shareholders' equity         1,418,297       1,356,789      1,395,862
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $4,031,129      $3,780,189     $3,630,523
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



SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)


                                  26-Week Period Ended           13-Week Period Ended
                              ----------------------------   -----------------------------
                                 Dec. 26,        Dec. 27,       Dec. 26,       Dec. 27,
                                   1998            1997           1998           1997
                              ------------    ------------   ------------   --------------

Sales                         $  8,439,305    $  7,614,340   $  4,246,675   $  3,786,096

Costs and expenses
   Cost of sales                 6,895,541       6,213,796      3,469,496      3,082,913
   Operating expenses            1,224,711       1,104,921        616,899        551,889
   Interest expense                 35,328          27,640         18,397         14,500
   Other, net                          415            (425)           245           (303)
                              ------------     -----------   ------------   ------------
   Total costs and expenses      8,155,995       7,345,932      4,105,037      3,648,999
                              ------------     -----------   ------------   ------------

Earnings before income taxes       283,310         268,408        141,638        137,097
Income taxes                       110,491         104,679         55,239         53,468
                              ------------    ------------   ------------   ------------
Earnings before cumulative
  effect of accounting change      172,819         163,729         86,399         83,629
Cumulative effect of
  accounting change                 ---            (28,053)          ---         (28,053)
                              ____________    ____________   ____________   ____________
Net earnings                  $    172,819    $    135,676   $     86,399   $     55,576
                              ============    ============   ============   ============
Earnings before
  accounting change:
    Basic earnings per share  $       0.52    $       0.48   $       0.26   $       0.24
                              ============    ============   ============   ============
    Diluted earnings per
     share                    $       0.51    $       0.47   $       0.26   $       0.24
                              ============    ============   ============   ============
Cumulative effect of
  accounting change:
   Basic earnings per share   $       ---     $      (0.08)  $       ---    $      (0.08)
                              ============    ============   ============   ============
   Diluted earnings per
    share                     $       ---     $      (0.08)  $       ---    $      (0.08)
                              ============    ============   ============   ============
Net earnings:
   Basic earnings per share   $       0.52    $       0.40   $       0.26   $       0.16
                              ============    ============   ============   ============
   Diluted earnings per
    share                     $       0.51    $       0.39   $       0.26   $       0.16
                              ============    ============   ============   ============
Average shares outstanding     334,367,309     342,635,724    333,885,574    341,586,846
                              ============    ============   ============   ============
Diluted average shares
  outstanding                  338,039,496     345,142,436    337,894,965    344,559,666
                              ============    ============   ============   ============
Dividends paid per
  common share                $       0.18    $       0.16   $       0.09   $       0.08
                              ============    ============   ============   ============

Note: All share information has been adjusted for the 2-for-1 stock split on March 20, 1998.


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                  26- Week Period Ended
                                                 ------------------------
                                                 Dec. 26,       Dec. 27,
                                                   1998           1997
                                                 --------       ---------

Operating activities:
   Net earnings                                 $ 172,819       $ 135,676
   Add non-cash items:
    Cumulative effect of accounting change           ---           28,053
    Depreciation and amortization                  98,093          87,569
    Deferred tax (benefit)                         (5,329)        (19,783)
    Provision for losses on accounts receivable    11,893           9,732
   Additional investment in certain assets
    and liabilities:
     (Increase) in receivables                   (107,255)       (140,660)
     (Increase) in inventories                    (97,587)        (76,410)
     (Increase) in prepaid expenses                (1,339)         (2,769)
     Increase in accounts payable                 152,205          72,840
     (Decrease) in accrued expenses               (12,304)         (5,173)
     (Decrease) in accrued income taxes           (20,249)         (6,773)
     (Increase) decrease in other assets          (21,063)          1,481
                                                 --------        --------
   Net cash provided by operating activities      169,884          83,783
                                                 --------        --------
Investing activities:
   Additions to plant and equipment              (147,589)       (121,042)
   Sales and retirements of plant
    and equipment                                  10,549           3,492
                                                 --------        --------
   Net cash used for investing activities        (137,040)       (117,550)
                                                 --------        --------
Financing activities:
   Bank and commercial paper (repayments)
    borrowings                                   (142,366)        155,457
   Other debt borrowings                          219,791             724
   Common stock reissued from treasury             22,175          20,863
   Treasury stock purchases                       (73,247)       (109,622)
   Dividends paid                                 (60,239)        (51,527)
                                                 --------        --------
   Net cash (used for) provided by
    financing activities                          (33,886)         15,895
                                                 --------        --------
Net (decrease) in cash                             (1,042)        (17,872)
Cash at beginning of period                       110,288         117,696
                                                 --------        --------
Cash at end of period                           $ 109,246       $  99,824
                                                 ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $  29,331        $ 27,263
     Income taxes                                 130,244         112,294



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

      The Board of Directors authorized the repurchase of an additional 8,000,000 shares in September, 1998. Under this latest authorization, 2,617,100 shares were purchased through January 22, 1999.


      Results of Operations
      ---------------------

      Sales increased 10.8% during the 26 weeks and 12.2% in the second quarter of Fiscal 1999 over comparable periods of the prior year.
      Cost of sales also increased 11.0% during the 26 weeks and 12.5% in the second quarter of Fiscal 1999 which is in line with the sales increases. Real sales growth for the 26 weeks of Fiscal 1999 of about 7.4% resulted primarily from volume growth and was over two points higher than the same period last year, after adjusting for a 1.4% increase due to acquisitions and an increase due to food cost inflation of about 2%, due primarily to higher cost of dairy and poultry products. Real growth for the quarter was 8.8%, after adjusting 1.3% for acquisitions and 2.2% for food cost inflation.

      Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current period increased over the prior period due to increased borrowings.

      Income taxes for the periods presented reflect an effective rate of 39%.


      Pretax earnings and net earnings increased about
      6% for the 26 weeks and 3% for the quarter before the accounting change in the same periods of the previous year. The increases were due to the factors discussed above as well as the Company's continued efforts to increase sales to the Company's higher margin territorial street customers.

      Basic and diluted earnings per share increased
      8.3% and 8.5%, respectively, for the 26 weeks and 8.3% and 8.3%, respectively, for the quarter before the accounting change in the same periods of the previous year. The increases were caused by the factors discussed above, along with the decrease in average shares outstanding for the periods presented, reflecting purchases of shares made through the Company's share repurchase program.

      A reconciliation of basic and diluted earnings per share follows on the next page.

      For the period ended December 27, 1997, the Company recorded a one-time, after-tax, non-cash charge of $28 million to comply with a new consensus ruling by the Emerging Issues Task
      Force of the Financial Accounting Standards
      Board (EITF Issue No. 97-13), requiring
      reengineering costs associated with computer system development to be expensed as they are incurred. Prior to this change, the Company had capitalized business process reengineering costs incurred in connection with its SYSCO
      Uniform Systems information systems
      redevelopment project in accordance with generally accepted accounting principles.



 The following table sets forth the computation of basic and diluted earnings per share:


                                   26-Week Period Ended             13-Week Period Ended
                              ==============================    ===============================
                                 Dec. 26,        Dec. 27,          Dec. 26,        Dec. 27,
                                   1998            1997              1998            1997
                              =============    =============    =============    ==============

Numerator:
 Numerator for basic earnings
 per share--income available
 to common shareholders       $ 172,819,000    $ 135,676,000    $  86,420,000    $   55,576,000

 Effect of dilutive
  securities                        - - -           - - -             - - -            - - -
                              -------------    -------------    -------------    --------------
Numerator for diluted
  earnings per share --
  income available to common
  shareholders                $ 172,819,000    $ 135,676,000    $  86,420,000    $   55,576,000
                              =============    =============    =============    ==============

Denominator:
  Denominator for basic
  earnings per share --
  weighted-average shares       334,367,309      342,635,724      333,885,574       341,586,846

  Effect of dilutive
   securities:
  Employee and director
   stock options                  3,672,187        2,506,712        4,009,391         2,972,820
                              -------------    -------------    -------------    --------------
  Denominator for diluted
   earnings per share --
   adjusted weighted-average
   shares and assumed
   conversions                  338,039,496      345,142,436      337,894,965       344,559,666
                              =============    =============    =============    ==============
Basic earnings per share            $  0.52          $  0.40          $  0.26           $  0.16
                              =============    =============    =============    ==============
Diluted earnings per share          $  0.51          $  0.39          $  0.26           $  0.16
                              =============    =============    =============    ==============



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

      There can be no assurance that the
      efforts or the contingency plans related to the Company's systems, or those of other entities relied upon, will be successful or that any failure to convert, upgrade or appropriately plan for contingencies would not have a material adverse effect on SYSCO.

                 --------------

      Statements made herein regarding
      continuation of the share repurchase
      program and potential year 2000 costs
      are forward-looking statements under
      the Private Securities Litigation
      Reform Act of 1995.  They are based on
      current expectations and actual results
      may differ materially. Share repurchases could be affected by market prices of the Company's stock as well as management's decision to utilize its capital for other purposes. Potential year 2000 costs could be affected by conditions in the economy, the industry and internal factors that may alter planned results. Futhermore, potential year 2000 costs and compliance efforts could be affected by the ability of SYSCO's suppliers and customers to effectively address year 2000 issues.


            PART II.  OTHER INFORMATION
            ---------------------------


Item 3.   Quantitative and Qualitative Disclosures
           about Market Risks

          SYSCO does not utilize financial
          instruments for trading purposes and
          holds no derivative financial instruments which could expose the company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations. At
          December 26, 1998 the Company had
          outstanding $183,953,000 of commercial
          paper with maturities through December 30, 1998. The Company's remaining long-term debt obligations of $791,543,000 were primarily at fixed rates of interest.
          SYSCO has no significant cash flow
          exposure due to interest rate changes
          for long-term debt obligations.



Item 4.   Submission of Matters to a Vote of
           Security Holders

          The Company's Annual Meeting of
          Stockholders was held on November 6,
          1998 ("1998 Annual Meeting").  At the
          1998 Annual Meeting the following
          persons were elected to serve as
          directors of the Company for three
          year terms:  Gordon M. Bethune,
          Colin G. Campbell, Frank A. Godchaux III,
          Frank H. Richardson and John F. Woodhouse.

          The terms of the following persons as
          directors of the Company continued after the 1998 Annual Meeting: John W. Anderson,
          Charles H. Cotros, Judith B. Craven,
          Jonathan Golden, Bill M. Lindig,
          Richard G. Merrill, Richard J. Schnieders,
          Phyllis S. Sewell, Arthur J. Swenka and
          Thomas B. Walker.

          At the 1998 Annual Meeting, the stockholders voted upon the election of directors as noted above, and on the approval of the SYSCO Corporation Non-Employee Directors
          Stock Plan.


      The results of such vote were as follows:



                                                   Number of Votes Cast
                                  -------------------------------------------------------
                                                                   Withheld and    Broker
       Matter Voted Upon              For          Against         Abstained    Non-votes
       -----------------          -----------     ----------     ------------   ---------

     Election as Director:
     Gordon M. Bethune            290,424,891        N/A           4,342,512      None
     Colin G. Campbell            291,743,686        N/A           3,023,717      None
     Frank A. Godchaux III        291,373,252        N/A           3,394,151      None
     Frank H. Richardson          291,571,298        N/A           3,196,105      None
     John F. Woodhouse            291,772,113        N/A           2,995,290      None


     Approval of the Sysco
     Corporation Non-Employee
     Directors Stock Plan         280,140,811     14,626,592         N/A          None





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

           10(a)  Sysco Corporation Non-Employee
                  Directors Stock Plan incorporated
                  by reference to Appendix A of the
                  Company's definitive Proxy Statement
                  filed with the Securities and
                  Exchange Commission September 25, 1998.

            15    Letter from Arthur Andersen LLP
                  dated February 5, 1999,
                  re unaudited financial statements.

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


 Date:  February 5, 1999

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

 10(a)  Sysco Corporation Non-Employee
        Directors Stock Plan incorporated
        by reference to Appendix A of the
        Company's definitive Proxy Statement
        filed with the Securities and Exchange
        Commission September 25, 1998.

 15     Letter from Arthur Andersen LLP
        dated February 5, 1999, re unaudited
        financial statements.                           17

 27     Sysco Corporation and its Consolidated
        Subsidiaries Financial Data Schedule            18





