Form 10-Q
period 1999-03-27
SYSCO CORP
filed 1999-05-07
CIK 96021

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 27, 1999

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

     Yes  [X]      No [ ]

     330,973,975 shares of common stock were outstanding as of April 23, 1999.


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


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
  (In Thousands Except for Share Data)
                                       March 27,        June 27,      March 28,
                                         1999             1998           1998
                                      ----------       ---------     -----------
                                      (Unaudited)      (Audited)     (Unaudited)
  ASSETS
  ----------
  Current assets
    Cash                              $  112,493      $  110,288     $   94,901
    Accounts and notes receivable,
    less allowances of $45,315,
    $20,081 and $37,659                1,307,672       1,215,610      1,178,393
    Inventories                          859,473         790,501        777,723
    Deferred taxes                        35,066          37,073         28,560
    Prepaid expenses                      30,757          26,595         26,949
                                      ----------      ----------     ----------
    Total current assets               2,345,461       2,180,067      2,106,526

  Plant and equipment at cost,
   less depreciation                   1,207,955       1,151,054      1,113,362

  Goodwill and intangibles,
    less amortization                    304,516         307,959        241,533
  Other assets                           161,777         141,109        138,593
                                      ----------      ----------     ----------
   Total other assets                    466,293         449,068        380,126
                                      ----------      ----------     ----------
  Total assets                        $4,019,709      $3,780,189     $3,600,014
                                      ==========      ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities
    Notes payable                     $   14,196      $   42,333     $   73,102
    Accounts payable                   1,025,561         849,159        888,454
    Accrued expenses                     324,388         292,255        265,874
    Accrued income taxes                   7,793          25,523         27,465
    Current maturities of long-term
     debt                                111,551         114,920         14,686
                                      ----------       ---------     ----------
    Total current liabilities          1,483,489       1,324,190      1,269,581

   Long-term debt                        913,632         867,017        747,803
   Deferred taxes                        224,511         232,193        210,772

   Shareholders' equity
    Preferred stock, par value
     $1 per share:
     Authorized 1,500,000 shares;
      issued none                         ---             ---             ---
    Common stock, par value $1
     per share:
     Authorized 500,000,000 shares;
      issued 382,587,450 shares          382,587         382,587        382,587
    Paid-in capital                          446             ---            ---
    Retained earnings                  1,948,327       1,796,488      1,729,446
                                      ----------      ----------     ----------
                                       2,331,360       2,179,075      2,112,033
    Less cost of treasury stock,
     51,221,957, 47,578,288 and
     44,297,815 shares                   933,283         822,286        740,175
                                      ----------      ----------     ----------
    Total shareholders' equity         1,398,077       1,356,789      1,371,858
                                      ----------      ----------     ----------
    Total liabilities and
     shareholders' equity             $4,019,709      $3,780,189     $3,600,014
                                      ==========      ==========     ==========

  Note: The June 27, 1998 balance sheet has been taken from the audited financial statements at that date.



SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)


                                  39-Week Period Ended           13-Week Period Ended
                              ----------------------------   -----------------------------
                                March 27,       March 28,      March 27,      March 28,
                                  1999            1998           1999           1998
                              ------------    ------------   ------------   --------------

Sales                         $ 12,604,182    $ 11,326,162   $  4,164,877   $  3,711,822

Costs and expenses
   Cost of sales                10,298,004       9,248,908      3,402,463      3,035,112
   Operating expenses            1,849,822       1,662,057        625,111        557,136
   Interest expense                 53,742          42,810         18,414         15,170
   Other, net                          322            (246)           (93)           179
                              ------------     -----------   ------------   ------------
   Total costs and expenses     12,201,890      10,953,529      4,045,895      3,607,597
                              ------------     -----------   ------------   ------------

Earnings before income taxes       402,292         372,633        118,982        104,225
Income taxes                       156,894         145,327         46,403         40,648
                              ------------    ------------   ------------   ------------
Earnings before cumulative
  effect of accounting change      245,398         227,306         72,579         63,577
Cumulative effect of
  accounting change                 ---            (28,053)          ---             ---
                              ____________    ____________   ____________   ____________
Net earnings                  $    245,398    $    199,253   $     72,579   $     63,577
                              ============    ============   ============   ============
Earnings before
  accounting change:
    Basic earnings per share  $       0.74    $       0.67   $       0.22   $       0.19
                              ============    ============   ============   ============
    Diluted earnings per
     share                    $       0.73    $       0.66   $       0.22   $       0.19
                              ============    ============   ============   ============
Cumulative effect of
  accounting change:
   Basic earnings per share   $       ---     $      (0.08)  $       ---    $        ---
                              ============    ============   ============   ============
   Diluted earnings per
    share                     $       ---     $      (0.08)  $       ---    $        ---
                              ============    ============   ============   ============
Net earnings:
   Basic earnings per share   $       0.74    $       0.58   $       0.22   $       0.19
                              ============    ============   ============   ============
   Diluted earnings per
    share                     $       0.73    $       0.58   $       0.22   $       0.19
                              ============    ============   ============   ============
Average shares outstanding     333,748,999     341,632,614    332,512,637    339,626,373
                              ============    ============   ============   ============
Diluted average shares
  outstanding                  337,518,140     344,505,263    336,475,686    343,230,897
                              ============    ============   ============   ============
Dividends paid per
  common share                $       0.28    $       0.24   $       0.10   $       0.09
                              ============    ============   ============   ============




SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS - (Unaudited)
(In Thousands)
                                                  39- Week Period Ended
                                                 ------------------------
                                                 March 27,        March 28,
                                                   1999             1998
                                                 ---------      ----------

Cash flows from operating activities:
   Net earnings                                 $  245,398       $ 199,253
   Add non-cash items:
    Cumulative effect of accounting change            ---           28,053
    Depreciation and amortization                  150,963         133,510
    Deferred tax (benefit)                          (5,675)        (27,985)
    Provision for losses on accounts receivable     20,016          16,750
   Additional investment in certain assets
    and liabilities:
     (Increase) in receivables                    (112,078)       (130,141)
     (Increase) in inventories                     (68,972)        (43,941)
     (Increase) in prepaid expenses                 (4,162)         (5,520)
     Increase in accounts payable                  176,402          60,861
     Increase in accrued expenses                   32,133          24,946
     (Decrease) increase in accrued
        income taxes                               (17,730)          9,724
     (Increase) in other assets                    (30,946)         (8,626)
                                                  --------        --------
   Net cash provided by operating activities       385,349         256,884
                                                  --------        --------
Cash flows from investing activities:
   Additions to plant and equipment               (211,154)       (179,014)
   Sales and retirements of plant
    and equipment                                   17,012           4,783
                                                  --------        --------
   Net cash used for investing activities         (194,142)       (174,231)
                                                  --------        --------
Cash flows from financing activities:
   Bank and commercial paper (repayments)
    borrowings                                    (192,964)        124,636
   Other debt borrowings (repayments)              208,073          (2,217)
   Common stock reissued from treasury              29,978          28,107
   Treasury stock purchases                       (140,530)       (175,519)
   Dividends paid                                  (93,559)        (80,455)
                                                  --------        --------
   Net cash used for financing activities         (189,002)       (105,448)
                                                  --------        --------
Net increase (decrease) in cash                      2,205         (22,795)
Cash at beginning of period                        110,288         117,696
                                                  --------        --------
Cash at end of period                            $ 112,493       $  94,901
                                                  ========        ========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                   $  40,568        $ 31,335
     Income taxes                                 174,776         143,782



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

      The Board of Directors authorized the repurchase of an additional 8,000,000 shares in September, 1998. Under this latest authorization, 5,115,000 shares were purchased through April 23, 1999.


      Results of Operations
      ---------------------

      Sales increased 11.3% during the 39 weeks and 12.2% in the third quarter of Fiscal 1999 over comparable periods of the prior year.
      Cost of sales also increased 11.3% during the 39 weeks and 12.1% in the third quarter of Fiscal 1999 which is in line with the sales increases. Real sales growth for the 39 weeks of Fiscal 1999 of about 8.4% resulted primarily from volume growth and was over three points higher than the same period last year, after adjusting for a 1.3% increase due to acquisitions and an increase due to food cost inflation of about 1.5%, due primarily to higher cost of dairy and poultry products. Real growth for the quarter was 10.6%, after adjusting 1.2% for acquisitions and 0.4% for food cost inflation.

      Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current period increased over the prior period due to increased borrowings.

      Income taxes for the periods presented reflect an effective rate of 39%.


      Pretax earnings and net earnings increased about
      8% for the 39 weeks before the accounting change in the same period of the previous year and 14% for the quarter. The increases were due to the factors discussed above as well as the Company's continued efforts to increase sales to the Company's higher margin territorial street customers.

      Basic and diluted earnings per share increased
      10.4%and 10.6%, respectively, for the 39 weeks before the accounting change and 15.8%, for the quarter. The increases were caused by the factors discussed above, along with the decrease in average shares outstanding for the periods presented, reflecting purchases of shares made through the Company's share repurchase program.

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



 The following table sets forth the computation of basic and diluted earnings per share:


                                   39-Week Period Ended             13-Week Period Ended
                              ==============================    ===============================
                                 March 27,       March 27,         March 27,       March 28,
                                   1999            1998              1999            1998
                              =============    =============    =============    ==============

Numerator:
 Numerator for basic earnings
 per share--income available
 to common shareholders       $ 245,398,000    $ 199,253,000    $  72,579,000    $   63,577,000

 Effect of dilutive
  securities                        - - -           - - -             - - -            - - -
                              -------------    -------------    -------------    --------------
Numerator for diluted
  earnings per share --
  income available to common
  shareholders                $ 245,398,000    $ 199,253,000    $  72,579,000    $   63,577,000
                              =============    =============    =============    ==============

Denominator:
  Denominator for basic
  earnings per share --
  weighted-average shares       333,748,999      341,632,614      332,512,637       339,626,373

  Effect of dilutive
   securities:
  Employee and director
   stock options                  3,769,141        2,872,649        3,963,049         3,604,524
                              -------------    -------------    -------------    --------------
  Denominator for diluted
   earnings per share --
   adjusted weighted-average
   shares and assumed
   conversions                  337,518,140      344,505,263      336,475,686       343,230,897
                              =============    =============    =============    ==============
Basic earnings per share            $  0.74          $  0.58          $  0.22           $  0.19
                              =============    =============    =============    ==============
Diluted earnings per share          $  0.73          $  0.58          $  0.22           $  0.19
                              =============    =============    =============    ==============



      Year 2000
      ---------

      In recent years, SYSCO has been replacing and enhancing its information systems to gain operational efficiencies. In addition, a company-wide program has been underway to prepare its information systems and applications for the year 2000.

      SYSCO has completed a comprehensive
      assessment of the impact of the year 2000 on all of its information systems and applications. SYSCO expects to make the necessary revisions or upgrades to its systems to render them year 2000 compliant.
      Attention is also being focused on
      compliance attainment efforts of, and key interfaces with, suppliers and customers.
      SYSCO could potentially experience
      disruptions to some aspects of its
      various activities and operations as a
      result of non-compliant systems utilized by SYSCO or unrelated third parties.
      Contingency plans are therefore under
      development to mitigate the extent of any such potential disruption to business operations. Based on preliminary information, the costs to the Company of addressing potential year 2000 issues are not expected to have a material adverse impact on SYSCO's consolidated results of operations or financial position.

      There can be no assurance that the
      efforts or the contingency plans related to the Company's systems, or those of other entities relied upon, will be successful or that any failure to convert, upgrade or appropriately plan for contingencies would not have a material adverse effect on SYSCO.

                 --------------

      Statements made herein regarding
      continuation of the share repurchase
      program and year 2000 compliance and
      potential costs are forward-looking
      statements under the Private Securities
      Litigation Reform Act of 1995.  They
      are based on current expectations and
      actual results may differ materially.
      Share repurchases could be affected by
      market prices of the Company's stock
      as well as management's decision to
      utilize its capital for other purposes.
      Potential year 2000 costs could be
      affected by conditions in the economy,
      the industry and internal factors that may alter planned results. Futhermore, potential year 2000 costs and compliance efforts could be affected by the ability of SYSCO's suppliers and customers to effectively address year 2000 issues.


            PART II.  OTHER INFORMATION
            ---------------------------


Item 3.   Quantitative and Qualitative Disclosures
           about Market Risks

          SYSCO does not utilize financial
          instruments for trading purposes and
          holds no derivative financial instruments which could expose the company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. At
          March 27, 1999 the Company had
          outstanding $129,971,000 of commercial
          paper with maturities through March 29,
          1999. The Company's remaining long-term debt obligations of $783,661,000 were primarily at fixed rates of interest.
          SYSCO has no significant cash flow
          exposure due to interest rate changes
          for long-term debt obligations.



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

            15    Letter from Arthur Andersen LLP
                  dated May 5, 1999,
                  re unaudited financial statements.

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

                                SYSCO CORPORATION
                                (Registrant)




                       By  /s/ JOHN K. STUBBLEFIELD, JR.
                           -----------------------------
                               John K. Stubblefield, Jr.
                               Senior Vice President,
                               Finance and Administration



 Date:  May 5, 1999

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
        June 27, 1998.

 15     Letter from Arthur Andersen LLP
        dated May 5, 1999, re unaudited
        financial statements.                           16

 27     Sysco Corporation and its Consolidated
        Subsidiaries Financial Data Schedule            17





