Form 10-K
period 1999-07-03
SYSCO CORP
filed 1999-09-24
CIK 96021

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

                     FOR THE FISCAL YEAR ENDED JULY 3, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $10,936,571,000 at September 10, 1999 (based on the closing sales price on the New York Stock Exchange Composite Tape on September 10, 1999, as reported by The Wall Street Journal (Southwest Edition)). At September 10, 1999, the registrant had issued and outstanding an aggregate of 329,726,343 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement to be filed not later than 120 days after July 3, 1999 are incorporated by reference into Part III.

===============================================================================

                                TABLE OF CONTENTS


                                                                                                                   Page No.
                                                                                                                   --------
PART I.

Item 1.      Business  ............................................................................................    1
Item 2.      Properties  ..........................................................................................    6
Item 3.      Legal Proceedings  ...................................................................................    7
Item 4.      Submission of Matters to a Vote of Security Holders  .................................................    7
Item 4A.     Executive Officers of the Registrant  ................................................................    8


PART II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters  ...............................    9
Item 6.      Selected Financial Data  .............................................................................   10
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations  ...............   11
Item 8.      Financial Statements and Supplementary Data  .........................................................   18
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ................   34


PART III.

Item 10.     Directors and Executive Officers of the Registrant  ..................................................   34
Item 11.     Executive Compensation  ..............................................................................   34
Item 12.     Security Ownership of Certain Beneficial Owners and Management  ......................................   34
Item 13.     Certain Relationships and Related Transactions  ......................................................   34


PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  .....................................   35

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

Sysco Corporation (together with its subsidiaries and divisions collectively referred to as "SYSCO" or the "company"), founded in 1969, is the largest North American distributor of food and food related products to the foodservice or "food-prepared-away-from-home" industry. SYSCO provides its products and services to approximately 300,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

SYSCO, which was formed when the stockholders of nine companies exchanged their stock for SYSCO common stock, commenced operations in March 1970. Since its formation, the company has grown from $115 million to over $17 billion in annual sales both through internal expansion of existing operations and acquisitions of formerly independent companies. Through the end of fiscal 1999, SYSCO had acquired fifty-four companies or divisions of companies.

In July 1999, the company bought Newport Meat Co. Inc., a distributor in southern California of fresh aged beef and other meats, seafood and poultry products. In August 1999, the company acquired Doughtie's Foods, Inc., a food distributor located in Virginia and bought substantially all of the assets of Buckhead Beef company, Inc., a distributor located in Georgia of custom-cut fresh steak and other meats, seafood and poultry products.

SYSCO is organized under the laws of Delaware. The address and telephone number of the company's executive office are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390. As of July 3, 1999 SYSCO employed approximately 35,100 full-time employees.

CUSTOMERS AND PRODUCTS

The foodservice industry consists of two major customer segments - "traditional" and "chain restaurant." Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO's chain restaurant customers include regional pizza and national hamburger, chicken and steak chain operations.

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

The company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the traditional customer segment of the foodservice industry. SYSCO offers daily delivery to certain customer locations and has the capability of delivering special orders on short notice. Through its more than 10,600 sales, marketing and service representatives, the company keeps informed of the needs of its customers and acquaints them with new products. SYSCO also provides ancillary services relating to its foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control.

No single traditional foodservice customer accounted for as much as 5% of SYSCO's sales for its fiscal year ended July 3, 1999. Approximately 4.5% of traditional foodservice sales during fiscal 1999 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

The company's SYGMA Network operations specialize in customized service to chain restaurants, which service is also provided to a lesser extent by many of the company's traditional foodservice operations. SYSCO's sales to the chain restaurant industry consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. One chain restaurant customer (Wendy's International, Inc.) accounted for 5.3% of SYSCO's sales for its fiscal year ended July 3, 1999. There are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

SYSCO does not record sales on the basis of the type of foodservice industry customer, but based upon available information, the company estimates that sales by type of customer during the past three fiscal years were as follows:

                                                        Fiscal             Fiscal            Fiscal
           Type of Customer                              1999               1998              1997
           ----------------                             ------             ------            -----

           Restaurants                                    64%                62%               61%
           Hospitals and nursing homes                    10                 11                11
           Schools and colleges                            7                  7                 7
           Hotels and motels                               5                  5                 6
           Other                                          14                 15                15
                                                         ---                ---               ---
                    Totals                               100%               100%              100%
                                                         ===                ===               ===

SOURCES OF SUPPLY

SYSCO estimates that it purchases from thousands of independent sources, none of which individually account for more than 5% of the company's purchases. These sources of supply consist generally of large corporations selling brand name and private label merchandise and independent private label processors and packers. Generally, purchasing is carried out on a decentralized basis through centrally developed purchasing programs (see "Corporate Headquarters' Services and Controls" below) and direct purchasing programs established by the company's various operating subsidiaries and divisions.

The company continually develops relationships with suppliers but has no material long-term purchase commitments with any supplier.

CORPORATE HEADQUARTERS' SERVICES AND CONTROLS

SYSCO's corporate staff, consisting of approximately 800 persons, provides a number of services to the company's operating divisions and subsidiaries. These persons possess experience and expertise in, among other areas, accounting and finance, cash management, data processing, employee benefits, engineering and insurance. Corporate also provides legal, marketing and tax compliance services as well as warehousing and distribution services which provide assistance in space utilization, energy conservation, fleet management and work flow.

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

CAPITAL IMPROVEMENTS

To maximize productivity and customer service, the company continues to construct and modernize its distribution facilities. During fiscal 1999, 1998 and 1997, approximately $287,000,000, $259,000,000 and $211,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The company estimates its capital expenditures in fiscal 2000 should be in the range of $230,000,000 to $250,000,000. During the three years ended July 3, 1999, capital expenditures have been financed primarily by internally generated funds, the company's commercial paper program and bank borrowings.

EMPLOYEES

As of July 3, 1999, SYSCO had approximately 35,100 full-time employees, 22% of whom are represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally with monitoring and assistance by the corporate staff. Collective bargaining agreements covering approximately 33% of the company's union employees expire during fiscal 2000. SYSCO considers its labor relations to be satisfactory.

COMPETITION

The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis. The company believes that, although price and customer contact are important considerations, the principal competitive factor in the foodservice industry is the ability to deliver a wide range of quality products and related services on a timely and dependable basis. Although SYSCO has approximately 10% of the foodservice industry market in the United State and Canada, SYSCO believes, based upon industry trade data, that its sales to the "food-prepared-away-from-home" industry are the largest of any foodservice distributor. While adequate industry statistics are not available, the company believes that in most instances its local operations are among the leading distributors of food and related nonfood products to foodservice customers in their respective trading areas.

GOVERNMENT REGULATION

As a marketer and distributor of food products, SYSCO is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration ("FDA"). The FDA regulates manufacturing and holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. For certain product lines, SYSCO is also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act and regulations promulgated thereunder by the U.S. Department of Agriculture ("USDA"). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from the company's suppliers. The company and its products are also subject to state and local regulation through such measures as the licensing of its facilities, enforcement by state and local health agencies of state and local standards for the company's products and regulation of the company's trade practices in connection with the sale of its products. SYSCO's facilities are generally inspected at least annually by state and/or federal authorities. These facilities are also subject to inspections and regulations issued pursuant to the Occupational Safety and Health Act by the Department of Labor, which require the company to comply with certain manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products distributed by the company.

The company is also subject to regulation by numerous federal, state, and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates transportation of perishable and hazardous materials and waste, and similar state and local agencies.

The company's distribution facilities have tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. Other federal, state and local provisions relating to the protection of the environment or the discharge of materials do not materially impact the company's use or operation of its facilities.

Compliance with these laws has not and is not anticipated to have a material effect on the capital expenditures, earnings or competitive position of SYSCO.


GENERAL

Except for the SYSCO(R) trademark, the loss of which would have a materially adverse effect on the operations or earnings of the company, the company does not own or have the right to use any patents, trademarks, licenses, franchises or concessions.

SYSCO is not engaged in material research activities relating to the development of new products or the improvement of existing products. In fiscal 1996, the company completed an internally developed project that involved the redesign and development of the computer operating systems through which SYSCO's operating companies will process, control and report the results of all transactions. Installation will be substantially complete by December 1999 and such installation is expected to provide the basis for business expansion over the next several years without having a material adverse effect upon the business or operations of the company.

Sales of the company do not generally fluctuate on a seasonal basis, and therefore, the business of the company is not deemed to be seasonal.

As of September 10, 1999 SYSCO operates 97 facilities within the United States, of which 76 are distribution facilities, and three in Canada, of which two are distribution facilities.

ITEM 2.  PROPERTIES

The table below shows the number of distribution facilities and self-serve centers occupied by SYSCO in each state or province and the aggregate cubic footage devoted to cold and dry storage as of September 10, 1999.

                                   Number of             Cold Storage               Dry Storage
                                   Facilities              (Thousands                (Thousands
     Location                     and Centers            Cubic Feet)                Cubic Feet)
     --------                     -----------            ------------               -----------

Alabama                                 2                     1,739                    2,616
Alaska                                  1                       246                      317
Arizona                                 1                     1,485                    3,410
Arkansas                                1                     1,139                    3,157
California                             11                    11,364                   17,082
Colorado                                4                     2,759                    5,176
Connecticut                             1                     2,489                    2,737
Florida                                 6                    13,027                   16,469
Georgia                                 3                     4,433                    6,717
Idaho                                   1                       998                    1,154
Illinois                                3                     3,603                    5,050
Indiana                                 1                     1,590                    1,832
Iowa                                    1                       687                    1,215
Kansas                                  1                     2,735                    3,793
Kentucky                                1                     2,330                    2,648
Louisiana                               1                     2,577                    3,254
Maine                                   1                     1,395                    1,954
Maryland                                4                     6,309                    6,836
Massachusetts                           2                     7,638                    7,739
Michigan                                3                     4,976                    8,102
Minnesota                               1                     3,636                    3,063
Mississippi                             1                     2,125                    2,690
Missouri                                1                     1,128                    1,348
Montana                                 1                     2,043                    1,830
Nebraska                                1                     2,092                    2,618
New Jersey                              3                     2,121                    4,185
New Mexico                              1                     1,856                    1,855
New York                                6                     4,760                    7,759
North Carolina                          2                     2,351                    4,004
Ohio                                    4                     6,829                   11,663
Oklahoma                                1                       921                    1,848
Oregon                                  2                     3,431                    3,458
Pennsylvania                            4                     6,048                    7,027
South Dakota                            1                         3                      166
Tennessee                               4                     6,561                    9,963
Texas                                   6                    10,803                   15,057
Utah                                    2                     1,810                    1,845
Virginia                                4                     2,758                    3,022
Washington                              1                     2,549                    3,240
Wisconsin                               2                     4,083                    3,782
British Columbia, Canada                2                     1,426                    1,855
Ontario, Canada                         1                       941                    1,030
                                      ---                   -------                  -------

     Total                            100                   143,794                  194,566
                                      ===                   =======                  =======

SYSCO owns approximately 298,000,000 cubic feet of its distribution facilities and self-serve centers (or 88.2% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 2000 to 2009, exclusive of renewal options. Certain of the facilities owned by the company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $44,369,000 at July 3, 1999. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates to 2026.

The company owns its approximately 188,000 square foot headquarters office complex in Houston, Texas and leases approximately 100,000 square feet of additional office space in Houston, Texas.

Facilities in Salt Lake City, Utah, New Orleans, Louisiana and Portland, Maine (which in the aggregate account for approximately 4% of fiscal 1999 sales) are operating near capacity and the company is currently constructing expansions for these distribution facilities.

As of September 10, 1999 SYSCO's fleet of approximately 6,460 delivery vehicles consists of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The company owns approximately 91% of these vehicles and leases the remainder.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of SYSCO, each of whom holds the office opposite his or her name below until the meeting of the Board of Directors immediately preceding the next Annual Meeting of Stockholders or until his or her successor has been elected or qualified. Executive officers who are also directors serve as directors until the expiration of their terms which, with respect to each individual, occurs at the Annual Meeting of Stockholders in the calendar year specified in parentheses below or until their successors have been elected and qualified.

                                                                            SERVED IN THIS
    NAME OF OFFICER                              CAPACITY                   POSITION SINCE           AGE
--------------------------------------------------------------------------------------------------------
John F. Woodhouse                  Senior Chairman of the Board              1999                     68
                                   of  Directors  and  Chairman  of the
                                   Executive Committee  (2001)

Bill M. Lindig                     Chairman and Chief                        1999, 1995               62
                                   Executive Officer and                     & 1983
                                   Director  (1999)

Charles H. Cotros                  President and Chief Operating             1999, 1995               62
                                   Officer and Director  (2000)              & 1985

Larry J. Accardi                   Senior Vice President, Operations         1999                     50

Kenneth J. Carrig                  Senior Vice President,                    1999                     42
                                   Administration

O. Wayne Duncan                    Senior Vice President,                    1995                     61
                                   Operations

George L. Holm                     Senior Vice President, Operations         1996                     43

Thomas E. Lankford                 Executive Vice President,                 1999                     51
                                   Merchandising & Multi-Unit Sales

Gregory K. Marshall                Senior Vice President                     1993                     52

Diane Day Sanders                  Vice President and Treasurer              1994                     50

Richard J. Schnieders              Executive Vice President,                 1999 & 1997              51
                                   Foodservice Operations and Director
                                   (2000)

John K. Stubblefield, Jr.          Senior Vice President,                    1993 & 1999              53
                                   Finance and Administration

Arthur J. Swenka                   Senior Vice President,                    1995 & 1994              62
                                   Operations and Director (2000)

James D. Wickus                    Senior Vice President,                    1995                     56
                                   Operations


Each of the executive officers listed above has been employed by the company throughout the past five years except Kenneth J. Carrig. Before joining SYSCO, Mr. Carrig was Vice President of Human Resources for Continental Airlines, Inc. from 1995 to 1997 and prior to that he was Senior Director of the Southwest Region for Pepsi Co from 1987 to 1995.

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

                                         Common Stock Prices                             Dividends
                                  --------------------------------                    --------------
                                     High                   Low                       Paid Per Share
                                  ----------             ---------                    --------------
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

Fiscal 1999
    First Quarter                 $ 25-15/16            $ 19-15/16                        $0.090
    Second Quarter                    28-5/8                23-1/8                         0.090
    Third Quarter                     29-7/8              24-15/16                         0.100
    Fourth Quarter                    31-7/8                    25                         0.100


The number of record owners of SYSCO's Common Stock as of July 3, 1999 was 15,485.

ITEM 6. SELECTED FINANCIAL DATA

                                                         FISCAL YEAR ENDED
                                -------------------------------------------------------------------
                                   1999
                                (53 WEEKS)       1998          1997          1996          1995
                                -----------   -----------   -----------   -----------   -----------
                                               (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales.........................  $17,422,815   $15,327,536   $14,454,589   $13,395,130   $12,118,047
Earnings before income
  taxes.......................      593,887       532,493       495,955       453,943       417,618
Income taxes..................      231,616       207,672       193,422       177,038       165,794
                                -----------   -----------   -----------   -----------   -----------
Earnings before cumulative
  effect of accounting
  change......................      362,271       324,821       302,533       276,905       251,824
Cumulative effect of
  accounting change...........           --       (28,053)           --            --            --
                                -----------   -----------   -----------   -----------   -----------
          Net earnings........      362,271       296,768       302,533       276,905       251,824
                                ===========   ===========   ===========   ===========   ===========
Earnings before accounting
  change:
  Basic earnings per share....         1.09          0.95          0.85          0.76          0.69
  Diluted earnings per
     share....................         1.08          0.95          0.85          0.75          0.68
Cumulative effect of
  accounting change:
  Basic earnings per share....           --         (0.08)           --            --            --
  Diluted earnings per
     share....................           --         (0.08)           --            --            --
Net earnings:
  Basic earnings per share....         1.09          0.87          0.85          0.76          0.69
  Diluted earnings per
     share....................         1.08          0.86          0.85          0.75          0.68
Cash dividends per share......         0.38          0.33          0.28          0.24          0.20
Total assets..................    4,096,582     3,780,189     3,433,823     3,319,943     3,097,161
Capital expenditures..........      286,687       259,353       210,868       235,891       201,577
Long-term debt................      997,717       867,017       685,620       581,734       541,556
Shareholders' equity..........    1,427,196     1,356,789     1,400,472     1,474,678     1,403,603
                                -----------   -----------   -----------   -----------   -----------
          Total
            capitalization....    2,424,913     2,223,806     2,086,092     2,056,412     1,945,159
                                ===========   ===========   ===========   ===========   ===========
Ratio of long-term debt to
  capitalization..............         41.1%         39.0%         32.9%         28.3%         27.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     SYSCO's operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers' needs; cash dividends; and acquisitions fitting within the company's overall growth strategy. Any remaining cash generated from operations also is applied toward a portion of the cost of shares repurchased in the buyback program, while the remainder of the cost may be financed with additional long-term debt. SYSCO's initial share repurchase program was used primarily to offset shares issued under various employee benefit and compensation plans. The company significantly accelerated the repurchase program beginning in February 1996. The share repurchase program reduced outstanding shares and increased earnings per share. The long-term debt to total capitalization target ratio was increased from a range of 30% to 40% to a range of 35% to 40% due to prior and anticipated accelerated share repurchases and additional debt associated with those repurchases. This range was exceeded as of July 3, 1999 due to shares repurchased for acquisitions that closed in early fiscal 2000.

     In November 1996, the Board authorized an additional 12,000,000 share buyback to be completed in calendar 1997; in July 1997 the Board authorized an additional 12,000,000 share buyback to be completed in fiscal 1998; and in September 1998 the Board authorized a new 8,000,000 share buyback to be completed in calendar 1999. The number of shares acquired and their cost for the past three years was 7,567,300 shares for $203,958,000 in fiscal 1999, 12,129,700 shares for $263,416,000 in fiscal 1998 and 18,032,800 shares for
$305,301,000 in fiscal 1997. On July 9, 1999, the Board authorized a new 8,000,000 share buyback.

     Net cash generated from operating activities was $585,303,000 in 1999, $357,764,000 in 1998 and $498,108,000 in 1997. Expenditures for facilities, fleet and other equipment were $286,687,000 in 1999, $259,353,000 in 1998 and $210,868,000 in 1997. Expenditures in fiscal 2000 should be in the range of $230,000,000 to $250,000,000.

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

     On June 3, 1998 SYSCO filed with the Securities and Exchange Commission a $500,000,000 shelf registration of debt securities. On July 22, 1998 SYSCO issued 6.5% debentures totaling $225,000,000 under the shelf registration, due August 1, 2028. These debentures were priced at 99.685% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO the right to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption. Proceeds from the debentures were used to pay down outstanding commercial paper.

     The net cash provided by operations less cash utilized for capital expenditures, the stock repurchase program, cash dividends and other uses resulted in net long-term debt of $997,717,000 at July 3, 1999. About 78% of the long-term debt is at fixed rates averaging 6.75% and the remainder is at floating rates averaging 5.15%. Long-term debt to capitalization was 41% at July 3, 1999, up 2% from the 39% at June 27, 1998 and up 8% from the 33% at June 28, 1997. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

     SYSCO has a commercial paper program that is currently supported by a $300,000,000 bank credit facility. During fiscal 1999, 1998 and 1997, commercial paper and short-term bank borrowings ranged from approximately $67,769,000 to $358,637,000, from approximately $29,581,000 to $417,924,000, and from approximately $23,376,000 to $263,782,000, respectively.

     In summary, SYSCO believes that through continued monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

MARKET RISK

     SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments that could expose the company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations discussed above. At July 3, 1999 the company had outstanding commercial paper of $213,792,000 with maturities through October 4, 1999. The company's remaining long-term debt obligations of $783,925,000 were primarily at fixed rates of interest. SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

SALES

     The annual increases in sales of 14% in 1999 (53 weeks) and 6% in 1998 resulted from several factors. Sales in fiscal 1999 and 1998 were affected by the strong growth in the U.S. economy, as well as in the foodservice industry. After adjusting for food price increases and acquisitions, real sales growth including the effect of the 53rd week was about 12% in 1999 and 6% in 1998. The cost of SYSCO's foodservice products during the first six months of fiscal 1999 were inflated about 2%, while inflation for those costs during the latter half of the year decreased to about zero, resulting in about 1% inflation for the entire year. This compares to zero inflation in fiscal 1998. Industry sources estimate the total foodservice market experienced real growth of approximately 3.5% in calendar 1998 and 2.5% in calendar 1997.

     Sales for fiscal 1997 through 1999 were as follows:

YEAR                                                             SALES        % INCREASE
----                                                        ---------------   ----------
1999 (53 Weeks)..........................................   $17,422,815,000       14%
1998.....................................................    15,327,536,000        6
1997.....................................................    14,454,589,000        8

     A comparison of the sales mix in the principal product categories during the last three years is presented below:

                                                              1999   1998   1997
                                                              ----   ----   ----
Medical supplies............................................    1%     1%     1%
Dairy products..............................................   10      9      9
Fresh and frozen meats......................................   15     15     15
Seafoods....................................................    6      6      5
Poultry.....................................................   11     10     10
Frozen fruits, vegetables, bakery and other.................   14     15     15
Canned and dry products.....................................   22     23     23
Paper and disposables.......................................    7      7      8
Janitorial products.........................................    2      2      2
Equipment and smallwares....................................    3      3      3
Fresh produce...............................................    6      6      6
Beverage products...........................................    3      3      3
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     A comparison of sales by type of customer during the last three years is presented below:

                                                              1999   1998   1997
                                                              ----   ----   ----
Restaurants.................................................   64%    62%    61%
Hospitals and nursing homes.................................   10     11     11
Schools and colleges........................................    7      7      7
Hotels and motels...........................................    5      5      6
All other...................................................   14     15     15
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

COST OF SALES

     Cost of sales increased about 14% in 1999 and 6% in 1998. These increases were generally in line with the increases in sales. The rate of increase is influenced by SYSCO's overall customer and product mix as well as economies realized in product acquisition.

OPERATING EXPENSES

     Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales were 14.6% for fiscal 1999 and 1998, and 14.4% for 1997. Changes in the percentage relationship of operating expenses to sales result from an interplay of several economic influences, including customer mix. Inflationary increases in operating costs generally have been offset through improved productivity.

INTEREST EXPENSE

     Interest expense increased $14,417,000 or approximately 25% in fiscal 1999 as compared to an increase of $11,920,000 or approximately 26% in fiscal 1998. The increases in fiscal 1999 and 1998 were due primarily to increased borrowings, principally to fund the share repurchase program, and the replacement of floating rate debt at higher fixed rates in fiscal 1999. Interest capitalized during the past three years was $1,812,000 in fiscal 1999, $2,095,000 in 1998, and $2,215,000 in 1997.

OTHER, NET

     Other decreased $910,000 or about 1,717% in fiscal 1999 and decreased $215,000 or about 133% in fiscal 1998. Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities.

EARNINGS BEFORE INCOME TAXES

     Earnings before income taxes rose $61,394,000, or approximately 12% above fiscal 1998, which had increased $36,538,000, or approximately 7%, above the prior year. Additional sales and realization of operating efficiencies contributed to the increases, as well as the effect of the 53rd week.

PROVISION FOR INCOME TAXES

     The effective tax rate for 1999 and 1998 was approximately 39%.

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     Fiscal 1999 represents the twenty-third consecutive year of increased earnings. Including the effect of the 53rd week and before the cumulative effect of an accounting change in fiscal 1998, fiscal 1999 earnings rose $37,450,000, or approximately 12% above fiscal 1998 which had increased $22,288,000, or approximately 7%, over the prior year.

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

NET EARNINGS

     Net earnings for the year increased $65,503,000, or approximately 22% above fiscal 1998, which had decreased $5,765,000, or approximately 2% below the prior year. The increase was caused by the accounting change discussed above in fiscal 1998, as well as additional sales and operating efficiencies and the effect of the 53rd week.

DIVIDENDS

     The quarterly dividend rate of ten cents per share was established in February 1999 when it was increased from the nine cents per share set in February 1998.

RETURN ON SHAREHOLDERS' EQUITY

     The return on average shareholders' equity for fiscal 1999 was approximately 26% compared to 23% in fiscal 1998 before the cumulative effect of the accounting change and 21% in 1997. Since inception SYSCO has averaged in excess of a 17% return on shareholders' equity before the cumulative effect of the accounting change.

YEAR 2000

     SYSCO has been replacing and enhancing its information systems to gain operational efficiencies with the implementation of the SYSCO Uniform System
(SUS). SUS is Year 2000 compliant and implementation will be substantially complete by December 1999.

     To address the Year 2000 issue, SYSCO instituted an enterprise-wide Year 2000 compliance project in January 1998. SYSCO's Year 2000 project used two outside technology consulting firms -- one with expertise in information technology (IT) and project management and the other with expertise in engineering to identify Year 2000 issues in non-IT systems and equipment that have embedded microchips. SYSCO established a formal project management methodology to address the Year 2000 issue. SYSCO's Year 2000 project consists of four phases: i) Information Gathering and Planning -- This phase consisted of gathering information about SYSCO's IT and non-IT systems, as well as identifying significant suppliers, customers and other third parties. The primary objective was to build a detailed inventory of information; ii) Assessment -- This phase consisted of analyzing the information gathered during the first phase. The process included examining and evaluating SYSCO's IT systems and non-IT systems with embedded microchips for exposure to date sensitivity. The primary objective of the assessment phase was to identify components that are not Year 2000 compliant so that they could be corrected, replaced or eliminated; iii) Remediation -- This phase consisted of correcting, replacing or eliminating any components found during the assessment phase that were not Year 2000 compliant. This included addressing SYSCO's internally developed mission critical IT systems, purchased hardware and software, and non-IT systems and equipment with embedded microchips; and iv) Testing -- This phase consisted of systems integration testing of SYSCO's mission critical IT systems used throughout the company, as well as specific systems interface testing with certain customers and certain suppliers to ensure their Year 2000 readiness.

     In March 1999, SYSCO completed extensive testing of its mission critical IT systems using multiple Year 2000 date scenarios to simulate fiscal and calendar crossovers. These systems were found to be Year 2000 compliant. SYSCO has also completed a comprehensive assessment of its IT systems and non-IT systems with embedded microchips and is completing upgrades and replacements of non-compliant systems and equipment. Although the percentages of work completed vary across SYSCO's operations, SYSCO plans to complete the remaining upgrades and replacements by December 1999.

     An important component of SYSCO's Year 2000 readiness efforts has focused on verifying to the extent possible that its significant suppliers are currently Year 2000 compliant or have adequate remediation plans in place to ensure Year 2000 compliance. SYSCO analyzed and categorized its suppliers and then contacted in writing the significant suppliers to solicit information on their Year 2000 preparedness efforts. SYSCO has obtained Year 2000 information from the majority of the identified suppliers and is in the process of contacting those few suppliers who have not yet responded.

     SYSCO does not believe that the total costs which will be incurred to provide Year 2000 compliance will have a material impact on the financial statements of the company.

     The company has identified three most reasonably likely worst case scenarios: (1) loss of public power supplies; (2) loss of communication infrastructure; and (3) failure of the company's mission critical IT systems and infrastructure. Within the three most reasonably likely worst case scenarios, SYSCO's goal is to identify actions that can be taken prior to January 2000 that would minimize or mitigate the failures should they occur. Contingency plans have been developed for the core business functions and are being deployed to SYSCO's distribution centers for review and implementation.

     Although SYSCO's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on its business and operations, the actual effects of the issue and the success or failure of the company's efforts described above cannot be known until the Year 2000. Failure by SYSCO, its suppliers, customers and other third parties to address adequately their respective Year 2000 issues in a timely manner, insofar as such issues relate to the company's business and operations, could have a material adverse effect on SYSCO.

RISK FACTORS

Low Margin Business; Economic Sensitivity

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. SYSCO makes a significant portion of its sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, SYSCO's profit levels may be negatively impacted during periods of food price deflation, even though SYSCO's gross profit percentage may remain relatively constant. The foodservice industry is sensitive to national and economic conditions. SYSCO's operating results also are sensitive to, and may be adversely affected by other factors, including difficulties with the collectability of accounts receivables, inventory control, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although such factors have not had a material adverse impact on SYSCO's past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.

Leverage and Debt Service

Because historically a substantial part of SYSCO's growth has been the result of acquisitions and capital expansion, SYSCO's continued growth depends, in large part, on its ability to continue this expansion. As a result, its inability to finance acquisitions and capital expenditures through borrowed funds could restrict its ability to expand. Moreover, any default under the documents governing the indebtedness of SYSCO could have a significant adverse effect on the market value of SYSCO's common stock. Further, SYSCO's leveraged position may also increase its vulnerability to competitive pressures.

Product Liability Claims

SYSCO, like any other seller of food, faces the risk of exposure to product liability claims in the event that the use of products sold by the company causes injury or illness. With respect to product liability claims, SYSCO believes it has sufficient primary or excess umbrella liability insurance. However, this insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover liabilities. SYSCO generally seeks contractual indemnification and insurance coverage from parties supplying its products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If SYSCO does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce SYSCO's net income and earnings per share.

Interruption of Supplies

SYSCO obtains all of its foodservice products from other suppliers. For the most part, SYSCO does not have long-term contracts with any supplier committing it to provide products to SYSCO. Although SYSCO's purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by SYSCO in the quantities requested. Because SYSCO does not control the actual production of its products, it is also subject to delays caused by interruption in production based on conditions outside its control. These conditions include: job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, and natural disasters or other catastrophic events. SYSCO's inability to obtain adequate supplies of its foodservice products as a result of any of the foregoing factors or otherwise, could mean that SYSCO could not fulfill its obligations to customers, and customers may turn to other suppliers.

Labor Relations

As of July 3, 1999, 7,641 employees are members of 45 different local unions associated with the International Brotherhood of Teamsters and other labor organizations, at 34 operating companies. In fiscal 2000, 18 agreements covering 2,557 employees will expire. Failure to effectively renegotiate these contracts could result in work stoppages. Although SYSCO has not experienced any significant labor disputes or work stoppages to date, and believes it has satisfactory relationships with its unions, a work stoppage due to failure to renegotiate a union contract, or otherwise, could have a material adverse effect on SYSCO.

Integration of Acquired Companies

If SYSCO is unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, its profitability may decrease. Integration of an acquired business may be more difficult when SYSCO acquires a business in a market in which it has limited or no expertise, or with a corporate culture different from SYSCO's. If SYSCO is unable to integrate acquired businesses successfully, it may incur substantial costs and delays in increasing its customer base. In addition, the failure to integrate acquisitions successfully may divert management's attention from SYSCO's existing business and may damage SYSCO's relationships with its key customers and suppliers.

Charter and Stockholder Rights Plan

Under its Restated Certificate of Incorporation, SYSCO's Board of Directors is authorized to issue up to 1.5 million shares of preferred stock without stockholder approval. Issuance of these shares would make it more difficult for anyone to acquire SYSCO without approval of the Board of Directors because more shares would have to be acquired to gain control. If anyone attempts to acquire SYSCO without approval of the Board of Directors of SYSCO, the stockholders of SYSCO have the right to purchase preferred stock of SYSCO, which also means more shares would have to be acquired to gain control. Both of these devices may deter hostile takeover attempts that might result in an acquisition of SYSCO that would have been financially beneficial to SYSCO's stockholders.

FORWARD-LOOKING STATEMENTS

Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include projected sales increases, anticipated capital expenditures, customer mix, product cost inflation/deflation, implementation and anticipated results of "fold-outs", potential acquisitions and any potential benefits resulting therefrom, payment of dividends, consistency and predictability of earnings and cash flow growth, continuation of the share repurchase program, projected sales to particular customers, including but not limited to Wendy's International, Inc., and Year 2000 readiness efforts and time-tables and the anticipated costs of these efforts.

These statements are based on current expectations and management's estimates and actual results may differ materially. Decisions to pursue "fold-outs" and acquisitions and expenditures for such could vary depending upon construction schedules and the timing of other purchases, such as fleet and equipment, while results from "fold-outs" and acquisitions could be impacted by competitive conditions, labor issues and other matters. Acquisitions also depend upon the availability and suitability of potential candidates and management's allocation of capital. Industry growth, sales increases, customer mix, product cost inflation/deflation, payment of dividends, the consistency and predictability of earnings and cash flow growth and Year 2000 costs and compliance efforts could be affected by conditions in the economy, the industry and internal factors that may alter planned results.

Furthermore, potential Year 2000 costs and compliance efforts could be affected by the ability of SYSCO's suppliers and customers to effectively address Year 2000 issues. Sales to particular customers could be affected by conditions in the economy and the customer's ability to make planned levels of sales available to SYSCO. The share repurchase program could be affected by market prices of the company's stock as well as management's decision to utilize its capital for other purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements:

                                                                                                      Page
                                                                                                      ----
         Report of Management on Internal Accounting Controls.......................................  19

         Report of Independent Public Accountants...................................................  20

         Consolidated Financial Statements:

               Consolidated Balance Sheets..........................................................  21
               Consolidated Results of Operations...................................................  22
               Consolidated Shareholders' Equity....................................................  23
               Consolidated Cash Flows..............................................................  24
               Summary of Accounting Policies.......................................................  25
               Additional Financial Information.....................................................  26

Schedule:

    II - Valuation and Qualifying Accounts..........................................................  S-1


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

The company believes that its system of internal controls is effective and adequate to accomplish the objectives discussed above.


          /s/ BILL M. LINDIG                    /s/ JOHN K. STUBBLEFIELD, JR.
----------------------------------------      ----------------------------------
           Bill M. Lindig                         John K. Stubblefield, Jr.
  Chairman and Chief Executive Officer              Senior Vice President,
                                                 Finance and Administration

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware corporation) and subsidiaries as of July 3, 1999 and June 27, 1998, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended July 3, 1999. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysco Corporation and subsidiaries as of July 3, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP

Arthur Andersen LLP
Houston, Texas
August 4, 1999

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              JULY 3, 1999   JUNE 27, 1998
                                                              ------------   -------------
                                                                  (IN THOUSANDS EXCEPT
                                                                    FOR SHARE DATA)
Current assets
  Cash......................................................   $  149,303     $  110,288
  Accounts and notes receivable, less allowances of $21,095
     and $20,081............................................    1,334,371      1,215,610
  Inventories...............................................      851,965        790,501
  Deferred taxes............................................       43,353         37,073
  Prepaid expenses..........................................       29,775         26,595
                                                               ----------     ----------
          Total current assets..............................    2,408,767      2,180,067
  Plant and equipment at cost, less depreciation............    1,227,669      1,151,054
Other assets
  Goodwill and intangibles, less amortization...............      302,100        307,959
  Other.....................................................      158,046        141,109
                                                               ----------     ----------
          Total other assets................................      460,146        449,068
                                                               ----------     ----------
          Total assets......................................   $4,096,582     $3,780,189
                                                               ==========     ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable.............................................   $   13,377     $   42,333
  Accounts payable..........................................    1,013,302        849,159
  Accrued expenses..........................................      374,271        292,255
  Income taxes..............................................        6,103         25,523
  Current maturities of long-term debt......................       20,487        114,920
                                                               ----------     ----------
          Total current liabilities.........................    1,427,540      1,324,190
Long-term debt..............................................      997,717        867,017
Deferred taxes..............................................      244,129        232,193
Contingencies
Shareholders' equity
  Preferred stock, par value $1 per share
     Authorized 1,500,000 shares, issued none...............           --             --
  Common stock, par value $1 per share
     Authorized 500,000,000 shares, issued 382,587,450
      shares................................................      382,587        382,587
  Paid-in capital...........................................          872             --
  Retained earnings.........................................    2,032,068      1,796,488
                                                               ----------     ----------
                                                                2,415,527      2,179,075
  Less cost of treasury stock, 52,915,065 and 47,578,288
     shares.................................................      988,331        822,286
                                                               ----------     ----------
          Total shareholders' equity........................    1,427,196      1,356,789
                                                               ----------     ----------
          Total liabilities and shareholders' equity........   $4,096,582     $3,780,189
                                                               ==========     ==========

    See Summary of Accounting Policies and Additional Financial Information.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                         YEAR ENDED
                                                        --------------------------------------------
                                                        JULY 3, 1999
                                                         (53 WEEKS)    JUNE 27, 1998   JUNE 28, 1997
                                                        ------------   -------------   -------------
                                                            (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales.................................................  $17,422,815     $15,327,536     $14,454,589
Costs and expenses
  Cost of sales.......................................   14,207,860      12,499,636      11,835,959
  Operating expenses..................................    2,547,266       2,236,932       2,076,335
  Interest expense....................................       72,839          58,422          46,502
  Other, net..........................................          963              53            (162)
                                                        -----------     -----------     -----------
          Total costs and expenses....................   16,828,928      14,795,043      13,958,634
                                                        -----------     -----------     -----------
Earnings before income taxes..........................      593,887         532,493         495,955
Income taxes..........................................      231,616         207,672         193,422
                                                        -----------     -----------     -----------
Earnings before cumulative effect of accounting
  change..............................................      362,271         324,821         302,533
Cumulative effect of accounting change................           --         (28,053)             --
                                                        -----------     -----------     -----------
          Net earnings................................  $   362,271     $   296,768     $   302,533
                                                        ===========     ===========     ===========
Earnings before accounting change:
  Basic earnings per share............................  $      1.09     $      0.95     $      0.85
  Diluted earnings per share..........................         1.08            0.95            0.85
Cumulative effect of accounting change:
  Basic earnings per share............................           --           (0.08)             --
  Diluted earnings per share..........................           --           (0.08)             --
Net earnings:
  Basic earnings per share............................         1.09            0.87            0.85
  Diluted earnings per share..........................         1.08            0.86            0.85

    See Summary of Accounting Policies and Additional Financial Information.

                       CONSOLIDATED SHAREHOLDERS' EQUITY

                                     COMMON STOCK                                   TREASURY STOCK
                                ----------------------   PAID-IN     RETAINED    ---------------------
                                  SHARES       AMOUNT    CAPITAL     EARNINGS      SHARES      AMOUNT
                                -----------   --------   --------   ----------   ----------   --------
                                                 (IN THOUSANDS EXCEPT FOR SHARE DATA)
Balance at June 29, 1996......  191,293,725   $191,294   $ 35,179   $1,568,589   10,880,919   $320,384
Net earnings for year ended
  June 28, 1997...............                                         302,533
Cash dividends paid, $.28 per
  share.......................                                         (99,574)
Treasury stock purchases......                                                    9,016,400    305,301
Stock options exercised.......                             (3,069)                 (334,139)    (9,838)
Employees' Stock Purchase
  Plan........................                               (789)                 (512,603)   (15,474)
Management Incentive Plan.....                                937                  (195,119)    (5,745)
                                -----------   --------   --------   ----------   ----------   --------
Balance at June 28, 1997......  191,293,725   $191,294   $ 32,258   $1,771,548   18,855,458   $594,628
Net earnings for year ended
  June 27, 1998...............                                         296,768
Cash dividends paid, $.33 per
  share.......................                                        (110,928)
Treasury stock purchases......                                                    6,064,850    263,416
Stock options exercised.......                             (4,308)                 (491,795)   (15,174)
Employees' Stock Purchase
  Plan........................                              1,359                  (433,419)   (14,048)
Management Incentive Plan.....                              1,084                  (205,950)    (6,536)
2-for-1 stock split...........  191,293,725    191,293    (30,393)    (160,900)  23,789,144
                                -----------   --------   --------   ----------   ----------   --------
Balance at June 27, 1998......  382,587,450   $382,587   $     --   $1,796,488   47,578,288   $822,286
Net earnings for year ended
  July 3, 1999................                                         362,271
Cash dividends paid, $.38 per
  share.......................                                        (126,691)
Treasury stock purchases......                                                    7,567,300    203,958
Stock options exercised.......                             (5,621)                 (988,679)   (15,954)
Employees' Stock Purchase
  Plan........................                              3,679                  (894,094)   (15,906)
Management Incentive Plan.....                              2,814                  (347,750)    (6,053)
                                -----------   --------   --------   ----------   ----------   --------
Balance at July 3, 1999.......  382,587,450   $382,587   $    872   $2,032,068   52,915,065   $988,331
                                ===========   ========   ========   ==========   ==========   ========

    See Summary of Accounting Policies and Additional Financial Information.

                            CONSOLIDATED CASH FLOWS

                                                                           YEAR ENDED
                                                          --------------------------------------------
                                                          JULY 3, 1999
                                                           (53 WEEKS)    JUNE 27, 1998   JUNE 28, 1997
                                                          ------------   -------------   -------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..........................................   $ 362,271       $ 296,768       $ 302,533
  Add non-cash items:
     Cumulative effect of accounting change.............          --          28,053              --
     Depreciation and amortization......................     205,005         181,234         160,292
     Deferred tax provision (benefit)...................       5,656         (15,077)         11,081
     Provision for losses on receivables................      26,208          22,959          21,588
  Additional investment in certain assets and
     liabilities, net of effect of businesses acquired:
     (Increase) in receivables..........................    (144,969)       (162,276)        (40,247)
     (Increase) in inventories..........................     (61,464)        (48,483)         (6,883)
     (Increase) in prepaid expenses.....................      (3,180)         (4,871)         (2,534)
     Increase in accounts payable.......................     164,143          14,114          43,145
     Increase in accrued expenses.......................      82,016          50,875          27,512
     (Decrease) increase in income taxes................     (19,420)          7,782          (5,589)
     (Increase) in other assets.........................     (30,963)        (13,314)        (12,790)
                                                           ---------       ---------       ---------
          Net cash provided by operating activities.....     585,303         357,764         498,108
                                                           ---------       ---------       ---------
Cash flows from investing activities:
  Additions to plant and equipment......................    (286,687)       (259,353)       (210,868)
  Proceeds from sales of plant and equipment............      24,952           8,296           2,842
  Acquisition of businesses, net of cash acquired.......          --         (84,473)         (5,330)
                                                           ---------       ---------       ---------
          Net cash used for investing activities........    (261,735)       (335,530)       (213,356)
                                                           ---------       ---------       ---------
Cash flows from financing activities:
  Bank and commercial paper (repayments) borrowings.....    (109,962)        303,996          92,039
  Other debt borrowings.................................     117,273           6,813           9,885
  Common stock reissued from treasury...................      38,785          33,893          28,136
  Treasury stock purchases..............................    (203,958)       (263,416)       (305,301)
  Dividends paid........................................    (126,691)       (110,928)        (99,574)
                                                           ---------       ---------       ---------
          Net cash used for financing activities........    (284,553)        (29,642)       (274,815)
                                                           ---------       ---------       ---------
Net increase (decrease) in cash.........................      39,015          (7,408)          9,937
Cash at beginning of year...............................     110,288         117,696         107,759
                                                           ---------       ---------       ---------
Cash at end of year.....................................   $ 149,303       $ 110,288       $ 117,696
                                                           =========       =========       =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...........................................   $  66,706       $  58,306       $  44,575
     Income taxes.......................................     237,990         195,133         186,153

    See Summary of Accounting Policies and Additional Financial Information.

SUMMARY OF ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

     SYSCO Corporation (SYSCO) is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "food-prepared-away-from-home" industry. These services are performed from 76 distribution facilities for approximately 300,000 customers located in the 38 states where facilities are situated, in 10 adjacent states and Alaska. The company also has one facility in Vancouver, British Columbia and one in Peterborough, Ontario, which service customers in those areas.

     The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the 1999 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from the estimates used.

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

     Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized during the past three years was $1,812,000 in 1999, $2,095,000 in 1998 and $2,215,000 in 1997.

GOODWILL AND INTANGIBLES

     Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired and are amortized over 40 years using the straight-line method. Accumulated amortization at July 3, 1999, June 27, 1998 and June 28, 1997 was $84,160,000, $74,554,000 and $66,521,000, respectively.

COMPUTER SYSTEMS DEVELOPMENT PROJECT

     In the second quarter of fiscal 1998, SYSCO recorded a one-time, after-tax, non-cash charge of $28,053,000 to comply with a consensus ruling by the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF Issue No. 97-13), requiring reengineering costs associated with computer systems development to be expensed as they are incurred. Prior to this ruling, SYSCO had capitalized business process reengineering costs incurred in connection with its SYSCO Uniform System information systems redevelopment project in accordance with generally accepted accounting principles.

     No costs were capitalized in fiscal 1999, 1998 and 1997. Amounts capitalized are being amortized as completed portions are put into use. Accumulated amortization, including the one-time charge, at July 3, 1999, June 27, 1998 and June 28, 1997 was $38,929,000, $36,532,000 and $1,624,000,
respectively.

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

NEW ACCOUNTING STANDARDS

     In fiscal 1998, SYSCO adopted SFAS No. 130, "Reporting Comprehensive Income." The adoption of this standard did not have an effect on SYSCO's reported net earnings as SYSCO has no additional comprehensive income under the statement.

     In fiscal 1999, SYSCO adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."This statement does not change the measurement or recognition of those plans, but revises the disclosure requirements for pensions and other postretirement plans.

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

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." At adoption, SOP 98-5 requires SYSCO to write-off any unamortized start-up costs as a cumulative effect of a change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. SYSCO is required to and will adopt SOP 98-5 in the first quarter of fiscal 2000 and estimates that this charge will be in the range of $8,000,000 to $10,000,000, after taxes.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133,"which delayed the effective date of implementation by one year. SYSCO is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2001. SYSCO does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

ADDITIONAL FINANCIAL INFORMATION

INCOME TAXES

     The income tax provisions consist of the following:

                                                 1999           1998           1997
                                             ------------   ------------   ------------
Federal income taxes.......................  $211,478,000   $189,758,000   $176,754,000
State and local income taxes...............    20,138,000     17,914,000     16,668,000
                                             ------------   ------------   ------------
          Total............................  $231,616,000   $207,672,000   $193,422,000
                                             ============   ============   ============

     Included in the income taxes charged to earnings are net deferred tax provisions of $5,656,000 in 1999, deferred tax benefits of $15,077,000 in 1998 and deferred tax provisions of $11,081,000 in 1997. These components result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the company's deferred tax assets and liabilities are as follows:

                                                           JULY 3, 1999   JUNE 27, 1998
                                                           ------------   -------------
Deferred tax liabilities:
  Excess tax depreciation and basis differences of
     assets..............................................  $203,524,000   $196,429,000
  Computer systems development project...................    10,991,000     11,109,000
  Other..................................................    29,614,000     24,655,000
                                                           ------------   ------------
          Total deferred tax liabilities.................   244,129,000    232,193,000
                                                           ------------   ------------
Deferred tax assets:
  Accrued pension expenses...............................    24,179,000     19,759,000
  Accrued medical and casualty insurance expenses........     6,647,000      6,709,000
  Other..................................................    12,527,000     10,605,000
                                                           ------------   ------------
          Total deferred tax assets......................    43,353,000     37,073,000
                                                           ------------   ------------
          Net deferred tax liabilities...................  $200,776,000   $195,120,000
                                                           ============   ============

     The company has enjoyed taxable earnings during each year of its thirty year existence and knows of no reason such profitability should not continue. Consequently, the company believes that it is more likely than not that the entire benefit of existing temporary differences will be realized and therefore no valuation allowance has been established for deferred tax assets.

     Reconciliations of the statutory Federal income tax rate to the effective income tax rates are as follows:

                                                              1999   1998   1997
                                                              ----   ----   ----
Statutory Federal income tax rate...........................   35%    35%    35%
State and local income taxes, net of Federal income tax
  benefit...................................................    4      4      4
                                                               --     --     --
                                                               39%    39%    39%
                                                               ==     ==     ==

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     The allowance for doubtful accounts receivable was $21,095,000 as of July 3, 1999, $20,081,000 as of June 27, 1998 and $17,240,000 as of June 28, 1997.
Customer accounts written off, net of recoveries, were $25,914,000 or 0.15% of sales, $21,218,000 or 0.14% of sales and $21,183,000 or 0.15% of sales for fiscal years 1999, 1998 and 1997, respectively.

SHAREHOLDERS' EQUITY

     On February 11, 1998 the Board of Directors declared a 2-for-1 stock split effected by a 100% stock dividend paid on March 20, 1998 to shareholders of record on February 27, 1998. All share and per share data in these financial statements have been restated to reflect the stock split.

     In fiscal 1998, SYSCO adopted the provisions of SFAS No. 128, "Earnings Per Share," which replaced primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share have been computed by dividing net earnings by 332,913,546 in 1999, 340,380,477 in 1998 and 354,470,170 in 1997, which represents the weighted average number of shares of common stock outstanding during those respective years. Diluted earnings per share have been computed by dividing net earnings by 336,796,669 in 1999, 343,440,181 in 1998 and 356,083,594 in 1997, which represents the weighted average number of shares of common stock outstanding during those respective years adjusted for the dilutive effect of stock options outstanding under the treasury stock method.

     In May 1986, the Board of Directors adopted a Warrant Dividend Plan designed to protect against those unsolicited attempts to acquire control of SYSCO that the Board believes are not in the best interest of the shareholders. The Board of Directors adopted an amended and restated plan in May 1996, which, among other things, extends the expiration of the plan through May 2006, and amended it in May 1999. As amended, the plan provides for a dividend distribution of one-half of one Preferred Stock Purchase Right (Right) for each outstanding share of SYSCO common stock. Each Right may be exercised to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $175, subject to adjustment. The Rights will not be exercisable until a party either acquires 10% of the company's common stock or makes a tender offer for 10% or more of its common stock. In the event of a merger or other business combination transaction, each Right effectively entitles the holder to purchase $350 worth of stock of the surviving company for a purchase price of $175.

     The Rights expire on May 21, 2006, and may be redeemed before expiration by the company at a price of $0.01 per Right until a party acquires 10% of the company's common stock or thereafter under certain circumstances. As a result of the Rights distribution, 450,000 of the 1,500,000 authorized preferred shares have been reserved for issuance as Series A Junior Participating Preferred Stock.

PLANT AND EQUIPMENT

     A summary of plant and equipment, including the related accumulated depreciation, appears below:

                                                                              ESTIMATED
                                           JULY 3, 1999     JUNE 27, 1998    USEFUL LIVES
                                          ---------------   --------------   ------------
Plant and equipment, at cost
  Land..................................  $    93,107,000   $  100,855,000
  Buildings and improvements............      957,389,000      895,915,000   10-40 years
  Equipment.............................    1,266,548,000    1,146,192,000    3-20 years
                                          ---------------   --------------
                                            2,317,044,000    2,142,962,000
Accumulated depreciation................   (1,089,375,000)    (991,908,000)
                                          ---------------   --------------
Net plant and equipment.................  $ 1,227,669,000   $1,151,054,000
                                          ===============   ==============

DEBT

     At July 3, 1999 and June 27, 1998 SYSCO had $13,377,000 and $42,333,000,
respectively, of short-term bank borrowings. The level of such borrowings fluctuates during the year based on working capital requirements.

     SYSCO's long-term debt is comprised of the following:

                                                         JULY 3, 1999    JUNE 27, 1998
                                                        --------------   -------------
Commercial paper, interest averaging 5.2% in 1999 and
  5.7% in 1998........................................  $  213,792,000   $ 294,798,000
Senior notes, interest at 9.95%, maturing in 1999.....              --      91,500,000
Senior notes, interest at 6.5%, maturing in 2005......     149,463,000     149,373,000
Senior notes, interest at 7.0%, maturing in 2006......     200,000,000     200,000,000
Senior notes, interest at 7.25%, maturing in 2007.....      99,696,000      99,657,000
Debentures, interest at 7.16%, maturing in 2027.......      50,000,000      50,000,000
Debentures, interest at 6.50%, maturing in 2029.......     224,313,000              --
Industrial Revenue Bonds, mortgages and other debt,
  interest averaging 5.9% in 1999 and 6.0% in 1998,
  maturing at various dates to 2026...................      80,940,000      96,609,000
                                                        --------------   -------------
          Total long-term debt........................   1,018,204,000     981,937,000
Less current maturities...............................     (20,487,000)   (114,920,000)
                                                        --------------   -------------
          Net long-term debt..........................  $  997,717,000   $ 867,017,000
                                                        ==============   =============

     The principal payments required to be made on long-term debt during the next five years are shown below:

YEAR                                                        AMOUNT
----                                                     ------------
2000...................................................  $ 20,487,000
2001...................................................    19,739,000
2002...................................................     7,289,000
2003...................................................    15,019,000
2004...................................................   214,901,000

     SYSCO has a $300,000,000 revolving loan agreement maturing in fiscal 2004 which currently supports the company's commercial paper program. The commercial paper borrowings at July 3, 1999 were $213,792,000.

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

     On June 3, 1998 SYSCO filed with the Securities and Exchange Commission a $500,000,000 shelf registration of debt securities. On July 22, 1998 SYSCO issued 6.5% debentures totaling $225,000,000 under the shelf registration, due on August 1, 2028. These debentures were priced at 99.685% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO the right to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption. Proceeds from the debentures were used to pay down outstanding commercial paper.

     The Industrial Revenue Bonds have varying structures. Final maturities range from one to twenty-seven years and certain of the bonds provide SYSCO the right to redeem (a call) at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity. Certain bonds have provisions whereby the holder may require SYSCO to purchase or redeem the bonds (a put) under certain circumstances. If certain of these bonds are purchased from bondholders, they can be remarketed at the then prevailing interest rates.

     Net long-term debt at July 3, 1999 was $997,717,000, of which 78% is at fixed rates averaging 6.75% with an average life of fourteen years, while the remainder is financed at floating rates averaging 5.15%. Certain loan agreements contain typical covenants to protect noteholders including provisions to maintain tangible net worth at specified levels.

     The fair value of SYSCO's total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximates $994,275,000 at July 3, 1999.

     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain supplier and insurance agreements. As of July 3, 1999 and June 27, 1998, letters of credit outstanding were $21,460,000 and $14,464,000, respectively. As of July 3, 1999 SYSCO has not entered into any significant derivative or other off-balance-sheet financing arrangements.

LEASES

     Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $36,904,000, $31,324,000 and $33,343,000 in fiscal 1999, 1998 and 1997, respectively.
Contingent rentals, subleases and assets and obligations under capital leases are not significant.

     Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

YEAR                                                        AMOUNT
----                                                      -----------
2000....................................................  $18,355,000
2001....................................................   16,615,000
2002....................................................   14,262,000
2003....................................................   11,178,000
2004....................................................    9,661,000
Later years.............................................   18,218,000

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

     The following summary presents information with regard to incentive options under this plan:

                                            OPTIONS EXERCISABLE          OPTIONS OUTSTANDING
                                        ---------------------------   -------------------------
                                          MAXIMUM       WEIGHTED       SHARES       WEIGHTED
                                          SHARES      AVERAGE PRICE     UNDER     AVERAGE PRICE
                                        EXERCISABLE     PER SHARE      OPTION       PER SHARE
                                        -----------   -------------   ---------   -------------
Balance at June 29, 1996..............   1,362,508        $9.84       1,362,508      $ 9.84
  Granted.............................                                       --          --
  Cancelled...........................                                 (149,542)      11.08
  Exercised...........................                                 (390,448)       9.67
                                                                      ---------
Balance at June 28, 1997..............     822,518         9.70         822,518        9.70
  Granted.............................                                       --          --
  Cancelled...........................                                       --          --
  Exercised...........................                                 (303,251)       9.65
                                                                      ---------
Balance at June 27, 1998..............     519,267         9.72         519,267        9.72
  Granted.............................                                       --          --
  Cancelled...........................                                       --          --
  Exercised...........................                                 (161,739)       9.22
                                                                      ---------
Balance at July 3, 1999...............     357,528        $9.94         357,528      $ 9.94
                                                                      =========

     The options outstanding at July 3, 1999 under this plan have exercise prices ranging from $7.66 to $11.13 and have a weighted average remaining contractual life of 1.7 years.

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

     The following summary presents information with regard to options issued under the 1991 plan:

                                            OPTIONS EXERCISABLE          OPTIONS OUTSTANDING
                                        ---------------------------   -------------------------
                                          MAXIMUM       WEIGHTED       SHARES       WEIGHTED
                                          SHARES      AVERAGE PRICE     UNDER     AVERAGE PRICE
                                        EXERCISABLE     PER SHARE      OPTION       PER SHARE
                                        -----------   -------------   ---------   -------------
Balance at June 29, 1996..............   2,190,690       $13.28       5,989,630      $13.64
  Granted.............................                                2,447,800       15.88
  Cancelled...........................                                 (236,034)      14.17
  Exercised...........................                                 (436,136)      13.33
                                                                      ---------
Balance at June 28, 1997..............   3,446,628        13.53       7,765,260       14.35
  Granted.............................                                1,901,416       17.50
  Cancelled...........................                                 (315,422)      14.97
  Exercised...........................                                 (841,462)      13.50
                                                                      ---------
Balance at June 27, 1998..............   4,886,528        13.98       8,509,792       15.11
  Granted.............................                                1,550,605       21.88
  Cancelled...........................                                 (307,879)      15.89
  Exercised...........................                                 (982,769)      14.11
                                                                      ---------
Balance at July 3, 1999...............   5,341,504       $14.66       8,769,749      $16.39
                                                                      =========

     The options outstanding at July 3, 1999 under this plan have exercise prices ranging from $12.63 to $26.25 and have a weighted average remaining contractual life of 6.8 years.

  Non-Employee Directors Stock Option Plan

     The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permitted the issuance of up to 400,000 shares of common stock to directors who are not employees of SYSCO. Under this plan, options to purchase 4,000 shares of common stock at the fair market value on the date of the grant were granted to each non-employee director annually, provided certain earnings goals were met. As of July 3, 1999, options for 136,000 shares had been granted to nine non-employee directors under this plan, of which options for 9,331 shares are available for exercise. No further grants will be made under this plan, which was replaced with the Non-Employee Directors Stock Plan.

  Non-Employee Directors Stock Plan

     The Non-Employee Directors Stock Plan adopted in fiscal 1999 permits the issuance of up to 400,000 shares of common stock to directors who are not employees of SYSCO. Under this plan non-employee directors will receive a one time retainer stock award of 2,000 shares when first elected as a non-employee director and an annual automatic grant of options to purchase 4,000 shares of common stock provided certain earnings goals are met. As of July 3, 1999, options for 40,000 shares had been granted to ten non-employee directors under this plan, none of which were exercisable.

  Employees' Stock Purchase Plan

     SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During 1999, 945,711 shares of SYSCO common stock were purchased by the participants as compared to 825,129 purchased in 1998 and 1,022,134 purchased in 1997. The total number of shares which may be sold pursuant to the plan may not exceed 34,000,000 shares, of which 8,374,202 remained available at July 3, 1999.

  Accounting Issues Relating to all Plans

     SYSCO accounts for these plans under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method of SFAS No. 123,

SYSCO's pro forma net earnings and diluted earnings per share would have been $357,148,000 and $1.06 in fiscal 1999, $292,824,000 and $0.86 in fiscal 1998 and $298,895,000 and $0.85 in fiscal 1997. The disclosure requirements of SFAS No. 123 are applicable to options granted after 1995. The pro forma effects for fiscal 1999, 1998 and 1997 are not necessarily indicative of the pro forma effects in future years.

     The weighted average fair value of options granted was $7.05 and $6.28 during 1999 and 1998, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999 and 1998, respectively; dividend yield of 1.65% and 1.71%; expected volatility of 23% and 24%; risk-free interest rates of 5.1% and 6.4%; and expected lives of 8 years.

     The weighted average fair value of employee stock purchase rights issued was $3.86 and $3.14 during fiscal 1999 and 1998, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

EMPLOYEE BENEFIT PLANS

     SYSCO has defined benefit and defined contribution retirement plans for its employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements.

     The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contribution to this plan was $5,813,000 in 1999, $5,660,000 in 1998 and $4,975,000 in 1997. The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation.

     SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards under this plan were $27,197,000 in 1999, $20,478,000 in 1998 and $17,633,000 in 1997 and were paid in both cash and stock. In addition to receiving benefits upon retirement under the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan. This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under this plan, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $55,975,000 at July 3, 1999 and $50,020,000 at June 27, 1998. SYSCO is the sole owner and beneficiary of such policies.

     In addition to providing pension benefits, SYSCO provides certain health care benefits to eligible retirees and their dependents in the United States.

     The funded status of the company's pension and other postretirement benefit plans is as follows:

                                               PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                         ----------------------------   ------------------------------
                                         JULY 3, 1999   JUNE 27, 1998   JULY 3, 1999    JUNE 27, 1998
                                         ------------   -------------   -------------   --------------
Change in benefit obligation:
  Benefit obligation at beginning of
     year..............................  $354,646,000   $261,734,000     $ 1,781,000     $ 2,199,000
  Service cost.........................    31,058,000     24,279,000         125,000         154,000
  Interest cost........................    27,138,000     22,437,000         135,000         185,000
  Amendments...........................       197,000        498,000              --              --
  Actuarial (gain) loss................    (8,749,000)    54,799,000          18,000        (562,000)
  Actual expenses......................    (2,418,000)    (2,298,000)             --              --
  Total disbursements..................    (8,753,000)    (6,803,000)         13,000        (195,000)
                                         ------------   ------------     -----------     -----------
  Benefit obligation at end of year....   393,119,000    354,646,000       2,072,000       1,781,000
                                         ------------   ------------     -----------     -----------
Change in plan assets:
  Fair value of plan assets at
     beginning of year.................   287,482,000    246,513,000              --              --
  Actual return on plan assets.........    38,871,000     48,932,000              --              --
  Employer contribution................    15,259,000      1,138,000         (13,000)        195,000
  Actual expenses......................    (2,418,000)    (2,298,000)             --              --
  Total disbursements..................    (8,753,000)    (6,803,000)         13,000        (195,000)
                                         ------------   ------------     -----------     -----------
  Fair value of plan assets at end of
     year..............................   330,441,000    287,482,000              --              --
                                         ------------   ------------     -----------     -----------
  Funded status........................   (62,678,000)   (67,164,000)     (2,072,000)     (1,781,000)
  Unrecognized net actuarial loss
     (gain)............................    10,866,000     29,415,000      (3,388,000)     (3,623,000)
  Unrecognized net (asset) obligation
     due to initial application of SFAS
     87................................    (2,813,000)    (3,660,000)      2,147,000       2,301,000
  Unrecognized prior service cost......    (1,612,000)    (2,449,000)        589,000         661,000
                                         ------------   ------------     -----------     -----------
  Accrued benefit cost.................  $(56,237,000)  $(43,858,000)    $(2,724,000)    $(2,442,000)
                                         ============   ============     ===========     ===========

     The assumptions used to value obligations at year end were:

                                             PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                       ----------------------------   ------------------------------
                                       JULY 3, 1999   JUNE 27, 1998   JULY 3, 1999    JUNE 27, 1998
                                       ------------   -------------   -------------   --------------
Weighted-average assumptions as of
  year end:
  Discount rate......................      7.50%           7.25%          7.50%            7.25%
  Expected rate of return............     10.50%          10.50%            --               --
  Rate of compensation increase......      4.50%           5.60%            --               --

     A health care cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

     The components of net pension and other postretirement benefit costs are as follows:

                                         PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                   ----------------------------   ------------------------------
                                   JULY 3, 1999   JUNE 27, 1998   JULY 3, 1999    JUNE 27, 1998
                                   ------------   -------------   -------------   --------------
Components of net periodic
  benefit cost:
  Service cost...................  $ 31,058,000   $ 24,279,000      $ 125,000       $ 154,000
  Interest cost..................    27,138,000     22,437,000        135,000         185,000
  Expected return on plan
     assets......................   (29,723,000)   (25,499,000)            --              --
  Amortization of prior service
     cost........................      (640,000)      (677,000)        72,000          72,000
  Recognized net actuarial loss
     (gain)......................       652,000        289,000       (216,000)       (189,000)
  Amortization of net transition
     obligation..................      (847,000)      (847,000)       153,000         153,000
                                   ------------   ------------      ---------       ---------
          Net pension costs......  $ 27,638,000   $ 19,982,000      $ 269,000       $ 375,000
                                   ============   ============      =========       =========

     Multi-employer pension costs were $22,375,000 and $19,633,000 in 1999 and 1998, respectively.

     The projected benefit obligation and accumulated benefit obligation were $52,721,000 and $38,860,000, respectively, as of July 3, 1999 and $47,495,000 and $34,910,000, respectively, as of June 27, 1998. There were no pension plans with accumulated benefit obligations in excess of plan assets.

CONTINGENCIES

     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

QUARTERLY RESULTS (UNAUDITED)

     Financial information for each quarter in the years ended July 3, 1999 and June 27, 1998:

                                                        QUARTER ENDED
                                     ----------------------------------------------------
                                                                                 JULY 3     FISCAL YEAR
                                     SEPTEMBER 26   DECEMBER 26    MARCH 27    (14 WEEKS)   (53 WEEKS)
                                     ------------   -----------   ----------   ----------   -----------
                                                    (IN THOUSANDS EXCEPT FOR SHARE DATA)
1999
Sales..............................   $4,192,630    $4,246,675    $4,164,877   $4,818,633   $17,422,815
Cost of sales......................    3,426,045     3,469,496     3,402,463    3,909,856    14,207,860
Operating expenses.................      607,812       616,899       625,111      697,444     2,547,266
Interest expense...................       16,931        18,397        18,414       19,097        72,839
Other, net.........................          170           245           (93)         641           963
                                      ----------    ----------    ----------   ----------   -----------
Earnings before income taxes.......      141,672       141,638       118,982      191,595       593,887
Income taxes.......................       55,252        55,239        46,403       74,722       231,616
                                      ----------    ----------    ----------   ----------   -----------
          Net earnings.............   $   86,420    $   86,399    $   72,579   $  116,873   $   362,271
                                      ==========    ==========    ==========   ==========   ===========
Per share:
  Diluted net earnings.............   $     0.26    $     0.26    $     0.22   $     0.35   $      1.08
  Cash dividends...................         0.09          0.09          0.10         0.10          0.38
  Market price -- high/low.........        26-20         29-23         30-25        32-25         32-20

                                                        QUARTER ENDED
                                     ----------------------------------------------------
                                     SEPTEMBER 27   DECEMBER 27    MARCH 28     JUNE 27     FISCAL YEAR
                                     ------------   -----------   ----------   ----------   -----------
                                                    (IN THOUSANDS EXCEPT FOR SHARE DATA)
1998
Sales..............................   $3,828,244    $3,786,096    $3,711,822   $4,001,374   $15,327,536
Cost of sales......................    3,130,883     3,082,913     3,035,112    3,250,728    12,499,636
Operating expenses.................      553,032       551,889       557,136      574,875     2,236,932
Interest expense...................       13,140        14,500        15,170       15,612        58,422
Other, net.........................         (122)         (303)          179          299            53
                                      ----------    ----------    ----------   ----------   -----------
Earnings before income taxes.......      131,311       137,097       104,225      159,860       532,493
Income taxes.......................       51,211        53,468        40,648       62,345       207,672
                                      ----------    ----------    ----------   ----------   -----------
Earnings before accounting
  change...........................       80,100        83,629        63,577       97,515       324,821
Accounting change..................           --       (28,053)           --           --       (28,053)
                                      ----------    ----------    ----------   ----------   -----------
          Net earnings.............   $   80,100    $   55,576    $   63,577   $   97,515   $   296,768
                                      ==========    ==========    ==========   ==========   ===========
Per share:
  Diluted earnings before
     accounting change.............   $     0.23    $     0.24    $     0.19   $     0.29   $      0.95
  Diluted earnings accounting
     change effect.................           --         (0.08)           --           --         (0.08)
  Diluted net earnings.............         0.23          0.16          0.19         0.29          0.86
  Cash dividends...................         0.08          0.08          0.08         0.09          0.33
  Market price -- high/low.........        20-17         23-18         27-22        27-22         27-17
Percentage increases -- 1999 vs.
  1998:
  Sales............................           10%           12%           12%          20%           14%
  Earnings before income taxes.....            8             3            14           20            12
  Earnings before accounting
     change........................            8             3            14           20            12
  Net earnings.....................            8            55            14           20            22
  Diluted earnings per share before
     accounting change.............           13             8            16           21            14
  Diluted net earnings per share...           13            63            16           21            26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

Except as otherwise indicated, the information required by Items 10, 11, 12 and 13 is included in the company's definitive proxy statement which was filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on September 17, 1999 and such portions of said proxy statement are hereby incorporated by reference thereto.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

         1. All financial statements. See index to Consolidated Financial Statements on page 18 of this Form 10-K.

         2.       Financial Statement Schedule. See page 18 of this Form 10-K.

         3.       Exhibits.

                  3(a) Restated Certificate of Incorporation incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

                  3(b)#    Bylaws of Sysco Corporation as amended May 12, 1999.

                  3(c) Form of Amended Certificate of Designation Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

                  4(a) Sixth Amendment and Restatement of Competitive Advance and Revolving Credit Facility Agreement dated May 31, 1996, incorporated by reference to Exhibit 4(a) to Form 10-K in the year ended June 27, 1996 (File No. 1-6544).

                  4(b) Agreement and Seventh Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of June 27, 1997 incorporated by reference to
                           Exhibit 4(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

                  4(c)# Agreement and Eighth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of June 22, 1998.

                  4(d) Senior Debt, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to
                           Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

                  4(e) First Supplemental Indenture, dated June 27, 1995, between Sysco Corporation and First Union Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

                  4(f) Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

                  4(g) Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

                  4(h) Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

                  4(i) Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee incorporated by reference to
                           Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

                10(a)+ Amended and Restated Sysco Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).

                10(b)+ Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

                10(c)#     Sysco Corporation Employee Incentive Stock Option
                           Plan.

                10(d)+ Sysco Corporation 1995 Management Incentive Plan incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).

                10(e)+#    Sysco Corporation 1991 Stock Option Plan.

                10(f)+ Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6554).

                10(g)+# Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998.

                10(h)+ Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

                10(i)+# Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998.

                10(j)+ Sysco Corporation Non-Employee Directors Stock Plan incorporated by reference to Appendix A of the 1998 Proxy Statement (File No. 1-06544).

                10(k) Amended and Restated Shareholder Rights Agreement, incorporated by reference to Registration Statement on Form 8-A/A, filed May 29, 1996 (File No. 1-06544).

                 10(l) Amendment to the Amended and Restated Shareholder Rights Agreement dated as of May 20, 1996, incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A/A, filed July 16, 1999 (File No. 1-06544).

                 21#       Subsidiaries of the Registrant

                 23#       Independent Public Accountants' Consent

                 27#       Financial Data Schedule


                 --------------------------------


                 + Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

                 #         Filed Herewith

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of September, 1999.


                                  SYSCO CORPORATION


                              By  /s/   BILL M. LINDIG
                                  -----------------------------
                                        Bill M. Lindig
                                   Chairman of the Board and
                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.



PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:



/s/ BILL M. LINDIG
-------------------------------------             Chairman of the Board
    Bill M. Lindig                              and Chief Executive Officer



/s/ JOHN K. STUBBLEFIELD, JR.
-------------------------------------             Senior Vice President,
    John K. Stubblefield, Jr.                   Finance and Administration

DIRECTORS:


/s/  JOHN W. ANDERSON                            /s/  RICHARD G. MERRILL
---------------------------------------          -------------------------------
     John W. Anderson                                 Richard G. Merrill




---------------------------------------          -------------------------------
     Gordon M. Bethune                                Frank H. Richardson



/s/  COLIN G. CAMPBELL                           /s/  RICHARD J. SCHNIEDERS
---------------------------------------          -------------------------------
     Colin G. Campbell                                Richard J. Schnieders



/s/  CHARLES H. COTROS                           /s/  PHYLLIS S. SEWELL
---------------------------------------          -------------------------------
     Charles H. Cotros                                Phyllis S. Sewell



/s/  JUDITH B. CRAVEN                            /s/  ARTHUR J. SWENKA
---------------------------------------          -------------------------------
     Judith B. Craven                                 Arthur J. Swenka



/s/  FRANK A. GODCHAUX III                       /s/  THOMAS B. WALKER, JR.
---------------------------------------          -------------------------------
     Frank A. Godchaux III                            Thomas B. Walker, Jr.



/s/  JONATHAN GOLDEN                             /s/  JOHN F. WOODHOUSE
---------------------------------------          -------------------------------
     Jonathan Golden                                  John F. Woodhouse



/s/  BILL M. LINDIG
---------------------------------------
     Bill M. Lindig

                       SYSCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                            Balance at      Charged to         Charged to                        Balance at
                                             Beginning       Costs and     Other Accounts        Deductions          End of
                        Description          Of Period        Expenses       Describe (1)      Describe (2)          Period
                        --------------- --------------- --------------- ------------------ ----------------- ---------------
                        Allowance
For year ended          for doubtful
June 28, 1997.........  accounts           $16,380,000     $21,588,000         $  455,000       $21,183,000     $17,240,000



                        Allowance
For year ended          for doubtful
June 27, 1998.........  accounts           $17,240,000     $22,959,000         $1,100,000       $21,218,000     $20,081,000



                        Allowance
For year ended          for doubtful
July 3, 1999..........  accounts           $20,081,000     $26,208,000         $       --       $25,194,000     $21,095,000



(1) Allowance accounts resulting from acquisitions.
(2) Customer accounts written off, net of recoveries.

                                INDEX TO EXHIBITS


Exhibit
Number         Description
-------        -----------

  3(a) Restated Certificate of Incorporation incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).

  3(b)#        Bylaws of Sysco Corporation as amended May 12, 1999.

  3(c) Form of Amended Certificate of Designation Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June
               29, 1996 (File No. 1-6544).

  4(a)         Sixth Amendment and Restatement of Competitive Advance and
               Revolving Credit Facility Agreement dated May 31, 1996, incorporated by reference to Exhibit 4(a) to Form 10-K in the year ended June 27, 1996 (File No. 1-6544).

  4(b)         Agreement and Seventh Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 27, 1997 incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

  4(c)#        Agreement and Eighth Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 22, 1998.

  4(d) Senior Debt, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration
               Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).



  4(e)         First Supplemental Indenture, dated June 27, 1995, between Sysco
               Corporation and First Union Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

  4(f)         Second Supplemental Indenture, dated as of May 1, 1996, between
               Sysco Corporation and First Union Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form
               10-K for the year ended June 29, 1996 (File No. 1-6544).

  4(g)         Third Supplemental Indenture, dated as of April 25, 1997, between
               Sysco Corporation and First Union National Bank of North
               Carolina, Trustee incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

  4(h) Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North
               Carolina, Trustee incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

  4(i)         Fifth Supplemental Indenture, dated as of July 27, 1998 between
               Sysco Corporation and First Union National Bank, Trustee incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

  10(a)+       Amended and Restated Sysco Corporation Executive Deferred
               Compensation Plan incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).

  10(b)+       Fifth Amended and Restated Sysco Corporation Supplemental
               Executive Retirement Plan incorporated by reference to Exhibit
               10(b) to Form 10-K for the year ended June 28, 1997 (File No.
               1-6544).

  10(c)#       Sysco Corporation Employee Incentive Stock Option Plan.

  10(d)+ Sysco Corporation 1995 Management Incentive Plan incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July
               1, 1995 (File No. 1-6544).

  10(e)+#      Sysco Corporation 1991 Stock Option Plan.


  10(f)+ Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit
               10(f) to Form 10-K for the year ended June 28, 1997 (File No.
               1-6554).

  10(g)+# Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998.

  10(h)+       Sysco Corporation Amended and Restated Non-Employee Directors
               Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

  10(i)+#      Amendment to the Amended and Restated Non-Employee Directors
               Stock Option Plan dated effective November 5, 1998.

  10(j)+ Sysco Corporation Non-Employee Directors Stock Plan incorporated by reference to Appendix A of the 1998 Proxy Statement
               (File No. 1-06544).

  10(k) Amended and Restated Shareholder Rights Agreement, incorporated by reference to Registration Statement on Form 8-A/A, filed May
               29, 1996 (File No. 1-06544).

  10(l)        Amendment to the Amended and Restated Shareholder Rights
               Agreement dated as of May 20, 1996, incorporated by reference to
               Exhibit 1 to Registration Statement on Form 8-A/A, filed July 16,
               1999 (File No. 1-06544).

  21#          Subsidiaries of the Registrant

  23#          Independent Public Accountants' Consent

  27#          Financial Data Schedule


  -------------------------------

  +            Executive Compensation Arrangement pursuant to 601(b)(10)(iii)
               (A) of Regulation S-K

  #            Filed Herewith
