Form 10-Q
period 1999-10-02
SYSCO CORP
filed 1999-11-15
CIK 96021

===================================================================

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                          FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 2, 1999

                             OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to


                Commission file number 1-6544


                      SYSCO CORPORATION
   (Exact name of registrant as specified in its charter)


            Delaware                        74-1648137
        (State or other                   (IRS employer
        jurisdiction of                   identification
        incorporation or                     number)
        organization)


                    1390 Enclave Parkway
                 Houston, Texas  77077-2099
          (Address of principal executive offices)
                         (Zip code)

 Registrant's telephone number, including area code:  (281)
                          584-1390

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No

329,380,117 shares of common stock were outstanding as of October
29, 1999.
==================================================================

                  PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements

      The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 3, 1999, consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 1999 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 1999 Annual Report on
      Form 10-K.

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

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                    Oct. 2,        July 3,       Sept. 26,
                                     1999           1999           1998
                                  -----------   ------------   ------------
                                  (Unaudited)     (Audited)     (Unaudited)
ASSETS
Current assets
  Cash                           $   143,831    $   149,303    $   108,264
  Accounts and notes receivable,
  less allowances of $29,567,
  $21,095 and $27,609              1,450,881      1,334,371      1,313,797
  Inventories                        910,746        851,965        853,064
  Deferred taxes                      35,789         43,353         37,098
  Prepaid expenses                    34,283         29,775         28,892
                                 -----------     ----------    -----------
    Total current assets           2,575,530      2,408,767      2,341,115

Plant and equipment at cost,
  less depreciation                1,245,926      1,227,669       1,157,86

Other assets
  Goodwill and intangibles,
    less amortization                402,364        302,100        309,322
  Other                              175,170        158,046        152,769
                                 -----------    -----------    -----------
    Total other assets               577,534        460,146        462,091
                                 -----------    -----------    -----------
Total assets                     $ 4,398,990    $ 4,096,582    $ 3,961,066
                                 ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
  Notes payable                  $   139,027    $    13,377    $    13,770
  Accounts payable                 1,090,708      1,013,302      1,003,878
  Accrued expenses                   390,271        374,271        272,096
  Accrued income taxes                33,407          6,103         59,581
  Current maturities of
     long-term debt                   19,773         20,487        115,412
                                 -----------    -----------    -----------
   Total current liabilities       1,673,186      1,427,540      1,464,737

Long-term debt                     1,055,168        997,717        873,057
Deferred taxes                       234,735        244,129        228,829

Shareholders' equity
  Preferred stock, par value
    $1 per share
   Authorized 1,500,000 shares,
    issued none                         ---            ---           ---
  Common stock, par value
    $1 per share
   Authorized 500,000,000
    shares, issued 382,587,450
     shares                          382,587        382,587        382,587
  Paid-in capital                     35,221            872          2,271
  Retained earnings                2,096,731      2,032,068      1,852,758
                                 -----------    -----------    -----------
                                   2,514,539      2,415,527      2,237,616
  Less cost of treasury stock,
    53,267,646, 52,915,065
     and 48,257,269 shares         1,078,638        988,331        843,173
                                 -----------    -----------    -----------
  Total shareholders' equity       1,435,901      1,427,196      1,394,443
                                 -----------    -----------    -----------
Total liabilities and
shareholders' equity             $ 4,398,990    $ 4,096,582    $ 3,961,066
                                 ===========    ===========    ===========

Note: The July 3, 1999 balance sheet has been taken from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)

                                                 13 - Week Period Ended
                                             -------------------------------
                                             Oct. 2, 1999     Sept. 26, 1998
                                             ------------     --------------
   Sales                                     $  4,657,034     $   4,192,630

   Costs and expenses
     Cost of sales                              3,793,200         3,426,045
     Operating expenses                           674,244           607,812
     Interest expense                              17,944            16,931
     Other, net                                     (189)               170
                                             ------------      ------------
     Total costs and expenses                   4,485,199         4,050,958
                                             ------------      ------------
   Earnings before income taxes                   171,835           141,672
   Income taxes                                    66,156            55,252
                                             ------------      ------------
   Earnings before cumulative effect
      of accounting change                        105,679            86,420
   Cumulative effect of accounting change         (8,041)              ---
                                             ------------      ------------
   Net earnings                              $     97,638      $     86,420
                                             ============      ============

   Earnings before accounting change:
      Basic earnings per share               $       0.32      $       0.26
                                             ============      ============
      Diluted earnings per share             $       0.32      $       0.26
                                             ============      ============

      Cumulative effect of accounting
        change:
      Basic earnings per share               $     (0.02)      $      ---
                                             ============      ============
      Diluted earnings per share             $     (0.02)      $      ---
                                             ============      ============

   Net earnings:
      Basic earnings per share               $       0.30     $        0.26
                                             ============     =============
      Diluted earnings per share             $       0.29     $        0.26
                                             ============     =============

   Average shares outstanding                 328,925,219       334,849,272
                                             ============     =============

   Diluted average shares outstanding         333,487,155       338,184,255
                                             ============     =============

   Dividends paid per common share           $       0.10     $        0.09
                                             ============     =============


SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                 13 - Week Period Ended
                                              -------------------------------
                                              Oct. 2, 1999     Sept. 26, 1998
                                              ------------     --------------
  Cash flows from operating activities:
    Net earnings                              $    97,638       $    86,420
    Add non-cash items:
     Cumulative effect of accounting change         8,041              ---
      Depreciation and amortization                52,908            47,983
      Deferred tax benefit                         (1,596)           (3,389)
      Provision for losses on accounts              5,979             5,688
        receivable
    Additional investment in certain
        assets and liabilities, net
        of effect of businesses acquired:
        (Increase) in receivables                 (94,941)         (103,875)
        (Increase) in inventories                 (45,907)          (62,563)
        (Increase) in prepaid expenses             (4,169)           (2,297)
        Increase in accounts payable               62,435           154,719
        Increase (decrease) in accrued
          expenses                                 13,159           (20,159)
        Increase in accrued income taxes           31,747            34,058
        (Increase) in other assets                (29,459)          (14,725)
                                              -----------      ------------
    Net cash provided by operating
       activities                                  95,835           121,860
                                              -----------      ------------
  Cash flows from investing activities:
    Additions to plant and equipment              (59,266)          (58,021)
    Proceeds from sales of plant and
      equipment                                     5,391             4,934
    Acquisition of businesses, net of
      cash acquired                               (60,437)             ---
                                              -----------      ------------
    Net cash used for investing activities       (114,312)          (53,087)
                                              -----------      ------------
  Cash flows from financing activities:
    Bank and commercial paper borrowings
     (repayments)                                 186,502          (243,472)
    Other debt (repayments) borrowings             (4,678)          221,441
    Common stock reissued from treasury            21,115            14,964
    Treasury stock purchases                     (156,959)          (33,580)
    Dividends paid                                (32,975)          (30,150)
                                              -----------       -----------
    Net cash provided by (used for)
      financing activities                         13,005           (70,797)
                                              -----------       -----------
  Net decrease in cash                             (5,472)           (2,024)
  Cash at beginning of period                     149,303           110,288
                                              -----------       -----------
  Cash at end of period                       $   143,831       $   108,264
                                              ===========       ===========

  Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest                                $    12,586       $     3,447
      Income taxes                                 22,423            19,421

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

      Liquidity and Capital Resources

      The liquidity and capital resources discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's
      Fiscal 1999 Annual Report on Form 10-K remains applicable, other than the common stock repurchase program described below.

      In  Fiscal  1992,  the  Company  began  a  common  stock
      repurchase  program  which  continued  into  the   first
      quarter of Fiscal 2000, resulting in the cumulative repurchase of 80,000,000 shares of common stock.

      The Board of Directors authorized the repurchase of an additional 8,000,000 shares in July 1999. Under this latest authorization, 3,425,400 shares were purchased through October 2, 1999. The increase in treasury stock purchases in the period ended October 2, 1999 primarily reflects shares repurchased for acquisitions.

      Long-term debt to capitalization ratio was 42% at October 2, 1999, exceeding the 35% to 40% target ratio due to the shares repurchased for acquisitions.


      Results of Operations

      For the period ended October 2, 1999, the Company recorded a one-time, after-tax, non-cash charge of $8 million to comply with the required adoption of AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the write-off of any unamortized costs of start-up activities and organization costs. Going forward such costs will be expensed as incurred.

      Sales and cost of sales increased about 11.1% and 10.7%, respectively, over the same quarter of the prior year. Real sales growth was up over 10% resulting primarily from volume growth and was over four points higher than the same period last year, after adjusting for a 1.1% increase due to acquisitions and a 0.2% deflation in food costs, due primarily to lower costs in poultry, dairy and canned products.

      Operating expenses for the periods presented remained approximately the same as a percent of sales.

      Interest expense in the current period increased over the prior period due to increased borrowings.

      Income taxes for the periods presented reflect an effective rate of 38.5% this year compared to 39% last year.

      Pretax earnings and net earnings before the accounting change increased 21.3% and 22.3%, respectively, over the prior year. The increases were due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's higher margin territorial street customers.

      Basic and diluted earnings per share before the accounting change increased 23.1% over the same period last year due to the factors discussed above, along with the decrease in average shares outstanding, reflecting purchases of shares made through the Company's share repurchase program.

      A reconciliation of basic and diluted earnings per share follows on the next page.


      Acquisitions

      In July 1999, SYSCO bought Newport Meat Co. Inc., a distributor in southern California of fresh aged beef and other meats, seafood and poultry products. In August 1999, the company acquired Doughtie's Foods, Inc., a food distributor located in Virginia and bought substantially all of the assets of Buckhead Beef
      Company, Inc., a distributor located in Georgia of custom-cut fresh steak and other meats, seafood and poultry products.

      The transactions were accounted for using the purchase method of accounting and the financial statements for the quarter ended October 2, 1999 include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate, on SYSCO's operating results or financial position from these transactions.

 The following table sets forth the computation of basic and diluted earnings per share:

                                               13 - Week Period Ended
                                         --------------------------------
                                         Oct. 2, 1999      Sept. 26, 1998
                                         ------------      --------------
Numerator:
  Numerator for basic earnings
     per share --
   income available to common
     shareholders                        $ 97,638,000       $ 86,420,000
                                         ============       ============
Denominator:
  Denominator for basic earnings
    per share --
  weighted-average shares                 328,925,219        334,849,272

  Effect of dilutive securities:
   Employee and director stock
     options                                4,561,936          3,334,983
                                         ------------       ------------

  Denominator for diluted earnings
    per share --
  adjusted weighted-average shares        333,487,155        338,184,255
                                         ============       ============


Basic earnings per share                        $0.30              $0.26
                                         ============       ============

Diluted earnings per share                      $0.29              $0.26
                                         ============       ============

 Year 2000

 SYSCO has been replacing and enhancing its information systems to gain operational efficiencies with the implementation of the SYSCO Uniform System (SUS) which is Year 2000 compliant.

 To address the Year 2000 issue, SYSCO instituted an enterprise-wide Year 2000 compliance project in January 1998. SYSCO's Year 2000 project used two outside technology consulting firms - one with expertise in information technology (IT) and project management and the other with expertise in engineering to identify Year 2000 issues in non-IT systems and equipment that have embedded microchips. SYSCO established a formal project management methodology to address the Year 2000 issue. SYSCO's Year 2000 project consists of four phases: i) Information Gathering and Planning - This phase consisted of gathering information about SYSCO's IT and non-IT systems, as well as identifying significant suppliers, customers and other third parties. The primary objective was to build a detailed inventory of information; ii) Assessment - This phase consisted of analyzing the information gathered during the first phase. The process included examining and evaluating SYSCO's IT systems and non-IT systems with embedded microchips for exposure to date sensitivity. The primary objective of the assessment phase was to identify components that are not Year 2000 compliant so that they could be corrected, replaced or eliminated; iii) Remediation - This phase consisted of correcting, replacing or eliminating any components found during the assessment phase that were not Year 2000 compliant. This included addressing SYSCO's internally developed mission critical IT systems, purchased hardware and software, and non-IT systems and equipment with embedded microchips; and iv) Testing - This phase consisted of systems integration testing of SYSCO's mission critical IT systems used throughout the Company, as well as specific systems interface testing with certain customers and certain suppliers to ensure their Year 2000 readiness.

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

 An important component of SYSCO's Year 2000 readiness efforts has focused on verifying to the extent possible that its significant suppliers are currently Year 2000 compliant or have adequate remediation plans in place to ensure Year 2000 compliance. SYSCO analyzed and categorized its suppliers and then contacted in writing the significant suppliers to solicit information on their Year 2000 preparedness efforts. SYSCO has obtained Year 2000 information from the majority of the identified suppliers.

 The  total  costs  which will be incurred to provide  Year  2000 compliance will not have a material impact on the financial statements of the Company.

 The Company has identified three most reasonably likely worst case scenarios: (1) loss of public power supplies; (2) loss of communication infrastructure; and (3) failure of the company's mission critical IT systems and infrastructure. Within the three most reasonably likely worst case scenarios, SYSCO's goal is to identify actions that can be taken prior to January 2000 that would minimize or mitigate the failures should they occur. Contingency plans have been developed for the core business functions and have been deployed to SYSCO's distribution centers for review and implementation.

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



 Item 3.   Quantitative and Qualitative Disclosures about Market
           Risks

       SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations. At October 2, 1999 the company had outstanding $274,644,000 of commercial paper with maturities through November 1, 1999. The company's remaining long-term debt obligations of $780,524,000 were primarily at fixed rates of interest. SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

                     ----------------------------


 Statements  made  herein  regarding continuation  of  the  share repurchase program, Year 2000 compliance of SUS and potential Year 2000 costs are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and are based on current expectations and management's estimates; actual results may differ materially. Share repurchases could be affected by market prices of the Company's stock as well as management's decision to utilize its capital for other purposes. Potential Year 2000 costs could be affected by conditions in the economy, the industry and internal factors that may alter planned results. Furthermore, potential Year 2000 costs and compliance efforts could be affected by the ability of SYSCO's suppliers and customers to effectively address Year 2000 issues.

 Those risks and uncertainties that could impact these statements include the possibility that the Company's information systems will not operate as anticipated and therefore not provide the Company with a competitive edge, risks relating to the acquired companies, the risks of deteriorating margins, leverage and debt risks and other risks detailed in the Company's Fiscal 1999 Annual Report on Form 10-K.


                   PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

Item 2.    Changes in Securities and Use of Proceeds.

           On July 30, 1999, in connection with the acquisition by merger of Newport Meat Company ("Newport"), the Company issued 1,031,419 unregistered, restricted shares to the former owners of Newport. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

           On August 20, 1999, in connection with the acquisition of substantially all of the assets of Buckhead Beef Company, Inc. ("Buckhead"), the Company issued 1,155,797 unregistered, restricted shares to the former owners of Buckhead. The shares were issued pursuant to the exemption granted by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           On November 4, 1999, the Board of Directors increased the quarterly cash dividend to $0.12 per share from $0.10 per share.

           On November 5, 1999 shareholders of the Company approved the adoption of an amendment to SYSCO's Restated Certificate of Incorporation to increase the shares of common stock that SYSCO has the authority to issue to one billion (1,000,000,000) shares.

                   PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibits.

          3(a) Restated Certificate of Incorporation incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).

          3(b) Bylaws, as amended, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

          3(c) Form of Amended Certificate of Designation
               Preferences and Rights of Series A Junior
               Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-
               6544).

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

          4(c) Agreement and Eighth Amendment to Competitive
               Advance and Revolving Credit Facility
               Agreement dated as of June 22, 1998,
               incorporated by reference to Exhibit 4(c) to Form 10-K for the year ended July 3, 1999
               (File No. 1-6544).

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

          15 Letter from Arthur Andersen LLP dated November 11, 1999, re: unaudited financial statements.

          27   Financial Data Schedule


(b)        Reports on Form 8-K:

               On August 30, 1999, the Company filed a Form 8-K to attach a press release dated August 4, 1999 announcing results of operations for the fiscal year ended July 3, 1999 (File No. 1-6544).

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SYSCO CORPORATION
                                           (Registrant)



                                           By  /s/ JOHN K. STUBBLEFIELD, JR.
                                             --------------------------------
                                                 John K. Stubblefield, Jr.
                                                 Senior Vice President,
                                                 Finance & Administration


   Date:  November 11, 1999

                                 EXHIBIT INDEX

      NO.                               DESCRIPTION
----------------      ---------------------------------------------------------

     3(a) Restated Certificate of Incorporation incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

     3(b) Bylaws, as amended, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

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

     4(c) Agreement and Eighth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of June 22, 1998, incorporated by reference to Exhibit 4(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

     4(d) Senior Debt, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

      NO.                               DESCRIPTION
----------------      ---------------------------------------------------------

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

      15 Letter from Arthur Andersen LLP dated November 11, 1999, re: unaudited financial statements

      27 Sysco Corporation and its Consolidated Subsidiaries Financial Data Schedule