Form 10-Q
period 2000-01-01
SYSCO CORP
filed 2000-02-14
CIK 96021

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
                                                      ----------  ---------

                          Commission file number 1-6544


                                SYSCO CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                               74-1648137
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

Yes    X     No
     -----      -----

330,007,564 shares of common stock were outstanding as of January 28, 2000.

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

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)


                                                       Jan. 1, 2000   July 3, 1999   Dec. 26, 1998
                                                       ------------   ------------   -------------
                                                       (Unaudited)     (Audited)      (Unaudited)

ASSETS
Current assets
  Cash                                                 $   95,851     $  149,303     $  109,246
  Accounts and notes receivable, less
    allowances of $38,903, $21,095 and $35,539          1,444,083      1,334,371      1,310,972
  Inventories                                             961,846        851,965        888,088
  Deferred taxes                                           43,243         43,353         34,757
  Prepaid expenses                                         31,075         29,775         27,934
                                                       ----------     ----------     ----------
    Total current assets                                2,576,098      2,408,767      2,370,997

Plant and equipment at cost, less depreciation          1,265,320      1,227,669      1,196,871

Goodwill and intangibles, less amortization               403,621        302,100        306,931
Other                                                     173,424        158,046        156,330
                                                       ----------     ----------     ----------
    Total other assets                                    577,045        460,146        463,261
                                                       ----------     ----------     ----------
Total assets                                           $4,418,463     $4,096,582     $4,031,129
                                                       ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                        $   13,273     $   13,377     $   10,812
  Accounts payable                                      1,060,440      1,013,302      1,001,364
  Accrued expenses                                        456,820        374,271        279,951
  Accrued income taxes                                      3,422          6,103          5,274
  Current maturities of long-term debt                     20,833         20,487        115,387
                                                       ----------     ----------     ----------
    Total current liabilities                           1,554,788      1,427,540      1,412,788

Long-term debt                                          1,132,976        997,717        975,496
Deferred taxes                                            229,247        244,129        224,548

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                    -              -              -

  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
        382,587,450 shares                                382,587        382,587        382,587
  Paid-in capital                                          35,255            872          1,524
  Retained earnings                                     2,165,683      2,032,068      1,909,068
                                                       ----------     ----------     ----------
                                                        2,583,525      2,415,527      2,293,179
  Less cost of treasury stock, 53,032,124,
    52,915,065 and 49,271,826 shares                    1,082,073        988,331        874,882
                                                       ----------     ----------     ----------
  Total shareholders' equity                            1,501,452      1,427,196      1,418,297
                                                       ----------     ----------     ----------
Total liabilities and shareholders' equity             $4,418,463     $4,096,582     $4,031,129
                                                       ==========     ==========     ==========

Note: The July 3, 1999 consolidated balance sheet has been taken from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)




                                                            26-Week Period Ended                13-Week Period Ended
                                                  ----------------------------------     ---------------------------------
                                                   Jan. 1, 2000        Dec. 26, 1998      Jan. 1, 2000       Dec. 26, 1998
                                                  --------------      --------------     --------------     --------------

Sales                                             $    9,308,569      $    8,439,305     $    4,651,535     $    4,246,675

Costs and expenses
  Cost of sales                                        7,565,198           6,895,541          3,771,998          3,469,496
  Operating expenses                                   1,369,662           1,224,711            695,418            616,899
  Interest expense                                        34,624              35,328             16,680             18,397
  Other, net                                               1,565                 415              1,754                245
                                                  --------------      --------------     --------------     --------------
Total costs and expenses                               8,971,049           8,155,995          4,485,850          4,105,037
                                                  --------------      --------------     --------------     --------------

Earnings before income taxes                             337,520             283,310            165,685            141,638
Income taxes                                             129,945             110,491             63,789             55,239
                                                  --------------      --------------     --------------     --------------
Net earnings before cumulative
   effect of accounting change                           207,575             172,819            101,896             86,399
Cumulative effect of accounting
   change                                                 (8,041)                 --                 --                 --
                                                  --------------      --------------     --------------     --------------
Net earnings                                      $      199,534      $      172,819     $      101,896     $       86,399
                                                  ==============      ==============     ==============     ==============
Earnings before accounting change:
   Basic earnings per share                       $         0.63      $         0.52     $         0.31     $         0.26
                                                  ==============      ==============     ==============     ==============
   Diluted earnings per share                     $         0.62      $         0.51     $         0.31     $         0.26
                                                  ==============      ==============     ==============     ==============

Cumulative effect of accounting change:
   Basic earnings per share                       $        (0.02)     $           --     $           --     $           --
                                                  ==============      ==============     ==============     ==============
   Diluted earnings per share                     $        (0.02)     $           --     $           --     $           --
                                                  ==============      ==============     ==============     ==============

Net earnings:
   Basic earnings per share                       $         0.61      $         0.52     $         0.31     $         0.26
                                                  ==============      ==============     ==============     ==============
   Diluted earnings per share                     $         0.60      $         0.51     $         0.31     $         0.26
                                                  ==============      ==============     ==============     ==============

Average number of shares outstanding                 328,701,719         334,367,309        328,478,205        333,885,574
                                                  ==============      ==============     ==============     ==============
Diluted average number of
   shares outstanding                                333,686,134         338,039,496        333,544,018        337,894,965
                                                  ==============      ==============     ==============     ==============

Dividends paid per common share                   $         0.20      $         0.18     $         0.10     $         0.09
                                                  ==============      ==============     ==============     ==============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)


                                                                           26 - Week Period Ended
                                                                     -------------------------------
                                                                     Jan. 1, 2000      Dec. 26, 1998
                                                                     ------------      -------------

Operating activities:
  Net earnings                                                       $    199,534      $    172,819
  Add non-cash items:
    Cumulative effect of accounting change                                  8,041                --
    Depreciation and amortization                                         106,932            98,093
    Deferred (tax benefit)                                                (14,538)           (5,329)
    Provision for losses on accounts receivable                            13,052            11,893
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:
      (Increase) in receivables                                           (93,478)         (107,255)
      (Increase) in inventories                                           (95,694)          (97,587)
      (Increase) in prepaid expenses                                         (961)           (1,339)
      Increase in accounts payable                                         31,037           152,205
      Increase (decrease) in accrued expenses                              79,605           (12,304)
      Increase (decrease) in accrued income taxes                           1,762           (20,249)
      (Increase) in other assets                                          (29,708)          (21,063)
                                                                     ------------      ------------
  Net cash provided by operating activities                               205,584           169,884
                                                                     ------------      ------------

Investing activities:
  Additions to plant and equipment                                       (126,319)         (147,589)
  Sales and retirements of plant and equipment                              6,727            10,549
  Acquisition of businesses, net of cash acquired                         (69,218)               --
                                                                     ------------      ------------
  Net cash used for investing activities                                 (188,810)         (137,040)
                                                                     ------------      ------------

Financing activities:
  Bank and commercial paper borrowings (repayments)                       135,219          (142,366)
  Other debt (repayments) borrowings                                         (281)          219,791
  Common stock reissued from treasury                                      31,277            22,175
  Treasury stock purchases                                               (170,522)          (73,247)
  Dividends paid                                                          (65,919)          (60,239)
                                                                     ------------      ------------
  Net cash used for financing activities                                  (70,226)          (33,886)
                                                                     ------------      ------------
Net (decrease) in cash                                                    (53,452)           (1,042)
Cash at beginning of period                                               149,303           110,288
                                                                     ------------      ------------
Cash at end of period                                                $     95,851      $    109,246
                                                                     ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                         $     34,556      $     29,331
    Income taxes, net of refund                                           129,051           130,244

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Liquidity and Capital Resources

          The liquidity and capital resources discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Fiscal 1999 Annual Report on Form 10-K remains applicable, other than the items described below.

          In Fiscal 1992, the Company began a common stock repurchase program which continued into the second quarter of Fiscal 2000, resulting in the cumulative repurchase of 80,000,000 shares of common stock.

          The Board of Directors authorized the repurchase of an additional 8,000,000 shares in July 1999. Under this latest authorization, 3,805,400 shares were purchased for $124,984,000 through January 1, 2000. The increase in treasury stock purchases in the period ended January 1, 2000 primarily reflects shares repurchased for acquisitions.

          As of January 1, 2000, SYSCO's borrowings under its commercial paper program were $349,115,000. During the 26 weeks ended January 1, 2000, commercial paper and short-term bank borrowings ranged from approximately $199,028,000 to $545,407,000.

          Long-term debt to capitalization ratio was 43% at January 1, 2000, exceeding the 35% to 40% target ratio due to the shares repurchased and cash paid for acquisitions. SYSCO may exceed this target ratio periodically to take advantage of acquisition and internal growth opportunities.

          The increase in paid-in capital at January 1, 2000 related primarily to shares issued from treasury in conjunction with acquisitions.

          On February 10, 2000, the Company filed with the Securities and Exchange Commission a shelf registration covering 2,850,000 shares of common stock to be offered from time to time in connection with acquisitions.

          Results of Operations

          For the period ended October 2, 1999, the Company recorded a one-time, after-tax, non-cash charge of $8,000,000 to comply with the required adoption of AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 required the write-off of any unamortized costs of start-up activities and organization costs. Going forward such costs have been expensed as incurred.

          Sales increased 10.3% during the 26 weeks and 9.5% in the second quarter of Fiscal 2000 over comparable periods of the prior year. Cost of sales also increased 9.7% during the 26 weeks and 8.7% in the second quarter of Fiscal 2000. Real sales growth for the 26 weeks of Fiscal 2000 was 8.9% after eliminating the effects of 1.8% due to acquisitions and a 0.4% deflation in food costs, due primarily to lower costs for dairy and poultry products. Real sales growth for the quarter was 7.7% after adjusting for a 2.4% increase due to acquisitions and a 0.6% for food cost deflation.

          Operating expenses for the current periods presented were above the prior periods due primarily to expenses related to the closing of a facility and one-time non-recurring costs associated with the completion of the SYSCO Uniform Systems implementation. There was also a charge to other non-operating expenses in connection with the facility closing. The costs described above were approximately $13,000,000.

          Interest expense in Fiscal 2000 is lower than the prior periods due to interest income received in the amount of $3,000,000 related to a Federal income tax refund on an amended return. Without this income, interest expense would have been above last year due to higher borrowings.

          Income taxes for the periods presented reflect an effective rate of 38.5% this year compared to 39% last year.

          Pretax earnings and net earnings for the 26 weeks, before the accounting change, increased 19.1% and 20.1%, respectively, over the prior year. Pretax earnings and net earnings for the 13 weeks increased 17.0% and 17.9%, respectively, over the prior year. The increases were due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's higher margin territorial street customers and increasingly higher sales of SYSCO brand products.

          Basic and diluted earnings per share increased 21.2% and 21.5%, respectively, for the 26 weeks, before the accounting change, and 19.2% for the quarter. The increases were caused by the factors discussed above, along with the decrease in average shares outstanding for the periods presented, reflecting purchases of shares made through the Company's share repurchase program.

          A reconciliation of basic and diluted earnings per share follows.

The following table sets forth the computation of basic and diluted earnings per share:




                                                                 26-Week Period Ended                 13-Week Period Ended
                                                           ---------------------------------     ---------------------------------
                                                            Jan. 1, 2000      Dec. 26, 1998       Jan. 1, 2000      Dec. 26, 1998
                                                           --------------     --------------     --------------     --------------

Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders                 $  199,534,000     $  172,819,000     $  101,896,000     $   86,399,000
                                                           ==============     ==============     ==============     ==============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                                    328,701,719        334,367,309        328,478,205        333,885,574

  Effect of dilutive securities:
   Employee and director stock options                          4,984,415          3,672,187          5,065,813          4,009,391
                                                           --------------     --------------     --------------     --------------

  Denominator for diluted earnings per share --
   adjusted for weighted-average shares                       333,686,134        338,039,496        333,544,018        337,894,965
                                                           ==============     ==============     ==============     ==============

Basic earnings per share                                   $         0.61     $         0.52     $         0.31     $         0.26
                                                           ==============     ==============     ==============     ==============

Diluted earnings per share                                 $         0.60     $         0.51     $         0.31     $         0.26
                                                           ==============     ==============     ==============     ==============

          Acquisitions

          In July 1999, SYSCO acquired Newport Meat Co. Inc., a southern California based distributor of fresh aged beef and other meats, seafood and poultry products. In August 1999, the company acquired Doughtie's Foods, Inc., a food distributor located in Virginia and bought substantially all of the assets of Buckhead Beef Company, Inc., a distributor located in Georgia of custom-cut fresh steaks and other meats, seafood and poultry products. In November 1999, SYSCO acquired Malcolm Meats, an Ohio based distributor of custom-cut fresh steaks and other meat and poultry products.

          The transactions were accounted for using the purchase method of accounting and the financial statements for the 26 weeks and 13 weeks ended January 1, 2000 include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate, on SYSCO's operating results or financial position from these transactions.

          Subsequent Events

          On January 6, 2000, SYSCO entered into a letter of intent to acquire by merger FreshPoint Holdings, Inc., located in Dallas, Texas. FreshPoint is primarily a wholesale produce distributor in North America.

          On January 26, 2000, SYSCO acquired Watson Foodservice, Inc., a broadline foodservice distributor located in Lubbock, Texas.

          Year 2000

          SYSCO is not aware of any significant failures of its systems, software, hardware or those of its suppliers or customers as a result of the occurrence of the Year 2000 date change. The total costs incurred by SYSCO in its Year 2000 readiness effort did not have a material impact on the financial statements of the Company. While SYSCO continues to monitor the Year 2000 issue, it does not believe there will be a material adverse effect to its consolidated results of operations or financial position as a result of the Year 2000 issue.



Item 3.   Quantitative and Qualitative Disclosures about Market Risks

          SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations. At January 1, 2000 the Company had outstanding $349,115,000 of commercial paper with maturities through February 22, 2000. The Company's remaining long-term debt obligations of $783,861,000 were primarily at fixed rates of interest. SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

                         -----------------------------

   Statements made herein regarding continuation of the share repurchase program, the impact of Year 2000 and SYSCO's market risks are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and are based on current expectations and management's estimates; actual results may differ materially. Share repurchases could be affected by market prices of the Company's stock as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors, such as interest rates. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice industry's relatively low profit margins and sensitivity to economic conditions, SYSCO's leverage and debt risks and other risks detailed in the Company's Fiscal 1999 Annual Report on Form 10-K.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on November 5, 1999 ("1999 Annual Meeting"). At the 1999 Annual Meeting the following persons were elected to serve as directors of the Company for three-year terms: John W. Anderson, Judith B. Craven, Bill M. Lindig, Richard G. Merrill and Phyllis S. Sewell.

          The terms of the following persons as directors of the Company continued after the 1999 Annual Meeting: Gordon M. Bethune, Colin G. Campbell, Charles H. Cotros, Frank A. Godchaux III, Jonathan Golden, Frank H. Richardson, Richard J. Schnieders, Arthur J. Swenka, Thomas
          B. Walker and John F. Woodhouse.

          At the 1999 Annual Meeting, the stockholders voted upon the directors as noted above, and on the approval of SYSCO Corporation's proposal to increase the number of authorized shares to one billion
          (1,000,000,000) shares.

The results of such votes were as follows:



                                                              NUMBER OF VOTES CAST
                                       -----------------------------------------------------------------------
                                                                               Withheld &          Broker
          Matter Voted Upon                  For             Against           Abstained          Non-votes
----------------------------------     --------------     --------------     --------------     --------------

Election as Director:
John W. Anderson                          280,020,105          N/A                2,396,678          None
Judith B. Craven                          230,614,683          N/A               51,802,100          None
Bill M. Lindig                            280,022,619          N/A                2,394,164          None
Richard G. Merrill                        280,020,980          N/A                2,395,803          None
Phyllis S. Sewell                         280,050,492          N/A                2,366,291          None


Approval of proposal to increase
authorized shares to 1,000,000,000        264,931,181         16,159,101          1,326,501          None


Item 5.   Other Information

          On February 9, 2000, the Board of Directors announced a regular quarterly cash dividend of $0.12 per common share.

          On February 14, 2000 the Company issued a press release announcing a shelf registration covering 2,850,000 shares of common stock. The press release is filed herewith as Exhibit 99.1.

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

                  3(d)# Certificate of Amendment of Certificate of Incorporation of SYSCO Corporation to increase authorized shares.

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

                  4(j)# Agreement and Ninth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1999.

                  10(m)+#  Sysco Corporation Split Dollar Life Insurance Plan.

                  10(n)+# Executive Compensation Adjustment Agreement - Bill M. Lindig.

                  10(o)+#  Executive Compensation Adjustment Agreement - Charles
                           H. Cotros.

                  10(p)+# First Amendment to Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan dated effective June 29, 1997.

                  10(q)+# First Amendment to Amended and Restated Sysco Corporation Executive Deferred Compensation Plan dated effective June 29, 1997.

                  10(r)+# First Amendment to Sysco Corporation 1995 Management Incentive Plan dated effective June 29, 1997.

                  15# Letter from Arthur Andersen LLP dated February 10, 2000, re: unaudited interim consolidated financial statements.

                  27#      Financial Data Schedule

                  99.1#    Press release dated February 14, 2000.


                  + Executive Compensation Arrangement pursuant to 601(b)(10)
                  (iii)(A) of Regulation S-K.

                  # Filed Herewith


                  (b) Reports on Form 8-K:

                      On October 21, 1999, the Company filed a Form 8-K to attach a press release dated October 20, 1999 announcing results of operations for the first quarter ended October 2, 1999 (File No. 1-6544).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SYSCO CORPORATION
                                                (Registrant)



                                                By /s/ JOHN K. STUBBLEFIELD JR.
                                                  ------------------------------
                                                   John K. Stubblefield Jr.
                                                   Executive Vice President,
                                                   Finance and Administration


Date: February 10, 2000

                                EXHIBIT INDEX



   NO.                           DESCRIPTION
-------- -----------------------------------------------------------------------

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

3(d)# Certificate of Amendment of Certificate of Incorporation of SYSCO Corporation to increase authorized shares.

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

   NO.                           DESCRIPTION
-------- -----------------------------------------------------------------------


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

4(j)# Agreement and Ninth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1999.

10(m)+#  Sysco Corporation Split Dollar Life Insurance Plan.

10(n)+#  Executive Compensation Adjustment Agreement - Bill M. Lindig.

10(o)+#  Executive Compensation Adjustment Agreement - Charles H. Cotros.

10(p)+# First Amendment to Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan dated effective June 29, 1997.

10(q)+# First Amendment to Amended and Restated Sysco Corporation Executive Deferred Compensation Plan dated effective June 29, 1997.

10(r)+# First Amendment to Sysco Corporation 1995 Management Incentive Plan dated effective June 29, 1997.

15# Letter from Arthur Andersen LLP dated February 10, 2000, re: unaudited interim consolidated financial statements.

27#      Financial Data Schedule

99.1#    Press release dated February 14, 2000.




+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

# Filed Herewith