Form 10-Q/A
period 2000-01-01
SYSCO CORP
filed 2000-02-15
CIK 96021

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A


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

           This Form 10-Q/A is being filed in order to refile Exhibits 10(n) and 10(o).



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


                  3(d)* Certificate of Amendment of Certificate of Incorporation of SYSCO Corporation to increase authorized shares.


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


                  4(j)* Agreement and Ninth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1999.

                  10(m)+*  Sysco Corporation Split Dollar Life Insurance Plan.


                  10(n)+# Executive Compensation Adjustment Agreement - Bill M. Lindig.


                  10(o)+#  Executive Compensation Adjustment Agreement - Charles
                           H. Cotros.

                  10(p)+* First Amendment to Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan dated effective June 29, 1997.

                  10(q)+* First Amendment to Amended and Restated Sysco Corporation Executive Deferred Compensation Plan dated effective June 29, 1997.



                  10(r)+* First Amendment to Sysco Corporation 1995 Management Incentive Plan dated effective June 29, 1997.



                  15* Letter from Arthur Andersen LLP dated February 10, 2000, re: unaudited interim consolidated financial statements.



                  27*      Financial Data Schedule



                  99.1*    Press release dated February 14, 2000.



                  + Executive Compensation Arrangement pursuant to 601(b)(10)
                  (iii)(A) of Regulation S-K.

                  # Filed Herewith


                  * Previously Filed


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


3(d)* Certificate of Amendment of Certificate of Incorporation of SYSCO Corporation to increase authorized shares.


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


4(j)* Agreement and Ninth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1999.

10(m)+*  Sysco Corporation Split Dollar Life Insurance Plan.

10(n)+#  Executive Compensation Adjustment Agreement - Bill M. Lindig.

10(o)+#  Executive Compensation Adjustment Agreement - Charles H. Cotros.


10(p)+* First Amendment to Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan dated effective June 29, 1997.

10(q)+* First Amendment to Amended and Restated Sysco Corporation Executive Deferred Compensation Plan dated effective June 29, 1997.

10(r)+* First Amendment to Sysco Corporation 1995 Management Incentive Plan dated effective June 29, 1997.

15* Letter from Arthur Andersen LLP dated February 10, 2000, re: unaudited interim consolidated financial statements.

27*      Financial Data Schedule

99.1*    Press release dated February 14, 2000.




+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

# Filed Herewith

* Previously filed