Form 10-Q
period 2000-04-01
SYSCO CORP
filed 2000-05-15
CIK 96021

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


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

333,205,467 shares of common stock were outstanding as of April 28, 2000.

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

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                         April 1, 2000            July 3, 1999        March 27, 1999
                                                      ------------------      ------------------    -------------------
                                                          (Unaudited)              (Audited)            (Unaudited)
ASSETS
Current assets
  Cash                                                $         111,756       $         149,303      $          112,493
  Accounts and notes receivable, less
    allowances of $54,938, $21,095 and $45,315                1,514,143               1,334,371               1,307,672
  Inventories                                                   957,636                 851,965                 859,473
  Deferred taxes                                                 46,745                  43,353                  35,066
  Prepaid expenses                                               40,575                  29,775                  30,757
                                                     -------------------      ------------------    --------------------
    Total current assets                                      2,670,855               2,408,767               2,345,461

Plant and equipment at cost, less depreciation                1,331,061               1,227,669               1,207,955

Goodwill and intangibles, less amortization                     492,822                 302,100                 304,516
Other assets                                                    234,743                 158,046                 161,777
                                                     -------------------      ------------------    --------------------
    Total other assets                                          727,565                 460,146                 466,293
                                                     -------------------      ------------------    --------------------
Total assets                                          $       4,729,481       $       4,096,582      $        4,019,709
                                                     ===================      ==================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                       $         142,177       $          13,377      $           14,196
  Accounts payable                                            1,206,561               1,013,302               1,025,561
  Accrued expenses                                              479,443                 374,271                 324,388
  Accrued income taxes                                           19,524                   6,103                   7,793
  Current maturities of long-term debt                           14,429                  20,487                 111,551
                                                     -------------------      ------------------    --------------------
    Total current liabilities                                 1,862,134               1,427,540               1,483,489

Long-term debt                                                  984,376                 997,717                 913,632
Deferred taxes                                                  224,787                 244,129                 224,511

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none
                                                                   ---                     ---                     ---
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
        382,587,450 shares                                      382,587                 382,587                 382,587
  Paid-in capital                                                76,528                     872                     446
  Retained earnings                                           2,228,128               2,032,068               1,948,327
                                                     -------------------      ------------------    --------------------
                                                              2,687,243               2,415,527               2,331,360
  Less cost of treasury stock, 49,728,142,
    52,915,065 and 51,221,957 shares                          1,029,059                 988,331                 933,283
                                                     -------------------      ------------------    --------------------
  Total shareholders' equity                                  1,658,184               1,427,196               1,398,077
                                                     -------------------      ------------------    --------------------
Total liabilities and shareholders' equity            $       4,729,481       $       4,096,582      $        4,019,709
                                                     ===================      ==================    ====================

Note: The July 3, 1999 consolidated balance sheet has been taken from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)


                                                      39-Week Period Ended                       13-Week Period Ended
                                        ------------------------------------------     --------------------------------------
                                            April 1, 2000         March 27, 1999         April 1, 2000       March 27, 1999
                                        --------------------    ------------------     ----------------    ------------------
Sales                                   $        14,031,504     $      12,604,182      $     4,722,935     $       4,164,877

Costs and expenses
  Cost of sales                                  11,394,346            10,298,004            3,829,148             3,402,463
  Operating expenses                              2,079,161             1,849,822              709,499               625,111
  Interest expense                                   52,978                53,742               18,354                18,414
  Other, net                                          1,653                   322                   88                  (93)
                                       ---------------------    ------------------    -----------------    ------------------
Total costs and expenses                         13,528,138            12,201,890            4,557,089             4,045,895
                                       ---------------------    ------------------    -----------------    ------------------

Earnings before income taxes                        503,366               402,292              165,846               118,982
Income taxes                                        193,796               156,894               63,851                46,403
                                       ---------------------    ------------------    -----------------    ------------------
Earnings before cumulative
   effect of accounting change                      309,570               245,398              101,995                72,579
Cumulative effect of accounting
   change                                           (8,041)                 - - -                - - -                 - - -
                                       ---------------------    ------------------    -----------------    ------------------
Net earnings                            $           301,529     $         245,398      $       101,995     $          72,579
                                       =====================    ==================    =================    ==================
Earnings before accounting change:
   Basic earnings per share             $              0.94     $            0.74      $          0.31     $            0.22
                                       =====================    ==================    =================    ==================
   Diluted earnings per share           $              0.93     $            0.73      $          0.31     $            0.22
                                       =====================    ==================    =================    ==================

Cumulative effect of accounting change:
   Basic earnings per share             $            (0.02)     $           - - -      $         - - -     $           - - -
                                       =====================    ==================    =================    ==================
   Diluted earnings per share           $            (0.02)     $           - - -      $         - - -     $           - - -
                                       =====================    ==================    =================    ==================

Net earnings:
   Basic earnings per share             $              0.92     $            0.74      $          0.31     $            0.22
                                       =====================    ==================    =================    ==================
   Diluted earnings per share           $              0.90     $            0.73      $          0.31     $            0.22
                                       =====================    ==================    =================    ==================

Average shares outstanding                      328,893,795           333,748,999          329,306,402           332,512,637
                                       =====================    ==================    =================    ==================
Diluted average shares outstanding              333,790,286           337,518,140          333,662,958           336,475,686
                                       =====================    ==================    =================    ==================

Dividends paid per common share         $              0.32     $            0.28      $          0.12     $            0.10
                                       =====================    ==================    =================    ==================

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                                 39 - Week Period Ended
                                                                       ----------------------------------------
                                                                        April 1, 2000           March 27, 1999
                                                                       ----------------         ---------------
Operating activities:
  Net earnings                                                         $       301,529          $      245,398
  Add non-cash items:
    Cumulative effect of accounting change                                       8,041                   - - -
    Depreciation and amortization                                              161,982                 150,963
    Deferred tax (benefit)                                                    (21,229)                 (5,675)
    Provision for losses on accounts receivable                                 23,849                  20,016
  Additional investment in certain assets and liabilities,
      (Increase) in receivables                                              (110,171)               (112,078)
      (Increase) in inventories                                               (76,680)                (68,972)
      Decrease (increase) in prepaid expenses                                    4,716                 (4,162)
      Increase in accounts payable                                             125,629                 176,402
      Increase in accrued expenses                                              83,882                  32,133
      Increase (decrease) in accrued income taxes                               17,864                (17,730)
      (Increase) in other assets                                              (44,229)                (30,946)
                                                                       ----------------         ---------------
  Net cash provided by operating activities                                    475,183                 385,349
                                                                       ----------------         ---------------

Cash flows from investing activities:
  Additions to plant and equipment                                           (191,840)               (211,154)
  Sales and retirements of plant and equipment                                  10,882                  17,012
  Acquisition of businesses, net of cash acquired                            (199,211)                   - - -
                                                                       ----------------         ---------------
  Net cash used for investing activities                                     (380,169)               (194,142)
                                                                       ----------------         ---------------

Cash flows from financing activities:
  Bank and commercial paper borrowings (repayments)                            114,386               (192,964)
  Other debt borrowings (repayments) borrowings                                (8,250)                 208,073
  Common stock reissued from treasury                                           40,453                  29,978
  Treasury stock purchases                                                   (173,681)               (140,530)
  Dividends paid                                                             (105,469)                (93,559)
                                                                       ----------------         ---------------
  Net cash used for financing activities                                     (132,561)               (189,002)
                                                                       ----------------         ---------------
Net (decrease) increase in cash                                               (37,547)                   2,205
Cash at beginning of period                                                    149,303                 110,288
                                                                       ----------------         ---------------
Cash at end of period                                                  $       111,756          $      112,493
                                                                       ================         ===============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $        47,763          $       40,568
    Income taxes                                                               183,174                 174,776

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Liquidity and Capital Resources
             -------------------------------
             The liquidity and capital resources discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Fiscal 1999 Annual Report on Form 10-K remains applicable, other than the items described below.

             In Fiscal 1992, the Company began a common stock repurchase program which continued into the second quarter of Fiscal 2000, resulting in the cumulative repurchase of 80,000,000 shares of common stock.

             The Board of Directors authorized the repurchase of an additional 8,000,000 shares in July 1999. Under this latest authorization, 3,898,400 shares were purchased for $128,143,000 through April 1, 2000. The increase in treasury stock purchases in the period ended April 1, 2000 primarily reflects shares repurchased for acquisitions.

             As of April 1, 2000, SYSCO's borrowings under its commercial paper program were $199,378,000. During the 39 weeks ended April 1, 2000, commercial paper and short-term bank borrowings ranged from approximately $199,028,000 to $469,094,000.

             Long-term debt to capitalization ratio was 37% at April 1, 2000, within its intended target range of 35% to 40%. At April 1, 2000, total debt included $100,000,000 in a short-term bank loan. Had this debt been placed as commercial paper, the long-term debt to capitalization ratio would have been 39.5%. SYSCO may exceed this target ratio periodically to take advantage of acquisition and internal growth opportunities.

             The increase in paid-in capital at January 1, 2000 related primarily to shares issued from treasury in conjunction with acquisitions.

             On February 10, 2000, the Company filed with the Securities and Exchange Commission a shelf registration covering 2,850,000 shares of common stock to be offered from time to time in connection with acquisitions.

             Results of Operations
             ---------------------
             For the period ended October 2, 1999, the Company recorded a one-time, after-tax, non-cash charge of $8,041,000 to comply with the required adoption of AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 required the write-off of any unamortized costs of start-up activities and organization costs. Going forward such costs have been expensed as incurred.

             Sales increased 11.3% during the 39 weeks and 13.4% in the third quarter of Fiscal 2000 over comparable periods of the prior year. Cost of sales also increased 10.7% during the 39 weeks and 12.5% in the third quarter of Fiscal 2000 over comparable periods of the prior year. Real sales growth for the 39 weeks of Fiscal 2000 was about 9.3% after eliminating the effects of 2.3% due to acquisitions and a 0.3% deflation in food costs primarily due to lower costs for dairy products. Real sales growth for the quarter was about 10.0% after adjusting for a 3.4% increase due to acquisitions and a 0.03% food cost inflation primarily due to higher costs for fresh and frozen meat.

             Operating expenses for the 39 weeks of Fiscal 2000 were above the comparable prior period due primarily to expenses related to the closing of a facility and one-time non-recurring costs associated with the completion of the SYSCO Uniform Systems implementation. There was also a charge to other non-operating expenses in connection with the facility closing. The costs described above were approximately $13,000,000. Operating expenses for the 13 weeks presented are comparable to the prior year period.

             Interest expense for the 39 weeks was lower than the comparable prior period primarily due to interest income received in the amount of $3,000,000 related to a Federal income tax refund on an amended return. Without this income, interest expense for the 39 weeks would have been above last year due to higher borrowings. Interest expense for the 13 weeks presented is comparable to the prior year period.

             Income taxes for the periods presented reflect an effective rate of 38.5% this year compared to 39% last year.

             Pretax earnings and net earnings for the 39 weeks, before the accounting change, increased 25.1% and 26.2%, respectively, over the prior year. Pretax earnings and net earnings for the 13 weeks increased 39.4% and 40.5%, respectively, over the prior year. The increases were due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's higher margin territorial street customers and increasingly higher sales of SYSCO brand products.

             Basic and diluted earnings per share increased 27.0% and 27.4%, respectively, for the 39 weeks, before the accounting change, and 40.9% for the quarter. The increases were caused by the factors discussed above, along with the decrease in average shares outstanding for the periods presented, reflecting purchases of shares made through the Company's share repurchase program.

             A reconciliation of basic and diluted earnings per share follows.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          39-Week Period Ended                   13-Week Period Ended
                                                 -------------------------------------   ------------------------------------
                                                   April 1, 2000      March 27, 1999      April 1, 2000       March 27, 1999
                                                 -----------------   -----------------   ----------------    ----------------
Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders          $ 301,529,000       $ 245,398,000      $ 101,995,000        $ 72,579,000
                                                 =================   =================   ================    ================

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                            328,893,795         333,748,999        329,306,402         332,512,637

  Effect of dilutive securities:
   Employee and director stock options                  4,896,491           3,769,141          4,356,556           3,963,049
                                                 -----------------   -----------------   ----------------    ----------------

  Denominator for diluted earnings per share --
   adjusted weighted-average shares and
   assumed conversions                                333,790,286         337,518,140        333,662,958         336,475,686
                                                 =================   =================   ================    ================

Basic earnings per share                                    $0.92               $0.74              $0.31               $0.22
                                                 =================   =================   ================    ================

Diluted earnings per share                                  $0.90               $0.73              $0.31               $0.22
                                                 =================   =================   ================    ================

             Acquisitions
             ------------
             In July 1999, SYSCO acquired Newport Meat Co. Inc., a southern California based distributor of fresh aged beef and other meats, seafood and poultry products. In August 1999, the company acquired Doughtie's Foods, Inc., a food distributor located in Virginia and bought substantially all of the assets of Buckhead Beef Company, Inc., a distributor located in Georgia of custom-cut fresh steaks and other meats, seafood and poultry products. In November 1999, SYSCO acquired Malcolm Meats, an Ohio based distributor of custom-cut fresh steaks and other meat and poultry products. In January 2000, SYSCO acquired Watson Foodservice, Inc., a broadline foodservice distributor located in Lubbock, Texas. In March, 2000 SYSCO acquired FreshPoint Holdings, Inc., a North America based distributor of produce.

             The transactions were accounted for using the purchase method of accounting and the financial statements for the 39 weeks and 13 weeks ended April 1, 2000 include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate, on SYSCO's operating results or financial position from these transactions.

             The purchase price was allocated to the net assets acquired based upon the estimated fair value at the date of acquisition. The balances included in the Consolidated Balance Sheets related to the current year acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes in the preliminary allocations are not anticipated by management.


Item 3.   Quantitative and Qualitative Disclosures about Market Risks

             SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations. At April 1, 2000 the Company had outstanding $199,378,000 of commercial paper with maturities through May 22, 2000. The Company's remaining long-term debt obligations of $784,998,000 were primarily at fixed rates of interest. SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

        Forward-Looking Statements

                Statements made herein regarding continuation of the share repurchase program and SYSCO's market risks are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and are based on current expectations and management's estimates; actual results may differ materially. Share repurchases could be affected by market prices of the Company's stock as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors, such as interest rates. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice industry's relatively low profit margins and sensitivity to economic conditions, SYSCO's leverage and debt risks and other risks detailed in the Company's Prospectus dated April 14, 2000 contained in its Registration Statement on Form S-3 (File No. 333-34036).

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

  Item 2.             Changes in Securities and Use of Proceeds.

                      On January 27, 2000, in connection with the acquisition by merger of Watson Foodservice, Inc. ("Watson"), the Company issued 193,752 unregistered, restricted shares to the former owners of Watson. The shares were issued pursuant to the exemption from registration provided by
                      Section 4(2) of the Securities Act of 1933, as amended.

                      On March 17, 2000, in connection with the acquisition by merger of FreshPoint Holdings, Inc. ("FreshPoint"), the Company issued 2,241,932 unregistered, restricted shares to the former owners of FreshPoint. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

                    3(d) Certificate of Amendment of Certificate of Incorporation of SYSCO Corporation to increase authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000.

                    4(a) Sixth Amendment and Restatement of Competitive Advance and Revolving Credit Facility Agreement dated May 31, 1996, incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended June 27, 1996 (File No. 1-6544).

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

                    4(j) Agreement and Ninth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1999.

                    15# Letter from Arthur Andersen LLP dated May 12, 2000, re: unaudited interim consolidated financial statements.

                    27#          Financial Data Schedule


                #     Filed Herewith

(b)        Reports on Form 8-K:

                     On January 21, 2000, the Company filed a Form 8-K to attach a press release dated January 19, 2000 announcing results of operations for the 26 weeks ended January 1, 2000 (File No. 1-6544).

                     On March 23, 2000, the Company filed a Form 8-K to attach press releases dated March 10, 2000 announcing its expected results of operations for the 39 weeks ended April 1, 2000 and March 17, 2000 announcing the completion of the acquisition of FreshPoint Holdings, Inc. (File No. 1-6544).

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SYSCO CORPORATION
                                             (Registrant)




                                             By  /s/ JOHN K. STUBBLEFIELD, JR.
                                                ------------------------------
                                                   John K. Stubblefield, Jr.
                                                   Executive Vice President,
                                                   Finance and Administration


   Date:  May 12, 2000

                                 EXHIBIT INDEX



       NO.                              DESCRIPTION
---------------     ----------------------------------------------------------

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

       3(d) Certificate of Amendment of Certificate of Incorporation of SYSCO Corporation to increase authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000.

       4(a) Sixth Amendment and Restatement of Competitive Advance and Revolving Credit Facility Agreement dated May 31, 1996, incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended June 27, 1996 (File No. 1-6544).

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

       NO.                              DESCRIPTION
---------------     ----------------------------------------------------------

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

       4(j) Agreement and Ninth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of
                    December 1, 1999.

       15#          Letter from Arthur Andersen LLP dated May 12, 2000,
                    re: unaudited interim consolidated financial statements.

       27#          Financial Data Schedule


  #      Filed Herewith