Form 10-K
period 2000-07-01
SYSCO CORP
filed 2000-09-27
CIK 96021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 1, 2000

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
        Common Stock, $1.00 par value                      New York Stock Exchange
       Preferred Stock Purchase Rights                     New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $13,855,134,000 at September 8, 2000 (based on the closing sales price on the New York Stock Exchange Composite Tape on September 8, 2000, as reported by The Wall Street Journal (Southwest Edition)). At September 8, 2000, the registrant had issued and outstanding an aggregate of 333,877,879 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement to be filed not later than 120 days after July 1, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                    PART I.

Item 1.   Business....................................................       1
Item 2.   Properties..................................................       4
Item 3.   Legal Proceedings...........................................       5
Item 4.   Submission of Matters to a Vote of Security Holders.........       6
Item 4A.  Executive Officers of the Registrant........................       6

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................       7
Item 6.   Selected Financial Data.....................................       7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................       8
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................      13
Item 8.   Financial Statements and Supplementary Data.................      14
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      32

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant..........      32
Item 11.  Executive Compensation......................................      32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      32
Item 13.  Certain Relationships and Related Transactions..............      32

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      32
Signatures............................................................      35

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Sysco Corporation (together with its subsidiaries and divisions collectively referred to as "SYSCO" or the "company"), founded in 1969, is the largest North American distributor of food and food related products to the foodservice or "food-prepared-away-from-home" industry. SYSCO provides its products and services to approximately 356,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

     SYSCO, which was formed when the stockholders of nine companies exchanged their stock for SYSCO common stock, commenced operations in March 1970. Since its formation, the company has grown from $115 million to over $19 billion in annual sales both through internal expansion of existing operations and acquisitions of formerly independent companies. Through the end of fiscal 2000, SYSCO had acquired sixty companies or divisions of companies.

     In July 1999, SYSCO acquired Newport Meat Co. Inc., a southern California based distributor of fresh aged beef and other meats, seafood and poultry products. In August 1999, the company acquired Doughtie's Foods, Inc., a food distributor located in Virginia and bought substantially all of the assets of Buckhead Beef Company, Inc., a distributor, located in Georgia of custom-cut fresh steaks and other meats, seafood and poultry products. In November 1999, SYSCO acquired Malcolm Meats, an Ohio based distributor of custom-cut fresh steaks and other meat and poultry products. In January 2000, SYSCO acquired Watson Foodservice, Inc., a broadline foodservice distributor located in Lubbock, Texas. In March 2000, SYSCO acquired FreshPoint, Inc., a distributor of produce with locations in the U.S. and Canada.

     SYSCO is organized under the laws of Delaware. The address and telephone number of the company's executive office are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390.

CUSTOMERS AND PRODUCTS

     The foodservice industry consists of two major customer segments -- "traditional" and "chain restaurant." Traditional broadline foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO's chain restaurant customers include regional pizza and national hamburger, chicken and steak chain operations.

     Services to the company's traditional broadline foodservice and chain restaurant customers are supported by similar physical facilities, vehicles, materials handling equipment and techniques, and administrative and operating staffs.

     The traditional broadline foodservice segment includes businesses and organizations which prepare and serve food to be eaten away from home. Products distributed by the company include a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts, and a full line of canned and dry goods, fresh meats, imported specialties and fresh produce. The company also supplies a wide variety of nonfood items, including paper products such as disposable napkins, plates and cups; tableware such as china and silverware; restaurant and kitchen equipment and supplies; medical and surgical supplies; and cleaning supplies. SYSCO distributes both nationally-branded merchandise and products packaged under its own private brands.

     The company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the traditional customer segment of the foodservice industry. SYSCO offers daily delivery to certain customer locations and has the capability of delivering special orders on short notice. Through its more than 11,450 sales, marketing and service representatives, the company keeps informed of the needs of its customers and acquaints them with new products. SYSCO also provides ancillary services relating to its foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control.

     No single traditional foodservice customer accounted for as much as 5% of SYSCO's sales for its fiscal year ended July 1, 2000. Approximately 5.6% of traditional foodservice sales during fiscal 2000 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

     The company's SYGMA Network operations specialize in customized service to chain restaurants, which service is also provided to a lesser extent by many of the company's traditional foodservice operations. SYSCO's sales to the chain restaurant industry consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. One chain restaurant customer (Wendy's International, Inc.) accounted for 5.0% of SYSCO's sales for its fiscal year ended July 1, 2000. There are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

     SYSCO does not record sales on the basis of the type of foodservice industry customer, but based upon available information, the company estimates that sales by type of customer during the past three fiscal years were as follows:

                                                              FISCAL   FISCAL   FISCAL
TYPE OF CUSTOMER                                               2000     1999     1998
----------------                                              ------   ------   ------
Restaurants.................................................    65%      64%      62%
Hospitals and nursing homes.................................    10       10       11
Schools and colleges........................................     6        7        7
Hotels and motels...........................................     5        5        5
Other.......................................................    14       14       15
                                                               ---      ---      ---
          Totals............................................   100%     100%     100%
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

     The corporate staff also administers a consolidated product procurement program engaged in the task of developing, obtaining and assuring consistent quality food and nonfood products. The program covers the purchasing and marketing of SYSCO brand merchandise, as well as private label and national brand merchandise, encompassing substantially all product lines. The company's operating subsidiaries and divisions may participate in the program at their option.

CAPITAL IMPROVEMENTS

     To maximize productivity and customer service, the company continues to construct and modernize its distribution facilities. During fiscal 2000, 1999 and 1998, approximately $266,000,000, $287,000,000 and $259,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The company estimates its capital expenditures in fiscal 2001 should be in the range of $325,000,000 to $375,000,000. During the three years ended July 1, 2000, capital expenditures have been financed primarily by internally generated funds, the company's commercial paper program and bank borrowings.

EMPLOYEES

     As of July 1, 2000, SYSCO had approximately 40,400 full-time employees, 20% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally with monitoring and assistance by the corporate staff. Collective bargaining agreements covering approximately 31% of the company's union employees expire during fiscal 2001. SYSCO considers its labor relations to be satisfactory.

COMPETITION

     The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis. The company believes that, although price and customer contact are important considerations, the principal competitive factor in the foodservice industry is the ability to deliver a wide range of quality products and related services on a timely and dependable basis. Although SYSCO's share of the foodservice industry market in the United States and Canada was approximately 11% as of July 1, 2000, SYSCO believes, based upon industry trade data, that its sales to the U.S. "food-prepared-away-from-home" industry were the largest of any foodservice distributor during fiscal 2000. While adequate industry statistics are not available, the company believes that in most instances its local operations are among the leading distributors of food and related nonfood products to foodservice customers in their respective trading areas.

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

     Compliance with these laws has not had and is not anticipated to have a material effect on the capital expenditures, earnings or competitive position of SYSCO.

GENERAL

     SYSCO has numerous trademarks, some of which are of significant importance to the company. The loss of the SYSCO(R) trademark would have a material adverse effect on SYSCO's results of operations.

     SYSCO is not engaged in material research activities relating to the development of new products or the improvement of existing products. In fiscal 1996, the company completed an internally developed project that involved the redesign and development of the computer operating systems through which SYSCO's operating companies will process, control and report the results of all transactions. Installation was substantially completed by December 1999 and such installation is expected to provide the basis for business expansion over the next several years without having a material adverse effect upon the business or operations of the company.

     Sales of the company do not generally fluctuate on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.

     As of September 8, 2000 SYSCO operated 118 facilities within the United States, of which 76 are distribution facilities, and seven in Canada, of which four are distribution facilities.

ITEM 2. PROPERTIES

     The table below shows the number of distribution facilities and self-serve centers occupied by SYSCO in each state or province and the aggregate cubic footage devoted to cold and dry storage as of September 8, 2000.

                                                             NUMBER OF    COLD STORAGE   DRY STORAGE
                                                            FACILITIES     (THOUSANDS    (THOUSANDS
LOCATION                                                    AND CENTERS   CUBIC FEET)    CUBIC FEET)
--------                                                    -----------   ------------   -----------
Alabama...................................................        2           1,677          2,399
Alaska....................................................        1             246            317
Arizona...................................................        1           1,485          3,410
Arkansas..................................................        1           1,601          3,157
California................................................       17          13,112         19,270
Colorado..................................................        3           3,213          5,051
Connecticut...............................................        1           2,489          2,737
District of Columbia......................................        1             335            128
Florida...................................................       15          17,031         18,208
Georgia...................................................        6           5,604          7,093
Idaho.....................................................        1             998          1,154
Illinois..................................................        3           3,603          5,050
Indiana...................................................        1           1,590          1,832
Iowa......................................................        1             687          1,215
Kansas....................................................        1           2,735          3,793
Kentucky..................................................        1           2,330          2,648
Louisiana.................................................        1           2,577          3,254
Maine.....................................................        1           1,508          1,916
Maryland..................................................        4           6,859          6,361
Massachusetts.............................................        2           7,638          7,739

                                                             NUMBER OF    COLD STORAGE   DRY STORAGE
                                                            FACILITIES     (THOUSANDS    (THOUSANDS
LOCATION                                                    AND CENTERS   CUBIC FEET)    CUBIC FEET)
--------                                                    -----------   ------------   -----------
Michigan..................................................        3           5,021          8,282
Minnesota.................................................        1           3,636          3,063
Mississippi...............................................        1           2,125          2,690
Missouri..................................................        1           1,128          1,348
Montana...................................................        1           2,043          1,830
Nebraska..................................................        1           1,721          2,206
Nevada....................................................        1             411            754
New Jersey................................................        1           1,659          4,145
New Mexico................................................        1           1,856          1,855
New York..................................................        6           4,760          7,759
North Carolina............................................        2           3,931          5,292
Ohio......................................................        5           6,979         11,684
Oklahoma..................................................        2           1,801          3,433
Oregon....................................................        2           3,384          3,017
Pennsylvania..............................................        4           6,134          7,212
South Dakota..............................................        1               2            123
Tennessee.................................................        4           6,561          9,963
Texas.....................................................        8          12,595         16,490
Utah......................................................        2           1,810          1,845
Virginia..................................................        4           2,859          2,807
Washington................................................        1           2,549          3,240
Wisconsin.................................................        2           5,016          4,073
Alberta, Canada...........................................        1             298            399
British Columbia, Canada..................................        5           2,344          2,939
Ontario, Canada...........................................        1             941          1,030
                                                                ---         -------        -------
          Total...........................................      125         158,882        204,211
                                                                ===         =======        =======

     SYSCO owns approximately 317,000,000 cubic feet of its distribution facilities and self-serve centers (or 87.3% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 2001 to 2011, exclusive of renewal options. Certain of the facilities owned by the company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $36,198,000 at July 1, 2000. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates to 2026.

     The company owns its approximately 188,000 square foot headquarters office complex in Houston, Texas and leases approximately 100,000 square feet of additional office space in Houston, Texas.

     Facilities in Albany, New York, Salt Lake City, Utah, Norfolk, Virginia, Charlotte, North Carolina, Memphis, Tennessee, West Des Moines, Iowa, Modesto, California, Irvine California and Peterborough, Ontario, Canada (which in the aggregate account for approximately 9% of fiscal 2000 sales) are operating near capacity and the company is currently constructing expansions for these distribution facilities.

     As of September 8, 2000 SYSCO's fleet of approximately 7,290 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The company owns approximately 88% of these vehicles and leases the remainder.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of SYSCO, each of whom serves at the discretion of the Board and holds the office opposite his or her name below until the meeting of the Board of Directors immediately preceding the next Annual Meeting of Stockholders or until his or her successor has been elected or qualified. Executive officers who also serve as directors, serve as directors until expiration of their terms or until their successors have been elected and qualified.

                                                                                  SERVED IN THIS
NAME OF OFFICER                                     CAPACITY                      POSITION SINCE   AGE
---------------                                     --------                      --------------   ---
Charles H. Cotros                Chairman and Chief Executive Officer and         2000 & 1985      63
                                   Director
Larry J. Accardi                 Executive Vice President, Merchandising              2000         51
                                   Services & Multi-Unit Sales
Kenneth J. Carrig                Senior Vice President, Administration                1999         43
O. Wayne Duncan                  Senior Vice President, Operations                    1995         62
James C. Graham                  Senior Vice President, Operations                    2000         50
James E. Lankford                Senior Vice President, Operations                    2000         47
Thomas E. Lankford               Executive Vice President, Foodservice                2000         53
                                   Operations and Director
Gregory K. Marshall              Senior Vice President                                1993         53
Michael C. Nichols               Vice President and General Counsel                   1999         48
Mitt Parker                      Senior Vice President                                2000         50
Diane Day Sanders                Vice President and Treasurer                         1994         51
Richard J. Schnieders            President and Chief Operating Officer and        2000 & 1999      52
                                   Director
Kenneth F. Spitler               Senior Vice President, Operations                    2000         51
John K. Stubblefield, Jr.        Executive Vice President, Finance and                2000         54
                                   Administration
Arthur J. Swenka                 Senior Vice President, Operations and Director   1995 & 1994      63
James D. Wickus                  Senior Vice President, Operations                    1995         57

     Each of the executive officers listed above has been employed by the company throughout the past five years except Kenneth J. Carrig and Mitt Parker. Before joining SYSCO, Mr. Carrig was Vice President of Human Resources for Continental Airlines, Inc. from 1995 to 1997 and prior to that he was Senior Director of the Southwest Region for Pepsi Co from 1987 to 1995. Mr. Parker also serves as Chief Executive Officer and President of FreshPoint, Inc., which position he has held since 1997. He served as executive vice president of FreshPoint from 1996 to 1997. FreshPoint was acquired by SYSCO in March 2000.

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

                                                              COMMON STOCK
                                                                 PRICES
                                                              -------------      DIVIDENDS PAID
                                                              HIGH      LOW        PER SHARE
                                                              ----      ---      --------------
Fiscal 1999:
  First Quarter.............................................  $25 15/16 $19 15/16     $0.090
  Second Quarter............................................   28 5/8    23 1/8        0.090
  Third Quarter.............................................   29 7/8    24 15/16      0.100
  Fourth Quarter............................................   31 7/8    25            0.100
Fiscal 2000:
  First Quarter.............................................  $36 1/4   $30 1/16      $0.100
  Second Quarter............................................   41 1/8    31 5/8        0.100
  Third Quarter.............................................   40 9/16   26 1/8        0.120
  Fourth Quarter............................................   43 3/8    34 3/8        0.120

     The number of record owners of SYSCO's Common Stock as of July 1, 2000 was 15,207.

ITEM 6. SELECTED FINANCIAL DATA

                                                          FISCAL YEAR ENDED
                                 -------------------------------------------------------------------
                                                  1999
                                    2000       (53 WEEKS)       1998          1997          1996
                                 -----------   -----------   -----------   -----------   -----------
                                              (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Sales..........................  $19,303,268   $17,422,815   $15,327,536   $14,454,589   $13,395,130
Earnings before income taxes...      737,608       593,887       532,493       495,955       453,943
Income taxes...................      283,979       231,616       207,672       193,422       177,038
                                 -----------   -----------   -----------   -----------   -----------
Earnings before cumulative
  effect of accounting
  change.......................      453,629       362,271       324,821       302,533       276,905
Cumulative effect of accounting
  change.......................       (8,041)           --       (28,053)           --            --
                                 -----------   -----------   -----------   -----------   -----------
Net earnings...................  $   445,588   $   362,271   $   296,768   $   302,533   $   276,905
                                 ===========   ===========   ===========   ===========   ===========
Earnings before accounting
  change:
  Basic earnings per share.....  $      1.38   $      1.09   $      0.95   $      0.85   $      0.76
  Diluted earnings per share...         1.36          1.08          0.95          0.85          0.75
Cumulative effect of accounting
  change:
  Basic earnings per share.....        (0.02)           --         (0.08)           --            --
  Diluted earnings per share...        (0.02)           --         (0.08)           --            --
Net earnings:
  Basic earnings per share.....         1.35          1.09          0.87          0.85          0.76
  Diluted earnings per share...         1.33          1.08          0.86          0.85          0.75
Cash dividends per share.......         0.44          0.38          0.33          0.28          0.24
Total assets...................    4,813,955     4,096,582     3,780,189     3,433,823     3,319,943
Capital expenditures...........      266,413       286,687       259,353       210,868       235,891

Long-term debt.................    1,023,642       997,717       867,017       685,620       581,734
Shareholders' equity...........    1,761,568     1,427,196     1,356,789     1,400,472     1,474,678
                                 -----------   -----------   -----------   -----------   -----------
Total capitalization...........  $ 2,785,210   $ 2,424,913   $ 2,223,806   $ 2,086,092   $ 2,056,412
                                 ===========   ===========   ===========   ===========   ===========
Ratio of long-term debt to
  capitalization...............         36.8%         41.1%         39.0%         32.9%         28.3%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     SYSCO provides marketing and distribution services to foodservice customers and suppliers throughout the contiguous United States, Alaska, the District of Columbia and western and central Canada. The company intends to continue to expand its market share through profitable sales growth and constant emphasis on the development of its consolidated buying programs. The company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

     SYSCO's operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers' needs; cash dividends; and acquisitions fitting within the company's overall growth strategy. Any remaining cash generated from operations is applied toward a portion of the cost of shares repurchased in the share repurchase program, while the remainder of the cost may be financed with additional long-term debt. SYSCO's initial share repurchase program was used primarily to offset shares issued under various employee benefit and compensation plans. The company significantly accelerated the repurchase program beginning in February 1996. The share repurchase program reduces outstanding shares and increases earnings per share. The long-term debt to total capitalization target ratio was increased from a range of 30% to 40% to a range of 35% to 40% due to prior and anticipated accelerated share repurchases, additional debt associated with those repurchases and acquisitions. This ratio was 36.8% and 41.1% at July 1, 2000 and July 3, 1999, respectively.

     In November 1996, the Board authorized an additional 12,000,000 share buyback to be completed in calendar 1997 and in July 1997, authorized an additional 12,000,000 share buyback to be completed in fiscal 1998; and in September 1998 the Board authorized an additional 8,000,000 share buyback to be completed in calendar 1999; and in July 1999 the Board authorized a new 8,000,000 share buyback. The number of shares acquired and their cost for the past three years was 5,660,400 shares for $186,296,000 in fiscal 2000, 7,567,300 shares for $203,958,000 in fiscal 1999 and 12,129,700 shares for $263,416,000 in fiscal 1998.

     In February 2000, the company filed with the Securities and Exchange Commission a shelf registration covering 2,850,000 shares of common stock to be offered from time to time in connection with acquisitions. As of July 1, 2000 all of these shares are available for issuance.

     Net cash generated from operating activities was $708,726,000 in 2000, $585,303,000 in 1999 and $357,764,000 in 1998. Expenditures for facilities, fleet and other equipment were $266,413,000 in 2000, $286,687,000 in 1999 and $259,353,000 in 1998. Expenditures in fiscal 2001 should be in the range of $325,000,000 to $375,000,000.

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

     The net cash provided by operations less cash utilized for capital expenditures, the share repurchase program, cash dividends and other uses resulted in net long-term debt of $1,023,642,000 at July 1, 2000. About 75% of the long-term debt is at fixed rates averaging 6.73% and the remainder is at floating rates averaging 6.77%. Long-term debt to capitalization was 36.8% at July 1, 2000, down 4.3% from the 41.1% at July 3, 1999 and down 2.2% from the 39.0% at June 27, 1998. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

     SYSCO has uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $246,481,000 of which $31,109,000 and $13,377,000 were outstanding at July 1, 2000 and July 3, 1999, respectively.

     SYSCO has a commercial paper program which is currently supported by a $300,000,000 bank credit facility. During fiscal 2000, 1999 and 1998, commercial paper and short-term bank borrowings ranged from approximately $199,028,000 to $469,094,000, from approximately $67,769,000 to $358,637,000, and from approximately $29,581,000 to $417,924,000, respectively.

     In summary, SYSCO believes that through continual monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

MARKET RISK

     SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations discussed above. At July 1, 2000 the company had outstanding commercial paper of $247,870,000 with maturities through September 22, 2000. The company's remaining long-term debt obligations of $775,772,000 were primarily at fixed rates of interest. SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

SALES

     The annual increases in sales of 11% in 2000 and 14% in 1999 (53 weeks) resulted from several factors. Sales in fiscal 2000 and 1999 were affected by the strong growth in the U.S. economy, as well as in the foodservice industry. After adjusting for food price increases, acquisitions and adjusted for the extra week in fiscal 1999, real sales growth was about 9% in 2000 and 12% in 1999. Acquisitions represented 3.5% of total sales for fiscal 2000. Food costs, which experienced minimal inflation during the first two quarters of 2000 and a slight deflation during the third quarter, returned to about 2% inflation during the final quarter, resulting in approximately 0.4% inflation for fiscal 2000. This compares to an increase of approximately 1% in fiscal 1999. Industry sources estimate the total foodservice market experienced real growth of approximately 3.1% in calendar year 1999 and 2.8% in calendar year 1998.

     Sales for fiscal 1998 through 2000 were as follows:

FISCAL YEAR                                              SALES        % INCREASE
-----------                                         ---------------   ----------
2000..............................................  $19,303,268,000       11%
1999 (53 Weeks)...................................   17,422,815,000       14
1998..............................................   15,327,536,000        6

     A comparison of the sales mix in the principal product categories during the last three years is presented below:

                                                              2000   1999   1998
                                                              ----   ----   ----
Medical supplies............................................    1%     1%     1%
Dairy products..............................................    9     10      9
Fresh and frozen meats......................................   17     15     15
Seafoods....................................................    6      6      6
Poultry.....................................................   10     11     10
Frozen fruits, vegetables, bakery and other.................   14     14     15
Canned and dry products.....................................   21     22     23
Paper and disposables.......................................    8      7      7
Janitorial products.........................................    2      2      2
Equipment and smallwares....................................    2      3      3
Fresh produce...............................................    7      6      6
Beverage products...........................................    3      3      3
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     A comparison of sales by type of customer during the last three years is presented below:

                                                              2000   1999   1998
                                                              ----   ----   ----
Restaurants.................................................   65%    64%    62%
Hospitals and nursing homes.................................   10     10     11
Schools and colleges........................................    6      7      7
Hotels and motels...........................................    5      5      5
All other...................................................   14     14     15
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

COST OF SALES

     Cost of sales increased about 10% in 2000 and 14% in 1999. These increases were generally in line with the increases in sales. The rate of increase is influenced by SYSCO's overall customer and product mix as well as economies realized in product acquisition and higher sales of SYSCO Brand products.

OPERATING EXPENSES

     Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales were 14.7% for fiscal 2000 and 14.6% for fiscal 1999 and for fiscal 1998. Part of the increase over 1999 was due to expenses related to the closing of a facility and one-time non-recurring costs associated with the completion of the SYSCO Uniform Systems implementation. There was also a charge to non-operating expenses in connection with the facility closing. The costs described above were approximately $13,000,000. Otherwise, changes in the percentage relationship of operating expenses to sales result from an interplay of several economic influences, including customer mix. Inflationary increases in operating costs generally have been offset through improved productivity.

INTEREST EXPENSE

     Interest expense decreased $2,007,000 or approximately 3% in fiscal 2000 as compared to an increase of $14,417,000 or approximately 25% in fiscal 1999. The decrease in fiscal 2000 was due primarily to interest income received in the amount of $3,000,000 related to a Federal income tax refund on an amended tax return. Without this income, interest expense would have been approximately 1% above last year due to increased borrowings. The increase in fiscal 1999 was due primarily to increased borrowings, principally to fund the share repurchase program, and the replacement of floating rate debt at higher fixed rates. Interest capitalized during the past three years was $964,000 in fiscal 2000, $1,812,000 in fiscal 1999 and $2,095,000 in fiscal 1998.

OTHER, NET

     Other decreased $559,000 or about 58% in fiscal 2000 and decreased $910,000 or about 1,717% in fiscal 1999. Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities as well as the expenses related to the facility closing discussed under "operating expenses" above.

EARNINGS BEFORE INCOME TAXES

     Earnings before income taxes rose $143,721,000, or approximately 24%, above fiscal 1999 which had increased $61,394,000, or approximately 12%, over the prior year. Additional sales and realization of operating efficiencies contributed to the increases as well as the company's success in its continued efforts to increase sales to the company's higher margin marketing associate-served customers and increasingly higher sales of SYSCO Brand products.

PROVISION FOR INCOME TAXES

     The effective tax rate for 2000 was 38.5% and for 1999 was approximately
39%.

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     Fiscal 2000 represents the twenty-fourth consecutive year of increased earnings before the cumulative effect of an accounting change. Earnings before cumulative effect of accounting change rose $91,358,000, or approximately 25%, above fiscal 1999 which had increased $37,450,000, or approximately 12%, over the prior year.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In the first quarter of fiscal 2000, SYSCO recorded a one-time, after-tax, non-cash charge of $8,041,000 to comply with the required adoption of AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the write-off of any unamortized costs of start-up activities and organization costs. Going forward such costs are being expensed as incurred.

NET EARNINGS

     Net earnings for the year increased $83,317,000 or approximately 23% above fiscal 1999, which had increased $65,503,000 or approximately 22% over the prior year. The increase was caused by additional sales, operating efficiencies and other factors discussed above.

DIVIDENDS

     SYSCO began paying the quarterly dividend rate of twelve cents per share in February 2000, an increase from the ten cents per share that became effective in February 1999.

RETURN ON SHAREHOLDERS' EQUITY

     The return on average shareholders' equity before the cumulative effect of the accounting change for 2000 was approximately 29% compared to 26% in 1999 and 23% in 1998. Since inception SYSCO has averaged in excess of a 17% return on shareholders' equity before the cumulative effect of the accounting change.

RISK FACTORS

  Low Margin Business; Economic Sensitivity

     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. SYSCO makes a significant portion of its sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, SYSCO's profit levels may be negatively impacted during periods of food price deflation, even though SYSCO's gross profit percentage may remain relatively constant. The foodservice industry is sensitive to national and economic conditions. SYSCO's operating results also are sensitive to, and may be adversely affected by other factors, including difficulties with the collectability of accounts receivable, inventory control, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although such factors have not had a material adverse impact on SYSCO's past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.

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

  Interruption of Supplies

     SYSCO obtains all of its foodservice products from other suppliers. For the most part, SYSCO does not have long-term contracts with any supplier committing it to provide products to SYSCO. Although SYSCO's purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by SYSCO in the quantities requested. Because SYSCO does not control the actual production of its products, it is also subject to delays caused by interruption in production based on conditions outside its control. These conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, and natural disasters or other catastrophic events. SYSCO's inability to obtain adequate supplies of its foodservice products as a result of any of the foregoing factors or otherwise, could mean that SYSCO could not fulfill its obligations to customers, and customers may turn to other distributors.

  Labor Relations

     As of July 1, 2000, approximately 8,000 employees were members of 48 different local unions associated with the International Brotherhood of Teamsters and other labor organizations, at 34 operating companies. In fiscal 2001, 14 agreements covering approximately 2,500 employees will expire. Failure to effectively renegotiate these contracts could result in work stoppages. Although SYSCO has not experienced any significant labor disputes or work stoppages to date, and believes it has satisfactory relationships with its unions, a work stoppage due to failure to renegotiate a union contract, or otherwise, could have a material adverse effect on SYSCO.

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

FORWARD-LOOKING STATEMENTS

     Certain statements made herein that look forward in time or express management's expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about anticipated industry growth, SYSCO's long-term growth objectives, anticipated capital expenditures, and implementation and timing of "fold-outs" and acquisitions.

     These statements are based on current expectations and management estimates; actual results may differ materially due in part to the risk factors discussed above. In addition, decisions to pursue "fold-outs" and acquisitions and expenditures for such could vary depending upon construction schedules and the timing of other purchases, such as fleet and equipment, while the timing and implementation of "fold-outs" and acquisitions could be impacted by competitive conditions, labor issues and other matters. The ability to pursue acquisitions also depends upon the availability and suitability of potential candidates and management's allocation of capital. Industry growth and SYSCO's long-term growth objectives could be affected by conditions in the economy, the industry and internal factors that may alter planned results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of market risk see "Market Risk" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Management on Internal Accounting Controls......   15
  Report of Independent Public Accountants..................   16
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   17
  Consolidated Results of Operations........................   18
  Consolidated Shareholders' Equity.........................   19
  Consolidated Cash Flows...................................   20
  Summary of Accounting Policies............................   21
  Additional Financial Information..........................   23
Schedule:
  II -- Valuation and Qualifying Accounts...................  S-1

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

     The company believes that its system of internal controls is effective and adequate to accomplish the objectives discussed above.


                /s/ CHARLES H. COTROS                         /s/ JOHN K. STUBBLEFIELD, JR.
-----------------------------------------------------         -----------------------------------------------------
                  Charles H. Cotros                           John K. Stubblefield, Jr.
        Chairman and Chief Executive Officer                  Executive Vice President,
                                                              Finance and Administration

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Sysco Corporation

     We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware corporation) and subsidiaries as of July 1, 2000 and July 3, 1999, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended July 1, 2000. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysco Corporation and subsidiaries as of July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                                 /s/ ARTHUR ANDERSEN LLP
                                            ------------------------------------
                                                    Arthur Andersen LLP

Houston, Texas
August 2, 2000

                                     SYSCO

                          CONSOLIDATED BALANCE SHEETS

                                                              JULY 1, 2000   JULY 3, 1999
                                                              ------------   ------------
                                                               (IN THOUSANDS EXCEPT FOR
                                                                      SHARE DATA)
                                         ASSETS

Current Assets
  Cash......................................................   $  159,128     $  149,303
  Accounts and notes receivable, less allowances of $27,628
     and $21,095............................................    1,519,038      1,334,371
  Inventories...............................................      937,899        851,965
  Deferred taxes............................................       72,041         43,353
  Prepaid expenses..........................................       45,109         29,775
                                                               ----------     ----------
          Total current assets..............................    2,733,215      2,408,767
Plant and equipment at cost, less depreciation..............    1,344,693      1,227,669
Other assets
  Goodwill and intangibles, less amortization...............      503,039        302,100
  Other.....................................................      233,008        158,046
                                                               ----------     ----------
          Total other assets................................      736,047        460,146
                                                               ----------     ----------
          Total assets......................................   $4,813,955     $4,096,582
                                                               ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable.............................................   $   31,109     $   13,377
  Accounts payable..........................................    1,186,721      1,013,302
  Accrued expenses..........................................      527,233        374,271
  Income taxes..............................................       17,914          6,103
  Current maturities of long-term debt......................       19,958         20,487
                                                               ----------     ----------
          Total current liabilities.........................    1,782,935      1,427,540
Long-term debt..............................................    1,023,642        997,717
Deferred taxes..............................................      245,810        244,129
Contingencies
Shareholders' equity
  Preferred stock, par value $1 per share
     Authorized 1,500,000 shares, issued none...............           --             --
  Common stock, par value $1 per share
     Authorized 1,000,000,000 shares, issued 382,587,450
      shares................................................      382,587        382,587
  Paid-in capital...........................................       76,967            872
  Retained earnings.........................................    2,332,238      2,032,068
                                                               ----------     ----------
                                                                2,791,792      2,415,527
  Less cost of treasury stock, 51,102,663 and 52,915,065
     shares.................................................    1,030,224        988,331
                                                               ----------     ----------
  Total shareholders' equity................................    1,761,568      1,427,196
                                                               ----------     ----------
          Total liabilities and shareholders' equity........   $4,813,955     $4,096,582
                                                               ==========     ==========

    See Summary of Accounting Policies and Additional Financial Information.

                                     SYSCO

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                        YEAR ENDED
                                                        -------------------------------------------
                                                                       JULY 3, 1999
                                                        JULY 1, 2000    (53 WEEKS)    JUNE 27, 1998
                                                        ------------   ------------   -------------
                                                           (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales.................................................  $19,303,268    $17,422,815     $15,327,536
Costs and expenses
  Cost of sales.......................................   15,649,551     14,207,860      12,499,636
  Operating expenses..................................    2,843,755      2,547,266       2,236,932
  Interest expense....................................       70,832         72,839          58,422
  Other, net..........................................        1,522            963              53
                                                        -----------    -----------     -----------
          Total costs and expenses....................   18,565,660     16,828,928      14,795,043
                                                        -----------    -----------     -----------
Earnings before income taxes..........................      737,608        593,887         532,493
Income taxes..........................................      283,979        231,616         207,672
                                                        -----------    -----------     -----------
Earnings before cumulative effect of accounting
  change..............................................      453,629        362,271         324,821
Cumulative effect of accounting change................       (8,041)            --         (28,053)
                                                        -----------    -----------     -----------
Net earnings..........................................  $   445,588    $   362,271     $   296,768
                                                        ===========    ===========     ===========
Earnings before accounting change:
  Basic earnings per share............................  $      1.38    $      1.09     $      0.95
  Diluted earnings per share..........................         1.36           1.08            0.95
Cumulative effect of accounting change:
  Basic earnings per share............................        (0.02)            --           (0.08)
  Diluted earnings per share..........................        (0.02)            --           (0.08)
Net earnings:
  Basic earnings per share............................         1.35           1.09            0.87
  Diluted earnings per share..........................         1.33           1.08            0.86

    See Summary of Accounting Policies and Additional Financial Information.

                                     SYSCO

                       CONSOLIDATED SHAREHOLDERS' EQUITY

                                     COMMON STOCK                                    TREASURY STOCK
                                ----------------------   PAID-IN     RETAINED    -----------------------
                                  SHARES       AMOUNT    CAPITAL     EARNINGS      SHARES       AMOUNT
                                -----------   --------   --------   ----------   ----------   ----------
                                                  (IN THOUSANDS EXCEPT FOR SHARE DATA)
Balance at June 28, 1997......  191,293,725   $191,294   $ 32,258   $1,771,548   18,855,458   $  594,628
Net earnings for year ended
  June 27, 1998...............                                         296,768
Cash dividends paid, $0.33 per
  share.......................                                        (110,928)
Treasury stock purchases......                                                    6,064,850      263,416
Stock options exercised.......                             (4,308)                 (491,795)     (15,174)
Employees' Stock Purchase
  Plan........................                              1,359                  (433,419)     (14,048)
Management Incentive Plan.....                              1,084                  (205,950)      (6,536)
2-for-1 stock split...........  191,293,725    191,293    (30,393)    (160,900)  23,789,144
                                -----------   --------   --------   ----------   ----------   ----------
Balance at June 27, 1998......  382,587,450   $382,587   $     --   $1,796,488   47,578,288   $  822,286
Net earnings for year ended
  July 3, 1999................                                         362,271
Cash dividends paid, $0.38 per
  share.......................                                        (126,691)
Treasury stock purchases......                                                    7,567,300      203,958
Stock options exercised.......                             (5,621)                 (988,679)     (15,954)
Employees' Stock Purchase
  Plan........................                              3,679                  (894,094)     (15,906)
Management Incentive Plan.....                              2,814                  (347,750)      (6,053)
                                -----------   --------   --------   ----------   ----------   ----------
Balance at July 3, 1999.......  382,587,450   $382,587   $    872   $2,032,068   52,915,065   $  988,331
Net earnings for year ended
  July 1, 2000................                                         445,588
Cash dividends paid, $0.44 per
  share.......................                                        (145,418)
Treasury stock purchases......                                                    5,660,400      186,296
Treasury stock issued for
  acquisitions................                             69,794                (4,984,497)     (98,362)
Stock options exercised.......                             (7,526)               (1,163,222)     (20,104)
Employees' Stock Purchase
  Plan........................                              9,446                  (943,530)     (18,585)
Management Incentive Plan.....                              4,381                  (381,553)      (7,352)
                                -----------   --------   --------   ----------   ----------   ----------
Balance at July 1, 2000.......  382,587,450   $382,587   $ 76,967   $2,332,238   51,102,663   $1,030,224
                                ===========   ========   ========   ==========   ==========   ==========

    See Summary of Accounting Policies and Additional Financial Information.

                                     SYSCO

                            CONSOLIDATED CASH FLOWS

                                                                           YEAR ENDED
                                                           -------------------------------------------
                                                                          JULY 3, 1999
                                                           JULY 1, 2000    (53 WEEKS)    JUNE 27, 1998
                                                           ------------   ------------   -------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings...........................................   $ 445,588      $ 362,271       $ 296,768
  Add non-cash items:
     Cumulative effect of accounting change..............       8,041             --          28,053
     Depreciation and amortization.......................     220,661        205,005         181,234
     Deferred tax (benefit) provision....................     (25,528)         5,656         (15,077)
     Provision for losses on receivables.................      27,082         26,208          22,959
  Additional investment in certain assets and
     liabilities, net of effect of businesses acquired:
     (Increase) in receivables...........................    (118,578)      (144,969)       (162,276)
     (Increase) in inventories...........................     (56,943)       (61,464)        (48,483)
     Decrease (increase) in prepaid expenses.............       3,378         (3,180)         (4,871)
     Increase in accounts payable........................     105,790        164,143          14,114
     Increase in accrued expenses........................     128,174         82,016          50,875
     Increase (decrease) in income taxes.................      16,254        (19,420)          7,782
     (Increase) in other assets..........................     (45,193)       (30,963)        (13,314)
                                                            ---------      ---------       ---------
  Net cash provided by operating activities..............     708,726        585,303         357,764
                                                            ---------      ---------       ---------
Cash flows from investing activities:
  Additions to plant and equipment.......................    (266,413)      (286,687)       (259,353)
  Proceeds from sales of plant and equipment.............      18,922         24,952           8,296
  Acquisition of businesses, net of cash acquired........    (211,901)            --         (84,473)
                                                            ---------      ---------       ---------
  Net cash used for investing activities.................    (459,392)      (261,735)       (335,530)
                                                            ---------      ---------       ---------
Cash flows from financing activities:
  Bank and commercial paper borrowings (repayments)......      51,810       (109,962)        303,996
  Other debt (repayments) borrowings.....................     (11,947)       117,273           6,813
  Common stock reissued from treasury....................      52,342         38,785          33,893
  Treasury stock purchases...............................    (186,296)      (203,958)       (263,416)
  Dividends paid.........................................    (145,418)      (126,691)       (110,928)
                                                            ---------      ---------       ---------
  Net cash used for financing activities.................    (239,509)      (284,553)        (29,642)
                                                            ---------      ---------       ---------
Net increase (decrease) in cash..........................       9,825         39,015          (7,408)
Cash at beginning of year................................     149,303        110,288         117,696
                                                            ---------      ---------       ---------
Cash at end of year......................................   $ 159,128      $ 149,303       $ 110,288
                                                            =========      =========       =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest............................................   $  70,977      $  66,706       $  58,306
     Income taxes........................................     272,022        237,990         195,133

    See Summary of Accounting Policies and Additional Financial Information.

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

     SYSCO Corporation (SYSCO or the company) is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "food-prepared-away-from-home" industry. These services are performed from 95 distribution facilities for approximately 356,000 customers located in the 39 states where facilities are situated, in nine adjacent states, Alaska and the District of Columbia. The company also has four facilities in Vancouver, British Columbia, one in Peterborough, Ontario and one in Edmonton, Alberta which service customers in those surrounding areas.

     The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the 2000 presentation.

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

     Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized during the past three years was $964,000 in 2000, $1,812,000 in 1999 and $2,095,000 in 1998.

GOODWILL AND INTANGIBLES

     Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired and are amortized over 40 years using the straight-line method. Accumulated amortization at July 1, 2000, July 3, 1999 and June 27, 1998 was $96,862,000, $84,160,000 and $74,554,000, respectively.

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

     No costs were capitalized in fiscal 2000, fiscal 1999 and fiscal 1998. Amounts capitalized are being amortized as completed portions are put into use. Accumulated amortization, including the one-time charge, at July 1, 2000, July 3, 1999 and June 27, 1998 was $42,001,000, $38,929,000 and $36,532,000,
respectively.

COSTS OF START-UP ACTIVITIES

     In the first quarter of fiscal 2000, SYSCO recorded a one-time, after-tax, non-cash charge of $8,041,000 to comply with the required adoption of AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the write-off of any unamortized costs of start-up activities and organization costs. Going forward such costs are being expensed as incurred.

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

ACQUISITIONS

     During fiscal 2000, SYSCO acquired for cash and stock, three custom-meat operations, two broadline foodservice companies and one specialty produce company. In the aggregate, SYSCO paid cash of $211,901,000 and issued 4,984,497 unregistered, restricted shares to the former owners of the acquired companies. The transactions were accounted for using the purchase method of accounting and the financial statements for fiscal 2000 include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate on SYSCO's operating results or financial position from these transactions.

     The purchase price was allocated to the net assets acquired based on the estimated fair value at the date of acquisition. The balances included in the Consolidated Financial Position related to the current year acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

NEW ACCOUNTING STANDARDS

     In fiscal 1998, SYSCO adopted SFAS No. 130, "Reporting Comprehensive Income." The adoption of this standard did not have an effect on SYSCO's reported net earnings as SYSCO has no components of other comprehensive income under the statement.

     In fiscal 1999, SYSCO adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement does not change the measurement or recognition of those plans, but revises the disclosure requirements for pensions and other postretirement plans.

     In fiscal 2000, SYSCO adopted the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for SYSCO's use. The adoption of this SOP did not have a significant effect on SYSCO's consolidated results of operations or financial position.

     In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an
amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity. SYSCO is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SYSCO is required to and will adopt SAB 101 in the fourth quarter of fiscal 2001 and believes that adoption will not have a significant effect on its consolidated results of operations or financial position.

                        ADDITIONAL FINANCIAL INFORMATION

INCOME TAXES

     The income tax provisions consist of the following:

                                                 2000           1999           1998
                                             ------------   ------------   ------------
Federal income taxes.......................  $250,309,000   $200,537,000   $178,226,000
State, local and other income taxes........    33,670,000     31,079,000     29,446,000
                                             ------------   ------------   ------------
          Total............................  $283,979,000   $231,616,000   $207,672,000
                                             ============   ============   ============

     Included in the income taxes charged to earnings are net deferred tax benefits of $25,528,000 in 2000, and deferred tax provisions of $5,656,000 in 1999 and deferred tax benefits of $15,077,000 in 1998. The deferred tax benefit or deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of SYSCO's deferred tax assets and liabilities are as follows:

                                                           JULY 1, 2000   JULY 3, 1999
                                                           ------------   ------------
Deferred tax liabilities:
  Excess tax depreciation and basis differences of
     assets..............................................  $219,786,000   $203,524,000
  Computer systems development project...................     9,838,000     10,991,000
  Inventory..............................................     7,961,000     12,858,000
  Other..................................................     8,225,000     16,756,000
                                                           ------------   ------------
          Total deferred tax liabilities.................   245,810,000    244,129,000
                                                           ------------   ------------
Deferred tax assets:
  Accrued pension expenses...............................    20,008,000     24,179,000
  Accrued medical and casualty insurance expenses........    16,387,000      6,647,000
  Other..................................................    35,646,000     12,527,000
                                                           ------------   ------------
          Total deferred tax assets......................    72,041,000     43,353,000
                                                           ------------   ------------
Net deferred tax liabilities.............................  $173,769,000   $200,776,000
                                                           ============   ============

     The company has enjoyed taxable earnings during each year of its thirty-one year existence and knows of no reason such profitability should not continue. Consequently, SYSCO believes that it is more likely than not that the entire benefit of existing temporary differences will be realized and therefore no valuation allowance has been established for deferred~tax assets.

     Reconciliations of the statutory Federal income tax rate to the effective income tax rates are as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
Statutory Federal income tax rate...........................  35.0%  35.0%  35.0%
State and local income taxes, net of Federal income tax
  benefit...................................................   3.0    3.8    3.8
Other.......................................................   0.5    0.2    0.2
                                                              ----   ----   ----
                                                              38.5%  39.0%  39.0%
                                                              ====   ====   ====

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     The allowance for doubtful accounts receivable was $27,628,000 as of July 1, 2000, $21,095,000 as of July 3, 1999 and $20,081,000 as of June 27, 1998.
Customer accounts written off, net of recoveries, were $24,881,000 or 0.13% of sales, $25,914,000 or 0.15% of sales and $21,218,000 or 0.14% of sales for fiscal years 2000, 1999 and 1998, respectively.

SHAREHOLDERS' EQUITY

     On February 11, 1998, the Board of Directors declared a 2-for-1 stock split effected by a 100% stock dividend paid on March 20, 1998 to shareholders of record on February 27, 1998. All share and per share data in these financial statements have been restated to reflect the stock split.

     In fiscal 1998, SYSCO adopted the provisions of SFAS No. 128, "Earnings Per Share," which replaced primary and fully-diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share have been computed by dividing net earnings by 329,582,474 in 2000, 332,913,546 in 1999 and 340,380,477 in 1998, which represents the weighted average number of shares of common stock outstanding during those respective years. Diluted earnings per share have been computed by dividing net earnings by 334,777,928 in 2000, 336,796,669 in 1999 and 343,440,181 in 1998, which represents the weighted average number of shares of common stock outstanding during those respective years adjusted for the diluted effect of stock options outstanding under the treasury stock method.

     In May 1986, the Board of Directors adopted a Warrant Dividend Plan designed to protect against those unsolicited attempts to acquire control of SYSCO that the Board believes are not in the best interest of the shareholders. In May 1996, the Board of Directors adopted an amended and restated plan which, among other things, extends the expiration of the plan through May 2006, and amended it again in May 1999. As amended, the plan provides for a dividend distribution of one-half of one Preferred Stock Purchase Right (Right) for each outstanding share of SYSCO common stock. Each Right may be exercised to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $175, subject to adjustment. The Rights will not be exercisable until a party either acquires 10% of the company's common stock or makes a tender offer for 10% or more of its common stock. In the event of a merger or other business combination transaction, each Right effectively entitles the holder to purchase $350 worth of stock of the surviving company for a purchase price of $175.

     The Rights expire on May 21, 2006, and may be redeemed before expiration by the company at a price of $0.01 per Right until a party acquires 10% of the company's common stock or thereafter under certain circumstances. As a result of the Rights distribution, 450,000 of the 1,500,000 authorized preferred shares have been reserved for issuance as Series A Junior Participating Preferred Stock.

PLANT AND EQUIPMENT

     A summary of plant and equipment, including the related accumulated depreciation, appears below:

                                                                              ESTIMATED
                                          JULY 1, 2000      JULY 3, 1999     USEFUL LIVES
                                         ---------------   ---------------   ------------
Plant and equipment, at cost
  Land.................................  $   110,546,000   $    93,107,000
  Buildings and improvements...........    1,050,417,000       957,389,000   10-40 years
  Equipment............................    1,398,555,000     1,266,548,000    3-20 years
                                         ---------------   ---------------
                                           2,559,518,000     2,317,044,000
Accumulated depreciation...............   (1,214,825,000)   (1,089,375,000)
                                         ---------------   ---------------
Net plant and equipment................  $ 1,344,693,000   $ 1,227,669,000
                                         ===============   ===============

DEBT

     SYSCO has uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $246,481,000 of which $31,109,000 and $13,377,000 were outstanding at July 1, 2000 and July 3, 1999, respectively.

     SYSCO's long-term debt consists of the following:

                                                         JULY 1, 2000     JULY 3, 1999
                                                        --------------   --------------
Commercial paper, interest averaging 6.9% in 2000 and
  5.2% in 1999........................................  $  247,870,000   $  213,792,000
Senior notes, interest at 6.5%, maturing in 2005......     149,553,000      149,463,000
Senior notes, interest at 7.0%, maturing in 2006......     200,000,000      200,000,000
Senior notes, interest at 7.25%, maturing in 2007.....      99,735,000       99,696,000
Debentures, interest at 7.16%, maturing in 2027.......      50,000,000       50,000,000
Debentures, interest at 6.50%, maturing in 2029.......     224,336,000      224,313,000
Industrial Revenue Bonds, mortgages and other debt,
  interest averaging 5.8% in 2000 and 5.9% in 1999,
  maturing at various dates to 2026...................      72,106,000       80,940,000
                                                        --------------   --------------
Total long-term debt..................................   1,043,600,000    1,018,204,000
Less current maturities...............................     (19,958,000)     (20,487,000)
                                                        --------------   --------------
Net long-term debt....................................  $1,023,642,000   $  997,717,000
                                                        ==============   ==============

     The principal payments required to be made on long-term debt during the next five years are shown below:

FISCAL YEAR                                                 AMOUNT
-----------                                              ------------
2001..................................................   $ 19,958,000
2002..................................................     17,861,000
2003..................................................      7,306,000
2004..................................................    257,525,000
2005..................................................    149,809,000

     SYSCO has a $300,000,000 revolving loan agreement maturing in fiscal 2004 which currently supports the company's commercial paper program. The commercial paper borrowings at July 1, 2000 were $247,870,000.

     In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due June 12, 2005, under a $500,000,000 shelf registration filed with the Securities and Exchange Commission. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006, under this shelf registration. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. On April 22, 1997, in two separate offerings, SYSCO drew down the remaining $150,000,000 of the $500,000,000 shelf registration. SYSCO issued 7.16% debentures totaling $50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. At that time SYSCO also issued 7.25% senior notes totaling $100,000,000 due April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and not subject to any sinking fund requirement.

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

     The Industrial Revenue Bonds have varying structures. Final maturities range from one to twenty-six years and certain of the bonds provide SYSCO the right to redeem (call) at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity.

     Net long-term debt at July 1, 2000 was $1,023,642,000, of which 75% is at fixed rates averaging 6.73% with an average life of fourteen years, while the remainder is financed at floating rates averaging 6.77%. Certain loan agreements contain typical debt covenants to protect noteholders including provisions to maintain tangible net worth in excess of a specified level. SYSCO is in compliance with all debt covenants at July 1, 2000.

     The fair value of SYSCO's total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximated $986,966,000 at July 1, 2000 and $994,275,000 at July 3, 1999.

     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of July 1, 2000 and July 3, 1999, letters of credit outstanding were $37,319,000 and $21,460,000, respectively. As of July 1, 2000 SYSCO has not entered into any significant derivative or other off-balance-sheet financing arrangements.

LEASES

     Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $44,015,000, $36,904,000 and $31,324,000 in fiscal 2000, 1999 and 1998, respectively.
Contingent rentals, subleases and assets and obligations under capital leases are not significant.

     Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

FISCAL YEAR                                                 AMOUNT
-----------                                               -----------
2001...................................................   $29,934,000
2002...................................................    24,123,000
2003...................................................    18,750,000
2004...................................................    15,056,000
2005...................................................    12,000,000
Later years............................................    19,997,000

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

     The following summary presents information with regard to incentive options under this plan:

                                                     OPTIONS EXERCISABLE         OPTIONS OUTSTANDING
                                                 ---------------------------   ------------------------
                                                   MAXIMUM       WEIGHTED       SHARES      WEIGHTED
                                                   SHARES      AVERAGE PRICE    UNDER     AVERAGE PRICE
                                                 EXERCISABLE     PER SHARE      OPTION      PER SHARE
                                                 -----------   -------------   --------   -------------
Balance at June 28, 1997.......................    822,518        $ 9.70        822,518      $ 9.70
  Exercised....................................                                (303,251)       9.65
                                                                               --------
Balance at June 27, 1998.......................    519,267          9.72        519,267        9.72
  Exercised....................................                                (161,739)       9.22
                                                                               --------
Balance at July 3, 1999........................    357,528          9.94        357,528        9.94
  Exercised....................................                                (160,739)       9.78
                                                                               --------
Balance at July 1, 2000........................    196,789        $10.08        196,789      $10.08
                                                                               ========

     The options outstanding at July 1, 2000 under this plan have exercise prices ranging from $7.66 to $11.13 and have a weighted average remaining contractual life of less than one year.

  1991 Stock Option Plan

     The 1991 Stock Option Plan was adopted in fiscal 1992 and originally reserved 6,000,000 shares of SYSCO common stock for options to directors, officers and key personnel of the company and its subsidiaries at the market price at date of grant. This plan provides for the issuance of options which are qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified and stock appreciation rights. During fiscal 1996, the shareholders approved an amendment to the plan for an additional 16,000,000 shares to be made available for future grants of options. To date, the company has issued stock options but no stock appreciation rights under this plan:

     The following summary presents information with regard to incentive options under the 1991 plan:

                                           OPTIONS EXERCISABLE          OPTIONS OUTSTANDING
                                       ---------------------------   --------------------------
                                         MAXIMUM       WEIGHTED        SHARES       WEIGHTED
                                         SHARES      AVERAGE PRICE     UNDER      AVERAGE PRICE
                                       EXERCISABLE     PER SHARE       OPTION       PER SHARE
                                       -----------   -------------   ----------   -------------
Balance at June 28, 1997.............   3,446,628       $13.53        7,765,260      $14.35
  Granted............................                                 1,901,416       17.50
  Cancelled..........................                                  (315,422)      14.97
  Exercised..........................                                  (841,462)      13.50
                                                                     ----------
Balance at June 27, 1998.............   4,886,528        13.98        8,509,792       15.11
  Granted............................                                 1,550,605       21.88
  Cancelled..........................                                  (307,879)      15.89
  Exercised..........................                                  (982,769)      14.11
                                                                     ----------
Balance at July 3, 1999..............   5,341,504        14.66        8,769,749       16.39
  Granted............................                                 2,475,392       32.66
  Cancelled..........................                                  (473,344)      17.55
  Exercised..........................                                (1,156,063)      14.71
                                                                     ----------
Balance at July 1, 2000..............   5,661,846       $15.80        9,615,734      $20.72
                                                                     ==========

     The options outstanding at July 1, 2000 under this plan have exercise prices ranging from $12.63 to $40.06 and have a weighted average remaining contractual life of 6.8 years.

  Non-Employee Directors Stock Option Plan

     The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permits the issuance of up to 400,000 shares of common stock to directors who are not employees of SYSCO. Under this plan options to purchase 4,000 shares of common stock at the fair market value on the date of the grant are granted to each non-employee director annually, provided certain earnings goals are met. As of July 1, 2000, options for 136,000 shares had been granted to nine non-employee directors under this plan, of which options for 128,000 shares are available for exercise. No further grants will be made under this plan, which was replaced by the Non-Employee Directors Stock Plan.

  Non-Employee Directors Stock Plan

     The Non-Employee Directors Stock Option Plan adopted in fiscal 1999 permits the issuance of up to 400,000 shares of common stock to directors who are not employees of SYSCO. Under this plan non-employee directors will receive a one time retainer stock award of 2,000 shares when first elected as a non-employee director and an annual automatic grant of options to purchase 4,000 shares of common stock provided certain earnings goals are met. As of July 1, 2000, options for 80,000 shares had been granted to ten non-employee directors under this plan, of which 39,990 shares are available for exercise.

  Employees' Stock Purchase Plan

     SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During fiscal 2000, 910,376 shares of SYSCO common stock were purchased by the participants as compared to 945,711 purchased in fiscal 1999 and 825,129 purchased in fiscal 1998. The total number of shares which may be sold pursuant to the plan may not exceed 34,000,000 shares, of which 7,463,826 remained available at July 1, 2000.

  Accounting Issues Relating to all Plans

     SYSCO accounts for these plans under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method of SFAS No. 123, SYSCO's pro forma net earnings and diluted earnings per share would have been $437,773,000 and $1.31 in fiscal 2000, $357,148,000 and $1.06 in fiscal 1999 and $292,824,000 and $0.86 in fiscal 1998. The disclosure requirements of SFAS No. 123 are applicable to options granted after 1995. The pro forma effects for fiscal 2000, 1999 and 1998 are not necessarily indicative of the pro forma effects in future years.

     The weighted average fair value of options granted was $12.27 and $7.05 during fiscal 2000 and 1999, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2000 and 1999, respectively; dividend yield of 1.20% and 1.65%; expected volatility of 23% in both years; risk-free interest rates of 6.1% and 5.1%; and expected lives of 8 years.

     The weighted average fair value of employee stock purchase rights issued was $5.24 and $3.86 during fiscal 2000 and 1999, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

EMPLOYEE BENEFIT PLANS

     SYSCO has defined benefit and defined contribution retirement plans for its employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements.

     The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contribution to this plan was $15,899,000 in 2000, $5,813,000 in 1999 and $5,660,000 in 1998. The defined benefit pension plan pays benefits to employees at retirement using formulas based on a participant's years of service and compensation.

     SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards under this plan were $40,977,000 in 2000, $27,197,000 in 1999 and $20,478,000 in 1998 and were paid in both cash and stock. In addition to receiving benefits upon retirement under the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan
(SERP). This plan is a nonqualified, unfunded defined benefit supplementary retirement plan. In order to meet its obligations under this plan, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $76,480,000 at July 1, 2000 and $55,975,000 at July 3, 1999. SYSCO is
the sole owner and beneficiary of such policies.

     In addition to providing pension benefits, SYSCO provides certain health care benefits to eligible retirees and their dependents in the United States.

     The funded status of the defined benefit plan is as follows:

                                              PENSION BENEFITS         OTHER POSTRETIREMENT PLANS
                                         ---------------------------   ---------------------------
                                         JULY 1, 2000   JULY 3, 1999   JULY 1, 2000   JULY 3, 1999
                                         ------------   ------------   ------------   ------------
Change in benefit obligation:
Benefit obligation at beginning of
  year.................................  $393,119,000   $354,646,000   $ 2,072,000    $ 1,781,000
Service cost...........................    35,451,000     31,058,000       145,000        125,000
Interest cost..........................    29,109,000     27,138,000       150,000        135,000
Amendments.............................    13,568,000        197,000     1,486,000             --
Actuarial (gain) loss..................   (22,883,000)    (8,749,000)     (152,000)        18,000
Actual expenses........................    (3,041,000)    (2,418,000)           --             --
Settlements............................    (2,830,000)            --            --             --
Total disbursements....................    (9,170,000)    (8,753,000)      (86,000)        13,000
                                         ------------   ------------   -----------    -----------
Benefit obligation at end of year......   433,323,000    393,119,000     3,615,000      2,072,000
                                         ------------   ------------   -----------    -----------
Change in plan assets:
Fair value of plan assets at beginning
  of year..............................   330,441,000    287,482,000            --             --
Actual return on plan assets...........    32,838,000     38,871,000            --             --
Employer contribution..................    40,563,000     15,259,000        86,000        (13,000)
Actual expenses........................    (3,041,000)    (2,418,000)           --             --
Total disbursements....................    (9,170,000)    (8,753,000)      (86,000)        13,000
                                         ------------   ------------   -----------    -----------
Fair value of plan assets at end of
  year.................................   391,631,000    330,441,000            --             --
                                         ------------   ------------   -----------    -----------
Funded status..........................   (41,692,000)   (62,678,000)   (3,615,000)    (2,072,000)
Unrecognized net actuarial (gain)
  loss.................................   (12,042,000)    10,866,000    (3,346,000)    (3,388,000)
Unrecognized net (asset) obligation due
  to initial application of SFAS 87....    (1,967,000)    (2,813,000)    1,994,000      2,147,000
Unrecognized prior service cost........    12,581,000     (1,612,000)    2,003,000        589,000
                                         ------------   ------------   -----------    -----------
Accrued benefit cost...................  $(43,120,000)  $(56,237,000)  $(2,964,000)   $(2,724,000)
                                         ============   ============   ===========    ===========

     The assumptions used to value obligations at year end were:

                                                      PENSION BENEFITS         OTHER POSTRETIREMENT PLANS
                                                 ---------------------------   ---------------------------
                                                 JULY 1, 2000   JULY 3, 1999   JULY 1, 2000   JULY 3, 1999
                                                 ------------   ------------   ------------   ------------
Weighted-average assumptions as of year end:
Discount rate..................................      8.00%          7.50%          8.00%          7.50%
Expected rate of return........................     10.50%         10.50%            --             --
Rate of compensation increase..................      4.50%          4.50%            --             --

     A health care cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

     The components of net pension and other postretirement benefit costs are as follows:

                                                 PENSION BENEFITS         OTHER POSTRETIREMENT PLANS
                                            ---------------------------   ---------------------------
                                            JULY 1, 2000   JULY 3, 1999   JULY 1, 2000   JULY 3, 1999
                                            ------------   ------------   ------------   ------------
Components of net periodic benefit cost:
Service cost..............................  $ 35,451,000   $ 31,058,000    $ 145,000      $ 125,000
Interest cost.............................    29,109,000     27,138,000      150,000        135,000
Expected return on plan assets............   (34,168,000)   (29,723,000)          --             --
Amortization of prior service cost........      (625,000)      (640,000)      72,000         72,000
Recognized net actuarial loss (gain)......       628,000        652,000     (194,000)      (216,000)
Amortization of net transition
  obligation..............................      (847,000)      (847,000)     153,000        153,000
                                            ------------   ------------    ---------      ---------
Net pension costs.........................  $ 29,548,000   $ 27,638,000    $ 326,000      $ 269,000
                                            ============   ============    =========      =========

     Multi-employer pension costs were $23,540,000 and $22,375,000 in 2000 and 1999, respectively.

     The projected benefit obligation and accumulated benefit obligation for the defined benefit pension plan were $365,934,000 and $319,067,000, respectively, as of July 1, 2000 and $340,398,000 and $294,366,000, respectively, as of July 3, 1999. The projected benefit obligation and accumulated benefit obligation for the SERP were $67,389,000 and $50,232,000, respectively, as of July 1, 2000 and $52,721,000 and $38,860,000, respectively, as of July 3, 1999.

CONTINGENCIES

     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

QUARTERLY RESULTS (UNAUDITED)

     Financial information for each quarter in the years ended July 1, 2000 and July 3, 1999:

                                                                  QUARTER ENDED
                                                -------------------------------------------------
                                                OCTOBER 2    JANUARY 1     APRIL 1       JULY 1     FISCAL YEAR
                                                ----------   ----------   ----------   ----------   -----------
                                                             (IN THOUSANDS EXCEPT FOR SHARE DATA)
2000
Sales.........................................  $4,657,034   $4,651,535   $4,722,935   $5,271,764   $19,303,268
Cost of sales.................................   3,793,200    3,771,998    3,829,148    4,255,205    15,649,551
Operating expenses............................     674,244      695,418      709,499      764,594     2,843,755
Interest expense..............................      17,944       16,680       18,354       17,854        70,832
Other, net....................................        (189)       1,754           88         (131)        1,522
                                                ----------   ----------   ----------   ----------   -----------
Earnings before income taxes..................     171,835      165,685      165,846      234,242       737,608
Income taxes..................................      66,156       63,789       63,851       90,183       283,979
                                                ----------   ----------   ----------   ----------   -----------
Earnings before accounting change.............     105,679      101,896      101,995      144,059       453,629
Accounting change.............................      (8,041)          --           --           --        (8,041)
                                                ----------   ----------   ----------   ----------   -----------
Net earnings..................................  $   97,638   $  101,896   $  101,995   $  144,059   $   445,588
                                                ==========   ==========   ==========   ==========   ===========
Per share:
  Diluted net earnings before accounting
    change....................................  $     0.32   $     0.31   $     0.31   $     0.43   $      1.36
  Diluted earnings accounting change effect...       (0.02)          --           --           --         (0.02)
  Diluted net earnings........................        0.29         0.31         0.31         0.43          1.33
  Cash dividends..............................        0.10         0.10         0.12         0.12          0.44
  Market price -- high/low....................       36-30        41-32        41-26        43-34         43-26

                                                                QUARTER ENDED
                                             ----------------------------------------------------
                                                                                         JULY 3     FISCAL YEAR
                                             SEPTEMBER 26   DECEMBER 26    MARCH 27    (14 WEEKS)   (53 WEEKS)
                                             ------------   -----------   ----------   ----------   -----------
                                                            (IN THOUSANDS EXCEPT FOR SHARE DATA)
1999
Sales......................................   $4,192,630    $4,246,675    $4,164,877   $4,818,633   $17,422,815
Cost of sales..............................    3,426,045     3,469,496     3,402,463   3,909,856     14,207,860
Operating expenses.........................      607,812       616,899       625,111     697,444      2,547,266
Interest expense...........................       16,931        18,397        18,414      19,097         72,839
Other, net.................................          170           245           (93)        641            963
                                              ----------    ----------    ----------   ----------   -----------
Earnings before income taxes...............      141,672       141,638       118,982     191,595        593,887
Income taxes...............................       55,252        55,239        46,403      74,722        231,616
                                              ----------    ----------    ----------   ----------   -----------
Net earnings...............................   $   86,420    $   86,399    $   72,579   $ 116,873    $   362,271
                                              ==========    ==========    ==========   ==========   ===========
Per share:
  Diluted net earnings.....................   $     0.26    $     0.26    $     0.22   $    0.35    $      1.08
  Cash dividends...........................         0.09          0.09          0.10        0.10           0.38
  Market price -- high/low.................        26-20         29-23         30-25       32-25          32-20
PERCENTAGE INCREASES -- 2000 VS. 1999:
Sales......................................           11%           10%           13%          9%            11%
Earnings before income taxes...............           21            17            39          22             24
Earnings before accounting change..........           22            18            41          23             25
Net earnings...............................           13            18            41          23             23
Diluted earnings per share before
  accounting change........................           23            19            41          23             26
Diluted net earnings per share.............           12            19            41          23             23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Except as otherwise indicated, the information required by Items 10, 11, 12 and 13 is included in the company's definitive proxy statement which was filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on September 25, 2000 and such portions of said proxy statement are hereby incorporated by reference thereto.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers is included in Part I (Item 4A) of this Form 10-K (page 6).

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

          1. All financial statements. See index to Consolidated Financial Statements on page 14 of this Form 10-K.

          2. Financial Statement Schedule. See page 14 of this Form 10-K.

          3. Exhibits.

          3(a)             -- Restated Certificate of Incorporation, incorporated by
                              reference to Exhibit 3(a) to Form 10-K for the year ended
                              June 28, 1997 (File No. 1-6544).
          3(b)             -- Bylaws of Sysco Corporation as amended May 12, 1999,
                              incorporated by reference to Exhibit 3(b) to Form 10-K
                              for the year ended July 3, 1999 (File No. 1-6544).
          3(c)             -- Form of Amended Certificate of Designation, Preferences
                              and Rights of Series A Junior Participating Preferred
                              Stock, incorporated by reference to Exhibit 3(c) to Form
                              10-K for the year ended June 29, 1996 (File No. 1-6544).
          3(d)             -- Certificate of Amendment of Certificate of Incorporation
                              increasing authorized shares, incorporated by reference
                              to Exhibit 3(d) to Form 10-Q for the quarter ended
                              January 1, 2000 (File No. 1-6544).
          4(a)             -- Sixth Amendment and Restatement of Competitive Advance
                              and Revolving Credit Facility Agreement dated May 31,
                              1996, incorporated by reference to Exhibit 4(a) to Form
                              10-K in the year ended June 27, 1996 (File No. 1-6544).
          4(b)             -- Agreement and Seventh Amendment to Competitive Advance
                              and Revolving Credit Facility Agreement dated as of June
                              27, 1997, incorporated by reference to Exhibit 4(a) to
                              Form 10-K for the year ended June 28, 1997 (File No.
                              1-6544).
          4(c)             -- Agreement and Eighth Amendment to Competitive Advance and
                              Revolving Credit Facility Agreement dated as of June 22,
                              1998, incorporated by reference to Exhibit 4(c) to Form
                              10-K for the year ended July 3, 1999 (File No. 1-6544).
          4(d)             -- Senior Debt Indenture, dated as of June 15, 1995, between
                              Sysco Corporation and First Union National Bank of North
                              Carolina, Trustee, incorporated by reference to Exhibit
                              4(a) to Registration Statement on Form S-3 filed June 6,
                              1995 (File No. 33-60023).

          4(e)             -- First Supplemental Indenture, dated June 27, 1995,
                              between Sysco Corporation and First Union Bank of North
                              Carolina, Trustee as amended, incorporated by reference
                              to Exhibit 4(e) to Form 10-K for the year ended June 29,
                              1996 (File No. 1-6544).
          4(f)             -- Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union Bank of North
                              Carolina, Trustee as amended, incorporated by reference
                              to Exhibit 4(f) to Form 10-K for the year ended June 29,
                              1996 (File No. 1-6544).
          4(g)             -- Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank
                              of North Carolina, Trustee, incorporated by reference to
                              Exhibit 4(g) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
          4(h)             -- Fourth Supplemental Indenture, dated as of April 25,
                              1997, between Sysco Corporation and First Union National
                              Bank of North Carolina, Trustee, incorporated by
                              reference to Exhibit 4(h) to Form 10-K for the year ended
                              June 28,1997 (File No. 1-6544).
          4(i)             -- Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank,
                              Trustee, incorporated by reference to Exhibit 4(h) to
                              Form 10-K for the year ended June 27, 1998 (File No.
                              1-6554).
          4(j)             -- Agreement and Ninth Amendment to Competitive Advance and
                              Revolving Credit Facility Agreement dated as of December
                              1, 1999, incorporated by reference to Exhibit 4(j) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
         10(a)+            -- Amended and Restated Sysco Corporation Executive Deferred
                              Compensation Plan, incorporated by reference to Exhibit
                              10(a) to Form 10-K for the year ended July 1, 1995 (File
                              No. 1-6544).
         10(b)+            -- Fifth Amended and Restated Sysco Corporation Supplemental
                              Executive Retirement Plan, incorporated by reference to
                              Exhibit 10(b) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
         10(c)+            -- Sysco Corporation Employee Incentive Stock Option Plan,
                              incorporated by reference to Exhibit 10(c) to Form 10-K
                              for the year ended July 3, 1999 (File No. 1-6544).
         10(d)+            -- Sysco Corporation 1995 Management Incentive Plan,
                              incorporated by reference to Exhibit 10(e) to Form 10-K
                              for the year ended July 1, 1995 (File No. 1-6544).
         10(e)+            -- Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year
                              ended July 3, 1999 (File No. 1-6544).
         10(f)+            -- Amendments to Sysco Corporation 1991 Stock Option Plan
                              dated effective September 4, 1997, incorporated by
                              reference to Exhibit 10(f) to Form 10-K for the year
                              ended June 28, 1997 (File No. 1-6554).
         10(g)+            -- Amendments to Sysco Corporation 1991 Stock Option Plan
                              dated effective November 5, 1998, incorporated by
                              reference to Exhibit 10(g) to Form 10-K for the year
                              ended July 3, 1999 (File No. 1-6544).
         10(h)+            -- Sysco Corporation Amended and Restated Non-Employee
                              Directors Stock Option Plan, incorporated by reference to
                              Exhibit 10(g) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
         10(i)+            -- Amendment to the Amended and Restated Non-Employee
                              Directors Stock Option Plan dated effective November 5,
                              1998, incorporated by reference to Exhibit 10(i) to Form
                              10-K for the year ended July 3, 1999 (File No. 1-6544).
         10(j)+            -- Sysco Corporation Non-Employee Directors Stock Plan,
                              incorporated by reference to Appendix A of the 1998 Proxy
                              Statement (File No. 1-06544).

         10(k)             -- Amended and Restated Shareholder Rights Agreement,
                              incorporated by reference to Registration Statement on
                              Form 8-A/A, filed May 29, 1996 (File No. 1-06544).
         10(l)             -- Amendment to the Amended and Restated Shareholder Rights
                              Agreement dated as of May 20, 1996, incorporated by
                              reference to Exhibit 1 to Registration Statement on Form
                              8-A/A, filed July 16, 1999 (File No. 1-06544).
         10(m)+            -- Sysco Corporation Split Dollar Life Insurance Plan,
                              incorporated by reference to Exhibit 10(m) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
         10(n)+            -- Executive Compensation Adjustment Agreement -- Bill M.
                              Lindig, incorporated by reference to Exhibit 10(n) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
         10(o)+            -- Executive Compensation Adjustment Agreement -- Charles H.
                              Cotros, incorporated by reference to Exhibit 10(o) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
         10(p)+            -- First Amendment to Fifth Amended and Restated Sysco
                              Corporation Supplemental Executive Retirement Plan dated
                              effective June 29, 1997, incorporated by reference to
                              Exhibit 10(p) to Form 10-Q for the quarter ended January
                              1, 2000 (File No. 1-6544).
         10(q)+            -- First Amendment to Amended and Restated Sysco Corporation
                              Executive Deferred Compensation Plan dated effective June
                              29, 1997, incorporated by reference to Exhibit 10(q) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
         10(r)+            -- First Amendment to Sysco Corporation 1995 Management
                              Incentive Plan dated effective June 29, 1997,
                              incorporated by reference to Exhibit 10(r) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
         10(s)+            -- 2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000
                              (File No. 1-6544).
         10(t)+            -- 2000 Stock Incentive Plan, incorporated by reference to
                              Appendix B to Proxy Statement filed on September 25, 2000
                              (File No. 1-6544).
         21#               -- Subsidiaries of the Registrant
         23#               -- Independent Public Accountants' Consent
         27#               -- Financial Data Schedule

---------------

+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of
  Regulation S-K

# Filed Herewith

     (b) The following reports on Form 8-K were filed during the fourth quarter of fiscal 2000:

          1. On April 14, 2000, the company filed a Form 8-K announcing certain changes in senior management.

          2. On May 4, 2000, the company filed a Form 8-K announcing the results of its third quarter ended April 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of September, 2000.

                                            SYSCO CORPORATION

                                            By:    /s/ CHARLES H. COTROS
                                              ----------------------------------
                                                      Charles H. Cotros
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:


                /s/ CHARLES H. COTROS                   Chairman of the Board and Chief Executive
-----------------------------------------------------     Officer
                  Charles H. Cotros

            /s/ JOHN K. STUBBLEFIELD, JR.               Executive Vice President, Finance and
-----------------------------------------------------     Administration
              John K. Stubblefield, Jr.

DIRECTORS:


                /s/ JOHN W. ANDERSON                                    /s/ RICHARD G. MERRILL
-----------------------------------------------------    -----------------------------------------------------
                  John W. Anderson                                        Richard G. Merrill

-----------------------------------------------------    -----------------------------------------------------
                  Gordon M. Bethune                                       Frank H. Richardson

                                                                       /s/ RICHARD J. SCHNIEDERS
-----------------------------------------------------    -----------------------------------------------------
                  Colin G. Campbell                                      Richard J. Schnieders

                /s/ CHARLES H. COTROS                                    /s/ PHYLLIS S. SEWELL
-----------------------------------------------------    -----------------------------------------------------
                  Charles H. Cotros                                        Phyllis S. Sewell

                /s/ JUDITH B. CRAVEN                                     /s/ ARTHUR J. SWENKA
-----------------------------------------------------    -----------------------------------------------------
                  Judith B. Craven                                         Arthur J. Swenka

              /s/ FRANK A. GODCHAUX III                                /s/ THOMAS B. WALKER, JR.
-----------------------------------------------------    -----------------------------------------------------
                Frank A. Godchaux III                                    Thomas B. Walker, Jr.

                 /s/ JONATHAN GOLDEN                                     /s/ JOHN F. WOODHOUSE
-----------------------------------------------------    -----------------------------------------------------
                   Jonathan Golden                                         John F. Woodhouse

               /s/ THOMAS E. LANKFORD
-----------------------------------------------------
                 Thomas E. Lankford

                       SYSCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT    CHARGED TO      CHARGED TO                   BALANCE AT
                                      BEGINNING     COSTS AND    OTHER ACCOUNTS   DEDUCTIONS      END OF
                       DESCRIPTION    OF PERIOD     EXPENSES      DESCRIBE(1)     DESCRIBE(2)     PERIOD
                       ------------  -----------   -----------   --------------   -----------   -----------
For year ended
June 27, 1998........  Allowance
                       for doubtful
                       accounts      $17,240,000   $22,959,000     $1,100,000     $21,218,000   $20,081,000
For year ended
July 3, 1999.........  Allowance
                       for doubtful
                       accounts      $20,081,000   $26,208,000             --     $25,194,000   $21,095,000
For year ended
July 1, 2000.........  Allowance
                       for doubtful
                       accounts      $21,095,000   $27,082,000     $4,332,000     $24,881,000   $27,628,000

---------------

(1) Allowance accounts resulting from acquisitions.

(2) Customer accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
          3(a)             -- Restated Certificate of Incorporation, incorporated by
                              reference to Exhibit 3(a) to Form 10-K for the year ended
                              June 28, 1997 (File No. 1-6544).
          3(b)             -- Bylaws of Sysco Corporation as amended May 12, 1999,
                              incorporated by reference to Exhibit 3(b) to Form 10-K
                              for the year ended July 3, 1999 (File No. 1-6544).
          3(c)             -- Form of Amended Certificate of Designation, Preferences
                              and Rights of Series A Junior Participating Preferred
                              Stock, incorporated by reference to Exhibit 3(c) to Form
                              10-K for the year ended June 29, 1996 (File No. 1-6544).
          3(d)             -- Certificate of Amendment of Certificate of Incorporation
                              increasing authorized shares, incorporated by reference
                              to Exhibit 3(d) to Form 10-Q for the quarter ended
                              January 1, 2000 (File No. 1-6544).
          4(a)             -- Sixth Amendment and Restatement of Competitive Advance
                              and Revolving Credit Facility Agreement dated May 31,
                              1996, incorporated by reference to Exhibit 4(a) to Form
                              10-K in the year ended June 27, 1996 (File No. 1-6544).
          4(b)             -- Agreement and Seventh Amendment to Competitive Advance
                              and Revolving Credit Facility Agreement dated as of June
                              27, 1997, incorporated by reference to Exhibit 4(a) to
                              Form 10-K for the year ended June 28, 1997 (File No.
                              1-6544).
          4(c)             -- Agreement and Eighth Amendment to Competitive Advance and
                              Revolving Credit Facility Agreement dated as of June 22,
                              1998, incorporated by reference to Exhibit 4(c) to Form
                              10-K for the year ended July 3, 1999 (File No. 1-6544).
          4(d)             -- Senior Debt Indenture, dated as of June 15, 1995, between
                              Sysco Corporation and First Union National Bank of North
                              Carolina, Trustee, incorporated by reference to Exhibit
                              4(a) to Registration Statement on Form S-3 filed June 6,
                              1995 (File No. 33-60023).
          4(e)             -- First Supplemental Indenture, dated June 27, 1995,
                              between Sysco Corporation and First Union Bank of North
                              Carolina, Trustee as amended, incorporated by reference
                              to Exhibit 4(e) to Form 10-K for the year ended June 29,
                              1996 (File No. 1-6544).
          4(f)             -- Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union Bank of North
                              Carolina, Trustee as amended, incorporated by reference
                              to Exhibit 4(f) to Form 10-K for the year ended June 29,
                              1996 (File No. 1-6544).
          4(g)             -- Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank
                              of North Carolina, Trustee, incorporated by reference to
                              Exhibit 4(g) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
          4(h)             -- Fourth Supplemental Indenture, dated as of April 25,
                              1997, between Sysco Corporation and First Union National
                              Bank of North Carolina, Trustee, incorporated by
                              reference to Exhibit 4(h) to Form 10-K for the year ended
                              June 28,1997 (File No. 1-6544).
          4(i)             -- Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank,
                              Trustee, incorporated by reference to Exhibit 4(h) to
                              Form 10-K for the year ended June 27, 1998 (File No.
                              1-6554).
          4(j)             -- Agreement and Ninth Amendment to Competitive Advance and
                              Revolving Credit Facility Agreement dated as of December
                              1, 1999, incorporated by reference to Exhibit 4(j) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
         10(a)+            -- Amended and Restated Sysco Corporation Executive Deferred
                              Compensation Plan, incorporated by reference to Exhibit
                              10(a) to Form 10-K for the year ended July 1, 1995 (File
                              No. 1-6544).
         10(b)+            -- Fifth Amended and Restated Sysco Corporation Supplemental
                              Executive Retirement Plan, incorporated by reference to
                              Exhibit 10(b) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
         10(c)+            -- Sysco Corporation Employee Incentive Stock Option Plan,
                              incorporated by reference to Exhibit 10(c) to Form 10-K
                              for the year ended July 3, 1999 (File No. 1-6544).
         10(d)+            -- Sysco Corporation 1995 Management Incentive Plan,
                              incorporated by reference to Exhibit 10(e) to Form 10-K
                              for the year ended July 1, 1995 (File No. 1-6544).
         10(e)+            -- Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year
                              ended July 3, 1999 (File No. 1-6544).
         10(f)+            -- Amendments to Sysco Corporation 1991 Stock Option Plan
                              dated effective September 4, 1997, incorporated by
                              reference to Exhibit 10(f) to Form 10-K for the year
                              ended June 28, 1997 (File No. 1-6554).
         10(g)+            -- Amendments to Sysco Corporation 1991 Stock Option Plan
                              dated effective November 5, 1998, incorporated by
                              reference to Exhibit 10(g) to Form 10-K for the year
                              ended July 3, 1999 (File No. 1-6544).
         10(h)+            -- Sysco Corporation Amended and Restated Non-Employee
                              Directors Stock Option Plan, incorporated by reference to
                              Exhibit 10(g) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
         10(i)+            -- Amendment to the Amended and Restated Non-Employee
                              Directors Stock Option Plan dated effective November 5,
                              1998, incorporated by reference to Exhibit 10(i) to Form
                              10-K for the year ended July 3, 1999 (File No. 1-6544).
         10(j)+            -- Sysco Corporation Non-Employee Directors Stock Plan,
                              incorporated by reference to Appendix A of the 1998 Proxy
                              Statement (File No. 1-06544).
         10(k)             -- Amended and Restated Shareholder Rights Agreement,
                              incorporated by reference to Registration Statement on
                              Form 8-A/A, filed May 29, 1996 (File No. 1-06544).
         10(l)             -- Amendment to the Amended and Restated Shareholder Rights
                              Agreement dated as of May 20, 1996, incorporated by
                              reference to Exhibit 1 to Registration Statement on Form
                              8-A/A, filed July 16, 1999 (File No. 1-06544).
         10(m)+            -- Sysco Corporation Split Dollar Life Insurance Plan,
                              incorporated by reference to Exhibit 10(m) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
         10(n)+            -- Executive Compensation Adjustment Agreement -- Bill M.
                              Lindig, incorporated by reference to Exhibit 10(n) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
         10(o)+            -- Executive Compensation Adjustment Agreement -- Charles H.
                              Cotros, incorporated by reference to Exhibit 10(o) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
         10(p)+            -- First Amendment to Fifth Amended and Restated Sysco
                              Corporation Supplemental Executive Retirement Plan dated
                              effective June 29, 1997, incorporated by reference to
                              Exhibit 10(p) to Form 10-Q for the quarter ended January
                              1, 2000 (File No. 1-6544).
         10(q)+            -- First Amendment to Amended and Restated Sysco Corporation
                              Executive Deferred Compensation Plan dated effective June
                              29, 1997, incorporated by reference to Exhibit 10(q) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
         10(r)+            -- First Amendment to Sysco Corporation 1995 Management
                              Incentive Plan dated effective June 29, 1997,
                              incorporated by reference to Exhibit 10(r) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
         10(s)+            -- 2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000
                              (File No. 1-6544).
         10(t)+            -- 2000 Stock Incentive Plan, incorporated by reference to
                              Appendix B to Proxy Statement filed on September 25, 2000
                              (File No. 1-6544).
         21#               -- Subsidiaries of the Registrant
         23#               -- Independent Public Accountants' Consent
         27#               -- Financial Data Schedule

---------------

+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of
  Regulation S-K

# Filed Herewith