Form 10-Q
period 2000-09-30
SYSCO CORP
filed 2000-11-13
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes [X]   No [ ]

334,222,489 shares of common stock were outstanding as of October 27, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 1, 2000 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 2000 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 2000 Annual Report on Form 10-K.

         A review of the financial information herein has been made by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. A letter from Arthur Andersen LLP concerning their review is included as
         Exhibit 15(a).

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                 Sept. 30, 2000  July 1, 2000   Oct. 2, 1999
                                                 --------------  ------------   ------------
                                                  (Unaudited)      (Audited)     (Unaudited)
ASSETS

Current assets
  Cash                                             $  117,575     $  159,128     $  143,831
  Accounts and notes receivable, less
    allowances of $38,264, $27,628 and $29,567      1,595,725      1,519,038      1,450,881
  Inventories                                         997,143        937,899        910,746
  Deferred taxes                                       77,714         72,041         35,789
  Prepaid expenses                                     45,091         45,109         34,283
                                                   ----------     ----------     ----------
    Total current assets                            2,833,248      2,733,215      2,575,530

Plant and equipment at cost, less depreciation      1,362,632      1,344,693      1,245,926

Other assets

  Goodwill and intangibles, less amortization         502,997        503,039        402,364
  Other                                               232,633        233,008        175,170
                                                   ----------     ----------     ----------
    Total other assets                                735,630        736,047        577,534
                                                   ----------     ----------     ----------
Total assets                                       $4,931,510     $4,813,955     $4,398,990
                                                   ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                                    $   57,838     $   31,109     $  139,027
  Accounts payable                                  1,248,268      1,186,721      1,090,708
  Accrued expenses                                    519,839        527,233        390,271
  Accrued income taxes                                 90,699         17,914         33,407
  Current maturities of long-term debt                 19,166         19,958         19,773
                                                   ----------     ----------     ----------
    Total current liabilities                       1,935,810      1,782,935      1,673,186

Long-term debt                                        874,883      1,023,642      1,055,168
Deferred taxes                                        246,170        245,810        234,735

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none               --             --             --
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
        382,587,450 shares                            382,587        382,587        382,587
  Paid-in capital                                      88,066         76,967         35,221
  Retained earnings                                 2,436,209      2,332,238      2,096,731
                                                   ----------     ----------     ----------
                                                    2,906,862      2,791,792      2,514,539
  Less cost of treasury stock, 50,372,203,
    51,102,663 and 53,267,646 shares                1,032,215      1,030,224      1,078,638
                                                   ----------     ----------     ----------
  Total shareholders' equity                        1,874,647      1,761,568      1,435,901
                                                   ----------     ----------     ----------
Total liabilities and shareholders' equity         $4,931,510     $4,813,955     $4,398,990
                                                   ==========     ==========     ==========

Note: The July 1, 2000 balance sheet has been taken from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)

                                                 13 - Week Period Ended
                                            --------------------------------
                                            Sept. 30, 2000     Oct. 2, 1999
                                            --------------     -------------
Sales                                       $   5,360,174      $   4,657,034

Costs and expenses
  Cost of sales                                 4,322,784          3,793,200
  Operating expenses                              787,497            674,244
  Interest expense                                 17,401             17,944
  Other, net                                         (633)              (189)
                                            -------------      -------------
  Total costs and expenses                      5,127,049          4,485,199
                                            -------------      -------------
Earnings before income taxes                      233,125            171,835
Income taxes                                       89,170             66,156
                                            -------------      -------------
Earnings before cumulative effect
   of accounting change                           143,955            105,679
Cumulative effect of accounting change                 --             (8,041)
                                            -------------      -------------
Net earnings                                $     143,955      $      97,638
                                            =============      =============

Earnings before accounting change:
   Basic earnings per share                 $        0.43      $        0.32
                                            =============      =============
   Diluted earnings per share               $        0.43      $        0.32
                                            =============      =============

Cumulative effect of accounting change:
   Basic earnings per share                 $          --      $       (0.02)
                                            =============      =============
   Diluted earnings per share               $          --      $       (0.02)
                                            =============      =============

Net earnings:
   Basic earnings per share                 $        0.43      $        0.30
                                            =============      =============
   Diluted earnings per share               $        0.43      $        0.29
                                            =============      =============

Average shares outstanding                    332,025,934        328,925,219
                                            =============      =============

Diluted average shares outstanding            337,092,765        333,487,155
                                            =============      =============

Dividends paid per common share             $        0.12      $        0.10
                                            =============      =============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                13 - Week Period Ended
                                                             ----------------------------
                                                             Sept. 30, 2000  Oct. 2, 1999
                                                             --------------  ------------
Cash flows from operating activities:
  Net earnings                                                 $ 143,955      $  97,638
  Add non-cash items:
    Cumulative effect of accounting change                            --          8,041
    Depreciation and amortization                                 59,712         52,908
    Deferred tax benefit                                          (5,313)        (1,596)
    Provision for losses on accounts receivable                    8,195          5,979
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:
      (Increase) in receivables                                  (84,882)       (94,941)
      (Increase) in inventories                                  (59,244)       (45,907)
      Decrease (increase) in prepaid expenses                         18         (4,169)
      Increase in accounts payable                                61,547         62,435
      (Decrease) increase in accrued expenses                     (7,394)        13,159
      Increase in accrued income taxes                            72,785         31,747
      (Increase) in other assets                                  (3,134)       (29,459)
                                                               ---------      ---------
  Net cash provided by operating activities                      186,245         95,835
                                                               ---------      ---------
Cash flows from investing activities:
  Additions to plant and equipment                               (70,750)       (59,266)
  Proceeds from sales of plant and equipment                         473          5,391
  Acquisition of businesses, net of cash acquired                 (1,423)       (60,437)
                                                               ---------      ---------
  Net cash used for investing activities                         (71,700)      (114,312)
                                                               ---------      ---------
Cash flows from financing activities:
  Bank and commercial paper (repayments) borrowings             (121,504)       186,502
  Other debt (repayments)                                         (1,318)        (4,678)
  Common stock reissued from treasury                             35,545         21,115
  Treasury stock purchases                                       (28,837)      (156,959)
  Dividends paid                                                 (39,984)       (32,975)
                                                               ---------      ---------
  Net cash provided by (used for) financing activities          (156,098)        13,005
                                                               ---------      ---------
Net decrease in cash                                             (41,553)        (5,472)
Cash at beginning of period                                      159,128        149,303
                                                               ---------      ---------
Cash at end of period                                          $ 117,575      $ 143,831
                                                               =========      =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $  12,138      $  12,586
    Income taxes                                                  18,178         22,423

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         The liquidity and capital resources discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Fiscal 2000 Annual Report on Form 10-K remains applicable, other than as described below.

         In Fiscal 1992, the Company began a common stock repurchase program which continued into the first quarter of Fiscal 2000, resulting in the cumulative repurchase of 80,000,000 shares of common stock.

         The Board of Directors authorized the repurchase of an additional 8,000,000 shares in July 1999. Under this latest authorization, 4,899,600 shares were purchased through September 30, 2000, including 681,200 shares bought in the first quarter of Fiscal 2001. The increase in treasury stock purchases in the period ended September 30, 2000 primarily reflects shares repurchased for acquisitions. In November 2000, the Board authorized the repurchase of an additional 8,000,000 shares.

         As of September 30, 2000, SYSCO's borrowings under its commercial paper program were $99,637,000. Such borrowings were $255,248,000 as of October 28, 2000. During the 13-week period ended September 30, 2000, commercial paper and short-term bank borrowings ranged from approximately $157,631,000 to $291,977,000.

         Long-term debt to capitalization ratio was 31.8% at September 30, 2000, less than the 35% to 40% target ratio, due to strong cash flow from operations and relatively low share repurchases.

         Results of Operations

         Sales and cost of sales for the first quarter increased about 15.1% and 14.0%, respectively, over the same quarter of the prior year. Real sales growth for the quarter was 8.2%, after adjusting overall sales growth by 5.25% for acquisitions and 1.69% for food cost inflation primarily due to higher costs for fresh and frozen meat and paper and disposables.

         Operating expenses for the periods presented remained approximately the same as a percent of sales.

         Interest expense in the current period decreased over the prior period due to decreased borrowings.

         Income taxes for the periods presented reflect an effective rate of 38.25% this year compared to 38.5% last year.

         Pretax earnings and net earnings before the accounting change increased 35.7% and 36.2%, respectively, over the prior year. The increases were due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's territorial street customers and increasing sales of SYSCO brand products, both of which generate higher margins.

         Basic and diluted earnings per share before the accounting change increased 34.4% over the same period last year due to the factors discussed above.

         A reconciliation of basic and diluted earnings per share after the accounting change follows.

The following table sets forth the computation of basic and diluted earnings per share after the accounting change:

                                                       13 - Week Period Ended
                                                  ------------------------------
                                                  Sept. 30, 2000    Oct. 2, 1999
                                                  --------------    ------------
Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders         $143,955,000     $ 97,638,000
                                                   ============     ============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                          332,025,934      328,925,219

  Effect of dilutive securities:
   Employee and director stock options                5,066,831        4,561,936
                                                   ------------     ------------

  Denominator for diluted earnings per share --
   adjusted weighted-average shares and
   assumed conversions                              337,092,765      333,487,155
                                                   ============     ============

Basic earnings per share                           $       0.43     $       0.30
                                                   ============     ============

Diluted earnings per share                         $       0.43     $       0.29
                                                   ============     ============

         Acquisitions

         In July 1999, SYSCO acquired Newport Meat Co. Inc., a southern California based distributor of fresh aged beef and other meats, seafood and poultry products. In August 1999, the company acquired Doughtie's Foods, Inc., a food distributor located in Virginia, and bought substantially all of the assets of Buckhead Beef Company, Inc., a Georgia based distributor of custom-cut fresh steaks and other meats, seafood and poultry products. In November 1999, SYSCO acquired Malcolm Meats, an Ohio based distributor of custom-cut fresh steaks and other meat and poultry products. In January 2000, SYSCO acquired Watson Foodservice Inc., a broadline foodservice distributor located in Lubbock, Texas. In March 2000, SYSCO acquired FreshPoint Inc., a North America based distributor of produce.

         The transactions were accounted for using the purchase method of accounting and the accompanying financial statements for the 13 weeks ended September 30, 2000 include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate, on SYSCO's consolidated operating results or financial position from these transactions.

         The purchase price was allocated to the net assets acquired based on the estimated fair value at the date of acquisition. The balances included in the Consolidated Financial Position related to acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

         New Accounting Pronouncements

         In the first quarter of Fiscal 2001, SYSCO adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have a significant effect on SYSCO's consolidated results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations. At September 30, 2000, the Company had outstanding $99,637,000 of commercial paper at variable rates of interest with maturities through November 9, 2000. The Company's remaining long-term debt obligations of $775,246,000 were primarily at fixed rates of interest. Because a relatively small portion of the Company's long-term debt bears interest at variable rates, SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

         Forward-Looking Statements

         Statements made herein regarding continuation of the share repurchase program and SYSCO's market risks are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and are based on current expectations and management's estimates; actual results may differ materially. Share repurchases could be affected by market prices of the Company's stock as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors, such as interest rates. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice industry's relatively low profit margins and sensitivity to economic conditions, SYSCO's leverage and debt risks and other risks detailed in the Company's Fiscal 2000 Annual Report on Form 10-K.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

                  3(b) Bylaws, as amended May 12, 1999, incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

                  3(c) Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

                  3(d) Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

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

                  4(d) Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

                  4(e) First Supplemental Indenture, dated June 27, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996
                           (File No. 1-6544).

                  4(f) Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

                  4(g) Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

                  4(h) Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

                  4(i) Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to
                           Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

                  4(j) Agreement and Ninth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1999, incorporated by reference to
                           Exhibit 4(j) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

                  *10(a) Second Amendment dated as of May 10, 2000, to the Fifth Amended and Restated SYSCO Corporation Supplemental Executive Retirement Plan.

                  *10(b) Second Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Executive Deferred Compensation Plan.

                  *10(c) First Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Board of Directors Deferred Compensation Plan.

                  *10(d) First Amendment, dated September 1, 2000, to the Executive Compensation Adjustment Agreement between Sysco and Charles H. Cotros.

                  *15(a) Letter from Arthur Andersen LLP dated November 10, 2000, re: unaudited financial statements.

                  *15(b)   Acknowledgement letter from Arthur Andersen LLP.

                  *27      Financial Data Schedule

                ----------

                  * Filed herewith.


         (b)      Reports on Form 8-K:

                  On August 3, 2000, the Company filed a Form 8-K to attach a press release dated August 2, 2000 announcing results of operations for the fiscal year ended July 1, 2000 (File No. 1-6544).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SYSCO CORPORATION
                                              (Registrant)




                                             By  /s/ JOHN K. STUBBLEFIELD, JR.
                                                 -----------------------------
                                                 John K. Stubblefield, Jr.
                                                 Executive Vice President,
                                                 Finance & Administration


Date:  November 10, 2000

                                     INDEX TO EXHIBITS

              EXHIBIT
              NUMBER                           DESCRIPTION
              -------                          -----------
                  3(a)     Restated Certificate of Incorporation, incorporated
                           by reference to Exhibit 3(a) to Form 10-K for the
                           year ended June 28, 1997 (File No. 1-6544).

                  3(b) Bylaws, as amended May 12, 1999, incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

                  3(c)     Form of Amended Certificate of Designation,
                           Preferences and Rights of Series A Junior
                           Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

                  3(d)     Certificate of Amendment of Certificate of
                           Incorporation increasing authorized shares,
                           incorporated by reference to Exhibit 3(d) to Form 10-Q
                           for the quarter ended January 1, 2000 (File No. 1-6544).

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

                  4(d) Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National
                           Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

                  4(e)     First Supplemental Indenture, dated June 27, 1995,
                           between Sysco Corporation and First Union National
                           Bank of North Carolina, Trustee, as amended,
                           incorporated by reference to Exhibit 4(e) to Form
                           10-K for the year ended June 29, 1996 (File No. 1-6544).

                  4(f)     Second Supplemental Indenture, dated as of May 1,
                           1996, between Sysco Corporation and First Union
                           National Bank of North Carolina, Trustee, as amended,
                           incorporated by reference to Exhibit 4(f) to Form
                           10-K for the year ended June 29, 1996 (File No. 1-6544).

                  4(g)     Third Supplemental Indenture, dated as of April 25,
                           1997, between Sysco Corporation and First Union
                           National Bank of North Carolina, Trustee,
                           incorporated by reference to Exhibit 4(g) to Form
                           10-K for the year ended June 28, 1997 (File No. 1-6544).

                  4(h)     Fourth Supplemental Indenture, dated as of April 25,
                           1997, between Sysco Corporation and First Union
                           National Bank of North Carolina, Trustee,
                           incorporated by reference to Exhibit 4(h) to Form
                           10-K for the year ended June 28, 1997 (File No. 1-6544).

                  4(i)     Fifth Supplemental Indenture, dated as of July 27,
                           1998, between Sysco Corporation and First Union
                           National Bank, Trustee, incorporated by reference to
                           Exhibit 4(h) to Form 10-K for the year ended June
                           27, 1998 (File No. 1-6554).

                  4(j) Agreement and Ninth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1999, incorporated by reference to
                           Exhibit 4(j) to Form 10-Q for the quarter ended
                           January 1, 2000 (File No. 1-6544).

                  *10(a)   Second Amendment dated as of May 10, 2000, to the
                           Fifth Amended and Restated SYSCO Corporation
                           Supplemental Executive Retirement Plan.

                  *10(b) Second Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Executive Deferred
                           Compensation Plan.

                  *10(c) First Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Board of Directors
                           Deferred Compensation Plan.

                  *10(d)   First Amendment, dated September 1, 2000, to the
                           Executive Compensation Adjustment Agreement between
                           Sysco and Charles H. Cotros.

                  *15(a)   Letter from Arthur Andersen LLP dated November 10,
                           2000, re: unaudited financial statements.

                  *15(b)   Acknowledgement letter from Arthur Andersen LLP.

                  *27      Financial Data Schedule

                ----------

                  * Filed herewith.