Form 10-Q
period 2000-12-30
SYSCO CORP
filed 2001-02-12
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000

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

669,085,434 shares of common stock were outstanding as of January 26, 2001.

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements

         The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 1, 2000, consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 2000 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

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

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                    Dec. 30, 2000   July 1, 2000   Jan. 1, 2000
                                                    -------------   ------------   ------------
                                                     (Unaudited)     (Audited)     (Unaudited)
ASSETS
Current assets
  Cash                                                $  117,506     $  159,128     $   95,851
  Accounts and notes receivable, less
    allowances of $48,390, $27,628 and $38,903         1,567,018      1,519,038      1,444,083
  Inventories                                          1,021,084        937,899        961,846
  Deferred taxes                                          81,666         72,041         43,243
  Prepaid expenses                                        43,188         45,109         31,075
                                                      ----------     ----------     ----------
    Total current assets                               2,830,462      2,733,215      2,576,098

Plant and equipment at cost, less depreciation         1,404,459      1,344,693      1,265,320

Goodwill and intangibles, less amortization              518,574        503,039        403,621
Other assets                                             234,823        233,008        173,424
                                                      ----------     ----------     ----------
    Total other assets                                   753,397        736,047        577,045
                                                      ----------     ----------     ----------
Total assets                                          $4,988,318     $4,813,955     $4,418,463
                                                      ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                       $   26,116     $   31,109     $   13,273
  Accounts payable                                     1,197,479      1,186,721      1,060,440
  Accrued expenses                                       574,660        527,233        456,820
  Accrued income taxes                                    14,769         17,914          3,422
  Current maturities of long-term debt                    22,863         19,958         20,833
                                                      ----------     ----------     ----------
    Total current liabilities                          1,835,887      1,782,935      1,554,788

Long-term debt                                         1,069,355      1,023,642      1,132,976
Deferred taxes                                           243,496        245,810        229,247

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                  --             --             --
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
      765,174,900 shares and 382,587,450 shares          765,175        382,587        382,587
  Paid-in capital                                         16,261         76,967         35,255
  Retained earnings                                    2,242,270      2,332,238      2,165,683
                                                      ----------     ----------     ----------
                                                       3,023,706      2,791,792      2,583,525
  Less cost of treasury stock, 101,426,852,
    51,102,663 and 53,032,124 shares                   1,184,126      1,030,224      1,082,073
                                                      ----------     ----------     ----------
  Total shareholders' equity                           1,839,580      1,761,568      1,501,452
                                                      ----------     ----------     ----------
Total liabilities and shareholders' equity            $4,988,318     $4,813,955     $4,418,463
                                                      ==========     ==========     ==========

Note: The July 1, 2000 balance sheet has been taken from the audited financial statements at that date. Share information has been adjusted for the 2-for-1 stock split on December 15, 2000.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)

                                               26-Week Period Ended              13-Week Period Ended
                                          ------------------------------    ------------------------------
                                          Dec. 30, 2000    Jan. 1, 2000     Dec. 30, 2000    Jan. 1, 2000
                                          -------------    -------------    -------------    -------------
Sales                                     $  10,650,704    $   9,308,569    $   5,290,530    $   4,651,535

Costs and expenses
  Cost of sales                               8,573,771        7,565,198        4,250,987        3,771,998
  Operating expenses                          1,583,171        1,369,662          795,674          695,418
  Interest expense                               35,435           34,624           18,034           16,680
  Other, net                                       (587)           1,565               46            1,754
                                          -------------    -------------    -------------    -------------
Total costs and expenses                     10,191,790        8,971,049        5,064,741        4,485,850
                                          -------------    -------------    -------------    -------------

Earnings before income taxes                    458,914          337,520          225,789          165,685
Income taxes                                    175,535          129,945           86,364           63,789
                                          -------------    -------------    -------------    -------------
Earnings before cumulative
  effect of accounting change                   283,379          207,575          139,425          101,896
Cumulative effect of accounting
  change                                             --           (8,041)              --               --
Net earnings                              $     283,379    $     199,534    $     139,425    $     101,896
                                          =============    =============    =============    =============
Earnings before accounting change:
   Basic earnings per share               $        0.43    $        0.32    $        0.21    $        0.16
                                          =============    =============    =============    =============
   Diluted earnings per share             $        0.42    $        0.31    $        0.21    $        0.15
                                          =============    =============    =============    =============

Cumulative effect of accounting change:
   Basic earnings per share               $          --    $       (0.01)   $          --    $          --
                                          =============    =============    =============    =============
   Diluted earnings per share             $          --    $       (0.01)   $          --    $          --
                                          =============    =============    =============    =============

Net earnings:
   Basic earnings per share               $        0.43    $        0.30    $        0.21    $        0.16
                                          =============    =============    =============    =============
   Diluted earnings per share             $        0.42    $        0.30    $        0.21    $        0.15
                                          =============    =============    =============    =============

Average shares outstanding                  664,070,815      657,403,438      664,089,758      656,956,410
                                          =============    =============    =============    =============
Diluted shares outstanding                  675,428,912      667,372,268      675,760,002      667,088,036
                                          =============    =============    =============    =============

Dividends paid per common share           $        0.12    $        0.10    $        0.06    $        0.05
                                          =============    =============    =============    =============

Note: All share information has been adjusted for the 2-for-1 stock split on December 15, 2000.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                  26 - Week Period Ended
                                                               -----------------------------
                                                               Dec. 30, 2000    Jan. 1, 2000
                                                               -------------    ------------
Operating activities:
  Net earnings                                                   $ 283,379        $ 199,534
  Add non-cash items:
    Cumulative effect of accounting change                              --            8,041
    Depreciation and amortization                                  118,950          106,932
    Deferred tax (benefit)                                         (12,016)         (14,538)
    Provision for losses on accounts receivable                     16,472           13,052
  Additional investment in certain assets and liabilities,
    net of effect of businesses acquired:
      (Increase) in receivables                                    (57,345)         (93,478)
      (Increase) in inventories                                    (78,315)         (95,694)
      Decrease (increase) in prepaid expenses                        2,083             (961)
      Increase in accounts payable                                   4,713           31,037
      Increase in accrued expenses                                  45,960           79,605
      (Decrease) increase in accrued income taxes                   (3,145)           1,762
      (Increase) in other assets                                    (7,546)         (29,708)
                                                                 ---------        ---------
  Net cash provided by operating activities                        313,190          205,584
                                                                 ---------        ---------

Investing activities:
  Additions to plant and equipment                                (159,357)        (126,319)
  Sales and retirements of plant and equipment                       2,549            6,727
  Acquisition of businesses, net of cash acquired                   (4,136)         (69,218)
                                                                 ---------        ---------
  Net cash used for investing activities                          (160,944)        (188,810)
                                                                 ---------        ---------

Financing activities:
  Bank and commercial paper borrowings                              42,858          135,219
  Other debt (repayments)                                           (4,475)            (281)
  Common stock reissued from treasury                               47,410           31,277
  Treasury stock purchases                                        (199,615)        (170,522)
  Dividends paid                                                   (80,046)         (65,919)
                                                                 ---------        ---------
  Net cash used for financing activities                          (193,868)         (70,226)
                                                                 ---------        ---------
Net (decrease) in cash                                             (41,622)         (53,452)
Cash at beginning of period                                        159,128          149,303
                                                                 ---------        ---------
Cash at end of period                                            $ 117,506        $  95,851
                                                                 =========        =========

Supplemental disclosures of cash flow information:
Cash paid during the
  period for:
    Interest                                                     $  35,432        $  34,556
    Income taxes                                                   187,977          129,051

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Liquidity and Capital Resources

        The liquidity and capital resources discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Fiscal 2000 Annual Report on Form 10-K remains applicable, other than the items described below. All share information has been adjusted for the 2-for-1 stock split on December 15, 2000, as applicable.

        In Fiscal 1992, the Company began a common stock repurchase program which continued into the second quarter of Fiscal 2000, resulting in the cumulative repurchase of 160,000,000 shares of common stock.

        The Board of Directors authorized the repurchase of an additional 16,000,000 shares in July 1999. Under this authorization, 16,000,000 shares were purchased through December 30, 2000, including 7,563,200 shares bought in the first two quarters of Fiscal 2001. The increase in treasury stock purchases in the period ended December 30, 2000 primarily reflects shares repurchased for acquisitions. In November 2000, the Board authorized the repurchase of an additional 16,000,000 shares.

        As of December 30, 2000, SYSCO's borrowings under its commercial paper program were $298,058,000. Such borrowings were $373,371,000 as of January 27, 2001. During the 26-week period ended December 30, 2000, commercial paper and short-term bank borrowings ranged from approximately $157,631,000 to approximately $395,745,000.

        Long-term debt to capitalization ratio was 36.8% at December 30, 2000, within the Company's 35% to 40% targeted ratio. The long-term debt-to-capitalization ratio may from time to time exceed the target range in order to take advantage of acquisition and internal growth opportunities. The ratio may also fall below the target range due to strong cash flow from operations and relatively low share repurchases.

        On November 28, 2000, the Company filed with the Securities and Exchange Commission a shelf registration covering 15,000,000 shares of common stock to be issued from time to time in connection with acquisitions.

        No shares can be issued in connection with additional acquisitions under the Company's shelf registration filed on February 10, 2000.

        Results of Operations

        Sales increased 14.4% during the 26 weeks and 13.7% in the second quarter of Fiscal 2001 over comparable periods of the prior year. Cost of sales also increased 13.3% during the 26 weeks and 12.7% in the second quarter of Fiscal 2001. Real sales growth for the 26 weeks of Fiscal 2001 was 7.9% after eliminating the effects of 4.9% due to acquisitions and a 1.6% inflation in food costs, due primarily to higher costs for fresh and frozen meat and paper and disposables. Real sales growth for the quarter was 7.6% after adjusting for a 4.6% increase due to acquisitions and 1.5% for food cost inflation primarily due to higher costs for paper and disposables and produce.

        Operating expenses for the periods presented remained approximately the same as a percent of sales.

        Interest expense in Fiscal 2000 included interest income in the amount of $3,000,000 related to a Federal income tax refund on an amended return. After adjusting for this refund, interest expense in the current Fiscal 2001 periods decreased from the prior periods, primarily due to decreased borrowings.

        Income taxes for the periods presented reflect an effective rate of 38.25% this year compared to 38.5% last year.

        Pretax earnings and net earnings for the 26 weeks, before the accounting change, increased 36.0% and 36.5%, respectively, over the prior year. Pretax earnings and net earnings for the 13 weeks increased 36.3% and 36.8%, respectively, over the prior year. The increases were due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's territorial street customers and increasing sales of SYSCO brand products, both of which generate higher margins.

        Basic and diluted earnings per share increased 34.4% and 35.5%, respectively, for the 26 weeks, before the accounting change, and 31.3% and 40.0%, respectively, for the quarter. The increases were caused by the factors discussed above.

The following table sets forth the computation of basic and diluted net earnings per share:

                                                     26-Week Period Ended          13-Week Period Ended
                                                 ----------------------------   ---------------------------
                                                 Dec. 30, 2000   Jan. 1, 2000   Dec. 30, 2000  Jan. 1, 2000
                                                 -------------   ------------   -------------  ------------
Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders        $283,379,000   $199,534,000   $139,425,000   $101,896,000
                                                  ============   ============   ============   ============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                         664,070,815    657,403,438    664,089,758    656,956,410

  Effect of dilutive securities:
   Employee and director stock options              11,358,097      9,968,830     11,670,244     10,131,626
                                                  ------------   ------------   ------------   ------------
  Denominator for diluted earnings per share --
   adjusted for weighted-average shares            675,428,912    667,372,268    675,760,002    667,088,036
                                                  ============   ============   ============   ============

Basic earnings per share                          $       0.43   $       0.30   $       0.21   $       0.16
                                                  ============   ============   ============   ============

Diluted earnings per share                        $       0.42   $       0.30   $       0.21   $       0.15
                                                  ============   ============   ============   ============

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

        In December 2000, SYSCO acquired North Douglas Distributors, Ltd., a broadline foodservice distributor operating on Vancouver Island, British Columbia and Albert M. Briggs Company, a specialty meat distributor in Washington, D.C.

        The transactions were accounted for using the purchase method of accounting and the accompanying financial statements for the 13 weeks and 26 weeks ended December 30, 2000 and January 1, 2000 include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate, on SYSCO's consolidated operating results or financial position from these transactions.

        The purchase price was allocated to the net assets acquired based on the estimated fair value at the date of acquisition. The balances included in the Consolidated Balance Sheets related to acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.


        Subsequent Events

        On January 16, 2001, SYSCO acquired certain operations of the Freedman Companies, a specialty meat supplier based in Houston, Texas.

        On January 22, 2001, SYSCO entered into a definitive merger agreement and plan of reorganization pursuant to which SYSCO will acquire Guest Supply, Inc., through an exchange offer followed by a merger. Guest Supply is a specialty distributor to the lodging industry headquartered in Monmouth Junction, New Jersey.

        New Accounting Pronouncements

        In the first quarter of Fiscal 2001, SYSCO adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have a significant effect on SYSCO's consolidated results of operations or financial position.

        In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SYSCO is required to and will adopt SAB 101 in the fourth quarter of fiscal 2001 and believes that adoption will not have a significant effect on its consolidated results of operations or financial position.

        In September 2000, the FASB issued its final consensus on Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). SYSCO is required to and will adopt EITF 00-10 in the fourth quarter of Fiscal 2001 and believes that adoption will not have a significant effect on SYSCO's consolidated results of operations or financial position.



Item 3. Quantitative and Qualitative Disclosures about Market Risks

        SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations. At December 30, 2000 the Company had outstanding $298,058,000 of commercial paper at variable rates of interest with maturities through March 14, 2001. The Company's remaining long-term debt obligations of $771,297,000 were primarily at fixed rates of interest. Because a relatively small portion of the Company's long-term debt bears interest at variable rates, SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

      Forward-Looking Statements

        Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program, market risks, the impact of ongoing legal proceedings, anticipated capital expenditures, and SYSCO's ability to meet cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions; SYSCO's leverage and debt risks; the ultimate outcome of litigation, and internal factors such as the ability to control expenses. In addition, share repurchases could be affected by market prices for the Company's securities as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors such as interest rates. For a discussion of additional factors that could cause actual results to differ from those contained in the forward-looking statements, see SYSCO's Form 10-K for the fiscal year ended July 1, 2000 filed with the Securities and Exchange Commission.


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

Item 2. Changes in Securities and Use of Proceeds.

        On December 7, 2000, in connection with the acquisition by merger of North Douglas Distributors, Ltd. ("North Douglas"), a subsidiary of SYSCO issued 376,520 Dividend Access Shares to the former owners of North Douglas. Each Dividend Access Share is convertible at any time into one share of SYSCO common stock. The right to convert will expire on December 7, 2010.

        During the 26 weeks ended December 30, 2000, in connection with certain acquisitions completed during the fiscal year ended July 1, 2000, and pursuant to certain escrow or earnout arrangements, the Company issued the following unregistered, restricted shares to the former owners of the following companies:

                   Newport Meat Co., Inc.         32,011 shares
                   Buckhead Beef Company, Inc.    32,225 shares
                   Malcolm Meats                  11,765 shares

        The shares were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on November 3, 2000 ("2000 Annual Meeting"). At the 2000 Annual Meeting the following persons were elected to serve as directors of the Company for three-year terms: Charles H. Cotros, Jonathan Golden, Thomas E. Lankford and Richard J. Schnieders.

        The terms of the following persons as directors of the Company continued after the 2000 Annual Meeting: John W. Anderson, Gordon M. Bethune, Colin T. Campbell, Judith B. Craven, M.D., Frank A. Godchaux III, Richard G. Merrill, Frank H. Richardson, Phyllis S. Sewell and John F. Woodhouse. Mr. Bethune subsequently resigned on November 8, 2000.

        At the 2000 Annual Meeting, the stockholders voted upon the directors as noted above and on:

            (a) Approval of the SYSCO Corporation 2000 Management Incentive
                Plan; and
            (b) Approval of the SYSCO Corporation 2000 Stock Incentive Plan.

The results of such votes were as follows:

                                                                   NUMBER OF VOTES CAST
                                            -------------------------------------------------------------------
                                                                Against/                              Broker
    Matter Voted Upon                          For              Withheld         Abstained           Non-Votes
    -----------------                       -----------         ---------        ---------           ----------
Election as Director:
Charles H. Cotros                           267,592,309         2,640,808           N/A                  N/A
Jonathan Golden                             265,870,273         4,362,843           N/A                  N/A
Thomas E. Lankford                          267,393,202         2,839,915           N/A                  N/A
Richard J. Schnieders                       267,619,845         2,613,271           N/A                  N/A

Approval of 2000 Management
Incentive Plan                              221,924,679        13,172,643        1,688,369           33,357,263

Approval of the 2000 Stock
Incentive Plan                              170,051,541        65,075,580        1,653,172           33,362,661

Item 5. Other Information

        None

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

            3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

            3(b) Bylaws, as amended May 12, 1999, incorporated by reference to
                 Exhibit 3(b) to 3(b) Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

            3(c) Form of Amended Certificate of Designation, Preferences and
                 Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

            3(d) Certificate of Amendment of Certificate of Incorporation
                 increasing authorized shares, incorporated by reference to
                 Exhibit 3(d) to Form10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

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

            4(i) Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

            4(j) Agreement and Ninth Amendment to Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1999, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

            *15(a) Letter from Arthur Andersen LLP dated February 9, 2001, re: unaudited financial statements.

            *15(b) Acknowledgement letter from Arthur Andersen LLP.

            ------------
            * Filed herewith.

(b) Reports on Form 8-K:

    On October 20, 2000, the Company filed a Form 8-K to attach a press release dated October 18, 2000 announcing results of operations for the 13 weeks ended September 30, 2000. (File No. 1-6544).

    On October 26, 2000, the Company filed a Form 8-K to update the description of its capital stock. (File No. 1-6544).

    On November 6, 2000, the Company filed a Form 8-K to attach a press release dated November 3, 2000 announcing a two-for-one stock split, an increase in the quarterly cash dividend and approval of the repurchase of 16 million shares of the Company's stock. (File No. 1-6544).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SYSCO CORPORATION
                                           (Registrant)



                                           By
                                             -----------------------------------
                                               John K. Stubblefield, Jr.
                                               Executive Vice President,
                                               Finance and Administration


Date: February 9, 2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SYSCO CORPORATION
                                           (Registrant)



                                           By /s/ JOHN K. STUBBLEFIELD, JR.
                                              ----------------------------------
                                                John K. Stubblefield, Jr.
                                                Executive Vice President,
                                                Finance and Administration


Date: February 9, 2001

                                  EXHIBIT INDEX


            NO.                      DESCRIPTION
            ---                      -----------
            3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

            3(b) Bylaws, as amended May 12, 1999, incorporated by reference to
                 Exhibit 3(b) 3(b) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

            3(c) Form of Amended Certificate of Designation, Preferences and
                 Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

            3(d) Certificate of Amendment of Certificate of Incorporation
                 increasing authorized shares, incorporated by reference to
                 Exhibit 3(d) to Form10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

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

            4(i) Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

            4(j) Agreement and Ninth Amendment to Competitive Advance and
                 Revolving Credit Facility Agreement dated as of December 1, 1999, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

            *15(a) Letter from Arthur Andersen LLP dated February 9, 2001, re: unaudited financial statements.

            *15(b) Acknowledgement letter from Arthur Andersen LLP.

            ------------
            * Filed herewith.