Form 10-K/A
period 2000-07-01
SYSCO CORP
filed 2001-05-15
CIK 96021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



     We are filing this amendment to Form 10-K to include in Items 1, 7 and 8 disclosure about operating segments pursuant to Statement of Financial Accounting Standards No. 131.

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


OPERATING SEGMENTS



     As of July 1, 2000, we serviced our customers through 101 operating companies, each of which generally represents a separate operating segment. We have aggregated these operating companies into four operating segments based upon the economic characteristics of each operating company. See Summary of Accounting Policies in Item 8 of this report for financial information about these segments.



     - Broadline -- These companies distribute a full range of food products and a wide variety of non-food products to both traditional and chain restaurant customers.



     - SYGMA -- These companies distribute a full range of food products and a wide variety of non-food products to some of our chain restaurant customer locations.



     - Produce -- These companies distribute fresh produce and, on a limited basis, other foodservice products.



     - Meat -- These companies distribute custom-cut fresh steaks, and other meat, seafood and poultry products.


CUSTOMERS AND PRODUCTS


     The foodservice industry consists of two major customer types -- "traditional" and "chain restaurant." Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO's chain restaurant customers include regional pizza and national hamburger, chicken and steak chain operations.

     Services to the company's traditional foodservice and chain restaurant customers are supported by similar physical facilities, vehicles, materials handling equipment and techniques, and administrative and operating staffs.



     The traditional foodservice industry includes businesses and organizations which prepare and serve food to be eaten away from home. Products distributed by the company include a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts, and a full line of canned and dry goods, fresh meats, imported specialties and fresh produce. The company also supplies a wide variety of nonfood items, including paper products such as disposable napkins, plates and cups; tableware such as china and silverware; restaurant and kitchen equipment and supplies; medical and surgical supplies; and cleaning supplies. SYSCO distributes both nationally-branded merchandise and products packaged under its own private brands.



     The company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the traditional customer of the foodservice industry. SYSCO offers daily delivery to certain customer locations and has the capability of delivering special orders on short notice. Through its more than 11,450 sales, marketing and service representatives, the company keeps informed of the needs of its customers and acquaints them with new products. SYSCO also provides ancillary services relating to its foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control.


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

                                    PART II


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



OPERATING RESULTS


SALES


                                                                         1999
                                                           2000       (53 WEEKS)       1998
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
Broadline.............................................  $16,643,578   $15,420,858   $13,935,672
SYGMA.................................................    2,154,043     2,001,957     1,391,864
Other.................................................      534,750            --            --
Intersegment sales....................................      (29,103)           --            --
                                                        -----------   -----------   -----------
Total.................................................  $19,303,268   $17,422,815   $15,327,536
                                                        ===========   ===========   ===========



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


BROADLINE SEGMENT



     Broadline segment sales increased by 7.9% in fiscal 2000 as compared to fiscal 1999 and by 10.7% in fiscal 1999 as compared to fiscal 1998. The fiscal 2000 and 1999 sales growth was affected primarily by growth in existing operating company sales. Broadline segment sales as a percentage of total SYSCO sales decreased from 88.5% in fiscal 1999 to 86.2% in fiscal 2000, and from 90.9% in fiscal 1998 to 88.5% in fiscal 1999. The decrease in fiscal 2000 was due primarily to acquisitions of specialty meat and produce companies in the Other segments. The decrease in fiscal 1999 was due primarily to the addition of the Wendy's business in the SYGMA segment.



     Pretax earnings for the Broadline segment increased by 20.2% in fiscal 2000 as compared to fiscal 1999 and by 13.7% in fiscal 1999 as compared to fiscal 1998. The increase in pretax earnings for fiscal 2000 was driven by increased sales to marketing associate-served customers as well as increases in sales of SYSCO brand products. Completion of the installation of SYSCO Uniform Systems in the second quarter of fiscal 2000 has also impacted pretax earnings with increased efficiencies and productivity.



SYGMA SEGMENT



     SYGMA segment sales increased by 7.6% in fiscal 2000 as compared to fiscal 1999 and by 43.8% in fiscal 1999 as compared to fiscal 1998. The fiscal 2000 and 1999 sales growth was affected by the factors listed above as well as the addition of the Wendy's business in fiscal 1999. SYGMA segment sales as a percentage of total SYSCO sales decreased from 11.5% in fiscal 1999 to 11.2% in fiscal 2000, and increased from 9.1% in fiscal 1998 to 11.5% in fiscal 1999. The decrease in fiscal 2000 was due primarily to acquisitions of specialty meat and produce companies in the Other segments. The increase in fiscal 1999 was due to the addition of the Wendy's business. Pretax earnings for the segment decreased by 58.8% in fiscal 2000 as compared to fiscal 1999, and 8.1% in fiscal 1999 as compared to fiscal 1998. The decrease in pretax earnings in fiscal 2000 was due primarily to an $8.3 million charge incurred in connection with the closing of a SYGMA facility. The decrease in pretax earnings in fiscal 1999 was due primarily to costs incurred in connection with the addition of the Wendy's business.



OTHER SEGMENTS



     Increases in sales and pretax earnings for the Other segments were due primarily to the timing of acquisitions made during the periods presented.



NEW ACCOUNTING STANDARDS



     In fiscal 1998, SYSCO adopted SFAS No. 130, "Reporting Comprehensive Income." The adoption of this standard did not have an effect on SYSCO's reported net earnings as SYSCO has no components of other comprehensive income under the statement.



     In fiscal 1999, SYSCO adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." Adoption of this standard had no effect on SYSCO's consolidated results of operations or financial position, but revises the disclosure requirements for segment reporting.



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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Financial Statements:
  Report of Management on Internal Accounting Controls......   13
  Report of Independent Public Accountants..................   14
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   15
  Consolidated Results of Operations........................   16
  Consolidated Shareholders' Equity.........................   17
  Consolidated Cash Flows...................................   18
  Summary of Accounting Policies............................   19
  Additional Financial Information..........................   21
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


     In fiscal 1999, SYSCO adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of this standard had no effect on SYSCO's consolidated results of operations or financial position, but revises the disclosure requirements for segment reporting.


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


BUSINESS SEGMENT INFORMATION



     The Company, through its 101 operating companies, provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Each of our operating companies generally represents a separate operating segment. Under the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has aggregated its operating companies into four segments based upon the economic characteristics of each operating company, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the Company's two other segments, including the Company's specialty produce and meat segments. The Company's Canadian operations are insignificant for geographical disclosure purposes.

     The accounting policies for the segments are the same as those disclosed by the Company. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that eliminate upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company.





                                                              YEAR ENDED
                                                ---------------------------------------
                                                  JULY 1,       JULY 3,      JUNE 27,
                                                   2000          1999          1998
                                                -----------   -----------   -----------
Sales (in thousands):
  Broadline...................................  $16,643,578   $15,420,858   $13,935,672
  SYGMA.......................................    2,154,043     2,001,957     1,391,864
  Other.......................................      534,750            --            --
  Intersegment sales..........................      (29,103)           --            --
                                                -----------   -----------   -----------
          Total...............................  $19,303,268   $17,422,815   $15,327,536
                                                ===========   ===========   ===========






                                                                 YEAR ENDED
                                                       ------------------------------
                                                       JULY 1,    JULY 3,    JUNE 27,
                                                         2000       1999       1998
                                                       --------   --------   --------
Earnings before income taxes and cumulative effect of
accounting change (in thousands):
  Broadline..........................................  $800,524   $666,031   $585,940
  SYGMA..............................................     5,182     12,567     13,673
  Other..............................................    21,717         --         --
                                                       --------   --------   --------
  Total segments ....................................   827,423    678,598    599,613
  Unallocated corporate expenses.....................   (89,815)   (84,711)   (67,120)
                                                       --------   --------   --------
          Total......................................  $737,608   $593,887   $532,493
                                                       ========   ========   ========






                                                                 YEAR ENDED
                                                       ------------------------------
                                                       JULY 1,    JULY 3,    JUNE 27,
                                                         2000       1999       1998
                                                       --------   --------   --------
Depreciation and Amortization (in thousands):
  Broadline..........................................  $180,256   $172,312   $157,268
  SYGMA..............................................    13,987     14,730      9,090
  Other..............................................     2,577         --         --
                                                       --------   --------   --------
  Total segments.....................................   196,820    187,042    166,358
  Corporate..........................................    23,841     17,963     14,876
                                                       --------   --------   --------
          Total......................................  $220,661   $205,005   $181,234
                                                       ========   ========   ========

                                                                 YEAR ENDED
                                                       ------------------------------
                                                       JULY 1,    JULY 3,    JUNE 27,
                                                         2000       1999       1998
                                                       --------   --------   --------
Capital Expenditures (in thousands):
  Broadline..........................................  $227,834   $255,125   $229,106
  SYGMA..............................................    21,061     41,600     11,942
  Other..............................................     7,583         --         --
                                                       --------   --------   --------
  Total segments.....................................   256,478    296,725    241,048
  Corporate..........................................     9,935    (10,038)    18,305
                                                       --------   --------   --------
          Total......................................  $266,413   $286,687   $259,353
                                                       ========   ========   ========



                                                    JULY 1,      JULY 3,      JUNE 27,
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Assets (in thousands):
  Broadline......................................  $3,302,796   $3,149,670   $2,931,415
  SYGMA..........................................     180,811      150,516      109,392
  Other..........................................     238,761           --           --
                                                   ----------   ----------   ----------
  Total segments.................................   3,722,368    3,300,186    3,040,807
  Corporate......................................   1,091,587      796,396      739,382
                                                   ----------   ----------   ----------
          Total..................................  $4,813,955   $4,096,582   $3,780,189
                                                   ==========   ==========   ==========



     The sales mix for the principal product categories during the three years ended July 1, 2000 is as follows (in thousands):



                                                              YEAR ENDED
                                                ---------------------------------------
                                                  JULY 1,       JULY 3,      JUNE 27,
                                                   2000          1999          1998
                                                -----------   -----------   -----------
Medical supplies..............................  $   161,146   $   135,978   $   124,964
Dairy products................................    1,734,472     1,736,234     1,400,411
Fresh and frozen meats........................    3,311,323     2,638,032     2,338,705
Seafood.......................................    1,216,421     1,041,400       897,148
Poultry.......................................    1,968,632     1,825,018     1,520,024
Frozen fruits, vegetables, bakery and other...    2,686,012     2,503,206     2,233,233
Canned and dry products.......................    3,998,358     3,842,238     3,524,764
Paper and disposable..........................    1,473,905     1,304,563     1,128,568
Janitorial products...........................      325,513       300,682       269,996
Equipment and smallwares......................      469,419       461,596       439,428
Fresh produce.................................    1,341,613     1,066,432       939,785
Beverage products.............................      616,454       567,436       510,510
                                                -----------   -----------   -----------
          Total...............................  $19,303,268   $17,422,815   $15,327,536
                                                ===========   ===========   ===========

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K/A:



          1. All financial statements. See index to Consolidated Financial Statements on page 12 of this Form 10-K/A.



          2. Financial Statement Schedule. See page 12 of this Form 10-K/A.


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

         10(p)+            -- First Amendment to Fifth Amended and Restated Sysco
                              Corporation Supplemental Executive Retirement Plan dated
                              effective June 29, 1997, incorporated by reference to
                              Exhibit 10(p) to Form 10-Q for the quarter ended January
                              1, 2000 (File No. 1-6544).
         10(q)+            -- First Amendment to Amended and Restated Sysco Corporation
                              Executive Deferred Compensation Plan dated effective June
                              29, 1997, incorporated by reference to Exhibit 10(q) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
         10(r)+            -- First Amendment to Sysco Corporation 1995 Management
                              Incentive Plan dated effective June 29, 1997,
                              incorporated by reference to Exhibit 10(r) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
         10(s)+            -- 2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000
                              (File No. 1-6544).
         10(t)+            -- 2000 Stock Incentive Plan, incorporated by reference to
                              Appendix B to Proxy Statement filed on September 25, 2000
                              (File No. 1-6544).
         21                -- Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to Form 10-K for the fiscal year ended July
                              1, 2000 filed on September 27, 2000.
         23#               -- Independent Public Accountants' Consent
         27                -- Financial Data Schedule, incorporated by reference to
                              Exhibit 27 to Form 10-K for the fiscal year ended July 1,
                              2000 filed on September 27, 2000.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2001.


                                            SYSCO CORPORATION


                                            By:/s/ JOHN K. STUBBLEFIELD, JR.

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
         10(r)+            -- First Amendment to Sysco Corporation 1995 Management
                              Incentive Plan dated effective June 29, 1997,
                              incorporated by reference to Exhibit 10(r) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
         10(s)+            -- 2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000
                              (File No. 1-6544).
         10(t)+            -- 2000 Stock Incentive Plan, incorporated by reference to
                              Appendix B to Proxy Statement filed on September 25, 2000
                              (File No. 1-6544).
         21                -- Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to Form 10-K for the fiscal year ended July
                              1, 2000 filed on September 27, 2000.
         23#               -- Independent Public Accountants' Consent
         27                -- Financial Data Schedule, incorporated by reference to
                              Exhibit 27 to Form 10-K for the fiscal year ended July 1,
                              2000 filed on September 27, 2000.


---------------

 + Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of
   Regulation S-K

# Filed Herewith