Form 10-Q/A
period 2000-09-30
SYSCO CORP
filed 2001-05-15
CIK 96021

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


================================================================================

                                EXPLANATORY NOTE

We are filing this amendment to Form 10-Q to include in Item 2 disclosure about operating segments pursuant to Statement of Financial Accounting Standards No. 131.

================================================================================

                         PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources


         The liquidity and capital resources discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Fiscal 2000 Annual Report on Form 10-K remains applicable, other than as described below, and should be read in conjunction with the following discussion.



         In Fiscal 1992, the Company began a common stock repurchase program which continued into the first quarter of Fiscal 2000, resulting in the cumulative repurchase of approximately 80,000,000 shares of common stock.


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

         Results of Operations


         Sales and cost of sales for the first quarter increased approximately 15.1% and 14.0%, respectively, over the same quarter of the prior year. Real sales growth for the quarter was 8.2%, after adjusting overall sales growth by 5.25% for acquisitions and 1.69% for food cost inflation primarily due to higher costs for fresh and frozen meat and paper and disposables.


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
                                                   ============     ============

                                                                               4
         Business Segment Information

         The Company, through its 101 operating companies, provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Each of our operating companies generally represents a separate operating segment. Under the provisions of SFAS No. 131 "disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has aggregated its operating companies into four segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the Company's two other segments, including the Company's specialty produce and meat segments. The Company's Canadian operations are insignificant for geographical disclosure purposes.

         The accounting policies for the segments are the same as those disclosed in the Company's Fiscal 2000 Annual Report on Form 10-K. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that eliminate upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company.



                                                        13 Weeks Ended
                                                ------------------------------
                                                Sept. 30, 2000    Oct. 2, 1999
                                                --------------    ------------
         Sales (in thousands, unaudited):
           Broadline                            $   4,512,248     $   4,085,863
           SYGMA                                      600,246           533,192
           Other                                      266,550            39,670
           Intersegment sales                         (18,870)           (1,691)
                                                -------------     -------------
           Total                                $   5,360,174     $   4,657,034
                                                =============     =============



                                                        13 Weeks Ended
                                                ------------------------------
                                                Sept. 30, 2000    Oct. 2, 1999
                                                --------------    ------------
         Earnings before income taxes and
         cumulative effect of accounting
         change (in thousands, unaudited):
           Broadline                            $     247,052     $     190,224
           SYGMA                                        3,891             1,679
           Other                                        5,770             1,904
                                                -------------     -------------
           Total segments                             256,713           193,807
           Unallocated corporate expenses             (23,588)          (21,972)
                                                -------------     -------------
           Total                                $     233,125     $     171,835
                                                =============     =============




                                Sept. 30, 2000      July 1, 2000    Oct. 2, 1999
                                --------------      ------------    ------------
                                 (Unaudited)         (Audited)      (Unaudited)
Assets (in thousands):
  Broadline                     $   3,442,040       $  3,302,796    $  3,228,344
  SYGMA                               150,348            180,811         166,575
  Other                               284,221            238,761          40,087
                                -------------       ------------    ------------
  Total segments                    3,876,609          3,722,368       3,435,006
  Corporate                         1,054,901          1,091,587         963,984
                                -------------       ------------    ------------
  Total                         $   4,931,510       $  4,813,955    $  4,398,990
                                =============       ============    ============


Broadline Segment

     Broadline segment sales increased by 10.4% for the thirteen weeks ended September 30, 2000, as compared to the thirteen weeks ended October 2, 1999. This increase was due primarily to increased sales to marketing associate-served and multi-unit customers as well as increased sales of SYSCO brand products. Broadline segment sales as a percentage of total SYSCO sales decreased from 88% for the thirteen weeks ended October 2, 1999 to 84% for the thirteen weeks ended September 30, 2000. This decrease is due primarily to acquisitions of produce and specialty meat companies.



     Pretax earnings for the Broadline segment increased by 29.9% for the thirteen weeks ended September 30, 2000 as compared to the thirteen weeks ended October 2, 1999. The increase in pretax earnings was primarily a result of increases in sales described above and sales of SYSCO brand products, both of which generate higher margins.


SYGMA Segment

     SYGMA segment sales increased by 12.6% for the thirteen weeks ended September 30, 2000, as compared to the thirteen weeks ended October 2, 1999. This increase was due primarily to sales growth in SYGMA's existing customer base. SYGMA segment sales as a percentage of total SYSCO sales decreased from 11.4% for the thirteen weeks ended October 2, 1999 to 11.2% for the thirteen weeks ended September 30, 2000.


     Pretax earnings for the SYGMA segment increased by 231.7% for the thirteen weeks ended September 30, 2000, as compared to the thirteen weeks ended October 2, 1999. The increase in pretax earnings was primarily a result of operating efficiencies and improved labor costs realized.


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

         In September 2000, the FASB issued its final consensus on Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). SYSCO is required to and will adopt EITF 00-10 in the fourth quarter of Fiscal 2001 and believes that adoption will have no effect on its consolidated results of operations or financial position.

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

                  10(a) Second Amendment dated as of May 10, 2000, to the Fifth Amended and Restated SYSCO Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000.

                  10(b) Second Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Executive Deferred Compensation Plan, incorporated by reference to
                           Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000.

                  10(c) First Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000.

                  10(d) First Amendment, dated September 1, 2000, to the Executive Compensation Adjustment Agreement between Sysco and Charles H. Cotros, incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000.

                  15(a) Letter from Arthur Andersen LLP dated November 10, 2000, re: unaudited financial statements, incorporated by reference to Exhibit 15(a) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000.

                 *15(b)    Acknowledgement letter from Arthur Andersen LLP.

                  27       Financial Data Schedule, incorporated by reference to
                           Exhibit 27 to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000.


                ----------

                  * Filed herewith.


         (b)      Reports on Form 8-K:

                  On August 3, 2000, the Company filed a Form 8-K to attach a press release dated August 2, 2000 announcing results of operations for the fiscal year ended July 1, 2000 (File No. 1-6544).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


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




Date:  May 14, 2001

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

                  10(a)    Second Amendment dated as of May 10, 2000, to the
                           Fifth Amended and Restated SYSCO Corporation
                           Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000.

                  10(b) Second Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Executive Deferred
                           Compensation Plan, incorporated by reference to
                           Exhibit 10(b) to Form 10-Q for the quarter ended
                           September 30, 2000 filed on November 13, 2000.

                  10(c) First Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Board of Directors
                           Deferred Compensation Plan, incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended
                           September 30, 2000 filed on November 13, 2000.

                  10(d)    First Amendment, dated September 1, 2000, to the
                           Executive Compensation Adjustment Agreement between
                           Sysco and Charles H. Cotros, incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000.

                  15(a)    Letter from Arthur Andersen LLP dated November 10,
                           2000, re: unaudited financial statements, incorporated by reference to Exhibit 15(a) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000.

                 *15(b)    Acknowledgement letter from Arthur Andersen LLP.

                  27       Financial Data Schedule, incorporated by reference to
                           Exhibit 27 to Form 10-Q for the quarter ended
                           September 30, 2000 filed on November 13, 2000.


                ----------

                  * Filed herewith.