Form 10-Q/A
period 2000-12-30
SYSCO CORP
filed 2001-05-15
CIK 96021

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

                                     Part I




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Liquidity and Capital Resources


        The liquidity and capital resources discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Fiscal 2000 Annual Report on Form 10-K remains applicable, other than the items described below, and should be read in conjunction within the following discussion. All share information has been adjusted for the 2-for-1 stock split on December 15, 2000, as applicable.



        In Fiscal 1992, the Company began a common stock repurchase program which continued into the second quarter of Fiscal 2000, resulting in the cumulative repurchase of approximately 160,000,000 shares of common stock.


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


        On November 28, 2000, the Company filed with the Securities and Exchange Commission a shelf registration covering 15,000,000 shares of common stock to be issued from time to time in connection with acquisitions. No shares have been issued under this registration statement.


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
                                                  ============   ============   ============   ============

Business Segment Information

The Company, through its 103 operating companies, provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Each of our operating companies generally represents a separate operating segment.
Under the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has aggregated its operating companies into four segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers.
SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the Company's two other segments, including the Company's specialty produce and meat segments. The Company's Canadian operations are insignificant for geographical disclosure purposes.

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



                                                      26 Weeks Ended                13 Weeks Ended
                                               ----------------------------  ----------------------------
                                               Dec. 30, 2000   Jan. 1, 2000  Dec. 30, 2000   Jan. 1, 2000
                                               -------------   ------------  -------------   ------------
Sales (in thousands, unaudited):

  Broadline                                    $  8,932,215    $ 8,121,092   $  4,419,967    $ 4,035,229
  SYGMA                                           1,196,380      1,065,501        596,134        532,309
  Other                                             567,358        127,892        298,991         88,222
  Intersegment sales                                (45,249)        (5,916)       (24,562)        (4,225)
                                               ------------    -----------   ------------    -----------
  Total                                        $ 10,650,704    $ 9,308,569   $  5,290,530    $ 4,651,535
                                               ============    ===========   ============    ===========




                                                      26 Weeks Ended                13 Weeks Ended
                                               ----------------------------  ----------------------------
                                               Dec. 30, 2000   Jan. 1, 2000  Dec. 30, 2000   Jan. 1, 2000
                                               -------------   ------------  -------------   ------------
Earnings before income taxes and
cumulative effect of accounting change
(in thousands, unaudited):

  Broadline                                        $481,638       $375,444       $234,637       $185,173
  SYGMA                                               5,801         (1,879)         1,927         (3,452)
  Other                                              19,142          6,676         13,302          4,713
                                                   --------       --------       --------       --------
  Total segments                                    506,581        380,241        249,866        186,434
  Unallocated corporate expenses                    (47,667)       (42,721)       (24,077)       (20,749)
                                                   --------       --------       --------       --------
  Total                                            $458,914       $337,520       $225,789       $165,685
                                                   ========       ========       ========       ========



                                               Dec. 30, 2000   July 1, 2000   Jan. 1, 2000
                                               -------------   ------------   ------------
                                                (Unaudited)      (Audited)    (Unaudited)
Assets (in thousands):

  Broadline                                    $  3,423,548    $ 3,302,796      $ 3,211,259
  SYGMA                                             155,872        180,811          154,141
  Other                                             203,758        238,761           52,433
                                               ------------    -----------      -----------
  Total segments                                  3,783,178      3,722,368        3,417,833
  Corporate                                       1,205,140      1,091,587        1,000,630
                                               ------------    -----------      -----------
  Total                                        $  4,988,318    $ 4,813,955      $ 4,418,463
                                               ============    ===========      ===========

Broadline Segment

     The Broadline segment had 10.0% and 9.5% sales increases for the twenty-six weeks and thirteen weeks ended December 30, 2000, respectively, as compared to sales for the comparable periods ended January 1, 2000. These increases were due primarily to increased sales to marketing associate - served and multi-unit customers as well as increased sales of SYSCO brand products. Broadline segment sales as a percentage of total SYSCO sales decreased from 87% for the twenty-six weeks and thirteen weeks ended January 1, 2000 to 84% for the twenty-six weeks and thirteen weeks ended December 30, 2000, respectively. This decrease is due to acquisitions of produce and specialty meat companies.

     Pretax earnings for the Broadline segment increased by 28% and 27% for the twenty-six weeks and thirteen weeks ended December 30, 2000, respectively, over the prior year periods. The increase in pretax earnings was primarily a result of increases in sales described above and sales of SYSCO brand products, both of which generate higher margins.

SYGMA Segment

     The SYGMA segment had a 12.3% sales increase for the twenty-six weeks and a 12.0% increase for the thirteen weeks ended December 30, 2000, respectively, as compared to sales for the comparable periods ended January 1, 2000. These increases were due primarily to sales growth in SYGMA's existing customer base. SYGMA segment sales as a percentage of total SYSCO sales decreased from 11.4% for the twenty-six weeks and thirteen weeks ended January 1, 2000 to 11.2% and 11.3% for the twenty-six weeks and thirteen weeks ended December 30, 2000, respectively.



     Pretax earnings for the SYGMA segment increased by 409.0% and 156.0% for the twenty-six weeks and thirteen weeks ended December 30, 2000, respectively, over the prior year periods. The increase in pretax earnings for the twenty-six weeks ended December 30, 2000, compared to the prior year period was due to operating efficiencies and improved labor costs realized during the current fiscal year, as well as the $8.3 million charge recorded during the second quarter of fiscal year 2000 for the shutdown of one of the SYGMA facilities. The increase in pretax earnings for the current quarter compared to the prior year was due to lower operating expenses and an increase in operating leverage of added sales to fixed costs.

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


           15(a)   Letter from Arthur Andersen LLP dated February 9, 2001,
                   re: unaudited financial statements, incorporated by reference to Exhibit 15(a) to Form 10-Q for the quarter ended
                   December 30, 2000 filed on February 12, 2001.


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


Date: May 14, 2001

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

           15(a)   Letter from Arthur Andersen LLP dated February 9, 2001,
                   re: unaudited financial statements, incorporated by reference to Exhibit 15(a) to Form 10-Q for the quarter ended
                   December 30, 2000 filed on February 12, 2001.


          *15(b)   Acknowledgement letter from Arthur Andersen LLP.

          ------------
          * Filed herewith.