Form 10-Q
period 2001-03-31
SYSCO CORP
filed 2001-05-15
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

672,546,977 shares of common stock were outstanding as of May 4, 2001.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

           The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the July 1, 2000, consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 2000 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. Share information reflects the 2-for-1 stock split on December 15, 2000.


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

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                         Mar. 31, 2001   July 1, 2000   Apr. 1, 2000
                                                         -------------   ------------   ------------
                                                          (Unaudited)      (Audited)     (Unaudited)
ASSETS
Current assets
  Cash                                                   $     114,080   $    159,128   $    111,756
  Accounts and notes receivable, less
    allowances of $57,413, $27,628 and $54,938               1,636,241      1,519,038      1,514,143
  Inventories                                                1,070,328        937,899        957,636
  Deferred taxes                                                90,635         72,041         46,745
  Prepaid expenses                                              45,060         45,109         40,575
                                                         -------------   ------------   ------------
    Total current assets                                     2,956,344      2,733,215      2,670,855

Plant and equipment at cost, less depreciation               1,482,760      1,344,693      1,331,061

Goodwill and intangibles, less amortization                    706,617        503,039        492,822
Other assets                                                   262,155        233,008        234,743
                                                         -------------   ------------   ------------
    Total other assets                                         968,772        736,047        727,565
                                                         -------------   ------------   ------------
Total assets                                             $   5,407,876   $  4,813,955   $  4,729,481
                                                         =============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                          $      32,304   $     31,109   $    142,177
  Accounts payable                                           1,271,720      1,186,721      1,206,561
  Accrued expenses                                             614,670        527,233        479,443
  Accrued income taxes                                          59,570         17,914         19,524
  Current maturities of long-term debt                          16,935         19,958         14,429
                                                         -------------   ------------   ------------
    Total current liabilities                                1,995,199      1,782,935      1,862,134

Long-term debt                                               1,048,464      1,023,642        984,376
Deferred taxes                                                 239,705        245,810        224,787

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                        --             --             --
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
        765,174,900, 382,587,450 and
        382,587,450 shares                                     765,175        382,587        382,587
  Paid-in capital                                              183,483         76,967         76,528
  Retained earnings                                          2,335,167      2,332,238      2,228,128
                                                         -------------   ------------   ------------
                                                             3,283,825      2,791,792      2,687,243
  Less cost of treasury stock, 92,630,991,
    51,102,663 and 49,728,142 shares                         1,159,317      1,030,224      1,029,059
                                                         -------------   ------------   ------------
  Total shareholders' equity                                 2,124,508      1,761,568      1,658,184
                                                         -------------   ------------   ------------
Total liabilities and shareholders' equity               $   5,407,876   $  4,813,955   $  4,729,481
                                                         =============   ============   ============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share Data)



                                                    39-Week Period Ended            13-Week Period Ended
                                               -----------------------------    -----------------------------
                                               Mar. 31, 2001    Apr. 1, 2000    Mar. 31, 2001    Apr. 1, 2000
                                               -------------    ------------    -------------    ------------
Sales                                          $  15,995,200    $ 14,031,504    $   5,344,496    $  4,722,935

Costs and expenses
  Cost of sales                                   12,874,800      11,394,346        4,301,029       3,829,148
  Operating expenses                               2,383,327       2,079,161          800,156         709,499
  Interest expense                                    53,933          52,978           18,498          18,354
  Other, net                                          (1,466)          1,653             (879)             88
                                               -------------    ------------    -------------    ------------
Total costs and expenses                          15,310,594      13,528,138        5,118,804       4,557,089
                                               -------------    ------------    -------------    ------------

Earnings before income taxes                         684,606         503,366          225,692         165,846
Income taxes                                         261,862         193,796           86,327          63,851
                                               -------------    ------------    -------------    ------------
Earnings before cumulative
   effect of accounting change                       422,744         309,570          139,365         101,995
Cumulative effect of accounting
   change                                                 --          (8,041)              --              --
                                               -------------    ------------    -------------    ------------
Net earnings                                   $     422,744    $    301,529    $     139,365    $    101,995
                                               =============    ============    =============    ============
Earnings before accounting change:
   Basic earnings per share                    $        0.64    $       0.47    $        0.21    $       0.15
                                               =============    ============    =============    ============
   Diluted earnings per share                  $        0.62    $       0.46    $        0.21    $       0.15
                                               =============    ============    =============    ============

Cumulative effect of accounting change:
   Basic earnings per share                    $          --    $      (0.01)   $          --    $         --
                                               =============    ============    =============    ============
   Diluted earnings per share                  $          --    $      (0.01)   $          --    $         --
                                               =============    ============    =============    ============

Net earnings:
   Basic earnings per share                    $        0.64    $       0.46    $        0.21    $       0.15
                                               =============    ============    =============    ============
   Diluted earnings per share                  $        0.62    $       0.45    $        0.21    $       0.15
                                               =============    ============    =============    ============

Average shares outstanding                       664,748,107     657,787,590      666,107,144     658,612,804
                                               =============    ============    =============    ============
Diluted shares outstanding                       676,663,476     667,580,572      677,731,150     667,325,916
                                               =============    ============    =============    ============

Dividends paid per common share                $        0.19    $       0.16    $        0.07    $       0.06
                                               =============    ============    =============    ============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                     39 - Week Period Ended
                                                                  -------------------------------
                                                                  March 31, 2001    April 1, 2000
                                                                  --------------    -------------
Cash flows from operating activities:
  Net earnings                                                    $      422,744    $     301,529
  Add non-cash items:
    Cumulative effect of accounting change                                    --            8,041
    Depreciation and amortization                                        182,236          161,982
    Deferred tax (benefit)                                               (29,117)         (21,229)
    Provision for losses on accounts receivable                           23,978           23,849
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:
      (Increase) in receivables                                          (66,342)        (110,171)
      (Increase) in inventories                                          (64,798)         (76,680)
      Decrease in prepaid expenses                                         1,869            4,716
      Increase in accounts payable                                        37,301          125,629
      Increase in accrued expenses                                        69,585           83,882
      Increase in accrued income taxes                                    42,285           17,864
      (Increase) in other assets                                         (12,632)         (44,229)
                                                                  --------------    -------------
  Net cash provided by operating activities                              607,109          475,183
                                                                  --------------    -------------

Cash flows from investing activities:
  Additions to plant and equipment                                      (245,593)        (191,840)
  Sales and retirements of plant and equipment                             7,450           10,882
  Acquisition of businesses, net of cash acquired                         (9,345)        (199,211)
                                                                  --------------    -------------
  Net cash used for investing activities                                (247,488)        (380,169)
                                                                  --------------    -------------

Cash flows from financing activities:
  Bank and commercial paper borrowings                                    12,196          114,386
  Other debt (repayments)                                                (40,132)          (8,250)
  Common stock reissued from treasury                                     61,362           40,453
  Treasury stock purchases                                              (311,581)        (173,681)
  Dividends paid                                                        (126,514)        (105,469)
                                                                  --------------    -------------
  Net cash used for financing activities                                (404,669)        (132,561)
                                                                  --------------    -------------
Net (decrease) in cash                                                   (45,048)         (37,547)
Cash at beginning of period                                              159,128          149,303
                                                                  --------------    -------------
Cash at end of period                                             $      114,080    $     111,756
                                                                  ==============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                      $       48,145    $      47,763
    Income taxes                                                         245,333          183,174

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Liquidity and Capital Resources

           The liquidity and capital resources discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Fiscal 2000 Annual Report on Form 10-K remains applicable, other than the items described below, and should be read in conjunction with the following discussion. All share information has been subsequently adjusted for the 2-for-1 stock split on December 15, 2000, as applicable.

           In Fiscal 1992, the Company began a common stock repurchase program which continued into the second quarter of Fiscal 2001, resulting in the cumulative repurchase of approximately 160,000,000 shares of common stock.

           The Board of Directors authorized the repurchase of an additional 16,000,000 shares in July 1999. Under this authorization, 16,000,000 shares were purchased through December 31, 2000, including 7,563,200 shares bought in the first two quarters of Fiscal 2001. In November 2000, the Board authorized the repurchase of an additional 16,000,000 shares. Under this latest authorization 4,385,600 shares were purchased during the third quarter ended March 31, 2001. The increase in treasury stock purchases in the period ended March 31, 2001 primarily reflects shares repurchased for acquisitions.

           As of March 31, 2001, SYSCO's borrowings under its commercial paper program were $262,000,000. Such borrowings were $345,262,000 as of April 27, 2001. During the thirty-nine week period ended March 31, 2001, commercial paper and short-term bank borrowings ranged from approximately $157,631,000 to approximately $410,080,000.

           Long-term debt to capitalization ratio was 33% at March 31, 2001, under the Company's 35% to 40% targeted ratio. The long-term debt-to-capitalization ratio may from time to time exceed the target range in order to take advantage of acquisition and internal growth opportunities. The ratio may also fall below the target range due to strong cash flow from operations and relatively minimal share repurchases.

           On November 28, 2000, the Company filed with the Securities and Exchange Commission a shelf registration covering 15,000,000 shares of common stock to be issued from time to time in connection with acquisitions. No shares have been issued under this registration statement.

           Results of Operations

           Sales increased 14.0% during the thirty-nine weeks and 13.2% in the third quarter of Fiscal 2001 over comparable periods of the prior year. Cost of sales also increased over the prior year 13.0% during the thirty-nine weeks and 12.3% in the third quarter of Fiscal 2001. Real sales growth for the thirty-nine weeks of Fiscal 2001 was 6.9% after eliminating the effects of 5.0% due to acquisitions and a 2.1% inflation in food costs. Real sales growth for the quarter was 5.0% after adjusting for a 5.2% increase due to acquisitions and 3.0% for food cost inflation. Food cost inflation during the thirty-nine and thirteen week periods was primarily attributable to higher costs for dairy, fresh and frozen meats, paper and disposables and produce.

           Operating expenses for the periods presented remained approximately the same as a percent of sales.

           Interest expense in Fiscal 2000 included interest income in the amount of $3,000,000 related to a Federal income tax refund on an amended return. After adjusting for this refund, interest expense in the current Fiscal 2001 periods decreased or remained approximately the same from the prior periods, primarily due to decreased borrowings.

           Income taxes for the periods presented reflect an effective rate of 38.25% this year compared to 38.5% last year.

           Pretax earnings and net earnings for the thirty-nine weeks, before the accounting change, increased 36.0% and 36.6%, respectively, over the prior year. Pretax earnings and net earnings for the thirteen weeks increased 36.1% and 36.6%, respectively, over the prior year. The increases were due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's territorial street customers and increasing sales of SYSCO brand products, both of which generate higher margins.

           Basic and diluted earnings per share increased 36.2% and 34.8%, respectively, for the thirty-nine weeks, before the accounting change, and 40.0% for the quarter. The increases were caused by the factors discussed above.

The following table sets forth the computation of basic and diluted net earnings per share after the accounting change:



                                                      39-Week Period Ended            13-Week Period Ended
                                                 -----------------------------    -----------------------------
                                                 Mar. 31, 2001    Apr. 1, 2000    Mar. 31, 2001    Apr. 1, 2000
                                                 -------------    ------------    -------------    ------------
Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders       $ 422,744,000    $301,529,000    $ 139,365,000    $101,995,000
                                                 =============    ============    =============    ============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                         664,748,107     657,787,590      666,107,144     658,612,804

  Effect of dilutive securities:
   Employee and director stock options              11,915,369       9,792,982       11,624,006       8,713,112
                                                 -------------    ------------    -------------    ------------
  Denominator for diluted earnings per share --
   adjusted for weighted-average shares
   and assumed conversions                         676,663,476     667,580,572      677,731,150     667,325,916
                                                 =============    ============    =============    ============

Basic earnings per share                         $        0.64    $       0.46    $        0.21    $       0.15
                                                 =============    ============    =============    ============

Diluted earnings per share                       $        0.62    $       0.45    $        0.21    $       0.15
                                                 =============    ============    =============    ============

           Business Segment Information

           The Company, through its 126 operating companies, provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Each of our operating companies generally represents a separate operating segment. Under the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has aggregated its operating companies into five segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the Company's three other segments, including the Company's specialty produce, meat and lodging industry products segments. The Company's Canadian operations are insignificant for geographical disclosure purposes.

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

                                            39-Weeks Ended                   13-Weeks Ended
                                     -----------------------------    -----------------------------
                                     Mar. 31, 2001    Apr. 1, 2000    Mar. 31, 2001    Apr. 1, 2000
                                     -------------    ------------    -------------    ------------
Sales (in thousands, unaudited):
    Broadline                        $  13,354,002    $ 12,218,041    $   4,421,787    $  4,095,787
    SYGMA                                1,783,469       1,580,622          587,089         515,121
    Other                                  935,849         246,321          368,491         119,591
    Intersegment sales                     (78,120)        (13,480)         (32,871)         (7,564)
                                     -------------    ------------    -------------    ------------
    Total                            $  15,995,200    $ 14,031,504    $   5,344,496    $  4,722,935
                                     =============    ============    =============    ============



                                            39-Weeks Ended                  13-Weeks Ended
                                     -----------------------------    -----------------------------
                                     Mar. 31, 2001    Apr. 1, 2000    Mar. 31, 2001    Apr. 1, 2000
                                     -------------    ------------    -------------    ------------

Earnings before income taxes and
cumulative effect of accounting
change (in thousands, unaudited):
    Broadline                        $     714,764    $    555,005    $     233,059    $    179,527
    SYGMA                                   10,533           1,311            4,755           3,206
    Other                                   32,287          12,803           13,190           6,139
                                     -------------    ------------    -------------    ------------
    Total segments                         757,584         569,119          251,004         188,872
    Unallocated corporate expenses         (72,978)        (65,753)         (25,312)        (23,026)
                                     -------------    ------------    -------------    ------------
    Total                            $     684,606    $    503,366    $     225,692    $    165,846
                                     =============    ============    =============    ============




                                      Mar. 31, 2001  July 1, 2000   Apr. 1, 2000
                                      -------------  ------------   ------------
                                       (Unaudited)     (Audited)     (Unaudited)
Assets (in thousands):
    Broadline                         $  3,447,994   $  3,302,796   $  3,296,907
    SYGMA                                  168,695        180,811        161,190
    Other                                  393,615        238,761        241,288
                                      ------------   ------------   ------------
    Total segments                       4,010,304      3,722,368      3,699,385
    Corporate                            1,397,572      1,091,587      1,030,096
                                      ------------   ------------   ------------
    Total                             $  5,407,876   $  4,813,955   $  4,729,481
                                      ============   ============   ============

    Broadline Segment

    The Broadline segment had 9.3% and 8.0% sales increases for the thirty-nine weeks and thirteen weeks ended March 31, 2001, respectively, as compared to sales for the periods ended April 1, 2000. These increases were due primarily to increased sales to marketing associate-served and multi-unit customers as well as increased sales of SYSCO brand products. Broadline segment sales as a percentage of total SYSCO sales decreased from 87% for the thirty-nine weeks and thirteen weeks ended April 1, 2000 to 83% for the thirty-nine weeks and thirteen weeks ended March 31, 2001, respectively. This decrease is due primarily to acquisitions of specialty meat and lodging industry product companies during the periods ended March 31, 2001, which are included in the Other segment.

    Pretax earnings for the Broadline segment increased by 28.8% and 29.8% for the thirty-nine weeks and thirteen weeks ended March 31, 2001, respectively, over the comparable prior year periods. The increases in pretax earnings were primarily a result of increases in sales described above and sales of SYSCO brand products, both of which generate higher margins. Competitive advantages and operating efficiencies gained from our technology investments in our Sysco Uniform Systems also contributed to our pretax earnings growth.

    SYGMA Segment

    The SYGMA segment had sales increases of 12.8% and 14.0% for the thirty-nine weeks and thirteen weeks ended March 31, 2001, respectively, as compared to sales for the periods ended April 1, 2000. These increases were due primarily to sales growth in SYGMA's existing customer base. SYGMA segment sales as a percentage of total SYSCO sales were 11.2% for the thirty-nine week periods ended March 31, 2001 and 11.3% for the thirty-nine weeks ended April 1, 2000, and 11.0% for the thirteen week period ended March 31, 2001 and 10.9% for the thirteen weeks ended April 1, 2000, respectively.


    Pretax earnings for the SYGMA segment increased by 803.4% and 48.3% for the thirty-nine weeks and thirteen weeks ended March 31, 2001, respectively, over the comparable prior year periods. The increase for the thirty-nine weeks ended March 31, 2001 compared to the prior year period was due to operating efficiencies and improved labor costs realized during the current fiscal year, as well as the $8.3 million charge recorded during the second quarter of fiscal 2000 for the shutdown of one of the SYGMA facilities. The increase in pretax earnings for the current quarter compared to the prior year was due to lower operating expenses and an increase in operating leverage of added sales to fixed costs.


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

     In January 2001, SYSCO acquired certain operations of the Freedman Companies, a specialty meat supplier based in Houston, Texas.

     In March 2001, SYSCO acquired Guest Supply, Inc. through an exchange offer followed by a merger. Guest Supply is a specialty distributor to the lodging industry headquartered in Monmouth Junction, New Jersey.

     These transactions were accounted for using the purchase method of accounting and the accompanying financial statements for the thirty-nine weeks and thirteen weeks ended March 31, 2001 and April 1, 2000 include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate, on SYSCO's consolidated operating results or financial position from these transactions.

     The purchase price was allocated to the net assets acquired from these transactions based on the estimated fair value at the date of acquisition. The balances included in the Consolidated Balance Sheets related to acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

         Subsequent Events

         On May 4, 2001, SYSCO acquired H.R.I. Supply, Ltd., a broadline foodservice distributor located in Kelowna, B.C., Canada.



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



Item 3.  Quantitative and Qualitative Disclosures about Market Risks

         SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations. At March 31, 2001 the Company had outstanding $262,000,000 of commercial paper at variable rates of interest with maturities through June 22, 2001. The Company's remaining long-term debt obligations of $786,464,000 were primarily at fixed rates of interest. Because a relatively small portion of the Company's long-term debt bears interest at variable rates, SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

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

Item 2.          Changes in Securities and Use of Proceeds.

                 During the thirteen week period March 31, 2001, in connection with the North Douglas acquisition and pursuant to certain escrow arrangements, the Company issued 31,969 Dividend Access Shares to the former owners of North Douglas. Each Dividend Access Share is convertible at any time into one share of SYSCO common stock. The right to convert will expire on December 7, 2010.

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


                  *15(a) Letter from Arthur Andersen LLP dated May 14, 2001, re: unaudited financial statements.

                  *15(b)   Acknowledgement letter from Arthur Andersen LLP.

----------

* Filed herewith.

         (b)      Reports on Form 8-K:

                  On January 16, 2001, the Company filed a Form 8-K to attach a press release dated December 13, 2000 announcing its expected results of operations for the twenty-six and thirteen weeks ended December 30, 2000. (File No. 1-6544).

                  On January 22, 2001, the Company filed a Form 8-K to attach a press release dated January 17, 2001 announcing results of operations for the twenty-six and thirteen weeks ended December 30, 2000. (File No. 1-6544).

                  On January 22, 2001, the Company filed a Form 8-K to attach a press release dated January 16, 2001 announcing the completion of the acquisition of the Freedman Companies.

                  On January 23, 2001, the Company filed a Form 8-K to attach a press release dated January 22, 2001 announcing the execution of a Merger Agreement and Plan of Reorganization with Guest Supply, Inc.

                  On February 5, 2001, the Company filed a Form 8-K to attach a press release dated February 5, 2001 announcing the commencement of its exchange offer for all of the outstanding shares of Guest Supply, Inc. common stock.

                  On March 1, 2001, the Company filed a Form 8-K to attach a press release dated February 26, 2001 announcing a subsequent offering period in connection with the Guest Supply exchange offer.

                  On March 5, 2001, the Company filed a Form 8-K to attach a press release dated March 1, 2001 announcing the exchange ratio in connection with the Guest Supply exchange offer.

                  On March 7, 2001, the Company filed a Form 8-K to attach a press release dated March 6, 2001 announcing the expiration of the initial offering period in connection with the Guest Supply exchange offer.

                  On March 14, 2001, the Company filed a Form 8-K to attach a press release dated March 13, 2001 announcing the expiration of the subsequent offering period in connection with the Guest Supply exchange offer.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYSCO CORPORATION
                                          (Registrant)




                                          By /s/ JOHN K. STUBBLEFIELD, JR.
                                            ------------------------------------
                                               John K. Stubblefield, Jr.
                                               Executive Vice President,
                                               Finance and Administration


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

                  *15(a)   Letter from Arthur Andersen LLP dated May 14, 2001,
                           re: unaudited financial statements.

                  *15(b)   Acknowledgement letter from Arthur Andersen LLP.

----------

* Filed herewith.