Form 10-K
period 2001-06-30
SYSCO CORP
filed 2001-09-27
CIK 96021

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $18,530,120,000 at September 14, 2001 (based on the closing sales price on the New York Stock Exchange Composite Tape on September 10, 2001, as reported by The Wall Street Journal (Southwest Edition)). At September 14, 2001, the registrant had issued and outstanding an aggregate of 672,081,874 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement filed on September 24, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
                                     PART I.

Item 1.    Business....................................................      1
Item 2.    Properties..................................................      5
Item 3.    Legal Proceedings...........................................      6
Item 4.    Submission of Matters to a Vote of Security Holders.........      6
Item 4A.   Executive Officers of the Registrant........................      7

                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      8
Item 6.    Selected Financial Data.....................................      8
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     15
Item 8.    Financial Statements and Supplementary Data.................     15
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     37

                                    PART III.

Item 10.   Directors and Executive Officers of the Registrant..........     37
Item 11.   Executive Compensation......................................     37
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     37
Item 13.   Certain Relationships and Related Transactions..............     37

                                    PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     37
Signatures ............................................................     41

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Sysco Corporation, acting through its subsidiaries and divisions (collectively referred to as "SYSCO" or "the company"), is the largest North American distributor of food and food related products to the foodservice or "food-prepared-away-from-home" industry. Founded in 1969, SYSCO provides its products and services to approximately 370,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

     SYSCO, which was formed when the stockholders of nine companies exchanged their stock for SYSCO common stock, commenced operations in March 1970. Since its formation, the company has grown from $115 million to over $21 billion in annual sales both through internal expansion of existing operations and acquisitions of formerly independent companies. Through the end of fiscal 2001, SYSCO had acquired sixty-five companies or divisions of companies.

     In December 2000, SYSCO acquired North Douglas Distributors, Ltd., a broadline foodservice distributor operating on Vancouver Island, British Columbia and the Albert M. Briggs Company, a specialty meat distributor in Washington, D.C. In January 2001, the company acquired certain operations of the Freedman Companies, a specialty meat supplier based in Houston, Texas. In March 2001, SYSCO acquired Guest Supply, Inc. through an exchange offer followed by a merger. Guest Supply is a specialty distributor to the lodging industry headquartered in Monmouth Junction, New Jersey. In May 2001, the company acquired HRI Supply, Inc. a broadline foodservice distributor located in Kelowna, British Columbia. In July 2001, the company acquired Fulton Provision Co., a specialty meat company based in Portland, Oregon.

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

OPERATING SEGMENTS

     SYSCO, through its 124 operating companies, provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Each of SYSCO's operating companies generally represents a separate operating segment. Under the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the company has aggregated its operating companies into five segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the company's three other segments, including the company's specialty produce, meat and lodging industry products segments. The company's specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Specialty meat companies distribute custom-cut fresh steaks, and other meat, seafood and poultry products. Our lodging industry products company distributes personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry.

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

     Traditional foodservice customers include businesses and organizations that prepare and serve food to be eaten away from home. Products distributed by the company include a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts, and a full line of canned and dry goods, fresh meats, imported specialties and fresh produce. The company also supplies a wide variety of nonfood items, including paper products such as disposable napkins, plates and cups; tableware such as china and silverware; restaurant and kitchen equipment and supplies; medical and surgical supplies; and cleaning supplies. SYSCO's operating companies distribute both nationally-branded merchandise and products packaged under SYSCO's private brands.

     The company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the traditional customers. SYSCO's operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through the more than 12,350 sales, marketing and service representatives of SYSCO and its operating companies, SYSCO stays informed of the needs of its customers and acquaints them with new products. SYSCO's operating companies also provide ancillary services relating to foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control.

     No single foodservice customer accounted for as much as 5% of SYSCO's sales for its fiscal year ended June 30, 2001. Approximately 5.7% of traditional foodservice sales during fiscal 2001 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

     SYSCO's sales to chain restaurant customers consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. One chain restaurant customer (Wendy's International, Inc.) accounted for 4.9% of SYSCO's sales for its fiscal year ended June 30, 2001. There are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

     Based upon available information, the company estimates that sales by type of customer during the past three fiscal years were as follows:

                                                              FISCAL   FISCAL   FISCAL
TYPE OF CUSTOMER                                               2001     2000     1999
----------------                                              ------   ------   ------
Restaurants.................................................    64%      65%      64%
Hospitals and nursing homes.................................    11       10       10
Schools and colleges........................................     6        6        7
Hotels and motels...........................................     5        5        5
Other.......................................................    14       14       14
                                                               ---      ---      ---
          Totals............................................   100%     100%     100%
                                                               ===      ===      ===

SOURCES OF SUPPLY

     SYSCO estimates that it purchases from thousands of independent sources, none of which individually account for more than 5% of the company's purchases. These sources of supply consist generally of large corporations selling brand name and private label merchandise and independent private label processors and packers. Generally, purchasing is carried out on a decentralized basis through centrally developed purchasing programs (see "Corporate Headquarters' Services" below) and direct purchasing programs established by the company's various operating companies. The company continually develops relationships with suppliers but has no material long-term purchase commitments with any supplier.

CORPORATE HEADQUARTERS' SERVICES

     SYSCO's corporate staff, consisting of approximately 900 persons, makes available a number of services to the company's operating companies. These persons possess experience and expertise in, among other areas, accounting and finance, cash management, data processing, employee benefits, engineering and insurance. Corporate also makes available legal, marketing and tax compliance services as well as warehousing and distribution services, which provide assistance in space utilization, energy conservation, fleet management and work flow.

     The corporate staff also administers a consolidated product procurement program designed to develop, obtain and assure consistent quality food and nonfood products. The program covers the purchasing and marketing of SYSCO brand merchandise, as well as private label and national brand merchandise, encompassing substantially all product lines. The company's operating companies may participate in the program at their option.

CAPITAL IMPROVEMENTS

     To maximize productivity and customer service, the company continues to construct and modernize its distribution facilities. During fiscal 2001, 2000 and 1999, approximately $341,000,000, $266,000,000 and $287,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The company estimates its capital expenditures in fiscal 2002 should be in the range of $425,000,000 to $450,000,000. During the three years ended June 30, 2001, capital expenditures were financed primarily by internally generated funds, the company's commercial paper program and bank borrowings. The Company expects to finance its fiscal 2002 capital expenditures from the same sources.

EMPLOYEES

     As of June 30, 2001, SYSCO and its operating companies had approximately 43,000 full-time employees, approximately 19% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally. Collective bargaining agreements covering approximately 18% of the company's union employees expire during fiscal 2002. SYSCO considers its labor relations to be satisfactory.

COMPETITION

     The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis. The company believes that, although price and customer contact are important considerations, the principal competitive factor in the foodservice industry is the ability to deliver a wide range of quality products and related services on a timely and dependable basis. Although SYSCO's share of the foodservice industry market in the United States and Canada was approximately 11.5% as of June 30, 2001, SYSCO believes, based upon industry trade data, that its sales to the U.S. "food-prepared-away-from-home" industry were the largest of any foodservice distributor during fiscal 2001. While adequate industry statistics are not available, the company believes that in most instances its local operations are among the leading distributors of food and related nonfood products to foodservice customers in their respective trading areas.

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

GENERAL

     SYSCO has numerous trademarks which are of significant importance to the company. The loss of the SYSCO(R) trademark would have a material adverse effect on SYSCO's results of operations.

     SYSCO is not engaged in material research activities relating to the development of new products or the improvement of existing products.

     Sales of the company do not generally fluctuate on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.

     As of September 14, 2001, SYSCO and its operating companies operated 130 facilities within the United States, of which 118 were distribution facilities, and eleven in Canada, of which nine were distribution facilities.

ITEM 2. PROPERTIES

     The table below shows the number of distribution facilities and self-serve centers occupied by SYSCO in each state or province and the aggregate cubic footage devoted to cold and dry storage as of September 14, 2001.

                                                             NUMBER OF    COLD STORAGE   DRY STORAGE
                                                            FACILITIES     (THOUSANDS    (THOUSANDS
LOCATION                                                    AND CENTERS   CUBIC FEET)    CUBIC FEET)
--------                                                    -----------   ------------   -----------
Alabama...................................................        2           1,677          2,399
Alaska....................................................        1             246            317
Arizona...................................................        1           1,933          3,410
Arkansas..................................................        1           1,577          3,157
California................................................       17          15,760         26,198
Colorado..................................................        3           3,212          5,050
Connecticut...............................................        1           2,489          2,737
District of Columbia......................................        2             670            158
Florida...................................................       13          16,231         20,239
Hawaii....................................................        1              --            258
Georgia...................................................        6           5,605          9,105
Idaho.....................................................        1             998          1,154
Illinois..................................................        3           3,926          7,419
Indiana...................................................        2           1,590          2,250
Iowa......................................................        1           1,207          4,148
Kansas....................................................        1           2,735          3,793
Kentucky..................................................        1           2,330          2,648
Louisiana.................................................        1           2,577          3,254
Maine.....................................................        1           1,508          1,916
Maryland..................................................        5           6,819          7,147
Massachusetts.............................................        2           7,965          7,185
Michigan..................................................        4           5,220          8,195
Minnesota.................................................        1           3,636          3,063
Mississippi...............................................        1           2,125          2,690
Missouri..................................................        1           1,128          1,348
Montana...................................................        1           2,043          1,830
Nebraska..................................................        1           1,721          2,206
Nevada....................................................        1             411            754
New Jersey................................................        3           1,659         11,007
New Mexico................................................        1           1,856          1,855
New York..................................................        5           6,220          6,404
North Carolina............................................        3           3,931          8,136
Ohio......................................................        8           7,081         13,497
Oklahoma..................................................        2           1,801          3,433
Oregon....................................................        3           4,085          3,866
Pennsylvania..............................................        4           6,134          7,084
South Dakota..............................................        1               2            123
Tennessee.................................................        4           6,362          9,766
Texas.....................................................       14          13,587         18,367
Utah......................................................        1           2,906          4,000
Virginia..................................................        2           4,820          4,342
Washington................................................        1           2,549          3,240
Wisconsin.................................................        2           5,016          4,073
Alberta, Canada...........................................        1             290            393

                                                             NUMBER OF    COLD STORAGE   DRY STORAGE
                                                            FACILITIES     (THOUSANDS    (THOUSANDS
LOCATION                                                    AND CENTERS   CUBIC FEET)    CUBIC FEET)
--------                                                    -----------   ------------   -----------
British Columbia, Canada..................................        8           3,920          4,380
Ontario, Canada...........................................        2           1,452          1,561
                                                                ---         -------        -------
          Total...........................................      141         171,010        239,555
                                                                ===         =======        =======

     SYSCO owns approximately 343,000,000 cubic feet of its distribution facilities and self-serve centers (or 83.5% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 2002 to 2015, exclusive of renewal options. Certain of the facilities owned by the company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $29,143,000 at June 30, 2001. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates to 2026.

     The company owns its approximately 188,000 square foot headquarters office complex in Houston, Texas and leases approximately 150,600 square feet of additional office space in Houston, Texas.

     Facilities in Los Angeles, California, Memphis, Tennessee, Jersey City, New Jersey and Jackson, Wisconsin (which in the aggregate accounted for approximately 8% of fiscal 2001 sales) are operating near capacity and the company is currently constructing expansions for these distribution facilities.

     As of September 14, 2001, SYSCO's fleet of approximately 7,870 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The company owns approximately 87% of these vehicles and leases the remainder.

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

                                                                                  SERVED IN THIS
NAME OF OFFICER                  CAPACITY                                         POSITION SINCE   AGE
---------------                  --------                                         --------------   ---
Charles H. Cotros                Chairman and Chief Executive Officer; Director   2000 & 1985      64
Larry J. Accardi                 Executive Vice President, Merchandising              2000         52
                                   Services
Kenneth J. Carrig                Senior Vice President, Administration                1999         44
O. Wayne Duncan                  Senior Vice President, Foodservice Operations        1995         63
James C. Graham                  Senior Vice President, Foodservice Operations        2000         51
James E. Lankford                Senior Vice President, Foodservice Operations        2000         48
Thomas E. Lankford               Executive Vice President, Foodservice                2000         54
                                   Operations; Director
Gregory K. Marshall              Senior Vice President                                1993         54
Michael C. Nichols               Vice President and General Counsel                   1999         49
Diane Day Sanders                Vice President and Treasurer                         1994         52
Richard J. Schnieders            President and Chief Operating Officer;           2000 & 1999      53
                                   Director
Kenneth F. Spitler               Senior Vice President, Foodservice Operations        2000         52
John K. Stubblefield, Jr.        Executive Vice President, Finance and                2000         55
                                   Administration
James D. Wickus                  Senior Vice President, Foodservice Operations        1995         59

     Each of the executive officers listed above has been employed by the company throughout the past five years except Kenneth J. Carrig. Before joining SYSCO, Mr. Carrig was Vice President of Human Resources for Continental Airlines, Inc. from 1995 to 1997 and prior to that he was Senior Director of the Southwest Region for PepsiCo from 1987 to 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for SYSCO's Common Stock is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for SYSCO's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends paid for the periods indicated, adjusted for the 2-for-1 stock split effected by a 100% stock dividend paid on December 15, 2000 to stockholders of record on November 15, 2000.

                                                               COMMON STOCK
                                                                  PRICES
                                                              ---------------   DIVIDENDS PAID
                                                               HIGH     LOW       PER SHARE
                                                              ------   ------   --------------
Fiscal 2000:
  First Quarter.............................................  $18.13   $15.03       $0.05
  Second Quarter............................................   20.56    15.81        0.05
  Third Quarter.............................................   20.28    13.06        0.06
  Fourth Quarter............................................   21.69    17.19        0.06
Fiscal 2001:
  First Quarter.............................................  $23.63   $19.38       $0.06
  Second Quarter............................................   30.44    21.75        0.06
  Third Quarter.............................................   30.00    23.50        0.07
  Fourth Quarter............................................   30.12    25.70        0.07

     The number of record owners of SYSCO's Common Stock as of September 14, 2001 was 15,870.

ITEM 6. SELECTED FINANCIAL DATA

                                                           FISCAL YEAR ENDED
                                  -------------------------------------------------------------------
                                                                 1999
                                     2001          2000       (53 WEEKS)       1998          1997
                                  -----------   -----------   -----------   -----------   -----------
                                               (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Sales...........................  $21,784,497   $19,303,268   $17,422,815   $15,327,536   $14,454,589
Earnings before income taxes....      966,655       737,608       593,887       532,493       495,955
Income taxes....................      369,746       283,979       231,616       207,672       193,422
                                  -----------   -----------   -----------   -----------   -----------
Earnings before cumulative
  effect of accounting change...      596,909       453,629       362,271       324,821       302,533
Cumulative effect of accounting
  change........................           --        (8,041)           --       (28,053)           --
                                  -----------   -----------   -----------   -----------   -----------
Net earnings....................  $   596,909   $   445,588   $   362,271   $   296,768   $   302,533
                                  ===========   ===========   ===========   ===========   ===========
Earnings before accounting
  change:
  Basic earnings per share......  $      0.90   $      0.69   $      0.54   $      0.48   $      0.43
  Diluted earnings per share....         0.88          0.68          0.54          0.47          0.42
Cumulative effect of accounting
  change:
  Basic earnings per share......           --         (0.01)           --         (0.04)           --
  Diluted earnings per share....           --         (0.01)           --         (0.04)           --
Net earnings:
  Basic earnings per share......         0.90          0.68          0.54          0.44          0.43
  Diluted earnings per share....         0.88          0.67          0.54          0.43          0.42
Cash dividends per share........         0.26          0.22          0.19          0.17          0.14

Total assets....................    5,468,521     4,813,955     4,096,582     3,780,189     3,433,823
Capital expenditures............      341,138       266,413       286,687       259,353       210,868
Long-term debt..................      961,421     1,023,642       997,717       867,017       685,620
Shareholders' equity............    2,147,520     1,761,568     1,427,196     1,356,789     1,400,472
                                  -----------   -----------   -----------   -----------   -----------
          Total
            capitalization......  $ 3,108,941   $ 2,785,210   $ 2,424,913   $ 2,223,806   $ 2,086,092
                                  ===========   ===========   ===========   ===========   ===========
Ratio of long-term debt to
  capitalization................         30.9%         36.8%         41.1%         39.0%         32.9%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     SYSCO provides marketing and distribution services to foodservice customers and suppliers throughout the contiguous United States, Alaska, Hawaii, the District of Columbia and western and eastern Canada. The company intends to continue to expand its market share through profitable sales growth and constant emphasis on the development of its consolidated buying programs. The company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

     SYSCO's operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers' needs; cash dividends; and acquisitions fitting within the company's overall growth strategy. Any remaining cash generated from operations is applied toward a portion of the cost of shares repurchased in the buyback program, while the remainder of the cost may be financed with additional long-term debt. SYSCO's initial share repurchase program was used primarily to offset shares issued under various employee benefit and compensation plans. The company significantly accelerated the repurchase program beginning in February 1996. The share repurchase program reduces outstanding shares and generally increases earnings per share. The long-term debt to total capitalization target ratio was increased from a range of 30% to 40% to a range of 35% to 40% due to prior and anticipated accelerated share repurchases, additional debt associated with those repurchases and acquisitions. The ratio may exceed the target range from time to time in order to take advantage of acquisitions and internal growth opportunities. The ratio may also fall below the target range due to strong cash flow from operations and fluctuations in the amount of share repurchases. This ratio was 30.9% and 36.8% at June 30, 2001 and July 1, 2000, respectively.

     In fiscal 1992, SYSCO began a common stock repurchase program which continued through fiscal 2001, resulting in the cumulative repurchase of approximately 184,000,000 shares of common stock.

     In July 1999, the Board authorized the repurchase of an additional 16,000,000 shares. Under this authorization, 16,000,000 shares were purchased through December 31, 2000.

     In November 2000, the Board authorized the repurchase of an additional 16,000,000 shares. Under this latest authorization 7,563,200 shares remain to be repurchased at June 30, 2001. The number of shares acquired and their cost was 16,000,000 shares for $428,196,000 in fiscal 2001 and 11,320,800 shares for
$186,296,000 in fiscal 2000. In September 2001, the Board authorized the repurchase of an additional 16,000,000 shares.

     In February 2000, the company filed with the Securities and Exchange Commission a shelf registration statement covering 5,700,000 shares of common stock to be offered from time to time in connection with acquisitions. This registration statement was amended in January 2001 to include an additional 1,100,000 shares. As of June 30, 2001, 493,359 shares remained available for issuance under this registration statement. In July 2001, an additional 69,524 shares were issued under this registration statement.

     In November 2000, the company filed with the Securities and Exchange Commission a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of June 30, 2001, all of these shares remained available for issuance under this registration statement. In July 2001, 522,165 shares were issued under this registration statement.

     Net cash generated from operating activities was $955,224,000 in fiscal 2001, $708,726,000 in fiscal 2000 and $585,303,000 in fiscal 1999. Expenditures for facilities, fleet and other equipment were $341,138,000 in fiscal 2001, $266,413,000 in fiscal 2000 and $286,687,000 in fiscal 1999. Expenditures in fiscal 2002 should be in the range of $425,000,000 to $450,000,000.

     On June 3, 1998, SYSCO filed with the Securities and Exchange Commission a $500,000,000 shelf registration of debt securities. On July 22, 1998, SYSCO issued 6.5% debentures totaling $225,000,000 under the shelf registration, due August 1, 2028. These debentures were priced at 99.685% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO the right to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to insure that the debenture holders are not penalized by the early redemption. Proceeds from the debentures were used to pay down outstanding commercial paper.

     The net cash provided by operations less cash utilized for capital expenditures, the stock repurchase program, cash dividends and other uses resulted in net long-term debt of $961,421,000 at June 30, 2001. About 80% of the long-term debt is at fixed rates averaging 6.76% and the remainder is at floating rates averaging 4.28%. The long-term debt to capitalization ratio was 30.9% at June 30, 2001, down 5.9% from the 36.8% at July 1, 2000 and down 10.2%
from the 41.1% at July 3, 1999. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

     SYSCO has uncommitted bank lines of credit, which provide for unsecured borrowings for working capital up to $226,754,000 of which $30,640,000 and $31,109,000 were outstanding at June 30, 2001 and July 1, 2000, respectively.

     SYSCO has a commercial paper program which is currently supported by a $300,000,000 bank credit facility. During fiscal 2001 and 2000, commercial paper and short-term bank borrowings ranged from approximately $157,631,000 to $411,790,000 and from approximately $199,028,000 to $469,094,000, respectively.

     In summary, SYSCO believes that through continual monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

MARKET RISK

     SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations discussed above. At June 30, 2001, the company had outstanding $179,313,000 of commercial paper at variable rates of interest with maturities through October 2, 2001. The company's remaining long-term debt obligations of $782,108,000 were primarily at fixed rates of interest. Because a relatively small portion of the company's long-term debt bears interest at variable rates, SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

SALES

     The annual increases in sales of 12.8% in fiscal 2001, 10.8% in fiscal 2000 and 13.7% in fiscal 1999 result from several factors. Sales increases in fiscal 2001 and fiscal 2000 were attributable to a variety of factors, including the progress of our Customers Are Really Everything to SYSCO (C.A.R.E.S.) customer relationship initiatives, a persistent focus on increasing sales to marketing associate-served customers, the continuing recognition by customers of the quality and value of SYSCO Brand Products, and overall growth in the foodservice industry. After adjusting for food price increases and acquisitions, real sales growth was about 5.8% in fiscal 2001. Acquisitions represented 4.5% of total sales for fiscal 2001 and food cost inflation was 2.5%.

     After adjusting for food price increases, acquisitions and adjusting for the extra week in fiscal 1999, real sales growth was about 9% in fiscal 2000. Acquisitions represented 3.5% of total sales in fiscal 2000 and food cost inflation was approximately 0.4% for fiscal 2000. This compares to an increase of approximately 1% in fiscal 1999.

     Industry sources estimate the total foodservice market experienced real growth of approximately 2.8% in calendar year 2000 and 3.1% in calendar year 1999.

     Sales for fiscal 1999 through 2001 were as follows:

FISCAL YEAR                                                      SALES        % INCREASE
-----------                                                 ---------------   ----------
2001......................................................  $21,784,497,000      12.8%
2000......................................................   19,303,268,000      10.8
1999 (53 weeks)...........................................   17,422,815,000      13.7

     A comparison of the sales mix in the principal product categories during the last three years is presented below:

                                                              2001    2000    1999
                                                              ----    ----    ----
Medical supplies............................................    1%      1%      1%
Dairy products..............................................    9       9      10
Fresh and frozen meats......................................   18      17      15
Seafoods....................................................    6       6       6
Poultry.....................................................   10      10      11
Frozen fruits, vegetables, bakery and other.................   13      14      14
Canned and dry products.....................................   19      21      22
Paper and disposables.......................................    8       8       7
Janitorial products.........................................    2       2       2
Equipment and smallwares....................................    2       2       3
Fresh produce...............................................    9       7       6
Beverage products...........................................    3       3       3
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

     A comparison of sales by type of customer during the last three years is presented below:

                                                              2001    2000    1999
                                                              ----    ----    ----
Restaurants.................................................   64%     65%     64%
Hospitals and nursing homes.................................   11      10      10
Schools and colleges........................................    6       6       7
Hotels and motels...........................................    5       5       5
All other...................................................   14      14      14
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

COST OF SALES

     Cost of sales increased about 12% in fiscal 2001, 10% in fiscal 2000 and 14% in fiscal 1999(53 weeks). These increases were generally in line with the increases in sales. The rate of increase is influenced by SYSCO's overall customer and product mix as well as economies realized in product acquisition and higher sales of SYSCO Brand products.

OPERATING EXPENSES

     Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales were 14.8% for fiscal 2001, 14.7% for fiscal 2000 and 14.6% for fiscal 1999. Changes in the percentage relationship of operating expenses to sales result from an interplay of several economic influences, including customer mix. Inflationary increases in operating costs generally have been offset through improved productivity.

     Part of the fiscal 2000 increase over 1999 was due to expenses related to the closing of a facility and one-time non-recurring costs associated with the completion of the SYSCO Uniform Systems implementation. There was also a charge to non-operating expenses in connection with the facility closing. The costs described above were approximately $13,000,000.

INTEREST EXPENSE

     Interest expense increased $944,000 or approximately 1.0% in fiscal 2001 as compared to a decrease of $2,007,000 or approximately 3% in fiscal 2000, as compared to an increase of $14,417,000 or approximately 25% in fiscal 1999. Interest expense in fiscal 2000 included interest income in the amount of $3,000,000 related to a Federal income tax refund on an amended return. After adjusting for the refund, interest expense in fiscal 2001 decreased $2,056,000 or approximately 2.8%. This decrease was due to decreased borrowings. The increase in fiscal 1999 was due primarily to increased borrowings, principally to fund the share repurchase program, and the replacement of floating rate debt at higher fixed rates. Interest capitalized during the past three years was $2,995,000 in fiscal 2001, $964,000 in fiscal 2000 and $1,812,000 in fiscal
1999.

OTHER, NET

     Other decreased $1,421,000 or about 93% in fiscal 2001, increased $559,000 or about 58% in fiscal 2000 and increased $910,000 or about 1,717% in fiscal 1999. Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities as well as the expense related to the facility closing discussed above.

EARNINGS BEFORE INCOME TAXES

     Earnings before income taxes rose $229,047,000, or approximately 31%, above fiscal 2000 which had increased $143,721,000, or approximately 24%, over fiscal 1999. Additional sales and realization of operating efficiencies contributed to the increases as well as the company's success in its continued efforts to increase sales to the company's higher margin territorial street customers and increasingly higher sales of SYSCO brand products, both of which generally yield higher margins.

PROVISION FOR INCOME TAXES

     The effective tax rate for fiscal 2001, 2000 and 1999 was 38.25%, 38.5% and 39%, respectively.

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     Fiscal 2001 represents the twenty-fifth consecutive year of increased earnings before the cumulative effect of an accounting change. Earnings before cumulative effect of accounting change rose $143,280,000, or approximately 32%, above fiscal 2000 which had increased $91,358,000, or approximately 25%, over fiscal 1999.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In the first quarter of fiscal 2000, SYSCO recorded a one-time, after-tax, non-cash charge of $8,041,000 to comply with the required adoption of AICPA Statement Of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the write-off of any unamortized costs of start-up activities and organization costs.

NET EARNINGS

     Net earnings for fiscal 2001 increased $151,321,000 or approximately 34% above fiscal 2000, which had increased $83,317,000 or approximately 23% over fiscal 1999. The increases were caused by additional sales, operating efficiencies and other factors as discussed above.

DIVIDENDS

     SYSCO began paying the quarterly dividend at a rate of $0.07 per share in February 2001, an increase from the $0.06 per share that became effective in February 2000.

RETURN ON SHAREHOLDERS' EQUITY

     The return on average shareholders' equity before the cumulative effect of the accounting change for fiscal 2001 was approximately 31% compared to 29% in 2000 and 26% in 1999. Since its inception, SYSCO has averaged in excess of an 18% return on shareholders' equity before the cumulative effect of the accounting change.

BROADLINE SEGMENT

     Broadline segment sales increased by 8.8% in fiscal 2001 as compared to fiscal 2000 and by 7.9% in fiscal 2000 as compared to fiscal 1999. The fiscal 2001 and fiscal 2000 sales growth were due primarily to increased sales to marketing associate-served and multi-unit customers as well as increased sales of SYSCO Brand products. Broadline segment sales as a percentage of total SYSCO sales decreased from 86.2% in fiscal 2000 to 83.1% in fiscal 2001 and from 88.5% in fiscal 1999 to 86.2% in fiscal 2000. The decrease in fiscal 2001 and fiscal 2000 was due primarily to acquisitions of specialty meat, produce and lodging industry product companies in the Other segments and greater percentage growth of the SYGMA segment as a percentage of overall SYSCO sales.

     Earnings before income taxes from the Broadline segment increased by 25.6% in fiscal 2001 as compared to fiscal 2000 and by 20.2% in fiscal 2000 as compared to fiscal 1999. The increase in earnings before income taxes for fiscal 2001 and fiscal 2000 was driven by increased sales to marketing associate-served customers as well as an increase in sales of SYSCO brand products. Completion of the installation of SYSCO Uniform Systems in the second quarter of fiscal 2000 has also impacted earnings before income taxes with increased efficiencies and productivity.

SYGMA SEGMENT

     SYGMA segment sales increased by 12.2% in fiscal 2001 as compared to fiscal 2000 and 7.6% in fiscal 2000 as compared to fiscal 1999. The fiscal 2001 and fiscal 2000 sales growth was due primarily to sales growth in SYGMA's existing customer base. SYGMA segment sales as a percentage of total SYSCO sales decreased from 11.2% in fiscal 2000 to 11.1% in fiscal 2001 and decreased from 11.5% in fiscal 1999 to 11.2% in fiscal 2000. The decrease in fiscal 2001 and fiscal 2000 was due to the acquisitions of specialty meat, produce and lodging industry product companies in the Other segments.

     Earnings before income taxes for the segment increased by 213.3% in fiscal 2001 as compared to fiscal 2000 and decreased 58.4% in fiscal 2000 as compared to fiscal 1999. The increase in fiscal 2001 was due to increased sales, operating efficiencies and improved labor costs realized during fiscal 2001. Fiscal 2000 results included an $8.3 million charge recorded during the second quarter of fiscal 2000 for the shutdown of one of SYGMA's facilities.

OTHER SEGMENTS

     Increases in sales and earnings before income taxes for the Other segments were due primarily to the timing of acquisitions made during the periods presented.

RISK FACTORS

  Low Margin Business; Economic Sensitivity

     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. SYSCO makes a significant portion of its sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, SYSCO's profit levels may be negatively impacted during periods of food price deflation, even though SYSCO's gross profit percentage may remain relatively constant. The foodservice industry is sensitive to national and economic conditions. SYSCO's operating results also are sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, inventory control, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although such factors have not had a material adverse impact on SYSCO's past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.

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

  Labor Relations

     As of June 30, 2001, approximately 8,300 employees at 36 operating companies were members of 49 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2002, nine agreements covering approximately 1,500 employees will expire. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although SYSCO's operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and SYSCO believes they have satisfactory relationships with their unions, a work stoppage due to failure of one or more operating subsidiaries to renegotiate a union contract, or otherwise, could have a material adverse effect on SYSCO.

  Integration of Acquired Companies

     If SYSCO is unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, its profitability may decrease. Integration of an acquired business may be more difficult when SYSCO acquires a business in a market in which it has limited or no expertise, or with a corporate culture different from SYSCO's. If SYSCO is unable to integrate acquired businesses successfully, it may incur substantial costs and delays in increasing its customer base. In addition,

'the failure to integrate acquisitions successfully may divert management's attention from SYSCO's existing business and may damage SYSCO's relationships with its key customers and suppliers.

  Charter and Stockholder Rights Plan

     Under its Restated Certificate of Incorporation, SYSCO's Board of Directors is authorized to issue up to 1.5 million shares of preferred stock without stockholder approval. Issuance of these shares could make it more difficult for anyone to acquire SYSCO without approval of the Board of Directors, depending on the rights and preferences of the stock issued. In addition, if anyone attempts to acquire SYSCO without approval of the Board of Directors of SYSCO, the stockholders of SYSCO have the right to purchase preferred stock of SYSCO pursuant to its Stockholder Rights Plan, which could result in substantial dilution to a potential acquiror. The existence of either of these provisions could deter hostile takeover attempts that might result in an acquisition of SYSCO that could otherwise have been financially beneficial to SYSCO's stockholders.

FORWARD-LOOKING STATEMENTS

     Certain statements made herein that look forward in time or express management's expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about SYSCO's ability to increase its market share and sales, long-term debt to capitalization target ratios, anticipated capital expenditures, and SYSCO's ability to meet future cash requirements and remain profitable.

     These statements are based on management's current expectations and estimates; actual results may differ materially due in part to the risk factors discussed above. In addition, SYSCO's ability to increase its market share and sales, meet future cash requirements and remain profitable could be affected by conditions in the economy and the industry and internal factors such as the ability to control expenses. The ability to meet long-term debt to capitalization target ratios may also be affected by share repurchases, cash flow, acquisitions and internal growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of market risk see "Market Risk" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Management on Internal Accounting Controls......   16
  Report of Independent Public Accountants..................   17
  Consolidated Balance Sheets...............................   18
  Consolidated Results of Operations........................   19
  Consolidated Shareholders' Equity.........................   20
  Consolidated Cash Flows...................................   21
  Summary of Accounting Policies............................   22
  Additional Financial Information..........................   24
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

     The company believes that its system of internal controls is effective and adequate to accomplish the objectives discussed above.


                /s/ CHARLES H. COTROS                         /s/ JOHN K. STUBBLEFIELD, JR.
-----------------------------------------------------         -----------------------------------------------------
                  Charles H. Cotros                           John K. Stubblefield, Jr.
        Chairman and Chief Executive Officer                  Executive Vice President,
                                                              Finance and Administration

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Sysco Corporation

     We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware corporation) and subsidiaries as of June 30, 2001 and July 1, 2000, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sysco Corporation and subsidiaries as of June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a), No. 2, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 /s/ ARTHUR ANDERSEN LLP
                                            ------------------------------------
                                                    Arthur Andersen LLP

Houston, Texas
August 1, 2001

                                     SYSCO

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 2001   JULY 1, 2000
                                                              -------------   ------------
                                                                (IN THOUSANDS EXCEPT FOR
                                                                      SHARE DATA)
                                          ASSETS


Current assets
  Cash......................................................   $  135,743      $  159,128
  Accounts and notes receivable, less allowances of $27,984
     and $27,628............................................    1,658,044       1,519,038
  Inventories...............................................    1,061,893         937,899
  Deferred taxes............................................       88,746          72,041
  Prepaid expenses..........................................       40,456          45,109
                                                               ----------      ----------
          Total current assets..............................    2,984,882       2,733,215
Plant and equipment at cost, less depreciation..............    1,518,593       1,344,693
Other assets
  Goodwill and intangibles, less amortization...............      768,837         543,655
  Other.....................................................      196,209         192,392
                                                               ----------      ----------
          Total other assets................................      965,046         736,047
                                                               ----------      ----------
          Total assets......................................   $5,468,521      $4,813,955
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
  Notes payable.............................................   $   30,640      $   31,109
  Accounts payable..........................................    1,271,817       1,186,721
  Accrued expenses..........................................      640,839         527,233
  Income taxes..............................................      123,332          17,914
  Current maturities of long-term debt......................       23,267          19,958
                                                               ----------      ----------
          Total current liabilities.........................    2,089,895       1,782,935
Long-term debt..............................................      961,421       1,023,642
Deferred taxes..............................................      269,685         245,810
Contingencies
Shareholders' equity
  Preferred stock, par value $1 per share
     Authorized 1,500,000 shares, issued none...............           --              --
  Common stock, par value $1 per share
     Authorized 1,000,000,000 shares, issued 765,174,900 and
     382,587,450 shares.....................................      765,175         382,587
  Paid-in capital...........................................      186,818          76,967
  Retained earnings.........................................    2,462,145       2,332,238
  Other comprehensive loss..................................       (5,624)             --
                                                               ----------      ----------
                                                                3,408,514       2,791,792
  Less cost of treasury stock, 100,037,236 and 51,102,663
     shares.................................................    1,260,994       1,030,224
                                                               ----------      ----------
  Total shareholders' equity................................    2,147,520       1,761,568
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $5,468,521      $4,813,955
                                                               ==========      ==========

    See Summary of Accounting Policies and Additional Financial Information.

                                     SYSCO

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                        YEAR ENDED
                                                        -------------------------------------------
                                                                                       JULY 3, 1999
                                                        JUNE 30, 2001   JULY 1, 2000    (53 WEEKS)
                                                        -------------   ------------   ------------
                                                           (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales.................................................   $21,784,497    $19,303,268    $17,422,815
Costs and expenses
  Cost of sales.......................................    17,513,138     15,649,551     14,207,860
  Operating expenses..................................     3,232,827      2,843,755      2,547,266
  Interest expense....................................        71,776         70,832         72,839
  Other, net..........................................           101          1,522            963
                                                         -----------    -----------    -----------
          Total costs and expenses....................    20,817,842     18,565,660     16,828,928
                                                         -----------    -----------    -----------
Earnings before income taxes..........................       966,655        737,608        593,887
Income taxes..........................................       369,746        283,979        231,616
                                                         -----------    -----------    -----------
Earnings before cumulative effect of accounting
  change..............................................       596,909        453,629        362,271
Cumulative effect of accounting change................            --         (8,041)            --
                                                         -----------    -----------    -----------
Net earnings..........................................   $   596,909    $   445,588    $   362,271
                                                         ===========    ===========    ===========
Earnings before accounting change:
  Basic earnings per share............................   $      0.90    $      0.69    $      0.54
  Diluted earnings per share..........................          0.88           0.68           0.54
Cumulative effect of accounting change:
  Basic earnings per share............................            --          (0.01)            --
  Diluted earnings per share..........................            --          (0.01)            --
Net earnings:
  Basic earnings per share............................          0.90           0.68           0.54
  Diluted earnings per share..........................          0.88           0.67           0.54

    See Summary of Accounting Policies and Additional Financial Information.

                                     SYSCO

                       CONSOLIDATED SHAREHOLDERS' EQUITY

                                           COMMON STOCK                                    OTHER            TREASURY STOCK
                                      ----------------------   PAID-IN     RETAINED    COMPREHENSIVE   ------------------------
                                        SHARES       AMOUNT    CAPITAL     EARNINGS        LOSS          SHARES        AMOUNT
                                      -----------   --------   --------   ----------   -------------   -----------   ----------
                                                                (IN THOUSANDS EXCEPT FOR SHARE DATA)
Balance at June 27, 1998............  382,587,450   $382,587   $     --   $1,796,488                    47,578,288   $  822,286
Net earnings for year ended July 3,
  1999..............................                                         362,271
Cash dividends paid, $0.19 per
  share.............................                                        (126,691)
Treasury stock purchases............                                                                     7,567,300      203,958
Stock options exercised.............                             (5,621)                                  (988,679)     (15,954)
Employees' Stock Purchase Plan......                              3,679                                   (894,094)     (15,906)
Management Incentive Plan...........                              2,814                                   (347,750)      (6,053)
                                      -----------   --------   --------   ----------      -------      -----------   ----------
Balance at July 3, 1999.............  382,587,450   $382,587   $    872   $2,032,068      $    --       52,915,065   $  988,331
Net earnings for year ended July 1,
  2000..............................                                         445,588
Cash dividends paid, $0.22 per
  share.............................                                        (145,418)
Treasury stock purchases............                                                                     5,660,400      186,296
Treasury stock issued for
  acquisitions......................                             69,794                                 (4,984,497)     (98,362)
Stock options exercised.............                             (7,526)                                (1,163,222)     (20,104)
Employees' Stock Purchase Plan......                              9,446                                   (943,530)     (18,585)
Management Incentive Plan...........                              4,381                                   (381,553)      (7,352)
                                      -----------   --------   --------   ----------      -------      -----------   ----------
Balance at July 1, 2000.............  382,587,450   $382,587   $ 76,967   $2,332,238      $    --       51,102,663   $1,030,224
Net earnings for year ended June 30,
  2001..............................                                         596,909
Cash dividends paid, $0.26 per
  share.............................                                        (173,701)
Treasury stock purchases............                                                                    16,000,000      428,196
Treasury stock issued for
  acquisitions......................                            184,357                                (12,025,208)    (136,696)
Stock options exercised.............                            (11,099)                                (3,677,972)     (34,529)
Employees' Stock Purchase Plan......                             16,713                                 (1,630,208)     (17,770)
Management Incentive Plan...........                              9,167                                   (834,702)      (8,431)
Minimum pension liability
  adjustment, net of tax benefit of
  $3,484............................                                                       (5,624)
2-for-1 stock split.................  382,587,450    382,588    (89,287)    (293,301)                   51,102,663
                                      -----------   --------   --------   ----------      -------      -----------   ----------
Balance at June 30, 2001............  765,174,900   $765,175   $186,818   $2,462,145      $(5,624)     100,037,236   $1,260,994
                                      ===========   ========   ========   ==========      =======      ===========   ==========

    See Summary of Accounting Policies and Additional Financial Information.

                                     SYSCO

                            CONSOLIDATED CASH FLOWS

                                                                           YEAR ENDED
                                                           -------------------------------------------
                                                                                          JULY 3, 1999
                                                           JUNE 30, 2001   JULY 1, 2000    (53 WEEKS)
                                                           -------------   ------------   ------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings...........................................    $596,909        $445,588       $362,271
  Add non-cash items:
     Cumulative effect of accounting change..............          --           8,041             --
     Depreciation and amortization.......................     248,240         220,661        205,005
     Deferred tax provision (benefit)....................       6,199         (25,528)         5,656
     Provision for losses on receivables.................      21,740          27,082         26,208
  Additional investment in certain assets and
     liabilities, net of effect of businesses acquired:
     (Increase) in receivables...........................     (83,945)       (118,578)      (144,969)
     (Increase) in inventories...........................     (54,119)        (56,943)       (61,464)
     Decrease (increase) in prepaid expenses.............       6,547           3,378         (3,180)
     Increase in accounts payable........................      33,377         105,790        164,143
     Increase in accrued expenses........................      86,582         128,174         82,016
     Increase (decrease) in income taxes.................     106,047          16,254        (19,420)
     (Increase) in other assets..........................     (12,353)        (45,193)       (30,963)
                                                             --------        --------       --------
  Net cash provided by operating activities..............     955,224         708,726        585,303
                                                             --------        --------       --------
Cash flows from investing activities:
  Additions to plant and equipment.......................    (341,138)       (266,413)      (286,687)
  Proceeds from sales of plant and equipment.............      12,750          18,922         24,952
  Acquisition of businesses, net of cash acquired........     (10,363)       (211,901)            --
                                                             --------        --------       --------
  Net cash used for investing activities.................    (338,751)       (459,392)      (261,735)
                                                             --------        --------       --------
Cash flows from financing activities:
  Bank and commercial paper (repayments) borrowings......     (72,055)         51,810       (109,962)
  Other debt (repayments) borrowings.....................     (41,417)        (11,947)       117,273
  Common stock reissued from treasury....................      75,511          52,342         38,785
  Treasury stock purchases...............................    (428,196)       (186,296)      (203,958)
  Dividends paid.........................................    (173,701)       (145,418)      (126,691)
                                                             --------        --------       --------
  Net cash used for financing activities.................    (639,858)       (239,509)      (284,553)
                                                             --------        --------       --------
Net (decrease) increase in cash..........................     (23,385)          9,825         39,015
Cash at beginning of year................................     159,128         149,303        110,288
                                                             --------        --------       --------
Cash at end of year......................................    $135,743        $159,128       $149,303
                                                             ========        ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest............................................    $ 71,791        $ 70,977       $ 66,706
     Income taxes........................................     251,567         272,022        237,990

    See Summary of Accounting Policies and Additional Financial Information.

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

     Sysco Corporation (SYSCO) is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "food-prepared-away-from-home" industry. These services are performed from 115 distribution facilities for about 370,000 customers located in the 39 states where facilities are situated, in nine adjacent states, Alaska, Hawaii and the District of Columbia. The company also has six facilities in British Columbia (three in Vancouver, two in Victoria and one in Kelowna), one in Peterborough, Ontario, one in Mississauga, Ontario and one in Edmonton, Alberta which service customers in those surrounding areas.

     The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the fiscal 2001 presentation.

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

     A summary of plant and equipment, including the related accumulated depreciation, appears below:

                                                                              ESTIMATED
                                          JUNE 30, 2001     JULY 1, 2000     USEFUL LIVES
                                         ---------------   ---------------   ------------
Plant and equipment, at cost
  Land.................................  $   120,836,000   $   110,546,000
  Buildings and improvements...........    1,202,701,000     1,050,417,000   10-40 years
  Equipment............................    1,572,161,000     1,398,555,000    3-20 years
                                         ---------------   ---------------
                                           2,895,698,000     2,559,518,000
Accumulated depreciation...............   (1,377,105,000)   (1,214,825,000)
                                         ---------------   ---------------
Net plant and equipment................  $ 1,518,593,000   $ 1,344,693,000
                                         ===============   ===============

GOODWILL AND INTANGIBLES

     Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired and are amortized over 25 to 40 years using the straight-line method. The company reviews goodwill and intangibles to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future operating cash flows are lower than the carrying value. Accumulated amortization at June 30, 2001, July 1, 2000 and July 3, 1999 was $116,439,000, $96,862,000 and $84,160,000, respectively.

COSTS OF START-UP ACTIVITIES

     In the first quarter of fiscal 2000, SYSCO recorded a one-time, after-tax, non-cash charge of $8,041,000 to comply with the required adoption of AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the write-off of any unamortized costs of start-up activities and organization costs. Such costs are now expensed as incurred.

INSURANCE PROGRAM

     SYSCO maintains a self-insurance program covering portions of workers' compensation and general and automobile liability costs. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported.

REVENUE RECOGNITION

     The Company recognizes revenue from the sale of a product at the time the product is delivered to the customer.

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

SHIPPING AND HANDLING COSTS

     Shipping and handling costs includes costs associated with selection of products for delivery to customers. Included in operating expenses are shipping and handling costs of approximately $1,297,944,000 in fiscal 2001, $1,140,116,000 in fiscal 2000 and $1,026,097,000 in fiscal 1999.

ACQUISITIONS

     During fiscal 2001, SYSCO acquired for cash and stock, two custom-meat operations, two broadline foodservice companies and one company that supplies products to the lodging industry. In the aggregate, SYSCO paid cash of $8,848,000 and issued 12,399,957 shares to the former owners of the acquired companies.

     During fiscal 2000, SYSCO acquired for cash and stock, three custom-meat operations, two broadline foodservice companies and one specialty produce company. In the aggregate, SYSCO paid cash of $211,901,000 and issued 9,968,994 shares to the former owners of the acquired companies. During fiscal 2001, SYSCO paid additional cash of $1,515,000 related to these acquisitions and issued an additional 152,002 shares to former owners of the acquired companies.

     The transactions were accounted for using the purchase method of accounting and the financial statements include the results of the acquired companies from the respective dates they joined SYSCO.

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

NEW ACCOUNTING STANDARDS

     In fiscal 1999, SYSCO adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement did not change the measurement or recognition of those plans, but revised the disclosure requirements for pensions and other postretirement plans.

     In fiscal 2000, SYSCO adopted AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for SYSCO's use. The adoption of SOP 98-1 did not have a significant effect on SYSCO's consolidated results of operations or financial position.

     In fiscal 2001, SYSCO adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity and the adoption did not have a significant effect on SYSCO's consolidated results of operations or financial position.

     In fiscal 2001, SYSCO adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 had no effect on SYSCO's consolidated results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill which arises from business combinations after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date SYSCO adopts the statement, which is expected to be June 30, 2002. SYSCO has six months from the date it adopts SFAS No. 142 to test for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill and intangible assets with indeterminate lives should be tested for impairment annually or as needed.

     Management is currently assessing the impact that the adoption of SFAS No. 142, but has not yet determined the impact that the adoption will have on its consolidated financial statements.

                        ADDITIONAL FINANCIAL INFORMATION

INCOME TAXES

     The income tax provisions consist of the following:

                                                 2001           2000           1999
                                             ------------   ------------   ------------
Federal income taxes.......................  $322,837,000   $250,309,000   $200,537,000
State, local and other income taxes........    46,909,000     33,670,000     31,079,000
                                             ------------   ------------   ------------
          Total............................  $369,746,000   $283,979,000   $231,616,000
                                             ============   ============   ============

     Included in the income taxes charged to earnings are net deferred tax provisions (benefits) of $6,199,000, ($25,528,000) and $5,656,000 in fiscal
2001, 2000 and 1999 respectively. The deferred tax provisions (benefits) result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of SYSCO's deferred tax assets and liabilities are as follows:

                                                           JUNE 30, 2001   JULY 1, 2000
                                                           -------------   ------------
Deferred tax liabilities:
  Excess tax depreciation and basis differences of
     assets..............................................  $238,846,000    $219,786,000
  Computer systems development project...................     9,700,000       9,838,000
  Inventory..............................................    15,595,000       7,961,000
  Other..................................................     5,544,000       8,225,000
                                                           ------------    ------------
          Total deferred tax liabilities.................   269,685,000     245,810,000
                                                           ------------    ------------
Deferred tax assets:
  Accrued pension expenses...............................    19,733,000      20,008,000
  Accrued medical and casualty insurance expenses........    14,234,000      16,387,000
  Other..................................................    54,779,000      35,646,000
                                                           ------------    ------------
          Total deferred tax assets......................    88,746,000      72,041,000
                                                           ------------    ------------
Net deferred tax liabilities.............................  $180,939,000    $173,769,000
                                                           ============    ============

     The company has enjoyed taxable earnings during each year of its thirty-two year existence and knows of no reason such profitability should not continue. Consequently, SYSCO believes that it is more likely than not that the entire benefit of existing temporary differences will be realized and therefore no valuation allowance has been established for deferred tax assets.

     Reconciliations of the statutory Federal income tax rate to the effective income tax rates are as follows:

                                                              2001    2000   1999
                                                              -----   ----   ----
Statutory Federal income tax rate...........................  35.00%  35.0%  35.0%
State and local income taxes, net of Federal income tax
  benefit...................................................   2.63    3.0    3.8
Other.......................................................   0.62    0.5    0.2
                                                              -----   ----   ----
                                                              38.25%  38.5%  39.0%
                                                              =====   ====   ====

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     The allowance for doubtful accounts receivable was $27,984,000 as of June 30, 2001 and $27,628,000 as of July 1, 2000. Customer accounts written off, net of recoveries, were $23,045,000 or 0.11% of sales, $24,881,000 or 0.13% of sales and $25,914,000 or 0.15% of sales for fiscal 2001, 2000 and 1999, respectively.

SHAREHOLDERS' EQUITY

     On November 3, 2000 the Board of Directors declared a 2-for-1 stock split effected by a 100% stock dividend paid on December 15, 2000 to shareholders of record on November 15, 2000. All share and per share data in these financial statements have been restated to reflect the stock split.

     In fiscal 1998, SYSCO adopted the provisions of SFAS No. 128, "Earnings Per Share," which replaced primary and fully-diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share have been computed by dividing net earnings by 665,551,228 in 2001, 659,164,948 in 2000 and 665,827,092 in 1999, which represents the weighted average number of shares of common stock outstanding during those respective years. Diluted earnings per share have been computed by dividing net earnings by 677,949,351 in 2001, 669,555,856 in 2000 and 673,593,338 in 1999, which represents the weighted average number of shares of common stock outstanding during those respective years adjusted for the diluted effect of stock options outstanding using the treasury stock method.

     Comprehensive income is net earnings, plus certain other items that are recorded directly to shareholders' equity. The only such item currently applicable to the company is minimum pension liability in fiscal 2001. Comprehensive income was $591,285,000, $445,588,000 and $362,271,000 at June 30,
2001, July 1, 2000 and July 3, 1999, respectively.

     In May 1986, the Board of Directors adopted a Warrant Dividend Plan designed to protect against those unsolicited attempts to acquire control of SYSCO that the Board believes are not in the best interest of the shareholders. In May 1996, the Board of Directors adopted an amended and restated plan which, among other things, extends the expiration of the plan through May 2006. The plan was further amended in May 1999. As amended, the plan provides for a dividend distribution of one-fourth of one Preferred Stock Purchase Right (Right) for each outstanding share of SYSCO common stock. Each Right may be exercised to purchase one-half of one two-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $175, subject to adjustment. The Rights will not be exercisable until a party either acquires 10% of the company's common stock or makes a tender offer for 10% or more of its common stock. In the event of a merger or other business combination transaction, each Right effectively entitles the holder to purchase $350 worth of stock of the surviving company for a purchase price of $175.

     The Rights expire on May 21, 2006, and may be redeemed before expiration by SYSCO at a price of $0.01 per Right until a party acquires 10% of the company's common stock or thereafter under certain circumstances. As a result of the Rights distribution, 450,000 of the 1,500,000 authorized preferred shares have been reserved for issuance as Series A Junior Participating Preferred Stock.

DEBT

     SYSCO has uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $226,754,000 of which $30,640,000 and $31,109,000 were outstanding at June 30, 2001 and July 1, 2000, respectively. SYSCO's long-term debt consists of the following:

                                                         JUNE 30, 2001    JULY 1, 2000
                                                         -------------   --------------
Commercial paper, interest averaging 4.2% in 2001 and
  6.9% in 2000.........................................  $179,313,000..  $  247,870,000
Senior notes, interest at 6.5%, maturing in 2005.......   149,643,000       149,553,000
Senior notes, interest at 7.0%, maturing in 2006.......   200,000,000       200,000,000
Senior notes, interest at 7.25%, maturing in 2007......    99,774,000        99,735,000
Debentures, interest at 7.16%, maturing in 2027........    50,000,000        50,000,000
Debentures, interest at 6.50%, maturing in 2029........   224,359,000       224,336,000
Industrial Revenue Bonds, mortgages and other debt,
  interest averaging 6.2% in 2001 and 5.8% in 2000,
  maturing at various dates to 2026....................    81,599,000        72,106,000
                                                         ------------    --------------
Total long-term debt...................................   984,688,000     1,043,600,000
Less current maturities................................   (23,267,000)      (19,958,000)
                                                         ------------    --------------
Net long-term debt.....................................  $961,421,000    $1,023,642,000
                                                         ============    ==============

     The principal payments required to be made on long-term debt during the next five years are shown below:

FISCAL YEAR                                                 AMOUNT
-----------                                              ------------
2002...................................................  $ 23,267,000
2003...................................................     9,564,000
2004...................................................   196,412,000
2005...................................................   152,451,000
2006...................................................   202,757,000

     SYSCO has a $300,000,000 revolving loan agreement maturing in fiscal 2004 which currently supports the company's commercial paper program. The commercial paper borrowings at June 30, 2001 were $179,313,000.

     In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due June 12, 2005, under a $500,000,000 shelf registration filed with the Securities and Exchange Commission. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006, under this shelf registration. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. On April 22, 1997 in two separate offerings, SYSCO drew down the remaining $150,000,000 of the $500,000,000 shelf registration. SYSCO issued 7.16% debentures totaling $50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. At that time SYSCO also issued 7.25% senior notes totaling $100,000,000 due April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and not subject to any sinking fund requirement.

     On June 3, 1998, SYSCO filed with the Securities and Exchange Commission another $500,000,000 shelf registration of debt securities. On July 22, 1998, SYSCO issued 6.5% debentures totaling $225,000,000 under this shelf registration, due on August 1, 2028. These debentures were priced at 99.685% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption. Proceeds from the debentures were used to pay down outstanding commercial paper.

     The Industrial Revenue Bonds have varying structures. Final maturities range from one to twenty-four years and certain of the bonds provide SYSCO the right to redeem (or call) the bonds at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity.

     Net long-term debt at June 30, 2001 was $961,421,000, of which 80% is at fixed rates averaging 6.76% with an average life of thirteen years, while the remainder is financed at floating rates averaging 4.28%. Certain loan agreements contain typical debt covenants to protect noteholders including provisions to maintain tangible net worth in excess of a specified level. SYSCO is in compliance with all debt covenants at June 30, 2001.

     The fair value of SYSCO's total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximates $990,390,000 at June 30, 2001 and $986,966,000 at July 1, 2000.

     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of June 30, 2001 and July 1, 2000, letters of credit outstanding were $42,129,000 and $37,319,000, respectively. As of June 30, 2001 SYSCO has not entered into any significant derivative or other off-balance-sheet financing arrangements.

LEASES

     Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $59,833,000, $44,015,000 and $36,904,000 in fiscal 2001, 2000 and 1999, respectively.
Contingent rentals, subleases and assets and obligations under capital leases are not significant.

     Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

FISCAL YEAR                                                 AMOUNT
-----------                                               -----------
2002....................................................  $36,875,000
2003....................................................   29,848,000
2004....................................................   23,627,000
2005....................................................   19,125,000
2006....................................................   17,912,000
Later years.............................................   27,201,000

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

     The following summary presents information with regard to options under this plan:

                                            OPTIONS EXERCISABLE          OPTIONS OUTSTANDING
                                        ---------------------------   -------------------------
                                          MAXIMUM       WEIGHTED       SHARES       WEIGHTED
                                          SHARES      AVERAGE PRICE     UNDER     AVERAGE PRICE
                                        EXERCISABLE     PER SHARE      OPTION       PER SHARE
                                        -----------   -------------   ---------   -------------
Balance at June 27, 1998..............   1,038,534        $4.86       1,038,534       $4.86
  Exercised...........................                                 (323,478)       4.61
                                                                      ---------
Balance at July 3, 1999...............     715,056         4.97         715,056        4.97
  Exercised...........................                                 (321,478)       4.89
                                                                      ---------
Balance at July 1, 2000...............     393,578         5.04         393,578        5.04
  Cancelled...........................                                   (4,000)       5.56
  Exercised...........................                                 (281,200)       4.83
                                                                      ---------
Balance at June 30, 2001..............     108,378        $5.56         108,378       $5.56
                                                                      =========

     The options outstanding at June 30, 2001 under this plan have an exercise price of $5.56 and expired on September 5, 2001.

  1991 Stock Option Plan

     The 1991 Stock Option Plan (1991 plan) was adopted in fiscal 1992 and originally reserved 12,000,000 shares of SYSCO common stock for options to directors, officers and key personnel of the company and its subsidiaries at the market price at date of grant. This plan provided for the issuance of options which are qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified and stock appreciation rights. During fiscal 1996, the shareholders approved an amendment to the 1991 plan for an additional 32,000,000 shares to be made available for future grants of options. To date, the company has issued stock options but no stock appreciation rights under this plan.

     The following summary presents information with regard to options under the 1991 plan:

                                          OPTIONS EXERCISABLE          OPTIONS OUTSTANDING
                                      ---------------------------   --------------------------
                                        MAXIMUM       WEIGHTED        SHARES       WEIGHTED
                                        SHARES      AVERAGE PRICE     UNDER      AVERAGE PRICE
                                      EXERCISABLE     PER SHARE       OPTION       PER SHARE
                                      -----------   -------------   ----------   -------------
Balance at June 27, 1998............   9,773,056        $6.99       17,019,584      $ 7.56
  Granted...........................                                 3,101,210       10.94
  Cancelled.........................                                  (615,758)       7.95
  Exercised.........................                                (1,965,538)       7.06
                                                                    ----------
Balance at July 3, 1999.............  10,683,008         7.33       17,539,498        8.20
  Granted...........................                                 4,950,784       16.33
  Cancelled.........................                                  (946,688)       8.78
  Exercised.........................                                (2,312,126)       7.36
                                                                    ----------
Balance at July 1, 2000.............  11,323,692         7.90       19,231,468       10.36
  Granted...........................                                 5,674,910       20.98
  Cancelled.........................                                  (459,626)      16.74
  Exercised.........................                                (3,651,651)       8.57
                                                                    ----------
Balance at June 30, 2001............  11,417,314        $9.23       20,795,101      $13.43
                                                                    ==========

     No further grants will be made under this plan which expired in November 2000 and was replaced by the 2000 Stock Incentive Plan. The following table summarizes information about options outstanding as of June 30, 2001:

                                  OPTIONS EXERCISABLE                         OPTIONS OUTSTANDING
                             -----------------------------   -----------------------------------------------------
                                              WEIGHTED                      WEIGHTED AVERAGE          WEIGHTED
                                          AVERAGE EXERCISE                REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICE        SHARES          PRICE           SHARES          LIFE (YRS)              PRICE
-----------------------      ----------   ----------------   ----------   ---------------------   ----------------
$6.31 to $8.75.............   8,444,382        $ 7.76         8,500,282           4.59                 $ 7.71
$10.94 to $26.16...........   2,972,932         13.39        12,294,819           8.25                  17.38
                             ----------                      ----------
Balance at June 30, 2001...  11,417,314        $ 9.23        20,795,101           6.80                 $13.43
                             ==========                      ==========

  2000 Stock Incentive Plan

     The 2000 Stock Incentive Plan (2000 plan)was adopted in fiscal 2001 and provides for option grants and other stock based awards to directors, officers and other employees of the company and its subsidiaries at the market price at date of grant. The 2000 plan reserves 40,000,000 shares of SYSCO common stock, plus any shares of common stock which were available for grants under the 1991 plan but which were not utilized prior to its expiration and any shares issued under the 1991 plan that are forfeited, expire or are canceled (approximately 12,417,000 shares at June 30, 2001) and to the extent authorized by the Board of Directors, up to 10,000,000 shares of common stock which are reacquired by the company in the open market or private transactions after November 3, 2000. This plan provides for the issuance of options which are qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified, stock appreciation rights and other stock based awards. To date, the company has issued stock options but no stock appreciation rights under the plan.

     The following summary presents information with regard to options under the 2000 plan:

                                              OPTIONS EXERCISABLE         OPTIONS OUTSTANDING
                                          ---------------------------   -----------------------
                                            MAXIMUM       WEIGHTED      SHARES      WEIGHTED
                                            SHARES      AVERAGE PRICE    UNDER    AVERAGE PRICE
                                          EXERCISABLE     PER SHARE     OPTION      PER SHARE
                                          -----------   -------------   -------   -------------
Granted.................................       --          $26.16       150,000      $26.16
                                                                        -------
Balance at June 30, 2001................       --          $26.16       150,000      $26.16
                                                                        =======

     The options outstanding at June 30, 2001 under this plan have an exercise price of $26.16 and have a weighted average remaining contractual life of nine years.

  1993 and 1996 Guest Supply Stock Incentive Plans

     Prior to March 2001, Guest Supply, Inc. maintained the 1993 Stock Option Plan and the 1996 Long Term Incentive Plan (Guest Supply plans). In connection with SYSCO's acquisition of Guest Supply in March 2001, all outstanding options exercisable to purchase Guest Supply common stock were converted into options to purchase shares of SYSCO common stock. The number of shares underlying such options, as well as the exercise price, were adjusted pursuant to the terms of the Merger Agreement and Plan of Reorganization dated January 22, 2001. These options are fully vested and expire in ten years from the original grant date. No new options will be issued under any of the Guest Supply plans.

     The following summary presents information with regard to options under the Guest Supply plans:

                                              OPTIONS EXERCISABLE         OPTIONS OUTSTANDING
                                          ---------------------------   -----------------------
                                            MAXIMUM       WEIGHTED      SHARES      WEIGHTED
                                            SHARES      AVERAGE PRICE    UNDER    AVERAGE PRICE
                                          EXERCISABLE     PER SHARE     OPTION      PER SHARE
                                          -----------   -------------   -------   -------------
Granted.................................    571,920        $11.04       571,920      $11.04
Exercised...............................                                 (9,564)      13.50
                                                                        -------
Balance at June 30, 2001................    562,356        $11.00       562,356      $11.00
                                                                        =======

     The following table summarizes information about options outstanding as of June 30, 2001:

                               OPTIONS EXERCISABLE                      OPTIONS OUTSTANDING
                            --------------------------   --------------------------------------------------
                                          WEIGHTED                   WEIGHTED AVERAGE          WEIGHTED
                                      AVERAGE EXERCISE             REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICE     SHARES         PRICE         SHARES         LIFE (YRS)              PRICE
-----------------------     -------   ----------------   -------   ---------------------   ----------------
$4.88 to $12.03...........  409,336        $ 8.87        409,336            1.6                 $ 8.87
$14.84 to $18.43..........  153,020         16.70        153,020            6.3                  16.70
                            -------                      -------
Balance at June 30,
  2001....................  562,356        $11.00        562,356            4.1                 $11.00
                            =======                      =======

  Non-Employee Directors Stock Option Plan

     The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permitted the issuance of up to 800,000 shares of common stock to directors who were not employees of SYSCO. As of June 30, 2001, options for 272,000 shares, net of cancellations, had been granted to nine non-employee directors under this plan, 72,000 shares had been exercised and 200,000 shares were available for exercise. No further grants will be made under this plan, which was replaced by the Non-Employee Directors Stock Plan.

  Non-Employee Directors Stock Plan

     The Non-Employee Directors Stock Plan adopted in fiscal 1999 permits the issuance of up to 800,000 shares of common stock to directors who are not employees of SYSCO. Under this plan non-employee directors will receive a one time retainer stock award of 4,000 shares when first elected as a non-employee director and an annual automatic grant of options to purchase 8,000 shares of common stock provided certain earnings goals are met. As of June 30, 2001, options for 232,000 shares had been granted to ten non-employee directors under this plan, 13,330 shares had been exercised and 66,650 shares were available for exercise.

  Employees' Stock Purchase Plan

     SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During fiscal 2001, 1,619,001 shares of SYSCO common stock were purchased by the participants as compared to 1,820,752 purchased in fiscal 2000 and 1,891,422 purchased in fiscal 1999. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 13,308,651 remained available at June 30, 2001.

  Accounting Issues Relating to all Plans

     SYSCO accounts for these plans under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method of SFAS No. 123, SYSCO's pro forma net earnings and diluted earnings per share would have been $585,503,000 and $0.86 in fiscal 2001, $437,773,000 and $0.65 in fiscal 2000 and $357,148,000 and $0.53 in fiscal 1999. The disclosure requirements of SFAS No. 123 are applicable to options granted after 1995. The pro forma effects for fiscal 2001, 2000 and 1999 are not necessarily indicative of the pro forma effects in future years.

     The weighted average fair value of options granted was $7.98 and $6.14 during fiscal 2001 and 2000, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001 and 2000, respectively; dividend yield of 1.33% and 1.20%; expected volatility of 24% and 23%; risk-free interest rates of 6.3% and 6.1%; and expected lives of 8 years.

     The weighted average fair value of employee stock purchase rights issued was $3.98 and $2.62 during fiscal 2001 and 2000, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

EMPLOYEE BENEFIT PLANS

     SYSCO has defined benefit and defined contribution retirement plans for its employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements.

     The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contribution to this plan was $9,561,000 in 2001, $15,899,000 in 2000 and $5,813,000 in 1999. The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation.

     SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards under this plan were $52,540,000 in 2001, $40,977,000 in 2000 and $27,197,000 in 1999 and were paid in both cash and stock. In addition to receiving benefits upon retirement under the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan
(SERP). This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under the SERP, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $79,083,000 at June 30, 2001 and $76,480,000 at July 1, 2000. SYSCO is the sole owner and beneficiary of such policies, which are excluded from assets in the table below.

     In addition to providing pension benefits, SYSCO provides certain health care benefits to eligible retirees and their dependents in the United States.

     The funded status of the employee benefit plans is as follows:

                                              PENSION BENEFITS          OTHER POSTRETIREMENT PLANS
                                        ----------------------------   ----------------------------
                                        JUNE 30, 2001   JULY 1, 2000   JUNE 30, 2001   JULY 1, 2000
                                        -------------   ------------   -------------   ------------
Change in benefit obligation:
Benefit obligation at beginning of
  year................................  $ 433,323,000   $393,119,000    $ 3,615,000    $ 2,072,000
Service cost..........................     36,365,000     35,451,000        218,000        145,000
Interest cost.........................     34,194,000     29,109,000        283,000        150,000
Amendments............................      5,320,000     13,568,000             --      1,486,000
Actuarial loss (gain).................     83,231,000    (22,883,000)       342,000       (152,000)
Actual expenses.......................     (3,201,000)    (3,041,000)            --             --
Settlements...........................             --     (2,830,000)            --             --
Total disbursements...................    (12,472,000)    (9,170,000)       (67,000)       (86,000)
                                        -------------   ------------    -----------    -----------
Benefit obligation at end of year.....    576,760,000    433,323,000      4,391,000      3,615,000
                                        -------------   ------------    -----------    -----------
Change in plan assets:
Fair value of plan assets at beginning
  of year.............................    391,631,000    330,441,000             --             --
Actual return on plan assets..........     (2,327,000)    32,838,000             --             --
Employer contribution.................     42,743,000     40,563,000         67,000         86,000
Actual expenses.......................     (3,201,000)    (3,041,000)            --             --
Total disbursements...................    (12,472,000)    (9,170,000)       (67,000)       (86,000)
                                        -------------   ------------    -----------    -----------
Fair value of plan assets at end of
  year................................    416,374,000    391,631,000             --             --
                                        -------------   ------------    -----------    -----------
Funded status.........................   (160,386,000)   (41,692,000)    (4,391,000)    (3,615,000)
Unrecognized net actuarial loss
  (gain)..............................    113,348,000    (12,042,000)    (2,830,000)    (3,346,000)
Unrecognized net (asset) obligation
  due to initial application of SFAS
  No. 87..............................     (1,120,000)    (1,967,000)     1,840,000      1,994,000
Unrecognized prior service cost.......     17,422,000     12,581,000      1,801,000      2,003,000
                                        -------------   ------------    -----------    -----------
Accrued benefit cost..................  $ (30,736,000)  $(43,120,000)   $(3,580,000)   $(2,964,000)
                                        =============   ============    ===========    ===========

     The assumptions used to value obligations at year end were:

                                                     PENSION BENEFITS          OTHER POSTRETIREMENT PLANS
                                               ----------------------------   ----------------------------
                                               JUNE 30, 2001   JULY 1, 2000   JUNE 30, 2001   JULY 1, 2000
                                               -------------   ------------   -------------   ------------
Weighted-average assumptions as of year end:
Discount rate................................       7.50%          8.00%          7.50%           8.00%
Expected rate of return......................      10.50%         10.50%            --              --
Rate of compensation increase................       4.50%          4.50%            --              --

     A health care cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

     The components of net pension and other postretirement benefit costs are as follows:

                                                 PENSION BENEFITS          OTHER POSTRETIREMENT PLANS
                                           ----------------------------   ----------------------------
                                           JUNE 30, 2001   JULY 1, 2000   JUNE 30, 2001   JULY 1, 2000
                                           -------------   ------------   -------------   ------------
Components of net periodic benefit cost:
Service cost.............................  $ 36,365,000    $ 35,451,000     $ 218,000      $ 145,000
Interest cost............................    34,194,000      29,109,000       283,000        150,000
Expected return on plan assets...........   (40,504,000)    (34,168,000)           --             --
Amortization of prior service cost.......       479,000        (625,000)      202,000         72,000
Recognized net actuarial loss (gain).....       672,000         628,000      (173,000)      (194,000)
Amortization of net transition
  obligation.............................      (847,000)       (847,000)      153,000        153,000
                                           ------------    ------------     ---------      ---------
Net pension costs........................  $ 30,359,000    $ 29,548,000     $ 683,000      $ 326,000
                                           ============    ============     =========      =========

     Multi-employer pension costs were $26,246,000 and $23,540,000 in 2001 and 2000, respectively.

     The projected benefit obligation and accumulated benefit obligation were $465,348,000 and $401,192,000, respectively, as of June 30, 2001 and
$365,934,000 and $319,067,000, respectively, as of July 1, 2000. The projected benefit obligation and accumulated benefit obligation for the SERP were $111,411,000 and $70,648,000, respectively, as of June 30, 2001 and $67,389,000 and $50,232,000, respectively as of July 1, 2000.

CONTINGENCIES

     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

BUSINESS SEGMENT INFORMATION

     SYSCO, through its 124 operating companies, provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Each of SYSCO's operating companies generally represents a separate operating segment. Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the company has aggregated its operating companies into five segments based upon the economic characteristics of each operating company, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both SYSCO's traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to SYSCO's three other segments, including the company's specialty produce, lodging industry and meat segments. SYSCO's Canadian operations are insignificant for geographical disclosure purposes.

     The accounting policies for the segments are the same as those disclosed by SYSCO. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that eliminate upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company.

                                                                YEAR ENDED
                                                -------------------------------------------
                                                JUNE 30, 2001   JULY 1, 2000   JULY 3, 1999
                                                -------------   ------------   ------------
                                                              (IN THOUSANDS)
Sales:
  Broadline...................................   $18,106,842    $16,643,578    $15,420,858
  SYGMA.......................................     2,415,840      2,154,043      2,001,957
  Other.......................................     1,377,987        534,750             --
  Intersegment sales..........................      (116,172)       (29,103)            --
                                                 -----------    -----------    -----------
          Total...............................   $21,784,497    $19,303,268    $17,422,815
                                                 ===========    ===========    ===========
Earnings before income taxes:
  Broadline...................................   $ 1,006,213    $   800,932    $   666,085
  SYGMA.......................................        16,319          5,208         12,513
  Other.......................................        42,288         21,283             --
                                                 -----------    -----------    -----------
  Total segments..............................     1,064,820        827,423        678,598
  Unallocated corporate expenses..............       (98,165)       (89,815)       (84,711)
                                                 -----------    -----------    -----------
          Total...............................   $   966,655    $   737,608    $   593,887
                                                 ===========    ===========    ===========
Depreciation and amortization:
  Broadline...................................   $   189,058    $   180,256    $   172,312
  SYGMA.......................................        14,492         13,987         14,730
  Other.......................................        13,150          2,577             --
                                                 -----------    -----------    -----------
  Total segments..............................       216,700        196,820        187,042
  Corporate...................................        31,540         23,841         17,963
                                                 -----------    -----------    -----------
          Total...............................   $   248,240    $   220,661    $   205,005
                                                 ===========    ===========    ===========
Capital expenditures:
  Broadline...................................   $   288,934    $   227,834    $   255,125
  SYGMA.......................................        16,996         21,061         41,600
  Other.......................................        14,327          7,583             --
                                                 -----------    -----------    -----------
  Total segments..............................       320,257        256,478        296,725
  Corporate...................................        20,881          9,935        (10,038)
                                                 -----------    -----------    -----------
          Total...............................   $   341,138    $   266,413    $   286,687
                                                 ===========    ===========    ===========
Assets:
  Broadline...................................   $ 3,531,851    $ 3,302,796    $ 3,149,670
  SYGMA.......................................       352,062        180,811        150,516
  Other.......................................       425,376        238,761             --
                                                 -----------    -----------    -----------
  Total segments..............................     4,309,289      3,722,368      3,300,186
  Corporate...................................     1,159,232      1,091,587        796,396
                                                 -----------    -----------    -----------
          Total...............................   $ 5,468,521    $ 4,813,955    $ 4,096,582
                                                 ===========    ===========    ===========

     The sales mix for the principal product categories during the three years ended June 30, 2001 is as follows:

                                                                YEAR ENDED
                                                -------------------------------------------
                                                JUNE 30, 2001   JULY 1, 2000   JULY 3, 1999
                                                -------------   ------------   ------------
                                                              (IN THOUSANDS)
Medical supplies..............................   $   150,241    $   161,146    $   135,978
Dairy products................................     1,905,596      1,734,472      1,736,234
Fresh and frozen meats........................     3,848,523      3,311,323      2,638,032
Seafood.......................................     1,330,880      1,216,421      1,041,400
Poultry.......................................     2,156,847      1,968,632      1,825,018
Frozen fruits, vegetables, bakery and other...     2,925,615      2,686,012      2,503,206
Canned and dry products.......................     4,212,677      3,998,358      3,842,238
Paper and disposables.........................     1,708,697      1,473,905      1,304,563
Janitorial products...........................       405,662        325,513        300,682
Equipment and smallwares......................       534,217        469,419        461,596
Fresh produce.................................     1,939,222      1,341,613      1,066,432
Beverage products.............................       666,320        616,454        567,436
                                                 -----------    -----------    -----------
          Total...............................   $21,784,497    $19,303,268    $17,422,815
                                                 ===========    ===========    ===========

QUARTERLY RESULTS (UNAUDITED)

     Financial information for each quarter in the years ended June 30, 2001 and July 1, 2000:

                                                        QUARTER ENDED
                                     ----------------------------------------------------
                                     SEPTEMBER 30   DECEMBER 30    MARCH 31     JUNE 30     FISCAL YEAR
                                     ------------   -----------   ----------   ----------   -----------
                                                    (IN THOUSANDS EXCEPT FOR SHARE DATA)
2001
Sales..............................   $5,360,174    $5,290,530    $5,344,496   $5,789,297   $21,784,497
Cost of sales......................    4,322,784     4,250,987     4,301,029    4,638,338    17,513,138
Operating expenses.................      787,497       795,674       800,156      849,500     3,232,827
Interest expense...................       17,401        18,034        18,498       17,843        71,776
Other, net.........................         (633)           46          (879)       1,567           101
                                      ----------    ----------    ----------   ----------   -----------
Earnings before income taxes.......      233,125       225,789       225,692      282,049       966,655
Income taxes.......................       89,170        86,365        86,327      107,884       369,746
                                      ----------    ----------    ----------   ----------   -----------
Net earnings.......................   $  143,955    $  139,424    $  139,365   $  174,165   $   596,909
                                      ==========    ==========    ==========   ==========   ===========
Per share:
  Diluted net earnings.............   $     0.21    $     0.21    $     0.21   $     0.26   $      0.88
  Cash dividends...................         0.06          0.06          0.07         0.07          0.26
  Market price -- high/low.........        24-19         30-22         30-20        30-22         30-19

                                                        QUARTER ENDED
                                      -------------------------------------------------
                                      OCTOBER 2    JANUARY 1     APRIL 1       JULY 1     FISCAL YEAR
                                      ----------   ----------   ----------   ----------   -----------
                                                   (IN THOUSANDS EXCEPT FOR SHARE DATA)
2000
Sales...............................  $4,657,034   $4,651,535   $4,722,935   $5,271,764   $19,303,268
Cost of sales.......................   3,793,200    3,771,998    3,829,148    4,255,205    15,649,551
Operating expenses..................     674,244      695,418      709,499      764,594     2,843,755
Interest expense....................      17,944       16,680       18,354       17,854        70,832
Other, net..........................        (189)       1,754           88         (131)        1,522
                                      ----------   ----------   ----------   ----------   -----------
Earnings before income taxes........     171,835      165,685      165,846      234,242       737,608
Income taxes........................      66,156       63,789       63,851       90,183       283,979
                                      ----------   ----------   ----------   ----------   -----------
Earnings before accounting change...     105,679      101,896      101,995      144,059       453,629
Accounting change...................      (8,041)          --           --           --        (8,041)
                                      ----------   ----------   ----------   ----------   -----------
Net earnings........................  $   97,638   $  101,896   $  101,995   $  144,059   $   445,588
                                      ==========   ==========   ==========   ==========   ===========
Per share:
  Diluted net earnings before
     accounting change..............  $     0.16   $     0.15   $     0.15   $     0.21   $      0.68
  Diluted earnings accounting change
     effect.........................       (0.01)          --           --           --         (0.01)
  Diluted net earnings..............        0.15         0.15         0.15         0.21          0.67
  Cash dividends....................        0.05         0.05         0.06         0.06          0.22
  Market price -- high/low..........       18-15        21-16        21-13        22-17         22-13
PERCENTAGE INCREASES -- 2001 VS.
  2000:
Sales...............................          15%          14%          13%          10%           13%
Earnings before income taxes........          36           36           36           20            31
Earnings before accounting change...          36           37           37           21            32
Net earnings........................          47           37           37           21            34
Diluted earnings per share before
  accounting change.................          31           40           40           24            29
Diluted net earnings per share......          40           40           40           24            31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Except as otherwise indicated, the information required by Items 10, 11, 12 and 13 is included in the company's definitive proxy statement which was filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on September 24, 2001 and such portions of said proxy statement are hereby incorporated by reference thereto.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers is included in Part I (Item 4A) of this Form 10-K (page 7).

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

          1. All financial statements. See index to Consolidated Financial Statements on page 15 of this Form 10-K.

          2. Financial Statement Schedule. See page 15 of this Form 10-K.

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

           4(d)            -- Senior Debt Indenture, dated as of June 15, 1995, between
                              Sysco Corporation and First Union National Bank of North
                              Carolina, Trustee, incorporated by reference to Exhibit
                              4(a) to Registration Statement on Form S-3 filed June 6,
                              1995 (File No. 33-60023).
           4(e)            -- First Supplemental Indenture, dated June 27, 1995,
                              between Sysco Corporation and First Union National Bank
                              of North Carolina, Trustee as amended, incorporated by
                              reference to Exhibit 4(e) to Form 10-K for the year ended
                              June 29, 1996 (File No. 1-6544).
           4(f)            -- Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank
                              of North Carolina, Trustee as amended, incorporated by
                              reference to Exhibit 4(f) to Form 10-K for the year ended
                              June 29, 1996 (File No. 1-6544).
           4(g)            -- Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank
                              of North Carolina, Trustee, incorporated by reference to
                              Exhibit 4(g) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
           4(h)            -- Fourth Supplemental Indenture, dated as of April 25,
                              1997, between Sysco Corporation and First Union National
                              Bank of North Carolina, Trustee, incorporated by
                              reference to Exhibit 4(h) to Form 10-K for the year ended
                              June 28,1997 (File No. 1-6544).
           4(i)            -- Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank,
                              Trustee, incorporated by reference to Exhibit 4(h) to
                              Form 10-K for the year ended June 27, 1998 (File No.
                              1-6544).
           4(j)            -- Agreement and Ninth Amendment to Competitive Advance and
                              Revolving Credit Facility Agreement dated as of December
                              1, 1999, incorporated by reference to Exhibit 4(j) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
          10(a)+           -- Amended and Restated Sysco Corporation Executive Deferred
                              Compensation Plan, incorporated by reference to Exhibit
                              10(a) to Form 10-K for the year ended July 1, 1995 (File
                              No. 1-6544).
          10(b)+           -- Fifth Amended and Restated Sysco Corporation Supplemental
                              Executive Retirement Plan, incorporated by reference to
                              Exhibit 10(b) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
          10(c)+           -- Sysco Corporation Employee Incentive Stock Option Plan,
                              incorporated by reference to Exhibit 10(c) to Form 10-K
                              for the year ended July 3, 1999 (File No. 1-6544).
          10(d)+           -- Sysco Corporation 1995 Management Incentive Plan,
                              incorporated by reference to Exhibit 10(e) to Form 10-K
                              for the year ended July 1, 1995 (File No. 1-6544).
          10(e)+           -- Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year
                              ended July 3, 1999 (File No. 1-6544).
          10(f)+           -- Amendments to Sysco Corporation 1991 Stock Option Plan
                              dated effective September 4, 1997, incorporated by
                              reference to Exhibit 10(f) to Form 10-K for the year
                              ended June 28, 1997 (File No. 1-6544).
          10(g)+           -- Amendments to Sysco Corporation 1991 Stock Option Plan
                              dated effective November 5, 1998, incorporated by
                              reference to Exhibit 10(g) to Form 10-K for the year
                              ended July 3, 1999 (File No. 1-6544).

          10(h)+           -- Sysco Corporation Amended and Restated Non-Employee
                              Directors Stock Option Plan, incorporated by reference to
                              Exhibit 10(g) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
          10(i)+           -- Amendment to the Amended and Restated Non-Employee
                              Directors Stock Option Plan dated effective November 5,
                              1998, incorporated by reference to Exhibit 10(i) to Form
                              10-K for the year ended July 3, 1999 (File No. 1-6544).
          10(j)+           -- Sysco Corporation Non-Employee Directors Stock Plan,
                              incorporated by reference to Appendix A of the 1998 Proxy
                              Statement (File No. 1-6544).
          10(k)            -- Amended and Restated Shareholder Rights Agreement,
                              incorporated by reference to Registration Statement on
                              Form 8-A/A, filed May 29, 1996 (File No. 1-6544).
          10(l)            -- Amendment to the Amended and Restated Shareholder Rights
                              Agreement dated as of May 20, 1996, incorporated by
                              reference to Exhibit 1 to Registration Statement on Form
                              8-A/A, filed July 16, 1999 (File No. 1-6544).
          10(m)+           -- Sysco Corporation Split Dollar Life Insurance Plan,
                              incorporated by reference to Exhibit 10(m) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
          10(n)+           -- Executive Compensation Adjustment Agreement -- Bill M.
                              Lindig, incorporated by reference to Exhibit 10(n) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
          10(o)+           -- Executive Compensation Adjustment Agreement -- Charles H.
                              Cotros, incorporated by reference to Exhibit 10(o) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
          10(p)+           -- First Amendment to Fifth Amended and Restated Sysco
                              Corporation Supplemental Executive Retirement Plan dated
                              effective June 29, 1997, incorporated by reference to
                              Exhibit 10(p) to Form 10-Q for the quarter ended January
                              1, 2000 (File No. 1-6544).
          10(q)+           -- First Amendment to Amended and Restated Sysco Corporation
                              Executive Deferred Compensation Plan dated effective June
                              29, 1997, incorporated by reference to Exhibit 10(q) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
          10(r)+           -- First Amendment to Sysco Corporation 1995 Management
                              Incentive Plan dated effective June 29, 1997,
                              incorporated by reference to Exhibit 10(r) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
          10(s)+           -- 2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000
                              (File No. 1-6544).
          10(t)+           -- 2000 Stock Incentive Plan, incorporated by reference to
                              Appendix B to Proxy Statement filed on September 25, 2000
                              (File No. 1-6544).
          10(u)+           -- Amended and Restated Non-Employee Directors Stock Plan,
                              incorporated by reference to Appendix B to Proxy
                              Statement filed on September 24, 2001 (File No. 1-6544).
          10(v)+           -- Second Amendment dated as of May 10, 2000, to the Fifth
                              Amended and Restated SYSCO Corporation Supplemental
                              Executive Retirement Plan, incorporated by reference to
                              Exhibit 10(a) to Form 10-Q for the quarter ended
                              September 30, 2000 filed on November 13, 2000 (File No.
                              1-6544).
          10(w)+           -- Second Amendment dated as of May 10, 2000, to Amended and
                              Restated SYSCO Corporation Executive Deferred
                              Compensation Plan, incorporated by reference to Exhibit
                              10(b) to Form 10-Q for the quarter ended September 30,
                              2000 filed on November 13, 2000 (File No. 1-6544).

          10(x)+           -- First Amendment dated as of May 10, 2000 to Amended and
                              Restated SYSCO Corporation Board of Directors Deferred
                              Compensation Plan, incorporated by reference to Exhibit
                              10(c) to Form 10-Q for the quarter ended September 30,
                              2000 filed on November 13, 2000 (File No. 1-6544).
          10(y)+           -- First Amendment, dated September 1, 2000, to the
                              Executive Compensation Adjustment Agreement between Sysco
                              and Charles H. Cotros, incorporated by reference to
                              Exhibit 10(d) to Form 10-Q for the quarter ended
                              September 30, 2000 filed on November 13, 2000 (File No.
                              1-6544).
          21#              -- Subsidiaries of the Registrant.
          23#              -- Independent Public Accountants' Consent.

---------------

+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#  Filed Herewith

     (b) The following reports on Form 8-K were filed during the fourth quarter of fiscal 2001:

          1. On April 12, 2001, the company filed a Form 8-K announcing the expected results of its third quarter ended March 31, 2001.

          2. On April 19, 2001, the company filed a Form 8-K announcing the results of its third quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of September, 2001.

                                            SYSCO CORPORATION

                                            By    /s/ CHARLES H. COTROS
                                             -----------------------------------
                                                      Charles H. Cotros
                                                  Chairman of the Board and
                                                   Chief Executive Officer

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

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:


                /s/ CHARLES H. COTROS                   Chairman of the Board and Chief Executive
-----------------------------------------------------     Officer
                  Charles H. Cotros

            /s/ JOHN K. STUBBLEFIELD, JR.               Executive Vice President, Finance and
-----------------------------------------------------     Administration
              John K. Stubblefield, Jr.

DIRECTORS:


                /s/ JOHN W. ANDERSON                                    /s/ RICHARD G. MERRILL
-----------------------------------------------------    -----------------------------------------------------
                  John W. Anderson                                        Richard G. Merrill

                /s/ COLIN G. CAMPBELL                                   /s/ FRANK H. RICHARDSON
-----------------------------------------------------    -----------------------------------------------------
                  Colin G. Campbell                                       Frank H. Richardson

                /s/ CHARLES H. COTROS                                  /s/ RICHARD J. SCHNIEDERS
-----------------------------------------------------    -----------------------------------------------------
                  Charles H. Cotros                                      Richard J. Schnieders

                /s/ JUDITH B. CRAVEN                                     /s/ PHYLLIS S. SEWELL
-----------------------------------------------------    -----------------------------------------------------
                  Judith B. Craven                                         Phyllis S. Sewell

              /s/ FRANK A. GODCHAUX III                                   /s/ JACKIE M. WARD
-----------------------------------------------------    -----------------------------------------------------
                Frank A. Godchaux III                                       Jackie M. Ward

                 /s/ JONATHAN GOLDEN                                     /s/ JOHN F. WOODHOUSE
-----------------------------------------------------    -----------------------------------------------------
                   Jonathan Golden                                         John F. Woodhouse

               /s/ THOMAS E. LANKFORD
-----------------------------------------------------
                 Thomas E. Lankford

                       SYSCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT    CHARGED TO      CHARGED TO                   BALANCE AT
                                        BEGINNING     COSTS AND    OTHER ACCOUNTS   DEDUCTIONS      END OF
                        DESCRIPTION     OF PERIOD     EXPENSES      DESCRIBE(1)     DESCRIBE(2)     PERIOD
                        ------------   -----------   -----------   --------------   -----------   -----------
For year ended
July 3, 1999..........  Allowance      $20,081,000   $26,208,000             --     $25,194,000   $21,095,000
                        for doubtful
                        accounts
For year ended
July 1, 2000..........  Allowance      $21,095,000   $27,082,000     $4,332,000     $24,881,000   $27,628,000
                        for doubtful
                        accounts
For year ended
June 30, 2001.........  Allowance      $27,628,000   $21,740,000     $1,661,000     $23,045,000   $27,984,000
                        for doubtful
                        accounts

---------------

(1) Allowance accounts resulting from acquisitions.

(2) Customer accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
           3(a)            -- Restated Certificate of Incorporation, incorporated by
                              reference to Exhibit 3(a) to Form 10-K for the year ended
                              June 28, 1997 (File No. 1-6544).
           3(b)            -- Bylaws of Sysco Corporation as amended May 12, 1999,
                              incorporated by reference to Exhibit 3(b) to Form 10-K
                              for the year ended July 3, 1999 (File No. 1-6544).
           3(c)            -- Form of Amended Certificate of Designation, Preferences
                              and Rights of Series A Junior Participating Preferred
                              Stock, incorporated by reference to Exhibit 3(c) to Form
                              10-K for the year ended June 29, 1996 (File No. 1-6544).
           3(d)            -- Certificate of Amendment of Certificate of Incorporation
                              increasing authorized shares, incorporated by reference
                              to Exhibit 3(d) to Form 10-Q for the quarter ended
                              January 1, 2000 (File No. 1-6544).
           4(a)            -- Sixth Amendment and Restatement of Competitive Advance
                              and Revolving Credit Facility Agreement dated May 31,
                              1996, incorporated by reference to Exhibit 4(a) to Form
                              10-K in the year ended June 27, 1996 (File No. 1-6544).
           4(b)            -- Agreement and Seventh Amendment to Competitive Advance
                              and Revolving Credit Facility Agreement dated as of June
                              27, 1997, incorporated by reference to Exhibit 4(a) to
                              Form 10-K for the year ended June 28, 1997 (File No.
                              1-6544).
           4(c)            -- Agreement and Eighth Amendment to Competitive Advance and
                              Revolving Credit Facility Agreement dated as of June 22,
                              1998, incorporated by reference to Exhibit 4(c) to Form
                              10-K for the year ended July 3, 1999 (File No. 1-6544).
           4(d)            -- Senior Debt Indenture, dated as of June 15, 1995, between
                              Sysco Corporation and First Union National Bank of North
                              Carolina, Trustee, incorporated by reference to Exhibit
                              4(a) to Registration Statement on Form S-3 filed June 6,
                              1995 (File No. 33-60023).
           4(e)            -- First Supplemental Indenture, dated June 27, 1995,
                              between Sysco Corporation and First Union National Bank
                              of North Carolina, Trustee as amended, incorporated by
                              reference to Exhibit 4(e) to Form 10-K for the year ended
                              June 29, 1996 (File No. 1-6544).
           4(f)            -- Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank
                              of North Carolina, Trustee as amended, incorporated by
                              reference to Exhibit 4(f) to Form 10-K for the year ended
                              June 29, 1996 (File No. 1-6544).
           4(g)            -- Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank
                              of North Carolina, Trustee, incorporated by reference to
                              Exhibit 4(g) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
           4(h)            -- Fourth Supplemental Indenture, dated as of April 25,
                              1997, between Sysco Corporation and First Union National
                              Bank of North Carolina, Trustee, incorporated by
                              reference to Exhibit 4(h) to Form 10-K for the year ended
                              June 28,1997 (File No. 1-6544).
           4(i)            -- Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank,
                              Trustee, incorporated by reference to Exhibit 4(h) to
                              Form 10-K for the year ended June 27, 1998 (File No.
                              1-6544).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
           4(j)            -- Agreement and Ninth Amendment to Competitive Advance and
                              Revolving Credit Facility Agreement dated as of December
                              1, 1999, incorporated by reference to Exhibit 4(j) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
          10(a)+           -- Amended and Restated Sysco Corporation Executive Deferred
                              Compensation Plan, incorporated by reference to Exhibit
                              10(a) to Form 10-K for the year ended July 1, 1995 (File
                              No. 1-6544).
          10(b)+           -- Fifth Amended and Restated Sysco Corporation Supplemental
                              Executive Retirement Plan, incorporated by reference to
                              Exhibit 10(b) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
          10(c)+           -- Sysco Corporation Employee Incentive Stock Option Plan,
                              incorporated by reference to Exhibit 10(c) to Form 10-K
                              for the year ended July 3, 1999 (File No. 1-6544).
          10(d)+           -- Sysco Corporation 1995 Management Incentive Plan,
                              incorporated by reference to Exhibit 10(e) to Form 10-K
                              for the year ended July 1, 1995 (File No. 1-6544).
          10(e)+           -- Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year
                              ended July 3, 1999 (File No. 1-6544).
          10(f)+           -- Amendments to Sysco Corporation 1991 Stock Option Plan
                              dated effective September 4, 1997, incorporated by
                              reference to Exhibit 10(f) to Form 10-K for the year
                              ended June 28, 1997 (File No. 1-6544).
          10(g)+           -- Amendments to Sysco Corporation 1991 Stock Option Plan
                              dated effective November 5, 1998, incorporated by
                              reference to Exhibit 10(g) to Form 10-K for the year
                              ended July 3, 1999 (File No. 1-6544).
          10(h)+           -- Sysco Corporation Amended and Restated Non-Employee
                              Directors Stock Option Plan, incorporated by reference to
                              Exhibit 10(g) to Form 10-K for the year ended June 28,
                              1997 (File No. 1-6544).
          10(i)+           -- Amendment to the Amended and Restated Non-Employee
                              Directors Stock Option Plan dated effective November 5,
                              1998, incorporated by reference to Exhibit 10(i) to Form
                              10-K for the year ended July 3, 1999 (File No. 1-6544).
          10(j)+           -- Sysco Corporation Non-Employee Directors Stock Plan,
                              incorporated by reference to Appendix A of the 1998 Proxy
                              Statement (File No. 1-6544).
          10(k)            -- Amended and Restated Shareholder Rights Agreement,
                              incorporated by reference to Registration Statement on
                              Form 8-A/A, filed May 29, 1996 (File No. 1-6544).
          10(l)            -- Amendment to the Amended and Restated Shareholder Rights
                              Agreement dated as of May 20, 1996, incorporated by
                              reference to Exhibit 1 to Registration Statement on Form
                              8-A/A, filed July 16, 1999 (File No. 1-6544).
          10(m)+           -- Sysco Corporation Split Dollar Life Insurance Plan,
                              incorporated by reference to Exhibit 10(m) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
          10(n)+           -- Executive Compensation Adjustment Agreement -- Bill M.
                              Lindig, incorporated by reference to Exhibit 10(n) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
          10(o)+           -- Executive Compensation Adjustment Agreement -- Charles H.
                              Cotros, incorporated by reference to Exhibit 10(o) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
          10(p)+           -- First Amendment to Fifth Amended and Restated Sysco
                              Corporation Supplemental Executive Retirement Plan dated
                              effective June 29, 1997, incorporated by reference to
                              Exhibit 10(p) to Form 10-Q for the quarter ended January
                              1, 2000 (File No. 1-6544).
          10(q)+           -- First Amendment to Amended and Restated Sysco Corporation
                              Executive Deferred Compensation Plan dated effective June
                              29, 1997, incorporated by reference to Exhibit 10(q) to
                              Form 10-Q for the quarter ended January 1, 2000 (File No.
                              1-6544).
          10(r)+           -- First Amendment to Sysco Corporation 1995 Management
                              Incentive Plan dated effective June 29, 1997,
                              incorporated by reference to Exhibit 10(r) to Form 10-Q
                              for the quarter ended January 1, 2000 (File No. 1-6544).
          10(s)+           -- 2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000
                              (File No. 1-6544).
          10(t)+           -- 2000 Stock Incentive Plan, incorporated by reference to
                              Appendix B to Proxy Statement filed on September 25, 2000
                              (File No. 1-6544).
          10(u)+           -- Amended and Restated Non-Employee Directors Stock Plan,
                              incorporated by reference to Appendix B to Proxy
                              Statement filed on September 24, 2001 (File No. 1-6544).
          10(v)+           -- Second Amendment dated as of May 10, 2000, to the Fifth
                              Amended and Restated SYSCO Corporation Supplemental
                              Executive Retirement Plan, incorporated by reference to
                              Exhibit 10(a) to Form 10-Q for the quarter ended
                              September 30, 2000 filed on November 13, 2000 (File No.
                              1-6544).
          10(w)+           -- Second Amendment dated as of May 10, 2000, to Amended and
                              Restated SYSCO Corporation Executive Deferred
                              Compensation Plan, incorporated by reference to Exhibit
                              10(b) to Form 10-Q for the quarter ended September 30,
                              2000 filed on November 13, 2000 (File No. 1-6544).
          10(x)+           -- First Amendment dated as of May 10, 2000 to Amended and
                              Restated SYSCO Corporation Board of Directors Deferred
                              Compensation Plan, incorporated by reference to Exhibit
                              10(c) to Form 10-Q for the quarter ended September 30,
                              2000 filed on November 13, 2000 (File No. 1-6544).
          10(y)+           -- First Amendment, dated September 1, 2000, to the
                              Executive Compensation Adjustment Agreement between Sysco
                              and Charles H. Cotros, incorporated by reference to
                              Exhibit 10(d) to Form 10-Q for the quarter ended
                              September 30, 2000 filed on November 13, 2000 (File No.
                              1-6544).
          21#              -- Subsidiaries of the Registrant.
          23#              -- Independent Public Accountants' Consent.

---------------

+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#  Filed Herewith