Form 10-Q
period 2001-09-29
SYSCO CORP
filed 2001-11-13
CIK 96021

                                                                    Page 1 of 17
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  (Mark One)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                  ------      ------

                          Commission file number 1-6544


                                SYSCO CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                     74-1648137
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

Yes   X     No
     ---       ---

666,521,274 shares of common stock were outstanding as of October 26, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 30, 2001 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 2001 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior years have been reclassified to conform to the fiscal 2002 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. Share information reflects the 2-for-1 stock split on December 15, 2000.

          These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 2001 Annual Report on Form 10-K.

          A review of the financial information herein has been made by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. A report from Arthur Andersen LLP concerning their review is included as
          Exhibit 15(a).

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                                 Sept. 29, 2001       June 30, 2001        Sept. 30, 2000
                                                                 --------------       -------------        --------------
                                                                   (Unaudited)          (Audited)            (Unaudited)
ASSETS
Current assets
  Cash                                                             $  123,586           $  135,743            $  117,575
  Accounts and notes receivable, less
    allowances of $37,585, $27,984 and $38,264                      1,698,006            1,658,044             1,595,725
  Inventories                                                       1,139,472            1,061,893               997,143
  Deferred taxes                                                       94,657               88,746                77,714
  Prepaid expenses                                                     65,439               40,456                45,091
                                                                   ----------           ----------            ----------
    Total current assets                                            3,121,160            2,984,882             2,833,248
Plant and equipment at cost, less depreciation                      1,556,008            1,518,593             1,362,632
Other assets
  Goodwill and intangibles, less amortization                         781,727              768,837               544,403
  Other                                                               198,087              196,209               191,227
                                                                   ----------           ----------            ----------
    Total other assets                                                979,814              965,046               735,630
                                                                   ----------           ----------            ----------
Total assets                                                       $5,656,982           $5,468,521            $4,931,510
                                                                   ==========           ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                    $  108,671           $   30,640            $   57,838
  Accounts payable                                                  1,292,984            1,271,817             1,248,268
  Accrued expenses                                                    576,846              640,839               519,839
  Accrued income taxes                                                130,676              123,332                90,699
  Current maturities of long-term debt                                 22,665               23,267                19,166
                                                                   ----------           ----------            ----------
    Total current liabilities                                       2,131,842            2,089,895             1,935,810
Long-term debt                                                      1,081,305              961,421               874,883
Deferred taxes                                                        263,521              269,685               246,170
Commitments and contingencies
Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                               --                   --                   --
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
      765,174,900, 765,174,900 and 382,587,450 shares                 765,175              765,175               382,587
  Paid-in capital                                                     210,148              186,818                88,066
  Retained earnings                                                 2,579,112            2,462,145             2,436,209
  Other comprehensive loss                                             (5,624)              (5,624)                   --
                                                                   ----------           ----------            ----------
                                                                    3,548,811            3,408,514             2,906,862
  Less cost of treasury stock, 103,021,960,
      100,037,236 and 50,372,203 shares                             1,368,497            1,260,994             1,032,215
                                                                   ----------           ----------            ----------
  Total shareholders' equity                                        2,180,314            2,147,520             1,874,647
                                                                   ----------           ----------            ----------
Total liabilities and shareholders' equity                         $5,656,982           $5,468,521            $4,931,510
                                                                   ==========           ==========            ==========


Note: The June 30, 2001 balance sheet has been taken from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

                                                                        13 - Week Period Ended
                                                             ----------------------------------------
                                                             Sept. 29, 2001            Sept. 30, 2000
                                                             --------------            --------------
Sales                                                         $  5,828,678             $  5,360,174

Costs and expenses

  Cost of sales                                                  4,683,617                4,322,784
  Operating expenses                                               864,456                  787,497
  Interest expense                                                  15,864                   17,401
  Other, net                                                          (769)                    (633)
                                                              ------------             ------------
    Total costs and expenses                                     5,563,168                5,127,049
                                                              ------------             ------------
Earnings before income taxes                                       265,510                  233,125
Income taxes                                                       101,558                   89,170
                                                              ------------             ------------
Net earnings                                                  $    163,952             $    143,955
                                                              ============             ============

Net earnings:
   Basic earnings per share                                   $       0.25             $       0.22
                                                              ============             ============
   Diluted earnings per share                                 $       0.24             $       0.21
                                                              ============             ============

Average shares outstanding                                     666,765,148              664,051,868
                                                              ============             ============

Diluted average shares outstanding                             677,916,766              674,185,530
                                                              ============             ============

Dividends paid per common share                               $       0.07             $       0.06
                                                              ============             ============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                                 13 - Week Period Ended
                                                                         -------------------------------------
                                                                         Sept. 29, 2001         Sept. 30, 2000
                                                                         --------------         --------------
Cash flows from operating activities:
  Net earnings                                                              $ 163,952              $ 143,955
  Add non-cash items:
    Depreciation and amortization                                              66,615                 59,712
    Deferred tax benefit                                                      (12,075)                (5,313)
    Provision for losses on accounts receivable                                 7,371                  8,195
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:

      (Increase) in receivables                                               (43,243)               (84,882)
      (Increase) in inventories                                               (74,304)               (59,244)
      (Increase) decrease in prepaid expenses                                 (24,954)                    18
      Increase in accounts payable                                             19,516                 61,547
      (Decrease) in accrued expenses                                          (64,715)                (7,394)
      Increase in accrued income taxes                                          7,304                 72,785
      (Increase) in other assets                                               (4,773)                (3,134)
                                                                             --------              ---------
  Net cash provided by operating activities                                    40,694                186,245
                                                                             --------              ---------

Cash flows from investing activities:

  Additions to plant and equipment                                            (88,301)               (70,750)
  Proceeds from sales of plant and equipment                                    1,716                    473
  Acquisition of businesses, net of cash acquired                             (11,232)                (1,423)
                                                                             --------              ---------
  Net cash used for investing activities                                      (97,817)               (71,700)
                                                                             --------              ---------

Cash flows from financing activities:

  Bank and commercial paper borrowings (repayments)                           197,452               (121,504)
  Other debt (repayments)                                                        (140)                (1,318)
  Common stock reissued from treasury                                          35,619                 35,545
  Treasury stock purchases                                                   (140,979)               (28,837)
  Dividends paid                                                              (46,986)               (39,984)
                                                                             --------              ---------
  Net cash provided by (used for) financing activities                         44,966               (156,098)
                                                                             --------              ---------
Net decrease in cash                                                          (12,157)               (41,553)
Cash at beginning of period                                                   135,743                159,128
                                                                             --------              ---------
Cash at end of period                                                       $ 123,586              $ 117,575
                                                                            =========              =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                 $ 10,170              $  12,138
    Income taxes                                                              108,910                 18,178

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Liquidity and Capital Resources

          The liquidity and capital resources discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Fiscal 2001 Annual Report on Form 10-K remains applicable, other than as described below and should be read in conjunction with the following discussion. All share information has been subsequently adjusted for the 2-for-1 stock split on December 15, 2000, as applicable.

          The Company generated $40,694,000 in net cash from operations for the first quarter of fiscal 2002, compared with $186,245,000 for the comparable period in fiscal 2001. Operating cash flow decreased for the thirteen-week period ended September 29, 2001 over the comparable prior year period, primarily due to the timing of an automatic extended federal income tax payment and from the payments of previously accrued employee-related compensation benefits.

          In fiscal 1992, the Company began a common stock repurchase program which continued into the first quarter of fiscal 2002, resulting in the cumulative repurchase of 190,229,800 shares of common stock.

          The Board of Directors authorized the repurchase of an additional 16,000,000 shares in November 2000. Under this authorization, 14,229,800 shares were purchased through September 29, 2001; including 5,793,000 shares bought in the first quarter of fiscal 2002. The increase in treasury stock purchases in the period ended September 29, 2001 primarily reflects shares repurchased for acquisitions and other corporate purposes. In September 2001, the Board authorized the repurchase of an additional 16,000,000 shares.

          As of September 29, 2001, SYSCO's borrowings under its commercial paper program were $298,734,000. Such borrowings were $329,368,000 as of October 26, 2001. During the 13-week period ended September 29, 2001, commercial paper and short-term bank borrowings ranged from approximately $165,000,000 to $425,000,000.

          Long-term debt to capitalization ratio was 33.2% at September 29, 2001, less than the 35% to 40% target ratio. The ratio increased from 30.9% at June 30, 2001 due to the increases in the share buyback program but remains below the target rates due to cash flow from operations.

          Results of Operations

          Sales and cost of sales for the first quarter increased about 8.74% and 8.35%, respectively, over the same quarter of the prior year. Real sales growth for the thirteen weeks ended September 29, 2001 was 1.65%, after adjusting overall sales growth by 3.42% for acquisitions and 3.67% for food cost inflation primarily due to higher costs for fresh and frozen meat and paper and disposables. This compares to 8.16% real sales growth, after adjusting overall sales growth by 5.25% for acquisitions and 1.69% for food cost inflation for the thirteen weeks ended September 30, 2000. The decline in the real sales growth was attributable to overall softness in the economy.

          Operating expenses for the periods presented remained approximately the same as a percent of sales.

          Interest expense in the current period decreased over the prior period due to the timing of borrowings and a decrease in interest rates for the short-term and commercial paper borrowings.

          Income taxes for the periods presented reflect an effective rate of 38.25%.

          Pretax earnings and net earnings for the first quarter increased 13.9% over the same period last year. The increase was due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's territorial street customers and increasing sales of SYSCO brand products, both of which generate higher margins.

          Basic and diluted earnings per share increased 13.6% and 14.3%, respectively, over the same period last year due to the factors discussed above.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      13 - Week Period Ended
                                                             --------------------------------------
                                                             Sept. 29, 2001          Sept. 30, 2000
                                                             --------------          --------------
Numerator:
  Numerator for basic earnings per share -
   Income available to common shareholders                    $163,952,000            $143,955,000
                                                              ============            ============
Denominator:
  Denominator for basic earnings per share -
   Weighted-average shares                                     666,765,148             664,051,868

  Effect of dilutive securities:
   Employee and director stock options                          11,151,618              10,133,662
                                                              ------------            ------------

  Denominator for diluted earnings per share -
   Adjusted weighted-average shares and
   Assumed conversions                                         677,916,766             674,185,530
                                                              ============            ============

Basic earnings per share                                      $       0.25            $       0.22
                                                              ============            ============

Diluted earnings per share                                    $       0.24            $       0.21
                                                              ============            ============

          Business Segment Information

          The Company, through its 124 operating companies, provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Each of our operating companies generally represents a separate operating segment. Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has aggregated its operating companies into five segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the Company's three other segments, including the Company's specialty produce, meat and lodging industry products segments. The Company's Canadian operations are insignificant for geographical disclosure purposes.

          The accounting policies for the segments are the same as those disclosed in the Company's Fiscal 2001 Annual Report on Form 10-K. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that eliminate upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company.

                                                                     13-Week Period Ended
                                                             -------------------------------------
                                                             Sept. 29, 2001         Sept. 30, 2000
                                                             --------------         --------------
           Sales (in thousands, unaudited):
               Broadline                                        $4,802,933              $4,512,248
               SYGMA                                               650,298                 600,246
               Other                                               417,398                 266,550
               Intersegment sales                                  (41,951)                (18,870)
                                                                ----------              ----------
               Total                                            $5,828,678              $5,360,174
                                                                ==========              ==========


                                                                      13-Week Period Ended
                                                              -------------------------------------
                                                              Sept. 29, 2001        Sept. 30, 2000
                                                              --------------        --------------
           Earnings before income taxes
            (in thousands, unaudited):
               Broadline                                          $274,339                $247,254
               SYGMA                                                 4,482                   3,810
               Other                                                10,655                   5,649
                                                                  --------                --------
               Total segments                                      289,476                 256,713
               Unallocated corporate expenses                      (23,966)                (23,588)
                                                                  --------                --------
               Total                                              $265,510                $233,125
                                                                  ========                ========

                                                    Sept. 29, 2001     June 30, 2001       Sept. 30, 2000
                                                    --------------     -------------       --------------
                                                      (Unaudited)        (Audited)           (Unaudited)
     Assets (in thousands):
         Broadline                                   $3,643,052        $3,531,851            $3,442,040
         SYGMA                                          173,136           172,898               150,348
         Other                                          428,174           425,376               284,221
                                                     ----------        ----------            ----------
         Total segments                               4,244,362         4,130,125             3,876,609
         Corporate                                    1,412,620         1,338,396             1,054,901
                                                     ----------        ----------            ----------
         Total                                       $5,656,982        $5,468,521            $4,931,510
                                                     ==========        ==========            ==========

          Broadline Segment

          Broadline segment sales increased by 6.4% for the thirteen weeks ended September 29, 2001, as compared to the thirteen weeks ended September 30, 2000. This increase was due primarily to increased sales to marketing associate-served and multi-unit customers as well as increased sales of SYSCO brand products. Broadline segment sales as a percentage of total SYSCO sales were 82.4% and 84.2% for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively.

          Pretax earnings for the Broadline segment increased by 11.0% for the thirteen weeks ended September 29, 2001 as compared to the thirteen weeks ended September 30, 2000. The increase in pretax earnings was primarily a result of increased sales to marketing associate served customers as well as increased sales of SYSCO brand products, all of which generate higher margins. Operating efficiencies gained from our technology investments also contributed to our pretax earnings growth.

          SYGMA Segment

          The SYGMA segment sales increased by 8.3% for the thirteen weeks ended September 29, 2001 as compared to sales for the thirteen weeks ended September 30, 2000. This increase was due primarily to sales growth in SYGMA's existing customer base as well as the addition of new customers. SYGMA segment sales as a percentage of total SYSCO sales was 11.2% for the thirteen weeks ended September 29, 2001 and for the thirteen weeks ended September 30, 2000.

          Pretax earnings for the SYGMA segment increased by 17.6% for the thirteen weeks ended September 29, 2001 as compared to the thirteen weeks ended September 30, 2000. The increase in pretax earnings was primarily a result of increased sales as well as operating efficiencies and improved labor costs realized.

          Other Segments

          Increases in sales and pretax earnings for the "Other" segments were due primarily to the timing of acquisitions made during the periods presented.

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

          In July 2001, SYSCO acquired Fulton Provision Company, a specialty meat distributor located in Portland, Oregon.

          In September 2001, Guest Supply, Inc., a SYSCO subsidiary, acquired Franklin Supply Company, a supplier of housekeeping and other operating supplies to the lodging industry headquartered in Louisburg, North Carolina.

          These transactions were accounted for using the purchase method of accounting, and the accompanying financial statements for the 13 weeks ended September 29, 2001 include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate, on SYSCO's consolidated operating results or financial position from these transactions.

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

          New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arises from business combinations after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date SYSCO adopts the statement, which will be June 30, 2002. SYSCO has six months from the date it adopts SFAS No. 142 to test for impairment. Any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill and intangible assets with indeterminate lives should be tested for impairment annually or as needed. Management is currently assessing the impact that the adoption of SFAS No. 142, but has not yet determined the impact that the adoption will have on the Company's consolidated financial statements.

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of the disposal of long-lived assets. SYSCO will adopt SFAS No. 144 in the first quarter of fiscal 2003 and believes that such adoption will not have a material effect on its consolidated results of operations or financial position.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. SYSCO's exposure to market risk for changes in interest rates relates primarily to its long-term obligations. At September 29, 2001 the Company had outstanding $298,734,000 of commercial paper at variable rates of interest with maturities through December 27, 2001. The Company's remaining long-term debt obligations of $782,571,000 were primarily at fixed rates of interest. Because a relatively small portion of the Company's long-term debt bears interest at variable rates, SYSCO has no significant cash flow exposure due to interest rate changes for long-term debt obligations.

          Forward-Looking Statements

          Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program, market share, the impact of ongoing legal proceedings, the effect of acquisitions, anticipated capital expenditures, market risk, and SYSCO's ability to meet cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic downturn; SYSCO's leverage and debt risks; the ultimate outcome of litigation; successful integration of acquired companies; and internal factors such as the ability to control expenses. In addition, share repurchases could be affected by market prices for the Company's securities as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors such as interest rates. For a discussion of additional factors that could cause actual results to differ from those contained in the forward-looking statements, see SYSCO's Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.

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

Item 2.   Changes in Securities and Use of Proceeds.

          In May 2001, in connection with the HRI Supply, Ltd. ("HRI") acquisition, the Company issued 150,231 Dividend Access Shares to the former owners of HRI. Each Dividend Access Share is convertible at any time into one share of SYSCO common stock. The right to convert will expire on May 4, 2011.

          During the thirteen week period ended September 29, 2001, in connection with the HRI acquisition and pursuant to certain escrow arrangements, the Company issued 14,201 Dividend Access Shares to the former owners of HRI. Each Dividend Access Share is convertible at any time into one share of SYSCO common stock. The right to convert will expire on July 1, 2011.

          In September 2001, a total of 527,777 shares were issued to the former shareholders of FreshPoint Holdings, Inc. ("FreshPoint") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of FreshPoint in March 2000.

          All the shares above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

               *15(a) Report from Arthur Andersen LLP dated November 9, 2001, Re: unaudited financial statements.


               *15(b)     Acknowledgement letter from Arthur Andersen LLP.



               ------------------

               *  Filed herewith.

                 (b)      Reports on Form 8-K:

                          On August 2, 2001, the Company filed a Form 8-K to attach a press release dated August 1, 2001 announcing results of operations for the fiscal year ended June 30, 2001 (File No. 1-6544).

                          On September 26, 2001, the Company filed a Form 8-K to attach a press release dated September 24, 2001 announcing the approval of a 16-million-share repurchase program (File No. 1-6544).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SYSCO CORPORATION
                                       (Registrant)



                                         By  /s/ JOHN K. STUBBLEFIELD, JR.
                                             -----------------------------------
                                             John K. Stubblefield, Jr.
                                             Executive Vice President,
                                             Finance & Administration

Date: November 9, 2001

                                  EXHIBIT INDEX

  NO.                                      DESCRIPTION
-------           --------------------------------------------------------------
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

*15(a)            Report from Arthur Andersen LLP dated November 9, 2001,
                  re: unaudited financial statements.

*15(b)            Acknowledgement letter from Arthur Andersen LLP.


----------------------
*  Filed herewith.