Form 10-Q
period 2001-12-29
SYSCO CORP
filed 2002-02-12
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                             ----------    ---------

                          Commission file number 1-6544


                                SYSCO CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                  74-1648137
    (State or other jurisdiction of             (IRS employer identification
    incorporation or organization)                        number)


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

Yes    X     No
     -----      ----

665,145,689 shares of common stock were outstanding as of January 25, 2002.

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

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                       Dec. 29, 2001      June 30, 2001      Dec. 30, 2000
                                                       -------------      -------------      -------------
                                                        (unaudited)                           (unaudited)
ASSETS
Current assets
  Cash                                                 $     115,843      $     135,743      $     117,506
  Accounts and notes receivable, less
    allowances of $49,234, $27,984 and $48,390             1,625,278          1,658,044          1,567,018
  Inventories                                              1,092,575          1,061,893          1,021,084
  Deferred taxes                                              95,654             88,746             81,666
  Prepaid expenses                                            54,650             40,456             43,188
                                                       -------------      -------------      -------------
    Total current assets                                   2,984,000          2,984,882          2,830,462

Plant and equipment at cost, less depreciation             1,620,462          1,518,593          1,404,459

Goodwill and intangibles, less amortization                  779,971            768,837            559,675
Other assets                                                 194,362            196,209            193,722
                                                       -------------      -------------      -------------
    Total other assets                                       974,333            965,046            753,397
                                                       -------------      -------------      -------------
Total assets                                           $   5,578,795      $   5,468,521      $   4,988,318
                                                       =============      =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                        $      27,653      $      30,640      $      26,116
  Accounts payable                                         1,237,374          1,271,817          1,197,479
  Accrued expenses                                           560,405            640,839            574,660
  Accrued income taxes                                        94,199            123,332             14,769
  Current maturities of long-term debt                        12,564             23,267             22,863
                                                       -------------      -------------      -------------
    Total current liabilities                              1,932,195          2,089,895          1,835,887

Long-term debt                                             1,078,573            961,421          1,069,355
Deferred taxes                                               335,867            269,685            243,496

Commitments and contingencies

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                      --                 --                 --
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
      765,174,900                                            765,175            765,175            765,175
  Paid-in capital                                            214,202            186,818             16,261
  Retained earnings                                        2,690,990          2,462,145          2,242,270
  Other comprehensive loss                                    (5,624)            (5,624)                --
                                                       -------------      -------------      -------------
                                                           3,664,743          3,408,514          3,023,706
  Less cost of treasury stock,
      105,077,021,                                         1,432,583          1,260,994          1,184,126
      100,037,236 and 104,923,174 shares
                                                       -------------      -------------      -------------
  Total shareholders' equity                               2,232,160          2,147,520          1,839,580
                                                       -------------      -------------      -------------
Total liabilities and shareholders' equity             $   5,578,795      $   5,468,521      $   4,988,318
                                                       =============      =============      =============

Note: The June 30, 2001 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

                                             26-Week Period Ended                  13-Week Period Ended
                                      --------------------------------      --------------------------------
                                      Dec. 29, 2001      Dec. 30, 2000      Dec. 29, 2001      Dec 30, 2000
                                      -------------      -------------      -------------      -------------
Sales                                 $  11,419,644      $  10,650,704      $   5,590,966      $   5,290,530

Costs and expenses
  Cost of sales                           9,165,272          8,573,771          4,481,655          4,250,987
  Operating expenses                      1,700,811          1,583,171            836,355            795,674
  Interest expense                           32,377             35,435             16,513             18,034
  Other, net                                 (1,059)              (587)              (290)                46
                                      -------------      -------------      -------------      -------------
Total costs and expenses                 10,897,401         10,191,790          5,334,233          5,064,741
                                      -------------      -------------      -------------      -------------

Earnings before income taxes                522,243            458,914            256,733            225,789
Income taxes                                199,758            175,535             98,200             86,364
                                      -------------      -------------      -------------      -------------
Net earnings                          $     322,485      $     283,379      $     158,533      $     139,425
                                      =============      =============      =============      =============

Net earnings:
   Basic earnings per share           $        0.49      $        0.43      $        0.24      $        0.21
                                      =============      =============      =============      =============
   Diluted earnings per share         $        0.48      $        0.42      $        0.24      $        0.21
                                      =============      =============      =============      =============

Average shares outstanding              664,361,281        664,070,815        661,959,339        664,089,758
                                      =============      =============      =============      =============
Diluted shares outstanding              675,082,031        675,428,912        671,799,409        675,760,002
                                      =============      =============      =============      =============

Dividends paid per common share       $        0.14      $        0.12      $        0.07      $        0.06
                                      =============      =============      =============      =============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                       26 - Week Period Ended
                                                                 --------------------------------
                                                                 Dec. 29, 2001      Dec. 30, 2000
                                                                 -------------      -------------
Operating activities:
  Net earnings                                                   $     322,485      $     283,379
  Add non-cash items:
    Depreciation and amortization                                      135,239            118,950
    Deferred tax provision (benefit)                                    59,274            (12,016)
    Provision for losses on accounts receivable                         16,717             16,472
  Additional investment in certain assets and liabilities,
    net of effect of businesses acquired:
      Decrease (increase) in receivables                                20,131            (57,345)
      (Increase) in inventories                                        (27,316)           (78,315)
      (Increase) decrease in prepaid expenses                          (14,163)             2,083
      (Decrease) increase in accounts payable                          (36,188)             4,713
      (Decrease) increase in accrued expenses                          (81,462)            45,960
      (Decrease) in accrued income taxes                               (29,133)            (3,145)
      (Increase) in other assets                                        (3,981)            (7,546)
                                                                 -------------      -------------
  Net cash provided by operating activities                            361,603            313,190
                                                                 -------------      -------------

Investing activities:
  Additions to plant and equipment                                    (215,181)          (159,357)
  Proceeds from sales of plant and equipment                             4,246              2,549
  Acquisition of businesses, net of cash acquired                      (12,197)            (4,136)
                                                                 -------------      -------------
  Net cash used for investing activities                              (223,132)          (160,944)
                                                                 -------------      -------------

Financing activities:
  Bank and commercial paper borrowings                                 117,264             42,858
  Other debt repayments                                                (13,802)            (4,475)
  Common stock reissued from treasury                                   50,463             47,410
  Treasury stock purchases                                            (218,656)          (199,615)
  Dividends paid                                                       (93,640)           (80,046)
                                                                 -------------      -------------
  Net cash used for financing activities                              (158,371)          (193,868)
                                                                 -------------      -------------
Net decrease in cash                                                   (19,900)           (41,622)
Cash at beginning of period                                            135,743            159,128
                                                                 -------------      -------------
Cash at end of period                                            $     115,843      $     117,506
                                                                 =============      =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                     $      32,621      $      35,432
    Income taxes                                                       168,504            187,977

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

           SYSCO provides marketing and distribution services to foodservice customers and suppliers throughout the contiguous United States, Alaska, Hawaii, the District of Columbia and portions of Canada. The Company intends to continue to expand its market share through profitable sales growth and constant emphasis on the development of its consolidated buying programs. The Company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

           The Company generated $361,603,000 in net cash from operations for the first twenty-six weeks of fiscal 2002, compared with $313,190,000 for the comparable period in fiscal 2001. The increase in cash flows from operations for the twenty-six week period ended December 29, 2001 over the comparable prior year period is in line with the overall increase in operating results. During the second quarter of fiscal 2002, the Company began reorganizing its supply chain to maximize consolidated efficiencies and increase the effectiveness of the merchandising and procurement functions performed for the benefit of our customers. The new structure results in the deferral of certain federal and state income tax payments. The cash generated by the change in the deferred tax balances was partially offset by other fluctuations in working capital components which were the result of normal business activity.

           Cash flows used for investing activities increased by approximately $62,000,000 in fiscal 2002 over the comparable prior year period. The increase is primarily due to the construction and completion of the new fold-out facility located in Sacramento, California and the ongoing construction of the fold-out facilities in Las Vegas, Nevada and Columbia, South Carolina.

           Expenditures for facilities, fleet and other equipment were $215,181,000 in the twenty-six week period ended December 29, 2001, compared to $159,357,000 in the prior year period, an increase of 35%. Expenditures in fiscal 2002 are expected to be in the range of $400,000,000 to $425,000,000.

           In fiscal 1992, the Company began a common stock repurchase program which continued into the second quarter of fiscal 2002, resulting in the cumulative repurchase of 193,383,300 shares of common stock. During the twenty-six weeks ended December 29, 2001, the Company repurchased 8,946,500 shares for $218,655,830. During the thirteen weeks ended December 29, 2001, the Company repurchased 3,153,500 shares for $77,676,410. The remaining shares available for repurchase as of December 29, 2001 under the current Board authorization was 14,616,700.

           On June 30, 1998, the Company filed with the Securities and Exchange Commission a $500,000,000 shelf registration of debt securities. As of January 25, 2002, there was $225,000,000 in principal amount outstanding under this registration statement, leaving $275,000,000 available for issuance.

           As of December 29, 2001, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $267,750,000, of which $26,386,440 was outstanding at December 29, 2001.

           As of December 29, 2001, SYSCO's borrowings under its commercial paper program were $299,564,000. Such borrowings were $324,600,000 as of January 25, 2002. During the twenty-six week period ended December 29, 2001, commercial paper and short-term bank borrowings ranged from approximately $192,000,000 to $538,000,000.

           In December 2001, the Company announced its proposed acquisition of SERCA Foodservice operations in Canada. See "Pending Acquisition" below. The Company intends to finance this acquisition through the issuance of a combination of short- and long-term debt, the terms of which have not yet been determined.

           Long-term debt to capitalization ratio was 32.6% at December 29, 2001, less than the 35% to 40% target ratio. The ratio increased from 30.9% at June 30, 2001 due to the increases in the share buyback program but remains below the target rates due to stronger cash flows from operations.

           Management believes that the Company's cash flows from operations, as well as the availability of additional capital under its existing commercial paper program, debt shelf registration and its ability to access capital from financial markets in the future, will be sufficient to meet its cash requirements while maintaining proper liquidity for normal operating purposes.

           Results of Operations

           Sales increased 7.2% during the first twenty-six weeks and 5.7% in the second quarter of fiscal 2002 over the comparable periods of the prior year. Cost of sales also increased 6.9% during the first twenty-six weeks and 5.4% in the second quarter of fiscal 2002. Internal sales growth for the first twenty-six weeks of fiscal 2002 was 4.0% after adjusting for a 3.2% sales increase due to acquisitions. This compares to 9.5% internal sales growth, after adjusting overall sales growth by 4.9% for acquisitions during the comparable period ended December 30, 2000 as compared to the same period in 1999. Internal sales growth for the quarter ended December 29, 2001 was approximately 2.7% after eliminating the effects of 3.0% for acquisitions. This compares to 9.1% internal sales growth after adjusting overall sales growth by 4.6% for acquisitions during the comparable period ended December 30, 2000 as compared to the same period in 1999. Inflation in food costs was 2.7% during the first twenty-six weeks and 2.0% in the second quarter of fiscal 2002 as compared to 1.6% and 1.5% during the comparable periods in the prior year. Inflation increases in fiscal 2002 were primarily due to higher costs for medical and dairy products. The decrease in sales growth during fiscal 2002 was attributable to overall softness in the economy.

           Operating expenses during the first twenty-six weeks of fiscal 2002 remained approximately the same as a percent of sales. The decrease, as a percent of sales for the second quarter of fiscal 2002 was the result of operating efficiencies aided by our technology investments and lower fuel costs.

           Interest expense decreased 8.6% during the first twenty-six weeks and 8.4% in the second quarter of fiscal 2002 over comparable periods of the prior year, due to decreases in interest rates for the short-term and commercial paper borrowings.

           Income taxes for the periods presented reflect an effective rate of 38.25%.

           Pretax earnings and net earnings for the first twenty-six weeks of fiscal 2002 increased 13.8% over the prior year. Pretax earnings and net earnings for the second quarter of fiscal 2002 increased 13.7% over the prior year. The increases were due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's territorial street customers and increasing sales of SYSCO brand products, both of which generate higher margins.

           Basic and diluted earnings per share increased 14.0% and 14.3%, respectively, for the twenty-six weeks and 14.3% for the thirteen weeks ended December 29, 2001 over the comparable periods of the prior year. The increases were the result of factors discussed above.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                             26-Week Period Ended                13-Week Period Ended
                                                       -------------------------------     -------------------------------
                                                       Dec. 29, 2001     Dec. 30, 2000     Dec. 29, 2001     Dec. 30, 2000
                                                       -------------     -------------     -------------     -------------
Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders             $ 322,485,000     $ 283,379,000     $ 158,533,000     $ 139,425,000
                                                       =============     =============     =============     =============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                               664,361,281       664,070,815       661,959,339       664,089,758

  Effect of dilutive securities:
   Employee and director stock options                    10,720,750        11,358,097         9,840,070        11,670,244
                                                       -------------     -------------     -------------     -------------
  Denominator for diluted earnings per share --
   adjusted for weighted-average shares                  675,082,031       675,428,912       671,799,409       675,760,002
                                                       =============     =============     =============     =============

Basic earnings per share                               $        0.49     $        0.43     $        0.24     $        0.21
                                                       =============     =============     =============     =============

Diluted earnings per share                             $        0.48     $        0.42     $        0.24     $        0.21
                                                       =============     =============     =============     =============



         Business Segment Information

         The Company, through its 124 operating companies, provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Each of our operating companies generally represents a separate operating segment. Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has aggregated its operating companies into five segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No.131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the Company's three other segments, including the Company's specialty produce, meat and lodging industry products segments. The Company's Canadian operations are insignificant for geographical disclosure purposes.

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

                                        26-Weeks Ended                       13-Weeks Ended
                              --------------------------------      --------------------------------
                              Dec. 29, 2001      Dec. 30, 2000      Dec. 29, 2001      Dec. 30, 2000
                              -------------      -------------      -------------      -------------
Sales (in thousands):
    Broadline                 $   9,378,633      $   8,932,215      $   4,575,700      $   4,419,967
    SYGMA                         1,307,725          1,196,380            657,427            596,134
    Other                           820,473            567,358            403,075            300,808
    Intersegment sales              (87,187)           (45,249)           (45,236)           (26,379)
                              -------------      -------------      -------------      -------------
    Total                     $  11,419,644      $  10,650,704      $   5,590,966      $   5,290,530
                              =============      =============      =============      =============



                                                   26-Weeks Ended                       13-Weeks Ended
                                         --------------------------------      --------------------------------
                                         Dec. 29, 2001      Dec. 30, 2000      Dec. 29, 2001      Dec. 30, 2000
                                         -------------      -------------      -------------      -------------
Earnings before income taxes
 (in thousands):
    Broadline                            $     539,869      $     482,044      $     265,713      $     234,943
    SYGMA                                        9,762              5,664              5,286              1,877
    Other                                       21,393             18,690             10,747             12,956
                                         -------------      -------------      -------------      -------------
    Total segments                             571,024            506,398            281,746            249,776
    Unallocated corporate expenses             (48,781)           (47,484)           (25,013)           (23,987)
                                         -------------      -------------      -------------      -------------
    Total                                $     522,243      $     458,914      $     256,733      $     225,789
                                         =============      =============      =============      =============




                              Dec. 29, 2001     June 30, 2001     Dec. 30, 2000
                              -------------     -------------     -------------
Assets (in thousands):
    Broadline                 $   3,527,859     $   3,571,464     $   3,441,039
    SYGMA                           169,785           172,898           155,872
    Other                           417,345           425,376           203,758
                              -------------     -------------     -------------
    Total segments                4,114,989         4,169,738         3,800,669
    Corporate                     1,463,806         1,298,783         1,187,649
                              -------------     -------------     -------------
    Total                     $   5,578,795     $   5,468,521     $   4,988,318
                              =============     =============     =============



         Broadline Segment

         The Broadline segment had 5.0% and 3.5% sales increases for the twenty-six weeks and thirteen weeks ended December 29, 2001, respectively, as compared to sales for the comparable periods ended December 30, 2000. These increases were due primarily to increased sales to marketing associate-served including increased sales of SYSCO brand products. Broadline segment sales as a percentage of total SYSCO sales decreased from 84% for the twenty-six weeks and thirteen weeks ended December 30, 2000 to 82% for the twenty-six weeks and thirteen weeks ended December 29, 2001, respectively. This decrease is due primarily to acquisitions of specialty meat and lodging industry product companies, which are included in the Other segment.

         Pretax earnings for the Broadline segment increased by 12.0% and 13.1% for the twenty-six weeks and thirteen weeks ended December 29, 2001, respectively, over the comparable prior year periods. The increases in pretax earnings were primarily a result of increases in sales to marketing associate served customers and in sales of SYSCO brand products, both of which generate higher margins. Operating efficiencies aided by our technology investments and lower fuel costs also contributed to our pretax earnings growth.

         SYGMA Segment

         The SYGMA segment had sales increases of 9.3% and 10.3% for the twenty-six weeks and thirteen weeks ended December 29, 2001, respectively, as compared to sales for the comparable periods ended December 30, 2000. These increases were due primarily to sales growth in SYGMA's existing customer base as well as the addition of new customers. SYGMA segment sales as a percentage of total SYSCO sales were 11.5% and 11.8% for the twenty-six week period and thirteen week period ended December 29, 2001, respectively. SYGMA segment sales as a percentage of total sales were 11.2% and 11.3%, respectively, for the comparable periods ended December 30, 2000.

         Pretax earnings for the SYGMA segment increased by 72.4% and 181.6% for the twenty-six weeks and thirteen weeks ended December 29, 2001, respectively, over the comparable prior year periods. The increase for the twenty-six weeks ended December 29, 2001 compared to the prior year period was due to operating efficiencies realized during the current fiscal year. The increase in pretax earnings for the current quarter compared to the same period in the prior year was due to operating efficiencies, primarily resulting from the consolidation of distribution facilities last year.

         Other Segments

         Other segments had 44.6% and 34.0% sales increases for the twenty-six weeks and thirteen weeks ended December 29, 2001, respectively, as compared to sales for the comparable periods ended December 30, 2000. The increases were due primarily to the timing of acquisitions made during the periods presented.

         Pretax earnings for the Other segments increased by 14.5% for the first twenty-six weeks of fiscal 2002 and decreased by 17.05% in the second quarter as compared to prior year periods. Pretax earnings during the first-half of fiscal 2002 were positively impacted due to the timing of acquisitions. The decrease in pretax earnings in the second quarter of fiscal 2002 was primarily due to the downturn in demand in the travel and resort destination cities.

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

         In May 2001, SYSCO acquired HRI, a broadline foodservice distributor operating in Kelowna, British Columbia.

         In July 2001, SYSCO acquired Fulton Provision Company, a specialty meat distributor located in Portland, Oregon.

         In September 2001, Guest Supply, Inc., a SYSCO subsidiary, acquired Franklin Supply Company, a supplier of housekeeping and other operating supplies to the lodging industry headquartered in Louisburg, North Carolina.

         These transactions were accounted for using the purchase method of accounting, and the accompanying financial statements for the twenty-six weeks ended December 29, 2001 include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate, on SYSCO's consolidated operating results or financial position from these transactions.

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

         Pending Acquisition

         On December 5, 2001, SYSCO entered into a definitive agreement to purchase substantially all of the assets of the SERCA Foodservice operations of Sobeys Inc. and assume the liabilities associated with the purchased assets for CAD $440 million cash (approximately US $278 million as of December 5, 2001). SERCA Foodservice Inc. is a foodservice and equipment distributor headquartered in Toronto, Ontario. Subsequently, on January 21, 2002, SYSCO and Sobeys Inc. jointly announced their intention to offer for sale the Pacific Division operations of SERCA Foodservice to allow the Pacific Division to continue as a broadline foodservice distributor in British Columbia, independent of SYSCO. Both the sale of the Pacific Division operations of SERCA and SYSCO's acquisition of SERCA are subject to certain Canadian regulatory approvals. The Company anticipates this acquisition closing in the spring of 2002.

         New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arises from business combinations after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date SYSCO adopts the statement, which will be June 30, 2002. SYSCO has six months from the date it adopts SFAS No. 142 to test for impairment. Any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill and intangible assets with indeterminate lives should be tested for impairment annually or as needed. Management is currently assessing, but has not yet determined, the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

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

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         SYSCO does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. SYSCO's exposure to market risk relates primarily to changes in interest rates. At December 29, 2001 the Company had outstanding $299,564,000 of commercial paper at variable rates of interest with maturities through March 8, 2002. The Company's remaining long-term debt obligations of $779,009,000 were primarily at fixed rates of interest. Sysco's cash flow exposure due to interest rate changes primarily relates to its commercial paper and short-term obligations.

         Forward-Looking Statements

         Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program, market risks, the impact of ongoing legal proceedings, anticipated capital expenditures, the ability to increase market share, sales growth, the proposed SERCA acquisition and SYSCO's ability to meet cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic downturn; SYSCO's leverage and debt risks; the ultimate outcome of litigation; failure of the proposed acquisition of SERCA to close due to the inability to obtain regulatory and other approvals; and internal factors such as the ability to control expenses. In addition, share repurchases could be affected by market prices for the Company's securities as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors such as interest rates. For a discussion of additional factors that could cause actual results to differ from those contained in the forward-looking statements, see SYSCO's Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on November 9, 2001 ("2001 Annual Meeting"). At the 2001 Annual Meeting the following persons were elected to serve as directors of the Company for three-year terms: Colin G. Campbell, Frank H. Richardson and Jackie M. Ward.

         The terms of the following persons as directors of the Company continued after the 2001 Annual Meeting: John W. Anderson, Charles H. Cotros, Judith B. Craven, M.D., Jonathan Golden, Thomas E. Lankford, Richard G. Merrill, Richard J. Schnieders and Phyllis S. Sewell.

         At the 2001 Annual Meeting, the stockholders voted upon the directors as noted above and on:

              (a) Approval of the SYSCO Corporation Amended and Restated
                  Non-Employee Directors Stock Plan; and

              (b) A shareholder proposal recommending that the Board take action to declassify itself.

The results of such votes were as follows:


                                                             NUMBER OF VOTES CAST
                                           ----------------------------------------------------------
                                                                    Against/                                  Broker
          Matter Voted Upon                        For              Withheld            Abstained            Non-Votes
---------------------------------------        ------------     ----------------    ----------------     ----------------
Election as Director:
Colin G. Campbell                               531,321,391         4,668,518              N/A                  N/A
Frank H. Richardson                             531,182,258         4,807,651              N/A                  N/A
Jackie M. Ward                                  530,754,696         5,235,213              N/A                  N/A

Approval of Amended and Restated
Non-Employee Directors Stock Plan               503,177,697        29,012,838           3,799,374               N/A

Shareholder Proposal on Declassified
Board                                           234,215,213       209,899,763           6,310,403           85,564,530



Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits.

         3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

         *3(b)    Bylaws, as amended and restated February 8, 2002.

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

         *15(a) Report from Arthur Andersen LLP dated February 11, 2002, re: unaudited financial statements.


         *15(b)   Acknowledgement letter from Arthur Andersen LLP.



----------

         * Filed herewith.


     (b) Reports on Form 8-K:

         On October 17, 2001, the Company filed a Form 8-K to attach a press release dated October 17, 2001 announcing results of operations for the first quarter of fiscal 2002 (File No. 1-6544).

         On December 18, 2001, the Company filed a Form 8-K to attach a press release dated December 5, 2001 announcing the execution of an agreement with Sobeys Inc. pursuant to which SYSCO would acquire assets of Sobeys' SERCA Foodservice operations in Canada (File No. 1-6544).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SYSCO CORPORATION
                                         (Registrant)




                                         By /s/ JOHN K. STUBBLEFIELD, JR.
                                           ------------------------------
                                             John K. Stubblefield, Jr.
                                             Executive Vice President,
                                             Finance & Administration


Date:  February 11, 2002

                                  EXHIBIT INDEX



       EXHIBIT
       NUMBER                               DESCRIPTION
       -------    --------------------------------------------------------------
         3(a)     Restated Certificate of Incorporation, incorporated by
                  reference to Exhibit 3(a) to Form 10-K for the year ended June
                  28, 1997 (File No. 1-6544).

         *3(b)    Bylaws, as amended and restated February 8, 2002.

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

         *15(a)   Report from Arthur Andersen LLP dated February 11, 2002, re:
                  unaudited financial statements.


         *15(b)   Acknowledgement letter from Arthur Andersen LLP.



----------

     * Filed herewith.