Form 10-Q
period 2002-03-30
SYSCO CORP
filed 2002-05-14
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Yes    X     No
     _____       _____

663,360,408 shares of common stock were outstanding as of May 3, 2002.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                       Mar. 30, 2002        June 30, 2001        Mar. 31, 2001
                                                       -------------        -------------        -------------
                                                        (unaudited)                               (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                            $   346,083          $   135,743          $   114,080
  Accounts and notes receivable, less
    allowances of $73,289, $43,112 and $72,413           1,625,314            1,650,130            1,626,264
  Inventories                                            1,089,334            1,042,277            1,053,893
  Deferred taxes                                           104,993               88,746               90,635
  Prepaid expenses                                          52,133               40,456               45,060
                                                       -----------          -----------          -----------
    Total current assets                                 3,217,857            2,957,352            2,929,932

Plant and equipment at cost, less depreciation           1,646,465            1,516,778            1,482,760

Goodwill and intangibles, less amortization                774,694              768,837              706,617
Other assets                                               187,970              191,638              249,903
                                                       -----------          -----------          -----------
    Total other assets                                     962,664              960,475              956,520
                                                       -----------          -----------          -----------
Total assets                                           $ 5,826,986          $ 5,434,605          $ 5,369,212
                                                       ===========          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                        $   271,195          $    30,640          $    32,304
  Accounts payable                                       1,305,245            1,271,817            1,271,720
  Accrued expenses                                         587,975              606,923              576,006
  Accrued income taxes                                      65,351              123,332               59,570
  Current maturities of long-term debt                      11,400               23,267               16,935
                                                       -----------          -----------          -----------
    Total current liabilities                            2,241,166            2,055,979            1,956,535

Long-term debt                                             877,035              961,421            1,048,464
Deferred taxes                                             428,169              269,685              239,705

Commitments and contingencies

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                    --                   --                   --
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
      765,174,900                                          765,175              765,175              765,175
  Paid-in capital                                          213,748              186,818              183,483
  Retained earnings                                      2,782,545            2,462,145            2,335,167
  Other comprehensive loss                                  (5,624)              (5,624)                  --
                                                       -----------          -----------          -----------
                                                         3,755,844            3,408,514            3,283,825
  Less cost of treasury stock, 101,484,766,
      100,037,236 and 92,630,991 shares                  1,475,228            1,260,994            1,159,317
                                                       -----------          -----------          -----------
  Total shareholders' equity                             2,280,616            2,147,520            2,124,508
                                                       -----------          -----------          -----------
Total liabilities and shareholders' equity             $ 5,826,986          $ 5,434,605          $ 5,369,212
                                                       ===========          ===========          ===========

Note: The June 30, 2001 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

                                                 39-Week Period Ended                          13-Week Period Ended
                                        ------------------------------------          ------------------------------------
                                        Mar. 30, 2002          Mar. 31, 2001          Mar. 30, 2002          Mar. 31, 2001
                                        -------------          -------------          -------------          -------------
Sales                                   $  17,039,968          $  15,995,200          $   5,620,324          $   5,344,496

Costs and expenses
  Cost of sales                            13,675,331             12,874,800              4,510,059              4,301,029
  Operating expenses                        2,552,479              2,383,327                851,668                800,156
  Interest expense                             46,695                 53,933                 14,318                 18,498
  Other, net                                   (1,936)                (1,466)                  (877)                  (879)
                                        -------------          -------------          -------------          -------------
Total costs and expenses                   16,272,569             15,310,594              5,375,168              5,118,804
                                        -------------          -------------          -------------          -------------

Earnings before income taxes                  767,399                684,606                245,156                225,692
Income taxes                                  293,530                261,862                 93,772                 86,327
                                        -------------          -------------          -------------          -------------
Net earnings                            $     473,869          $     422,744          $     151,384          $     139,365
                                        =============          =============          =============          =============

Net earnings:
   Basic earnings per share             $        0.71          $        0.64          $        0.23          $        0.21
                                        =============          =============          =============          =============
   Diluted earnings per share           $        0.70          $        0.62          $        0.23          $        0.21
                                        =============          =============          =============          =============

Average shares outstanding                663,289,299            664,748,107            661,144,231            666,107,144
                                        =============          =============          =============          =============
Diluted shares outstanding                675,028,798            676,663,476            672,528,949            677,731,150
                                        =============          =============          =============          =============

Dividends paid per common share         $        0.23          $        0.19          $        0.09          $        0.07
                                        =============          =============          =============          =============

                                                                               4
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                       39 - Week Period Ended
                                                                  --------------------------------
                                                                  Mar. 30, 2002      Mar. 31, 2001
                                                                  -------------      -------------
Operating activities:
  Net earnings                                                     $ 473,869          $ 422,744
  Add non-cash items:
    Depreciation and amortization                                    203,477            182,236
    Deferred tax provision (benefit)                                 142,237            (29,117)
    Provision for losses on accounts receivable                       25,647             23,978
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:
      Decrease (increase) in receivables                               3,251            (67,950)
      (Increase) in inventories                                      (43,691)           (64,798)
      (Increase) decrease in prepaid expenses                        (11,647)             1,869
      Increase in accounts payable                                    31,683             37,301
      (Decrease) increase in accrued expenses                        (19,976)            50,992
      (Decrease) increase in accrued income taxes                    (57,981)            42,285
      (Increase) decrease in other assets                             (2,554)             7,569
                                                                   ---------          ---------
  Net cash provided by operating activities                          744,315            607,109
                                                                   ---------          ---------

Investing activities:
  Additions to plant and equipment                                  (309,343)          (245,593)
  Proceeds from sales of plant and equipment                           8,024              7,450
  Acquisition of businesses, net of cash acquired                    (12,198)            (9,345)
                                                                   ---------          ---------
  Net cash used for investing activities                            (313,517)          (247,488)
                                                                   ---------          ---------

Financing activities:
  Bank and commercial paper borrowings                               161,111             12,196
  Other debt repayments                                              (16,809)           (40,132)
  Common stock reissued from treasury                                 71,612             61,362
  Treasury stock purchases                                          (282,904)          (311,581)
  Dividends paid                                                    (153,469)          (126,514)
                                                                   ---------          ---------
  Net cash used for financing activities                            (220,459)          (404,669)
                                                                   ---------          ---------
Net increase (decrease) in cash                                      210,340            (45,048)
Cash at beginning of period                                          135,743            159,128
                                                                   ---------          ---------
Cash at end of period                                              $ 346,083          $ 114,080
                                                                   =========          =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                       $  44,082          $  48,145
    Income taxes                                                     208,730            245,333

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

         1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                  The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 30, 2001 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 2001 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2002 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

                  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 2001 Annual Report on Form 10-K.

                  A review of the financial information herein has been made by Ernst & Young LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15(a).

         2.       EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                               39-Week Period Ended                      13-Week Period Ended
                                                        ----------------------------------        ----------------------------------
                                                        Mar. 30, 2002        Mar. 31, 2001        Mar. 30, 2002        Mar. 31, 2001
                                                        -------------        -------------        -------------        -------------
Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders              $473,869,000         $422,744,000         $151,384,000         $139,365,000
                                                        ============         ============         ============         ============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                               663,289,299          664,748,107          661,144,231          666,107,144

  Effect of dilutive securities:
   Employee and director stock options                    11,739,499           11,915,369           11,384,718           11,624,006
                                                        ------------         ------------         ------------         ------------
  Denominator for diluted earnings per share --
   adjusted for weighted-average shares                  675,028,798          676,663,476          672,528,949          677,731,150
                                                        ============         ============         ============         ============

Basic earnings per share                                $       0.71         $       0.64         $       0.23         $       0.21
                                                        ============         ============         ============         ============

Diluted earnings per share                              $       0.70         $       0.62         $       0.23         $       0.21
                                                        ============         ============         ============         ============

         3.       DEBT

                  As of March 30, 2002, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $268,148,000, of which $27,884,000 was outstanding at March 30, 2002.

                  As of March 30, 2002, SYSCO's borrowings under its commercial paper programs were $343,180,000. During the thirty-nine week period ended March 30, 2002, commercial paper and short-term bank borrowings ranged from approximately $169,216,000 to $538,362,000.

                  Included in short term notes payable and cash as of March 30, 2002, are approximately $243,311,000 in commercial paper borrowings primarily incurred to finance the SERCA acquisition which was funded in the beginning of the fourth quarter (See
                  Note 4). It is the Company's intention to replace these commercial paper borrowings with long-term notes.

                  On June 3, 1998, the Company filed with the Securities and Exchange Commission a $500,000,000 shelf registration of debt securities. In April 2002, SYSCO issued 4.75% Notes totaling $200,000,000 due July 30, 2005 under this shelf registration. These notes, which were priced at 99.8% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity with a make whole provision. The proceeds from the 4.75% Notes are being utilized to retire commercial paper borrowings.

                  Concurrent with the issuance of these notes, SYSCO entered into an interest rate swap agreement with a notional amount of $200,000,000 whereby SYSCO receives a fixed rate equal to 4.75% per annum and pays a benchmark interest rate of six month LIBOR in arrears less 84.5 basis points.

                  SYSCO has designated its interest rate swap agreement as a fair value hedge of the underlying debt. Interest expense on the debt will be adjusted to include payments made or received under the hedge agreement. The market value of the swap agreement will be carried on the consolidated balance sheet at fair value. The hedge is considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over its term. As a result, the shortcut method under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" applies, the carrying value of the debt being hedged is adjusted for the market value of the swap, and there is no need to periodically reassess the effectiveness of the hedge during the term of the swap. Based on current interest rates for similar transactions, the fair value of the interest rate swap agreement is not material.

         4.       ACQUISITIONS

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

                  These transactions were accounted for using the purchase method of accounting and the accompanying financial statements include the results of the acquired companies from the respective dates they joined SYSCO. There was no material effect, individually or in the aggregate, on SYSCO's consolidated operating results or financial position from these transactions. Therefore, no proforma results of operations have been provided.

                  The purchase price was allocated to the net assets acquired based on the estimated fair value at the date of acquisition. The balances included in the consolidated balance sheets related to acquisitions are based upon preliminary information and are subject to change when final purchase price adjustments, asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

                  Subsequent Acquisition

                  Effective March 30, 2002, SYSCO acquired substantially all of the assets and certain liabilities of the SERCA Foodservice operations of Sobeys Inc. for CAD $336.4 million in cash (approximately US $210.5 million as of March 30, 2002). SERCA Foodservice Inc. is a foodservice and equipment distributor headquartered in Toronto, Ontario. This acquisition was funded in the fourth quarter of fiscal 2002 and will be reflected in the financial statements of SYSCO beginning March 31, 2002.

         5.       BUSINESS SEGMENT INFORMATION

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

                                       39-Week Period Ended                        13-Week Period Ended
                               -----------------------------------         -----------------------------------
                               Mar. 30, 2002         Mar. 31, 2001         Mar. 30, 2002         Mar. 31, 2001
                               -------------         -------------         -------------         -------------
Sales (in thousands):
    Broadline                  $ 13,967,699          $ 13,354,002          $  4,589,066          $  4,421,787
    SYGMA                         1,956,650             1,783,469               648,925               587,089
    Other                         1,251,324               935,849               430,851               368,491
    Intersegment sales             (135,705)              (78,120)              (48,518)              (32,871)
                               ------------          ------------          ------------          ------------
    Total                      $ 17,039,968          $ 15,995,200          $  5,620,324          $  5,344,496
                               ============          ============          ============          ============



                                               39-Week Period Ended                  13-Week Period Ended
                                         --------------------------------      --------------------------------
                                         Mar. 30, 2002      Mar. 31, 2001      Mar. 30, 2002      Mar. 31, 2001
                                         -------------      -------------      -------------      -------------
Earnings before income taxes
(in thousands):
    Broadline                              $ 789,773          $ 715,354          $ 249,992          $ 233,239
    SYGMA                                     14,928             10,297              5,149              4,659
    Other                                     34,338             31,564             12,874             12,918
                                           ---------          ---------          ---------          ---------
    Total segments                           839,039            757,215            268,015            250,816
    Unallocated corporate expenses           (71,640)           (72,609)           (22,859)           (25,124)
                                           ---------          ---------          ---------          ---------
    Total                                  $ 767,399          $ 684,606          $ 245,156          $ 225,692
                                           =========          =========          =========          =========

                               Mar. 30, 2002      June 30, 2001      Mar. 31, 2001
                               -------------      -------------      -------------
Assets (in thousands):
    Broadline                   $4,004,456         $3,571,464         $3,474,033
    SYGMA                          179,879            172,898            168,695
    Other                          429,362            425,376            412,385
                                ----------         ----------         ----------
    Total segments               4,613,697          4,169,738          4,055,113
    Corporate                    1,213,289          1,264,867          1,314,099
                                ----------         ----------         ----------
    Total                       $5,826,986         $5,434,605         $5,369,212
                                ==========         ==========         ==========

         6.       CONTINGENCIES

                  SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

         7.       RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arises from business combinations after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date SYSCO adopts the statement, which will be July 1, 2002. SYSCO has six months from the date it adopts SFAS No. 142 to test for impairment. Any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill and intangible assets with indeterminate lives should be tested for impairment annually or as needed. Management is currently assessing, but has not yet determined, the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Liquidity and Capital Resources

           SYSCO provides marketing and distribution services to foodservice customers and suppliers throughout the United States and Canada. The Company intends to continue to expand its market share through profitable sales growth, foldouts, acquisitions and constant emphasis on the development of its consolidated buying programs. The Company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

           The Company generated $744,315,000 in net cash from operations for the thirty-nine weeks of fiscal 2002, compared with $607,109,000 for the comparable period in fiscal 2001. The overall increase in operating results contributed to the increase in cash flows from operations for the thirty-nine week period ended March 30, 2002 over the comparable prior year period. During the second quarter of fiscal 2002, the Company began reorganizing its supply chain to maximize consolidated efficiencies and increase the effectiveness of the merchandising and procurement functions performed for the benefit of our customers. The new structure results in the deferral of certain federal and state income tax payments which amounted to approximately $150,000,000 in the thirty-nine weeks ended March 30, 2002. The Company expects that this deferral will continue throughout fiscal 2002 and fiscal 2003 and anticipates making tax payments related to this deferral beginning in fiscal 2004. In addition, cash flows for the thirty-nine weeks ended March 30, 2002 were negatively impacted by the extension of a $75,000,000 estimated federal income tax payment from the fourth quarter fiscal 2001 to the first quarter fiscal 2002.

           Cash flows used for investing activities increased by approximately $66,029,000 for the thirty-nine weeks of fiscal 2002 over the comparable prior year period. Expenditures for facilities, fleet and other equipment were $309,343,000 in the thirty-nine week period ended March 30, 2002, compared to $245,593,000 in the prior year period, an increase of 26.0%. The increase is primarily due to the construction and completion of new fold-out facilities located in Sacramento, California and Columbia, South Carolina and the ongoing construction of the fold-out facility in Las Vegas, Nevada. Total expenditures in fiscal 2002 are expected to be in the range of $400,000,000 to $425,000,000. The company expects its capital expenditures in fiscal 2003 to increase due to the continuation of the fold-out program; facility, fleet and other equipment replacements and expansion; and the company's supply chain initiatives.

           In fiscal 1992, the Company began a common stock repurchase program which continued into the third quarter of fiscal 2002, resulting in the cumulative repurchase of 195,585,900 shares of common stock. During the thirty-nine weeks ended March 30, 2002, the Company repurchased 11,149,100 shares for $282,904,000. During the thirteen weeks ended March 30, 2002, the Company repurchased 2,202,600 shares for $64,248,000. The remaining number of shares available for repurchase as of March 30, 2002 under the current Board authorization was 12,414,100.

           As of March 30, 2002, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $268,148,000, of which $27,884,000 was outstanding at March 30, 2002.

           As of March 30, 2002, SYSCO's borrowings under its commercial paper program were $343,180,000. Such borrowings were $294,833,000 as of April 26, 2002. During the thirty-nine week period ended March 30, 2002, commercial paper and short-term bank borrowings ranged from approximately $169,216,000 to $538,362,000.

           Included in short term notes payable and cash as of March 30, 2002, are approximately $243,311,000 in commercial paper borrowings primarily incurred to finance the SERCA acquisition which was funded in the beginning of the fourth quarter (See Note 4 to the Financial Statements). It is the Company's intention to replace these commercial paper borrowings with long-term notes.

           Long-term debt to capitalization ratio was 27.8% at March 30, 2002, less than the 35% to 40% target ratio. The ratio decreased from 30.9% at June 30, 2001 and remains below the target rates due to strong cash flows from operations which reduced the need to borrow monies. The anticipated issuance of long-term notes should bring the ratio closer to the target range.

           On June 3, 1998, the Company filed with the Securities and Exchange Commission a $500,000,000 shelf registration of debt securities. In April 2002, SYSCO issued 4.75% Notes totaling $200,000,000 due July 30, 2005 under this shelf registration. These notes, which were priced at 99.8% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity with a make whole provision. The proceeds from the 4.75% Notes are being utilized to retire commercial paper borrowings. As of May 13, 2002, there was $425,000,000 in principal amount outstanding under this registration statement, leaving $75,000,000 available for issuance.

           Concurrent with the issuance of these notes, SYSCO entered into an interest rate swap agreement with a notional amount of $200,000,000 whereby SYSCO receives a fixed rate equal to 4.75% per annum and pays a benchmark interest rate of six months LIBOR in arrears less 84.5 basis points.

           Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers' needs; cash dividends; and acquisitions fitting within the company's overall growth strategy. Any remaining cash generated from operations is applied toward a portion of the cost of shares repurchased in the buyback program, while the remainder of the cost may be financed with additional long-term debt. Management believes that the Company's cash flows from operations, as well as the availability of additional capital under its existing commercial paper programs, debt shelf registration and its ability to access capital from financial markets in the future, will be sufficient to meet its cash requirements while maintaining proper liquidity for normal operating purposes.

           Results of Operations

           Sales increased 6.5% during the thirty-nine weeks and 5.2% in the third quarter of fiscal 2002 over the comparable periods of the prior year. Cost of sales also increased 6.2% during the thirty-nine weeks and 4.9% in the third quarter of fiscal 2002. Internal sales growth for the thirty-nine weeks of fiscal 2002 was 3.9% after adjusting for a 2.6% sales increase due to acquisitions and real sales growth was 1.7% after further adjusting for food price increases of 2.2%. This compares to 9.0% internal sales growth, after adjusting overall sales growth by 5.0% for acquisitions and real sales growth of 6.9% after adjusting for food price increases of 2.1% during the comparable period ended March 31, 2001 as compared to the same period in 2000. Internal sales growth for the quarter ended March 30, 2002 was approximately 3.7% after eliminating the effects of 1.5% for acquisitions and real sales growth was 2.7% after further adjusting for food price increases of 1.0%. This compares to 8.0% internal sales growth after adjusting overall sales growth by 5.2% for acquisitions and real sales growth of 5.0% after adjusting for food price increases of 3.0% during the comparable period ended March 31, 2001 as compared to the same period in 2000. The decrease in sales growth during fiscal 2002 was attributable to overall softness in the economy.

           Operating expenses were 14.98% of sales for the thirty-nine weeks of fiscal 2002 and 15.15% of sales for the third quarter of fiscal 2002. This compares to 14.90% and 14.97%, respectively for comparable periods in fiscal 2001. The increase in operating expenses as a percent to sales in fiscal 2002 is primarily attributable to increased operating expenses realized during the initial operating periods of fold-outs in Sacramento, California; Columbia, South Carolina and Las Vegas, Nevada. In addition, the increase in marketing associate-served sales is accompanied by higher expenses to serve these customers.

           Interest expense decreased 13.4% during the thirty-nine weeks and 22.6% in the third quarter of fiscal 2002 over comparable periods of the prior year, primarily due to decreases in interest rates for the short-term and commercial paper borrowings.

           Income taxes for the periods presented reflect an effective rate of 38.25%.

           Pretax earnings and net earnings for the thirty-nine weeks of fiscal 2002 increased 12.1% over the prior year. Pretax earnings and net earnings for the third quarter of fiscal 2002 increased 8.6% over the prior year. The increases were due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's territorial street customers and increasing sales of SYSCO brand products, both of which generate higher margins.

           Basic earnings per share increased 10.9% and 9.5% for the thirty-nine weeks and the thirteen weeks ended March 30, 2002, respectively, over the comparable periods of the prior year. Diluted earnings per share increased 12.9% and 9.5% for the thirty-nine weeks and thirteen weeks ended March 30, 2002, respectively, over the comparable periods of the prior year. The increases were the result of factors discussed above.

           Broadline Segment

           The Broadline segment had 4.6% and 3.8% sales increases for the thirty-nine weeks and thirteen weeks ended March 30, 2002, respectively, as compared to sales for the comparable periods ended March 31, 2001. These increases were reflected primarily in increased sales to marketing associate-served customers including increased sales of SYSCO brand products. Broadline segment sales as a percentage of total SYSCO sales decreased from 83% for the thirty-nine weeks and thirteen weeks ended March 31, 2001 to 82% for the thirty-nine weeks and thirteen weeks ended March 30, 2002, respectively. This decrease was due primarily to acquisitions of specialty produce, meat and lodging industry product companies, which are included in the Other segment.

           Pretax earnings for the Broadline segment increased by 10.4% and 7.2% for the thirty-nine weeks and thirteen weeks ended March 30, 2002, respectively, over the comparable prior year periods. The increases in pretax earnings were primarily a result of increases in sales to marketing associate served customers and in sales of SYSCO brand products, both of which generate higher margins.

           SYGMA Segment

           The SYGMA segment had sales increases of 9.7% and 10.5% for the thirty-nine weeks and thirteen weeks ended March 30, 2002, respectively, as compared to sales for the comparable periods ended March 31, 2001. These increases were due primarily to sales growth in SYGMA's existing customer base as well as the addition of new customers. SYGMA segment sales as a percentage of total SYSCO sales were 11.5% for the thirty-nine week period and the thirteen week period ended March 30, 2002, respectively. SYGMA segment sales as a percentage of total sales were 11.2% and 11.0%, respectively, for the comparable periods ended March 31, 2001.

           Pretax earnings for the SYGMA segment increased by 45.0% and 10.5% for the thirty-nine weeks and thirteen weeks ended March 30, 2002, respectively, over the comparable prior year periods. The increase for the thirteen weeks and thirty-nine weeks ended March 30, 2002 compared to the comparable prior year periods was due to operating efficiencies realized during the current fiscal year. In addition, the second quarter of fiscal 2001 was negatively impacted by costs incurred in connection with the consolidation of facilities into a new facility.

           Other Segment

           The Other segment had 33.7% and 16.9% sales increases for the thirty-nine weeks and thirteen weeks ended March 30, 2002, respectively, as compared to sales for the comparable periods ended March 31, 2001. The increases were due primarily to the timing of acquisitions made during the periods presented.

           Pretax earnings for the Other segment increased by 8.8% for the thirty-nine weeks of fiscal 2002 and decreased by 0.3% in the third quarter as compared to prior year periods. Pretax earnings during the thirty-nine weeks of fiscal 2002 were positively impacted due to the timing of acquisitions. The decrease in pretax earnings in the third quarter of fiscal 2002 was primarily due to the downturn in demand in the travel and resort destination cities.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

           SYSCO does not utilize financial instruments for trading. SYSCO's use of debt directly exposes the Company to interest rate risk. Floating rate debt, where the interest rate can be changed every year or less over the life of the instrument, exposes the company to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk the Company may need to refinance maturing debt with new debt. SYSCO manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. At March 30, 2002 the Company had outstanding $343,180,000 of commercial paper at variable rates of interest with maturities through May 23, 2002. The Company's remaining debt obligations of $816,450,000 were primarily at fixed rates of interest.

           Forward-Looking Statements

           Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program, market risks, the impact of ongoing legal proceedings, anticipated capital expenditures, the ability to increase market share, sales growth, the impact of tax deferrals, the anticipated issuance of long term debt and the impact thereof, the expected impact of the supply chain initiative, and SYSCO's ability to meet cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment; SYSCO's leverage and debt risks; the ultimate outcome of litigation; and internal factors such as the ability to control expenses. In addition, share repurchases could be affected by market prices for the Company's securities as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors such as interest rates. For a discussion of additional factors that could cause actual results to differ from those contained in the forward-looking statements, see SYSCO's Prospectus Supplement dated March 26, 2002 as filed with the Securities and Exchange Commission on March 28, 2002.

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

                 None

Item 6.          Exhibits and Reports on Form 8-K


           (a)   Exhibits.

                 3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

                 3(b) Bylaws, as amended and restated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

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

                 4(k) Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

               *15(a) Report from Ernst & Young LLP dated May 13, 2002, re: unaudited financial statements.


               *15(b)        Acknowledgement letter from Ernst & Young LLP.



           ----------

                * Filed herewith.




           (b)   Reports on Form 8-K:

                 On March 27, 2002, SYSCO filed a Form 8-K to report a change in principal accountants.

                 On January 16, 2002, SYSCO filed a Form 8-K to report the results of its second fiscal quarter ended December 29, 2001.

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

                                        SYSCO CORPORATION
                                        (Registrant)




                                        By /s/ JOHN K. STUBBLEFIELD, JR.
                                           -----------------------------
                                               John K. Stubblefield, Jr.
                                               Executive Vice President,
                                               Finance & Administration


Date:  May 14, 2002

                                  EXHIBIT INDEX



            NO.                                  DESCRIPTION
            ---                                  -----------
            3(a)             Restated Certificate of Incorporation, incorporated
                             by reference to Exhibit 3(a) to Form 10-K for the
                             year ended June 28, 1997 (File No. 1-6544).

            3(b) Bylaws, as amended and restated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form
                             10-Q for the quarter ended December 29, 2001 (File
                             No. 1-6544).

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

            4(k)             Sixth Supplemental Indenture, including form of
                             Note, dated April 5, 2002 between SYSCO
                             Corporation, as Issuer, and Wachovia Bank, National
                             Association (formerly First Union National Bank of
                             North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5,
                             2002 (File No. 1-6544).

          *15(a)             Report from Ernst & Young LLP dated May 13, 2002,
                             re: unaudited financial statements.

          *15(b)             Acknowledgement letter from Ernst & Young LLP.




----------

     * Filed herewith.