Form 10-K
period 2002-06-29
SYSCO CORP
filed 2002-09-25
CIK 96021

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



             FOR THE FISCAL YEAR ENDED JUNE 29, 2002



                                          OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-6544
                               SYSCO CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        74-1648137
        (State or other jurisdiction of                           (IRS employer
         incorporation or organization)                       identification number)

              1390 ENCLAVE PARKWAY                                  77077-2099
                 HOUSTON, TEXAS                                     (Zip Code)
    (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $19,975,544,000 at September 10, 2002 (based on the closing sales price on the New York Stock Exchange Composite Tape on September 10, 2002, as reported by The Wall Street Journal (Southwest Edition)). At September 10, 2002, the registrant had issued and outstanding an aggregate of 657,722,693 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement filed with the Securities and Exchange Commission on September 23, 2002 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                    PART I.
Item 1.   Business....................................................      1
Item 2.   Properties..................................................      5
Item 3.   Legal Proceedings...........................................      6
Item 4.   Submission of Matters to a Vote of Security Holders.........      7
Item 4A.  Executive Officers of the Registrant........................      7

                                    PART II.
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      8
Item 6.   Selected Financial Data.....................................      8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     19
Item 8.   Financial Statements and Supplementary Data.................     20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     48

                                   PART III.
Item 10.  Directors and Executive Officers of the Registrant..........     48
Item 11.  Executive Compensation......................................     48
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     48
Item 13.  Certain Relationships and Related Transactions..............     48
Item 14.  Controls and Procedures.....................................     48

                                    PART IV.
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     48
Signatures............................................................     52
Certifications........................................................     53

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Sysco Corporation, acting through its subsidiaries and divisions (collectively referred to as "SYSCO" or the "company"), is the largest North American distributor of food and food related products to the foodservice or "food-prepared-away-from-home" industry. Founded in 1969, SYSCO provides its products and services to approximately 415,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

     SYSCO, which was formed when the stockholders of nine companies exchanged their stock for SYSCO common stock, commenced operations in March 1970. Since its formation, the company has grown from $115 million to over $23 billion in annual sales both through internal expansion of existing operations and acquisitions of formerly independent companies. Through the end of fiscal 2002, SYSCO had acquired sixty-seven companies or divisions of companies.

     In September 2001, Guest Supply, Inc., a SYSCO subsidiary, acquired Franklin Supply Company, a supplier of housekeeping and other operating supplies to the lodging industry headquartered in Louisburg, North Carolina. In March 2002, SYSCO acquired substantially all of the assets and certain liabilities of the SERCA Foodservice operations of Sobeys Inc. SERCA Foodservice Inc. is a foodservice and equipment distributor headquartered in Toronto, Ontario.

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

     In July 1999, SYSCO acquired Newport Meat Co. Inc., a southern California based distributor of fresh aged beef and other meats, seafood and poultry products. In August 1999, the company acquired Doughtie's Foods, Inc., a food distributor located in Virginia. Also in August 1999, SYSCO bought substantially all of the assets of Buckhead Beef Company, Inc., a Georgia based distributor of custom-cut fresh steaks and other meats, seafood and poultry products. In November 1999, SYSCO acquired Malcolm Meats, an Ohio based distributor of custom-cut fresh steaks and other meat and poultry products. In January 2000, SYSCO acquired Watson Foodservice, Inc., a broadline foodservice distributor located in Lubbock, Texas. In March 2000, SYSCO acquired FreshPoint, Inc., a distributor of produce with locations in the U.S. and Canada.

     SYSCO is organized under the laws of Delaware. The address and telephone number of the company's executive office are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390.

OPERATING SEGMENTS

     SYSCO provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Each of SYSCO's operating companies generally represents a separate operating segment. Under the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the company has aggregated its operating companies into five segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the company's three other segments, including the company's specialty produce, meat and lodging industry products segments. The company's specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Specialty meat companies distribute custom-cut fresh steaks, and other meat, seafood and poultry products. Our lodging industry products company distributes personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry.

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

     The company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to the traditional customers. SYSCO's operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through the more than 13,150 sales and marketing representatives of SYSCO and its operating companies, SYSCO stays informed of the needs of its customers and acquaints them with new products and services. SYSCO's operating companies also provide ancillary services relating to foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, food safety training, contract services for installing kitchen equipment, installation and service of beverage dispensing machines and assistance in inventory control, as well as access to various third party services designed to add value to our customers' businesses.

     No single foodservice customer accounted for as much as 10% of SYSCO's sales for its fiscal year ended June 29, 2002. Approximately 3.7% of traditional foodservice sales during fiscal 2002 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

     SYSCO's sales to chain restaurant customers consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. One chain restaurant customer (Wendy's International, Inc.) accounted for 5.2% of SYSCO's sales for its fiscal year ended June 29, 2002. Although this customer represents 41% of the SYGMA segment sales, the company does not believe that the loss of this customer would have a material adverse effect on SYSCO as a whole. There are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

     Based upon available information, the company estimates that sales by type of customer during the past three fiscal years were as follows:

                                                              FISCAL   FISCAL   FISCAL
TYPE OF CUSTOMER                                               2002     2001     2000
----------------                                              ------   ------   ------
Restaurants.................................................    63%      64%      65%
Hospitals and nursing homes.................................    10       11       10
Schools and colleges........................................     6        6        6
Hotels and motels...........................................     6        5        5
Other.......................................................    15       14       14
                                                               ---      ---      ---
  Totals....................................................   100%     100%     100%
                                                               ===      ===      ===

SOURCES OF SUPPLY

     SYSCO estimates that it purchases from thousands of independent sources, none of which individually account for more than 5% of the company's purchases. These sources of supply consist generally of large corporations selling brand name and private label merchandise and independent private label processors and packers. Generally, purchasing is carried out through centrally developed purchasing programs (see "Corporate Headquarters' Services" below) and direct purchasing programs established by the company's various operating companies. The company continually develops relationships with suppliers but has no material long-term purchase commitments with any supplier.

CORPORATE HEADQUARTERS' SERVICES

     SYSCO's corporate staff, consisting of approximately 940 persons, makes available a number of services to the company's operating companies. These persons possess experience and expertise in, among other areas, accounting and finance, cash management, information technology, employee benefits, engineering and insurance. Corporate also makes available legal, marketing and tax compliance services as well as warehousing and distribution services, which provide assistance in space utilization, energy conservation, fleet management and work flow.

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

CAPITAL IMPROVEMENTS

     To maximize productivity and customer service, the company continues to construct and modernize its distribution facilities. During fiscal 2002, 2001 and 2000, approximately $416,000,000, $341,000,000 and $266,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The company estimates its capital expenditures in fiscal 2003 should be in the range of $450,000,000 to $500,000,000. During the three years ended June 29, 2002, capital expenditures were financed primarily by internally generated funds, the company's commercial paper program and bank borrowings. The Company expects to finance its fiscal 2003 capital expenditures from the same sources.

EMPLOYEES

     As of June 29, 2002, SYSCO and its operating companies had approximately 46,800 full-time employees, approximately 21% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally. Collective bargaining agreements covering approximately 22% of the company's union employees expire during fiscal 2003. SYSCO considers its labor relations to be satisfactory.

COMPETITION

     The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis. The company believes that, although price and customer contact are important considerations, the principal competitive factor in the foodservice industry is the ability to deliver a wide range of quality products and related services on a timely and dependable basis. Although SYSCO's share of the foodservice industry market in the United States and Canada was approximately 11.7% as of June 29, 2002, SYSCO believes, based upon industry trade data, that its sales to the U.S. "food-prepared-away-from-home" industry were the largest of any foodservice distributor during fiscal 2002. While adequate industry statistics are not available, the company believes that in most instances its local operations are among the leading distributors of food and related nonfood products to foodservice customers in their respective trading areas.

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

     As of September 10, 2002, SYSCO and its operating companies operated 158 facilities throughout the United States and Canada, of which 142 were principal distribution facilities.

ITEM 2.  PROPERTIES

     The table below shows the number of distribution facilities and self-serve centers occupied by SYSCO in each state or province and the aggregate cubic footage devoted to cold and dry storage as of September 10, 2002.

                                                     NUMBER OF    COLD STORAGE   DRY STORAGE
                                                    FACILITIES     (THOUSANDS    (THOUSANDS
LOCATION                                            AND CENTERS   CUBIC FEET)    CUBIC FEET)
--------                                            -----------   ------------   -----------
Alabama...........................................        2           1,683          2,393
Alaska............................................        1             236            475
Arizona...........................................        1           2,819          3,348
Arkansas..........................................        1           1,607          2,802
California........................................       17          20,168         27,308
Colorado..........................................        2           3,729          4,260
Connecticut.......................................        1           2,489          2,737
District of Columbia..............................        2             670            158
Florida...........................................       11          16,385         20,746
Hawaii............................................        1              --            258
Georgia...........................................        5           5,265          8,680
Idaho.............................................        1           1,004          1,171
Illinois..........................................        3           3,926          7,419
Indiana...........................................        2           2,909          2,250
Iowa..............................................        1           1,314          4,148
Kansas............................................        1           2,735          3,793
Kentucky..........................................        1           2,330          2,648
Louisiana.........................................        1           2,577          3,254
Maine.............................................        1           1,508          1,916
Maryland..........................................        5           7,078          7,147
Massachusetts.....................................        2           6,756          6,927
Michigan..........................................        4           5,565          8,482
Minnesota.........................................        1           3,636          3,063
Mississippi.......................................        1           2,125          2,690
Missouri..........................................        1           1,128          1,348
Montana...........................................        1           2,043          1,830
Nebraska..........................................        1           1,844          2,206
Nevada............................................        2           2,749          3,092
New Jersey........................................        3           3,082         10,715
New Mexico........................................        1           2,182          1,855
New York..........................................        5           6,220          9,104
North Carolina....................................        4           3,976          9,107
Ohio..............................................        8           7,185         13,497
Oklahoma..........................................        2           2,834          3,384

                                                     NUMBER OF    COLD STORAGE   DRY STORAGE
                                                    FACILITIES     (THOUSANDS    (THOUSANDS
LOCATION                                            AND CENTERS   CUBIC FEET)    CUBIC FEET)
--------                                            -----------   ------------   -----------
Oregon............................................        3           4,085          3,866
Pennsylvania......................................        4           7,211          7,767
South Carolina....................................        1           2,271          2,362
South Dakota......................................        1               2            123
Tennessee.........................................        4           7,178          9,766
Texas.............................................       14          14,048         19,204
Utah..............................................        1           3,840          3,936
Virginia..........................................        2           4,820          4,342
Washington........................................        1           3,526          3,008
Wisconsin.........................................        3           6,091          6,555
Alberta, Canada...................................        3           4,380          4,375
British Columbia, Canada..........................        8           3,866          4,568
Manitoba, Canada..................................        1           1,135            860
New Brunswick, Canada.............................        2           1,172          1,031
Newfoundland, Canada..............................        2             744            669
Nova Scotia, Canada...............................        2             744            710
Ontario, Canada...................................        8           8,289          9,572
Quebec, Canada....................................        1             716          1,218
Saskatchewan, Canada..............................        1           1,271            750
                                                        ---         -------        -------
     Total........................................      158         207,144        268,890
                                                        ===         =======        =======

     SYSCO owns approximately 369,000,000 cubic feet of its distribution facilities and self-serve centers (or 77.5% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 2003 to fiscal 2020, exclusive of renewal options. Certain of the facilities owned by the company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $26,030,000 at June 29, 2002. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates to 2026.

     The company owns its approximately 188,000 square foot headquarters office complex in Houston, Texas and leases approximately 150,600 square feet of additional office space in Houston, Texas.

     Facilities in Harrisburg, Pennsylvania; Cleveland, Ohio; Lewisville, Texas; Houston, Texas; Olathe, Kansas; Pocomoke, Maryland; Moundsview, Minnesota; Peterborough, Ontario; Miami, Florida and Lubbock, Texas (which in the aggregate accounted for approximately 14.4% of fiscal 2002 sales) are operating near capacity and the company is currently constructing expansions or replacements for these distribution facilities.

     As of September 10, 2002, SYSCO's fleet of approximately 8,380 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The company owns approximately 85% of these vehicles and leases the remainder.

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

                                                                   SERVED IN THIS
NAME OF OFFICER                             CAPACITY               POSITION SINCE   AGE
---------------                  -------------------------------   --------------   ---
Charles H. Cotros..............  Chairman and Chief Executive      2000 & 1985      65
                                 Officer; Director
Larry J. Accardi...............  Executive Vice President,         2000 & 2002      53
                                 Merchandising Services and
                                 Multi-Unit Sales; President,
                                 Specialty Distribution
Kenneth J. Carrig..............  Senior Vice President,                1999         45
                                 Administration
James C. Graham................  Senior Vice President,                2000         52
                                 Foodservice Operations
James E. Lankford..............  Senior Vice President,                2000         49
                                 Foodservice Operations
Thomas E. Lankford.............  Executive Vice President;         2000, 2002 &     55
                                 President of Foodservice              2000
                                 Operations, North America;
                                 Director
Gregory K. Marshall............  Senior Vice President; CEO, The       1993         55
                                 SYGMA Network
Michael C. Nichols.............  Vice President, General Counsel   1999 & 2002      50
                                 and Secretary
Larry G. Pulliam...............  Senior Vice President,                2002         46
                                 Merchandising Services
Diane Day Sanders..............  Vice President and Treasurer          1994         53
Richard J. Schnieders..........  President and Chief Operating     2000 & 1999      54
                                 Officer; Director
Stephen F. Smith...............  Senior Vice President,                2002         52
                                 Foodservice Operations
Bruce L. Soltis................  Senior Vice President, Canadian       2002         57
                                 Foodservice Operations
Kenneth F. Spitler.............  Executive Vice President,             2002         53
                                 Redistribution and Northeast
                                 Region
John K. Stubblefield, Jr.......  Executive Vice President,             2000         56
                                 Finance and Administration
James D. Wickus................  Senior Vice President,                1995         60
                                 Foodservice Operations

     Each of the executive officers listed above has been employed by the company throughout the past five years except Kenneth J. Carrig. Before joining SYSCO, Mr. Carrig was Vice President of Human Resources for Continental Airlines, Inc. from 1995 to 1997. Prior to that he was Senior Director of the Southwest Region for PepsiCo, Inc. from 1987 to 1995.

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

                                                         COMMON STOCK
                                                            PRICES
                                                        ---------------   DIVIDENDS PAID
                                                         HIGH     LOW       PER SHARE
                                                        ------   ------   --------------
Fiscal 2001:
  First Quarter.......................................  $23.63   $19.38       $0.06
  Second Quarter......................................   30.44    21.75        0.06
  Third Quarter.......................................   30.00    23.50        0.07
  Fourth Quarter......................................   30.12    25.70        0.07
Fiscal 2002:
  First Quarter.......................................  $29.86   $21.75       $0.07
  Second Quarter......................................   27.22    23.85        0.07
  Third Quarter.......................................   30.35    25.28        0.09
  Fourth Quarter......................................   29.94    25.76        0.09

     The number of record owners of SYSCO's Common Stock as of September 10, 2002 was 15,583.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           FISCAL YEAR ENDED
                                  -------------------------------------------------------------------
                                                                               1999
                                     2002          2001          2000       (53 WEEKS)       1998
                                  -----------   -----------   -----------   -----------   -----------
                                                 (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales...........................  $23,350,504   $21,784,497   $19,303,268   $17,422,815   $15,327,536
Earnings before income taxes....    1,100,870       966,655       737,608       593,887       532,493
Income taxes....................      421,083       369,746       283,979       231,616       207,672
                                  -----------   -----------   -----------   -----------   -----------
Earnings before cumulative
  effect of accounting change...      679,787       596,909       453,629       362,271       324,821
Cumulative effect of accounting
  change........................           --            --        (8,041)           --       (28,053)
                                  -----------   -----------   -----------   -----------   -----------
Net earnings....................  $   679,787   $   596,909   $   445,588   $   362,271   $   296,768
                                  ===========   ===========   ===========   ===========   ===========
Earnings before accounting
  change:
  Basic earnings per share......  $      1.03   $      0.90   $      0.69   $      0.54   $      0.48
  Diluted earnings per share....         1.01          0.88          0.68          0.54          0.47
Cumulative effect of accounting
  change:
  Basic earnings per share......           --            --         (0.01)           --         (0.04)
  Diluted earnings per share....           --            --         (0.01)           --         (0.04)
Net earnings:
  Basic earnings per share......         1.03          0.90          0.68          0.54          0.44
  Diluted earnings per share....         1.01          0.88          0.67          0.54          0.43
Cash dividends per share........         0.32          0.26          0.22          0.19          0.17
Total assets....................    5,989,753     5,352,987     4,730,145     4,081,205     3,780,189
Capital expenditures............      416,393       341,138       266,413       286,687       259,353
Long-term debt..................    1,176,307       961,421     1,023,642       997,717       867,017
Shareholders' equity............    2,132,519     2,100,535     1,721,584     1,394,221     1,326,639
                                  -----------   -----------   -----------   -----------   -----------
Total capitalization............  $ 3,308,826   $ 3,061,956   $ 2,745,226   $ 2,391,938   $ 2,193,656
                                  ===========   ===========   ===========   ===========   ===========
Ratio of long-term debt to
  capitalization................         35.6%         31.4%         37.3%         41.7%         39.5%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     SYSCO provides marketing and distribution services to foodservice customers throughout the United States and Canada. The company intends to continue to expand its market share through profitable sales growth, foldouts, acquisitions, and constant emphasis on the development of its consolidated buying programs. The company also strives to increase the effectiveness of its marketing associates and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

     SYSCO's operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers' needs; cash dividends; and acquisitions fitting within the company's overall growth strategy. Any remaining cash generated from operations may, at the discretion of management, be applied toward a portion of the cost of the share repurchase program, while the remainder of the cost may be financed with additional long-term debt. SYSCO's share repurchase program is used primarily to offset shares issued under various employee benefit and compensation plans, for acquisitions and to reduce shares outstanding, all of which may have the net effect of increasing earnings per share. Management targets a long-term debt to total capitalization ratio between 35% to 40%. The ratio may exceed the target range from time to time due to borrowings incurred in order to fund acquisitions and internal growth opportunities and due to fluctuations in the timing and amount of share repurchases. The ratio may also fall below the target range due to strong cash flow from operations and fluctuations in the timing and amount of share repurchases. This ratio was 35.6% and 31.4% at June 29, 2002 and June 30, 2001, respectively.

     The company generated net cash from operations of $1,084,980,000 in fiscal 2002, $955,224,000 in fiscal 2001 and $708,726,000 in fiscal 2000. The overall increases in operating results contributed to the annual increases in cash flows from operations. In addition, during the second quarter of fiscal 2002, the company began reorganizing its supply chain to maximize consolidated efficiencies and increase the effectiveness of the merchandising and procurement functions performed for the benefit of our customers. The new structure resulted in the deferral of certain federal and state income tax payments which amounted to $266,673,000 for fiscal 2002 and was reflected in the increase in the deferred tax provision. The company expects the positive cash flow effect of the deferral in fiscal 2003 to increase from fiscal 2002 levels. The company expects the cash flow impact of deferrals in fiscal 2004 and beyond to be less than fiscal 2003 levels, as it expects to begin making payments related to these deferrals in fiscal 2004. The company expects the cash flow impact of deferrals in fiscal 2004 and beyond to be incrementally positive when compared to what would have been paid on an annual basis without the deferral.

     In addition, a federal tax payment of $75,000,000 normally due in the fourth quarter of 2001 was deferred until the first quarter of 2002 as allowed by the Internal Revenue Service due to the Texas tropical storm Allison disaster and is reflected in the decrease of accrued income taxes in fiscal 2002.

     Cash used for investing activities was $630,300,000 in fiscal 2002, $338,751,000 in fiscal 2001 and $459,392,000 in fiscal 2000. Expenditures for facilities, fleet and other equipment were $416,393,000 in fiscal 2002, $341,138,000 in fiscal 2001 and $266,413,000 in fiscal 2000. The increase in fiscal 2002 over prior years is primarily due to the construction and completion of new fold-out facilities located in Sacramento, California and Columbia, South Carolina and the ongoing construction of the fold-out facility in Las Vegas, Nevada. Fiscal 2002 expenditures also included costs incurred on the construction or expansion of facilities in Lewisville, Texas; Norman, Oklahoma; Baraboo, Wisconsin and Jersey City, New Jersey. Total expenditures in fiscal 2003 are expected to increase to the range of $450,000,000 to $500,000,000 due to the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; and the company's supply chain initiatives. Expenditures for acquisitions of businesses were $234,618,000 in fiscal 2002, $10,363,000 in fiscal 2001, and $211,901,000 in fiscal 2000.

     In February 2000, the company filed with the Securities and Exchange Commission a shelf registration statement covering 5,700,000 shares of common stock to be offered from time to time in connection with acquisitions. This registration statement was amended in January 2001 to include an additional 1,100,000 shares. No additional shares may be issued under this registration statement.

     In November 2000, the company filed with the Securities and Exchange Commission a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of June 29, 2002, 29,477,835 shares remained available for issuance under this registration statement.

     Cash used for financing activities was $359,984,000 in fiscal 2002, $639,858,000 in fiscal 2001 and $239,509,000 in fiscal 2000. In September 2001, the Board authorized the repurchase of an additional 16,000,000 shares. Under this authorization, 5,563,200 shares remained available for repurchase at June 29, 2002. In July 2002, the Board authorized the repurchase of an additional 20,000,000 shares. The number of shares acquired and their cost for the past three years were 18,000,000 shares for $473,558,000 in fiscal 2002, 16,000,000 shares for $428,196,000 in fiscal 2001 and 11,320,800 shares for $186,296,000 in fiscal 2000.

     Dividends paid were $213,275,000 in fiscal 2002, $173,701,000 in fiscal 2001 and $145,418,000 in fiscal 2000. SYSCO began paying the current quarterly dividend rate of $0.09 per share in January 2002, an increase from the $0.07 per share that became effective in February 2001.

     In April 2002, SYSCO issued $200,000,000 principal amount of 4.75% notes due July 30, 2005 under a shelf registration statement filed in June 1998. These notes, which were priced at 99.8% of par, are unsecured and are not subject to any sinking fund requirement. They include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to insure that the note holders are not penalized by early redemption. Proceeds from the notes were used to pay down borrowings under the company's commercial paper program. As of August 24, 2002, there was $425,000,000 in principal amount outstanding under the previously filed registration statement, leaving $75,000,000 available for issuance.

     Concurrent with the issuance of these notes, SYSCO entered into an interest rate swap agreement with a notional amount of $200,000,000 whereby SYSCO receives a fixed rate equal to 4.75% per anum and pays a benchmark interest rate of six-month LIBOR in arrears less 84.5 basis points.

     In May 2002, SYSCO International, Co., a wholly-owned subsidiary of SYSCO, issued $200,000,000 principal amount of 6.10% notes due June 1, 2012 in a private offering. These notes, which were priced at 99.7% of par, are fully and unconditionally guaranteed by SYSCO Corporation and are not subject to any sinking fund requirement. They include registration rights and a redemption provision which allows SYSCO International, Co. to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to insure that the note holders are not penalized by the early redemption. SYSCO International, Co. and SYSCO have filed a registration statement with the Securities and Exchange Commission covering an identical series of notes to be issued in exchange for the unregistered notes outstanding. The proceeds from the 6.10% notes were utilized to repay commercial paper borrowings issued by SYSCO International, Co. to fund the acquisition of a Canadian broadline foodservice business.

     SYSCO has uncommitted bank lines of credit, which provide for unsecured borrowings for working capital up to $125,000,000, of which none was outstanding at June 29, 2002 and $30,640,000 was outstanding at June 30, 2001.

     SYSCO has a commercial paper program in the United States which was supported by a bank credit facility in the amount of $300,000,000 as of June 29, 2002 maturing in fiscal 2004. In September, the company entered into a new revolving loan agreement in the amount of $450,000,000 maturing in fiscal 2008. SYSCO also has a commercial paper program in Canada which is supported by a bank credit facility in the amount of $100,000,000 in Canadian dollars maturing in fiscal 2003. During fiscal 2002, 2001 and 2000, commercial paper and short-term bank borrowings ranged from approximately $51,472,000 to $538,362,000, $157,631,000 to $411,790,000, and $199,028,000 to $469,094,000, respectively.
Commercial paper borrowings were $63,293,000 as of June 29, 2002 and $54,040,000 as of August 24, 2002. The company intends to settle outstanding commercial paper borrowings when they come due by issuing additional commercial paper or retiring them utilizing cash generated from operations.

     The net cash provided by operations less cash utilized for capital expenditures, the stock repurchase program, cash dividends and other uses resulted in net long-term debt of $1,176,307,000 at June 29, 2002. After adjusting for the interest rate swap, approximately 82% of the long-term debt is at fixed rates averaging 6.61% and the remainder is at floating rates averaging 1.3%. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

     In summary, SYSCO believes that through continual monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth certain information concerning SYSCO's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

                                                            PAYMENTS DUE BY PERIOD
                               ---------------------------------------------------------------------------------
                                  TOTAL                                                                   OVER
                               OBLIGATIONS   0-1 YEAR   1-2 YEARS   2-3 YEARS   3-4 YEARS   4-5 YEARS   5 YEARS
                               -----------   --------   ---------   ---------   ---------   ---------   --------
                                                                (IN THOUSANDS)
Short-term debt and
  commercial paper...........  $   66,360    $ 66,360    $    --    $     --    $     --    $     --    $     --
Long-term debt...............   1,179,351       7,743     18,694     152,587     402,409     102,667     495,251
Capital lease obligations....      10,710       6,011      3,146         419          96         102         936
Long-term non-capitalized
  leases.....................     277,713      51,680     44,353      36,315      30,296      22,712      92,357
                               ----------    --------    -------    --------    --------    --------    --------
Total contractual cash
  obligations................  $1,534,134    $131,794    $66,193    $189,321    $432,801    $125,481    $588,544
                               ==========    ========    =======    ========    ========    ========    ========
Outstanding letters of
  credit.....................  $   15,619    $ 15,619    $    --    $     --    $     --    $     --    $     --
                               ==========    ========    =======    ========    ========    ========    ========

SALES

     Sales increased 7.2% in fiscal 2002, 12.8% in fiscal 2001 and 10.8% in fiscal 2000. The annual sales increases were attributable to a variety of factors, including the progress of our Customers Are Really Everything to SYSCO (C.A.R.E.S.) customer relationship initiatives, a persistent focus on increasing sales to marketing associate-served customers, the continuing recognition by customers of the quality and value of SYSCO Brand products, the overall growth in the foodservice industry and acquisitions. After adjusting for food cost increases and acquisitions, real sales growth was approximately 2.7% in 2002. Acquisitions represented 3.4% of sales increases for fiscal 2002 and food cost inflation was 1.1%.

     After adjusting for food cost increases and acquisitions, real sales growth was approximately 5.8% in fiscal 2001. Acquisitions represented 4.5% of total sales in fiscal 2001 and food cost inflation was approximately 2.5%. After adjusting for food cost increases, acquisitions and adjusting for the extra week in fiscal 1999, real sales growth was approximately 9% in fiscal 2000. Acquisitions represented 3.5% of sales increases in fiscal 2000 and food cost inflation was approximately 0.4% for fiscal 2000.

     The lower sales growth in 2002 was attributable to the overall softness in the economy and comparisons to sales increases in fiscal 2001 which were among the highest in SYSCO's history. The quarterly real sales growth trends experienced by the company were 1.7%, 0.7%, 2.7% and 5.2% for the first, second, third and fourth quarter of fiscal 2002, respectively, over comparable quarters in fiscal 2001.

     Industry sources estimate the total foodservice market experienced real growth of approximately 0.5% in calendar year 2001 and 2.9% in calendar year 2000.

     Sales for fiscal 2000 through 2002 were as follows:

FISCAL YEAR                                              SALES        % INCREASE
-----------                                         ---------------   ----------
2002..............................................  $23,350,504,000       7.2%
2001..............................................   21,784,497,000      12.8
2000..............................................   19,303,268,000      10.8

     A comparison of the sales mix in the principal product categories during the last three years is presented below:

                                                              2002   2001   2000
                                                              ----   ----   ----
Canned and dry products.....................................   19%    19%    21%
Fresh and frozen meats......................................   18     18     17
Frozen fruits, vegetables, bakery and other.................   13     13     14
Poultry.....................................................   10     10     10
Dairy products..............................................    9      9      9
Fresh produce...............................................    9      9      7
Paper and disposables.......................................    8      8      8
Seafoods....................................................    6      6      6
Beverage products...........................................    3      3      3
Janitorial products.........................................    2      2      2
Equipment and smallwares....................................    2      2      2
Medical supplies............................................    1      1      1
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     A comparison of sales by type of customer during the last three years is presented below:

                                                              2002   2001   2000
                                                              ----   ----   ----
Restaurants.................................................   63%    64%    65%
Hospitals and nursing homes.................................   10     11     10
Schools and colleges........................................    6      6      6
Hotels and motels...........................................    6      5      5
All other...................................................   15     14     14
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

COST OF SALES

     Cost of sales increased approximately 6.9% in fiscal 2002, 11.9% in fiscal 2001 and 10.1% in fiscal 2000. The rate of increases were less than the rate of sales increases leading to improved gross margins. The rate of increase is influenced by SYSCO's overall customer and product mix, economies realized in purchasing and higher sales of SYSCO Brand products.

OPERATING EXPENSES

     Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales were 14.8% for fiscal 2002 and 2001 and 14.7% for fiscal 2000. Changes in the percentage relationship of operating expenses to sales result from an interplay of several economic influences, including customer mix. Inflationary increases in operating costs generally have been offset through improved productivity.

     Operating expenses in fiscal 2002 were negatively impacted by increased costs realized during the initial operating periods of fold-outs in Sacramento, California; Columbia, South Carolina and Las Vegas, Nevada.

In addition, the increase in marketing associate-served sales is accompanied by higher expenses to serve these customers. In fiscal 2000, expenses were incurred in connection with the closing of a facility and one-time non-recurring costs associated with the completion of the SYSCO Uniform Systems implementation. The sum of the costs related to fiscal 2000 were approximately $13,000,000.

INTEREST EXPENSE

     Interest expense for the year decreased $8,879,000 or approximately 12.4% below fiscal 2001, which had increased $944,000 or approximately 1.3% over fiscal 2000. The decrease in interest expense in fiscal 2002 was primarily due to decreases in interest rates for short-term and commercial paper borrowings. Interest expense in fiscal 2000 included interest income in the amount of $3,000,000 related to a Federal income tax refund on an amended return. After adjusting for the refund, interest expense in the fiscal 2001 period decreased $2,056,000 or approximately 2.8%. This decrease was due primarily to decreased borrowings. Interest capitalized during construction periods for the past three years was $3,746,000 in fiscal 2002, $2,995,000 in fiscal 2001 and $964,000 in fiscal 2000.

OTHER, NET

     Other, net was $2,805,000 income in fiscal 2002, an increase of $2,906,000 from the $101,000 expense in fiscal 2001. Fiscal 2001's expense of $101,000 decreased $1,421,000 from the $1,522,000 expense in fiscal 2000. Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities.

EARNINGS BEFORE INCOME TAXES

     Earnings before income taxes rose $134,215,000, or approximately 13.9% above fiscal 2001 which had increased $229,047,000, or approximately 31.1%, over fiscal 2000. Fiscal 2000 increased $143,721,000, or approximately 24.2% over fiscal 1999. Additional sales and realization of operating efficiencies contributed to the increases as well as the company's success in its continued efforts to increase sales to the company's higher margin territorial street customers and increasingly higher sales of SYSCO Brand products, both of which generally yield higher margins.

PROVISION FOR INCOME TAXES

     The effective tax rate was 38.25% in fiscal 2002 and 2001 and 38.5% in fiscal 2000.

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     Fiscal 2002 represents the twenty-sixth consecutive year of increased earnings before the cumulative effect of an accounting change. Earnings before cumulative effect of an accounting change rose $82,878,000 or approximately 13.9% above fiscal 2001, which had increased $143,280,000 or approximately 31.6% over fiscal 2000. Fiscal 2000 increased $91,358,000 or approximately 25.2% over fiscal 1999. The increases were caused by additional sales, operating efficiencies and other factors discussed above.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In the first quarter of fiscal 2000, SYSCO recorded a one-time, after-tax, non-cash charge of $8,041,000 to comply with the required adoption of AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 required the writeoff of any unamortized costs of start-up activities and organization costs.

NET EARNINGS

     Net earnings for the year increased $82,878,000 or approximately 13.9% above fiscal 2001, which had increased $151,321,000 or approximately 34.0% over fiscal 2000. Fiscal 2000 increased $83,317,000 or approximately 23.0% over fiscal 1999.

RETURN ON SHAREHOLDERS' EQUITY

     The return on average shareholders' equity was approximately 31% in fiscal 2002 and fiscal 2001 and 30% in fiscal 2000. Since its inception SYSCO has averaged in excess of an 18% return on shareholders' equity before the cumulative effect of accounting changes.

BROADLINE SEGMENT

     Broadline segment sales increased by 5.8% in fiscal 2002 as compared to fiscal 2001 and by 8.8% in fiscal 2001 as compared to fiscal 2000. The fiscal 2002 and 2001 sales growth was due primarily to increased sales to marketing associate-served customers as well as increased sales of SYSCO Brand products. Broadline segment sales as a percentage of total SYSCO sales decreased from 83.1% in fiscal 2001 to 82.1% in fiscal 2002 and from 86.2% in fiscal 2000 to 83.1% in fiscal 2001. The decreases in fiscal 2002 and fiscal 2001 were due primarily to acquisitions of specialty meat, lodging industry product and produce companies in the Other segments and greater percentage growth of specialty meat, lodging industry companies and SYGMA segment as a percentage of overall SYSCO sales.

     Earnings before income taxes from the Broadline segment increased by 12.4% in fiscal 2002 as compared to fiscal 2001 and by 25.6% in fiscal 2001 as compared to fiscal 2000. The increases in earnings before income taxes for fiscal 2002 and fiscal 2001 were driven by increased sales to marketing associate-served customers as well as increases in sales of SYSCO Brand products, both of which generally yield higher margins. Completion of the installation of SYSCO Uniform Systems in the second quarter of fiscal 2000 also impacted pretax earnings with increased efficiencies and productivity.

SYGMA SEGMENT

     SYGMA segment sales increased by 10.6% in fiscal 2002 as compared to fiscal 2001 and 12.2% in fiscal 2001 as compared to fiscal 2000. The fiscal 2002 and 2001 sales growth was due primarily to sales growth in SYGMA's existing customer base. SYGMA segment sales as a percentage of total SYSCO sales increased from 11.1% in fiscal 2001 to 11.4% in fiscal 2002 and decreased from 11.2% in fiscal 2000 to 11.1% in fiscal 2001. The decrease in fiscal 2001 was due to the acquisition of specialty meat, lodging industry product and produce companies in the Other segments.

     Earnings before income taxes for the segment increased by 41.2% in fiscal 2002 as compared to fiscal 2001 and 213.3% in fiscal 2001 as compared to fiscal 2000. The increases in fiscal 2002 and fiscal 2001 were due to operating efficiencies and improved labor costs realized during the current fiscal year.

OTHER SEGMENTS

     The Other segment sales increased by 23.9% in fiscal 2002 as compared to fiscal 2001 and 157.7% in fiscal 2001 as compared to fiscal 2000. Other Segment sales as a percentage of total SYSCO sales increased from 6.3% in fiscal 2001 to 7.3% in fiscal 2002 and from 2.8% in fiscal 2000 to 6.3% in fiscal 2001. The increases were due primarily to the timing of acquisitions made during the periods presented.

     Earnings before income taxes increased by 15.5% in fiscal 2002 as compared to fiscal 2001 and 98.7% in fiscal 2001 as compared to fiscal 2000. The increases were due primarily to the timing of acquisitions made during the periods presented. In fiscal 2002, earnings were negatively impacted by the downturn in demand in travel and resort destination cities which are serviced by certain of the specialty companies.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses in the accompanying financial statements. Significant accounting polices employed by SYSCO are presented in the notes to the financial statements.

     Critical accounting policies are those that are most important to the portrayal of the company's financial condition and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. SYSCO's most critical accounting policies pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans and accounting for business combinations.

  Allowance for Doubtful Accounts Receivable

     SYSCO evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligation to us, we record a specific reserve for bad debts to reduce the net recognized receivable to the amount we reasonably expect to collect and write-off such amounts at the end of each fiscal year. In addition, we recognize reserves for all other receivables based on analysis of historical trends of write-offs and recoveries. If the financial condition of our customers were to deteriorate, additional reserves may be required.

  Self-Insurance Program

     SYSCO maintains a self-insurance program covering portions of workers' compensation, group medical, general liability and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and include an estimate for significant claims incurred but not reported. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. In an attempt to mitigate our risks of workers' compensation, vehicle and general liability claims, we have implemented safety procedures and awareness programs.

  Pension Plans

     SYSCO maintains defined benefit and defined contribution retirement plans for its employees. The company also contributes to various multi-employer plans under collective bargaining agreements. The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation. SYSCO also maintains a non-qualified, unfunded Supplementary Executive Retirement Plan (SERP) for key employees. In order to meet its obligations under the SERP, the company maintains life insurance policies on the lives of participants. SYSCO is the sole owner and beneficiary of such policies, which are excluded from plan assets in arriving at prepaid (accrued) benefit cost. Cash surrender values of such policies were $71,418,000 at June 29, 2002 and $79,083,000 at June 30, 2001.

     SYSCO accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" as amended by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106." These statements require that the amounts recognized in the financial statements be determined on an actuarial basis which include assumptions regarding the expected rate of return on plan assets, a discount rate for determining the current value of plan benefits, and the assumption for the rate of increase in future compensation levels, as well as other assumptions.

     For guidance in determining the discount rate, SYSCO looks at rates of return on high-quality fixed-income investments. This rate was 7.25% and 7.50% as of June 29, 2002 and June 30, 2001, respectively. SYSCO looks to actual plan experience in determining the rates of increase in compensation levels. SYSCO used a plan specific age-related set of rates (equivalent to a single rate of 5.89%), as of June 29, 2002 and June 30, 2001. The expected long-term rate of return on plan assets was 9.50% and 10.50% as of June 29, 2002 and June 30, 2001, respectively. Management believes that this assumption is reasonable based on the investment policy and expectations of future returns for the various asset classes in which trust assets are invested. Although not determinative of future returns, the effective annual rate of return on plan assets was 9.9%, 9.3% and a negative 2.2% over the ten-year, five-year and one-year periods ended December 31, 2001, respectively. The rate of return assumption is reviewed annually and revised as deemed appropriate.

     The performance of the stock market in 2002 and 2001 resulted in a decline in the value of the assets held by the pension plans. As a result, the company was required to reflect a minimum pension liability of $65,435,000, net of tax, as of June 29, 2002 and $5,624,000, net of tax, as of June 30, 2001. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in the pension liability and on offsetting charge to shareholders' equity, net of tax, through comprehensive loss rather than net income.

     The company's prepaid benefit cost prior to the recognition of the additional minimum pension liability was $1,063,000 at June 29, 2002 and its accrued benefit cost prior to the recognition of the additional minimum pension liability was $30,736,000 at June 30, 2001. Included in arriving at accrued benefit cost are $236,852,000 in deferred net actuarial losses resulting from the variance of actual experience from that projected by actuarial assumptions. A portion of this unrecognized loss is amortized and recognized in accordance with SFAS No. 87 in pension expense over time. The company recognized net pension costs of $51,336,000 and $30,359,000 for fiscal years 2002 and 2001, respectively.

  Accounting for Business Combinations

     Goodwill and intangible assets represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired including goodwill and other intangible assets as well as determining the allocation of goodwill to the appropriate reporting unit. In addition, SYSCO assesses the recoverability of these intangibles by determining whether the amortization of these intangibles over their remaining lives can be recovered through undiscounted future net cash flows of the acquired operations. The amount of impairment, if any, is measured by the amount in which the carrying amounts exceed the projected discounted future operating cash flows. SYSCO will adopt SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" in fiscal year 2003 which discontinues the amortization of goodwill and indefinite life intangibles and requires an annual test of impairment based on a comparison of fair value to carrying values. The evaluation of impairment under both the existing rules and SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of the operations. Actual results could differ from projections resulting in the company revising its assumptions and, if required, recognizing an impairment loss. Based on a preliminary assessment, SYSCO does not believe its goodwill is impaired and does not expect to record a charge from the adoption of SFAS No. 142.

  New Accounting Standards

     In fiscal 2000, SYSCO adopted the AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for SYSCO's use. The adoption of SOP 98-1 did not have a significant effect on SYSCO's consolidated results of operations or financial position.

     In fiscal 2001, SYSCO adopted the Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity and their adoption did not have a significant effect on SYSCO's consolidated results of operations or financial position.

     In fiscal 2001, SYSCO adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 had no effect on SYSCO's consolidated results of operations or financial position.

     In June 2001, SYSCO adopted SFAS No. 141, "Accounting for Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 20, 2001. SYSCO is adopting the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" effective with the beginning of fiscal year 2003. As a result, the amortization of goodwill and indefinite life intangibles will be discontinued. Goodwill and indefinite life intangibles arising from business combinations after June 30, 2001 are also not amortized. The recoverability of goodwill and intangibles will be assessed annually or as needed by determining whether the fair value of the applicable reporting units exceed their carrying values. SYSCO has six months from the date it adopts SFAS No. 142 to test for cumulative effect of a change in accounting principle. Thereafter, any impairment losses will be included, net of tax, within the results of continuing operations. Management has completed its preliminary assessment of the impact that the adoption of SFAS No. 142 will have on the company's consolidated financial statements and believes that goodwill is not impaired. Goodwill amortization, after tax, recognized by SYSCO was $14,533,000 in 2002, $12,089,000 in 2001 and $7,812,000 in 2000.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long -- Lived Assets." SFAS 144 supersedes SFAS 121 and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. Management does not expect SFAS 144, which is effective for fiscal 2003, to have a material effect on the results of operations.

RISK FACTORS

  Low Margin Business; Economic Sensitivity

     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. SYSCO makes a significant portion of its sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, SYSCO's profit levels may be negatively impacted during periods of food price deflation, even though SYSCO's gross profit percentage may remain relatively constant. The foodservice industry is sensitive to national and regional economic conditions. SYSCO's operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, inventory control, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although these factors have not had a material adverse impact on SYSCO's past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.

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

  Product Liability Claims

     SYSCO, like any other seller of food, faces the risk of exposure to product liability claims in the event that the use of products sold by the company causes injury or illness. With respect to product liability claims, SYSCO believes it has sufficient primary or excess umbrella liability insurance. However, this insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of SYSCO's liabilities. SYSCO generally seeks contractual indemnification and insurance coverage from parties supplying its products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If SYSCO does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce SYSCO's net income and earnings per share.

  Interruption of Supplies

     SYSCO obtains substantially all of its foodservice products from third party suppliers. For the most part, SYSCO does not have long-term contracts with its suppliers committing them to provide products to SYSCO. Although SYSCO's purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by SYSCO in the quantities requested. Because SYSCO does not control the actual production of the products it sells, it is also subject to delays caused by interruption in production based on conditions outside its control. These conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, and natural disasters or other catastrophic events. SYSCO's inability to obtain adequate supplies of its foodservice products as a result of any of the foregoing factors or otherwise, could mean that SYSCO could not fulfill its obligations to customers, and customers may turn to other distributors.

  Labor Relations

     As of June 29, 2002, approximately 9,700 employees at 50 operating companies were members of 59 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2003, 14 agreements covering approximately 2,130 employees will expire. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although SYSCO's operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and SYSCO believes they have satisfactory relationships with their unions, a work stoppage due to failure of one or more operating subsidiaries to renegotiate a union contract, or otherwise, could have a material adverse effect on SYSCO.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SYSCO does not utilize financial instruments for trading purposes. SYSCO's use of debt directly exposes the company to interest rate risk. Floating rate debt, where the interest rate fluctuates periodically, exposes the company to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the company to changes in the market interest rates reflected in the fair value of the debt and to the risk that the company may need to refinance maturing debt with new debt.

     SYSCO manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. At June 29, 2002, the company had outstanding one interest rate swap agreement whereby SYSCO exchanged the fixed interest payments on the $200,000,000 principal amount of 4.75% notes for floating interest payments. At June 29, 2002 the company had outstanding $63,293,000 of commercial paper at variable rates of interest with maturities through September 3, 2002. The company's long-term debt obligations of $1,190,061,000 were primarily at fixed rates of interest except for $200,000,000 in fixed rate debt swapped to a floating rate of interest as discussed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Management on Internal Accounting Controls......   21
  Report of Independent Auditors............................   22
  Consolidated Balance Sheets...............................   23
  Consolidated Results of Operations........................   24
  Consolidated Shareholders' Equity.........................   25
  Consolidated Cash Flows...................................   26
  Summary of Accounting Policies............................   27
  Additional Financial Information..........................   30
Schedule:
  II -- Valuation and Qualifying Accounts...................  S-1

     All other schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto.

              REPORT OF MANAGEMENT ON INTERNAL ACCOUNTING CONTROLS

                                                                   July 31, 2002

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

     Ernst & Young, LLP, independent auditors, has been engaged to express an opinion regarding the fair presentation of the company's financial condition and operating results. As part of their audit of the company's financial statements, Ernst & Young, LLP considered the company's system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

     The Board of Directors oversees the company's financial reporting through its Audit Committee which consists entirely of outside directors. The Audit Committee selects and engages the independent auditors annually. The Audit Committee reviews both the scope of the accountants' audit and recommendations from both the independent auditors and the internal operations review function for improvements in internal controls. The independent auditors have unlimited access to the Audit Committee and from time to time confer with them without management representation.

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
SYSCO Corporation

     We have audited the accompanying consolidated balance sheets of SYSCO Corporation (a Delaware corporation) and subsidiaries as of June 29, 2002 and June 30, 2001, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended June 29, 2002. Our audits also included the financial statement schedule at Item 15(a), No. 2. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SYSCO Corporation and subsidiaries as of June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Houston, Texas
July 31, 2002

                                     SYSCO

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 29, 2002   JUNE 30, 2001
                                                              -------------   -------------
                                                                (IN THOUSANDS EXCEPT FOR
                                                                       SHARE DATA)
                                          ASSETS
Current assets
  Cash......................................................   $  230,439      $  135,743
  Accounts and notes receivable, less allowances of $30,338
     and $43,112............................................    1,760,827       1,650,130
  Inventories...............................................    1,117,869       1,042,277
  Deferred taxes............................................       34,188           7,128
  Prepaid expenses..........................................       41,966          40,456
                                                               ----------      ----------
          Total current assets..............................    3,185,289       2,875,734
Plant and equipment at cost, less depreciation..............    1,697,782       1,516,778
Other assets
  Goodwill and intangibles, less amortization...............      922,222         768,837
  Other.....................................................      184,460         191,638
                                                               ----------      ----------
          Total other assets................................    1,106,682         960,475
                                                               ----------      ----------
          Total assets......................................   $5,989,753      $5,352,987
                                                               ==========      ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable.............................................   $   66,360      $   30,640
  Accounts payable..........................................    1,349,330       1,271,817
  Accrued expenses..........................................      768,317         653,908
  Income taxes..............................................       41,596         123,332
  Current maturities of long-term debt......................       13,754          23,267
                                                               ----------      ----------
          Total current liabilities.........................    2,239,357       2,102,964
Long-term debt..............................................    1,176,307         961,421
Deferred taxes..............................................      441,570         188,067
Contingencies
Shareholders' equity
  Preferred stock, par value $1 per share
     Authorized 1,500,000 shares, issued none...............           --              --
  Common stock, par value $1 per share
     Authorized 1,000,000,000 shares, issued 765,174,900
     shares.................................................      765,175         765,175
  Paid-in capital...........................................      217,891         186,818
  Retained earnings.........................................    2,869,417       2,415,160
  Other comprehensive loss..................................      (65,435)         (5,624)
                                                               ----------      ----------
                                                                3,787,048       3,361,529
  Less cost of treasury stock, 111,634,603 and 100,037,236
     shares.................................................    1,654,529       1,260,994
                                                               ----------      ----------
          Total shareholders' equity........................    2,132,519       2,100,535
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $5,989,753      $5,352,987
                                                               ==========      ==========

    See Summary of Accounting Policies and Additional Financial Information.

                                     SYSCO

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                         YEAR ENDED
                                                        --------------------------------------------
                                                        JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
                                                        -------------   -------------   ------------
                                                            (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales.................................................   $23,350,504     $21,784,497    $19,303,268
Costs and expenses
  Cost of sales.......................................    18,722,163      17,513,138     15,649,551
  Operating expenses..................................     3,467,379       3,232,827      2,843,755
  Interest expense....................................        62,897          71,776         70,832
  Other, net..........................................        (2,805)            101          1,522
                                                         -----------     -----------    -----------
          Total costs and expenses....................    22,249,634      20,817,842     18,565,660
                                                         -----------     -----------    -----------
Earnings before income taxes..........................     1,100,870         966,655        737,608
Income taxes..........................................       421,083         369,746        283,979
                                                         -----------     -----------    -----------
Earnings before cumulative effect of accounting
  change..............................................       679,787         596,909        453,629
Cumulative effect of accounting change................            --              --         (8,041)
                                                         -----------     -----------    -----------
Net earnings..........................................   $   679,787     $   596,909    $   445,588
                                                         ===========     ===========    ===========
Earnings before accounting change:
  Basic earnings per share............................   $      1.03     $      0.90    $      0.69
  Diluted earnings per share..........................          1.01            0.88           0.68
Cumulative effect of accounting change:
  Basic earnings per share............................            --              --          (0.01)
  Diluted earnings per share..........................            --              --          (0.01)
Net earnings:
  Basic earnings per share............................          1.03            0.90           0.68
  Diluted earnings per share..........................          1.01            0.88           0.67

    See Summary of Accounting Policies and Additional Financial Information.

                                     SYSCO

                       CONSOLIDATED SHAREHOLDERS' EQUITY

                                         COMMON STOCK                                    OTHER            TREASURY STOCK
                                    ----------------------   PAID-IN     RETAINED    COMPREHENSIVE   ------------------------
                                      SHARES       AMOUNT    CAPITAL     EARNINGS        LOSS          SHARES        AMOUNT
                                    -----------   --------   --------   ----------   -------------   -----------   ----------
                                                              (IN THOUSANDS EXCEPT FOR SHARE DATA)
Balance at July 3, 1999...........  382,587,450   $382,587   $    872   $1,999,093     $     --       52,915,065   $  988,331
Net earnings for year ended
  July 1, 2000....................                                         445,588
Dividends declared................                                        (152,427)
Treasury stock purchases..........                                                                     5,660,400      186,296
Treasury stock issued for
  acquisitions....................                             69,794                                 (4,984,497)     (98,362)
Stock options exercised...........                             (7,526)                                (1,163,222)     (20,104)
Employees' Stock Purchase Plan....                              9,446                                   (943,530)     (18,585)
Management Incentive Plan.........                              4,381                                   (381,553)      (7,352)
                                    -----------   --------   --------   ----------     --------      -----------   ----------
Balance at July 1, 2000...........  382,587,450   $382,587   $ 76,967   $2,292,254     $     --       51,102,663   $1,030,224
Net earnings for year ended
  June 30, 2001...................                                         596,909
Dividends declared................                                        (180,702)
Treasury stock purchases..........                                                                    16,000,000      428,196
Treasury stock issued for
  acquisitions....................                            184,357                                (12,025,208)    (136,696)
Stock options exercised...........                            (11,099)                                (3,677,972)     (34,529)
Employees' Stock Purchase Plan....                             16,713                                 (1,630,208)     (17,770)
Management Incentive Plan.........                              9,167                                   (834,702)      (8,431)
Minimum pension liability
  adjustment, net of tax of
  $3,484..........................                                                       (5,624)
2-for-1 stock split...............  382,587,450    382,588    (89,287)    (293,301)                   51,102,663
                                    -----------   --------   --------   ----------     --------      -----------   ----------
Balance at June 30, 2001..........  765,174,900   $765,175   $186,818   $2,415,160     $ (5,624)     100,037,236   $1,260,994
Net earnings for year ended
  June 29, 2002...................                                         679,787
Dividends declared................                                        (225,530)
Treasury stock purchases..........                                                                    18,000,000      473,558
Treasury stock issued for
  acquisitions....................                             12,517                                 (1,116,303)     (12,251)
Stock options exercised...........                            (10,750)                                (2,650,714)     (32,837)
Employees' Stock Purchase Plan....                             17,030                                 (1,784,529)     (24,104)
Management Incentive Plan.........                             12,276                                   (851,087)     (10,831)
Minimum pension liability
  adjustment, net of tax of
  $37,049.........................                                                      (59,811)
                                    -----------   --------   --------   ----------     --------      -----------   ----------
Balance at June 29, 2002..........  765,174,900   $765,175   $217,891   $2,869,417     $(65,435)     111,634,603   $1,654,529
                                    ===========   ========   ========   ==========     ========      ===========   ==========

    See Summary of Accounting Policies and Additional Financial Information.

                                     SYSCO

                            CONSOLIDATED CASH FLOWS

                                                                          YEAR ENDED
                                                         ---------------------------------------------
                                                         JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
                                                         -------------   -------------   -------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings.........................................   $  679,787       $ 596,909       $ 445,588
  Add non-cash items:
     Cumulative effect of accounting change............           --              --           8,041
     Depreciation and amortization.....................      278,251         248,240         220,661
     Deferred tax provision (benefit)..................      263,492           6,199         (25,528)
     Provision for losses on receivables...............       25,904          21,740          27,082
  Additional investment in certain assets and
     liabilities, net of effect of businesses acquired:
     (Increase) in receivables.........................      (32,360)        (87,616)       (105,935)
     (Increase) in inventories.........................      (17,804)        (50,938)        (56,943)
     (Increase) decrease in prepaid expenses...........         (680)          6,547           3,378
     (Decrease) increase in accounts payable...........         (357)         33,377         105,790
     (Decrease) increase in accrued expenses...........      (23,403)         73,737         122,480
     (Decrease) increase in income taxes...............      (81,736)        106,047          16,254
     (Increase) decrease in other assets...............       (6,114)            982         (52,142)
                                                          ----------       ---------       ---------
  Net cash provided by operating activities............    1,084,980         955,224         708,726
                                                          ----------       ---------       ---------
Cash flows from investing activities:
  Additions to plant and equipment.....................     (416,393)       (341,138)       (266,413)
  Proceeds from sales of plant and equipment...........       20,711          12,750          18,922
  Acquisition of businesses, net of cash acquired......     (234,618)        (10,363)       (211,901)
                                                          ----------       ---------       ---------
  Net cash used for investing activities...............     (630,300)       (338,751)       (459,392)
                                                          ----------       ---------       ---------
Cash flows from financing activities:
  Bank and commercial paper (repayments) borrowings....     (143,593)        (72,055)         51,810
  Other debt borrowings (repayments)...................      384,114         (41,417)        (11,947)
  Common stock reissued from treasury..................       86,328          75,511          52,342
  Treasury stock purchases.............................     (473,558)       (428,196)       (186,296)
  Dividends paid.......................................     (213,275)       (173,701)       (145,418)
                                                          ----------       ---------       ---------
  Net cash used for financing activities...............     (359,984)       (639,858)       (239,509)
                                                          ----------       ---------       ---------
Net increase (decrease) in cash........................       94,696         (23,385)          9,825
Cash at beginning of year..............................      135,743         159,128         149,303
                                                          ----------       ---------       ---------
Cash at end of year....................................   $  230,439       $ 135,743       $ 159,128
                                                          ==========       =========       =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest..........................................   $   61,354       $  71,791       $  70,977
     Income taxes......................................      239,792         251,567         272,022

    See Summary of Accounting Policies and Additional Financial Information.

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

     SYSCO Corporation (SYSCO) is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "food-prepared-away-from-home" industry. These services are performed for about 415,000 customers from 142 distribution facilities located throughout the United States and Canada.

     The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the fiscal 2002 presentation including the reflection of dividends on a declared versus paid basis.

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

PLANT AND EQUIPMENT

     Capital additions, improvements and major renewals are classified as plant and equipment and are carried at cost. Depreciation is recorded using the straight-line method, which reduces the book value of each asset in equal amounts over its estimated useful life. Maintenance, repairs and minor renewals are charged to earnings when they are incurred. Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

     Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized during construction periods for the past three years was $3,746,000 in 2002, $2,995,000 in 2001, and $964,000 in 2000.

     A summary of plant and equipment, including the related accumulated depreciation, appears below:

                                                                              ESTIMATED
                                          JUNE 29, 2002     JUNE 30, 2001    USEFUL LIVES
                                         ---------------   ---------------   ------------
Plant and equipment, at cost
  Land.................................  $   131,188,000   $   119,021,000
  Buildings and improvements...........    1,390,712,000     1,202,701,000   10-40 years
  Equipment............................    1,695,043,000     1,572,161,000    3-20 years
                                         ---------------   ---------------
                                           3,216,943,000     2,893,883,000
Accumulated depreciation...............   (1,519,161,000)   (1,377,105,000)
                                         ---------------   ---------------
Net plant and equipment................  $ 1,697,782,000   $ 1,516,778,000
                                         ===============   ===============

GOODWILL AND INTANGIBLES

     Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Goodwill and intangibles arising from acquisitions initiated on or prior to June 30, 2001 are amortized over 25 to 40 years using the straight-line method. Goodwill and intangibles arising from acquisitions initiated after

June 30, 2001 are not amortized. See New Accounting Standards for further discussion. The company reviews goodwill and intangibles to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. SYSCO assesses the recoverability of these intangibles by determining whether the amortization of these intangibles over their remaining lives can be recovered through undiscounted future net cash flows of the acquired operations. The amount of impairment, if any, is measured by the amount in which the carrying amounts exceed the projected discounted future operating cash flows. Accumulated amortization at June 29, 2002, June 30, 2001 and July 1, 2000 was $139,977,000, $116,439,000 and $96,862,000, respectively.

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

INSURANCE PROGRAM

     SYSCO maintains a self-insurance program covering portions of workers' compensation, group medical, general and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported.

REVENUE RECOGNITION

     The company recognizes revenue from the sale of a product at the time the product is delivered to the customer.

INCOME TAXES

     SYSCO follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

CASH FLOW INFORMATION

     For cash flow purposes, cash includes cash equivalents such as time deposits, certificates of deposit, short-term investments and all highly liquid instruments with original maturities of three months or less.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $1,328,428,000 in fiscal 2002, $1,297,944,000 in fiscal 2001 and $1,140,116,000 in fiscal 2000.

ACQUISITIONS

     During fiscal 2002, SYSCO acquired for cash and/or stock, a custom meat-cutting operation, a company that supplies products to the lodging industry and acquired substantially all of the assets and certain liabilities of a Canadian broadline foodservice operation. In the aggregate, SYSCO paid cash of $233,618,000 and issued 343,468 shares to the former owners of the acquired companies.

     During fiscal 2001, SYSCO acquired for cash and/or stock, two custom meat-cutting operations, two broadline foodservice companies and one company that supplies products to the lodging industry. In the aggregate, SYSCO paid cash of $8,848,000 and issued 12,399,957 shares to the former owners of the acquired companies. During fiscal 2002, SYSCO issued an additional 119,245 shares to the former owners of the acquired companies.

     During fiscal 2000, SYSCO acquired for cash and/or stock, three custom meat-cutting operations, two broadline foodservice companies and one specialty produce company. In the aggregate, SYSCO paid cash of $211,901,000 and issued 9,968,994 shares to the former owners of the acquired companies. During fiscal 2001, SYSCO paid additional cash of $1,515,000 related to these acquisitions and issued an additional 152,002 shares to former owners of the acquired companies. During fiscal 2002, SYSCO paid additional cash of $1,000,000 related to these acquisitions and issued an additional 703,311 shares to the former owners of the acquired companies.

     Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 29, 2002 included approximately 4,135,000 shares and $1,857,000 with a total aggregate value of $87,586,000.

     The transactions were accounted for using the purchase method of accounting and the financial statements include the results of the acquired companies from the respective dates they joined SYSCO. The acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     SYSCO manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this goal. The company does not use derivative financial instruments for trading or speculative purposes.

     In March 2002, SYSCO entered into an interest rate swap agreement with a notional amount of $200,000,000 related to the $200,000,000 aggregate principal amount of 4.75% notes due July 30, 2005. The objective of such transaction is to protect the debt against changes in fair value due to changes in the benchmark interest rate, which has been designated as six-month LIBOR in arrears less 84.5 basis points. Under the interest rate swap agreement, SYSCO receives the fixed rate equal to 4.75% per annum and pays the benchmark interest rate. SYSCO has designated its interest rate swap agreement as a fair value hedge of the underlying debt. Interest expense on the debt is adjusted to include payments made or received under the hedge agreement. The recorded value of the swap agreement (not material in amount) and the related debt are carried on the Consolidated Balance Sheets at fair value.

NEW ACCOUNTING STANDARDS

     In fiscal 2000, SYSCO adopted the AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for SYSCO's use. The adoption of SOP 98-1 did not have a significant effect on SYSCO's consolidated results of operations or financial position.

     In fiscal 2001, SYSCO adopted the Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity and their adoption did not have a significant effect on SYSCO's consolidated results of operations or financial position.

     In fiscal 2001, SYSCO adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 had no effect on SYSCO's consolidated results of operations or financial position.

     In June 2001, SYSCO adopted SFAS No. 141, "Accounting for Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. SYSCO is adopting the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" effective with the beginning of fiscal year 2003. As a result, the amortization of goodwill and indefinite life intangibles will be discontinued. Goodwill and indefinite life intangibles arising from business combinations after June 30, 2001 are also not amortized. The recoverability of goodwill and intangibles will be assessed annually or as needed by determining whether the fair value of the applicable reporting units exceed their carrying values. SYSCO has six months from the date it adopts SFAS No. 142 to test for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, any impairment losses will be included, net of tax, within the results of continuing operations. Management has completed its preliminary assessment of the impact that the adoption of SFAS No. 142 will have on the company's consolidated financial statements and believes that its goodwill is not impaired. Goodwill amortization, after tax, recognized by SYSCO was $14,533,000 in 2002, $12,089,000 in 2001 and $7,812,000 in 2000.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. Management does not expect SFAS 144, which is effective for fiscal 2003, to have a material effect on the results of operations.

                        ADDITIONAL FINANCIAL INFORMATION

INCOME TAXES

     The income tax provisions consist of the following:

                                                 2002           2001           2000
                                             ------------   ------------   ------------
Federal income taxes.......................  $372,498,000   $322,837,000   $262,333,000
State and local income taxes...............    48,585,000     46,909,000     21,646,000
                                             ------------   ------------   ------------
Total......................................  $421,083,000   $369,746,000   $283,979,000
                                             ============   ============   ============

     Included in the income taxes charged to earnings are net deferred tax provisions of $263,492,000, and $6,199,000 in fiscal 2002 and 2001, respectively, and a deferred tax benefit of $25,528,000 in fiscal 2000. The deferred tax provisions (benefits) result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of SYSCO's deferred tax assets and liabilities are as follows:

                                                           JUNE 29, 2002   JUNE 30, 2001
                                                           -------------   -------------
Net long-term deferred tax liabilities:
  Deferred cooperative distributions.....................  $266,673,000    $         --
  Excess tax depreciation and basis differences of
     assets..............................................   264,696,000     248,461,000
  Casualty insurance.....................................   (27,759,000)    (21,523,000)
  Deferred compensation..................................   (20,423,000)    (17,364,000)
  Other..................................................   (41,617,000)    (21,507,000)
                                                           ------------    ------------
          Total deferred tax liabilities.................   441,570,000     188,067,000
                                                           ------------    ------------
Net current deferred tax assets:
  Receivables............................................    19,681,000       7,533,000
  Inventory..............................................    18,706,000      (7,906,000)
  Other..................................................    (4,199,000)      7,501,000
                                                           ------------    ------------
          Total deferred tax assets......................    34,188,000       7,128,000
                                                           ------------    ------------
Net deferred tax liabilities.............................  $407,382,000    $180,939,000
                                                           ============    ============

     The company has had taxable earnings during each year of its 33-year existence and knows of no reason such profitability should not continue. Consequently, SYSCO believes that it is more likely than not that the entire benefit of existing differences will be realized and therefore no valuation allowance has been established for deferred tax assets.

     Reconciliations of the statutory Federal income tax rate to the effective income tax rates are as follows:

                                                              2002    2001    2000
                                                              -----   -----   -----
Statutory Federal income tax rate...........................  35.00%  35.00%  35.00%
State and local income taxes, net of Federal income tax
  benefit...................................................   2.42    2.63    3.00
Other.......................................................   0.83    0.62    0.50
                                                              -----   -----   -----
                                                              38.25%  38.25%  38.50%
                                                              =====   =====   =====

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     The allowance for doubtful accounts receivable was $30,338,000 as of June 29, 2002 and $43,112,000 as of June 30, 2001.

SHAREHOLDERS' EQUITY

     On November 3, 2000 the Board of Directors declared a 2-for-1 stock split effected by a 100% stock dividend paid on December 15, 2000 to shareholders of record on November 15, 2000. All share and per share data in these financial statements have been restated to reflect the stock split.

     Basic earnings per share have been computed by dividing net earnings by 661,808,432 in 2002, 665,551,228 in 2001 and 659,164,948 in 2000, which represents the weighted average number of shares of common stock outstanding during those respective years. Diluted earnings per share have been computed by dividing net earnings by 673,445,783 in 2002, 677,949,351 in 2001 and
669,555,856 in 2000, which represents the weighted average number of shares of common stock outstanding during those respective years adjusted for the diluted effect of stock options outstanding using the treasury stock method.

     Comprehensive income is net earnings, plus certain other items that are recorded directly to shareholders' equity. The only such item currently applicable to the company relates to minimum pension liability. Comprehensive income was $619,976,000, $591,285,000 and $445,588,000 at June 29, 2002, June
30, 2001 and July 1, 2000, respectively.

DEBT

     SYSCO has uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $125,000,000 of which none was outstanding at June 29, 2002 and $30,640,000 was outstanding at June 30, 2001.

     SYSCO's debt consists of the following:

                                                        JUNE 29, 2002    JUNE 30, 2001
                                                        --------------   --------------
Commercial paper, interest averaging 2.6% in 2002 and
  4.2% in 2001........................................  $   63,293,000   $  179,313,000
Senior notes, interest at 6.5%, maturing in 2005......     149,733,000      149,643,000
Senior notes, interest at 7.0%, maturing in 2006......     200,000,000      200,000,000
Senior notes, interest at 4.75% maturing in 2006......     199,569,000               --
Senior notes, interest at 7.25%, maturing in 2007.....      99,813,000       99,774,000
Senior notes, interest at 6.1%, maturing in 2012......     199,366,000               --
Debentures, interest at 7.16%, maturing in 2027.......      50,000,000       50,000,000
Debentures, interest at 6.5%, maturing in 2029........     224,381,000      224,359,000
Industrial Revenue Bonds, mortgages and other debt,
  interest averaging 5.1% in 2002 and 6.2% in 2001,
  maturing at various dates to 2026...................      70,266,000      112,239,000
                                                        --------------   --------------
Total debt............................................   1,256,421,000    1,015,328,000
Less current maturities and short-term debt...........     (80,114,000)     (53,907,000)
                                                        --------------   --------------
Net long-term debt....................................  $1,176,307,000   $  961,421,000
                                                        ==============   ==============

     The principal payments required to be made on debt during the next five years are shown below:

FISCAL YEAR                                                      AMOUNT
-----------                                                   ------------
2003........................................................  $ 80,114,000
2004........................................................    21,840,000
2005........................................................   153,006,000
2006........................................................   402,505,000
2007........................................................   102,769,000

     SYSCO had a revolving loan agreement in the amount of $300,000,000 as of June 29, 2002 maturing in fiscal 2004 which supported the company's U.S. commercial paper program. There were no U.S. commercial paper borrowings outstanding at June 29, 2002. In September 2002, the company entered into a new revolving loan agreement in the amount of $450,000,000 maturing in fiscal 2008.

     SYSCO also has a revolving loan agreement in the amount of $100,000,000 in Canadian dollars (CAD) maturing in fiscal 2003 which supports the company's Canadian commercial paper program. The Canadian commercial paper borrowings outstanding at June 29, 2002 were CAD $99,252,000 ($63,293,000 in U.S. dollars).

     In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due June 12, 2005, under a $500,000,000 shelf registration filed with the Securities and Exchange Commission. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006, under this shelf registration. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In April 1997, in two separate offerings, SYSCO drew down the remaining $150,000,000 of the $500,000,000 shelf registration. SYSCO issued 7.16% debentures totaling $50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. At that time, SYSCO also issued 7.25% senior notes totaling $100,000,000 due April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and not subject to any sinking fund requirement.

     In June 1998, SYSCO filed with the Securities and Exchange Commission another $500,000,000 shelf registration of debt securities. In July 1998, SYSCO issued 6.5% debentures totaling $225,000,000 under the shelf registration, due on August 1, 2028. These debentures were priced at 99.685% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption. Proceeds from the debentures were used to retire commercial paper borrowings.

     In April 2002, SYSCO issued 4.75% notes totaling $200,000,000 under this shelf registration, due on July 30, 2005. These notes, which were priced at 99.8% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper borrowings. Concurrent with the issuance of these notes, SYSCO entered into an interest rate swap agreement with a notional amount of $200,000,000 whereby SYSCO receives a fixed rate equal to 4.75% per annum and pays a benchmark interest rate of six-month LIBOR in arrears less 84.5 basis points.

     In May 2002, SYSCO International, Co., a wholly-owned subsidiary of SYSCO, issued 6.10% notes totaling $200,000,000 due June 1, 2012 in a private offering. These notes, which were priced at 99.7% of par, are fully and unconditionally guaranteed by SYSCO Corporation, are not subject to any sinking fund requirement, include registration rights for the note holders, and include a redemption provision which allows SYSCO International, Co. to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption. SYSCO International, Co. and SYSCO have filed a registration statement with the Securities and Exchange Commission covering an identical series of notes to be issued in exchange for the unregistered notes outstanding. The proceeds from these notes were utilized to repay commercial paper issued by SYSCO International, Co. to fund the acquisition of a Canadian broadline foodservice business.

     The Industrial Revenue Bonds have varying structures. Final maturities range from one to 24 years and certain of the bonds provide SYSCO the right to redeem (or call) the bonds at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity.

     Net long-term debt at June 29, 2002 was $1,176,307,000. After adjusting for the effect of the interest rate swap, 82% of the long-term debt is fixed at rates averaging 6.61% with an average life of 12 years, while the remainder is financed at floating rates averaging 1.3%. Certain loan agreements contain typical debt covenants to protect noteholders including provisions to maintain tangible net worth in excess of a specified level. SYSCO was in compliance with all debt covenants at June 29, 2002.

     The fair value of SYSCO's total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximates $1,241,246,000 at June 29, 2002 and $990,390,000 at June 30, 2001.

     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of June 29, 2002 and June 30, 2001, letters of credit outstanding were $15,619,000 and $42,129,000, respectively.

LEASES

     Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was

$64,130,000, $59,833,000 and $44,015,000 in fiscal 2002, 2001 and 2000, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

     Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                   -----------
2003........................................................  $51,680,000
2004........................................................   44,353,000
2005........................................................   36,315,000
2006........................................................   30,296,000
2007........................................................   22,712,000
Later years.................................................   92,357,000

STOCK COMPENSATION PLANS

  Employee Incentive Stock Option Plan

     The Employee Incentive Stock Option Plan adopted in fiscal 1982 provided for the issuance of options to purchase SYSCO common stock to officers and key personnel of the company and its subsidiaries at the market price at the date of grant, as adjusted for stock splits. No further grants will be made under this plan which expired in November 1991 and was replaced by the 1991 Stock Option Plan.

     The following summary presents information with regard to options under this plan:

                                                 OPTIONS EXERCISABLE             OPTIONS OUTSTANDING
                                            ------------------------------   ---------------------------
                                              MAXIMUM         WEIGHTED        SHARES        WEIGHTED
                                              SHARES      AVERAGE EXERCISE    UNDER     AVERAGE EXERCISE
                                            EXERCISABLE   PRICE PER SHARE     OPTION    PRICE PER SHARE
                                            -----------   ----------------   --------   ----------------
Balance at July 3, 1999...................    715,056          $4.97          715,056        $4.97
  Exercised...............................                                   (321,478)        4.89
                                                                             --------
Balance at July 1, 2000...................    393,578           5.04          393,578         5.04
  Cancelled...............................                                     (4,000)        5.56
  Exercised...............................                                   (281,200)        4.83
                                                                             --------
Balance at June 30, 2001..................    108,378           5.56          108,378         5.56
  Cancelled...............................                                         --
  Exercised...............................                                   (108,378)        5.56
                                                                             --------
Balance at June 29, 2002..................                                         --
                                                                             ========

  1991 Stock Option Plan

     The 1991 Stock Option Plan (1991 Plan) was adopted in fiscal 1992 and originally reserved 12,000,000 shares of SYSCO common stock for options to directors, officers and key personnel of the company and its subsidiaries at the market price at the date of grant. The 1991 Plan provided for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified and stock appreciation rights. During fiscal 1996, the shareholders approved an amendment to the 1991 Plan for an additional 32,000,000 shares to be made available for future grants of options. No stock appreciation rights were issued under this plan. No further grants will be made under this plan which expired in November 2000 and was replaced by the 2000 Stock Incentive Plan.

     The following summary presents information with regard to options under the 1991 Plan:

                                               OPTIONS EXERCISABLE              OPTIONS OUTSTANDING
                                          ------------------------------   -----------------------------
                                            MAXIMUM         WEIGHTED         SHARES         WEIGHTED
                                            SHARES      AVERAGE EXERCISE     UNDER      AVERAGE EXERCISE
                                          EXERCISABLE   PRICE PER SHARE      OPTION     PRICE PER SHARE
                                          -----------   ----------------   ----------   ----------------
Balance at July 3, 1999.................   5,726,188         $ 7.16        17,539,498        $ 8.20
  Granted...............................                                    4,950,784         16.33
  Cancelled.............................                                     (946,688)         8.78
  Exercised.............................                                   (2,312,126)         7.36
                                                                           ----------
Balance at July 1, 2000.................   6,175,254           7.56        19,231,468         10.36
  Granted...............................                                    5,674,910         20.98
  Cancelled.............................                                     (459,626)        16.74
  Exercised.............................                                   (3,651,651)         8.57
                                                                           ----------
Balance at June 30, 2001................   9,095,187           9.02        20,795,101         13.43
  Granted...............................                                           --            --
  Cancelled.............................                                     (307,362)        17.28
  Exercised.............................                                   (2,548,393)        10.52
                                                                           ----------
Balance at June 29, 2002................  11,251,541         $11.38        17,939,346        $13.78
                                                                           ==========

     The following table summarizes information about options outstanding under the 1991 Plan as of June 29, 2002:

                              OPTIONS EXERCISABLE                         OPTIONS OUTSTANDING
                         -----------------------------   -----------------------------------------------------
                                          WEIGHTED                      WEIGHTED AVERAGE          WEIGHTED
                                      AVERAGE EXERCISE                REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICE    SHARES     PRICE PER SHARE      SHARES          LIFE (YRS)         PRICE PER SHARE
-----------------------  ----------   ----------------   ----------   ---------------------   ----------------
$6.31 to $8.75........    6,198,541        $ 7.74         6,894,627           3.65                 $ 7.78
$10.94 to $20.97......    5,053,000         15.85        11,044,719           7.29                  17.53
                         ----------                      ----------
Balance at June 29,
  2002................   11,251,541        $11.38        17,939,346           5.89                 $13.78
                         ==========                      ==========

  2000 Stock Incentive Plan

     The 2000 Stock Incentive Plan (2000 Plan) was adopted in fiscal 2001 and provides for option grants and other stock based awards to directors, officers and other employees of the company and its subsidiaries at the market price at the date of grant. The 2000 Plan reserves 40,000,000 shares of SYSCO common stock, plus any shares of common stock which were available for grants under the 1991 Plan but which were not utilized prior to its expiration and any shares issued under the 1991 Plan that are forfeited, expire or are canceled (approximately 4,220,000 shares at June 29, 2002) and, to the extent authorized by the Board of Directors, up to 10,000,000 shares of common stock which are reacquired by the company in the open market or in private transactions after November 3, 2000. The 2000 Plan provides for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified, stock appreciation rights and other stock based awards. To date, the company has issued stock options but no stock appreciation rights under the 2000 Plan.

     The following summary presents information with regard to options under the 2000 Plan:

                                               OPTIONS EXERCISABLE              OPTIONS OUTSTANDING
                                          ------------------------------   -----------------------------
                                            MAXIMUM         WEIGHTED         SHARES         WEIGHTED
                                            SHARES      AVERAGE EXERCISE     UNDER      AVERAGE EXERCISE
                                          EXERCISABLE   PRICE PER SHARE      OPTION     PRICE PER SHARE
                                          -----------   ----------------   ----------   ----------------
Granted.................................          --         $26.16           150,000        $26.16
                                                                           ----------
Balance at June 30, 2001................          --          26.16           150,000         26.16
Granted.................................                                   30,514,910         27.81
Cancelled...............................                                     (445,805)        27.79
                                                                           ----------
Balance at June 29, 2002................  18,448,383         $27.79        30,219,105        $27.80
                                                                           ==========

     The options outstanding at June 29, 2002 under the 2000 Plan have exercise prices ranging from $26.16 to $29.82 and have a weighted average remaining contractual life of eight years.

  1993 and 1996 Guest Supply Stock Incentive Plans

     Prior to March 2001, Guest Supply, Inc. maintained the 1993 Stock Option Plan and the 1996 Long-Term Incentive Plan (Guest Supply Plans). In connection with SYSCO's acquisition of Guest Supply in March 2001, all outstanding options exercisable to purchase Guest Supply common stock were converted into options to purchase shares of SYSCO common stock. The number of shares underlying such options, as well as the exercise price, were adjusted pursuant to the terms of the Merger Agreement and Plan of Reorganization dated January 22, 2001. These options are fully vested and expire in ten years from the original grant date. No new options will be issued under any of the Guest Supply Plans.

     The following summary presents information with regard to options under the Guest Supply Plans:

                                                  OPTIONS EXERCISABLE            OPTIONS OUTSTANDING
                                             ------------------------------   --------------------------
                                               MAXIMUM         WEIGHTED       SHARES        WEIGHTED
                                               SHARES      AVERAGE EXERCISE    UNDER    AVERAGE EXERCISE
                                             EXERCISABLE   PRICE PER SHARE    OPTION    PRICE PER SHARE
                                             -----------   ----------------   -------   ----------------
Granted....................................    571,920          $11.04        571,920        $11.04
Exercised..................................                                    (9,564)        13.50
                                                                              -------
Balance at June 30, 2001...................    562,356           11.00        562,356         11.00
Exercised..................................                                   (95,637)        11.89
                                                                              -------
Balance at June 29, 2002...................    466,719          $10.82        466,719        $10.82
                                                                              =======

     The following table summarizes information about options outstanding under the Guest Supply Plans as of June 29, 2002:

                               OPTIONS EXERCISABLE                      OPTIONS OUTSTANDING
                            --------------------------   --------------------------------------------------
                                          WEIGHTED                   WEIGHTED AVERAGE          WEIGHTED
                                      AVERAGE EXERCISE             REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICE     SHARES    PRICE PER SHARE    SHARES         LIFE (YRS)         PRICE PER SHARE
-----------------------     -------   ----------------   -------   ---------------------   ----------------
$4.88 to $12.03...........  337,609        $ 8.69        337,609           2.36                 $ 8.69
$14.84 to $18.43..........  129,110         16.38        129,110           5.14                  16.38
                            -------                      -------
Balance at June 29,
  2002....................  466,719        $10.82        466,719           3.13                 $10.82
                            =======                      =======

  Non-Employee Directors Stock Option Plan

     The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permitted the issuance of up to 800,000 shares of common stock to non-employee directors. As of June 29, 2002, options for 272,000 shares, net of cancellations, had been granted to nine non-employee directors under this plan, 72,000 shares had been exercised and 200,000 shares were available for exercise. No further grants will be made under this plan, which was replaced by the Non-Employee Directors Stock Plan.

  Non-Employee Directors Stock Plan

     The Non-Employee Directors Stock Plan adopted in fiscal 1999 permits the issuance of up to 800,000 shares of common stock to non-employee directors. Under this plan, non-employee directors receive a one time retainer stock award of 4,000 shares when first elected as a non-employee director and an annual grant of options to purchase shares of common stock provided certain earnings goals are met. As of June 29, 2002, options for 296,000 shares had been granted to twelve non-employee directors under this plan, 18,664 shares have been exercised and 151,450 shares are available for exercise.

  Employees' Stock Purchase Plan

     SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During fiscal 2002, 1,821,946 shares of SYSCO common stock were purchased by the participants as compared to 1,619,001 purchased in fiscal 2001 and 1,820,752 purchased in fiscal 2000. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 11,486,705 remained available at June 29, 2002.

  Accounting Issues Relating to all Plans

     Options issued before September 2001 may vest over a five-year period beginning on the date of grant if certain operating performance measures are attained, or will vest fully nine and one-half years from the date of grant to the extent not previously vested. Options issued in September 2001 and after generally vest ratably over a specified five-year period.

     SYSCO accounts for these plans under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method of SFAS No. 123, SYSCO's pro forma net earnings and diluted earnings per share would have been $642,443,000 and $0.96 in fiscal 2002, $585,503,000 and $0.86 in fiscal 2001 and $437,773,000 and $0.65 in fiscal 2000. The disclosure requirements of SFAS No. 123 are applicable to options granted after 1995. The pro forma effects for fiscal 2002, 2001 and 2000 are not necessarily indicative of the pro forma effects in future years.

     The weighted average fair value of options granted was $8.81 and $7.98 during fiscal 2002 and 2001, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002 and 2001, respectively: dividend yield of 1.26% and 1.33%; expected volatility of 22% and 24%; risk-free interest rates of 4.8% and 6.0%; and expected lives of eight years.

     The weighted average fair value of employee stock purchase rights issued was $3.96 and $3.73 during fiscal 2002 and 2001, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

EMPLOYEE BENEFIT PLANS

     SYSCO has defined benefit and defined contribution retirement plans for its employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements.

     The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contribution to this plan was $23,421,000 in 2002, $9,561,000 in 2001 and $15,899,000 in 2000. The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation.

     SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards under this plan were $51,981,000 in 2002, $52,540,000 in 2001 and $40,977,000 in 2000 and were paid in both cash and stock. In addition to receiving benefits upon retirement under the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan
(SERP). This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under the SERP, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $71,418,000 at June 29, 2002 and $79,083,000 at June 30, 2001. SYSCO is the sole owner and beneficiary of such policies. Projected benefit obligations and accumulated benefit obligations for the SERP were $145,884,000 and $92,220,000, respectively, as of June 29, 2002 and $111,412,000 and $70,648,000,
respectively, as of June 30, 2001.

     In addition to providing pension benefits, SYSCO provides certain health care benefits to eligible retirees and their dependents in the United States.

     The funded status of the defined benefit plans is as follows (including the SERP benefit obligations but excluding the cash surrender values of life insurance policies from plan assets):

                                             PENSION BENEFITS           OTHER POSTRETIREMENT PLANS
                                       -----------------------------   -----------------------------
                                       JUNE 29, 2002   JUNE 30, 2001   JUNE 29, 2002   JUNE 30, 2001
                                       -------------   -------------   -------------   -------------
Change in benefit obligation:
Benefit obligation at beginning of
  year...............................  $ 576,759,000   $ 433,323,000    $ 4,391,000     $ 3,615,000
Service cost.........................     46,085,000      36,365,000        263,000         218,000
Interest cost........................     42,679,000      34,194,000        321,000         283,000
Amendments...........................      1,901,000       5,320,000             --              --
Actuarial loss.......................     58,933,000      83,231,000        295,000         342,000
Actual expenses......................     (3,280,000)     (3,201,000)            --              --
Settlements..........................     (1,128,000)             --             --              --
Total disbursements..................    (13,120,000)    (12,472,000)            --         (67,000)
                                       -------------   -------------    -----------     -----------
Benefit obligation at end of year....    708,829,000     576,760,000      5,270,000       4,391,000
                                       -------------   -------------    -----------     -----------
Change in plan assets:
Fair value of plan assets at
  beginning of year..................    416,372,000     391,631,000             --              --
Actual return on plan assets.........    (26,877,000)     (2,327,000)            --              --
Employer contribution................     83,136,000      42,743,000             --          67,000
Actual expenses......................     (3,280,000)     (3,201,000)            --              --
Total disbursements..................    (13,120,000)    (12,472,000)            --         (67,000)
                                       -------------   -------------    -----------     -----------
Fair value of plan assets at end of
  year...............................    456,231,000     416,374,000             --              --
                                       -------------   -------------    -----------     -----------
Funded status........................   (252,598,000)   (160,386,000)    (5,270,000)     (4,391,000)
Unrecognized net actuarial loss
  (gain).............................    236,852,000     113,348,000     (2,394,000)     (2,830,000)
Unrecognized net (asset) obligation
  due to initial application of SFAS
  No. 87.............................       (273,000)     (1,120,000)     1,687,000       1,840,000
Unrecognized prior service cost......     17,082,000      17,422,000      1,599,000       1,801,000
                                       -------------   -------------    -----------     -----------
Net amount recognized................  $   1,063,000   $ (30,736,000)   $(4,378,000)    $(3,580,000)
                                       =============   =============    ===========     ===========

     Additional information related to SYSCO's defined benefit plans is as follows:

                                                              JUNE 29, 2002   JUNE 30, 2001
                                                              -------------   -------------
Net amount recognized consists of:
Prepaid pension cost........................................  $          --   $ 12,557,000
Accrued benefit liability...................................   (122,597,000)   (70,648,000)
                                                              -------------   ------------
Accrued benefit cost........................................   (122,597,000)   (58,091,000)
Intangible asset............................................     17,693,000     18,247,000
Accumulated other comprehensive loss........................    105,967,000      9,108,000
                                                              -------------   ------------
Net amount recognized.......................................  $   1,063,000   $(30,736,000)
                                                              =============   ============
Plans with accumulated benefit obligation in excess of fair
  value of plan assets:
Projected benefit obligation................................  $ 708,829,000   $111,412,000
Accumulated benefit obligation..............................    578,828,000     70,648,000
Fair value of plan assets at end of year....................    456,231,000             --
Plans with fair value of plan assets in excess of
  accumulated benefit obligation:
Projected benefit obligation................................  $          --   $465,348,000
Accumulated benefit obligation..............................             --    401,192,000
Fair value of plan assets at end of year....................             --    416,374,000

     The performance of the stock market in 2002 and 2001 resulted in a decline in the value of the assets held by the company's pension plans. As a result, the company was required to reflect a minimum pension liability of $65,435,000, net of tax, as of June 29, 2002 and $5,624,000, net of tax, as of June 30, 2001. Minimum pension liability adjustments are noncash adjustments that are reflected as an increase in the pension liability and an offsetting charge to shareholders' equity, net of tax, through comprehensive loss rather than net income.

     The assumptions used to value obligations at year end were:

                                                   PENSION BENEFITS           OTHER POSTRETIREMENT PLANS
                                             -----------------------------   -----------------------------
                                             JUNE 29, 2002   JUNE 30, 2001   JUNE 29, 2002   JUNE 30, 2001
                                             -------------   -------------   -------------   -------------
Weighted-average assumptions as of year
  end:
Discount rate..............................      7.25%            7.50%          7.25%           7.50%
Expected rate of return....................      9.50            10.50             --              --
Rate of compensation increase..............      5.89             4.50             --              --

     A healthcare cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

     The components of net pension costs are as follows:

                                                                   PENSION BENEFITS
                                                     --------------------------------------------
                                                     JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
                                                     -------------   -------------   ------------
Service cost.......................................  $ 46,085,000    $ 36,365,000    $ 35,451,000
Interest cost......................................    42,679,000      34,194,000      29,109,000
Expected return on plan assets.....................   (42,039,000)    (40,504,000)    (34,168,000)
Amortization of prior service cost.................       800,000         479,000        (625,000)
Recognized net actuarial loss......................     4,658,000         672,000         628,000
Amortization of net transition obligation..........      (847,000)       (847,000)       (847,000)
                                                     ------------    ------------    ------------
Net pension costs..................................  $ 51,336,000    $ 30,359,000    $ 29,548,000
                                                     ============    ============    ============

     The components of other postretirement benefit costs are as follows:

                                                                   OTHER POSTRETIREMENT PLANS
                                                          --------------------------------------------
                                                          JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
                                                          -------------   -------------   ------------
Service cost............................................    $ 263,000       $ 218,000      $ 145,000
Interest cost...........................................      321,000         283,000        150,000
Expected return on plan assets..........................           --              --             --
Amortization of prior service cost......................      202,000         202,000         72,000
Recognized net actuarial gain...........................     (141,000)       (173,000)      (194,000)
Amortization of net transition obligation...............      153,000         153,000        153,000
                                                            ---------       ---------      ---------
Net other postretirement benefit costs..................    $ 798,000       $ 683,000      $ 326,000
                                                            =========       =========      =========

     Multi-employer pension costs were $27,511,000, $26,246,000 and $23,540,000 in 2002, 2001 and 2000, respectively.

CONTINGENCIES

     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

SUPPLEMENTAL GUARANTOR INFORMATION

     SYSCO International, Co. is an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada and is a wholly owned subsidiary of SYSCO. In May 2002, SYSCO International, Co. issued, in a private offering, $200,000,000 of 6.10% notes due in 2012 (See "Debt"). SYSCO International, Co. and SYSCO have filed a registration statement with the Securities and Exchange Commission covering an identical series of notes to be issued in exchange for the unregistered notes outstanding. These notes are fully and unconditionally guaranteed by SYSCO. SYSCO International, Co. is a holding company with no significant sources of income or assets, other than its equity interests in its subsidiaries and interest income from loans made to its subsidiaries. The proceeds from the issuance of the 6.10% notes were used to repay commercial paper issued to fund the fiscal 2002 acquisition of a Canadian broadline foodservice operation.

     The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (SYSCO), the subsidiary issuer (SYSCO International), all other non-guarantor subsidiaries of SYSCO (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries. The financial information for SYSCO includes corporate activities as well as certain operating companies which are operated as divisions of SYSCO. The accompanying financial information includes the balances and results of SYSCO International, Co. from the date of its inception in February, 2002.

                                        CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 29, 2002
                            ------------------------------------------------------------------------------
                                             SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                              SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                            ----------   -------------   -------------------   ------------   ------------
                                                            (IN THOUSANDS)
Current assets............  $  558,259     $ 10,010          $ 2,617,020       $        --     $3,185,289
Investment in
  subsidiaries............   5,279,299      204,064              194,854        (5,678,217)            --
Plant and equipment,
  net.....................     271,971           --            1,425,811                --      1,697,782
Other assets..............     196,320        1,418              908,944                --      1,106,682
                            ----------     --------          -----------       -----------     ----------
Total assets..............  $6,305,849     $215,492          $ 5,146,629       $(5,678,217)    $5,989,753
                            ==========     ========          ===========       ===========     ==========
Current liabilities.......  $  790,631     $ 64,554          $ 1,384,172       $        --     $2,239,357
Intercompany payables
  (receivables)...........   2,353,921      (47,508)          (2,306,413)               --             --
Long-term debt............     933,028      199,366               43,913                --      1,176,307
Other liabilities.........      95,750           --              345,820                --        441,570
Shareholders' equity......   2,132,519         (920)           5,679,137        (5,678,217)     2,132,519
                            ----------     --------          -----------       -----------     ----------
Total liabilities and
  shareholders' equity....  $6,305,849     $215,492          $ 5,146,629       $(5,678,217)    $5,989,753
                            ==========     ========          ===========       ===========     ==========

                                        CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 30, 2001
                            ------------------------------------------------------------------------------
                                             SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                              SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                            ----------   -------------   -------------------   ------------   ------------
                                                            (IN THOUSANDS)
Current assets............  $  512,884     $      --         $ 2,362,850       $        --     $2,875,734
Investment in
  subsidiaries............   4,505,917            --                  --        (4,505,917)            --
Plant and equipment,
  net.....................     249,656            --           1,267,122                --      1,516,778
Other assets..............     203,228            --             757,247                --        960,475
                            ----------     ---------         -----------       -----------     ----------
Total assets..............  $5,471,685     $      --         $ 4,387,219       $(4,505,917)    $5,352,987
                            ==========     =========         ===========       ===========     ==========
Current liabilities.......  $  749,103     $      --         $ 1,353,861       $        --     $2,102,964
Intercompany payables
  (receivables)...........   1,678,252            --          (1,678,252)               --             --
Long-term debt............     909,679            --              51,742                --        961,421
Other liabilities.........      34,116            --             153,951                --        188,067
Shareholders' equity......   2,100,535            --           4,505,917        (4,505,917)     2,100,535
                            ----------     ---------         -----------       -----------     ----------
Total liabilities and
  shareholders' equity....  $5,471,685     $      --         $ 4,387,219       $(4,505,917)    $5,352,987
                            ==========     =========         ===========       ===========     ==========

                                                CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                       FOR THE YEAR ENDED JUNE 29, 2002
                                ------------------------------------------------------------------------------
                                                 SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                  SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                                ----------   -------------   -------------------   ------------   ------------
                                                                (IN THOUSANDS)
Sales.........................  $3,120,292      $    --          $20,230,212        $      --     $23,350,504
Cost of sales.................   2,430,815           --           16,291,348               --      18,722,163
Operating expenses............     554,731          103            2,912,545               --       3,467,379
Interest expense (income).....     271,616        1,386             (210,105)              --          62,897
Other, net....................          83           --               (2,888)              --          (2,805)
                                ----------      -------          -----------        ---------     -----------
Total costs and expenses......   3,257,245        1,489           18,990,900               --      22,249,634
                                ----------      -------          -----------        ---------     -----------
Earnings before income
  taxes.......................    (136,953)      (1,489)           1,239,312               --       1,100,870
Income tax (benefit)
  provision...................     (52,385)        (569)             474,037               --         421,083
Equity in earnings of
  subsidiaries................     764,355           --                   --         (764,355)             --
                                ----------      -------          -----------        ---------     -----------
Net earnings..................  $  679,787      $  (920)         $   765,275        $(764,355)    $   679,787
                                ==========      =======          ===========        =========     ===========

                                                CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                       FOR THE YEAR ENDED JUNE 29, 2001
                                ------------------------------------------------------------------------------
                                                 SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                  SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                                ----------   -------------   -------------------   ------------   ------------
                                                                (IN THOUSANDS)
Sales.........................  $2,987,807      $    --          $18,796,690        $      --     $21,784,497
Cost of sales.................   2,339,835           --           15,173,303               --      17,513,138
Operating expenses............     536,595           --            2,696,232               --       3,232,827
Interest expense (income).....     233,603           --             (161,827)              --          71,776
Other, net....................       1,285           --               (1,184)              --             101
                                ----------      -------          -----------        ---------     -----------
Total costs and expenses......   3,111,318           --           17,706,524               --      20,817,842
                                ----------      -------          -----------        ---------     -----------
Earnings before income
  taxes.......................    (123,511)          --            1,090,166               --         966,655
Income tax (benefit)
  provision...................     (47,243)          --              416,989               --         369,746
Equity in earnings of
  subsidiaries................     673,177           --                   --         (673,177)             --
                                ----------      -------          -----------        ---------     -----------
Net earnings..................  $  596,909      $    --          $   673,177        $(673,177)    $   596,909
                                ==========      =======          ===========        =========     ===========

                                                CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                       FOR THE YEAR ENDED JUNE 29, 2000
                                ------------------------------------------------------------------------------
                                                 SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                  SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                                ----------   -------------   -------------------   ------------   ------------
                                                                (IN THOUSANDS)
Sales.........................  $2,789,342     $      --         $16,513,926        $      --     $19,303,268
Cost of sales.................   2,203,919            --          13,445,632               --      15,649,551
Operating expenses............     491,874            --           2,351,881               --       2,843,755
Interest expense (income).....     178,318            --            (107,486)              --          70,832
Other, net....................         835            --                 687               --           1,522
                                ----------     ---------         -----------        ---------     -----------
Total costs and expenses......   2,874,946            --          15,690,714               --      18,565,660
                                ----------     ---------         -----------        ---------     -----------
Earnings before income
  taxes.......................     (85,604)           --             823,212               --         737,608
Income tax (benefit)
  provision...................     (32,958)           --             316,937               --         283,979
Equity in earnings of
  subsidiaries................     506,275            --                  --         (506,275)             --
Cumulative effect of
  accounting change...........      (8,041)           --                  --               --          (8,041)
                                ----------     ---------         -----------        ---------     -----------
Net earnings..................  $  445,588     $      --         $   506,275        $(506,275)    $   445,588
                                ==========     =========         ===========        =========     ===========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                        FOR THE YEAR ENDED JUNE 29, 2002
                                  -----------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                    SYSCO     INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                                  ---------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used for):
Operating activities............  $  90,129     $  (1,081)         $ 995,932            $--         $1,084,980
Investing activities............    (70,038)     (222,420)          (337,842)            --           (630,300)
Financing activities............   (584,151)      262,586            (38,419)            --           (359,984)
Intercompany activity...........    648,675       (29,079)          (619,596)            --                 --
                                  ---------     ---------          ---------            ---         ----------
Net increase in cash............     84,615        10,006                 75             --             94,696
Cash at the beginning of the
  period........................     39,832            --             95,911             --            135,743
                                  ---------     ---------          ---------            ---         ----------
Cash at the end of the period...  $ 124,447     $  10,006          $  95,986            $--         $  230,439
                                  =========     =========          =========            ===         ==========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                        FOR THE YEAR ENDED JUNE 29, 2001
                                  -----------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                    SYSCO     INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                                  ---------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used for):
Operating activities............  $  27,693        $--             $ 927,531            $--         $ 955,224
Investing activities............    (96,319)       --               (242,432)            --          (338,751)
Financing activities............   (601,623)       --                (38,235)            --          (639,858)
Intercompany activity...........    649,609        --               (649,609)            --                --
                                  ---------        --              ---------            ---         ---------
Net decrease in cash............    (20,640)       --                 (2,745)            --           (23,385)
Cash at the beginning of the
  period........................     60,472        --                 98,656             --           159,128
                                  ---------        --              ---------            ---         ---------
Cash at the end of the period...  $  39,832        $--             $  95,911            $--         $ 135,743
                                  =========        ==              =========            ===         =========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                        FOR THE YEAR ENDED JUNE 29, 2000
                                  -----------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                    SYSCO     INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                                  ---------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used for):
Operating activities............  $  12,697        $--             $ 696,029            $--         $ 708,726
Investing activities............   (243,316)        --              (216,076)            --          (459,392)
Financing activities............   (228,972)        --               (10,537)            --          (239,509)
Intercompany activity...........    462,302         --              (462,302)            --                --
                                  ---------        ---             ---------            ---         ---------
Net increase in cash............      2,711         --                 7,114             --             9,825
Cash at the beginning of the
  period........................     57,761         --                91,542             --           149,303
                                  ---------        ---             ---------            ---         ---------
Cash at the end of the period...  $  60,472        $--             $  98,656            $--         $ 159,128
                                  =========        ===             =========            ===         =========

BUSINESS SEGMENT INFORMATION

     SYSCO provides food and other products to the foodservice or "food-prepared-away-from-home" industry. SYSCO's operating segments are comprised of separate operating companies or a group of operating companies which are managed as one by the company's chief operating decision maker. Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the company has aggregated its operating companies into five segments based upon the economic characteristics of each operating company, of which Broadline and SYGMA are reportable segments. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both SYSCO's traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to SYSCO's three other segments, including the company's specialty produce, lodging industry and meat segments. SYSCO's Canadian operations are insignificant for geographical disclosure purposes.

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

     The following table sets forth the financial information for SYSCO's business segments:

                                                                         YEAR ENDED
                                                        --------------------------------------------
                                                        JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
                                                        -------------   -------------   ------------
                                                                       (IN THOUSANDS)
Sales:
  Broadline...........................................   $19,163,449     $18,106,842    $16,643,578
  SYGMA...............................................     2,671,110       2,415,840      2,154,043
  Other...............................................     1,707,229       1,377,987        534,750
  Intersegment sales..................................      (191,284)       (116,172)       (29,103)
                                                         -----------     -----------    -----------
          Total.......................................   $23,350,504     $21,784,497    $19,303,268
                                                         ===========     ===========    ===========
Earnings before income taxes
  Broadline...........................................   $ 1,131,234     $ 1,006,213    $   800,932
  SYGMA...............................................        23,045          16,319          5,208
  Other...............................................        48,840          42,288         21,283
                                                         -----------     -----------    -----------
  Total segments......................................     1,203,119       1,064,820        827,423
  Unallocated corporate expenses......................      (102,249)        (98,165)       (89,815)
                                                         -----------     -----------    -----------
          Total.......................................   $ 1,100,870     $   966,655    $   737,608
                                                         ===========     ===========    ===========
Depreciation and amortization:
  Broadline...........................................   $   200,881     $   189,058    $   180,256
  SYGMA...............................................        16,237          14,492         13,987
  Other...............................................        19,181          13,150          2,577
                                                         -----------     -----------    -----------
  Total segments......................................       236,299         216,700        196,820
  Corporate...........................................        41,952          31,540         23,841
                                                         -----------     -----------    -----------
          Total.......................................   $   278,251     $   248,240    $   220,661
                                                         ===========     ===========    ===========
Capital expenditures:
  Broadline...........................................   $   361,284     $   288,934    $   227,834
  SYGMA...............................................        20,941          16,996         21,061
  Other...............................................        13,634          14,327          7,583
                                                         -----------     -----------    -----------
  Total segments......................................       395,859         320,257        256,478
  Corporate...........................................        20,534          20,881          9,935
                                                         -----------     -----------    -----------
          Total.......................................   $   416,393     $   341,138    $   266,413
                                                         ===========     ===========    ===========
Assets:
  Broadline...........................................   $ 3,983,216     $ 3,550,584    $ 3,302,796
  SYGMA...............................................       176,093         172,899        180,811
  Other...............................................       424,982         425,376        238,761
                                                         -----------     -----------    -----------
  Total segments......................................     4,584,291       4,148,859      3,722,368
  Corporate...........................................     1,405,462       1,204,128      1,007,777
                                                         -----------     -----------    -----------
          Total.......................................   $ 5,989,753     $ 5,352,987    $ 4,730,145
                                                         ===========     ===========    ===========

     The sales mix for the principal product categories during the three years ended June 29, 2002 is as follows:

                                                                         YEAR ENDED
                                                        --------------------------------------------
                                                        JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
                                                        -------------   -------------   ------------
                                                                       (IN THOUSANDS)
Canned and dry products...............................   $ 4,382,840     $ 4,212,677    $ 3,998,358
Fresh and frozen meats................................     4,169,232       3,848,523      3,311,323
Frozen fruits, vegetables, bakery and other...........     3,104,442       2,925,615      2,686,012
Poultry...............................................     2,346,308       2,156,847      1,968,632
Dairy products........................................     2,139,739       1,905,596      1,734,472
Fresh produce.........................................     1,990,071       1,939,222      1,341,613
Paper and disposables.................................     1,840,534       1,708,697      1,473,905
Seafood...............................................     1,332,539       1,330,880      1,216,421
Beverage products.....................................       728,624         666,320        616,454
Equipment and smallwares..............................       593,741         534,217        469,419
Janitorial products...................................       543,168         405,662        325,513
Medical supplies......................................       179,266         150,241        161,146
                                                         -----------     -----------    -----------
          Total.......................................   $23,350,504     $21,784,497    $19,303,268
                                                         ===========     ===========    ===========

QUARTERLY RESULTS (UNAUDITED)

     Financial information for each quarter in the years ended June 29, 2002 and June 30, 2001:

                                                    QUARTER ENDED
                                 ----------------------------------------------------
2002                             SEPTEMBER 29   DECEMBER 29    MARCH 30     JUNE 29     FISCAL YEAR
----                             ------------   -----------   ----------   ----------   -----------
                                                (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales..........................   $5,828,678    $5,590,966    $5,620,324   $6,310,536   $23,350,504
Cost of sales..................    4,683,617     4,481,655     4,510,059    5,046,832    18,722,163
Operating expenses.............      864,456       836,355       851,668      914,900     3,467,379
Interest expense...............       15,864        16,513        14,318       16,202        62,897
Other, net.....................         (769)         (290)         (877)        (869)       (2,805)
                                  ----------    ----------    ----------   ----------   -----------
Earnings before income taxes...      265,510       256,733       245,156      333,471     1,100,870
Income taxes...................      101,558        98,200        93,772      127,553       421,083
                                  ----------    ----------    ----------   ----------   -----------
Net earnings...................   $  163,952    $  158,533    $  151,384   $  205,918   $   679,787
                                  ==========    ==========    ==========   ==========   ===========
Per share:
  Diluted net earnings.........   $     0.24    $     0.24    $     0.23   $     0.31   $      1.01
  Cash dividends...............         0.07          0.07          0.09         0.09          0.32
  Market price -- high/low.....        30-22         27-24         30-25        30-26         30-22

                                                    QUARTER ENDED
                                 ----------------------------------------------------
2001                             SEPTEMBER 30   DECEMBER 30    MARCH 31     JUNE 30     FISCAL YEAR
----                             ------------   -----------   ----------   ----------   -----------
                                                (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales..........................   $5,360,174    $5,290,530    $5,344,496   $5,789,297   $21,784,497
Cost of sales..................    4,322,784     4,250,987     4,301,029    4,638,338    17,513,138
Operating expenses.............      787,497       795,674       800,156      849,500     3,232,827
Interest expense...............       17,401        18,034        18,498       17,843        71,776
Other, net.....................         (633)           46          (879)       1,567           101
                                  ----------    ----------    ----------   ----------   -----------
Earnings before income taxes...      233,125       225,789       225,692      282,049       966,655
Income taxes...................       89,170        86,365        86,327      107,884       369,746
                                  ----------    ----------    ----------   ----------   -----------
Net earnings...................   $  143,955    $  139,424    $  139,365   $  174,165   $   596,909
                                  ==========    ==========    ==========   ==========   ===========
Per share:
  Diluted net earnings.........   $     0.21    $     0.21    $     0.21   $     0.26   $      0.88
  Cash dividends...............         0.06          0.06          0.07         0.07          0.26
  Market price -- high/low.....        24-19         30-22         30-20        30-22         30-19
PERCENTAGE INCREASES -- 2002 VS. 2001:
Sales..........................            9%            6%            5%           9%            7%
Earnings before income taxes...           14            14             9           18            14
Net earnings...................           14            14             9           18            14
Diluted net earnings per
  share........................           14            14            10           19            15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information concerning a change in accountants is included in the company's Form 8-K dated March 27, 2002.

                                    PART III

     Except as otherwise indicated, the information required by Items 10, 11, 12 and 13 is included in the company's definitive proxy statement which was filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on September 23, 2002 and such portions of said proxy statement are hereby incorporated by reference thereto.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers is included in Part I (Item 4A) of this Form 10-K (page 7).

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.  CONTROLS AND PROCEDURES

     Item 307(a) of Regulation S-K is not applicable pursuant to Transition Provisions of Securities Exchange Act of 1934 Release 34-46427 because this report covers a period ended prior to the effective date of Rule 13a-14. As a result, the evaluation called for by Item 307(b) has not yet been completed. For a discussion of the effectiveness and adequacy of the Company's internal accounting controls as of July 31, 2002, see "Report of Management on Internal Accounting Controls" at page 21.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

        1. All financial statements. See index to Consolidated Financial Statements on page 20 of this Form 10-K.

        2. Financial Statement Schedule. See page 20 of this Form 10-K.

        3. Exhibits.

    3(a)  --   Restated Certificate of Incorporation, incorporated by
               reference to Exhibit 3(a) to Form 10-K for the year ended
               June 28, 1997 (File No. 1-6544).
    3(b)  --   Amended and Restated Bylaws of Sysco Corporation dated
               February 8, 2002, incorporated by reference to Exhibit 3(b)
               to Form 10-Q for the quarter ended December 29, 2001 (File
               No. 1-6544).
    3(c)  --   Form of Amended Certificate of Designation, Preferences and
               Rights of Series A Junior Participating Preferred Stock,
               incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
    3(d)  --   Certificate of Amendment of Certificate of Incorporation
               increasing authorized shares, incorporated by reference to
               Exhibit 3(d) to Form 10-Q for the quarter ended January 1,
               2000 (File No. 1-6544).
    4(a)  --   Sixth Amendment and Restatement of Competitive Advance and
               Revolving Credit Facility Agreement dated May 31, 1996,
               incorporated by reference to Exhibit 4(a) to Form 10-K in
               the year ended June 27, 1996 (File No. 1-6544).

    4(b)  --   Agreement and Seventh Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 27,
               1997, incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
    4(c)  --   Agreement and Eighth Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 22,
               1998, incorporated by reference to Exhibit 4(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
    4(d)  --   Senior Debt Indenture, dated as of June 15, 1995, between
               Sysco Corporation and First Union National Bank of North
               Carolina, Trustee, incorporated by reference to Exhibit 4(a)
               to Registration Statement on Form S-3 filed June 6, 1995
               (File No. 33-60023).
    4(e)  --   First Supplemental Indenture, dated June 27, 1995, between
               Sysco Corporation and First Union National Bank of North
               Carolina, Trustee as amended, incorporated by reference to
               Exhibit 4(e) to Form 10-K for the year ended June 29, 1996
               (File No. 1-6544).
    4(f)  --   Second Supplemental Indenture, dated as of May 1, 1996,
               between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee as amended, incorporated by
               reference to Exhibit 4(f) to Form 10-K for the year ended
               June 29, 1996 (File No. 1-6544).
    4(g)  --   Third Supplemental Indenture, dated as of April 25, 1997,
               between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee, incorporated by reference to
               Exhibit 4(g) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
    4(h)  --   Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee, incorporated by reference to
               Exhibit 4(h) to Form 10-K for the year ended June 28,1997
               (File No. 1-6544).
    4(i)  --   Fifth Supplemental Indenture, dated as of July 27, 1998
               between Sysco Corporation and First Union National Bank,
               Trustee, incorporated by reference to Exhibit 4(h) to Form
               10-K for the year ended June 27, 1998 (File No. 1-6544).
    4(j)  --   Agreement and Ninth Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of December 1,
               1999, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
    4(k)  --   Sixth Supplemental Indenture dated April 5, 2002 between
               Sysco Corporation and Wachovia Bank, National Association,
               incorporated by reference to Exhibit 4.1 to Form 8-K dated
               April 5, 2002.
    4(l)  --   Indenture dated May 23, 2002 between Sysco International,
               Co., Sysco Corporation and Wachovia Bank, National
               Association, incorporated by reference to Exhibit 4.1 to
               Registration Statement on Form S-4 filed August 21, 2002
               (File No. 333-98489).
  10(a)+  --   Amended and Restated Sysco Corporation Executive Deferred
               Compensation Plan, incorporated by reference to Exhibit
               10(a) to Form 10-K for the year ended July 1, 1995 (File No.
               1-6544).
  10(b)+  --   Fifth Amended and Restated Sysco Corporation Supplemental
               Executive Retirement Plan, incorporated by reference to
               Exhibit 10(b) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(c)+  --   Sysco Corporation Employee Incentive Stock Option Plan,
               incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(d)+  --   Sysco Corporation 1995 Management Incentive Plan,
               incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).
  10(e)+  --   Sysco Corporation 1991 Stock Option Plan, incorporated by
               reference to Exhibit 10(e) to Form 10-K for the year ended
               July 3, 1999 (File No. 1-6544).
  10(f)+  --   Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to
               Exhibit 10(f) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(g)+  --   Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to
               Exhibit 10(g) to Form 10-K for the year ended July 3, 1999
               (File No. 1-6544).

  10(h)+  --   Sysco Corporation Amended and Restated Non-Employee
               Directors Stock Option Plan, incorporated by reference to
               Exhibit 10(g) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(i)+  --   Amendment to the Amended and Restated Non-Employee Directors
               Stock Option Plan dated effective November 5, 1998,
               incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(j)+  --   Sysco Corporation Non-Employee Directors Stock Plan,
               incorporated by reference to Appendix A of the 1998 Proxy
               Statement (File No. 1-6544).
   10(k)  --   Amended and Restated Shareholder Rights Agreement,
               incorporated by reference to Registration Statement on Form
               8-A/A, filed May 29, 1996 (File No. 1-6544).
   10(l)  --   Amendment to the Amended and Restated Shareholder Rights
               Agreement dated as of May 20, 1996, incorporated by
               reference to Exhibit 1 to Registration Statement on Form
               8-A/A, filed July 16, 1999 (File No. 1-6544).
  10(m)+  --   Sysco Corporation Split Dollar Life Insurance Plan,
               incorporated by reference to Exhibit 10(m) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
  10(n)+  --   Executive Compensation Adjustment Agreement -- Bill M.
               Lindig, incorporated by reference to Exhibit 10(n) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(o)+  --   Executive Compensation Adjustment Agreement -- Charles H.
               Cotros, incorporated by reference to Exhibit 10(o) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(p)+  --   First Amendment to Fifth Amended and Restated Sysco
               Corporation Supplemental Executive Retirement Plan dated
               effective June 29, 1997, incorporated by reference to
               Exhibit 10(p) to Form 10-Q for the quarter ended January 1,
               2000 (File No. 1-6544).
  10(q)+  --   First Amendment to Amended and Restated Sysco Corporation
               Executive Deferred Compensation Plan dated effective June
               29, 1997, incorporated by reference to Exhibit 10(q) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(r)+  --   First Amendment to Sysco Corporation 1995 Management
               Incentive Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(r) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
  10(s)+  --   2000 Management Incentive Plan, incorporated by reference to
               Appendix A to Proxy Statement filed September 25, 2000 (File
               No. 1-6544).
  10(t)+  --   2000 Stock Incentive Plan, incorporated by reference to
               Appendix B to Proxy Statement filed on September 25, 2000
               (File No. 1-6544).
  10(u)+  --   Amended and Restated Non-Employee Directors Stock Plan,
               incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).
  10(v)+  --   Second Amendment dated as of May 10, 2000, to the Fifth
               Amended and Restated SYSCO Corporation Supplemental
               Executive Retirement Plan, incorporated by reference to
               Exhibit 10(a) to Form 10-Q for the quarter ended September
               30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(w)+  --   Second Amendment dated as of May 10, 2000, to Amended and
               Restated SYSCO Corporation Executive Deferred Compensation
               Plan, incorporated by reference to Exhibit 10(b) to Form
               10-Q for the quarter ended September 30, 2000 filed on
               November 13, 2000 (File No. 1-6544).
  10(x)+  --   First Amendment dated as of May 10, 2000 to Amended and
               Restated SYSCO Corporation Board of Directors Deferred
               Compensation Plan, incorporated by reference to Exhibit
               10(c) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(y)+  --   First Amendment, dated September 1, 2000, to the Executive
               Compensation Adjustment Agreement between Sysco and Charles
               H. Cotros, incorporated by reference to Exhibit 10(d) to
               Form 10-Q for the quarter ended September 30, 2000 filed on
               November 13, 2000 (File No. 1-6544).
 10(z)+#  --   Equity Deferral Plan dated April 1, 2002.

10(aa)+#  --   Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1,
               2002.
10(bb)+#  --   First Amendment to Second Amended and Restated Board of Directors Deferred Compensation
               Plan dated July 12, 2002.
10(cc)+#  --   Second Amended and Restated Executive Deferred Compensation Plan dated April 1, 2002.
10(dd)+#  --   First Amendment to Second Amended and Restated Executive Deferred Compensation Plan
               dated July 12, 2002.
10(ee)+#  --   Third Amendment to Fifth Amended and Restated Supplemental Executive Retirement Plan
               dated July 12, 2002.
     21#  --   Subsidiaries of the Registrant.
     23#  --   Independent Public Accountants' Consent.
  99(a)#  --   CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99(b)#  --   CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

# Filed Herewith

     (b) The following reports on Form 8-K were filed during the fourth quarter of fiscal 2002:

          1. On April 17, 2002, the company filed a Form 8-K announcing the issuance of 4.75% notes due July 30, 2005.

          2. On April 24, 2002, the company filed a Form 8-K announcing the results of its third quarter ended March 29, 2002.

          3. On May 31, 2002, the company filed a Form 8-K announcing the issuance by Sysco International, Co. of 6.10% notes due June 1, 2012.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September, 2002.

                                          SYSCO CORPORATION

                                          By     /s/ CHARLES H. COTROS
                                          --------------------------------------
                                                    Charles H. Cotros
                                                Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:





           /s/ CHARLES H. COTROS                   Chairman of the Board and Chief Executive
--------------------------------------------                        Officer
             Charles H. Cotros




       /s/ JOHN K. STUBBLEFIELD, JR.                 Executive Vice President, Finance and
--------------------------------------------                     Administration
         John K. Stubblefield, Jr.

DIRECTORS:





            /s/ JOHN W. ANDERSON                             /s/ RICHARD G. MERRILL
--------------------------------------------      --------------------------------------------
              John W. Anderson                                 Richard G. Merrill




           /s/ COLIN G. CAMPBELL                            /s/ FRANK H. RICHARDSON
--------------------------------------------      --------------------------------------------
             Colin G. Campbell                                Frank H. Richardson




           /s/ CHARLES H. COTROS                           /s/ RICHARD J. SCHNIEDERS
--------------------------------------------      --------------------------------------------
             Charles H. Cotros                               Richard J. Schnieders




            /s/ JUDITH B. CRAVEN                             /s/ PHYLLIS S. SEWELL
--------------------------------------------      --------------------------------------------
              Judith B. Craven                                 Phyllis S. Sewell




            /s/ JONATHAN GOLDEN                                /s/ JACKIE M. WARD
--------------------------------------------      --------------------------------------------
              Jonathan Golden                                    Jackie M. Ward




           /s/ THOMAS E. LANKFORD
--------------------------------------------
             Thomas E. Lankford

                                 CERTIFICATIONS

I, Charles H. Cotros, certify that:

          1.  I have reviewed this annual report on Form 10-K of Sysco
     Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002

                                                 /s/ CHARLES H. COTROS
                                          --------------------------------------
                                                    Charles H. Cotros
                                           Chairman and Chief Executive Officer

I, John K. Stubblefield, Jr., certify that:

          1.  I have reviewed this annual report on Form 10-K of Sysco
     Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002

                                             /s/ JOHN K. STUBBLEFIELD, JR.
                                          --------------------------------------
                                                John K. Stubblefield, Jr.
                                          Executive Vice President, Finance and
                                                      Administration

  [PARAGRAPHS 4, 5 AND 6 ARE OMITTED PURSUANT TO THE TRANSITION PROVISIONS OF SECURITIES EXCHANGE ACT OF 1934 RELEASE 34-46427 BECAUSE THIS ANNUAL REPORT ON
  FORM 10-K COVERS A PERIOD ENDED PRIOR TO THE EFFECTIVE DATE OF RULE 13A-14.]

                       SYSCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT    CHARGED TO      CHARGED TO                   BALANCE AT
                                       BEGINNING     COSTS AND    OTHER ACCOUNTS   DEDUCTIONS      END OF
                       DESCRIPTION     OF PERIOD     EXPENSES      DESCRIBE(1)     DESCRIBE(2)     PERIOD
                       ------------   -----------   -----------   --------------   -----------   -----------
For year ended July
  1, 2000............  Allowance      $24,095,000   $27,082,000    $ 16,332,000    $24,881,000   $42,628,000
                       for doubtful
                       accounts
For year ended June
  30, 2001...........  Allowance      $42,628,000   $21,740,000    $  1,789,000    $23,045,000   $43,112,000
                       for doubtful
                       accounts
For year ended June
  29, 2002...........  Allowance      $43,112,000   $25,904,000    $(12,610,000)   $26,068,000   $30,338,000
                       for doubtful
                       accounts

---------------

(1) Allowance accounts resulting from acquisitions and other adjustments.

(2) Customer accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
-------                            ----------------------
3(a)      --    Restated Certificate of Incorporation, incorporated by
                reference to Exhibit 3(a) to Form 10-K for the year ended
                June 28, 1997 (File No. 1-6544).
3(b)      --    Amended and Restated Bylaws of Sysco Corporation dated
                February 8, 2002, incorporated by reference to Exhibit 3(b)
                to Form 10-Q for the quarter ended December 29, 2001 (File
                No. 1-6544).
3(c)      --    Form of Amended Certificate of Designation, Preferences and
                Rights of Series A Junior Participating Preferred Stock,
                incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
3(d)      --    Certificate of Amendment of Certificate of Incorporation
                increasing authorized shares, incorporated by reference to
                Exhibit 3(d) to Form 10-Q for the quarter ended January 1,
                2000 (File No. 1-6544).
4(a)      --    Sixth Amendment and Restatement of Competitive Advance and
                Revolving Credit Facility Agreement dated May 31, 1996,
                incorporated by reference to Exhibit 4(a) to Form 10-K in
                the year ended June 27, 1996 (File No. 1-6544).
4(b)      --    Agreement and Seventh Amendment to Competitive Advance and
                Revolving Credit Facility Agreement dated as of June 27,
                1997, incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
4(c)      --    Agreement and Eighth Amendment to Competitive Advance and
                Revolving Credit Facility Agreement dated as of June 22,
                1998, incorporated by reference to Exhibit 4(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
4(d)      --    Senior Debt Indenture, dated as of June 15, 1995, between
                Sysco Corporation and First Union National Bank of North
                Carolina, Trustee, incorporated by reference to Exhibit 4(a)
                to Registration Statement on Form S-3 filed June 6, 1995
                (File No. 33-60023).
4(e)      --    First Supplemental Indenture, dated June 27, 1995, between
                Sysco Corporation and First Union National Bank of North
                Carolina, Trustee as amended, incorporated by reference to
                Exhibit 4(e) to Form 10-K for the year ended June 29, 1996
                (File No. 1-6544).
4(f)      --    Second Supplemental Indenture, dated as of May 1, 1996,
                between Sysco Corporation and First Union National Bank of
                North Carolina, Trustee as amended, incorporated by
                reference to Exhibit 4(f) to Form 10-K for the year ended
                June 29, 1996 (File No. 1-6544).
4(g)      --    Third Supplemental Indenture, dated as of April 25, 1997,
                between Sysco Corporation and First Union National Bank of
                North Carolina, Trustee, incorporated by reference to
                Exhibit 4(g) to Form 10-K for the year ended June 28, 1997
                (File No. 1-6544).
4(h)      --    Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of
                North Carolina, Trustee, incorporated by reference to Ex-
                hibit 4(h) to Form 10-K for the year ended June 28,1997
                (File No. 1-6544).
4(i)      --    Fifth Supplemental Indenture, dated as of July 27, 1998
                between Sysco Corporation and First Union National Bank,
                Trustee, incorporated by reference to Exhibit 4(h) to Form
                10-K for the year ended June 27, 1998 (File No. 1-6544).
4(j)      --    Agreement and Ninth Amendment to Competitive Advance and
                Revolving Credit Facility Agreement dated as of December 1,
                1999, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
4(k)      --    Sixth Supplemental Indenture dated April 5, 2002 between
                Sysco Corporation and Wachovia Bank, National Association,
                incorporated by reference to Exhibit 4.1 to Form 8-K dated
                April 5, 2002.
4(l)      --    Indenture dated May 23, 2002 between Sysco International,
                Co., Sysco Corporation and Wachovia Bank, National
                Association, incorporated by reference to Exhibit 4.1 to
                Registration Statement on Form S-4 filed August 21, 2002
                (File No. 333-98489).
10(a)+    --    Amended and Restated Sysco Corporation Executive Deferred
                Compensation Plan, incorporated by reference to Exhibit
                10(a) to Form 10-K for the year ended July 1, 1995 (File No.
                1-6544).

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
-------                            ----------------------
10(b)+    --    Fifth Amended and Restated Sysco Corporation Supplemental
                Executive Retirement Plan, incorporated by reference to
                Exhibit 10(b) to Form 10-K for the year ended June 28, 1997
                (File No. 1-6544).
10(c)+    --    Sysco Corporation Employee Incentive Stock Option Plan,
                incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10(d)+    --    Sysco Corporation 1995 Management Incentive Plan,
                incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).
10(e)+    --    Sysco Corporation 1991 Stock Option Plan, incorporated by
                reference to Exhibit 10(e) to Form 10-K for the year ended
                July 3, 1999 (File No. 1-6544).
10(f)+    --    Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to
                Exhibit 10(f) to Form 10-K for the year ended June 28, 1997
                (File No. 1-6544).
10(g)+    --    Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to
                Exhibit 10(g) to Form 10-K for the year ended July 3, 1999
                (File No. 1-6544).
10(h)+    --    Sysco Corporation Amended and Restated Non-Employee
                Directors Stock Option Plan, incorporated by reference to
                Exhibit 10(g) to Form 10-K for the year ended June 28, 1997
                (File No. 1-6544).
10(i)+    --    Amendment to the Amended and Restated Non-Employee Directors
                Stock Option Plan dated effective November 5, 1998,
                incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10(j)+    --    Sysco Corporation Non-Employee Directors Stock Plan,
                incorporated by reference to Appendix A of the 1998 Proxy
                Statement (File No. 1-6544).
10(k)     --    Amended and Restated Shareholder Rights Agreement,
                incorporated by reference to Registration Statement on Form
                8-A/A, filed May 29, 1996 (File No. 1-6544).
10(l)     --    Amendment to the Amended and Restated Shareholder Rights
                Agreement dated as of May 20, 1996, incorporated by
                reference to Exhibit 1 to Registration Statement on Form
                8-A/A, filed July 16, 1999 (File No. 1-6544).
10(m)+    --    Sysco Corporation Split Dollar Life Insurance Plan,
                incorporated by reference to Exhibit 10(m) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
10(n)+    --    Executive Compensation Adjustment Agreement -- Bill M.
                Lindig, incorporated by reference to Exhibit 10(n) to Form
                10-Q for the quarter ended January 1, 2000 (File No.
                1-6544).
10(o)+    --    Executive Compensation Adjustment Agreement -- Charles H.
                Cotros, incorporated by reference to Exhibit 10(o) to Form
                10-Q for the quarter ended January 1, 2000 (File No.
                1-6544).
10(p)+    --    First Amendment to Fifth Amended and Restated Sysco
                Corporation Supplemental Executive Retirement Plan dated
                effective June 29, 1997, incorporated by reference to
                Exhibit 10(p) to Form 10-Q for the quarter ended January 1,
                2000 (File No. 1-6544).
10(q)+    --    First Amendment to Amended and Restated Sysco Corporation
                Executive Deferred Compensation Plan dated effective June
                29, 1997, incorporated by reference to Exhibit 10(q) to Form
                10-Q for the quarter ended January 1, 2000 (File No.
                1-6544).
10(r)+    --    First Amendment to Sysco Corporation 1995 Management
                Incentive Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(r) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
10(s)+    --    2000 Management Incentive Plan, incorporated by reference to
                Appendix A to Proxy Statement filed September 25, 2000 (File
                No. 1-6544).
10(t)+    --    2000 Stock Incentive Plan, incorporated by reference to
                Appendix B to Proxy Statement filed on September 25, 2000
                (File No. 1-6544).
10(u)+    --    Amended and Restated Non-Employee Directors Stock Plan,
                incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
-------                            ----------------------
10(v)+    --    Second Amendment dated as of May 10, 2000, to the Fifth
                Amended and Restated SYSCO Corporation Supplemental
                Executive Retirement Plan, incorporated by reference to Ex-
                hibit 10(a) to Form 10-Q for the quarter ended September 30,
                2000 filed on November 13, 2000 (File No. 1-6544).
10(w)+    --    Second Amendment dated as of May 10, 2000, to Amended and
                Restated SYSCO Corporation Executive Deferred Compensation
                Plan, incorporated by reference to Exhibit 10(b) to Form
                10-Q for the quarter ended September 30, 2000 filed on
                November 13, 2000 (File No. 1-6544).
10(x)+    --    First Amendment dated as of May 10, 2000 to Amended and
                Restated SYSCO Corporation Board of Directors Deferred
                Compensation Plan, incorporated by reference to Exhibit
                10(c) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).
10(y)+    --    First Amendment, dated September 1, 2000, to the Executive
                Compensation Adjustment Agreement between Sysco and Charles
                H. Cotros, incorporated by reference to Exhibit 10(d) to
                Form 10-Q for the quarter ended September 30, 2000 filed on
                November 13, 2000 (File No. 1-6544).
10(z)+#   --    Equity Deferral Plan dated April 1, 2002.
10(aa)+#  --    Second Amended and Restated Board of Directors Deferred
                Compensation Plan dated April 1, 2002.
10(bb)+#  --    First Amendment to Second Amended and Restated Board of
                Directors Deferred Compensation Plan dated July 12, 2002.
10(cc)+#  --    Second Amended and Restated Executive Deferred Compensation
                Plan dated April 1, 2002.
10(dd)+#  --    First Amendment to Second Amended and Restated Executive
                Deferred Compensation Plan dated July 12, 2002.
10(ee)+#  --    Third Amendment to Fifth Amended and Restated Supplemental
                Executive Retirement Plan dated July 12, 2002.
21#       --    Subsidiaries of the Registrant.
23#       --    Independent Public Accountants' Consent.
99(a)#    --    CEO Certification Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.
99(b)#    --    CFO Certification Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

---------------

 + Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of
   Regulation S-K

 # Filed Herewith