Form 10-Q
period 2002-09-28
SYSCO CORP
filed 2002-11-12
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 28, 2002

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to __________

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

656,798,785 shares of common stock were outstanding as of October 25, 2002.

                                TABLE OF CONTENTS


                                                                                                PAGE NO.
                                                                                                --------

                                    PART I. FINANCIAL INFORMATION

         Item 1.      Financial Statements                                                          1
         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        10
         Item 3.      Quantitative and Qualitative Disclosures about Market Risk                   13
         Item 4.      Evaluation of Disclosure Controls and Procedures                             14

                                      PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                            15
         Item 2.      Changes in Securities and Use of Proceeds                                    15
         Item 3.      Defaults upon Senior Securities                                              15
         Item 4.      Submission of Matters to a Vote of Security Holders                          15
         Item 5.      Other Information                                                            15
         Item 6.      Exhibits and Reports on Form 8-K                                             15

         Signatures                                                                                18
         Certifications                                                                            19

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                      Sept. 28, 2002    June 29, 2002    Sept. 29, 2001
                                                      --------------    -------------    --------------
                                                       (unaudited)                        (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                            $    163,189      $    198,439      $    123,586
  Accounts and notes receivable, less
    allowances of $40,967, $30,338 and $37,585            1,869,128         1,760,827         1,684,672
  Inventories                                             1,226,885         1,117,869         1,119,856
  Deferred taxes                                             41,699            34,188             8,981
  Prepaid expenses                                           73,030            41,966            65,439
                                                       ------------      ------------      ------------
    Total current assets                                  3,373,931         3,153,289         3,002,534

Plant and equipment at cost, less depreciation            1,718,941         1,697,782         1,554,193

Goodwill and intangibles, less amortization                 922,491           922,222           781,727
Restricted cash                                              57,000            32,000                --
Other assets                                                173,094           184,460           183,758
                                                       ------------      ------------      ------------
    Total other assets                                    1,152,585         1,138,682           965,485
                                                       ------------      ------------      ------------
Total assets                                           $  6,245,457      $  5,989,753      $  5,522,212
                                                       ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                        $     50,016      $     66,360      $    108,671
  Accounts payable                                        1,420,276         1,349,330         1,292,984
  Accrued expenses                                          709,137           768,317           574,406
  Accrued income taxes                                       38,241            41,596           130,676
  Current maturities of long-term debt                       13,474            13,754            22,665
                                                       ------------      ------------      ------------
    Total current liabilities                             2,231,144         2,239,357         2,129,402

Long-term debt                                            1,265,938         1,176,307         1,081,305
Deferred taxes                                              554,690           441,570           177,845

Contingencies

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                     --                --                --
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
      765,174,900 shares                                    765,175           765,175           765,175
  Paid-in capital                                           233,727           217,891           210,148
  Retained earnings                                       2,992,849         2,869,417         2,532,458
  Other comprehensive loss                                  (65,435)          (65,435)           (5,624)
                                                       ------------      ------------      ------------
                                                          3,926,316         3,787,048         3,502,157
  Less cost of treasury stock, 113,371,374,
      111,634,603 and 103,021,960 shares                  1,732,631         1,654,529         1,368,497
                                                       ------------      ------------      ------------
  Total shareholders' equity                              2,193,685         2,132,519         2,133,660
                                                       ------------      ------------      ------------
Total liabilities and shareholders' equity             $  6,245,457      $  5,989,753      $  5,522,212
                                                       ============      ============      ============

Note: The June 29, 2002 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

                                                        13-Week Period Ended
                                                 ----------------------------------
                                                 Sept. 28, 2002      Sept. 29, 2001
                                                 --------------      --------------

Sales                                            $    6,424,422      $    5,828,678

Costs and expenses
  Cost of sales                                       5,154,704           4,683,617
  Operating expenses                                    960,635             864,456
  Interest expense                                       16,828              15,864
  Other, net                                             (3,412)               (769)
                                                 --------------      --------------
Total costs and expenses                              6,128,755           5,563,168
                                                 --------------      --------------

Earnings before income taxes                            295,667             265,510
Income taxes                                            113,093             101,558
                                                 --------------      --------------
Net earnings                                     $      182,574      $      163,952
                                                 ==============      ==============

Net earnings:
   Basic earnings per share                      $         0.28      $         0.25
                                                 ==============      ==============
   Diluted earnings per share                    $         0.28      $         0.24
                                                 ==============      ==============

Average shares outstanding                          654,176,221         666,765,148
                                                 ==============      ==============
Diluted shares outstanding                          663,542,498         677,916,766
                                                 ==============      ==============

Dividends paid per common share                  $         0.09      $         0.07
                                                 ==============      ==============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                             13 - Week Period Ended
                                                                       ----------------------------------
                                                                       Sept. 28, 2002      Sept. 29, 2001
                                                                       --------------      --------------
Operating activities:
  Net earnings                                                         $      182,574      $      163,952
  Add non-cash items:
    Depreciation and amortization                                              65,796              66,615
    Deferred tax provision (benefit)                                          105,609             (12,075)
    Provision for losses on accounts receivable                                 7,546               7,371
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:
      (Increase) in receivables                                              (115,847)            (37,823)
      (Increase) in inventories                                              (109,016)            (74,304)
      (Increase) in prepaid expenses                                          (31,064)            (24,954)
      Increase in accounts payable                                             70,946              19,516
      (Decrease) in accrued expenses                                          (59,082)            (79,893)
      Increase in accrued income taxes                                          2,342               7,304
      Decrease in other assets                                                  7,433               4,985
                                                                       --------------      --------------
  Net cash provided by operating activities                                   127,237              40,694
                                                                       --------------      --------------

Investing activities:
  Additions to plant and equipment                                            (88,025)            (88,301)
  Proceeds from sales of plant and equipment                                    4,782               1,716
  Acquisition of businesses, net of cash acquired                                 (48)            (11,232)
  Increase in restricted cash                                                 (25,000)                 --
                                                                       --------------      --------------
  Net cash used for investing activities                                     (108,291)            (97,817)
                                                                       --------------      --------------

Financing activities:
  Bank and commercial paper borrowings                                         75,509             197,452
  Other debt repayments                                                        (2,502)               (140)
  Common stock reissued from treasury                                          41,936              35,619
  Treasury stock purchases                                                   (109,899)           (140,979)
  Dividends paid                                                              (59,240)            (46,986)
                                                                       --------------      --------------
  Net cash (used for) provided by financing activities                        (54,196)             44,966
                                                                       --------------      --------------
Net decrease in cash                                                          (35,250)            (12,157)
Cash at beginning of period                                                   198,439             135,743
                                                                       --------------      --------------
Cash at end of period                                                  $      163,189      $      123,586
                                                                       ==============      ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $        7,938      $       10,170
    Income taxes                                                                8,268             108,910

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The following consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 29, 2002 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 2002 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2003 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Fiscal 2002 Annual Report on Form 10-K.

         A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15(a).

2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                   13-Week Period Ended
                                                            ---------------------------------
                                                            Sept. 28, 2002     Sept. 29, 2001
                                                            --------------     --------------

Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders                  $  182,574,000     $  163,952,000
                                                            ==============     ==============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                                     654,176,221        666,765,148

  Effect of dilutive securities:
   Employee and director stock options                           9,366,277         11,151,618
                                                            --------------     --------------
  Denominator for diluted earnings per share --
   adjusted for weighted-average shares                        663,542,498        677,916,766
                                                            ==============     ==============

Basic earnings per share                                    $         0.28     $         0.25
                                                            ==============     ==============

Diluted earnings per share                                  $         0.28     $         0.24
                                                            ==============     ==============

3.       RESTRICTED CASH

         SYSCO is required by its insurance companies to collateralize the self insured portion of its workers' compensation and liability claims. Previously the collateral requirements were met by issuing letters of credit. These letters of credit were replaced with funds deposited in an insurance trust. The increase from June 29, 2002 to September 28, 2002 was due to the timing of depositing funds to replace letters of credit as they expired.

4.       DEBT

         As of September 28, 2002, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding at September 28, 2002.

         As of September 28, 2002, SYSCO's borrowings under its commercial paper programs were $141,852,000. During the thirteen week period ended September 28, 2002, commercial paper and short-term bank borrowings ranged from approximately $55,813,000 to $176,079,000.

5.       SUBSEQUENT ACQUISITIONS

         In October 2002, SYSCO acquired Abbott Foods Inc., an independently owned broadline foodservice distributor located in Columbus, Ohio.

         In October 2002, SYSCO acquired the net assets of Pronamics, the quick-service distribution division of priszm brandz (priszm). Priszm is the owner and operator of more than 750 quick-service restaurants in Canada. As part of the transaction, priszm entered into a distribution contract in which SYSCO will become priszm's national Canadian distributor of all food products, paper and other merchandise.

6.       DERIVATIVE FINANCIAL INSTRUMENTS

         SYSCO has outstanding one interest rate swap agreement with a notional amount of $200,000,000 related to the $200,000,000 aggregate principal amount of 4.75% notes due July 30, 2005. Under the interest rate swap agreement, SYSCO receives a fixed rate equal to 4.75% per annum and pays a variable interest rate equal to six-month LIBOR in arrears less
         84.5 basis points. The fair value of the interest rate swap agreement was not material.

7.       NEW ACCOUNTING STANDARDS

         SYSCO adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" effective with the beginning of fiscal year 2003. As a result, the amortization of goodwill was discontinued. SYSCO has six months from the date it adopts SFAS No. 142 to test for impairment. Management has completed its preliminary assessment of the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements and believes that goodwill is not impaired.

         The following table provides comparative net earnings and earnings per share had the non-amortization provision been in effect for all periods presented:

                                                        13-Week Period Ended
                                                 ---------------------------------
                                                 Sept. 28, 2002     Sept. 29, 2001
                                                 --------------     --------------

Reported net earnings                            $  182,574,000     $  163,952,000
Goodwill amortization, net of taxes                          --          3,574,000
                                                 --------------     --------------

Adjusted net earnings                            $  182,574,000     $  167,526,000
                                                 ==============     ==============

Basic earnings per share:
   Reported earnings per share                   $         0.28     $         0.25
   Goodwill amortization, net of taxes                       --               0.01
                                                 --------------     --------------
          Adjusted earnings per share            $         0.28     $         0.26
                                                 ==============     ==============

Diluted earnings per share:
   Reported earnings per share                   $         0.28     $         0.24
   Goodwill amortization, net of taxes                       --               0.01
                                                 --------------     --------------
          Adjusted earnings per share            $         0.28     $         0.25
                                                 ==============     ==============

         SYSCO adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective with the beginning of fiscal year 2003. The adoption of SFAS No. 144 has not had a material effect on the Company's consolidated financial statements.

8.       SUPPLEMENTAL GUARANTOR INFORMATION

         In May 2002, SYSCO International, Co., a wholly owned subsidiary of SYSCO, issued $200,000,000 of 6.10% notes due in 2012. The notes are fully and unconditionally guaranteed by SYSCO.

         The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (SYSCO), the subsidiary issuer (SYSCO International) and all other non-guarantor subsidiaries of SYSCO (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries. The financial information for SYSCO includes corporate activities as well as certain operating companies which are operated as divisions of SYSCO.

                                                    CONDENSED CONSOLIDATING BALANCE SHEET -- SEPTEMBER 28, 2002
                                   ---------------------------------------------------------------------------------------------
                                                          SYSCO        OTHER NON-GUARANTOR                         CONSOLIDATED
                                       SYSCO          INTERNATIONAL        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                   --------------     --------------   -------------------    --------------      --------------
                                                                         (IN THOUSANDS)
Current assets ...............     $      565,283     $            4      $    2,808,644      $           --      $    3,373,931
Investment in subsidiaries ...          5,492,419            203,680             195,237          (5,891,336)                 --
Plant and equipment, net .....            277,563                 --           1,441,378                  --           1,718,941
Other assets .................            241,716              1,379             909,490                  --           1,152,585
                                   --------------     --------------      --------------      --------------      --------------
Total assets .................     $    6,576,981     $      205,063      $    5,354,749      $   (5,891,336)     $    6,245,457
                                   ==============     ==============      ==============      ==============      ==============
Current liabilities ..........     $      686,384     $       54,287      $    1,490,473      $           --      $    2,231,144
Intercompany payables
  (receivables) ..............          2,553,593            (45,376)         (2,508,217)                 --                  --
Long-term debt ...............          1,023,040            199,383              43,515                  --           1,265,938
Other liabilities ............            120,279                 --             434,411                  --             554,690
Shareholders' equity .........          2,193,685             (3,231)          5,894,567          (5,891,336)          2,193,685
                                   --------------     --------------      --------------      --------------      --------------
Total liabilities and
  shareholders' equity .......     $    6,576,981     $      205,063      $    5,354,749      $   (5,891,336)     $    6,245,457
                                   ==============     ==============      ==============      ==============      ==============

                                                       CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 29, 2002
                                   ---------------------------------------------------------------------------------------------
                                                          SYSCO        OTHER NON-GUARANTOR                         CONSOLIDATED
                                       SYSCO          INTERNATIONAL        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                   --------------     --------------   -------------------    --------------      --------------
                                                                         (IN THOUSANDS)
Current assets ...............     $      526,259     $       10,010      $    2,617,020      $           --      $    3,153,289
Investment in subsidiaries ...          5,279,299            204,064             194,854          (5,678,217)                 --
Plant and equipment, net .....            271,971                 --           1,425,811                  --           1,697,782
Other assets .................            228,320              1,418             908,944                  --           1,138,682
                                   --------------     --------------      --------------      --------------      --------------
Total assets .................     $    6,305,849     $      215,492      $    5,146,629      $   (5,678,217)     $    5,989,753
                                   ==============     ==============      ==============      ==============      ==============
Current liabilities ..........     $      790,631     $       64,554      $    1,384,172      $           --      $    2,239,357
Intercompany payables
  (receivables) ..............          2,353,921            (47,508)         (2,306,413)                 --                  --
Long-term debt ...............            933,028            199,366              43,913                  --           1,176,307
Other liabilities ............             95,750                 --             345,820                  --             441,570
Shareholders' equity .........          2,132,519               (920)          5,679,137          (5,678,217)          2,132,519
                                   --------------     --------------      --------------      --------------      --------------
Total liabilities and
  shareholders' equity .......     $    6,305,849     $      215,492      $    5,146,629      $   (5,678,217)     $    5,989,753
                                   ==============     ==============      ==============      ==============      ==============

                                                 CONDENSED CONSOLIDATING BALANCE SHEET -- SEPTEMBER 29, 2001
                                   ---------------------------------------------------------------------------------------------
                                                          SYSCO        OTHER NON-GUARANTOR                         CONSOLIDATED
                                       SYSCO          INTERNATIONAL        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                   --------------     --------------   -------------------    --------------      --------------
                                                                         (IN THOUSANDS)
Current assets ...............     $      531,085     $           --      $    2,471,449      $           --      $    3,002,534
Investment in subsidiaries ...          4,691,456                 --                  --          (4,691,456)                 --
Plant and equipment, net .....            246,015                 --           1,308,178                  --           1,554,193
Other assets .................            193,181                 --             772,304                  --             965,485
                                   --------------     --------------      --------------      --------------      --------------
Total assets .................     $    5,661,737     $           --      $    4,551,931      $   (4,691,456)     $    5,522,212
                                   ==============     ==============      ==============      ==============      ==============
Current liabilities ..........     $      810,172     $           --      $    1,319,230      $           --      $    2,129,402
Intercompany payables
  (receivables) ..............          1,654,591                 --          (1,654,591)                 --                  --
Long-term debt ...............          1,031,052                 --              50,253                  --           1,081,305
Other liabilities ............             32,262                 --             145,583                  --             177,845
Shareholders' equity .........          2,133,660                 --           4,691,456          (4,691,456)          2,133,660
                                   --------------     --------------      --------------      --------------      --------------
Total liabilities and
  shareholders' equity .......     $    5,661,737     $           --      $    4,551,931      $   (4,691,456)     $    5,522,212
                                   ==============     ==============      ==============      ==============      ==============

                                                         CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                        FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 28, 2002
                                   ---------------------------------------------------------------------------------------------
                                                          SYSCO        OTHER NON-GUARANTOR                         CONSOLIDATED
                                       SYSCO          INTERNATIONAL        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                   --------------     --------------   -------------------    --------------      --------------
                                                                         (IN THOUSANDS)
Sales ........................     $      847,894     $           --      $    5,576,528      $           --      $    6,424,422
Cost of sales ................            655,633                 --           4,499,071                  --           5,154,704
Operating expenses ...........            166,263                316             794,056                  --             960,635
Interest expense (income) ....             75,619              2,536             (61,327)                 --              16,828
Other, net ...................                (37)                 1              (3,376)                 --              (3,412)
                                   --------------     --------------      --------------      --------------      --------------
Total costs and expenses .....            897,478              2,853           5,228,424                  --           6,128,755
                                   --------------     --------------      --------------      --------------      --------------
Earnings before income
  taxes ......................            (49,584)            (2,853)            348,104                  --             295,667
Income tax (benefit)
  provision ..................            (18,966)            (1,091)            133,150                  --             113,093
Equity in earnings of
  subsidiaries ...............            213,192                 --                  --            (213,192)                 --
                                   --------------     --------------      --------------      --------------      --------------
Net earnings .................     $      182,574     $       (1,762)     $      214,954      $     (213,192)     $      182,574
                                   ==============     ==============      ==============      ==============      ==============

                                                          CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                         FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 29, 2001
                                   ---------------------------------------------------------------------------------------------
                                                          SYSCO        OTHER NON-GUARANTOR                         CONSOLIDATED
                                       SYSCO          INTERNATIONAL        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                   --------------     --------------   -------------------    --------------      --------------
                                                                         (IN THOUSANDS)
Sales ........................     $      826,182     $           --      $    5,002,496      $           --      $    5,828,678
Cost of sales ................            643,054                 --           4,040,563                  --           4,683,617
Operating expenses ...........            142,210                 --             722,246                  --             864,456
Interest expense (income) ....             63,493                 --             (47,629)                 --              15,864
Other, net ...................                 51                 --                (820)                 --                (769)
                                   --------------     --------------      --------------      --------------      --------------
Total costs and expenses .....            848,808                 --           4,714,360                  --           5,563,168
                                   --------------     --------------      --------------      --------------      --------------
Earnings before income
  taxes ......................            (22,626)                --             288,136                  --             265,510
Income tax (benefit)
  provision ..................             (8,654)                --             110,212                  --             101,558
Equity in earnings of
  subsidiaries ...............            177,924                 --                  --            (177,924)                 --
                                   --------------     --------------      --------------      --------------      --------------
Net earnings .................     $      163,952     $           --      $      177,924      $     (177,924)     $      163,952
                                   ==============     ==============      ==============      ==============      ==============

                                                               CONDENSED CONSOLIDATING CASH FLOWS
                                                         FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 28, 2002
                                   ---------------------------------------------------------------------------------------------
                                                          SYSCO        OTHER NON-GUARANTOR                         CONSOLIDATED
                                       SYSCO          INTERNATIONAL        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                   --------------     --------------   -------------------    --------------      --------------
                                                                         (IN THOUSANDS)
Net cash provided by (used for):
Operating activities .........     $      (23,346)    $        1,287      $      149,296      $           --      $      127,237
Investing activities .........            (36,026)                --             (72,265)                 --            (108,291)
Financing activities .........            (36,833)           (13,628)             (3,735)                 --             (54,196)
Intercompany activity ........             62,369              2,335             (64,703)                 --                  --
                                   --------------     --------------      --------------      --------------      --------------
Net (decrease) increase
  in cash ....................            (33,836)           (10,006)              8,593                  --             (35,250)
Cash at the beginning of the
  period .....................             92,447             10,006              95,985                  --             198,439
                                   --------------     --------------      --------------      --------------      --------------
Cash at the end of the
  period .....................     $       58,611     $           --      $      104,578      $           --      $      163,189
                                   ==============     ==============      ==============      ==============      ==============

                                                                CONDENSED CONSOLIDATING CASH FLOWS
                                                         FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 29, 2001
                                   ---------------------------------------------------------------------------------------------
                                                          SYSCO        OTHER NON-GUARANTOR                         CONSOLIDATED
                                       SYSCO          INTERNATIONAL        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                   --------------     --------------   -------------------    --------------      --------------
                                                                         (IN THOUSANDS)
Net cash provided by (used for):
Operating activities .........     $      (23,138)    $           --      $       63,832      $           --      $       40,694
Investing activities .........            (16,716)                --             (81,101)                 --             (97,817)
Financing activities .........             43,386                 --               1,580                  --              44,966
Intercompany activity ........                613                 --                (613)                 --                  --
                                   --------------     --------------      --------------      --------------      --------------
Net increase (decrease)
  in cash ....................              4,145                 --             (16,302)                 --             (12,157)
Cash at the beginning of the
  period .....................             39,832                 --              95,911                  --             135,743
                                   --------------     --------------      --------------      --------------      --------------
Cash at the end of the
  period .....................     $       43,977     $           --      $       79,609      $           --      $      123,586
                                   ==============     ==============      ==============      ==============      ==============

9.       BUSINESS SEGMENT INFORMATION

         The accounting policies for the segments are the same as those disclosed in the Company's Fiscal 2002 Annual Report on Form 10-K. The Company has aggregated its operating companies into five segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the Company's three other segments, including the Company's specialty produce, meat and lodging industry products segments. The Company's Canadian operations are not significant for geographical disclosure purposes. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that eliminate upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company.

                                                    13-Week Period Ended
                                             ----------------------------------
                                             Sept. 28, 2002      Sept. 29, 2001
                                             --------------      --------------
Sales (in thousands):
    Broadline                                $    5,321,257      $    4,802,933
    SYGMA                                           709,584             650,298
    Other                                           451,350             417,398
    Intersegment sales                              (57,769)            (41,951)
                                             --------------      --------------
    Total                                    $    6,424,422      $    5,828,678
                                             ==============      ==============

                                                    13-Week Period Ended
                                             ----------------------------------
                                             Sept. 28, 2002      Sept. 29, 2001
                                             --------------      --------------
Earnings before income taxes (in thousands):
    Broadline                                $      300,223      $      274,339
    SYGMA                                             5,238               4,482
    Other                                            11,982              10,655
                                             --------------      --------------
    Total segments                                  317,443             289,476
    Unallocated corporate expenses                  (21,776)            (23,966)
                                             --------------      --------------
    Total                                    $      295,667      $      265,510
                                             ==============      ==============

                                         Sept. 28, 2002     June 29, 2002      Sept. 29, 2001
                                         --------------     --------------     --------------
Assets (in thousands):
    Broadline                            $    4,149,164     $    3,983,216     $    3,676,143
    SYGMA                                       165,527            176,093            173,136
    Other                                       459,835            424,982            428,174
                                         --------------     --------------     --------------
    Total segments                            4,774,526          4,584,291          4,277,453
    Corporate                                 1,470,931          1,405,462          1,244,759
                                         --------------     --------------     --------------
    Total                                $    6,245,457     $    5,989,753     $    5,522,212
                                         ==============     ==============     ==============

10.      CONTINGENCIES

         SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the Company when ultimately concluded.

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

         The Company generated $127,237,000 in net cash from operations for the first thirteen weeks of fiscal 2003, compared with $40,694,000 for the comparable period in fiscal 2002. The increase in deferred tax balances was due to the deferral of federal and state income tax payments resulting from the Company's reorganization of its supply chain and amounted to approximately $107,000,000 for the first quarter of fiscal 2003. There was no such impact in the first quarter of fiscal 2002.

         A federal tax payment of $75,000,000 normally due in the fourth quarter of fiscal 2001 was deferred until the first quarter of fiscal 2002 as allowed by the Internal Revenue Service due to the Texas tropical storm Allison disaster.

         In addition, cash flow from operations for the first quarter of fiscal 2003 was negatively impacted by increases in accounts receivables balances of $115,847,000 and inventories balances of $109,016,000 offset by inceases in accounts payable balances of $70,946,000. These increases were mainly due to two factors. The first is the increased sales in the first quarter of fiscal 2003 as compared to the fourth quarter fiscal 2002 which required investments in inventories and caused accounts receivables and accounts payable balances to increase. Secondly, the increased sales included increased sales to schools and universities and to the operators who service them, all of which generally have payment terms longer than the SYSCO average. A similar impact occurred in the first quarter of fiscal 2002 but to a lesser extent due to the impact of September 11, 2001. Although overall accounts receivables and inventories balances increased from the June 29, 2002 period end, accounts receivables and inventories days sales outstanding decreased at the end of the first quarter of fiscal 2003 when compared to the first quarter of fiscal 2002.

         Cash used for investing activities was $108,291,000 for the first quarter of fiscal 2003, compared with $97,817,000 used in the comparable period in fiscal 2002. Expenditures for facilities, fleet and other equipment were $88,025,000 for the first quarter 2003, compared with $88,301,000 for the comparable period in fiscal 2002. Total expenditures in fiscal 2003 are expected to be in the range of $450,000,000 to $500,000,000 due to the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; and the Company's supply chain initiatives.

         Cash used for financing activities was $54,196,000 for the first quarter of fiscal 2003, compared with $44,966,000 provided by the comparable period in fiscal 2002. Treasury stock purchases in the first quarter of fiscal 2003 totaled 3,779,000 shares at a cost of $109,899,000 as compared to 5,793,000 shares at a cost of $140,979,000 for the comparable period in fiscal 2002. The remaining number of shares available for repurchase as of September 28, 2002 as authorized by the Board was 21,784,400.

         Dividends paid in the first quarter of fiscal 2003 were $59,240,000, or $.09 per share, as compared to $46,986,000, or $.07 per share, in the comparable quarter of fiscal 2002. In September 2002, SYSCO declared its regular quarterly dividend for the second quarter of fiscal 2003 at $.09 per share payable in October 2002. In November, SYSCO declared its regular quarterly dividend for the third quarter of fiscal 2003, increasing it to $.11 per share, payable in January 2003.

         In October 2002, SYSCO acquired Abbott Foods, Inc., an independently owned broadline foodservice distributor located in Columbus, Ohio, and the net assets of Pronamics, the quick-service distribution division of prizm brandz located in Canada. SYSCO has paid approximately $123,000,000 for these acquisitions through October 2002.

         As of September 28, 2002, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding at September 28, 2002.

         As of September 28, 2002, SYSCO's borrowings under its commercial paper programs were $141,852,000. Such borrowings were $303,407,000 as of November 1, 2002. During the thirteen week period ended September 28, 2002, commercial paper and short-term bank borrowings ranged from approximately $55,813,000 to $176,079,000.

         Long-term debt to capitalization ratio was 36.6% at September 28, 2002, within the 35% to 40% target ratio.

         Cash generated from operations is first allocated to working capital requirements. Any remaining cash generated from operations, as supplemented by commercial paper and other bank borrowings, may, in the discretion of management, be applied towards investments in facilities, fleet and other equipment; cash dividends; acquisitions fitting within the Company's overall growth strategy; and the share repurchase program. Management believes that the Company's cash flows from operations, as well as the availability of additional capital under its existing commercial paper programs, debt shelf registration and its ability to access capital from financial markets in the future, will be sufficient to meet its cash requirements while maintaining proper liquidity for normal operating purposes.

         Results of Operations

         Sales increased 10.2% during the first quarter of fiscal 2003 over the comparable period of the prior year. Cost of sales increased 10.1% during the first quarter of fiscal 2003 over the comparable period of the prior year leading to improved gross margins. After adjusting for food cost decreases and acquisitions, real sales growth was approximately 7.0% for the first quarter of fiscal 2003. Acquisitions represented 5.4% of sales increases and food cost deflation was 2.2%. This compared to real sales growth of 1.7% for the first quarter of fiscal 2002, after adjusting the 8.7% in overall sales growth by 3.4% for acquisitions and 3.6% for food cost inflation. In addition, management estimates that approximately 1% of the sales growth in the first quarter of fiscal 2003 was attributable to the comparison against the slowdown in sales in the comparable period of prior year caused by the events of September 11, 2001.

         Operating expenses were 15.0% of sales for the first quarter of fiscal 2003, an increase over the 14.8% for the comparable period of the prior year. Operating expenses were negatively impacted by a $15.5 million expense incurred to adjust the carrying value of life insurance assets to their cash surrender value. The Company maintains life insurance policies on the lives of participants in the Company's Supplemental Executive Retirement Plan and the Executive Deferred Compensation Plan in order to meet its obligations under these plans. Stock market declines reduced the cash surrender value of these policies.

         In addition, management expects that its net pension cost related to its defined benefit obligations for the fiscal 2003 year will be approximately $20,000,000 higher than fiscal year 2002, or approximately $5,000,000 higher per quarter.

         Interest expense increased 6.1% during the first quarter of fiscal 2003 over the comparable period of the prior year, primarily due to increased borrowing levels.

         Other, net income increased from $769,000 in the first quarter of fiscal 2002 to $3,412,000 in the first quarter of fiscal 2003. The increase was primarily due to a gain on the sale of a facility.

         Income taxes for the periods presented reflect an effective rate of 38.25%.

         Pretax earnings and net earnings for the first quarter of fiscal 2003 increased 11.4% over the comparable period in the prior year. The increases were due to the factors discussed above as well as the Company's success in its continued efforts to increase sales to the Company's marketing associate-served customers and increasing sales of SYSCO Brand products, both of which generate higher margins.

         Basic earnings per share increased for the first quarter of fiscal 2003 12.0% over the comparable period of the prior year. Diluted earnings per share for the first quarter of fiscal 2003 increased 16.7% over the comparable period of the prior year. The increases were the result of factors discussed above as well as a reduction of shares outstanding due to share repurchases.

         Broadline Segment

         Broadline segment sales increased 10.8% in the first quarter of fiscal 2003 as compared to the comparable period of the prior year. This increase was due primarily to the acquisition of SERCA as well as increased sales to marketing associate-served customers including increased sales of SYSCO Brand products and increased sales to multi-unit customers. These increases were reflected in increased sales to the Company's existing customer base and to new customers. Excluding SERCA, marketing associate-served sales as a percentage of broadline sales increased to 57.2% from 56.2% in the comparable prior period and SYSCO Brand sales increased to 48.9% of overall broadline sales from 48.1% in the comparable period in the prior year. Broadline segment sales as a percentage of total SYSCO sales increased from 82% for the first quarter of fiscal 2002 to 83% for the for the first quarter of fiscal 2003. This increase was due primarily to the acquisition of SERCA.

         Pretax earnings for the Broadline segment increased by 9.4% for the first quarter of fiscal 2003 over the comparable period in prior year. The increase in pretax earnings was primarily due to increases in sales to marketing associate served customers and in sales of SYSCO Brand products, both of which generate higher margins, and the acquisition of SERCA.

         SYGMA Segment

         SYGMA segment sales increased 9.1% in the first quarter of fiscal 2003, as compared to sales for the comparable period in the prior year. The increase was due primarily to sales growth in SYGMA's existing customer base. SYGMA sales as a percentage of total SYSCO sales were 11.0% for the first quarter of fiscal 2003 and 11.2% for the comparable period in the prior year.

         Pretax earnings for the SYGMA segment increased by 16.9% for the first quarter of fiscal 2003 over the comparable period in the prior year. The increase was primarily a result of increased sales and operating efficiencies.

         Other Segment

         Other segment sales increased 8.1% in the first quarter of fiscal 2003 as compared to sales for the comparable period in the prior year. The increase was due to increased sales to the existing customer base, sales to new customers and increased sales to SYSCO broadline companies.

         Pretax earnings for the Other segment increased by 12.5% for the first quarter of fiscal 2003 over the comparable period in the prior year. The increase was primarily a result of increased sales and operating efficiencies.

         Critical Accounting Policies

         A discussion of critical accounting policies is included in the Company's Fiscal 2002 Annual Report on Form 10-K.

         New Accounting Standards

         SYSCO adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" effective with the beginning of fiscal year 2003. As a result, the amortization of goodwill was discontinued. SYSCO has six months from the date it adopts SFAS No. 142 to test for impairment. Management has completed its preliminary assessment of the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements and believes that goodwill is not impaired. Goodwill amortization, net of tax, for the first quarter of fiscal 2002 was $3,574,000, or $.01 earnings per share on a basic and diluted basis.

         SYSCO adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective with the beginning of fiscal year 2003. The adoption of SFAS No. 144 has not had a material effect on the Company's financial statements.

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

         SYSCO manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. At September 28, 2002, the Company had outstanding one interest rate swap agreement whereby SYSCO exchanged the fixed interest payments on the $200,000,000 principal amount of 4.75% notes for floating interest rates. At September 28, 2002 the Company had outstanding $141,852,000 of commercial paper at variable rates of interest with maturities through February 3, 2003. The Company's remaining debt obligations of $1,187,576,000 were primarily at fixed rates of interest except for $200,000,000 in fixed rate debt swapped to a floating rate of interest as discussed above.

Item 4. Evaluation of Disclosure Controls and Procedures

         Within the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the evaluation date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

         Forward-Looking Statements

         Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program, market risks, the impact of ongoing legal proceedings, anticipated capital expenditures, the ability to increase market share, sales growth, and SYSCO's ability to meet cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment; SYSCO's leverage and debt risks; the ultimate outcome of litigation; and internal factors such as the ability to control expenses. In addition, share repurchases could be affected by market prices for the Company's securities as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors such as interest rates. For a discussion of additional factors that could cause actual results to differ from those contained in the forward-looking statements, see the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the Company when ultimately concluded.

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

         None

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits.

            3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

            3(b) Bylaws, as amended and restated February 8, 2002, incorporated by reference to 3(b) Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

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

            4(a) Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

            4(b) First Supplemental Indenture, dated June 27, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to
                    Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

            4(c) Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

            4(d) Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to
                    Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

            4(e) Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to
                    Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

            4(f) Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

            4(g) Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

            4(h) Indenture dated May 23, 2002 between SYSCO International, Co., SYSCO Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

            *4(i) Credit Agreement dated September 13, 2002 by and among SYSCO Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto.

           *15(a) Report from Ernst & Young LLP dated November 11, 2002, re: unaudited financial statements.

           *15(b)   Acknowledgement letter from Ernst & Young LLP.

           *99(a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           *99(b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

  * Filed herewith.

(b)   Reports on Form 8-K:

      On July 31, 2002, the Company filed a current report on Form 8-K announcing the results of its fiscal year ended June 29, 2002.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYSCO CORPORATION
                                          (Registrant)



                                          By /s/ CHARLES H. COTROS
                                            ------------------------------------
                                            Charles H. Cotros
                                            Chairman and Chief Executive Officer

Date: November 11, 2002




                                          By /s/ JOHN K. STUBBLEFIELD, JR.
                                            ------------------------------------
                                            John K. Stubblefield, Jr.
                                            Executive Vice President,
                                            Finance & Administration

Date: November 11, 2002

                                  CERTIFICATION


I, Charles H. Cotros, Chairman and Chief Executive Officer of Sysco Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sysco Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    ---------------------
                                    /s/ CHARLES H. COTROS
                                    ---------------------
                                    Charles H. Cotros
                                    Chairman and Chief Executive Officer


Date: November 11, 2002
-----------------------

                                  CERTIFICATION


I, John K. Stubblefield, Jr., Executive Vice President, Finance and Administration of Sysco Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sysco Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             -----------------------------
                                             /s/ JOHN K. STUBBLEFIELD, JR.
                                             -----------------------------
                                             John K. Stubblefield, Jr.
                                             Executive Vice President,
                                             Finance and Administration


Date: November 11, 2002
-----------------------

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

  4(a)       Senior Debt Indenture, dated as of June 15, 1995, between Sysco
             Corporation and First Union National Bank of North Carolina,
             Trustee, incorporated by reference to Exhibit 4(a) to Registration
             Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

  4(b)       First Supplemental Indenture, dated June 27, 1995, between Sysco
             Corporation and First Union National Bank of North Carolina,
             Trustee, as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

  4(c)       Second Supplemental Indenture, dated as of May 1, 1996, between
             Sysco Corporation and First Union National Bank of North Carolina,
             Trustee, as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

  4(d)       Third Supplemental Indenture, dated as of April 25, 1997, between
             Sysco Corporation and First Union National Bank of North Carolina,
             Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

  4(e)       Fourth Supplemental Indenture, dated as of April 25, 1997, between
             Sysco Corporation and First Union National Bank of North Carolina,
             Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

  4(f)       Fifth Supplemental Indenture, dated as of July 27, 1998, between
             Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

  4(g)       Sixth Supplemental Indenture, including form of Note, dated April
             5, 2002 between SYSCO Corporation, as Issuer, and Wachovia Bank,
             National Association (formerly First Union National Bank of North
             Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

  4(h)       Indenture dated May 23, 2002 between SYSCO International, Co.,
             SYSCO Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

  *4(i)      Credit Agreement dated September 13, 2002 by and among SYSCO
             Corporation, JPMorgan Chase Bank, individually and as
             Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto.

  *15(a)     Report from Ernst & Young LLP dated November 11, 2002, re:
             unaudited financial statements.

  *15(b)     Acknowledgement letter from Ernst & Young LLP.

  *99(a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *99(b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------

  * Filed herewith.