Form 10-Q
period 2002-12-28
SYSCO CORP
filed 2003-02-10
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 2002

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

Yes    X     No
     -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes    X     No
     -----      -----

653,692,432 shares of common stock were outstanding as of January 24, 2003.

                                TABLE OF CONTENTS


                                                                                                        PAGE NO.

                          PART I. FINANCIAL INFORMATION

         Item 1.      Financial Statements                                                                 1
         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                               13
         Item 3.      Quantitative and Qualitative Disclosures about Market Risk                          19
         Item 4.      Controls and Procedures                                                             19

                           PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                                   21
         Item 2.      Changes in Securities and Use of Proceeds                                           21
         Item 3.      Defaults Upon Senior Securities                                                     21
         Item 4.      Submission of Matters to a Vote of Security Holders                                 21
         Item 5.      Other Information                                                                   22
         Item 6.      Exhibits and Reports on Form 8-K                                                    22


         Signatures                                                                                       24
         Certifications                                                                                   25

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                                     Dec. 28, 2002    June 29, 2002    Dec. 29, 2001
                                                                     -------------    -------------    -------------
                                                                      (unaudited)                       (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                          $     128,574    $     198,439    $     115,843
  Accounts and notes receivable, less
    allowances of $54,748, $30,338 and $49,234                           1,878,315        1,760,827        1,612,464
  Inventories                                                            1,270,604        1,117,869        1,076,884
  Deferred taxes                                                                --           34,188           95,654
  Prepaid expenses                                                          63,286           41,966           54,650
                                                                     -------------    -------------    -------------
    Total current assets                                                 3,340,779        3,153,289        2,955,495

Plant and equipment at cost, less depreciation                           1,804,691        1,697,782        1,620,462

Goodwill and intangibles, less amortization                              1,055,271          922,222          779,971
Restricted cash                                                             84,056           32,000               --
Other assets                                                               199,190          184,460          186,951
                                                                     -------------    -------------    -------------
    Total other assets                                                   1,338,517        1,138,682          966,922
                                                                     -------------    -------------    -------------
Total assets                                                         $   6,483,987    $   5,989,753    $   5,542,879
                                                                     =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                                                      $      64,612    $      66,360    $      27,653
  Accounts payable                                                       1,408,475        1,349,330        1,237,374
  Accrued expenses                                                         747,303          768,317          571,474
  Accrued income taxes                                                      25,462           41,596           94,199
  Deferred taxes                                                           158,719               --               --
  Current maturities of long-term debt                                      22,341           13,754           12,564
                                                                     -------------    -------------    -------------
    Total current liabilities                                            2,426,912        2,239,357        1,943,264

Long-term debt                                                           1,394,647        1,176,307        1,078,573
Deferred taxes                                                             461,312          441,570          335,867

Contingencies

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                                    --               --               --
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
      765,174,900 shares                                                   765,175          765,175          765,175
  Paid-in capital                                                          240,170          217,891          214,202
  Retained earnings                                                      3,105,487        2,869,417        2,644,005
  Other comprehensive loss                                                 (65,435)         (65,435)          (5,624)
                                                                     -------------    -------------    -------------
                                                                         4,045,397        3,787,048        3,617,758
  Less cost of treasury stock, 115,951,100,
      111,634,603 and 105,077,021 shares                                 1,844,281        1,654,529        1,432,583
                                                                     -------------    -------------    -------------
  Total shareholders' equity                                             2,201,116        2,132,519        2,185,175
                                                                     -------------    -------------    -------------
Total liabilities and shareholders' equity                           $   6,483,987    $   5,989,753    $   5,542,879
                                                                     =============    =============    =============


Note: The June 29, 2002 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)


                                                          26-Week Period Ended                13-Week Period Ended
                                                     --------------------------------    --------------------------------
                                                     Dec. 28, 2002     Dec. 29, 2001     Dec. 28, 2002     Dec 29, 2001
                                                     --------------    --------------    --------------    --------------
Sales                                                $   12,773,219    $   11,419,644    $    6,348,797    $    5,590,966

Costs and expenses
  Cost of sales                                          10,252,420         9,165,272         5,097,716         4,481,655
  Operating expenses                                      1,897,925         1,700,811           937,290           836,355
  Interest expense                                           34,331            32,377            17,503            16,513
  Other, net                                                 (6,018)           (1,059)           (2,606)             (290)
                                                     --------------    --------------    --------------    --------------
Total costs and expenses                                 12,178,658        10,897,401         6,049,903         5,334,233
                                                     --------------    --------------    --------------    --------------

Earnings before income taxes                                594,561           522,243           298,894           256,733
Income taxes                                                227,420           199,758           114,327            98,200
                                                     --------------    --------------    --------------    --------------
Net earnings                                         $      367,141    $      322,485    $      184,567    $      158,533
                                                     ==============    ==============    ==============    ==============

Net earnings:
   Basic earnings per share                          $         0.56    $         0.49    $         0.28    $         0.24
                                                     ==============    ==============    ==============    ==============
   Diluted earnings per share                        $         0.55    $         0.48    $         0.28    $         0.24
                                                     ==============    ==============    ==============    ==============

Average shares outstanding                              653,240,266       664,361,281       652,030,164       661,959,339
                                                     ==============    ==============    ==============    ==============
Diluted shares outstanding                              664,304,371       675,082,031       664,083,274       671,799,409
                                                     ==============    ==============    ==============    ==============

Dividends declared per common share                  $         0.20    $         0.16    $         0.11    $         0.09
                                                     ==============    ==============    ==============    ==============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                                       26 - Week Period Ended
                                                                                   --------------------------------
                                                                                   Dec. 28, 2002     Dec. 29, 2001
                                                                                   --------------    --------------
Operating activities:
  Net earnings                                                                     $      367,141    $      322,485
  Add non-cash items:
    Depreciation and amortization                                                         133,437           135,239
    Deferred tax provision                                                                213,488            59,274
    Provision for losses on accounts receivable                                            15,908            16,717
  Additional investment in certain assets and liabilities, net of effect of businesses acquired:
      (Increase) decrease in receivables                                                  (98,222)           25,031
      (Increase) in inventories                                                          (130,767)          (31,241)
      (Increase) in prepaid expenses                                                      (21,251)          (14,163)
      Increase (decrease) in accounts payable                                              38,411           (36,188)
      (Decrease) in accrued expenses                                                      (42,346)          (83,462)
      (Decrease) in accrued income taxes                                                  (12,091)          (29,133)
      (Increase) in other assets                                                           (7,171)           (2,956)
                                                                                   --------------    --------------
  Net cash provided by operating activities                                               456,537           361,603
                                                                                   --------------    --------------

Investing activities:
  Additions to plant and equipment                                                       (217,799)         (215,181)
  Proceeds from sales of plant and equipment                                                7,976             4,246
  Acquisition of businesses, net of cash acquired                                        (168,244)          (12,197)
  Increase in restricted cash                                                             (52,056)               --
                                                                                   --------------    --------------
  Net cash used for investing activities                                                 (430,123)         (223,132)
                                                                                   --------------    --------------

Financing activities:
  Bank and commercial paper borrowings                                                    208,102           117,264
  Other debt repayments                                                                    (5,255)          (13,802)
  Common stock reissued from treasury                                                      62,650            50,463
  Treasury stock purchases                                                               (243,381)         (218,656)
  Dividends paid                                                                         (118,395)          (93,640)
                                                                                   --------------    --------------
  Net cash used for financing activities                                                  (96,279)         (158,371)
                                                                                   --------------    --------------
Net decrease in cash                                                                      (69,865)          (19,900)
Cash at beginning of period                                                               198,439           135,743
                                                                                   --------------    --------------
Cash at end of period                                                              $      128,574    $      115,843
                                                                                   ==============    ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                       $       34,492    $       32,621
    Income taxes                                                                           29,120           168,504

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

2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                              26-Week Period Ended               13-Week Period Ended
                                                          -------------------------------   -------------------------------
                                                          Dec. 28, 2002    Dec. 29, 2001    Dec. 28, 2002    Dec. 29, 2001
                                                          --------------   --------------   --------------   --------------
Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders                $  367,141,000   $  322,485,000   $  184,567,000   $  158,533,000
                                                          ==============   ==============   ==============   ==============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                                   653,240,266      664,361,281      652,030,164      661,959,339

  Effect of dilutive securities:
   Employee and director stock options                        11,064,105       10,720,750       12,053,110        9,840,070
                                                          --------------   --------------   --------------   --------------
  Denominator for diluted earnings per share --
   adjusted for weighted-average shares                      664,304,371      675,082,031      664,083,274      671,799,409
                                                          ==============   ==============   ==============   ==============

Basic earnings per share                                  $         0.56   $         0.49   $         0.28   $         0.24
                                                          ==============   ==============   ==============   ==============

Diluted earnings per share                                $         0.55   $         0.48   $         0.28   $         0.24
                                                          ==============   ==============   ==============   ==============

3.       RESTRICTED CASH

         SYSCO is required by its insurers to collateralize the self-insured portion of its workers' compensation and liability claims. Previously the collateral requirements were met by issuing letters of credit. These letters of credit were replaced with funds deposited in an insurance trust. In addition, in certain acquisitions, SYSCO has placed funds into escrow to be dispersed to the sellers in the event that certain operating results are attained or certain contingencies are resolved. The increase in restricted cash from June 29, 2002 to December 28, 2002 was due to the timing of depositing funds to replace letters of credit as they expired and to the depositing of funds into escrow relating to recent acquisitions.

4.       DEBT

         As of December 28, 2002, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding at December 28, 2002.

         As of December 28, 2002, SYSCO's outstanding borrowings under its commercial paper programs were $274,429,000. During the twenty-six week period ended December 28, 2002, commercial paper and short-term bank borrowings ranged from approximately $55,813,000 to $495,703,000.

         In December 2002, SYSCO International completed a registered exchange offer for its $200,000,000 aggregate principal amount of 6.10% notes due June 1, 2012. In the exchange offer, all of the outstanding $200,000,000 aggregate principal amount of 6.10% notes due June 1, 2012 which had been issued in a private offering in June 2002 were exchanged for new notes which were identical in all respects to the outstanding notes except that the new notes were registered under the Securities Act of 1933. The new notes are fully and unconditionally guaranteed by Sysco Corporation.


5.       ACQUISITIONS

         In October 2002, SYSCO acquired Abbott Foods, Inc., an independently owned broadline foodservice distributor located in Columbus, Ohio.

         In October 2002, SYSCO acquired the net assets of Pronamics, the quick-service distribution division of priszm brandz (priszm). Priszm is the owner and operator of more than 750 quick-service restaurants in Canada. As part of the transaction, priszm and SYSCO entered into a distribution contract in which SYSCO will become priszm's national Canadian distributor of all food products, paper and other merchandise. Pronamics will be operated as a SYGMA distribution center.

         In November 2002, SYSCO acquired Asian Foods, Inc., a specialty distributor of products and services to the Asian foodservice market located in St. Paul, Minnesota and Kansas City, Missouri.

         In December 2002, SYSCO acquired certain assets of the Denver operations of Marriott Distribution Services, Inc., a wholly owned subsidiary of Marriott International, Inc. The acquired customer base will be serviced by SYSCO's SYGMA subsidiary.

         Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained. Aggregate contingent consideration amounts outstanding as of December 28, 2002 included approximately 3,981,000 shares and $27,057,000 in cash, which, if distributed, could result in the Company recording up to $104,286,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

5.       DERIVATIVE FINANCIAL INSTRUMENTS

         SYSCO has outstanding one interest rate swap agreement with a notional amount of $200,000,000 related to the $200,000,000 aggregate principal amount of 4.75% notes due July 30, 2005. Under the interest rate swap agreement, SYSCO receives a fixed rate equal to 4.75% per annum and pays a variable interest rate equal to six-month LIBOR in arrears less
         84.5 basis points. The recorded value of the swap agreement and the related debt are carried at fair value. As a result, an asset of $14,771,000 is reflected in Other Assets on the Consolidated Balance Sheet as of December 28, 2002 and the carrying amount of the related debt has been increased by the same amount.

6.       INCOME TAXES

         The increase in net deferred tax liability balances from June 29, 2002 to December 28, 2002 was primarily due to the deferral of federal and state income tax payments resulting from the Company's reorganization of its supply chain. The increase in deferred tax liability balances related to this item was approximately $217,000,000 for the twenty-six week period ended December 28, 2002. A portion of the deferral related to this item was classified as a current deferred tax liability as of December 28, 2002 due to the timing of when the related income tax payments will become payable. This resulted in a net current deferred tax liability of $158,719,000 as of December 28, 2002 as compared to a net current deferred tax asset of $34,188,000 as of June 29, 2002.

7.       NEW ACCOUNTING STANDARDS

         SYSCO adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" effective with the beginning of fiscal year 2003. As a result, the amortization of goodwill was discontinued. Management completed its assessment of the impact that the adoption of SFAS No. 142 had on the Company's consolidated financial statements and determined that there was no impairment to the carrying value of goodwill.

         The following table provides comparative net earnings and earnings per share had the non-amortization provision been in effect for all periods presented:

                                                        26-Week Period Ended                    13-Week Period Ended
                                                -------------------------------------   -------------------------------------
                                                  Dec. 28, 2002       Dec. 29, 2001       Dec. 28, 2002       Dec. 29, 2001
                                                -----------------   -----------------   -----------------   -----------------
Reported net earnings                           $     367,141,000   $     322,485,000   $     184,567,000   $     158,533,000
Goodwill amortization, net of taxes                            --          10,213,000                  --           5,377,000
                                                -----------------   -----------------   -----------------   -----------------
Adjusted net earnings                           $     367,141,000   $     332,698,000   $     184,567,000   $     163,910,000
                                                =================   =================   =================   =================

Basic earnings per share:
   Reported earnings per share                  $            0.56   $            0.49   $            0.28   $            0.24
   Goodwill amortization, net of taxes                         --                0.01                  --                0.01
                                                -----------------   -----------------   -----------------   -----------------
          Adjusted earnings per share           $            0.56   $            0.50   $            0.28   $            0.25
                                                =================   =================   =================   =================

Diluted earnings per share:
   Reported earnings per share                  $            0.55   $            0.48   $            0.28   $            0.24
   Goodwill amortization, net of taxes                         --                0.01                  --                  --
                                                -----------------   -----------------   -----------------   -----------------
          Adjusted earnings per share           $            0.55   $            0.49   $            0.28   $            0.24
                                                =================   =================   =================   =================


         SYSCO adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective with the beginning of fiscal year 2003. The adoption of SFAS No. 144 has not had a material effect on the Company's consolidated financial statements.

         SYSCO adopted the provisions of the Emerging Issues Task Force (EITF) Issue 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" effective October 2002. EITF No. 02-17 addresses the intangible asset recognition criteria of SFAS No. 141 "Business Combinations" and provides that an intangible asset related to customer intangibles may exist even though the relationship is not evidenced by a contract. This adoption of this consensus did not have a material impact on SYSCO's consolidated financial statements.

         In November 2002, the EITF reached a consensus on Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." EITF No. 02-16 provides guidance as to the recognition and classification of monies received from vendors. The consensus will be effective for SYSCO's financial statements for fiscal year 2004. Management believes that the classification provisions of the consensus will have no material effect on SYSCO's consolidated financial statements and is evaluating the impact (if any) of the recognition provisions on SYSCO's consolidated financial statements.

         In November 2002, the EITF reached a consensus on Issue No. 00-21 "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The consensus will be effective for agreements entered into in fiscal year 2004 with early adoption permitted. The adoption of this consensus will not have a material impact on SYSCO's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective SYSCO's third quarter of fiscal 2003. Management does not expect that the adoption of this Interpretation will have a material impact on SYSCO's consolidated financial statements or disclosures.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to SFAS No. 123, "Accounting for Stock-Based Compensation" fair value method of accounting for stock-based employee compensation if a Company elects to adopt these provisions. SFAS No. 148 also specifies required disclosures of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. These disclosure requirements will be effective for SYSCO's financial statements for the third quarter of fiscal 2003.

9.       SUPPLEMENTAL GUARANTOR INFORMATION

         In May 2002, SYSCO International, Co., a wholly owned subsidiary of SYSCO, issued $200,000,000 of 6.10% notes due in 2012. The notes are fully and unconditionally guaranteed by SYSCO.

         The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (SYSCO), the subsidiary issuer (SYSCO International) and all other non-guarantor subsidiaries of SYSCO (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries. The financial information for SYSCO includes corporate activities as well as certain operating companies which are operated as divisions of SYSCO. Beginning with the third quarter of fiscal 2003, these divisions are operated as subsidiaries and their results will be included in the Other Non-Guarantor Subsidiaries column.

                                                        CONDENSED CONSOLIDATING BALANCE SHEET -- DECEMBER 28, 2002
                                        ------------------------------------------------------------------------------------------
                                                               SYSCO       OTHER NON-GUARANTOR                      CONSOLIDATED
                                             SYSCO         INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS          TOTALS
                                        ---------------   ---------------    ---------------    ---------------    ---------------
                                                                              (IN THOUSANDS)
   Current assets ...................   $       490,169   $             4    $     2,850,606    $            --    $     3,340,779
   Investment in
     subsidiaries ...................         5,748,761           207,535            212,044         (6,168,340)                --
   Plant and equipment,  net ........           292,741                --          1,511,950                 --          1,804,691
   Other assets .....................           292,771             1,343          1,044,403                 --          1,338,517
                                        ---------------   ---------------    ---------------    ---------------    ---------------
   Total assets .....................   $     6,824,442   $       208,882    $     5,619,003    $    (6,168,340)   $     6,483,987
                                        ===============   ===============    ===============    ===============    ===============

   Current liabilities ..............   $       828,797   $        74,166    $     1,523,949    $            --    $     2,426,912
   Intercompany payables
     (receivables) ..................         2,538,596           (60,259)        (2,478,337)                --                 --
   Long-term debt ...................         1,155,902           199,399             39,346                 --          1,394,647
   Other liabilities ................           100,031                --            361,281                 --            461,312
   Shareholders' equity .............         2,201,116            (4,424)         6,172,764         (6,168,340)         2,201,116
                                        ---------------   ---------------    ---------------    ---------------    ---------------
   Total liabilities and
     shareholders' equity ...........   $     6,824,442   $       208,882    $     5,619,003    $    (6,168,340)   $     6,483,987
                                        ===============   ===============    ===============    ===============    ===============

                                                        CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 29, 2002
                                       ------------------------------------------------------------------------------------------
                                                              SYSCO       OTHER NON-GUARANTOR                       CONSOLIDATED
                                            SYSCO         INTERNATIONAL      SUBSIDIARIES        ELIMINATIONS          TOTALS
                                       ---------------   ---------------    ---------------    ---------------    ---------------
                                                                             (IN THOUSANDS)
  Current assets ...................   $       526,259   $        10,010    $     2,617,020    $            --    $     3,153,289
  Investment in
    subsidiaries ...................         5,279,299           204,064            194,854         (5,678,217)                --
  Plant and equipment,  net ........           271,971                --          1,425,811                 --          1,697,782
  Other assets .....................           228,320             1,418            908,944                 --          1,138,682
                                       ---------------   ---------------    ---------------    ---------------    ---------------
  Total assets .....................   $     6,305,849   $       215,492    $     5,146,629    $    (5,678,217)   $     5,989,753
                                       ===============   ===============    ===============    ===============    ===============

  Current liabilities ..............   $       790,631   $        64,554    $     1,384,172    $            --    $     2,239,357
  Intercompany payables
    (receivables) ..................         2,353,921           (47,508)        (2,306,413)                --                 --
  Long-term debt ...................           933,028           199,366             43,913                 --          1,176,307
  Other liabilities ................            95,750                --            345,820                 --            441,570
  Shareholders' equity .............         2,132,519              (920)         5,679,137         (5,678,217)         2,132,519
                                       ---------------   ---------------    ---------------    ---------------    ---------------
  Total liabilities and
    shareholders' equity ...........   $     6,305,849   $       215,492    $     5,146,629    $    (5,678,217)   $     5,989,753
                                       ===============   ===============    ===============    ===============    ===============


                                                    CONDENSED CONSOLIDATING BALANCE SHEET --DECEMBER 29, 2001
                                       -----------------------------------------------------------------------------------------
                                                              SYSCO      OTHER NON-GUARANTOR                       CONSOLIDATED
                                            SYSCO         INTERNATIONAL     SUBSIDIARIES       ELIMINATIONS           TOTALS
                                       ---------------   ---------------   ---------------    ---------------    ---------------
                                                                            (IN THOUSANDS)
  Current assets ...................   $       494,950   $            --   $     2,460,545    $            --    $     2,955,495
  Investment in subsidiaries .......         4,872,279                --                --         (4,872,279)                --
  Plant and equipment,  net ........           262,192                --         1,358,270                 --          1,620,462
  Other assets .....................           200,384                --           766,538                 --            966,922
                                       ---------------   ---------------   ---------------    ---------------    ---------------
  Total assets .....................   $     5,829,805   $            --   $     4,585,353    $    (4,872,279)   $     5,542,879
                                       ===============   ===============   ===============    ===============    ===============
  Current liabilities ..............   $       770,278   $            --   $     1,172,986    $            --    $     1,943,264
  Intercompany payables
    (receivables) ..................         1,782,042                --        (1,782,042)                --                 --
  Long-term debt ...................         1,031,383                --            47,190                 --          1,078,573
  Other liabilities ................            60,927                --           274,940                 --            335,867
  Shareholders' equity .............         2,185,175                --         4,872,279         (4,872,279)         2,185,175
                                       ---------------   ---------------   ---------------    ---------------    ---------------
  Total liabilities and
    shareholders' equity ...........   $     5,829,805   $            --   $     4,585,353    $    (4,872,279)   $     5,542,879
                                       ===============   ===============   ===============    ===============    ===============


                                                             CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                             FOR THE 26-WEEK PERIOD ENDED DECEMBER 28, 2002
                                       ------------------------------------------------------------------------------------------
                                                              SYSCO        OTHER NON-GUARANTOR                     CONSOLIDATED
                                            SYSCO          INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS         TOTALS
                                       ---------------    ---------------    ---------------    ---------------   ---------------
                                                                             (IN THOUSANDS)
  Sales ............................   $     1,651,729    $            --    $    11,121,490    $            --   $    12,773,219
  Cost of sales ....................         1,278,537                 --          8,973,883                 --        10,252,420
  Operating expenses ...............           313,327                606          1,583,992                 --         1,897,925
  Interest expense (income) ........           151,764              5,101           (122,534)                --            34,331
  Other, net .......................               127                  0             (6,145)                --            (6,018)
                                       ---------------    ---------------    ---------------    ---------------   ---------------
  Total costs and expenses .........         1,743,755              5,707         10,429,196                 --        12,178,658
                                       ---------------    ---------------    ---------------    ---------------   ---------------
  Earnings before income taxes .....           (92,026)            (5,707)           692,294                 --           594,561
  Income tax (benefit) provision ...           (35,200)            (2,183)           264,803                 --           227,420
  Equity in earnings of
    Subsidiaries ...................           423,967                 --                 --           (423,967)               --
                                       ---------------    ---------------    ---------------    ---------------   ---------------
  Net earnings (loss) ..............   $       367,141    $        (3,524)   $       427,491    $      (423,967)  $       367,141
                                       ===============    ===============    ===============    ===============   ===============


                                                           CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                           FOR THE 26-WEEK PERIOD ENDED DECEMBER 29, 2001
                                      -----------------------------------------------------------------------------------------
                                                              SYSCO      OTHER NON-GUARANTOR                      CONSOLIDATED
                                           SYSCO          INTERNATIONAL     SUBSIDIARIES       ELIMINATIONS          TOTALS
                                      ---------------    ---------------   ---------------    ---------------   ---------------
                                                                           (IN THOUSANDS)
  Sales ...........................   $     1,587,992    $            --   $     9,831,652    $            --   $    11,419,644
  Cost of sales ...................         1,239,063                 --         7,926,209                 --         9,165,272
  Operating expenses ..............           274,836                 --         1,425,975                 --         1,700,811
  Interest expense (income) .......           130,663                 --           (98,286)                --            32,377
  Other, net ......................                (6)                --            (1,053)                --            (1,059)
                                      ---------------    ---------------   ---------------    ---------------   ---------------
  Total costs and expenses ........         1,644,556                 --         9,252,845                 --        10,897,401
                                      ---------------    ---------------   ---------------    ---------------   ---------------
  Earnings before income taxes ....           (56,564)                --           578,807                 --           522,243
  Income tax (benefit) provision ..           (21,636)                --           221,394                 --           199,758
  Equity in earnings of
    subsidiaries ..................           357,413                 --                --           (357,413)               --
                                      ---------------    ---------------   ---------------    ---------------   ---------------
  Net earnings ....................   $       322,485    $            --   $       357,413    $      (357,413)  $       322,485
                                      ===============    ===============   ===============    ===============   ===============

                                                              CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                              FOR THE 13-WEEK PERIOD ENDED DECEMBER 28, 2002
                                        ------------------------------------------------------------------------------------------
                                                               SYSCO        OTHER NON-GUARANTOR                      CONSOLIDATED
                                             SYSCO          INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS          TOTALS
                                        ---------------    ---------------    ---------------    ---------------   ---------------
                                                                               (IN THOUSANDS)
   Sales ............................   $       803,835    $            --    $     5,544,962    $            --   $     6,348,797
   Cost of sales ....................           622,904                 --          4,474,812                 --         5,097,716
   Operating expenses ...............           147,064                290            789,936                 --           937,290
   Interest expense (income) ........            76,145              2,565            (61,207)                --            17,503
   Other, net .......................               164                 (1)            (2,769)                --            (2,606)
                                        ---------------    ---------------    ---------------    ---------------   ---------------
   Total costs and expenses .........           846,277              2,854          5,200,772                 --         6,049,903
                                        ---------------    ---------------    ---------------    ---------------   ---------------
   Earnings before income taxes .....           (42,442)            (2,854)           344,190                 --           298,894
   Income tax (benefit) provision ...           (16,234)            (1,092)           131,653                 --           114,327
   Equity in earnings of
     Subsidiaries ...................           210,775                 --                 --           (210,775)               --
                                        ---------------    ---------------    ---------------    ---------------   ---------------
   Net earnings (loss) ..............   $       184,567    $        (1,762)   $       212,537    $      (210,775)  $       184,567
                                        ===============    ===============    ===============    ===============   ===============


                                                            CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                            FOR THE 13-WEEK PERIOD ENDED DECEMBER 29, 2001
                                        ------------------------------------------------------------------------------------------
                                                                SYSCO      OTHER NON-GUARANTOR                       CONSOLIDATED
                                             SYSCO          INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS          TOTALS
                                        ---------------    ---------------   ---------------    ---------------    ---------------
                                                                              (IN THOUSANDS)
   Sales ............................   $       761,810    $            --   $     4,829,156    $            --    $     5,590,966
   Cost of sales ....................           596,009                 --         3,885,646                 --          4,481,655
   Operating expenses ...............           132,626                 --           703,729                 --            836,355
   Interest expense (income) ........            67,170                 --           (50,657)                --             16,513
   Other, net .......................               (57)                --              (233)                --               (290)
                                        ---------------    ---------------   ---------------    ---------------    ---------------
   Total costs and expenses .........           795,748                 --         4,538,485                 --          5,334,233
                                        ---------------    ---------------   ---------------    ---------------    ---------------
   Earnings before income taxes .....           (33,938)                --           290,671                 --            256,733
   Income tax (benefit) provision ...           (12,982)                --           111,182                 --             98,200
   Equity in earnings of
     Subsidiaries ...................           179,489                 --                --           (179,489)                --
                                        ---------------    ---------------   ---------------    ---------------    ---------------
   Net earnings .....................   $       158,533    $            --   $       179,489    $      (179,489)   $       158,533
                                        ===============    ===============   ===============    ===============    ===============


                                                                   CONDENSED CONSOLIDATING CASH FLOWS
                                                             FOR THE 26-WEEK PERIOD ENDED DECEMBER 28, 2002
                                        ------------------------------------------------------------------------------------------
                                                                SYSCO       OTHER NON-GUARANTOR                      CONSOLIDATED
                                             SYSCO          INTERNATIONAL      SUBSIDIARIES        ELIMINATIONS         TOTALS
                                        ---------------    ---------------    ---------------    ---------------   ---------------
                                                                              (IN THOUSANDS)
   Net cash provided by (used for):
   Operating activities .............   $       (13,602)   $         4,844    $       465,295    $            --   $       456,537
   Investing activities .............          (253,213)                --           (176,910)                --          (430,123)
   Financing activities .............           (90,674)             1,352             (6,957)                --           (96,279)
   Intercompany activity ............           308,995            (16,202)          (292,793)                --                --
                                        ---------------    ---------------    ---------------    ---------------   ---------------
   Net (decrease) increase in cash ..           (48,494)           (10,006)           (11,365)                --           (69,865)
   Cash at the beginning of the
     period .........................            92,448             10,006             95,985                 --           198,439
                                        ---------------    ---------------    ---------------    ---------------   ---------------
   Cash at the end of the
     period .........................   $        43,954    $            --    $        84,620    $            --   $       128,574
                                        ===============    ===============    ===============    ===============   ===============


                                                                  CONDENSED CONSOLIDATING CASH FLOWS
                                                             FOR THE 26-WEEK PERIOD ENDED DECEMBER 29, 2001
                                        -------------------------------------------------------------------------------------------
                                                                SYSCO       OTHER NON-GUARANTOR                       CONSOLIDATED
                                             SYSCO          INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS           TOTALS
                                        ---------------    ---------------    ---------------    ---------------    ---------------
                                                                               (IN THOUSANDS)
   Net cash provided by (used for):
   Operating activities .............   $        65,827    $            --    $       295,776    $            --    $       361,603
   Investing activities .............           (39,918)                --           (183,214)                --           (223,132)
   Financing activities .............          (140,388)                --            (17,983)                --           (158,371)
   Intercompany activity ............           119,325                 --           (119,325)                --                 --
                                        ---------------    ---------------    ---------------    ---------------    ---------------
   Net increase (decrease) in cash ..             4,846                               (24,746)                --            (19,900)
   Cash at the beginning of the
     period .........................            39,832                 --             95,911                 --            135,743
                                        ---------------    ---------------    ---------------    ---------------    ---------------
   Cash at the end of the
     period .........................   $        44,678    $            --    $        71,165    $            --    $       115,843
                                        ===============    ===============    ===============    ===============    ===============

10.      BUSINESS SEGMENT INFORMATION

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


                                          26-Weeks Ended                        13-Weeks Ended
                                 ----------------------------------    ----------------------------------
                                  Dec. 28, 2002      Dec. 29, 2001      Dec. 28, 2002      Dec. 29, 2001
                                 ---------------    ---------------    ---------------    ---------------
Sales (in thousands):
    Broadline                    $    10,548,934    $     9,378,633    $     5,227,677    $     4,575,700
    SYGMA                              1,419,918          1,307,725            710,334            657,427
    Other                                927,004            820,473            475,654            403,075
    Intersegment sales                  (122,637)           (87,187)           (64,868)           (45,236)
                                 ---------------    ---------------    ---------------    ---------------
    Total                        $    12,773,219    $    11,419,644    $     6,348,797    $     5,590,966
                                 ===============    ===============    ===============    ===============


                                                         26-Weeks Ended                        13-Weeks Ended
                                                ----------------------------------    ----------------------------------
                                                 Dec. 28, 2002      Dec. 29, 2001      Dec. 28, 2002      Dec. 29, 2001
                                                ---------------    ---------------    ---------------    ---------------
Earnings before income taxes (in thousands):
    Broadline                                   $       603,632    $       539,859    $       303,401    $       265,572
    SYGMA                                                10,616              9,765              5,380              5,287
    Other                                                24,278             21,400             12,302             10,749
                                                ---------------    ---------------    ---------------    ---------------
    Total segments                                      638,526            571,024            321,083            281,608
    Unallocated corporate expenses                      (43,965)           (48,781)           (22,189)           (24,875)
                                                ---------------    ---------------    ---------------    ---------------
    Total                                       $       594,561    $       522,243    $       298,894    $       256,733
                                                ===============    ===============    ===============    ===============



                                       Dec. 28, 2002     June 29, 2002     Dec. 29, 2001
                                      ---------------   ---------------   ---------------
Assets (in thousands):
    Broadline                         $     4,269,652   $     3,983,216   $     3,530,859
    SYGMA                                     187,993           176,093           169,785
    Other                                     470,970           424,982           417,345
                                      ---------------   ---------------   ---------------
    Total segments                          4,928,615         4,584,291         4,117,989
    Corporate                               1,555,372         1,405,462         1,424,890
                                      ---------------   ---------------   ---------------
    Total                             $     6,483,987   $     5,989,753   $     5,542,879
                                      ===============   ===============   ===============

11.      CONTINGENCIES

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

         The Company generated $456,537,000 in net cash from operations for the twenty-six week period ended December 28, 2002, compared with $361,603,000 for the comparable period in fiscal 2002. The increase in deferred tax balances was due to the deferral of federal and state income tax payments resulting from the Company's reorganization of its supply chain and amounted to approximately $217,000,000 for the twenty-six week period ended December 28, 2002 compared to $68,000,000 for the comparable period in fiscal 2002.

         A federal tax payment of $75,000,000 normally due in the fourth quarter of fiscal 2001 was deferred until the first quarter of fiscal 2002 as allowed by the Internal Revenue Service due to the Texas tropical storm Allison disaster.

         Cash flow from operations for the twenty-six week period ended December 28, 2002 was negatively impacted by increases in accounts receivables balances of $98,222,000 and inventory balances of $130,767,000 offset by increases in accounts payable balances of $38,411,000. The first and second quarter of fiscal 2003 had increased sales over the fourth quarter of fiscal 2002 to schools and universities and the operators who service them, all of which generally have payment terms longer than the SYSCO average. In addition, an increase in payment terms was granted to a large customer as part of a contract renewal. SYSCO also experienced increased volumes in sales to another large customer with payment terms greater than the SYSCO average. The fiscal second quarter also ends in a holiday period which typically slows down customer payment cycles. These factors all contributed to the increase in receivable balances at the end of the second quarter. The increased sales volumes in the first and second quarter of fiscal 2003 over the fourth quarter of fiscal 2002 also contributed to the increase in inventory balances. The fiscal second quarter also ends in a holiday period which at December normally results in higher inventory levels. The increased inventory balances also contributed to the increased accounts payable balances.

         The working capital effects on the first twenty-six weeks of fiscal 2002 are not comparable to fiscal 2003. The events of September 11, 2001 resulted in sequentially lower sales for the second quarter of fiscal 2002 which in turn resulted in decreased receivables, payables and a lower increase in inventory balances.

         Cash used for investing activities was $430,123,000 for the twenty-six week period ended December 28, 2002, compared with $223,132,000 used in the comparable period in fiscal 2002. Expenditures for facilities, fleet and other equipment were $217,799,000 for the twenty-six week period ended December 28, 2002, compared with $215,181,000 for the comparable period in fiscal 2002. Total capital expenditures in fiscal 2003 are expected to be in the range of $425,000,000 to $475,000,000 down from the Company's previous estimate of $450,000,000 to $500,000,000. The decrease in the estimate reflects the timing of capital projects and not a reduction in the number or scope of projects. Projected capital expenditures include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; and the Company's supply chain initiatives.

         In October 2002, SYSCO acquired Abbott Foods, Inc., an independently owned broadline foodservice distributor located in Columbus, Ohio, and the net assets of Pronamics, the quick-service distribution division of prizm brandz located in Canada. In November 2002, SYSCO acquired Asian Foods, Inc., a specialty distributor of products and services to the Asian foodservice market located in St. Paul, Minnesota and Kansas City, Missouri and certain assets of the Denver operations of Marriott Distribution Services, Inc., a wholly owned subsidiary of Marriott International, Inc. SYSCO expended approximately $168,244,000 in cash related to acquisitions during the first twenty-six weeks of fiscal 2003.

         Cash used for financing activities was $96,279,000 for the twenty-six week period ended December 28, 2002, compared with $158,371,000 for the comparable period in fiscal 2002. Stock repurchases in the twenty-six week period ended December 28, 2002 totaled 8,199,700 shares at a cost of $243,381,000 as compared to 8,946,500 shares at a cost of $218,656,000 for the comparable period in fiscal 2002. The remaining number of shares available for repurchase as of December 28, 2002 as authorized by the Board was 17,363,500.

         Dividends paid in the twenty-six week period ended December 28, 2002 were $118,395,000, or $0.18 per share, as compared to $93,640,000, or
         $0.14 per share, in the comparable period of fiscal 2002. In November 2002, SYSCO declared its regular quarterly dividend for the third quarter of fiscal 2003, increasing it to $0.11 per share, payable in January 2003.

         As of December 28, 2002, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding at December 28, 2002.

         As of December 28, 2002, SYSCO's borrowings under its commercial paper programs were $274,429,000. Such borrowings were $344,790,000 as of February 3, 2003. During the twenty-six week period ended December 28, 2002, commercial paper and short-term bank borrowings ranged from approximately $55,813,000 to $495,703,000.

         Long-term debt to capitalization ratio was 38.8% at December 28, 2002, within the 35% to 40% target ratio.

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

         Results of Operations

         Sales increased 11.9% during the twenty-six weeks and 13.6% in the second quarter of fiscal 2003 over the comparable periods of the prior year. After adjusting for internally estimated product cost decreases (deflation) and acquisitions, real sales growth was approximately 7.3% for the first twenty-six weeks of fiscal 2003. Acquisitions represented 6.2% of sales increases and deflation was 1.6%. This compared to real sales growth of 1.3% for the first twenty-six weeks of fiscal 2002, after adjusting the 7.2% in overall sales growth by 3.2% for acquisitions and 2.7% for inflation. After adjusting for internally estimated product cost decreases and acquisitions, real sales growth was approximately 7.6% for the second quarter of fiscal 2003. Acquisitions represented 6.9% of sales increases and deflation was 0.9%. This compared to real sales growth of 0.7% for the second quarter of fiscal 2002, after adjusting the 5.7% in overall sales growth by 3.0% for acquisitions and 2.0% for inflation.

         Cost of sales was 80.3% for the first twenty-six weeks and second quarter of fiscal 2003, respectively, as compared to 80.3% and 80.2%, respectively, for the comparable periods in the prior year. The increase in cost of sales for the second quarter of fiscal 2003 was mainly attributed to the higher cost of sales at SERCA whose results are not reflected in the prior period as it was acquired in March 2002.

         Operating expenses were 14.9% of sales for the first twenty-six weeks of fiscal 2003 and 14.8% for the second quarter of fiscal 2003, as compared to 14.9% and 15.0%, respectively, for the comparable periods in prior year. The reduction in operating expenses as a percentage to sales in the second quarter is primarily attributed to increases in operating efficiencies in an increased sales period. In addition, amortization of goodwill was discontinued in fiscal 2003 with the adoption of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Goodwill amortization for the twenty-six weeks and the second quarter of fiscal 2002 was $12,223,000 and $6,435,000, respectively.

         Management expects that its net pension cost related to its defined benefit obligations for fiscal 2003 will be approximately $20,000,000 higher than fiscal 2002, or approximately $5,000,000 higher per quarter primarily due to previous changes in management's assumptions including those related to the discount rate and expected return on plan assets.

         Interest expense increased 6.0% during the first twenty-six weeks and the second quarter of fiscal 2003, respectively, over the comparable periods of the prior year, primarily due to increased borrowing levels.

         Other net income increased to $6,018,000 in the first twenty-six weeks of fiscal 2003. The increase includes a gain on the sale of a facility and other miscellaneous items.

         Income taxes for the periods presented reflect an effective rate of 38.25%.

         Pretax earnings and net earnings increased 13.8% for the first twenty-six weeks and 16.4% for the second quarter of fiscal 2003 over the comparable periods of the prior year. The increases were due to the factors discussed above.

         Basic earnings per share increased 14.3% for the first twenty-six weeks and 16.7% for the second quarter of fiscal 2003 over the comparable periods of the prior year. Diluted earnings per share increased 14.6% for the first twenty-six weeks and 16.7% for the second quarter of fiscal 2003 over the comparable periods of the prior year. The increases were the result of factors discussed above as well as a reduction of shares outstanding due to share repurchases.

         Broadline Segment

         The Broadline segment had sales increases of 12.5% and 14.2% for the twenty-six weeks and thirteen weeks ended December 28, 2002, respectively, as compared to the comparable prior year periods. This increase was due primarily to the acquisition of SERCA, increased sales to marketing associate-served customers including increased sales of SYSCO Brand products and increased sales to multi-unit customers. These increases were reflected in increased sales to the Company's existing customer base and to new customers. Excluding SERCA, marketing associate-served sales as a percentage of broadline sales increased to 55.9% and 54.7%, respectively, for the twenty-six weeks and thirteen weeks ended December 28, 2002, respectively, as compared to 55.2% and 54.1%, respectively, for the comparable prior year periods. Excluding SERCA, SYSCO Brand sales as a percentage of broadline sales, increased to 54.9% and 54.7%, respectively, for the twenty-six weeks and thirteen weeks ended December 28, 2002 as compared to 53.2% and 53.7%, respectively, for the comparable prior year periods.

         Pretax earnings for the Broadline segment increased by 11.8% and 14.2% for the twenty-six weeks and thirteen weeks ended December 28, 2002, respectively, over the comparable prior year periods. The increases in pretax earnings were primarily due to increases in sales to marketing associate served customers and in sales of SYSCO Brand products, both of which generate higher margins, increased operating efficiencies resulting in lower expenses as a percentage to sales and the acquisition of SERCA.

         SYGMA Segment

         SYGMA segment sales increased by 8.6% and 8.0% for the twenty-six weeks and thirteen weeks ended December 28, 2002, respectively, over the comparable prior year periods. The increases were due primarily to sales growth in SYGMA's existing customer base and the acquisition of Pronamics.

         Pretax earnings for the SYGMA segment increased by 8.7% and 1.8% for the twenty-six weeks and thirteen weeks ended December 28, 2002, respectively, over the comparable prior year periods. The increases were primarily a result of increased sales and operating efficiencies.

         Other Segment

         Other segment sales increased by 13.0% and 18.0% for the twenty-six weeks and thirteen weeks ended December 28, 2002, respectively, over the comparable prior year periods. The increases were due to increased sales to the existing customer base, sales to new customers, the acquisition of Asian Foods, Inc. and increased sales to SYSCO broadline companies.

         Pretax earnings for the Other segment increased by 13.4% and 14.4% for the twenty-six weeks and thirteen weeks ended December 28, 2002, respectively, over the comparable prior year periods. The increases were primarily a result of increased sales and operating efficiencies.

         Critical Accounting Policies

         A discussion of critical accounting policies is included in the Company's Fiscal 2002 Annual Report on Form 10-K. There have been no material changes in critical accounting policies since the date of that filing.

         New Accounting Standards

         SYSCO adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" effective with the beginning of fiscal year 2003. As a result, the amortization of goodwill was discontinued. Management has completed its preliminary assessment of the impact that the adoption of SFAS No. 142 had on the Company's consolidated financial statements and has concluded that there was no impairment to the carrying value of goodwill. Goodwill amortization, net of tax, for the first twenty-six weeks of fiscal 2002 was $10,213,000, or $.01 earnings per share on a basic and diluted basis.

         SYSCO adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective with the beginning of fiscal year 2003. The adoption of SFAS No. 144 has not had a material effect on the Company's consolidated financial statements.

         SYSCO adopted the provisions of the Emerging Issues Task Force (EITF) Issue 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" effective October 2002. EITF No. 02-17 addresses the intangible asset recognition criteria of SFAS No. 141 "Business Combinations" and provides that an intangible asset related to customer intangibles may exist even though the relationship is not evidenced by a contract. This adoption of this consensus did not have a material impact on SYSCO's consolidated financial statements.

         In November 2002, the EITF reached a consensus on Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." EITF No. 02-16 provides guidance as to the recognition and classification of monies received from vendors. The consensus will be effective for SYSCO's financial statements for fiscal year 2004. Management believes that the classification provisions of the consensus will have no material effect on SYSCO's consolidated financial statements and is evaluating the impact (if any) of the recognition provisions on SYSCO's consolidated financial statements.

         In November 2002, the EITF reached a consensus on Issue No. 00-21 "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The consensus will be effective for agreements entered into in fiscal year 2004 with early adoption permitted. The adoption of this consensus will not have a material impact on SYSCO's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective SYSCO's third quarter of fiscal 2003. Management does not expect that the adoption of this Interpretation will have a material impact on SYSCO's consolidated financial statements or disclosures.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to SFAS No. 123, "Accounting for Stock-Based Compensation" fair value method of accounting for stock-based employee compensation if a Company elects to adopt these provisions. SFAS No. 148 also specifies required disclosures of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. These disclosure requirements will be effective for SYSCO's financial statements for the third quarter of fiscal 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         SYSCO does not utilize financial instruments for trading purposes. SYSCO's use of debt directly exposes the Company to interest rate risk. Floating rate debt, where the interest rate fluctuates periodically, exposes the Company to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk the Company may need to refinance maturing debt with new debt at a higher rate.

         SYSCO manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. At December 28, 2002, the Company had outstanding one interest rate swap agreement whereby SYSCO exchanged the fixed interest payments on the $200,000,000 principal amount of 4.75% notes for floating interest rates. At December 28, 2002 the Company had outstanding $274,429,000 of commercial paper at variable rates of interest with maturities through February 3, 2003. The Company's remaining debt obligations of $1,207,171,000 were primarily at fixed rates of interest except for $200,000,000 in fixed rate debt swapped to a floating rate of interest as discussed above.

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

         In addition, share repurchases could be affected by market prices for the Company's securities as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors such as interest rates. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

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

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  SYSCO held its 2002 Annual Meeting of Stockholders on November 8, 2002. Four directors, Judith B. Craven, Richard G. Merrill, Phyllis S. Sewell and Richard G. Tilghman, were elected for a three-year term. Directors whose terms continued after the meeting included Colin G. Campbell, Charles H. Cotros, Jonathan Golden, Thomas E. Lankford, Frank H. Richardson, Richard J. Schnieders and Jackie M. Ward. Mr. Cotros retired from the Board on December 31, 2002 and John K. Stubblefield, Jr. was appointed to fill the vacancy and serve the remainder of his term.

                  Other matters voted on included a shareholder proposal regarding declassification of the Board and a shareholder proposal regarding genetically engineered food products.

                  The voting results were as follows:


                                                             NUMBER OF VOTES CAST
                                           ----------------------------------------------------------
                                                                    Against/                                  Broker
          Matter Voted Upon                        For              Withheld            Abstained            Non-Votes
---------------------------------------    -----------------     ----------------    ----------------     ----------------
Election as Director:
  Judith B. Craven                              538,343,333        12,964,674              N/A                  N/A
  Richard G. Merrill                            537,639,860        13,668,147              N/A                  N/A
  Phyllis S. Sewell                             538,132,110        13,175,897              N/A                  N/A
  Richard G. Tilghman                           545,929,956         5,378,051

Shareholder Proposal on Declassified
Board                                           277,523,221          184,680,352        4,981,095           84,123,339

Shareholder Proposal on Genetically
Engineered                                       27,884,888          418,257,888       21,041,892           84,123,339
Food Products

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

         4(i) Credit Agreement dated September 13, 2002 by and among SYSCO Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 (File No. 1-6544).

         +*10(a)  Retiree Equity Deferral Plan Effective November 22, 2002.

         *15(a) Report from Ernst & Young LLP dated February 10, 2003, re: unaudited financial statements.

         *15(b)   Acknowledgment letter from Ernst & Young LLP.

         *99(a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *99(b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
* Filed herewith.

+ Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.


(b)      Reports on Form 8-K:

         On October 28, 2002, the Company filed a current report on Form 8-K announcing the results of its first quarter ended September 28, 2002 .

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SYSCO CORPORATION
                                         (Registrant)



                                         By /s/ RICHARD J. SCHNIEDERS
                                            ------------------------------------
                                            Richard J. Schnieders
                                            Chairman and Chief Executive Officer

Date: February 10, 2003



                                         By /s/ JOHN K. STUBBLEFIELD, JR.
                                            ------------------------------------
                                            John K. Stubblefield, Jr.
                                            Executive Vice President,
                                            Finance & Administration

Date: February 10, 2003

                                  CERTIFICATION



I, Richard J. Schnieders, Chairman and Chief Executive Officer of Sysco Corporation (the "Company"), certify that:

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


                                      -----------------------------------------
                                      /s/ RICHARD J. SCHNIEDERS
                                      -----------------------------------------
                                      Richard J. Schnieders
                                      Chairman and Chief Executive Officer



Date: February 10, 2003
-----------------------

                                  CERTIFICATION



I, John K. Stubblefield Jr., Executive Vice President, Finance and Administration of Sysco Corporation (the "Company"), certify that:

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



                                          --------------------------------------
                                          /s/ JOHN K. STUBBLEFIELD, JR.
                                          --------------------------------------
                                          John K. Stubblefield, Jr.
                                          Executive Vice President,
                                          Finance and Administration



Date:  February 10, 2003
------------------------

                                  EXHIBIT INDEX


             NO.                                DESCRIPTION
        --------------     ----------------------------------------------------
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

            4(i) Credit Agreement dated September 13, 2002 by and among SYSCO Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 (File No. 1-6544).

        +*10(a)            Retiree Equity Deferral Plan Effective November 22,
                           2002.

        *15(a)             Report from Ernst & Young LLP dated February 10,
                           2002, re: unaudited financial statements.

        *15(b)             Acknowledgment letter from Ernst & Young LLP.

        *99(a)             CEO Certification pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

        *99(b)             CFO Certification pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.


----------
* Filed herewith.

+ Executive Compensation Arrangement pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.