Form 10-Q
period 2003-03-29
SYSCO CORP
filed 2003-05-13
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

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

649,630,544 shares of common stock were outstanding as of May 2, 2003.

                                TABLE OF CONTENTS


                                                                                 PAGE NO.
                                                                                 --------
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements                                                      1
Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    15
Item 3.      Quantitative and Qualitative Disclosures about Market Risk               21
Item 4.      Controls and Procedures                                                  21


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                        23
Item 2.      Changes in Securities and Use of Proceeds                                23
Item 3.      Defaults Upon Senior Securities                                          23
Item 4.      Submission of Matters to a Vote of Security Holders                      23
Item 5.      Other Information                                                        23
Item 6.      Exhibits and Reports on Form 8-K                                         23

Signatures                                                                            26
Certifications                                                                        27

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                     Mar. 29, 2003    June 29, 2002    Mar. 30, 2002
                                                     -------------    -------------    -------------
                                                      (unaudited)                       (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                          $     186,956    $     198,439    $     346,083
  Accounts and notes receivable, less
    allowances of $64,685, $30,338 and $73,289           1,946,819        1,760,827        1,625,314
  Inventories                                            1,256,397        1,117,869        1,089,334
  Deferred taxes                                                --           34,188          104,993
  Prepaid expenses                                          60,775           41,966           52,133
                                                     -------------    -------------    -------------
    Total current assets                                 3,450,947        3,153,289        3,217,857

Plant and equipment at cost, less depreciation           1,829,021        1,697,782        1,646,465

Goodwill and intangibles, less amortization              1,084,693          922,222          774,694
Restricted cash                                             84,056           32,000               --
Other assets                                               207,168          184,460          187,970
                                                     -------------    -------------    -------------
    Total other assets                                   1,375,917        1,138,682          962,664
                                                     -------------    -------------    -------------
Total assets                                         $   6,655,885    $   5,989,753    $   5,826,986
                                                     =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                      $      81,492    $      66,360    $     271,195
  Accounts payable                                       1,522,670        1,349,330        1,305,245
  Accrued expenses                                         808,094          768,317          647,781
  Accrued income taxes                                      15,242           41,596           65,351
  Deferred taxes                                           250,383               --               --
  Current maturities of long-term debt                      24,684           13,754           11,400
                                                     -------------    -------------    -------------
    Total current liabilities                            2,702,565        2,239,357        2,300,972

Long-term debt                                           1,279,657        1,176,307          877,035
Deferred taxes                                             476,629          441,570          428,169

Contingencies

Shareholders' equity

  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                    --               --               --
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
      765,174,900 shares                                   765,175          765,175          765,175
  Paid-in capital                                          246,756          217,891          213,748
  Retained earnings                                      3,202,358        2,869,417        2,722,739
  Other comprehensive loss                                 (65,435)         (65,435)          (5,624)
                                                     -------------    -------------    -------------
                                                         4,148,854        3,787,048        3,696,038
  Less cost of treasury stock, 119,159,737,
      111,634,603 and 101,484,766 shares                 1,951,820        1,654,529        1,475,228
                                                     -------------    -------------    -------------
  Total shareholders' equity                             2,197,034        2,132,519        2,220,810
                                                     -------------    -------------    -------------
Total liabilities and shareholders' equity           $   6,655,885    $   5,989,753    $   5,826,986
                                                     =============    =============    =============



Note: The June 29, 2002 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)


                                                39-Week Period Ended              13-Week Period Ended
                                           ------------------------------    ------------------------------
                                           Mar. 29, 2003    Mar. 30, 2002    Mar. 29, 2003    Mar 30, 2002
                                           -------------    -------------    -------------    -------------
Sales                                      $  19,168,497    $  17,039,968    $   6,395,278    $   5,620,324

Costs and expenses
  Cost of sales                               15,396,893       13,675,331        5,144,473        4,510,059
  Operating expenses                           2,860,385        2,552,479          962,459          851,668
  Interest expense                                52,607           46,695           18,276           14,318
  Other, net                                      (8,679)          (1,936)          (2,661)            (877)
                                           -------------    -------------    -------------    -------------
Total costs and expenses                      18,301,206       16,272,569        6,122,547        5,375,168
                                           -------------    -------------    -------------    -------------

Earnings before income taxes                     867,291          767,399          272,731          245,156
Income taxes                                     331,739          293,530          104,320           93,772
                                           -------------    -------------    -------------    -------------
Net earnings                               $     535,552    $     473,869    $     168,411    $     151,384
                                           =============    =============    =============    =============

Net earnings:
   Basic earnings per share                $        0.82    $        0.71    $        0.26    $        0.23
                                           =============    =============    =============    =============
   Diluted earnings per share              $        0.81    $        0.70    $        0.26    $        0.23
                                           =============    =============    =============    =============

Average shares outstanding                   652,148,645      663,289,299      649,267,210      661,144,231
                                           =============    =============    =============    =============
Diluted shares outstanding                   662,873,939      675,028,798      657,994,124      672,528,949
                                           =============    =============    =============    =============

Dividends declared per common share        $        0.31    $        0.25    $        0.11    $        0.09
                                           =============    =============    =============    =============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                                      39 - Week Period Ended
                                                                                   ------------------------------
                                                                                   Mar. 29, 2003    Mar. 30, 2002
                                                                                   -------------    -------------
Operating activities:
  Net earnings                                                                     $     535,552    $     473,869
  Add non-cash items:
    Depreciation and amortization                                                        204,155          203,477
    Deferred tax provision                                                               320,469          142,237
    Provision for losses on accounts receivable                                           24,444           25,647
  Additional investment in certain assets and liabilities, net of effect of businesses acquired:
      (Increase) decrease in receivables                                                (175,262)           3,251
      (Increase) in inventories                                                         (116,560)         (43,691)
      (Increase) in prepaid expenses                                                     (18,740)         (11,647)
      Increase in accounts payable                                                       152,606           31,683
      (Decrease) in accrued expenses                                                      (2,328)         (19,976)
      (Decrease) in accrued income taxes                                                 (20,158)         (57,981)
      (Increase) in other assets                                                         (19,683)          (2,553)
                                                                                   -------------    -------------
  Net cash provided by operating activities                                              884,495          744,316
                                                                                   -------------    -------------

Investing activities:
  Additions to plant and equipment                                                      (310,392)        (309,343)
  Proceeds from sales of plant and equipment                                               9,528            8,024
  Acquisition of businesses, net of cash acquired                                       (169,492)         (12,198)
  Increase in restricted cash                                                            (52,056)              --
                                                                                   -------------    -------------
  Net cash used for investing activities                                                (522,412)        (313,517)
                                                                                   -------------    -------------

Financing activities:
  Bank and commercial paper borrowings                                                   115,039          161,111
  Other debt repayments                                                                   (7,432)         (16,809)
  Common stock reissued from treasury                                                     81,971           71,612
  Treasury stock purchases                                                              (372,808)        (282,904)
  Dividends paid                                                                        (190,336)        (153,469)
                                                                                   -------------    -------------
  Net cash used for financing activities                                                (373,566)        (220,459)
                                                                                   -------------    -------------
Net (decrease) increase in cash                                                          (11,483)         210,340
Cash at beginning of period                                                              198,439          135,743
                                                                                   -------------    -------------
Cash at end of period                                                              $     186,956    $     346,083
                                                                                   =============    =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                                       $      44,451    $      44,082
    Income taxes                                                                          36,734          208,730

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial statements have been prepared by the Company, without audit, with the exception of the June 29, 2002 consolidated balance sheet which was taken from the audited financial statements included in the Company's Fiscal 2002 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2003 presentation including the reflection of dividends on a declared versus paid basis. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                           39-Week Period Ended         13-Week Period Ended
                                                     -----------------------------   -----------------------------
                                                     Mar. 29, 2003   Mar. 30, 2002   Mar. 29, 2003   Mar. 30, 2002
                                                     -------------   -------------   -------------   -------------
Numerator:
  Numerator for basic earnings per share --
   income available to common shareholders           $ 535,552,000   $ 473,869,000   $ 168,411,000   $ 151,384,000
                                                     =============   =============   =============   =============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                             652,148,645     663,289,299     649,267,210     661,144,231

  Effect of dilutive securities:
   Employee and director stock options                  10,725,294      11,739,499       8,726,914      11,384,718
                                                     -------------   -------------   -------------   -------------
  Denominator for diluted earnings per share --
   adjusted for weighted-average shares                662,873,939     675,028,798     657,994,124     672,528,949
                                                     =============   =============   =============   =============

Basic earnings per share                             $        0.82   $        0.71   $        0.26   $        0.23
                                                     =============   =============   =============   =============

Diluted earnings per share                           $        0.81   $        0.70   $        0.26   $        0.23
                                                     =============   =============   =============   =============

3.       RESTRICTED CASH

         SYSCO is required by its insurers to collateralize the self-insured portion of its workers' compensation and liability claims. Previously, the collateral requirements were met by issuing letters of credit. These letters of credit were replaced with funds deposited in an insurance trust. In addition, in certain acquisitions, SYSCO has placed funds into escrow to be dispersed to the sellers in the event that certain operating results are attained or certain contingencies are resolved. The increase in restricted cash from June 29, 2002 to March 29, 2003 was due to the timing of depositing funds to replace letters of credit as they expired and to the depositing of funds into escrow relating to recent acquisitions.

4.       DEBT

         As of March 29, 2003, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding at March 29, 2003.

         As of March 29, 2003, SYSCO's outstanding borrowings under its commercial paper programs were $181,350,000. During the thirty-nine week period ended March 29, 2003, commercial paper and short-term bank borrowings ranged from approximately $55,813,000 to $495,703,000.

         In December 2002, SYSCO International, Co. completed a registered exchange offer for its $200,000,000 aggregate principal amount of 6.10% notes due June 1, 2012. In the exchange offer, all of the outstanding $200,000,000 aggregate principal amount of 6.10% notes due June 1, 2012 which had been issued in a private offering in June 2002 were exchanged for new notes which were identical in all respects to the outstanding notes except that the new notes were registered under the Securities Act of 1933. The new notes are fully and unconditionally guaranteed by Sysco Corporation.

5.       VENDOR CONSIDERATION

         SYSCO recognizes consideration received from vendors when the services performed in connection with the monies received are completed. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, SYSCO will recognize the vendor consideration as a reduction of the cost of goods sold when the product is sold. In the instances where the vendor consideration is structured as a volume-based incentive, SYSCO will recognize these as a reduction of cost of goods sold when the underlying milestones are attained and the consideration is received, as we believe that in most cases these types of incentives are not reasonably estimated. In the situations where the vendor consideration is not related directly to specific product purchases, SYSCO will recognize these as a reduction of the cost of goods sold when the earnings process is complete, the related service is performed and the amounts realized. In certain of these latter instances, the vendor consideration represents a reimbursement of a specific incremental identifiable cost incurred by SYSCO in selling the vendor's product. In these cases, SYSCO classifies the consideration as a reduction of those costs with any excess funds classified as a reduction of the cost of the goods sold and recognizes these in the period where the costs are incurred and related services performed.

         In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain

         Consideration Received from a Vendor." EITF No. 02-16 clarifies certain aspects for accounting and recording of consideration received from vendors. SYSCO's historical accounting for consideration received from vendors is consistent with the provisions of EITF 02-16; therefore, the adoption of EITF 02-16 did not have a material impact on SYSCO's consolidated financial statements.

6.       ACQUISITIONS

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

         In December 2002, a subsidiary of SYSCO acquired certain assets of the Denver operations of Marriott Distribution Services, Inc., a wholly owned subsidiary of Marriott International, Inc. The acquired customer base will be serviced by SYSCO's SYGMA subsidiary.

         In April 2003, a subsidiary of SYSCO acquired the specialty meat cutting division of the Colorado Boxed Beef Company and its affiliated broadline foodservice operation, J&B Foodservice located in Auburndale, Florida.

         In May 2003, a subsidiary of SYSCO acquired the paper and chemical products distributor Reed Distributors, Inc. located in Lewiston, Maine.

         Acquisitions of businesses are accounted for using the purchase method of accounting and the financial statements of SYSCO include the results of the acquired companies from the respective dates they joined SYSCO. The acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

         The cost of the acquired entities were allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition with any excess of cost over the fair value of net assets (including intangibles) acquired recognized as goodwill.

         Goodwill increased $162,471,000 from June 2002 to March 2003 primarily due to the acquisitions mentioned above. Goodwill also increased $29,422,000 from December 2002 to March 2003. During the third quarter of fiscal year 2003, SYSCO recorded as costs of the acquisition of a Canadian broadline foodservice operation and as accrued expenses certain amounts related to plans to exit activities of the acquired company. These amounts primarily relate to terminating leases on facilities and equipment and to involuntarily terminating employees of the acquired company. Total costs related to exiting activities treated as part of the acquisition cost of the Canadian broadline foodservice operations were approximately $16,300,000. The remainder of the increase in goodwill was primarily due to increases in the Canadian dollar to U.S. dollar exchange rate, which causes the amount of goodwill recorded at our Canadian operations to be translated into U.S. dollars at a greater amount, and to the settlement of stock based contingent consideration related to prior acquisitions.

         The balances included in the Consolidated Balance Sheets related to acquisitions made in the last twelve months are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

         Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained. Aggregate contingent consideration amounts outstanding as of March 29, 2003 included approximately 3,533,000 shares and $27,057,000 in cash, which, if distributed, could result in the Company recording up to $97,286,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

7.       DERIVATIVE FINANCIAL INSTRUMENTS

         SYSCO has outstanding one interest rate swap agreement with a notional amount of $200,000,000 related to the $200,000,000 aggregate principal amount of 4.75% notes due July 30, 2005. Under the interest rate swap agreement, SYSCO receives a fixed rate equal to 4.75% per annum and pays a variable interest rate equal to six-month LIBOR in arrears less
         84.5 basis points. The recorded value of the swap agreement and the related debt are carried at fair value. As a result, an asset of $14,244,000 is reflected in Other Assets on the Consolidated Balance Sheet as of March 29, 2003 and the carrying amount of the related debt has been increased by the same amount.

8.       INCOME TAXES

         The increase in net deferred tax liability balances from June 29, 2002 to March 29, 2003 was primarily due to the deferral of federal and state income tax payments resulting from the Company's reorganization of its supply chain. The increase in deferred tax liability balances related to this item was approximately $334,000,000 for the thirty-nine week period ended March 29, 2003. A portion of the deferral related to this item was classified as a current deferred tax liability as of March 29, 2003 due to the timing of when the related income tax payments will become payable.

9.       STOCK BASED COMPENSATION

         SYSCO accounts for its stock option plans and the employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized.

         The following table provides comparative pro forma net earnings and earnings per share had compensation cost for these plans been determined using the fair value method of Statement Financial Accounting Standards (SFAS) No. 123 for all periods presented:

                                                                              8

                                                            39-Week Period Ended                  13-Week Period Ended
                                                    ----------------------------------    ----------------------------------
                                                     Mar. 29, 2003      Mar. 30, 2002      Mar. 29, 2003      Mar. 30, 2002
                                                    ---------------    ---------------    ---------------    ---------------
Net earnings:

   Reported net earnings                            $   535,552,000    $   473,869,000    $   168,411,000    $   151,384,000
   Stock based compensation expense, net of taxes       (38,404,000)       (26,800,000)       (13,444,000)       (10,584,000)
                                                    ---------------    ---------------    ---------------    ---------------
   Adjusted net earnings                            $   497,148,000    $   447,069,000    $   154,967,000    $   140,800,000
                                                    ===============    ===============    ===============    ===============

Basic earnings per share:
   Reported earnings per share                      $          0.82    $          0.71    $          0.26    $          0.23
   Stock based compensation expense, net of taxes             (0.06)             (0.04)             (0.02)             (0.02)
                                                    ---------------    ---------------    ---------------    ---------------
   Adjusted earnings per share                      $          0.76    $          0.67    $          0.24    $          0.21
                                                    ===============    ===============    ===============    ===============

Diluted earnings per share:
   Reported earnings per share                      $          0.81    $          0.70    $          0.26    $          0.23
   Stock based compensation expense, net of taxes             (0.06)             (0.04)             (0.02)             (0.02)
                                                    ---------------    ---------------    ---------------    ---------------
   Adjusted earnings per share                      $          0.75    $          0.66    $          0.24    $          0.21
                                                    ===============    ===============    ===============    ===============


         The weighted average fair value of options granted was $7.18 and $8.81 during the thirty-nine weeks ended March 29, 2003 and March 30, 2002, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the thirty-nine weeks ended March 29, 2003 and March 30, 2002, respectively: dividend yield of 1.45% and 1.24%; expected volatility of 25% and 22%; average risk-free interest rates of 2.7% and 4.8%; and expected lives of 5 years.

         The weighted average fair value of employee stock purchase rights issued was $4.01 and $4.28 during the thirty-nine weeks ended March 29, 2003 and March 30, 2002, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

         The disclosure requirements of SFAS No. 123 are applicable to options and employee stock purchase rights granted after 1995. The pro forma effects are not necessarily indicative of the pro forma effects in future years.

10.      NEW ACCOUNTING STANDARDS

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

         The following table provides comparative net earnings and earnings per share had the non-amortization provision been in effect for all periods presented:

                                                                               9

                                                39-Week Period Ended                 13-Week Period Ended
                                         ---------------------------------   ---------------------------------
                                          Mar. 29, 2003     Mar. 30, 2002     Mar. 29, 2003     Mar. 30, 2002
                                         ---------------   ---------------   ---------------   ---------------
Net Earnings:
  Reported net earnings                  $   535,552,000   $   473,869,000   $   168,411,000   $   151,384,000
  Goodwill amortization, net of taxes                 --        15,163,000                --         5,062,000
                                         ---------------   ---------------   ---------------   ---------------
  Adjusted net earnings                  $   535,552,000   $   489,032,000   $   168,411,000   $   156,446,000
                                         ===============   ===============   ===============   ===============

Basic earnings per share:
   Reported earnings per share           $          0.82   $          0.71   $          0.26   $          0.23
   Goodwill amortization, net of taxes                --              0.02                --              0.01
                                         ---------------   ---------------   ---------------   ---------------
  Adjusted earnings per share            $          0.82   $          0.74   $          0.26   $          0.24
                                         ===============   ===============   ===============   ===============

Diluted earnings per share:
   Reported earnings per share           $          0.81   $          0.70   $          0.26   $          0.23
   Goodwill amortization, net of taxes                --              0.02                --              0.01
                                         ---------------   ---------------   ---------------   ---------------
  Adjusted earnings per share            $          0.81   $          0.72   $          0.26   $          0.23
                                         ===============   ===============   ===============   ===============


         SYSCO adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective with the beginning of fiscal year 2003. The adoption of SFAS No. 144 has not had a material effect on the Company's consolidated financial statements.

         SYSCO adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. This Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for SYSCO's financial statements for the third quarter of fiscal 2003. The adoption of this interpretation did not have a material impact on SYSCO's consolidated financial statements or disclosures.

         SYSCO adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to SFAS No. 123, "Accounting for Stock-Based Compensation" fair value method of accounting for stock-based employee compensation if a Company elects to adopt these provisions. SFAS No. 148 also specifies required disclosures of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. These disclosure requirements are effective for SYSCO's financial statements for the third quarter of fiscal 2003 and have been included in footnote 9.

         SYSCO adopted the provisions of the EITF Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." The provisions of EITF No. 02-16 are effective for fiscal periods beginning after December 15, 2002 with certain provisions effective for arrangements entered into after November 21, 2002. SYSCO's historical accounting policies are consistent with the provisions of EITF No. 02-16 and thus SYSCO has chosen to adopt this accounting policy during the third quarter of fiscal 2003. EITF No. 02-16 provides guidance as to the recognition and classification of monies received from vendors. The adoption of this consensus did not have an impact on SYSCO's consolidated financial statements.

         SYSCO adopted the provisions of the EITF Issue 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" effective October 2002. EITF No. 02-17 addresses the intangible asset recognition criteria of SFAS No. 141 "Business Combinations" and provides that an intangible asset related to customer intangibles may exist even though the relationship is not evidenced by a contract. The adoption of this consensus did not have a material impact on SYSCO's consolidated financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The interpretation's consolidation provisions apply immediately to variable interests in variable interest entities (VIE's) created after January 31, 2003 and apply in the first fiscal year or interim period beginning after June 15, 2003 to VIE's acquired before February 1, 2003. The adoption of this interpretation will not have a material impact on SYSCO's consolidated financial statements.

11.      SUPPLEMENTAL GUARANTOR INFORMATION

         In May 2002, SYSCO International, Co., a wholly owned subsidiary of SYSCO, issued $200,000,000 of 6.10% notes due in 2012. The notes are fully and unconditionally guaranteed by SYSCO. These notes were exchanged for identical notes in an exchange offer registered under the Securities Act of 1933 in December 2002.

         The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (SYSCO), the subsidiary issuer (SYSCO International) and all other non-guarantor subsidiaries of SYSCO (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries. The financial information for SYSCO includes corporate activities as well as certain operating companies which are operated as divisions of SYSCO. Beginning with the third quarter of fiscal 2003, these divisions are operated as subsidiaries and their results are included in the Other Non-Guarantor Subsidiaries column.

                                                 CONDENSED CONSOLIDATING BALANCE SHEET -- MARCH 29, 2003
                                 -------------------------------------------------------------------------------------
                                                      SYSCO      OTHER NON-GUARANTOR                     CONSOLIDATED
                                      SYSCO       INTERNATIONAL      SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   -------------- -------------------  --------------    --------------
                                                                  (IN THOUSANDS)
Current assets ...............   $      215,110   $            3    $    3,235,834    $           --    $    3,450,947
Investment in
  subsidiaries ...............        7,192,974          221,311           198,586        (7,612,871)               --
Plant and equipment,  net ....           47,796               --         1,781,225                --         1,829,021
Other assets .................          292,880            2,017         1,081,020                --         1,375,917
                                 --------------   --------------    --------------    --------------    --------------
Total assets .................   $    7,748,760   $      223,331    $    6,296,665    $   (7,612,871)   $    6,655,885
                                 ==============   ==============    ==============    ==============    ==============

Current liabilities ..........   $      534,273   $      103,325    $    2,064,967    $           --    $    2,702,565
Intercompany payables
  (receivables) ..............        3,874,701          (73,140)       (3,801,561)               --                --
Long-term debt ...............        1,039,400          199,415            40,842                --         1,279,657
Other liabilities ............          103,352               --           373,277                --           476,629
Shareholders' equity
  (deficit) ..................        2,197,034           (6,269)        7,619,140        (7,612,871)        2,197,034
                                 --------------   --------------    --------------    --------------    --------------
Total liabilities and
  shareholders' equity .......   $    7,748,760   $      223,331    $    6,296,665    $   (7,612,871)   $    6,655,885
                                 ==============   ==============    ==============    ==============    ==============

                                                  CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 29, 2002
                                 -------------------------------------------------------------------------------------
                                                       SYSCO     OTHER NON-GUARANTOR                     CONSOLIDATED
                                      SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   -------------- -------------------  --------------    --------------
                                                                   (IN THOUSANDS)
Current assets ...............   $      526,259   $       10,010    $    2,617,020    $           --    $    3,153,289
Investment in
  subsidiaries ...............        5,279,299          204,064           194,854        (5,678,217)               --
Plant and equipment,  net ....          271,971               --         1,425,811                --         1,697,782
Other assets .................          228,320            1,418           908,944                --         1,138,682
                                 --------------   --------------    --------------    --------------    --------------
Total assets .................   $    6,305,849   $      215,492    $    5,146,629    $   (5,678,217)   $    5,989,753
                                 ==============   ==============    ==============    ==============    ==============

Current liabilities ..........   $      790,631   $       64,554    $    1,384,172    $           --    $    2,239,357
Intercompany payables
  (receivables) ..............        2,353,921          (47,508)       (2,306,413)               --                --
Long-term debt ...............          933,028          199,366            43,913                --         1,176,307
Other liabilities ............           95,750               --           345,820                --           441,570
Shareholders' equity
  (deficit) ..................        2,132,519             (920)        5,679,137        (5,678,217)        2,132,519
                                 --------------   --------------    --------------    --------------    --------------
Total liabilities and
  shareholders' equity .......   $    6,305,849   $      215,492    $    5,146,629    $   (5,678,217)   $    5,989,753
                                 ==============   ==============    ==============    ==============    ==============

                                                  CONDENSED CONSOLIDATING BALANCE SHEET --MARCH 30, 2002
                                 -------------------------------------------------------------------------------------
                                                       SYSCO      OTHER NON-GUARANTOR                    CONSOLIDATED
                                      SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   --------------  ------------------- --------------    --------------
                                                                       (IN THOUSANDS)
Current assets ...............   $      518,649   $       15,675    $    2,683,533    $           --    $    3,217,857
Investment in subsidiaries ...        5,070,868          203,449                --        (5,274,317)               --
Plant and equipment,  net ....          254,545               --         1,391,920                --         1,646,465
Other assets .................          208,860                8           753,796                --           962,664
                                 --------------   --------------    --------------    --------------    --------------
Total assets .................   $    6,052,922   $      219,132    $    4,829,249    $   (5,274,317)   $    5,826,986
                                 ==============   ==============    ==============    ==============    ==============

Current liabilities ..........   $      381,161   $      243,310    $    1,676,501    $           --         2,300,972
Intercompany payables
  (receivables) ..............        2,542,458          (24,154)       (2,518,304)               --                --
Long-term debt ...............          830,822               --            46,213                --           877,035
Other liabilities ............           77,671               --           350,498                --           428,169
Shareholders' equity
  (deficit) ..................        2,220,810              (24)        5,274,341        (5,274,317)        2,220,810
                                 --------------   --------------    --------------    --------------    --------------
Total liabilities and
  shareholders' equity .......   $    6,052,922   $      219,132    $    4,829,249    $   (5,274,317)   $    5,826,986
                                 ==============   ==============    ==============    ==============    ==============

                                                               CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                                FOR THE 39-WEEK PERIOD ENDED MARCH 29, 2003
                                           --------------------------------------------------------------------------------------
                                                                 SYSCO       OTHER NON-GUARANTOR                    CONSOLIDATED
                                               SYSCO         INTERNATIONAL       SUBSIDIARIES     ELIMINATIONS         TOTALS
                                           --------------    --------------  -------------------  -------------    --------------
                                                                               (IN THOUSANDS)
Sales ..................................   $    1,651,729    $           --    $   17,516,768    $           --    $   19,168,497
Cost of sales ..........................        1,278,537                --        14,118,356                --        15,396,893
Operating expenses .....................          348,012               865         2,511,508                --         2,860,385
Interest expense (income) ..............          250,693             7,798          (205,884)               --            52,607
Other, net .............................              161                --            (8,840)               --            (8,679)
                                           --------------    --------------    --------------    --------------    --------------
Total costs and expenses ...............        1,877,403             8,663        16,415,140                --        18,301,206
                                           --------------    --------------    --------------    --------------    --------------
Earnings (losses) before
  income taxes .........................         (225,674)           (8,663)        1,101,628                --           867,291
Income tax (benefit) provision .........          (86,320)           (3,314)          421,373                --           331,739
Equity in earnings of
  Subsidiaries .........................          674,906                --                --          (674,906)               --
                                           --------------    --------------    --------------    --------------    --------------
Net earnings (loss) ....................   $      535,552    $       (5,349)   $      680,255    $     (674,906)   $      535,552
                                           ==============    ==============    ==============    ==============    ==============

                                                                CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                                 FOR THE 39-WEEK PERIOD ENDED MARCH 30, 2002
                                           --------------------------------------------------------------------------------------
                                                                 SYSCO      OTHER NON-GUARANTOR                     CONSOLIDATED
                                                SYSCO        INTERNATIONAL      SUBSIDIARIES      ELIMINATIONS         TOTALS
                                           --------------    -------------- -------------------  --------------    --------------
                                                                               (IN THOUSANDS)
Sales ..................................   $    2,313,384    $           --    $   14,726,584    $           --    $   17,039,968
Cost of sales ..........................        1,806,806                --        11,868,525                --        13,675,331
Operating expenses .....................          410,462                --         2,142,017                --         2,552,479
Interest expense (income) ..............          202,477                38          (155,820)               --            46,695
Other, net .............................               33                              (1,969)               --            (1,936)
                                           --------------    --------------    --------------    --------------    --------------
Total costs and expenses ...............        2,419,778                38        13,852,753                --        16,272,569
                                           --------------    --------------    --------------    --------------    --------------
Earnings (losses) before
  income taxes .........................         (106,394)              (38)          873,831                --           767,399
Income tax (benefit) provision .........          (40,696)              (14)          334,240                --           293,530
Equity in earnings of
  Subsidiaries .........................          539,567                --                --          (539,567)               --
                                           --------------    --------------    --------------    --------------    --------------
Net earnings ...........................   $      473,869    $          (24)   $      539,591    $     (539,567)   $      473,869
                                           ==============    ==============    ==============    ==============    ==============

                                                             CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                              FOR THE 13-WEEK PERIOD ENDED MARCH 29, 2003
                                           --------------------------------------------------------------------------------------
                                                                 SYSCO       OTHER NON-GUARANTOR                    CONSOLIDATED
                                                SYSCO         INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                           --------------    --------------  -------------------  -------------    --------------
                                                                                (IN THOUSANDS)
Sales ..................................   $           --    $           --    $    6,395,278    $           --    $    6,395,278
Cost of sales ..........................               --                --         5,144,473                --         5,144,473
Operating expenses .....................           34,685               259           927,515                --           962,459
Interest expense (income) ..............           98,929             2,697           (83,350)               --            18,276
Other, net .............................               34                              (2,695)               --            (2,661)
                                           --------------    --------------    --------------    --------------    --------------
Total costs and expenses ...............          133,648             2,956         5,985,943                --         6,122,547
                                           --------------    --------------    --------------    --------------    --------------
Earnings (losses) before
  income taxes .........................         (133,648)           (2,956)          409,335                --           272,731
Income tax (benefit) provision .........          (51,120)           (1,131)          156,571                --           104,320
Equity in earnings of
  Subsidiaries .........................          250,939                --                --          (250,939)               --
                                           --------------    --------------    --------------    --------------    --------------
Net earnings (loss) ....................   $      168,411    $       (1,825)   $      252,764    $     (250,939)   $      168,411
                                           ==============    ==============    ==============    ==============    ==============

                                                               CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                                 FOR THE 13-WEEK PERIOD ENDED MARCH 30, 2002
                                           --------------------------------------------------------------------------------------
                                                                 SYSCO      OTHER NON-GUARANTOR                     CONSOLIDATED
                                                SYSCO        INTERNATIONAL      SUBSIDIARIES      ELIMINATIONS         TOTALS
                                           --------------    -------------- -------------------  --------------    --------------
                                                                       (IN THOUSANDS)
Sales ..................................   $      725,392    $           --    $    4,894,932    $           --    $    5,620,324
Cost of sales ..........................          567,743                --         3,942,316                --         4,510,059
Operating expenses .....................          135,626                             716,042                --           851,668
Interest expense (income) ..............           71,814                38           (57,534)               --            14,318
Other, net .............................               39                                (916)               --              (877)
                                           --------------    --------------    --------------    --------------    --------------
Total costs and expenses ...............          775,222                38         4,599,908                --         5,375,168
                                           --------------    --------------    --------------    --------------    --------------
Earnings (losses) before
  income taxes .........................          (49,830)              (38)          295,024                --           245,156
Income tax (benefit) provision .........          (19,060)              (14)          112,846                --            93,772
Equity in earnings of
 Subsidiaries ..........................          182,154                --                --          (182,154)               --
                                           --------------    --------------    --------------    --------------    --------------
Net earnings ...........................   $      151,384    $          (24)   $      182,178    $     (182,154)   $      151,384
                                           ==============    ==============    ==============    ==============    ==============

                                                                CONDENSED CONSOLIDATING CASH FLOWS
                                                           FOR THE 39-WEEK PERIOD ENDED MARCH 29, 2003
                                            ---------------------------------------------------------------------------
                                                                     SYSCO        OTHER NON-GUARANTOR    CONSOLIDATED
                                                 SYSCO           INTERNATIONAL        SUBSIDIARIES          TOTALS
                                            ---------------     ---------------   -------------------   ---------------
                                                                            (IN THOUSANDS)
Net cash provided by (used for):

Operating activities ...................    $       (87,029)    $        14,625     $       956,899     $       884,495
Investing activities ...................           (247,725)                 --            (274,687)           (522,412)
Financing activities ...................           (383,658)             18,232              (8,140)           (373,566)
Intercompany activity ..................            746,144             (42,863)           (703,281)                 --
                                            ---------------     ---------------     ---------------     ---------------
Net increase (decrease) in cash ........             27,732             (10,006)            (29,209)            (11,483)
Cash at the beginning of the
  period ...............................            155,461              10,006              32,972             198,439
                                            ---------------     ---------------     ---------------     ---------------
Cash at the end of the
  period ...............................    $       183,193     $            --     $         3,763     $       186,956
                                            ===============     ===============     ===============     ===============


                                                        CONDENSED CONSOLIDATING CASH FLOWS
                                                    FOR THE 39-WEEK PERIOD ENDED MARCH 30, 2002
                                    ---------------------------------------------------------------------------
                                                             SYSCO        OTHER NON-GUARANTOR    CONSOLIDATED
                                         SYSCO           INTERNATIONAL       SUBSIDIARIES            TOTALS
                                    ---------------     ---------------   -------------------   ---------------
                                                                    (IN THOUSANDS)
Net cash provided by (used for):

Operating activities ...........    $      (306,067)    $           (32)    $     1,050,415     $       744,316
Investing activities ...........            (47,854)                 --            (265,663)           (313,517)
Financing activities ...........           (427,850)            243,311             (35,920)           (220,459)
Intercompany activity ..........            854,148            (227,603)           (626,545)                 --
                                    ---------------     ---------------     ---------------     ---------------

Net increase in cash ...........             72,377              15,676             122,287             210,340
Cash at the beginning of the
  period .......................             39,832                  --              95,911             135,743
                                    ---------------     ---------------     ---------------     ---------------
Cash at the end of the
  period .......................    $       112,209     $        15,676     $       218,198     $       346,083
                                    ===============     ===============     ===============     ===============

12.      BUSINESS SEGMENT INFORMATION

         The accounting policies for the segments are the same as those disclosed in the Company's Fiscal 2002 Annual Report on Form 10-K. The Company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the Company's other segments, including the Company's specialty produce, meat and lodging industry products segments. The Company's Canadian operations are not significant for geographical disclosure purposes. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that eliminate upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company.

                                             39-Weeks Ended                          13-Weeks Ended
                                  -----------------------------------     -----------------------------------
                                   Mar. 29, 2003       Mar. 30, 2002       Mar. 29, 2003       Mar. 30, 2002
                                  ---------------     ---------------     ---------------     ---------------
Sales (in thousands):

    Broadline                     $    15,796,806     $    13,967,699     $     5,247,872     $     4,589,066
    SYGMA                               2,133,252           1,956,650             713,334             648,925
    Other                               1,429,382           1,251,424             502,378             430,951
    Intersegment sales                   (190,943)           (135,805)            (68,306)            (48,618)
                                  ---------------     ---------------     ---------------     ---------------
    Total                         $    19,168,497     $    17,039,968     $     6,395,278     $     5,620,324
                                  ===============     ===============     ===============     ===============

                                                           39-Weeks Ended                     13-Weeks Ended
                                                  -------------------------------     -------------------------------
                                                  Mar. 29, 2003     Mar. 30, 2002     Mar. 29, 2003     Mar. 30, 2002
                                                  -------------     -------------     -------------     -------------
Earnings before income taxes (in thousands):
    Broadline                                     $     884,738     $     790,219     $     281,114     $     250,383
    SYGMA                                                15,789            15,026             5,174             5,257
    Other                                                34,200            34,564             9,914            13,145
                                                  -------------     -------------     -------------     -------------
    Total segments                                      934,727           839,809           296,202           268,785
    Unallocated corporate expenses                      (67,436)          (72,410)          (23,471)          (23,629)
                                                  -------------     -------------     -------------     -------------
    Total                                         $     867,291     $     767,399     $     272,731     $     245,156
                                                  =============     =============     =============     =============



                                                  Mar. 29, 2003    June 29, 2002    Mar. 30, 2002
                                                  -------------    -------------    -------------
Assets (in thousands):
    Broadline                                     $   4,376,676    $   3,983,216    $   3,593,751
    SYGMA                                               193,914          176,093          175,453
    Other                                               469,618          424,982          425,351
                                                  -------------    -------------    -------------
    Total segments                                    5,040,208        4,584,291        4,194,555
    Corporate                                         1,615,677        1,405,462        1,632,431
                                                  -------------    -------------    -------------
    Total                                         $   6,655,885    $   5,989,753    $   5,826,986
                                                  =============    =============    =============


13.      CONTINGENCIES

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

         The Company generated $884,495,000 in net cash from operations for the thirty-nine week period ended March 29, 2003, compared with $744,316,000 for the comparable period in fiscal 2002. The increase in the deferred tax provision was primarily due to the deferral of federal and state income tax payments resulting from the Company's reorganization of its supply chain. The deferred tax provision related to this item was approximately $334,000,000 for the thirty-nine week period ended March 29, 2003 compared to $150,000,000 for the comparable period in fiscal 2002.

         A federal tax payment of $75,000,000 normally due in the fourth quarter of fiscal 2001 was deferred until the first quarter of fiscal 2002 as allowed by the Internal Revenue Service due to the Texas tropical storm Allison disaster.

         Cash flow from operations for the thirty-nine week period ended March 29, 2003 was negatively impacted by increases in accounts receivable balances of $175,262,000 and inventory balances of $116,560,000 offset by increases in accounts payable balances of $152,606,000. The increases in accounts receivable balances are primarily due to increased sales volumes for the month of March 2003 as compared to June 2002. In addition, SYSCO normally experiences higher volumes with national contract customers during this period as compared to the month of June which results in these customers having a greater percentage of SYSCO's overall sales for this period as compared to the month of June. The national contract customers' payment terms are traditionally greater than the SYSCO average. The increased sales volumes also contributed to the increase in inventory balances and accounts payable balances.

         Cash used for investing activities was $522,412,000 for the thirty-nine week period ended March 29, 2003, compared with $313,517,000 used in the comparable period in fiscal 2002. Expenditures for facilities, fleet and other equipment were $310,392,000 for the thirty-nine week period ended March 29, 2003, compared with $309,343,000 for the comparable period in fiscal 2002. Total capital expenditures in fiscal 2003 are expected to be in the range of $425,000,000 to $450,000,000. Projected capital expenditures include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; and the National Supply Chain project.

         The National Supply Chain project is expected to create a more efficient and effective supply chain infrastructure for SYSCO, its suppliers and its customers. The project entails the implementation of regional distribution centers, which will aggregate inventory demand to optimize the supply chain activities for certain products from all SYSCO operating companies in the region. The project is expected to achieve lower costs of inventory, transportation, product handling, transaction processing in addition to lowering working capital requirements and facility expansion at the operating companies.

         The Northeast Redistribution Center facility is expected to be operational in the summer of 2004 and will receive and redistribute food and food-related products to 14 SYSCO operating companies in the Northeast. Total cash expended for the National Supply Chain project has been $59,600,000 since the initiative began in fiscal 2002. Of that figure, $29,600,000 has been expensed and the remainder has been capitalized. When the Northeast Redistribution Center is completed, total cash expenditures for this phase of the National Supply Chain project are expected to be in the range of $275,000,000 to $325,000,000 which includes developmental costs and information technology systems which will benefit a nation wide rollout. It is estimated that approximately 75% of these costs will be capitalized and the remainder expensed in the period incurred. Capitalized costs for additional redistribution centers in other regions are expected to be in the range of $65,000,000 to $75,000,000.

         In October 2002, SYSCO acquired Abbott Foods, Inc., an independently owned broadline foodservice distributor located in Columbus, Ohio, and the net assets of Pronamics, the quick-service distribution division of prizm brandz located in Canada. In November 2002, SYSCO acquired Asian Foods, Inc., a specialty distributor of products and services to the Asian foodservice market located in St. Paul, Minnesota and Kansas City, Missouri and a subsidiary of SYSCO acquired certain assets of the Denver operations of Marriott Distribution Services, Inc., a wholly owned subsidiary of Marriott International, Inc. SYSCO expended approximately $169,492,000 in cash related to acquisitions during the first thirty-nine weeks of fiscal 2003.

         In April 2003, a subsidiary of SYSCO acquired the specialty meat cutting division of the Colorado Boxed Beef Company and its affiliated broadline foodservice operation, J&B Foodservice located in Auburndale, Florida. In May 2003, a subsidiary of SYSCO acquired the paper and chemical products distributor Reed Distributors, Inc. located in Lewiston, Maine.

         Cash used for financing activities was $373,566,000 for the thirty-nine week period ended March 29, 2003, compared with $220,459,000 for the comparable period in fiscal 2002. Stock repurchases in the thirty-nine week period ended March 29, 2003 totaled 12,963,700 shares at a cost of $372,808,000 as compared to 11,149,100 shares at a cost of $282,904,000 for the comparable period in fiscal 2002. The remaining number of shares available for repurchase as of March 29, 2003 as authorized by the Board was 12,599,500.

         Dividends paid in the thirty-nine week period ended March 29, 2003 were $190,336,000, or $0.29 per share, as compared to $153,469,000, or $0.23 per share, in the comparable period of fiscal 2002. In February 2003, SYSCO declared its regular quarterly dividend for the fourth quarter of fiscal 2003, at $0.11 per share, payable in April 2003. In May 2003, SYSCO also declared its regular quarterly dividend for the first quarter of fiscal 2004, at $0.11 per share, payable in July 2003.

         As of March 29, 2003, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding at March 29, 2003.

         As of March 29, 2003, SYSCO's borrowings under its commercial paper programs were $181,350,000. Such borrowings were $226,214,000 as of May 2, 2003. During the thirty-nine week period ended March 29, 2003, commercial paper and short-term bank borrowings ranged from approximately $55,813,000 to $495,703,000.

         Long-term debt to capitalization ratio was 36.8% at March 29, 2003, within the 35% to 40% target ratio.

         Cash generated from operations is first allocated to working capital requirements. Any remaining cash generated from operations, as supplemented by commercial paper and other bank borrowings, may, at the discretion of management, be applied towards investments in facilities, fleet and other equipment; cash dividends; acquisitions fitting within the Company's overall growth strategy; and the share repurchase program. Management believes that the Company's cash flows from operations, as well as the availability of additional capital under its existing commercial paper programs, debt shelf registration and its ability to access capital from financial markets in the future, will be sufficient to meet its cash requirements while maintaining proper liquidity for normal operating purposes.

         Results of Operations

         Sales increased 12.5% during the thirty-nine weeks and 13.8% in the third quarter of fiscal 2003 over the comparable periods of the prior year. After adjusting for internally estimated product cost decreases (deflation) and acquisitions, real sales growth was approximately 6.8% for the first thirty-nine weeks of fiscal 2003. Acquisitions represented 6.5% of sales increases and deflation was 0.8%. This compared to real sales growth of 1.7% for the first thirty-nine weeks of fiscal 2002, after adjusting the 6.5% in overall sales growth by 2.6% for acquisitions and 2.2% for internally estimated product cost increases (inflation). After adjusting the 13.8% in overall sales growth for internally estimated inflation and acquisitions, real sales growth was approximately 5.7% for the third quarter of fiscal 2003. Acquisitions represented 7.3% of sales increases and inflation was 0.8%. This compared to real sales growth of 2.7% for the third quarter of fiscal 2002, after adjusting the 5.2% in overall sales growth by 1.5% for acquisitions and 1.0% for inflation. Management believes that the presentation of real sales growth information is useful to investors as an indicator of the Company's organic growth without regard to inflation and acquisitions.

         Cost of sales was 80.3% for the first thirty-nine weeks and 80.4% for the third quarter of fiscal 2003, respectively, as compared to 80.3% and 80.2%, respectively, for the comparable periods in the prior year. The increase in cost of sales for the third quarter of fiscal 2003 was mainly attributed to the higher cost of sales at SERCA whose results are not reflected in the prior period as it was acquired at the end of March 2002.

         Operating expenses were 14.9% of sales for the first thirty-nine weeks of fiscal 2003 and 15.0% for the third quarter of fiscal 2003, as compared to 15.0% and 15.2%, respectively, for the comparable periods in the prior year. The reduction in operating expenses as a percentage to sales was primarily attributable to increases in operating efficiencies driven by our investments in technology systems including the SYSCO Order Selector (SOS) and our delivery vehicle routing systems as well as the lower expenses as a percent to sales at SERCA whose results are not reflected in the prior period as it was acquired at the end of March 2002.

         In fiscal 2003, SYSCO adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangible Assets." Goodwill amortization for the thirty-nine weeks and the third quarter of fiscal 2002 was $18,346,000 and $6,123,000, respectively. The elimination of this expense item in fiscal 2003 was offset by other corporate expenses incurred including expenses incurred related to the National Supply Chain project of approximately $14,255,000 for the first thirty-nine weeks of fiscal 2003 and $4,454,000 for the third quarter of fiscal 2003, as well as charges taken to adjust the carrying value of life insurance assets to their cash surrender value of approximately $13,156,000 for the first thirty-nine weeks of fiscal 2003 and $3,271,000 for the third quarter of fiscal 2003.

         Expenses recognized for these items in the comparable periods of fiscal 2002 were not significant.

         Management expects that its net pension cost related to its defined benefit obligations for fiscal 2003 will be approximately $20,000,000 higher than fiscal 2002, or approximately $5,000,000 higher per quarter primarily due to a previous change in management's assumptions including those related to the discount rate and expected return on plan assets.

         Interest expense increased 12.7% during the first thirty-nine weeks and 27.6% for the third quarter of fiscal 2003, respectively, over the comparable periods of the prior year, primarily due to increased borrowing levels.

         Other net income increased to $8,679,000 in the first thirty-nine weeks of fiscal 2003. The increase includes a gain on the sale of a facility and other miscellaneous items.

         Income taxes for the periods presented reflect an effective rate of 38.25%.

         Pretax earnings and net earnings increased 13.0% for the first thirty-nine weeks and 11.2% for the third quarter of fiscal 2003 over the comparable periods of the prior year. The increases were due to the factors discussed above.

         Basic earnings per share increased 15.4% for the first thirty-nine weeks and 13.0% for the third quarter of fiscal 2003 over the comparable periods of the prior year. Diluted earnings per share increased 15.7% for the first thirty-nine weeks and 13.0% for the third quarter of fiscal 2003 over the comparable periods of the prior year. The increases were the result of factors discussed above as well as a reduction of shares outstanding due to share repurchases.

         Broadline Segment

         The Broadline segment had sales increases of 13.1% and 14.4% for the thirty-nine weeks and thirteen weeks ended March 29, 2003, respectively, as compared to the comparable prior year periods. This increase was due primarily to the acquisition of SERCA and Abbott, increased sales to marketing associate-served customers including increased sales of SYSCO Brand products and increased sales to multi-unit customers. These increases were reflected in increased sales to the Company's existing customer base and to new customers. Excluding Canadian operations, marketing associate-served sales as a percentage of broadline sales increased to 55.3% and 53.9%, respectively, for the thirty-nine weeks and thirteen weeks ended March 29, 2003, respectively, as compared to 54.8% and 54.0%, respectively, for the comparable prior year periods. Excluding Canadian operations, SYSCO Brand sales as a percentage of broadline sales, increased to 48.6% and 48.2%, respectively, for the thirty-nine weeks and thirteen weeks ended March 29, 2003 as compared to 48.1%, respectively, for the comparable prior year periods.

         Pretax earnings for the Broadline segment increased by 12.0% and 12.3% for the thirty-nine weeks and thirteen weeks ended March 29, 2003, respectively, over the comparable prior year periods. The increases in pretax earnings were primarily due to increases in sales to marketing associate served customers and in sales of SYSCO Brand products, both of which generate higher gross margins, increased operating efficiencies resulting in lower expenses as a percentage to sales and the acquisition of SERCA and Abbott.

         SYGMA Segment

         SYGMA segment sales increased by 9.0% and 9.9% for the thirty-nine weeks and thirteen weeks ended March 29, 2003, respectively, over the comparable prior year periods. The increases were due primarily to sales growth in SYGMA's existing customer base and the acquisition of Pronamics and the Denver operations of Marriott Distribution Services, Inc.

         Pretax earnings for the SYGMA segment increased by 5.1% and decreased by 1.6% for the thirty-nine weeks and thirteen weeks ended March 29, 2003, respectively, over the comparable prior year periods. The increase for the thirty-nine week period was primarily a result of increased sales and operating efficiencies. The decrease for the thirteen week period was primarily a result of initially increased operating expenses related to the integration of the acquired operations.

         Other Segment

         Other segment sales increased by 14.2% and 16.6% for the thirty-nine weeks and thirteen weeks ended March 29, 2003, respectively, over the comparable prior year periods. The increases were due to increased sales to the existing customer base, sales to new customers, the acquisition of Asian Foods, Inc. and increased sales to SYSCO broadline companies.

         Pretax earnings for the Other segment decreased by 1.1% and 24.6% for the thirty-nine weeks and thirteen weeks ended March 29, 2003, respectively, over the comparable prior year periods. The decreases were primarily a result of expenses incurred on a start-up operation supplying the health care industry, decreased profits at our operations servicing the lodging industry which has been impacted by the reduced activity in the tourism industry and reduced profits at our specialty meat cutting operations. The decreased profits at the specialty meat cutting operations are primarily attributable to initially decreased gross margins as costs increase in an inflationary period (as compared to a deflationary period in the prior year) and increased costs associated with entering new markets. In the third quarter, two new specialty meat cutting operations were opened in Chicago, Illinois and South Plainfield, New Jersey.

         New Accounting Standards

         SYSCO adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" effective with the beginning of fiscal year 2003. As a result, the amortization of goodwill was discontinued. Management has completed its preliminary assessment of the impact that the adoption of SFAS No. 142 had on the Company's consolidated financial statements and has concluded that there was no impairment to the carrying value of goodwill. Goodwill amortization, net of tax, for the first thirty-nine weeks of fiscal 2002 was $15,163,000, or $.02 earnings per share and $.02 diluted earnings per share.

         SYSCO adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective with the beginning of fiscal year 2003. The adoption of SFAS No. 144 has not had a material effect on the Company's consolidated financial statements.

         SYSCO adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. This interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for SYSCO's financial statements for the third quarter of fiscal 2003. The adoption of this interpretation did not have a material impact on SYSCO's consolidated financial statements or disclosures.

         SYSCO adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to SFAS No. 123, "Accounting for Stock-Based Compensation" fair value method of accounting for stock-based employee compensation if a Company elects to adopt these provisions. SFAS No. 148 also specifies required disclosures of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. These disclosure requirements are effective for SYSCO's financial statements for the third quarter of fiscal 2003 and have been included in footnote 9.

         SYSCO adopted the provisions of the EITF Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." The provisions of EITF No. 02-16 are effective for fiscal periods beginning after December 15, 2002 with certain provisions effective for arrangements entered into after November 21, 2002. SYSCO's historical accounting policies are consistent with the provisions of EITF No. 02-16 and thus SYSCO has chosen to adopt this accounting policy at the current date. EITF No. 02-16 provides guidance as to the recognition and classification of monies received from vendors. The adoption of this consensus did not have an impact on SYSCO's consolidated financial statements.

         SYSCO adopted the provisions of the EITF Issue 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" effective October 2002. EITF No. 02-17 addresses the intangible asset recognition criteria of SFAS No. 141 "Business Combinations" and provides that an intangible asset related to customer intangibles may exist even though the relationship is not evidenced by a contract. The adoption of this consensus did not have a material impact on SYSCO's consolidated financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The interpretation's consolidation provisions apply immediately to variable interests in variable interest entities (VIE's) created after January 31, 2003 and apply in the first fiscal year or interim period beginning after June 15, 2003 to VIE's acquired before February 1, 2003. The adoption of this interpretation will not have a material impact on SYSCO's consolidated financial statements.

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

         SYSCO manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. At March 29, 2003, the Company had outstanding one interest rate swap agreement whereby SYSCO exchanged the fixed interest payments on the $200,000,000 principal amount of 4.75% notes for floating interest rates. At March 29, 2003 the Company had outstanding $181,350,000 of commercial paper at variable rates of interest with maturities through June 27, 2003. The Company's remaining debt obligations of $1,204,483,000 were primarily at fixed rates of interest except for $200,000,000 in fixed rate debt swapped to a floating rate of interest as discussed above.

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

         Forward-Looking Statements

         Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program, market risks, the impact of ongoing legal proceedings, the timing, expected operating efficiencies, cost savings and other benefits of the National Supply Chain project, including the Northeast Redistribution Center, anticipated capital expenditures, the ability to increase market share, sales growth, and SYSCO's ability to meet cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment; SYSCO's leverage and debt risks; the ultimate outcome of litigation; risks relating to the successful completion and operation of the National Supply Chain project including the Northeast Redistribution Center, and internal factors such as the ability to control expenses.

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

         *15(a) Report from Ernst & Young LLP dated May 12, 2003, re: unaudited financial statements.

         *15(b)   Acknowledgment letter from Ernst & Young LLP.

         *99(a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *99(b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
* Filed herewith.


(b)      Reports on Form 8-K:

         On January 27, 2003, the Company filed a current report on Form 8-K announcing the results of its second quarter ended December 28, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYSCO CORPORATION
                                        (Registrant)



                                        By /s/  RICHARD J. SCHNIEDERS
                                           -------------------------------------
                                           Richard J. Schnieders
                                           Chairman and Chief Executive Officer

  Date:  May 12, 2003



                                        By /s/  JOHN K. STUBBLEFIELD, JR.
                                           -------------------------------------
                                           John K. Stubblefield, Jr.
                                           Executive Vice President,
                                           Finance & Administration

  Date:  May 12, 2003

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

                                           ------------------------------------
                                           /s/ RICHARD J. SCHNIEDERS
                                           ------------------------------------
                                           Richard J. Schnieders
                                           Chairman and Chief Executive Officer



Date:  May 12, 2003
--------------------

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



Date:  May 12, 2003
--------------------

                                  EXHIBIT INDEX


             NO.                              DESCRIPTION
        --------------       --------------------------------------------------
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

        *15(a)               Report from Ernst & Young LLP dated May 12, 2003,
                             re: unaudited financial statements.

        *15(b)               Acknowledgment letter from Ernst & Young LLP.

        *99(a)               CEO Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002.

        *99(b)               CFO Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002.

----------

* Filed herewith.