Form 10-K
period 2003-06-28
SYSCO CORP
filed 2003-09-26
CIK 96021

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



                 FOR THE FISCAL YEAR ENDED JUNE 28, 2003



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) [X]

     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $19,101,745,000 at December 27, 2002 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 27, 2002, as reported by The Wall Street Journal (Southwest Edition)). At September 9, 2003, the registrant had issued and outstanding an aggregate of 648,520,955 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                    PART I.
Item 1.   Business....................................................      1
Item 2.   Properties..................................................      6
Item 3.   Legal Proceedings...........................................      7
Item 4.   Submission of Matters to a Vote of Security Holders.........      8
Item 4A.  Executive Officers of the Registrant........................      8

                                    PART II.
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      9
Item 6.   Selected Financial Data.....................................     10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     23
Item 8.   Financial Statements and Supplementary Data.................     24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     55
Item 9A.  Controls and Procedures.....................................     55

                                   PART III.
Item 10.  Directors and Executive Officers of the Registrant..........     55
Item 11.  Executive Compensation......................................     55
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     55
Item 13.  Certain Relationships and Related Transactions..............     55
Item 14.  Principal Accountant Fees and Services......................     55

                                    PART IV.
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     55
Signatures............................................................     59

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Sysco Corporation, acting through its subsidiaries and divisions (collectively referred to as "SYSCO" or the "company"), is the largest North American distributor of food and food related products to the foodservice or "food-prepared-away-from-home" industry. Founded in 1969, SYSCO provides its products and services to approximately 420,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

     SYSCO, which was formed when the stockholders of nine companies exchanged their stock for SYSCO common stock, commenced operations in March 1970. Since its formation, the company has grown from $115 million to over $26 billion in annual sales both through internal expansion of existing operations and acquisitions of formerly independent companies. Through the end of fiscal 2003, SYSCO had acquired seventy-three companies or divisions of companies.

     In August 2003, SYSCO signed a definitive agreement to acquire certain assets of the Stockton, California foodservice operations from Smart & Final, Inc. The transaction was completed in September 2003.

     In May 2003, SYSCO acquired the paper and chemical products distributor Reed Distributors, Inc. located in Lewiston, Maine. In April 2003, SYSCO acquired the specialty meat-cutting division of the Colorado Boxed Beef Company and its affiliated broadline foodservice operation, J&B Foodservice located in Auburndale, Florida. In December 2002, SYSCO acquired certain assets of the Denver operations of Marriott Distribution Services, Inc., a wholly owned subsidiary of Marriott International, Inc. In November 2002, SYSCO acquired Asian Foods, Inc., a specialty distributor of products and services to the Asian foodservice market located in St. Paul, Minnesota and Kansas City, Missouri. In October 2002, SYSCO acquired the net assets of Pronamics, the quick-service distribution division of priszm brandz. In October 2002, SYSCO acquired Abbott Foods, Inc., an independently owned broadline foodservice distributor located in Columbus, Ohio.

     In March 2002, SYSCO acquired substantially all of the assets and certain liabilities of the SERCA Foodservice operations of Sobeys, Inc. headquartered in Toronto, Ontario with operations across Canada. In September 2001, SYSCO acquired Franklin Supply Company, a supplier of housekeeping and other operating supplies to the lodging industry headquartered in Louisburg, North Carolina. In July 2001, the company acquired Fulton Provision Co., a specialty meat company based in Portland, Oregon.

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

     SYSCO is organized under the laws of Delaware. The address and telephone number of the company's executive offices are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390. This annual report on Form 10-K, as well as all other reports filed or furnished by SYSCO pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on SYSCO's website at www.sysco.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

OPERATING SEGMENTS

     SYSCO provides food and other products to the foodservice or "food-prepared-away-from-home" industry. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclo-sures about Segments of an Enterprise and Related Information," the company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the company's other segments, including the company's specialty produce, meat and lodging industry products segments. The company's specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Specialty meat companies distribute custom-cut fresh steaks, and other meat, seafood and poultry products. Our lodging industry products company distributes personal care guest amenities, housekeeping supplies, room accessories and textiles to the lodging industry.

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

     No single foodservice customer accounted for as much as 10% of SYSCO's sales for its fiscal year ended June 28, 2003. Approximately 4% of traditional foodservice sales during fiscal 2003 resulted from a process of competitive bidding. There are no material long-term contracts with any traditional foodservice customer that may not be cancelled by either party at its option.

     SYSCO's sales to chain restaurant customers consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. One chain restaurant customer (Wendy's International, Inc.) accounted for 5% of SYSCO's sales for its fiscal year ended June 28, 2003. Although this customer represents approximately 45% of the SYGMA segment sales, the company does not believe that the loss of this customer would have a material adverse effect on SYSCO as a whole. There are no material long-term contracts with any chain restaurant customer that may not be cancelled by either party at its option.

     Based upon available information, the company estimates that sales by type of customer during the past three fiscal years were as follows:

                                                              FISCAL   FISCAL   FISCAL
TYPE OF CUSTOMER                                               2003     2002     2001
----------------                                              ------   ------   ------
Restaurants.................................................    63%      63%      64%
Hospitals and nursing homes.................................    10       10       11
Schools and colleges........................................     6        6        6
Hotels and motels...........................................     6        6        5
Other.......................................................    15       15       14
                                                               ---      ---      ---
  Totals....................................................   100%     100%     100%
                                                               ===      ===      ===

SOURCES OF SUPPLY

     SYSCO estimates that it purchases from thousands of independent sources, none of which individually account for more than 5% of the company's purchases. These sources of supply consist generally of large corporations selling brand name and private label merchandise and independent private label processors and packers. Generally, purchasing is carried out through centrally developed purchasing programs and direct purchasing programs established by the company's various operating companies. The company continually develops relationships with suppliers but has no material long-term purchase commitments with any supplier.

     In the second quarter of fiscal 2002, SYSCO began restructuring its supply chain. This National Supply Chain initiative, which reorganizes SYSCO's supply chain, involved the creation of the Baugh Supply Chain Cooperative that handles product procurement and the construction of regional distribution centers which will aggregate inventory demand to optimize the supply chain activities for certain products from all SYSCO operating companies in the region. This National Supply Chain initiative is expected to create a more efficient and effective supply chain infrastructure for SYSCO, its suppliers and its customers.

     The use of regional distribution centers is expected to result in lower costs of inventory, transportation, product handling and transaction processing in addition to lowering working capital and future facility expansion needs at the operating companies. Construction is underway on the first regional distribution center, the Northeast Redistribution Center located in Front Royal, Virginia. When complete, the center will receive and distribute food and food-related products to SYSCO's operating companies in the Northeast.

     The Baugh Supply Chain Cooperative, through its staff of 450 persons, administers a consolidated product procurement program designed to develop, obtain and assure consistent quality food and nonfood products. The program covers the purchasing and marketing of SYSCO Brand merchandise, as well as private label and national brand merchandise, encompassing substantially all product lines. The operating companies are all members of the cooperative and can choose to purchase product through the cooperative or directly from suppliers.

CORPORATE HEADQUARTERS' SERVICES

     SYSCO's corporate staff, consisting of approximately 600 persons, makes available a number of services to the company's operating companies. These persons possess experience and expertise in, among other areas, accounting and finance, cash management, information technology, employee benefits, engineering and insurance. The corporate office also makes available legal, marketing and tax compliance services as well as warehousing and distribution services, which provide assistance in space utilization, energy conservation, fleet management and work flow.

CAPITAL IMPROVEMENTS

     To maximize productivity and customer service, the company continues to construct and modernize its distribution facilities. During fiscal 2003, 2002 and 2001, approximately $436,000,000, $416,000,000 and $341,000,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The company estimates its capital expenditures in fiscal 2004 should be in the range of $490,000,000 to $510,000,000. During the three years ended June 28, 2003, capital expenditures were financed primarily by internally generated funds, the company's commercial paper program and bank borrowings. The company expects to finance its fiscal 2004 capital expenditures from the same sources.

EMPLOYEES

     As of June 28, 2003, SYSCO and its operating companies had approximately 47,400 full-time employees, approximately 20% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally. Collective bargaining agreements covering approximately 11% of the company's union employees expire during fiscal 2004. SYSCO considers its labor relations to be satisfactory.

COMPETITION

     The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis. The company believes that, although price and customer contact are important considerations, the principal competitive factor in the foodservice industry is the ability to deliver a wide range of quality products and related services on a timely and dependable basis. Although SYSCO's share of the foodservice industry market in the United States and Canada was an estimated 13% as of June 28, 2003, SYSCO believes, based upon industry trade data, that its sales to the North American "food-prepared-away-from-home" industry were the largest of any foodservice distributor during fiscal 2003. While adequate industry statistics are not available, the company believes that in most instances its local operations are among the leading distributors of food and related nonfood products to foodservice customers in their respective trading areas.

GOVERNMENT REGULATION

     As a marketer and distributor of food products, SYSCO is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration ("FDA"). The FDA regulates manufacturing and holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. For certain product lines, SYSCO is also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act and regulations promulgated thereunder by the U.S. Department of Agriculture ("USDA"). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from the company's suppliers. The company and its products are also subject to state and local regulation through such measures as the licensing of its facilities, enforcement by state and local health agencies of state and local standards for the company's products and regulation of the company's trade practices in connection with the sale of its products. SYSCO's facilities are generally inspected at least annually by state and/or federal authorities. These facilities are also subject to inspections and regulations issued pursuant to the Occupational Safety and Health Act by the U.S. Department of Labor, which require the company to comply with certain manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products distributed by the company.

     The company is also subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates transportation of perishable and hazardous materials and waste, and similar state and local agencies.

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

     SYSCO is not engaged in material research and development activities relating to the development of new products or the improvement of existing products.

     Sales of the company do not generally fluctuate on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.

     As of June 28, 2003, SYSCO and its operating companies operated 162 facilities throughout the United States and Canada, of which 145 were principal distribution facilities.

ITEM 2.  PROPERTIES

     The table below shows the number of distribution facilities and self-serve centers occupied by SYSCO in each state or province and the aggregate cubic footage devoted to cold and dry storage as of June 28, 2003.

                                                NUMBER OF    COLD STORAGE   DRY STORAGE
                                               FACILITIES     (THOUSANDS    (THOUSANDS    SEGMENTS
LOCATION                                       AND CENTERS   CUBIC FEET)    CUBIC FEET)   SERVED *
--------                                       -----------   ------------   -----------   --------
Alabama......................................        2           2,907          2,394       BL
Alaska.......................................        1             236            475       BL
Arizona......................................        1           2,819          3,348       BL
Arkansas.....................................        1           1,631          2,830       BL
California...................................       15          19,926         27,016     BL,S,O
Colorado.....................................        3           4,697          5,438     BL,S,O
Connecticut..................................        1           2,489          2,737       BL
District of Columbia.........................        1             335             30        O
Florida......................................       13          17,846         21,074     BL,S,O
Georgia......................................        5           5,265          8,680        O
Hawaii.......................................        1              --            258        O
Idaho........................................        1           1,004          1,171       BL
Illinois.....................................        4           3,926          7,419     BL,S,O
Indiana......................................        2           2,909          2,250      BL,O
Iowa.........................................        1           1,314          4,148       BL
Kansas.......................................        1           2,762          5,107       BL
Kentucky.....................................        1           2,330          2,648       BL
Louisiana....................................        1           2,577          3,254       BL
Maine........................................        1           1,508          1,916       BL
Maryland.....................................        5           6,754          7,793      BL,O
Massachusetts................................        2           6,570          5,750      BL,S
Michigan.....................................        4           5,565          8,482     BL,S,O
Minnesota....................................        2           4,522          4,307      BL,O
Mississippi..................................        1           2,125          2,690       BL
Missouri.....................................        2           1,368          1,996      BL,O
Montana......................................        1           2,043          1,830       BL
Nebraska.....................................        1           1,844          2,206       BL
Nevada.......................................        2           2,749          3,092      BL,O
New Jersey...................................        3           3,085         10,952      BL,O
New Mexico...................................        1           2,182          1,855       BL
New York.....................................        5           6,802         10,236       BL
North Carolina...............................        4           3,976          9,107     BL,S,O
Ohio.........................................        9           8,992         16,458     BL,S,O
Oklahoma.....................................        2           2,797          3,768      BL,S
Oregon.......................................        3           4,085          3,866     BL,S,O
Pennsylvania.................................        4           7,294          8,806      BL,S
South Carolina...............................        1           2,271          2,362       BL
South Dakota.................................        1               2            123       BL
Tennessee....................................        4           7,915          9,759       BL
Texas........................................       14          16,144         20,201     BL,S,O

                                                NUMBER OF    COLD STORAGE   DRY STORAGE
                                               FACILITIES     (THOUSANDS    (THOUSANDS    SEGMENTS
LOCATION                                       AND CENTERS   CUBIC FEET)    CUBIC FEET)   SERVED *
--------                                       -----------   ------------   -----------   --------
Utah.........................................        1           3,840          3,936       BL
Virginia.....................................        2           4,820          4,342       BL
Washington...................................        1           3,795          3,147       BL
Wisconsin....................................        3           6,509          6,732       BL
Alberta, Canada..............................        3           4,380          4,375       BL
British Columbia, Canada.....................        8           3,866          4,568      BL,O
Manitoba, Canada.............................        1           1,135            860       BL
New Brunswick, Canada........................        2           1,172          1,031       BL
Newfoundland, Canada.........................        2             744            669       BL
Nova Scotia, Canada..........................        2             744            710       BL
Ontario, Canada..............................        8           8,986         10,129     BL,S,O
Quebec, Canada...............................        1             716          1,218       BL
Saskatchewan, Canada.........................        1           1,271            750       BL
                                                   ---         -------        -------
     Total...................................      162         217,544        280,299
                                                   ===         =======        =======

---------------

* Segments served include Broadline (BL), SYGMA (S) and Other (O).

     SYSCO owns approximately 386,000,000 cubic feet of its distribution facilities and self-serve centers (or 77.4% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 2004 to fiscal 2023, exclusive of renewal options. Certain of the facilities owned by the company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $24,096,000 at June 28, 2003. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates to 2026.

     The company owns its approximately 188,000 square foot headquarters office complex in Houston, Texas and leases approximately 201,000 square feet of additional office space in Houston, Texas.

     Facilities in Rocky Hills, Connecticut; Halfmoon, New York; Miami, Florida; Little Rock, Arkansas; Palmetto, Florida; Cleveland, Ohio; San Antonio, Texas; and Billings, Montana (which in the aggregate accounted for approximately 9.8% of fiscal 2003 sales) are operating near capacity and the company is currently constructing expansions or replacements for these distribution facilities. New distribution facilities are also under construction in Fargo, North Dakota and Ventura County, California. In addition, the company's first regional distribution center is under construction in Front Royal, Virginia.

     As of June 28, 2003, SYSCO's fleet of approximately 8,570 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The company owns approximately 87% of these vehicles and leases the remainder.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of SYSCO, each of whom serves at the discretion of the Board and holds the office opposite his or her name below until the meeting of the Board of Directors immediately preceding the next Annual Meeting of Stockholders or until his or her successor has been elected or qualified. Executive officers who also serve as directors, serve as directors until expiration of their terms or until their successors have been elected and qualified. Each officer listed below has been employed by the company for at least the past five years.

                                                                   SERVED IN THIS
NAME OF OFFICER                             CAPACITY               POSITION SINCE   AGE
---------------                  -------------------------------   --------------   ---
Richard J. Schnieders..........  Chairman and Chief Executive          2003         55
                                 Officer;
                                 Director                              2000
Larry J. Accardi...............  Executive Vice President,             2000         54
                                 Merchandising Services and
                                 Multi-Unit Sales;
                                 President, Specialty                  2002
                                 Distribution
Kenneth J. Carrig..............  Senior Vice President,                1999         46
                                 Administration
James C. Graham................  Senior Vice President,                2000         53
                                 Foodservice Operations
William Holden.................  Senior Vice President,                2003         58
                                 Foodservice Operations
James E. Lankford..............  Senior Vice President,                2000         50
                                 Foodservice Operations
Thomas E. Lankford.............  President and Chief Operating         2003         56
                                 Officer;
                                 Director                              2000
Gregory K. Marshall............  Senior Vice President, SYSCO;         1984         56
                                 CEO, The SYGMA Network
Michael C. Nichols.............  Vice President and General            1999         51
                                 Counsel;
                                 Corporate Secretary                   2002
Larry G. Pulliam...............  Senior Vice President,                2002         47
                                 Merchandising Services
Diane D. Sanders...............  Vice President and Treasurer          1994         54
Stephen F. Smith...............  Senior Vice President,                2002         53
                                 Foodservice Operations
Bruce L. Soltis................  Senior Vice President,                2002         58
                                 Foodservice Operations
Kenneth F. Spitler.............  Executive Vice President,             2003         54
                                 Foodservice Operations
John K. Stubblefield, Jr. .....  Executive Vice President,             2000         57
                                 Finance and Administration;
                                 Director                              2003
James D. Wickus................  Senior Vice President,                1995         61
                                 Foodservice Operations

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for SYSCO's Common Stock (SYY) is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for SYSCO's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the periods indicated.

                                                      COMMON STOCK
                                                         PRICES
                                                     ---------------   DIVIDENDS DECLARED
                                                      HIGH     LOW         PER SHARE
                                                     ------   ------   ------------------
Fiscal 2002:
  First Quarter....................................  $29.86   $21.75         $0.07
  Second Quarter...................................   27.22    23.85          0.09
  Third Quarter....................................   30.35    25.28          0.09
  Fourth Quarter...................................   29.94    25.76          0.09
Fiscal 2003:
  First Quarter....................................  $31.37   $21.25         $0.09
  Second Quarter...................................   32.58    28.01          0.11
  Third Quarter....................................   30.89    22.90          0.11
  Fourth Quarter...................................   31.50    24.83          0.11

     The number of record owners of SYSCO's Common Stock as of September 9, 2003 was 15,442.

     In August 2002, a total of 24,868 shares of Common Stock were issued to three retired employees pursuant to the company's Management Incentive Plan which was approved by shareholders on November 3, 2000. In each case, the shares had been elected to be received in lieu of a portion of the individual's cash bonus earned during fiscal 2002 and prior to retirement. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, in a transaction that did not involve any public offering.

     In October 2001 and September 2002, a total of 64,450 and 128,902 shares, respectively, were released to the former shareholders of Buckhead Beef Company ("Buckhead") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of Buckhead in August 1999.

     In October 2001, a total of 64,024 shares were released to the former shareholders of Newport Meat Company ("Newport") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of Newport in July 1999.

     In October 2001 and October 2002, a total of 47,060 and 47,056 shares, respectively, were released to the former shareholders of Malcolm Meats Company ("Malcolm") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of Malcolm in November 1999.

     In October 2002, a total of 26,034 Dividend Access Shares, convertible on a one-for-one basis into SYSCO shares, were released to the former owners of HRI Supply, Ltd. ("HRI") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of HRI in May 2001.

     In March 2003, a total of 537,777 shares were released to the former shareholders of FreshPoint Holdings, Inc. ("FreshPoint") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of FreshPoint in March 2000.

     In April 2002 and February 2003, a total of 35,520 and 35,520 Dividend Access Shares, respectively, convertible on a one-for-one basis into SYSCO shares, were released to the former shareholders of North Douglas Distributors ("North Douglas") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of North Douglas in December 2000.

     All of the above issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     In July 2001, a total of 111,997 shares were issued to the former shareholders of North Douglas upon the conversion of Dividend Access Shares issued in connection with SYSCO's acquisition of North Douglas in

December 2000. In June 2001, a total of 58,000 shares were issued to the former shareholders of HRI upon the conversion of Dividend Access Shares issued in connection with SYSCO's acquisition of HRI in May 2001. The foregoing shares were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       FISCAL YEAR ENDED
                              -------------------------------------------------------------------
                                                                                        1999(2)
                                2003(1)        2002         2001(2)     2000(2),(3)   (53 WEEKS)
                              -----------   -----------   -----------   -----------   -----------
                                             (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales.......................  $26,140,337   $23,350,504   $21,784,497   $19,303,268   $17,422,815
Earnings before income
  taxes.....................    1,260,387     1,100,870       966,655       737,608       593,887
Income taxes................      482,099       421,083       369,746       283,979       231,616
                              -----------   -----------   -----------   -----------   -----------
Earnings before cumulative
  effect of accounting
  change....................      778,288       679,787       596,909       453,629       362,271
Cumulative effect of
  accounting change.........           --            --            --        (8,041)           --
                              -----------   -----------   -----------   -----------   -----------
Net earnings................  $   778,288   $   679,787   $   596,909   $   445,588   $   362,271
                              ===========   ===========   ===========   ===========   ===========
Earnings before accounting
  change:
  Basic earnings per
     share..................  $      1.20   $      1.03   $      0.90   $      0.69   $      0.54
  Diluted earnings per
     share..................         1.18          1.01          0.88          0.68          0.54
Cumulative effect of
  accounting change:
  Basic earnings per
     share..................           --            --            --         (0.01)           --
  Diluted earnings per
     share..................           --            --            --         (0.01)           --
Net earnings:
  Basic earnings per
     share..................         1.20          1.03          0.90          0.68          0.54
  Diluted earnings per
     share..................         1.18          1.01          0.88          0.67          0.54

Dividends declared per
  share.....................         0.42          0.34          0.27          0.23          0.20
Total assets................    6,936,521     5,989,753     5,352,987     4,730,145     4,081,205
Capital expenditures........      435,637       416,393       341,138       266,413       286,687

Long-term debt..............  $ 1,249,467   $ 1,176,307   $   961,421   $ 1,023,642   $   997,717
Shareholders' equity........    2,197,531     2,132,519     2,100,535     1,721,584     1,394,221
                              -----------   -----------   -----------   -----------   -----------
Total capitalization........  $ 3,446,998   $ 3,308,826   $ 3,061,956   $ 2,745,226   $ 2,391,938
                              ===========   ===========   ===========   ===========   ===========
Ratio of long-term debt to
  capitalization............         36.2%         35.6%         31.4%         37.3%         41.7%

---------------

(1) SYSCO adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective at the beginning of fiscal year 2003. As a result, the amortization of goodwill was discontinued.

(2) The per share data for fiscal 2001 and prior years reflect the 2-for-1 stock split of December 15, 2000.

(3) In fiscal 2000, SYSCO recorded a one-time, after-tax, non-cash charge of $8,041 to comply with the required adoption of AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     SYSCO provides marketing and distribution services to foodservice customers throughout the United States and Canada. The company intends to continue to expand its market share through profitable sales growth, foldouts and acquisitions. The company also strives to increase the effectiveness of its marketing associates, its consolidated buying programs and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

     SYSCO's operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers' needs; cash dividends; and acquisitions compatible with the company's overall growth strategy. Any remaining cash generated from operations may, at the discretion of management, be applied toward a portion of the cost of the share repurchase program, while the remainder of the cost may be financed with additional long-term debt. SYSCO's share repurchase program is used primarily to offset shares issued under various employee benefit and compensation plans, for acquisitions and to reduce shares outstanding, which may have the net effect of increasing earnings per share. Management targets a long-term debt to total capitalization ratio between 35% and 40%. The ratio may exceed the target range from time to time due to borrowings incurred in order to fund acquisitions and internal growth opportunities and due to fluctuations in the timing and amount of share repurchases. The ratio also may fall below the target range due to strong cash flow from operations and fluctuations in the timing and amount of share repurchases. This ratio was 36.2% and 35.6% at June 28, 2003 and June 29, 2002, respectively.

     The company generated net cash from operations of $1,372,840,000 in fiscal 2003, $1,084,980,000 in fiscal 2002, and $955,224,000 in fiscal 2001. The overall increases in operating results contributed to the annual increases in cash flows from operations. In addition, several factors also contributed to the increase in cash flow from operations. During the second quarter of fiscal 2002, the company began reorganizing its supply chain to maximize consolidated efficiencies and increase the effectiveness of the merchandising and procurement functions performed for the benefit of customers. The new structure results in the deferral of certain federal and state income tax payments and is reflected in the increase in net deferred taxes. Tax payments made during the year of $28,747,000 were $211,045,000 less than tax payments made in the prior year. This decrease is primarily due to the deferrals discussed above as well as the impact of other temporary differences and the timing and amount of tax payments. The company estimates the cash flow savings from this deferral in fiscal 2003 to be approximately $410,000,000 as compared to approximately $267,000,000 in fiscal 2002. The company expects the positive cash flow impact of deferrals in fiscal 2004 and beyond to be less than fiscal 2003 levels, as it will begin making payments related to these deferrals in fiscal 2004. The company expects the net cash flow impact of deferrals in fiscal 2004 and beyond to be incrementally positive when compared to what would have been paid on an annual basis without the deferral due to the company's belief that its volume through the new structure will continue to grow. In addition, a federal tax payment of $75,000,000 normally due in the fourth quarter of 2001 was deferred until the first quarter of 2002 as allowed by the Internal Revenue Service, due to the Texas tropical storm Allison disaster, and is reflected in the decrease of accrued income taxes in fiscal 2002.

     Cash flow from operations for fiscal 2003 was positively impacted by increases in accounts payable balances offset by increases in accounts receivable and inventory balances and decreases in accrued expenses and other liabilities. Increased sales volumes over the comparable periods contributed to the increase in accounts receivable balances. SYSCO has also experienced sales increases with national contract customers that have outpaced the sales increases from marketing associate-served customers. National contract customers' payment terms are traditionally longer than the SYSCO average. In addition, SYSCO had approximately $37,000,000 in receivables past due at year-end from a U.S. military contractor that have since been paid. The increased sales volumes also contributed to the increase in inventory balances. The increase in accounts payable balances was partially due to the increased inventory balances and was significantly aided by an increase in accounts payable days outstanding over the comparable period. A contributor to the decrease in accrued expenses and other liabilities was the increase in pension contributions from $83,136,000 in fiscal 2002 to $164,565,000 in fiscal 2003.

     Cash used for investing activities was $681,825,000 in fiscal 2003, $662,300,000 in fiscal 2002, and $338,751,000 in fiscal 2001. Expenditures for facilities, fleet and other equipment were $435,637,000 in fiscal 2003, $416,393,000 in fiscal 2002, and $341,138,000 in fiscal 2001. The increase in fiscal 2003 over fiscal 2002 was primarily due to the construction of fold-out facilities in Las Vegas, Nevada and Ventura, California, replacement facilities in Cleveland, Ohio; Dallas, Texas; and Miami, Florida and the Northeast Redistribution Center in Front Royal, Virginia (first phase of the National Supply Chain initiative). The increase in fiscal 2002 over fiscal 2001 was primarily due to the construction of fold-out facilities located in Sacramento, California; Columbia, South Carolina; and Las Vegas, Nevada. Fiscal 2002 expenditures also included costs incurred on the construction or expansion of facilities in Dallas, Texas; Norman, Oklahoma; Baraboo, Wisconsin; and Jersey City, New Jersey. Total expenditures in fiscal 2004 are expected to increase to the range of $490,000,000 to $510,000,000 due to the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the company's supply chain initiatives; and investments in technology. Expenditures for acquisitions of businesses were $209,010,000 in fiscal 2003, $234,618,000 in fiscal 2002, and $10,363,000 in fiscal 2001.

     The National Supply Chain project is expected to create a more efficient and effective supply chain infrastructure for SYSCO, its suppliers and its customers. The project entails the implementation of regional distribution centers, which will aggregate inventory demand to optimize the supply chain activities for certain products from all SYSCO operating companies in the region. The project is expected to achieve lower costs of inventory, transportation, product handling and transaction processing in addition to lowering working capital and future facility expansion needs at the operating companies. The Northeast Redistribution Center is expected to be operational in the summer of 2004. The center will receive and distribute food and food-related products to SYSCO operating companies in the Northeast, creating benefits for customers and suppliers, as well as for SYSCO.

     In November 2000, the company filed with the Securities and Exchange Commission a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of June 28, 2003, 29,477,835 shares remained available for issuance under this registration statement.

     Cash used for financing activities was $550,528,000 in fiscal 2003, $359,984,000 in fiscal 2002, and $639,858,000 in fiscal 2001. In September 2001, the Board authorized the repurchase of an additional 16,000,000 shares, which was completed during fiscal 2003. In July 2002, the Board authorized the repurchase of an additional 20,000,000 shares. Under this authorization, 9,063,200 shares remained available for purchase at June 28, 2003. In September 2003, the Board authorized the repurchase of an additional 20,000,000 shares. The number of shares acquired and their cost during the past three fiscal years was 16,500,000 shares for $478,471,000 in fiscal 2003, 18,000,000 shares for
$473,558,000 in fiscal 2002, and 16,000,000 shares for $428,196,000 in fiscal
2001.

     Dividends paid were $261,854,000 in fiscal 2003, $213,275,000 in fiscal 2002, and $173,701,000 in fiscal 2001. SYSCO began paying the current quarterly dividend rate of $0.11 per share in January 2003, an increase from the $0.09 per share that became effective in January 2002. In May 2003, SYSCO declared its regular quarterly dividend for the first quarter of fiscal 2004 of $0.11 per share, which was paid in July 2003. In September 2003, SYSCO also declared its regular quarterly dividend for the second quarter of fiscal 2004 of $0.11 per share, payable in October 2003.

     In April 2002, SYSCO issued $200,000,000 principal amount of 4.75% notes due July 30, 2005 under a shelf registration statement filed in June 1998. These notes, which were priced at 99.8% of par, are unsecured and are not subject to any sinking fund requirement. They include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to insure that the note holders are not penalized by early redemption. Proceeds from the notes were used to pay down borrowings under the company's commercial paper program. As of August 29,

2003, there was $425,000,000 in principal amount outstanding under the previously filed registration statement, leaving $75,000,000 available for issuance.

     Concurrent with the issuance of these notes, SYSCO entered into an interest rate swap agreement with a notional amount of $200,000,000 whereby SYSCO received a fixed rate equal to 4.75% per annum and paid a benchmark interest rate of six-month LIBOR in arrears less 84.5 basis points. In June 2003, SYSCO terminated this swap agreement and received approximately $15,359,000 representing the fair value of the swap agreement at the time of termination. A corresponding amount is reflected as an increase in the carrying value of the related debt to reflect its fair value at termination. This increase in the carrying value of the debt is being amortized as a reduction of interest expense over the remaining term of the debt.

     In May 2002, SYSCO International, Co., a wholly-owned subsidiary of SYSCO, issued 6.10% notes totaling $200,000,000 due June 1, 2012 in a private offering. These notes, which were priced at 99.7% of par, were fully and unconditionally guaranteed by Sysco Corporation, were not subject to any sinking fund requirement, included registration rights for the note holders, and included a redemption provision which allowed SYSCO International, Co. to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to insure that the note holders were not penalized by the early redemption. In December 2002, SYSCO International, Co. completed a registered exchange offer for these notes. In the exchange offer, all of the outstanding $200,000,000 notes were exchanged for new notes which are identical in all respects to the outstanding notes except that the new notes are registered under the Securities Act of 1933. The new notes are fully and unconditionally guaranteed by Sysco Corporation. The proceeds from these notes were utilized to repay commercial paper borrowings issued by SYSCO International, Co. to fund the acquisition of a Canadian broadline foodservice business.

     SYSCO has uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95,000,000 at June 28, 2003 and up to $125,000,000 at June 29, 2002. There were no borrowings outstanding under these lines of credit as of June 28, 2003 or August 29, 2003.

     SYSCO has a commercial paper program in the United States which was supported by a bank credit facility in the amount of $450,000,000 as of June 28, 2003 maturing in fiscal 2008. SYSCO also has a commercial paper program in Canada which is supported by a bank credit facility in the amount of $100,000,000 in Canadian dollars maturing in fiscal 2004. During fiscal 2003, 2002 and 2001, commercial paper and short-term bank borrowings ranged from approximately $55,813,000 to $495,703,000, $51,472,000 to $538,362,000, and
$157,631,000 to $411,790,000, respectively. Commercial paper borrowings were $151,748,000 as of June 28, 2003 and $92,755,000 as of August 29, 2003. The
company intends to settle outstanding commercial paper borrowings when they come due by issuing additional debt or retiring them utilizing cash generated from operations.

     Total debt at June 28, 2003 was $1,372,236,000, of which approximately 88% was at fixed rates averaging 5.7% and the remainder was at floating rates averaging 2.5%. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

     In summary, SYSCO believes that through continual monitoring and management of assets together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

CONTRACTUAL OBLIGATIONS

     The following table sets forth certain information concerning SYSCO's obligations to make future payments under contracts, such as debt and lease agreements:

                                                           PAYMENTS DUE BY PERIOD
                              ---------------------------------------------------------------------------------
                                 TOTAL                                                                   OVER
                              OBLIGATIONS   0-1 YEAR   1-2 YEARS   2-3 YEARS   3-4 YEARS   4-5 YEARS   5 YEARS
                              -----------   --------   ---------   ---------   ---------   ---------   --------
                                                               (IN THOUSANDS)
Short-term debt and
  commercial paper..........  $  151,748    $101,822   $     --    $     --    $     --    $ 49,926    $     --
Long-term debt..............   1,186,960      15,514    152,881     418,103     102,913       4,094     493,455
Capital lease obligations...      33,528       5,433      4,733       2,664         942         433      19,323
Long-term non-capitalized
  leases....................     270,288      53,673     45,706      38,041      27,317      20,830      84,721
                              ----------    --------   --------    --------    --------    --------    --------
Total contractual cash
  obligations...............  $1,642,524    $176,442   $203,320    $458,808    $131,172    $ 75,283    $597,499
                              ==========    ========   ========    ========    ========    ========    ========

     Included in other long-term liabilities of $289,998,000 as of June 28, 2003 are Sysco's obligations related to pension and deferred compensation plans.

SALES

     Sales increased 11.9% in fiscal 2003, 7.2% in fiscal 2002 and 12.8% in fiscal 2001. The annual sales increases were attributable to a variety of factors, including the progress of SYSCO's Customers Are Really Everything to SYSCO (C.A.R.E.S.) customer relationship initiatives, a persistent focus on increasing sales to marketing associate-served customers, the continuing recognition by customers of the quality and value of SYSCO Brand products, the overall growth in the foodservice industry and acquisitions. Real sales growth, calculated as total sales growth less non-comparable acquisitions and adjusted for internally estimated product cost inflation or deflation, was approximately 6.7% in fiscal 2003. Acquisitions represented 5.2% of sales increases for fiscal 2003 and there was no inflation or deflation. Product costs trended upward during the last half of the fiscal year, reversing the deflationary pressures experienced during the first half of the year, resulting in a flat rate for the entire year. Real sales growth is a non-GAAP financial measure as defined by the Securities and Exchange Commission. Management believes it is a useful indicator of the company's organic growth without regard to acquisitions and inflation.

     After adjusting for acquisitions and inflation, real sales growth was approximately 2.7% in 2002. Acquisitions represented 3.4% of sales increases for fiscal 2002 and inflation was 1.1%. After adjusting for acquisitions and inflation, real sales growth was approximately 5.8% in fiscal 2001. Acquisitions represented 4.5% of total sales in fiscal 2001 and inflation was approximately 2.5%. The lower sales growth in 2002 was attributable to the overall softness in the economy and comparisons to sales increases in fiscal 2001.

     Industry sources estimate the total foodservice market experienced a real sales decline of approximately 0.3% in calendar year 2002 and zero real sales growth in calendar year 2001.

     SYSCO's sales for fiscal 2001 through 2003 were as follows:

FISCAL YEAR                                              SALES        % INCREASE
-----------                                         ---------------   ----------
2003..............................................  $26,140,337,000      11.9%
2002..............................................   23,350,504,000       7.2
2001..............................................   21,784,497,000      12.8

     A comparison of the sales mix in the principal product categories during the last three years is presented below:

                                                              2003   2002   2001
                                                              ----   ----   ----
Canned and dry products.....................................   19%    19%    19%
Fresh and frozen meats......................................   18     18     18
Frozen fruits, vegetables, bakery and other.................   14     13     13
Poultry.....................................................   10     10     10
Dairy products..............................................    9      9      9
Fresh produce...............................................    8      9      9
Paper and disposables.......................................    8      8      8
Seafoods....................................................    6      6      6
Beverage products...........................................    3      3      3
Janitorial products.........................................    2      2      2
Equipment and smallwares....................................    2      2      2
Medical supplies............................................    1      1      1
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     A comparison of sales by type of customer during the last three years is presented below:

                                                              2003   2002   2001
                                                              ----   ----   ----
Restaurants.................................................   63%    63%    64%
Hospitals and nursing homes.................................   10     10     11
Schools and colleges........................................    6      6      6
Hotels and motels...........................................    6      6      5
All other...................................................   15     15     14
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

COST OF SALES

     Cost of sales increased approximately 12.1% in fiscal 2003, 6.9% in fiscal 2002 and 11.9% in fiscal 2001. In fiscal 2003, the increase in cost of sales resulted in gross margins as a percent of sales decreasing 0.08 percentage points compared to the prior year. This decrease was primarily attributable to two factors. First, multi-unit sales growth of 13.3% was greater than marketing associate-served sales growth of 10.5%. Multi-unit sales tend to have lower gross margins (coupled with lower expenses) than marketing associate-served sales. Secondly, fresh-cut meat sales grew as a percentage of overall sales. As these are higher price and lower gross margin percentage products, this had the effect of decreasing overall gross margins as a percent of sales even as gross margin dollars increased. In 2002 and 2001, the rate of increase in cost of sales was less than the rate of sales increase leading to improved gross margins. The rate of increase in gross margins is influenced by SYSCO's overall customer and product mix, economies realized in purchasing and higher sales of SYSCO Brand products.

OPERATING EXPENSES

     Operating expenses include the costs of warehousing and delivering products as well as selling and administrative expenses. These expenses as a percent of sales were 14.7% for fiscal 2003 and 14.8% for fiscal 2002 and 2001. Changes in the percentage relationship of operating expenses to sales result from an interplay of several factors, including customer mix. Inflationary increases in operating costs generally have been offset through improved productivity.

     The decrease in expenses in fiscal 2003 was primarily attributable to improved operating efficiencies as demonstrated by improving trends in key expense metrics including pieces sold per delivery and product line items sold per delivery. These operating expense improvements were partially offset by increases in net pension costs of $22,952,000 and by increases in expenses incurred in connection with the National Supply Chain initiative of $5,996,000.

     Operating expenses in fiscal 2002 were negatively impacted by increased costs realized during the initial operating periods of fold-outs in Sacramento, California; Columbia, South Carolina; and Las Vegas, Nevada. In addition, the increase in marketing associate-served sales is accompanied by higher expenses to serve these customers.

INTEREST EXPENSE

     Interest expense for fiscal 2003 increased $9,337,000, or approximately 14.8% over fiscal 2002, which had decreased $8,879,000, or approximately 12.4% below fiscal 2001. The increase in interest expense in fiscal 2003 was primarily due to increased borrowings, partially offset by decreases in interest rate levels. The decrease in interest expense in fiscal 2002 was primarily due to decreases in interest rates for short-term and commercial paper borrowings. Interest capitalized during construction periods for the past three years was $5,244,000 in fiscal 2003, $3,746,000 in fiscal 2002 and $2,995,000 in fiscal
2001.

OTHER, NET

     Other, net was income of $8,347,000 in fiscal 2003, an increase of $5,542,000 from the income of $2,805,000 in fiscal 2002. Fiscal 2002's income of $2,805,000 increased $2,906,000 from the $101,000 expense in fiscal 2001.
Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities.

EARNINGS BEFORE INCOME TAXES

     Earnings before income taxes in fiscal 2003 rose $159,517,000, or approximately 14.5% above fiscal 2002 which had increased $134,215,000, or approximately 13.9%, over fiscal 2001. Additional sales and realization of operating efficiencies contributed to the increases.

PROVISION FOR INCOME TAXES

     The effective tax rate was 38.25% in fiscal 2003, 2002 and 2001. SYSCO anticipates an effective tax rate of 38.50% in fiscal 2004. The increase is attributable to the increasing effective rates of state income taxes.

NET EARNINGS

     Fiscal 2003 represents the twenty-seventh consecutive year of increased net earnings. Net earnings rose $98,501,000 or approximately 14.5% above fiscal 2002, which had increased $82,878,000 or approximately 13.9% over fiscal 2001. The increases were caused by additional sales, operating efficiencies and other factors discussed above.

RETURN ON AVERAGE SHAREHOLDERS' EQUITY

     The return on average shareholders' equity was approximately 36% in fiscal 2003 and 31% in fiscal 2002 and fiscal 2001. Since its inception, SYSCO has averaged in excess of an 18% return on average shareholders' equity before the cumulative effect of accounting changes.

BROADLINE SEGMENT

     Broadline segment sales increased by 12.1% in fiscal 2003 as compared to fiscal 2002 and by 5.8% in fiscal 2002 as compared to fiscal 2001. The fiscal 2003 and 2002 sales growth was due primarily to increased sales to marketing associate-served and multi-unit customers, including increased sales of SYSCO Brand products, as well as the acquisition of a Canadian broadline foodservice operation. The sales growth was obtained through increased sales to the existing customer base as well as the acquisition of new customers. Broadline segment sales as a percentage of total SYSCO sales increased to 82.2% in fiscal 2003 from 82.1% in fiscal 2002 which decreased from 83.1% in fiscal 2001. The increase in fiscal 2003 was due primarily to the acquisition of a Canadian broadline foodservice operation. The decrease in fiscal 2002 was due primarily to acquisitions of specialty meat, lodging industry product and produce companies in the Other segments and greater percentage growth of specialty meat, lodging industry companies and SYGMA segment as a percentage of overall SYSCO sales.

     Earnings before income taxes for the Broadline segment increased by 12.8% in fiscal 2003 as compared to fiscal 2002 and by 12.4% in fiscal 2002 as compared to fiscal 2001. The increases in earnings before income taxes for fiscal 2003 and fiscal 2002 were driven by improved operating efficiencies as well as increased sales to multi-unit and marketing associate-served customers and increases in sales of SYSCO Brand products.

SYGMA SEGMENT

     SYGMA segment sales increased by 9.2% in fiscal 2003 as compared to fiscal 2002 and 10.6% in fiscal 2002 as compared to fiscal 2001. The fiscal 2003 sales growth was primarily due to sales growth in SYGMA's existing customer base as well as the acquisition of two quickservice operations. Sales growth in fiscal 2002 was due primarily to sales growth in SYGMA's existing customer base. SYGMA segment sales as a percentage of total SYSCO sales decreased to 11.2% in fiscal 2003 from 11.4% in fiscal 2002 which increased from 11.1% in fiscal 2001. The decrease in fiscal 2003 was due to the sales growth in the Broadline and Other segments.

     Earnings before income taxes for the SYGMA segment increased by 3.4% in fiscal 2003 as compared to fiscal 2002 and 41.2% in fiscal 2002 as compared to fiscal 2001. The increase in fiscal 2003 was primarily due to increased sales. The increase in fiscal 2002 was due to operating efficiencies and improved labor productivity realized during the fiscal year.

OTHER SEGMENTS

     Other segment sales increased by 17.3% in fiscal 2003 as compared to fiscal 2002 and 23.9% in fiscal 2002 as compared to fiscal 2001. Other segment sales as a percentage of total SYSCO sales increased to 7.7% in fiscal 2003 from 7.3% in fiscal 2002 which increased from 6.3% in fiscal 2001. The increase in fiscal 2003 was primarily attributable to sales growth in our custom meat-cutting operations as well as the timing of acquisitions made during the year. The increase in fiscal 2002 was due primarily to the timing of acquisitions made during the year.

     Earnings before income taxes for the Other segment increased by 4.8% in fiscal 2003 as compared to fiscal 2002 and 15.5% in fiscal 2002 as compared to fiscal 2001. The increase in fiscal 2003 was due primarily to the acquisition of a specialty distributor of products to the Asian foodservice market, increased earnings from increased gross margins and operating efficiencies at the company's specialty produce operations, and increased earnings from increased sales and gross margins at the company's specialty lodging industry products operations. These were offset by expenses incurred on a start-up operation supplying the health care industry and decreased earnings at the company's specialty meat-cutting operations. This decrease was primarily attributable to decreased gross margins as meat costs increased in a highly inflationary period. Gross margin percentages on products priced on a mark-up per pound basis are difficult to maintain during inflationary periods. The increase in fiscal 2002 was due primarily to the timing of acquisitions made during the periods presented but was offset by a decrease due to the downturn in demand in travel and resort destination cities which are serviced by certain of the specialty companies.

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

     Critical accounting policies are those that are most important to the portrayal of the company's financial condition and results of operations. These policies require management's most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Senior management has reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting estimates and this related disclosure. SYSCO's most critical accounting policies pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans and accounting for business combinations.

Allowance for Doubtful Accounts Receivable

     SYSCO evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where the company is aware of a specific customer's inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on analysis of historical trends of write-offs and recoveries. The company utilizes specific criteria to determine uncollectible receivables to be written off including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. If the financial condition of SYSCO's customers were to deteriorate, additional allowances may be required.

Self-Insurance Program

     SYSCO maintains a self-insurance program covering portions of workers' compensation, group medical, general liability and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. In an attempt to mitigate the risks of workers' compensation, vehicle and general liability claims, safety procedures and awareness programs have been implemented.

Pension Plans

     SYSCO maintains defined benefit and defined contribution retirement plans for its employees. The company also contributes to various multi-employer plans under collective bargaining agreements. The defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation. SYSCO also maintains a non-qualified, unfunded Supplementary Executive Retirement Plan (SERP) for key employees. In order to meet its obligations under the SERP, the company maintains life insurance policies on the lives of participants. SYSCO is the sole owner and beneficiary of such policies, which are excluded from plan assets in arriving at prepaid (accrued) benefit cost. Cash surrender values of such policies were $74,730,000 at June 28, 2003 and $71,418,000 at June 29, 2002.

     SYSCO accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," as amended by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106." These statements require that the amounts recognized in the financial statements be determined on an actuarial basis. Three of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets.

     For guidance in determining the discount rate, SYSCO refers to rates of return on high-quality fixed-income investments, including, among other items, Moody's long-term AA corporate bond yields. The discount rate utilized by SYSCO was 6.00% and 7.25% as of June 28, 2003 and June 29, 2002, respectively. The discount rate assumption is reviewed annually and revised as deemed appropriate, as it was at June 28,

2003, when the discount rate was reduced to 6.00% from 7.25% and at June 29, 2002 when the discount rate was reduced to 7.25% from 7.50%.

     The discount rate assumption utilized impacts the recorded amount of pension expense. The 0.25% decrease in the discount rate used at June 29, 2002 increased SYSCO's net pension expense for fiscal 2003 by approximately $5,500,000. The decrease in the discount rate of 1.25% at June 28, 2003 will increase SYSCO's pension expense for fiscal 2004 by approximately $35,300,000.

     SYSCO looks to actual plan experience in determining the rates of increase in compensation levels. SYSCO used a plan specific age-related set of rates (equivalent to a single rate of 5.89%), as of June 28, 2003 and June 29, 2002.

     The expected long-term rate of return on plan assets was 9.00% and 9.50% as of June 28, 2003 and June 29, 2002, respectively. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was 12.1%, 7.5%, 2.7% and a negative 14.3% over the twenty-year, ten-year, five-year and one-year periods ended December 31, 2002, respectively. In addition, in nine of the last fifteen years, the actual return on plan assets has exceeded 9.50%. The rate of return assumption is reviewed annually and revised as deemed appropriate as it was at June 28, 2003 when the expected return was reduced to 9.00% from 9.50% and at June 29, 2002 when the expected return was reduced to 9.50% from 10.50%.

     The expected return on plan assets impacts the recorded amount of pension expense. The 1% decrease in the assumed rate of return increased SYSCO's net pension expense for fiscal 2003 by approximately $4,900,000. The decrease in the expected return of 0.50% at June 28, 2003 will increase SYSCO's net pension expense for fiscal 2004 by approximately $3,400,000.

     Amortization of unrecognized net asset losses increased pension expense for fiscal year 2003 by approximately $5,800,000 and is expected to further increase pension expense for fiscal year 2004 by approximately $4,200,000.

     Changes in assumptions regarding the discount rate together with actual returns on plan assets below the expected return assumptions resulted in the company being required to reflect a cumulative adjustment to other comprehensive income with respect to minimum pension liability of $185,118,000, net of tax, as of June 28, 2003 and $65,435,000, net of tax, as of June 29, 2002. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in the pension liability and an offsetting charge to shareholders' equity, net of tax, through comprehensive loss rather than net income.

     The company's prepaid pension cost prior to the recognition of the additional minimum pension liability was $91,340,000 and $1,063,000 at June 28, 2003 and June 29, 2002, respectively. Included in arriving at accrued benefit cost as of June 28, 2003 and June 29, 2002, respectively, are $493,829,000 and $236,852,000 in deferred net actuarial losses resulting from the variance of actual experience from that projected by actuarial assumptions. A portion of this unrecognized loss is amortized and recognized in accordance with SFAS No. 87 in pension expense over time.

     The company recognized net pension costs of $74,288,000, net of an expected asset return of $44,061,000, and $51,336,000, net of an expected asset return of $42,039,000, for fiscal years 2003 and 2002, respectively. Changes in the assumptions together with the normal growth of the plan and the impact of losses from prior periods, increased net pension cost $22,952,000 in fiscal 2003 and is expected to increase fiscal 2004 by $39,900,000.

     The company's cash contributions to its pension plans were $164,565,000 and $83,136,000 in fiscal years 2003 and 2002, respectively. For the past several years no contributions have been required to be made to the qualified pension trust, as determined by government regulations; however, SYSCO has chosen to voluntarily make contributions. In fiscal 2004, contributions to the qualified pension trust will also not be required as determined by government regulations.

Accounting for Business Combinations

     Goodwill and intangible assets represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the appropriate reporting unit. In addition, SYSCO assesses the recoverability of these intangibles by determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry. Actual results could differ from these assumptions and projections resulting in the company revising its assumptions and, if required, recognizing an impairment loss.

NEW ACCOUNTING STANDARDS

     SYSCO adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective at the beginning of fiscal 2003. As a result, the amortization of goodwill was discontinued. Management completed its assessment of the impact that the adoption of SFAS No. 142 had on the company's consolidated financial statements and determined that there was no impairment to the carrying value of goodwill. Had goodwill amortization been discontinued for all the fiscal years reported, SYSCO's pro forma net earnings and diluted earnings per share were $778,288,000 and $1.18 in fiscal 2003, $694,320,000 and $1.03 in fiscal 2002 and $608,998,000 and $0.90 in fiscal 2001.

     SYSCO adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective in fiscal 2003. The adoption of SFAS No. 144 has not had a material effect on the company's consolidated financial statements.

     SYSCO has adopted the provisions of Financial Accounting Standards Board
(FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. This interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements became effective for SYSCO's financial statements for the third quarter of fiscal 2003. The adoption of this interpretation did not have a material impact on SYSCO's consolidated financial statements or disclosures.

     SYSCO adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," in the third quarter of fiscal 2003. SFAS No. 148 provides alternative methods of transition to SFAS No. 123, "Accounting for Stock-Based Compensation," fair value method of accounting for stock-based employee compensation if a company elects to adopt these provisions. SFAS No. 148 also specifies required disclosures of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     SYSCO has adopted the provisions of the Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." The provisions of EITF No. 02-16 are effective for fiscal periods beginning after December 15, 2002 with certain provisions effective for arrangements entered into after November 21, 2002. SYSCO's historical accounting policies are consistent with the provisions of EITF No. 02-16 and thus SYSCO chose to adopt this accounting policy during the third quarter of fiscal 2003. EITF No. 02-16 provides guidance as to the recognition and classification of monies received from vendors. The adoption of this consensus did not have an impact on SYSCO's consolidated financial statements.

     SYSCO adopted the provisions of the EITF Issue 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," effective October 2002. EITF No. 02-17 addresses the intangible asset recognition criteria of SFAS No. 141, "Business Combinations," and provides that an intangible asset related to customer relationship intangibles may exist even though the relationship is not evidenced by a contract. The adoption of this consensus did not have a material impact on SYSCO's consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The consensus will be effective for agreements entered into in fiscal 2004 with early adoption permitted. The adoption of this consensus will not have a material impact on SYSCO's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) No. 51." This interpretation introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The interpretation's consolidation provisions apply immediately to variable interests in variable interest entities (VIE's) created after January 31, 2003 and apply in the first fiscal year or interim period beginning after June 15, 2003 to VIE's acquired before February 1, 2003. The adoption of this interpretation will not have a material impact on SYSCO's consolidated financial statements.

RISK FACTORS

  Low Margin Business; Economic Sensitivity

     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. SYSCO makes a significant portion of its sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, SYSCO's profit levels may be negatively impacted during periods of product cost deflation, even though SYSCO's gross profit percentage may remain relatively constant. Product cost inflation could also have a negative impact on profit margins if SYSCO is unable to raise prices to its customers at the same rate its costs increase. The foodservice industry is sensitive to national and regional economic conditions. SYSCO's operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, inventory control, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although these factors have not had a material adverse impact on SYSCO's past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.

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

  Product Liability Claims

     SYSCO, like any other seller of food, faces the risk of exposure to product liability claims in the event that the use of products sold by the company causes injury or illness. With respect to product liability claims, SYSCO believes it has sufficient primary or excess umbrella liability insurance. However, this insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of SYSCO's liabilities. SYSCO generally seeks contractual indemnification and insurance coverage from parties supplying its products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If SYSCO does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce SYSCO's net earnings and earnings per share.

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

  Labor Relations

     As of June 28, 2003, approximately 9,500 employees at 49 operating companies were members of 58 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2004, 10 agreements covering approximately 1,070 employees will expire. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although SYSCO's operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and SYSCO believes they have satisfactory relationships with their unions, a work stoppage due to failure of one or more operating subsidiaries to renegotiate a union contract, or otherwise, could have a material adverse effect on SYSCO.

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

FORWARD-LOOKING STATEMENTS

     Certain statements made herein that look forward in time or express management's expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about SYSCO's ability to increase its market share and sales, long-term debt to capitalization target ratios, anticipated capital expenditures, timing and expected benefits of the National Supply Chain initiative and related regional distribution centers, and SYSCO's ability to meet future cash requirements and remain profitable.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SYSCO does not utilize financial instruments for trading purposes. SYSCO's use of debt directly exposes the company to interest rate risk. Floating rate debt, where the interest rate fluctuates periodically, exposes the company to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the company to changes in market interest rates reflected in the fair value of the debt and to the risk that the company may need to refinance maturing debt with new debt at a higher rate.

     SYSCO manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. At June 28, 2003, the company had no interest rate swap agreements outstanding. At June 28, 2003 the company had outstanding $151,748,000 of commercial paper at variable rates of interest with maturities through October 2, 2003. The company's long-term debt obligations of $1,249,467,000 were primarily at fixed rates of interest.

     The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates. All amounts are stated in U.S. dollar equivalents.

                                                              FISCAL YEAR
                       ------------------------------------------------------------------------------------------
                                                                                                          FAIR
                         2004       2005       2006       2007      2008     THEREAFTER     TOTAL        VALUE
                       --------   --------   --------   --------   -------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
U.S. $ Denominated:
Fixed Rate Debt......  $ 20,616   $157,328   $420,390   $103,380   $ 4,015    $478,236    $1,183,965   $1,319,714
  Average Interest
    Rate.............       5.3%       6.5%       4.0%       7.2%      7.9%        6.4%          5.6%
Floating Rate Debt...  $     --   $     --   $     --   $     --   $49,926    $ 15,000    $   64,926   $   64,926
  Average Interest
    Rate.............        --         --         --         --       1.2%        1.3%          1.3%
Canadian $
  Denominated:
Fixed Rate Debt......  $    331   $    286   $    377   $    475   $   512    $ 19,542    $   21,523   $   23,991
  Average Interest
    Rate.............       6.5%       6.0%       7.1%       7.5%      7.6%        9.5%          9.3%
Floating Rate Debt...  $101,822   $     --   $     --   $     --   $    --    $     --    $  101,822   $  101,822
  Average Interest
    Rate.............       3.4%        --         --         --        --          --           3.4%

     The company does not believe that its operations in Canada exposes it to significant foreign exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Independent Auditors............................   25
  Consolidated Balance Sheets...............................   26
  Consolidated Results of Operations........................   27
  Consolidated Shareholders' Equity.........................   28
  Consolidated Cash Flows...................................   29
  Notes to Consolidated Financial Statements................   30
Schedule:
  II -- Valuation and Qualifying Accounts...................  S-1

     All other schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Sysco Corporation

     We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware corporation) and subsidiaries as of June 28, 2003 and June 29, 2002, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended June 28, 2003. Our audits also included the financial statement schedule at Item 15(a), No. 2. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sysco Corporation and subsidiaries as of June 28, 2003 and June 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 28, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Notes to the Consolidated Financial Statements, effective June 30, 2002, Sysco Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                                               ERNST & YOUNG LLP

Houston, Texas
August 11, 2003

                                     SYSCO

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 28, 2003   JUNE 29, 2002
                                                              -------------   -------------
                                                                (IN THOUSANDS EXCEPT FOR
                                                                       SHARE DATA)
                                          ASSETS
Current assets
  Cash......................................................   $  337,447      $  198,439
  Accounts and notes receivable, less allowances of $35,005
     and $30,338............................................    2,009,627       1,760,827
  Inventories...............................................    1,230,080       1,117,869
  Deferred taxes............................................           --          34,188
  Prepaid expenses..........................................       52,380          41,966
                                                               ----------      ----------
          Total current assets..............................    3,629,534       3,153,289
Plant and equipment at cost, less depreciation..............    1,922,660       1,697,782
Other assets
  Goodwill and intangibles, less amortization...............    1,113,960         922,222
  Restricted cash...........................................       83,807          32,000
  Other.....................................................      186,560         184,460
                                                               ----------      ----------
          Total other assets................................    1,384,327       1,138,682
                                                               ----------      ----------
Total assets................................................   $6,936,521      $5,989,753
                                                               ==========      ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable.............................................   $  101,822      $   66,360
  Accounts payable..........................................    1,637,505       1,349,330
  Accrued expenses..........................................      624,451         599,324
  Income taxes..............................................        9,193          41,596
  Deferred taxes............................................      307,211              --
  Current maturities of long-term debt......................       20,947          13,754
                                                               ----------      ----------
          Total current liabilities.........................    2,701,129       2,070,364
Other liabilities
  Long-term debt............................................    1,249,467       1,176,307
  Deferred taxes............................................      498,396         441,570
  Other long-term liabilities...............................      289,998         168,993
                                                               ----------      ----------
          Total other liabilities...........................    2,037,861       1,786,870
Contingencies
Shareholders' equity
  Preferred stock, par value $1 per share
     Authorized 1,500,000 shares, issued none...............           --              --
  Common stock, par value $1 per share
     Authorized 1,000,000,000 shares, issued 765,174,900
     shares.................................................      765,175         765,175
  Paid-in capital...........................................      249,235         217,891
  Retained earnings.........................................    3,373,853       2,869,417
  Other comprehensive loss..................................     (152,381)        (65,435)
                                                               ----------      ----------
                                                                4,235,882       3,787,048
  Less cost of treasury stock, 121,517,325 and 111,634,603
     shares.................................................    2,038,351       1,654,529
                                                               ----------      ----------
          Total shareholders' equity........................    2,197,531       2,132,519
                                                               ----------      ----------
Total liabilities and shareholders' equity..................   $6,936,521      $5,989,753
                                                               ==========      ==========

                 See Notes to Consolidated Financial Statements

                                     SYSCO

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                         YEAR ENDED
                                                        ---------------------------------------------
                                                        JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
                                                        -------------   -------------   -------------
                                                            (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales.................................................   $26,140,337     $23,350,504     $21,784,497
Costs and expenses
  Cost of sales.......................................    20,979,556      18,722,163      17,513,138
  Operating expenses..................................     3,836,507       3,467,379       3,232,827
  Interest expense....................................        72,234          62,897          71,776
  Other, net..........................................        (8,347)         (2,805)            101
                                                         -----------     -----------     -----------
          Total costs and expenses....................    24,879,950      22,249,634      20,817,842
                                                         -----------     -----------     -----------
Earnings before income taxes..........................     1,260,387       1,100,870         966,655
Income taxes..........................................       482,099         421,083         369,746
                                                         -----------     -----------     -----------
Net earnings..........................................   $   778,288     $   679,787     $   596,909
                                                         ===========     ===========     ===========
Net earnings:
  Basic earnings per share............................   $      1.20     $      1.03     $      0.90
  Diluted earnings per share..........................          1.18            1.01            0.88

                 See Notes to Consolidated Financial Statements

                                     SYSCO

                       CONSOLIDATED SHAREHOLDERS' EQUITY

                                            COMMON STOCK                                    OTHER            TREASURY STOCK
                                       ----------------------   PAID-IN     RETAINED    COMPREHENSIVE   ------------------------
                                         SHARES       AMOUNT    CAPITAL     EARNINGS        LOSS          SHARES        AMOUNT
                                       -----------   --------   --------   ----------   -------------   -----------   ----------
                                                                 (IN THOUSANDS EXCEPT FOR SHARE DATA)
Balance at July 1, 2000..............  382,587,450   $382,587   $ 76,967   $2,292,254     $      --      51,102,663   $1,030,224
Net earnings for year ended June 30,
  2001...............................                                         596,909
Dividends declared...................                                        (180,702)
Treasury stock purchases.............                                                                    16,000,000      428,196
Treasury stock issued for
  acquisitions.......................                            184,357                                (12,025,208)    (136,696)
Stock options exercised..............                            (11,099)                                (3,677,972)     (34,529)
Employees' Stock Purchase Plan.......                             16,713                                 (1,630,208)     (17,770)
Management Incentive Plan............                              9,167                                   (834,702)      (8,431)
Minimum pension liability
  adjustment.........................                                                        (5,624)
2-for-1 stock split..................  382,587,450    382,588    (89,287)    (293,301)                   51,102,663
                                       -----------   --------   --------   ----------     ---------     -----------   ----------
Balance at June 30, 2001.............  765,174,900   $765,175   $186,818   $2,415,160     $  (5,624)    100,037,236   $1,260,994
Net earnings for year ended June 29,
  2002...............................                                         679,787
Dividends declared...................                                        (225,530)
Treasury stock purchases.............                                                                    18,000,000      473,558
Treasury stock issued for
  acquisitions.......................                             12,517                                 (1,116,303)     (12,251)
Stock options exercised..............                            (10,750)                                (2,650,714)     (32,837)
Employees' Stock Purchase Plan.......                             17,030                                 (1,784,529)     (24,104)
Management Incentive Plan............                             12,276                                   (851,087)     (10,831)
Minimum pension liability
  adjustment.........................                                                       (59,811)
                                       -----------   --------   --------   ----------     ---------     -----------   ----------
Balance at June 29, 2002.............  765,174,900   $765,175   $217,891   $2,869,417     $ (65,435)    111,634,603   $1,654,529
Net earnings for year ended June 28,
  2003...............................                                         778,288
Dividends declared...................                                        (273,852)
Treasury stock purchases.............                                                                    16,500,000      478,471
Treasury stock issued for
  acquisitions.......................                              6,984                                   (951,127)      (9,270)
Disqualifying dispositions...........                              8,386
Stock options exercised..............                             (8,895)                                (2,918,905)     (42,588)
Employees' Stock Purchase Plan.......                             14,410                                 (1,886,090)     (29,809)
Management Incentive Plan............                             10,459                                   (861,156)     (12,982)
Minimum pension liability
  adjustment.........................                                                      (119,683)
Foreign currency translation
  adjustment.........................                                                        32,737
                                       -----------   --------   --------   ----------     ---------     -----------   ----------
Balance at June 28, 2003.............  765,174,900   $765,175   $249,235   $3,373,853     $(152,381)    121,517,325   $2,038,351
                                       ===========   ========   ========   ==========     =========     ===========   ==========

                 See Notes to Consolidated Financial Statements

                                     SYSCO

                            CONSOLIDATED CASH FLOWS

                                                                               YEAR ENDED
                                                              ---------------------------------------------
                                                              JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
                                                              -------------   -------------   -------------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................   $  778,288      $  679,787       $ 596,909
  Add non-cash items:
     Depreciation and amortization..........................      273,142         278,251         248,240
     Deferred tax provision.................................      481,330         263,492           6,199
     Provision for losses on receivables....................       27,133          25,904          21,740
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:
     (Increase) in receivables..............................     (218,150)        (32,360)        (87,616)
     (Increase) in inventories..............................      (69,959)        (17,804)        (50,938)
     (Increase) decrease in prepaid expenses................       (9,509)           (680)          6,547
     Increase (decrease) in accounts payable................      237,360            (357)         33,377
     (Decrease) increase in accrued expenses and other
       long-term liabilities................................      (85,294)        (23,403)         73,737
     (Decrease) increase in income taxes....................      (33,121)        (81,736)        106,047
     (Increase) decrease in other assets....................       (8,380)         (6,114)            982
                                                               ----------      ----------       ---------
  Net cash provided by operating activities.................    1,372,840       1,084,980         955,224
                                                               ----------      ----------       ---------
Cash flows from investing activities:
  Additions to plant and equipment..........................     (435,637)       (416,393)       (341,138)
  Proceeds from sales of plant and equipment................       14,629          20,711          12,750
  Acquisition of businesses, net of cash acquired...........     (209,010)       (234,618)        (10,363)
  Increase in restricted cash...............................      (51,807)        (32,000)             --
                                                               ----------      ----------       ---------
  Net cash used for investing activities....................     (681,825)       (662,300)       (338,751)
                                                               ----------      ----------       ---------
Cash flows from financing activities:
  Bank and commercial paper borrowings (repayments).........       85,224        (143,593)        (72,055)
  Other debt (repayments) borrowings........................      (12,098)        384,114         (41,417)
  Cash from termination of interest rate swap...............       15,359              --              --
  Common stock reissued from treasury.......................      101,312          86,328          75,511
  Treasury stock purchases..................................     (478,471)       (473,558)       (428,196)
  Dividends paid............................................     (261,854)       (213,275)       (173,701)
                                                               ----------      ----------       ---------
  Net cash used for financing activities....................     (550,528)       (359,984)       (639,858)
                                                               ----------      ----------       ---------
Effect of exchange rates on cash............................       (1,479)             --              --
                                                               ----------      ----------       ---------
Net increase (decrease) in cash.............................      139,008          62,696         (23,385)
Cash at beginning of year...................................      198,439         135,743         159,128
                                                               ----------      ----------       ---------
Cash at end of year.........................................   $  337,447      $  198,439       $ 135,743
                                                               ==========      ==========       =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................   $   69,103      $   61,354       $  71,791
     Income taxes...........................................       28,747         239,792         251,567

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

     Sysco Corporation (SYSCO) is engaged in the marketing and distribution of a wide range of food and related products to the foodservice or "food-prepared-away-from-home" industry. These services are performed for approximately 420,000 customers from 145 distribution facilities located throughout the United States and Canada.

     The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the fiscal 2003 presentation, including restricted cash previously classified as cash and cash equivalents and other long-term liabilities related to pension and deferred compensation plans previously classified as accrued expenses.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from the estimates used.

ACCOUNTS RECEIVABLE

     Accounts receivable consist primarily of trade receivables from customers and receivables from suppliers for marketing or incentive programs. SYSCO evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where the company is aware of a specific customer's inability to meet its financial obligation to SYSCO, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on an analysis of historical trends of write-offs and recoveries. The company utilizes specific criteria to determine uncollectible receivables to be written off including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. The allowance for doubtful accounts receivable was $35,005,000 as of June 28, 2003 and $30,338,000 as of June 29, 2002. Customer accounts written off, net of recoveries, were $24,771,000 or 0.09% of sales, $26,068,000 or 0.11% of sales, and $23,045,000 or 0.11% of sales for fiscal 2003, 2002 and 2001, respectively.

INVENTORIES

     Inventories consisting primarily of finished goods include food and related products held for resale and are valued at the lower of cost (first-in, first-out method) or market. Elements of costs include the purchase price of the product and freight charges to deliver the product to the company's warehouses and are net of certain cash or non-cash consideration received from vendors (see "Vendor Consideration").

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

     Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized during construction periods for the past three years was $5,244,000 in 2003, $3,746,000 in 2002 and $2,995,000 in 2001.

     A summary of plant and equipment, including the related accumulated depreciation, appears below:

                                                                                ESTIMATED
                                            JUNE 28, 2003     JUNE 29, 2002    USEFUL LIVES
                                           ---------------   ---------------   ------------
Plant and equipment, at cost
  Land...................................  $   174,959,000   $   131,188,000
  Buildings and improvements.............    1,567,768,000     1,390,712,000   10-40 years
  Equipment..............................    1,860,410,000     1,695,043,000    3-20 years
                                           ---------------   ---------------
                                             3,603,137,000     3,216,943,000
Accumulated depreciation.................   (1,680,477,000)   (1,519,161,000)
                                           ---------------   ---------------
Net plant and equipment..................  $ 1,922,660,000   $ 1,697,782,000
                                           ===============   ===============

GOODWILL AND INTANGIBLES

     Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Intangibles with definite lives are amortized over their useful lives. Goodwill and intangibles with indefinite lives are not amortized. The recoverability of goodwill and intangibles is assessed annually or more frequently, as needed, by determining whether the fair values of the applicable reporting units exceed their carrying values. The company updates its analysis of the recoverability of goodwill and intangibles when events or changes have occurred that would suggest an impairment of carrying value. Accumulated amortization of goodwill and intangibles was $141,731,000 and $139,977,000 as of June 28, 2003 and June 29, 2002, respectively.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of all Canadian subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of other accumulated comprehensive income.

REVENUE RECOGNITION

     The company recognizes revenue from the sale of a product when it is considered to be realized or realizable and earned. The company determines these requirements to be met at the point at which the product is delivered to the customer. The company grants certain customers sales incentives such as rebates or discounts and treats these as a reduction of sales at the time the sale is recognized.

VENDOR CONSIDERATION

     SYSCO recognizes consideration received from vendors when the services performed in connection with the monies received are completed. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, SYSCO will recognize the vendor consideration as a reduction of cost of sales when the product is sold. In the situations where the vendor consideration is not related directly to specific product purchases, SYSCO will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts realized. In certain of these latter instances, the vendor consideration represents a reimbursement of a specific incremental identifiable cost incurred by SYSCO in selling the vendor's product. In these cases, SYSCO classifies the consideration as a reduction of those costs with any excess funds classified as a reduction of cost of sales and recognizes these in the period where the costs are incurred and related services performed.

INSURANCE PROGRAM

     SYSCO maintains a self-insurance program covering portions of workers' compensation, group medical, general and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

STOCK-BASED COMPENSATION

     SYSCO accounts for its stock compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations under which no compensation cost has been recognized.

     Options issued before September 2001 may vest over a five-year period beginning on the date of grant if certain operating performance measures are attained, or will vest fully nine and one-half years from the date of grant to the extent not previously vested. Options issued in September 2001 and after generally vest ratably over a specified five-year period.

     The following table provides comparative pro forma net earnings and earnings per share had compensation cost for these plans been determined using the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," for all periods presented:

                                                              YEAR ENDED
                                             ---------------------------------------------
                                             JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
                                             -------------   -------------   -------------
Net earnings:
  Net earnings.............................  $778,288,000    $679,787,000    $596,909,000
  Stock-based compensation expense, net of
     taxes.................................   (51,862,000)    (37,344,000)    (11,406,000)
                                             ------------    ------------    ------------
  Pro forma net earnings...................  $726,426,000    $642,443,000    $585,503,000
                                             ============    ============    ============
Basic earnings per share:
  Basic earnings per share.................  $       1.20    $       1.03    $       0.90
  Stock-based compensation expense, net of
     taxes.................................         (0.08)          (0.06)          (0.02)
                                             ------------    ------------    ------------
  Pro forma basic earnings per share.......  $       1.12    $       0.97    $       0.88
                                             ============    ============    ============
Diluted earnings per share:
  Diluted earnings per share...............  $       1.18    $       1.01    $       0.88
  Stock-based compensation expense, net of
     taxes.................................         (0.08)          (0.06)          (0.02)
                                             ------------    ------------    ------------
  Pro forma diluted earnings per share.....  $       1.10    $       0.95    $       0.86
                                             ============    ============    ============

     The weighted average fair value of options granted was $6.88 and $8.81 during fiscal 2003 and 2002, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2003 and 2002, respectively: dividend yield of 1.45% and 1.26%; expected volatility of 25% and 22%; risk-free interest rates of 2.7% and 4.8%; and expected lives of five years and eight years.

     The weighted average fair value of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $4.14 and $3.96 during fiscal 2003 and 2002, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

     The pro forma presentation includes options granted after 1995. The pro forma effects for fiscal 2003, 2002, and 2001 are not necessarily indicative of the pro forma effects in future years.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $1,505,360,000 in fiscal 2003, $1,328,428,000 in fiscal 2002, and $1,297,944,000 in fiscal 2001.

INCOME TAXES

     SYSCO follows the liability method of accounting for income taxes as required by the provisions of SFAS No. 109, "Accounting for Income Taxes."

CASH FLOW INFORMATION

     For cash flow purposes, cash includes cash equivalents such as time deposits, certificates of deposit, short-term investments and all highly liquid instruments with original maturities of three months or less.

ACQUISITIONS

     During fiscal 2003, SYSCO or one of its subsidiaries acquired for cash a broadline foodservice operation, two quickservice operations, a custom meat-cutting operation, a specialty distributor of products to the Asian foodservice market and a distributor of paper and chemical products. During fiscal 2002, SYSCO acquired for cash and/or stock a custom meat-cutting operation, a company that supplies products to the lodging industry and substantially all of the assets and certain liabilities of a Canadian broadline foodservice operation. During fiscal 2001, SYSCO acquired for cash and/or stock two custom meat-cutting operations, two broadline foodservice companies and one company that supplies products to the lodging industry.

     During fiscal 2003, in the aggregate, the company paid cash of $209,010,000 and issued 951,127 shares for acquisitions during fiscal 2003 and for contingent consideration and restructuring costs related to operations acquired in previous fiscal years.

     Acquisitions of businesses are accounted for using the purchase method of accounting and the financial statements include the results of the acquired operations from the respective dates they joined SYSCO. The acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

     The purchase price of the acquired entities was allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition, with any excess of cost over the fair value of net assets acquired (including intangibles) recognized as goodwill. The balances included in the Consolidated Balance Sheets related to the fiscal 2003 acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

     During the third quarter of fiscal 2003, SYSCO recorded $16,300,000 as additional cost of the acquisition of a Canadian broadline foodservice operation and as accrued expenses. These costs relate to plans to exit activities of the acquired operations and primarily consist of termination of leases on facilities and equipment and the involuntary termination of employees.

     Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 28, 2003 included approximately 3,503,000 shares and $31,111,000 in cash, which, if distributed, could result in the recording of up to $100,548,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

     In August 2003, SYSCO signed a definitive agreement to acquire certain assets of the Stockton, California foodservice operations from Smart & Final, Inc. The transaction was completed in September 2003.

DERIVATIVE FINANCIAL INSTRUMENTS

     SYSCO manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this goal. The company does not use derivative financial instruments for trading or speculative purposes.

     In March 2002, SYSCO entered into an interest rate swap agreement with a notional amount of $200,000,000 related to the $200,000,000 aggregate principal amount of 4.75% notes due July 30, 2005. The objective of such transaction was to protect the debt against changes in fair value due to changes in the benchmark interest rate, which was designated as six-month LIBOR in arrears less
84.5 basis points. Under the interest rate swap agreement, SYSCO received a fixed rate equal to 4.75% per annum and paid the benchmark interest rate. SYSCO designated its interest rate swap agreement as a fair value hedge of the underlying debt. Interest expense on the debt was adjusted to include payments made or received under the hedge agreement. In June 2003, SYSCO terminated this swap agreement and received approximately $15,359,000 representing the fair value of the swap agreement at the time of termination. A corresponding amount is reflected as an increase in the carrying value of the related debt to reflect its fair value at termination. This increase in the carrying value of the debt is being amortized as a reduction of interest expense over the remaining term of the debt.

NEW ACCOUNTING STANDARDS

     SYSCO adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective at the beginning of fiscal 2003. As a result, the amortization of goodwill was discontinued. Management completed its assessment of the impact that the adoption of SFAS No. 142 had on the company's consolidated financial statements and determined that there was no impairment to the carrying value of goodwill.

     The following table provides comparative net earnings and earnings per share had the non-amortization provision been in effect for all periods presented:

                                                              YEAR ENDED
                                             ---------------------------------------------
                                             JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
                                             -------------   -------------   -------------
Net earnings:
  Net earnings.............................  $778,288,000    $679,787,000    $596,909,000
  Goodwill amortization, net of taxes......            --      14,533,000      12,089,000
                                             ------------    ------------    ------------
  Adjusted net earnings....................  $778,288,000    $694,320,000    $608,998,000
                                             ============    ============    ============
Basic earnings per share:
  Basic earnings per share.................  $       1.20    $       1.03    $       0.90
  Goodwill amortization, net of taxes......            --            0.02            0.02
                                             ------------    ------------    ------------
  Adjusted basic earnings per share........  $       1.20    $       1.05    $       0.92
                                             ============    ============    ============
Diluted earnings per share:
  Diluted earnings per share...............  $       1.18    $       1.01    $       0.88
  Goodwill amortization, net of taxes......            --            0.02            0.02
                                             ------------    ------------    ------------
  Adjusted diluted earnings per share......  $       1.18    $       1.03    $       0.90
                                             ============    ============    ============

     SYSCO adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective in fiscal 2003. The adoption of SFAS No. 144 has not had a material effect on the company's consolidated financial statements.

     SYSCO has adopted the provisions of Financial Accounting Standards Board
(FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. This interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements became effective for SYSCO's financial statements for the third quarter of fiscal 2003. The adoption of this interpretation did not have a material impact on SYSCO's consolidated financial statements or disclosures.

     SYSCO adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," in the third quarter of fiscal 2003. SFAS No. 148 provides alternative methods of transition to SFAS No. 123, "Accounting for Stock-Based Compensation," fair value method of accounting for stock-based employee compensation if a company elects to adopt these provisions. SFAS No. 148 also specifies required disclosures of an entity's accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements.

     SYSCO has adopted the provisions of the Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." The provisions of EITF No. 02-16 are effective for fiscal periods beginning after December 15, 2002 with certain provisions effective for arrangements entered into after November 21, 2002. EITF No. 02-16 provides guidance as to the recognition and classification of monies received from vendors. SYSCO's historical accounting policies are consistent with the provisions of EITF No. 02-16 and thus SYSCO chose to adopt this accounting policy during the third quarter of fiscal 2003. The adoption of this consensus did not have an impact on SYSCO's consolidated financial statements.

     SYSCO adopted the provisions of the EITF Issue 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," effective October 2002. EITF No. 02-17 addresses the intangible asset recognition criteria of SFAS No. 141, "Business Combinations," and provides that an intangible asset related to customer relationship intangibles may exist even though the relationship is not evidenced by a contract. The adoption of this consensus did not have a material impact on SYSCO's consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The consensus will be effective for agreements entered into in fiscal 2004 with early adoption permitted. The adoption of this consensus will not have a material impact on SYSCO's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) No. 51." This interpretation introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The interpretation's consolidation provisions apply immediately to variable interests in variable interest entities (VIE's) created after January 31, 2003 and apply in the first fiscal year or interim period beginning after June 15, 2003 to VIE's acquired before February 1, 2003. The adoption of this interpretation will not have a material impact on SYSCO's consolidated financial statements.

ADDITIONAL FINANCIAL INFORMATION

INCOME TAXES

     The income tax provisions consist of the following:

                                                 2003           2002           2001
                                             ------------   ------------   ------------
United States federal income taxes.........  $408,902,000   $372,498,000   $322,837,000
State, local and foreign income taxes......    73,197,000     48,585,000     46,909,000
                                             ------------   ------------   ------------
Total......................................  $482,099,000   $421,083,000   $369,746,000
                                             ============   ============   ============

     Included in the income taxes charged to earnings are net deferred tax provisions of $481,330,000, $263,492,000, and $6,199,000 in fiscal 2003, 2002 and 2001, respectively. The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     United States income taxes have not been provided on undistributed earnings of Canadian subsidiaries. The company intends to permanently reinvest the unremitted earnings of its Canadian subsidiaries in those businesses outside of the United States and, therefore, has not provided for deferred income taxes on such unremitted foreign earnings.

     Significant components of SYSCO's deferred tax assets and liabilities are as follows:

                                                           JUNE 28, 2003   JUNE 29, 2002
                                                           -------------   -------------
Net long-term deferred tax liabilities (assets):
  Deferred supply chain distributions....................  $321,388,000    $266,673,000
  Excess tax depreciation and basis differences of
     assets..............................................   301,515,000     264,696,000
  Casualty insurance.....................................   (27,169,000)    (27,759,000)
  Deferred compensation..................................   (27,489,000)    (20,423,000)
  Pension................................................   (86,859,000)    (43,587,000)
  Other..................................................    17,010,000       1,970,000
                                                           ------------    ------------
          Total net long-term deferred tax liabilities
            (assets).....................................   498,396,000     441,570,000
                                                           ------------    ------------
Net current deferred tax liabilities (assets):
  Deferred supply chain distributions....................   409,662,000              --
  Receivables............................................   (18,980,000)    (19,681,000)
  Inventory..............................................   (19,181,000)    (18,706,000)
  Net operating tax loss carryforward....................   (54,184,000)             --
  Other..................................................   (10,106,000)      4,199,000
                                                           ------------    ------------
          Total net current deferred tax liabilities
            (assets).....................................   307,211,000     (34,188,000)
                                                           ------------    ------------
Total net deferred tax liabilities.......................  $805,607,000    $407,382,000
                                                           ============    ============

     The increase in net deferred tax liability balances from June 29, 2002 to June 28, 2003 was primarily due to the deferral of federal and state income tax payments resulting from the company's reorganization of its supply chain. The increase in total deferred tax liability balances related to this item was approximately $464,377,000 for the year ended June 28, 2003. A portion of the deferral related to this item was classified as a current deferred tax liability as of June 28, 2003 due to the timing of when the related income tax payments will become payable.

     The company has had taxable earnings during each year of its 34-year existence except for fiscal 2003. In fiscal 2003, the company had a net operating tax loss primarily as a result of the deferral of the supply chain distributions. These deferrals will reverse in fiscal 2004. The company knows of no reason that it will not have taxable earnings in future years. Consequently, SYSCO believes that it is more likely than not that the entire benefit of existing differences will be realized and therefore no valuation allowance has been established for deferred tax assets.

     Reconciliations of the statutory federal income tax rate to the effective income tax rates are as follows:

                                                              2003    2002    2001
                                                              -----   -----   -----
United States statutory federal income tax rate.............  35.00%  35.00%  35.00%
State and local income taxes, net of federal income tax
  benefit...................................................   3.07    2.42    2.63
Other.......................................................   0.18    0.83    0.62
                                                              -----   -----   -----
                                                              38.25%  38.25%  38.25%
                                                              =====   =====   =====

RESTRICTED CASH

     SYSCO is required by its insurers to collateralize the self-insured portion of its workers' compensation and liability claims. Previously, the collateral requirements were met by issuing letters of credit. These letters of credit were replaced with funds deposited in an insurance trust. In addition, in certain acquisitions, SYSCO has placed funds into escrow to be disbursed to certain sellers in the event that certain operating results are attained or certain contingencies are resolved. The increase in restricted cash from June 29, 2002 to June 28, 2003 was due to the timing of depositing funds to replace letters of credit as they expired and to the depositing of funds into escrow relating to recent acquisitions.

SHAREHOLDERS' EQUITY

     Basic earnings per share have been computed by dividing net earnings by the weighted average number of shares of common stock outstanding during those respective years. Diluted earnings per share have been computed by dividing net earnings by the weighted average number of shares of common stock outstanding during those respective years adjusted for the dilutive effect of stock options outstanding using the treasury stock method.

     A reconciliation of the numerators and the denominators of the basic and diluted per share computations for the periods presented follows:

                                                 2003           2002           2001
                                             ------------   ------------   ------------
Numerator:
  Income available to common
     shareholders..........................  $778,288,000   $679,787,000   $596,909,000
                                             ============   ============   ============
Denominator:
  Weighted-average basic shares
     outstanding...........................   650,600,652    661,808,432    665,551,228
  Dilutive effect of employee and director
     stock options.........................    10,934,730     11,637,351     12,398,123
                                             ------------   ------------   ------------
  Weighted-average diluted shares
     outstanding...........................   661,535,382    673,445,783    677,949,351
                                             ============   ============   ============
Basic earnings per share...................  $       1.20   $       1.03   $       0.90
Diluted earnings per share.................          1.18           1.01           0.88

     The number of options which were not included in the diluted earnings per share calculation because the effect would have been antidilutive was approximately 13,620,000, 365,000 and zero for fiscal 2003, 2002 and 2001, respectively.

     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders' equity. The amounts recorded to other comprehensive loss with respect to minimum pension liability were $119,683,000, net of tax of $74,136,000, for the year ended June 28, 2003, $59,811,000, net of tax of $37,049,000, for the year ended June 29, 2002 and $5,624,000, net of tax of $3,484,000, for the year ended June 30, 2001. The amount recorded to other comprehensive loss related to foreign currency translation adjustment was a gain of $32,737,000 for the year ended June 28, 2003. Comprehensive income was $691,342,000, $619,976,000 and $591,285,000 for the
fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, respectively.

DEBT

     SYSCO has uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95,000,000 at June 28, 2003 and up to $125,000,000 at June 29, 2002. There were no borrowings outstanding under these lines of credit as of June 28, 2003 or June 29, 2002.

     SYSCO's debt consists of the following:

                                                        JUNE 28, 2003    JUNE 29, 2002
                                                        --------------   --------------
Commercial paper, interest averaging 2.7% in 2003 and
  2.6% in 2002........................................  $  151,748,000   $   63,293,000
Senior notes, interest at 6.5%, maturing in 2005......     149,823,000      149,733,000
Senior notes, interest at 7.0%, maturing in 2006......     200,000,000      200,000,000
Senior notes, interest at 4.75% maturing in 2006......     215,068,000      199,569,000
Senior notes, interest at 7.25%, maturing in 2007.....      99,851,000       99,813,000
Senior notes, interest at 6.1%, maturing in 2012......     199,431,000      199,366,000
Debentures, interest at 7.16%, maturing in 2027.......      50,000,000       50,000,000
Debentures, interest at 6.5%, maturing in 2029........     224,404,000      224,381,000
Industrial Revenue Bonds, mortgages and other debt,
  interest averaging 6.0% in 2003 and 5.1% in 2002,
  maturing at various dates to 2026...................      81,911,000       70,266,000
                                                        --------------   --------------
Total debt............................................   1,372,236,000    1,256,421,000
Less current maturities and short-term debt...........    (122,769,000)     (80,114,000)
                                                        --------------   --------------
Net long-term debt....................................  $1,249,467,000   $1,176,307,000
                                                        ==============   ==============

     The principal payments required to be made on debt during the next five years are shown below:

FISCAL YEAR                                                      AMOUNT
-----------                                                   ------------
2004........................................................  $122,769,000
2005........................................................   157,614,000
2006........................................................   420,767,000
2007........................................................   103,855,000
2008........................................................    54,453,000

     SYSCO has a revolving loan agreement in the amount of $450,000,000 as of June 28, 2003 maturing in fiscal 2008 which supports the company's United States commercial paper program. It is the company's intent to continue to refinance this facility on a long-term basis. As a result, the commercial paper borrowings supported by this agreement have been classified as long-term debt. United States commercial paper borrowings outstanding at June 28, 2003 were $49,926,000.

     SYSCO also has a revolving loan agreement in the amount of $100,000,000 in Canadian dollars (CAD) maturing in fiscal 2004 which supports the company's Canadian commercial paper program. The Canadian commercial paper borrowings outstanding at June 28, 2003 were CAD $137,078,000 ($101,822,000 in U.S.
dollars).

     In June 1995, SYSCO issued 6.5% senior notes totaling $150,000,000 due June 12, 2005, under a $500,000,000 shelf registration filed with the Securities and Exchange Commission. These notes, which were priced at 99.4% of par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In May 1996, SYSCO issued 7.0% senior notes totaling $200,000,000 due May 1, 2006, under this shelf registration. These notes, which were priced at par, are unsecured, not redeemable prior to maturity and are not subject to any sinking fund requirement. In April 1997, in two separate offerings, SYSCO drew down the remaining $150,000,000 of the $500,000,000 shelf registration. SYSCO issued 7.16% debentures totaling $50,000,000 due April 15, 2027. These debentures were priced at par, are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity. At that time, SYSCO issued 7.25% senior notes totaling $100,000,000 due April 15, 2007. These notes were priced at 99.611% of par and are unsecured, not redeemable prior to maturity and not subject to any sinking fund requirement.

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

     In April 2002, SYSCO issued 4.75% notes totaling $200,000,000 under this shelf registration, due on July 30, 2005. These notes, which were priced at 99.8% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper borrowings. Concurrent with the issuance of these notes, SYSCO entered into an interest rate swap agreement with a notional amount of $200,000,000 whereby SYSCO received a fixed rate equal to 4.75% per annum and paid a benchmark interest rate of six-month LIBOR in arrears less 84.5 basis points. In June 2003, SYSCO terminated this swap agreement and received approximately $15,359,000 representing the fair value of the swap agreement at the time of termination. A corresponding amount is reflected as an increase in the carrying value of the related debt to reflect its fair value at termination. This increase in the carrying value of the debt is being amortized as a reduction of interest expense over the remaining term of the debt.

     In May 2002, SYSCO International, Co., a wholly-owned subsidiary of SYSCO, issued 6.10% notes totaling $200,000,000 due June 1, 2012 in a private offering. These notes, which were priced at 99.7% of par, were fully and unconditionally guaranteed by Sysco Corporation, were not subject to any sinking fund requirement, included registration rights for the note holders, and included a redemption provision which allowed SYSCO International, Co. to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders were not penalized by the early redemption. In December 2002, SYSCO International, Co. completed a registered exchange offer for these notes. In the exchange offer, all of the outstanding $200,000,000 notes were exchanged for new notes which are identical in all respects to the outstanding notes except that the new notes are registered under the Securities Act of 1933. The new notes are fully and unconditionally guaranteed by Sysco Corporation. The proceeds from these notes were utilized to repay commercial paper issued by SYSCO International, Co. to fund the acquisition of a Canadian broadline foodservice business.

     SYSCO's Industrial Revenue Bonds have varying structures. Final maturities range from one to 23 years and certain of the bonds provide SYSCO the right to redeem (or call) the bonds at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity.

     Total debt at June 28, 2003 was $1,372,236,000, of which approximately 88% was at fixed rates averaging 5.7% with an average life of 10 years, and the remainder was at floating rates averaging 2.5%. Certain loan agreements contain typical debt covenants to protect noteholders, including provisions to maintain the company's indebtedness to capitalization ratio (as defined in the agreement) below a specified level. SYSCO was in compliance with all debt covenants at June 28, 2003.

     The fair value of SYSCO's total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximated $1,510,453,000 at June 28, 2003 and $1,241,246,000 at June 29, 2002.

     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of June 28, 2003 and June 29, 2002, letters of credit outstanding were $14,610,000 and $15,619,000, respectively.

LEASES

     Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $83,597,000, $64,130,000, and $59,833,000 in fiscal 2003, 2002 and 2001, respectively.
Contingent rentals, subleases and assets and obligations under capital leases are not significant.

     Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                   -----------
2004........................................................  $53,673,000
2005........................................................   45,706,000
2006........................................................   38,041,000
2007........................................................   27,317,000
2008........................................................   20,830,000
Later years.................................................   84,721,000

STOCK-BASED COMPENSATION PLANS

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

     The following summary presents information with regard to options under this plan:

                                                 OPTIONS EXERCISABLE             OPTIONS OUTSTANDING
                                            ------------------------------   ---------------------------
                                              MAXIMUM         WEIGHTED        SHARES        WEIGHTED
                                              SHARES      AVERAGE EXERCISE    UNDER     AVERAGE EXERCISE
                                            EXERCISABLE   PRICE PER SHARE     OPTION    PRICE PER SHARE
                                            -----------   ----------------   --------   ----------------
Balance at July 1, 2000...................    393,578          $5.04          393,578        $5.04
  Cancelled...............................                                     (4,000)        5.56
  Exercised...............................                                   (281,200)        4.83
                                                                             --------
Balance at June 30, 2001..................    108,378           5.56          108,378         5.56
  Cancelled...............................                                         --
  Exercised...............................                                   (108,378)        5.56
                                                                             --------
Balance at June 29, 2002..................                                         --
                                                                             ========

     All activity under this plan concluded in fiscal 2002.

  1991 Stock Option Plan

     The 1991 Stock Option Plan (1991 Plan) was adopted in fiscal 1992 and originally reserved 12,000,000 shares of SYSCO common stock for options to directors, officers and key personnel of the company and its subsidiaries at the market price at the date of grant. The 1991 Plan provided for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified and stock appreciation rights. During fiscal 1996, the shareholders approved an amendment to the 1991 Plan for an additional 32,000,000 shares to be made available for future grants of options. No stock appreciation rights were issued under this plan. No further grants will be made under this plan, which expired in November 2000 and was replaced by the 2000 Stock Incentive Plan.

     The following summary presents information with regard to options under the 1991 Plan:

                                               OPTIONS EXERCISABLE              OPTIONS OUTSTANDING
                                          ------------------------------   -----------------------------
                                            MAXIMUM         WEIGHTED         SHARES         WEIGHTED
                                            SHARES      AVERAGE EXERCISE     UNDER      AVERAGE EXERCISE
                                          EXERCISABLE   PRICE PER SHARE      OPTION     PRICE PER SHARE
                                          -----------   ----------------   ----------   ----------------
Balance at July 1, 2000.................   6,175,254         $ 7.56        19,231,468        $10.36
  Granted...............................                                    5,674,910         20.98
  Cancelled.............................                                     (459,626)        16.74
  Exercised.............................                                   (3,651,651)         8.57
                                                                           ----------
Balance at June 30, 2001................   9,095,187           9.02        20,795,101         13.43
  Granted...............................                                           --            --
  Cancelled.............................                                     (307,362)        17.28
  Exercised.............................                                   (2,548,393)        10.52
                                                                           ----------
Balance at June 29, 2002................  11,251,541          11.38        17,939,346         13.78
  Granted...............................                                           --            --
  Cancelled.............................                                     (224,261)        16.33
  Exercised.............................                                   (2,686,279)        11.76
                                                                           ----------
Balance at June 28, 2003................  11,514,379         $13.01        15,028,806        $14.12
                                                                           ==========

     The following table summarizes information about options outstanding under the 1991 Plan as of June 28, 2003:

                               OPTIONS EXERCISABLE                         OPTIONS OUTSTANDING
                          -----------------------------   -----------------------------------------------------
                                           WEIGHTED                      WEIGHTED AVERAGE          WEIGHTED
                                       AVERAGE EXERCISE                REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICES    SHARES     PRICE PER SHARE      SHARES          LIFE (YRS)         PRICE PER SHARE
------------------------  ----------   ----------------   ----------   ---------------------   ----------------
$6.38 to $8.75........     4,971,308        $ 7.84         5,441,141           2.99                 $ 7.85
$10.94 to $16.28......     4,023,386         14.41         4,714,188           5.83                  14.39
$17.25 to $20.97......     2,519,685         20.96         4,873,477           7.18                  20.84
                          ----------                      ----------
Balance at June 28,
  2003................    11,514,379        $13.01        15,028,806           5.24                 $14.12
                          ==========                      ==========

  2000 Stock Incentive Plan

     The 2000 Stock Incentive Plan (2000 Plan) was adopted in fiscal 2001 and provides for option grants and other stock-based awards to directors, officers and other employees of the company and its subsidiaries at the market price at the date of grant. The 2000 Plan reserves 40,000,000 shares of SYSCO common stock, plus any shares of common stock which were available for grants under the 1991 Plan but which were not utilized prior to its expiration (approximately 8,504,000 shares) and any shares issued under the 1991 Plan that are forfeited, expire or are cancelled (approximately 4,445,000 shares as of June 28, 2003) and up to 10,000,000 shares of common stock which have been reacquired by the company in the open market or in private transactions after November 3, 2000. The 2000 Plan provides for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified, stock appreciation rights and other stock-based awards. To date, the company has issued stock options but no stock appreciation rights under the 2000 Plan.

     The following summary presents information with regard to options under the 2000 Plan:

                                                OPTIONS EXERCISABLE              OPTIONS OUTSTANDING
                                           ------------------------------   -----------------------------
                                             MAXIMUM         WEIGHTED         SHARES         WEIGHTED
                                             SHARES      AVERAGE EXERCISE     UNDER      AVERAGE EXERCISE
                                           EXERCISABLE   PRICE PER SHARE      OPTION     PRICE PER SHARE
                                           -----------   ----------------   ----------   ----------------
Granted..................................                     $26.16           150,000        $26.16
                                                                            ----------
Balance at June 30, 2001.................          --          26.16           150,000         26.16
Granted..................................                                   30,514,910         27.81
Cancelled................................                                     (445,805)        27.79
                                                                            ----------
Balance at June 29, 2002.................   2,422,383          27.77        30,219,105         27.80
Granted..................................                                   13,650,211         30.57
Cancelled................................                                   (1,332,640)        28.48
Exercised................................                                     (292,313)        27.79
                                                                            ----------
Balance at June 28, 2003.................   5,391,843         $27.78        42,244,363        $28.67
                                                                            ==========

     The following table summarizes information about options outstanding under the 2000 Plan as of June 28, 2003:

                              OPTIONS EXERCISABLE                         OPTIONS OUTSTANDING
                          ----------------------------   -----------------------------------------------------
                                          WEIGHTED                      WEIGHTED AVERAGE          WEIGHTED
                                      AVERAGE EXERCISE                REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICES   SHARES     PRICE PER SHARE      SHARES          LIFE (YRS)         PRICE PER SHARE
------------------------  ---------   ----------------   ----------   ---------------------   ----------------
$26.16 to $28.14.......   5,377,843        $27.77        28,696,452           8.21                 $27.78
$29.61 to $31.90.......      14,000         30.57        13,547,911           9.21                  30.56
                          ---------                      ----------
Balance at June 28,
  2003.................   5,391,843        $27.78        42,244,363           8.53                 $28.67
                          =========                      ==========

     On a combined basis, the total number of options granted under the 1991 Plan and 2000 Plan were 13,650,211, 30,514,910 and 5,824,910 in fiscal years
2003, 2002 and 2001, respectively. The number of options granted in fiscal 2002 was significantly higher than the number of options granted in fiscal 2003, 2001 and in prior years. Part of this increase was due to a new program instituted in fiscal 2002 that provides for stock options to be granted to all non-executive employees who meet certain tenure requirements. During the first year of the program, 16,265,000 options were granted to approximately 8,800 employees. In addition, the number of options granted overall was increased in connection with certain compensation adjustments resulting in 1,239,000 options being granted to 17 executive officers and 13,010,910 options being granted to approximately 2,300 other key employees. During fiscal 2003, 2,311,000 options were granted to approximately 2,300 non-executive employees based on tenure, 942,000 options were granted to 17 executive officers and 10,397,211 options were granted to approximately 2,000 other key employees.

  1993 and 1996 Guest Supply Stock Incentive Plans

     Prior to March 2001, Guest Supply, Inc. maintained the 1993 Stock Option Plan and the 1996 Long-Term Incentive Plan (Guest Supply Plans). In connection with SYSCO's acquisition of Guest Supply in March 2001, all outstanding options exercisable to purchase Guest Supply common stock were converted into options to purchase shares of SYSCO common stock. The number of shares underlying such options, as well as the exercise price, were adjusted pursuant to the terms of the Merger Agreement and Plan of Reorganization dated January 22, 2001. These options are fully vested and expire in 10 years from the original grant date. No new options will be issued under any of the Guest Supply Plans.

     The following summary presents information with regard to options under the Guest Supply Plans:

                                                 OPTIONS EXERCISABLE             OPTIONS OUTSTANDING
                                            ------------------------------   ---------------------------
                                              MAXIMUM         WEIGHTED        SHARES        WEIGHTED
                                              SHARES      AVERAGE EXERCISE    UNDER     AVERAGE EXERCISE
                                            EXERCISABLE   PRICE PER SHARE     OPTION    PRICE PER SHARE
                                            -----------   ----------------   --------   ----------------
Granted...................................    571,920          $11.04         571,920        $11.04
Exercised.................................                                     (9,564)        13.50
                                                                             --------
Balance at June 30, 2001..................    562,356           11.00         562,356         11.00
Exercised.................................                                    (95,637)        11.89
                                                                             --------
Balance at June 29, 2002..................    466,719           10.82         466,719         10.82
Exercised.................................                                   (134,251)         7.11
                                                                             --------
Balance at June 28, 2003..................    332,468          $12.31         332,468        $12.31
                                                                             ========

     The following table summarizes information about options outstanding under the Guest Supply Plans as of June 28, 2003:

                               OPTIONS EXERCISABLE                      OPTIONS OUTSTANDING
                            --------------------------   --------------------------------------------------
                                          WEIGHTED                   WEIGHTED AVERAGE          WEIGHTED
                                      AVERAGE EXERCISE             REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICES    SHARES    PRICE PER SHARE    SHARES         LIFE (YRS)         PRICE PER SHARE
------------------------    -------   ----------------   -------   ---------------------   ----------------
$10.00 to $14.84..........  241,853        $10.65        241,853           3.39                 $10.65
$15.95 to $18.43..........   90,615         16.76         90,615           4.58                  16.76
                            -------                      -------
Balance at June 28,
  2003....................  332,468        $12.31        332,468           3.72                 $12.31
                            =======                      =======

 Non-Employee Directors Stock Option Plan

     The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permitted the issuance of up to 800,000 shares of common stock to non-employee directors. As of June 28, 2003, options for 304,000 shares have been granted under this plan, 32,000 shares have been cancelled, 96,000 shares have been exercised and 176,000 shares are available for exercise. No further grants will be made under this plan, which was replaced by the Non-Employee Directors Stock Plan.

 Non-Employee Directors Stock Plan

     The Non-Employee Directors Stock Plan adopted in fiscal 1999 permits the issuance of up to 800,000 shares of common stock to non-employee directors. Under this plan, non-employee directors receive a one time retainer stock award of 4,000 shares when first elected as a non-employee director and may receive an annual grant of options to purchase shares of common stock if certain earnings goals are met. As of June 28, 2003, options for 368,000 shares have been granted to under this plan, 50,664 shares have been exercised and 170,124 shares are available for exercise.

 Employees' Stock Purchase Plan

     SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During fiscal 2003, 1,886,090 shares of SYSCO common stock were purchased by the participants as compared to 1,784,529 purchased in fiscal 2002 and 1,630,208 purchased in fiscal 2001. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 10,067,901 remained available at June 28, 2003.

EMPLOYEE BENEFIT PLANS

     SYSCO has defined benefit and defined contribution retirement plans for its employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents.

     The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contributions to this plan were $24,102,000 in 2003, $23,421,000 in 2002, and $9,561,000 in 2001. The
defined benefit pension plans pay benefits to employees at retirement using formulas based on a participant's years of service and compensation.

     SYSCO also has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The awards earned under this plan were $62,486,000 in 2003, $51,981,000 in 2002, and $52,540,000 in 2001 and
were paid in the following fiscal year in both cash and stock. In addition to receiving benefits upon retirement under the company's defined benefit plan, participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under the SERP, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $74,730,000 at June 28, 2003 and $71,418,000 at June 29, 2002. These policies are not included as plan assets nor in the funded status amounts in the table below. SYSCO is the sole owner and beneficiary of such policies. Projected benefit obligations and accumulated benefit obligations for the SERP were $209,416,000 and $128,071,000, respectively, as of June 28, 2003 and $145,884,000 and $92,220,000,
respectively, as of June 29, 2002.

     The funded status of the defined benefit plans is as follows (including the SERP benefit obligations but excluding the cash surrender values of life insurance policies from plan assets):

                                                  PENSION BENEFITS           OTHER POSTRETIREMENT PLANS
                                           ------------------------------   -----------------------------
                                           JUNE 28, 2003    JUNE 29, 2002   JUNE 28, 2003   JUNE 29, 2002
                                           --------------   -------------   -------------   -------------
Change in benefit obligation:
Benefit obligation at beginning of
  year...................................  $  708,829,000   $ 576,759,000    $ 5,270,000     $ 4,391,000
Service cost.............................      51,806,000      46,085,000        318,000         263,000
Interest cost............................      50,809,000      42,679,000        372,000         321,000
Amendments...............................       4,246,000       1,901,000             --              --
Actuarial loss...........................     229,408,000      58,933,000      1,007,000         295,000
Actual expenses..........................      (3,443,000)     (3,280,000)            --              --
Settlements..............................       2,401,000      (1,128,000)            --              --
Total disbursements......................     (15,704,000)    (13,120,000)      (131,000)             --
                                           --------------   -------------    -----------     -----------
Benefit obligation at end of year........   1,028,352,000     708,829,000      6,836,000       5,270,000
                                           --------------   -------------    -----------     -----------
Change in plan assets:
Fair value of plan assets at beginning of
  year...................................     456,231,000     416,372,000             --              --
Actual return on plan assets.............       3,553,000     (26,877,000)            --              --
Employer contribution....................     164,565,000      83,136,000        131,000              --
Actual expenses..........................      (3,443,000)     (3,280,000)            --              --
Total disbursements......................     (15,704,000)    (13,120,000)      (131,000)             --
                                           --------------   -------------    -----------     -----------
Fair value of plan assets at end of
  year...................................     605,202,000     456,231,000             --              --
                                           --------------   -------------    -----------     -----------
Funded status............................    (423,150,000)   (252,598,000)    (6,836,000)     (5,270,000)
Unrecognized net actuarial loss (gain)...     493,829,000     236,852,000     (1,263,000)     (2,394,000)
Unrecognized net obligation (asset) due
  to initial application of SFAS No.
  87.....................................         279,000        (273,000)     1,534,000       1,687,000
Unrecognized prior service cost..........      20,382,000      17,082,000      1,397,000       1,599,000
                                           --------------   -------------    -----------     -----------
Net amount recognized....................  $   91,340,000   $   1,063,000    $(5,168,000)    $(4,378,000)
                                           ==============   =============    ===========     ===========

     Additional information related to SYSCO's defined benefit plans is as follows:

                                                              JUNE 28, 2003    JUNE 29, 2002
                                                              --------------   -------------
Net amount recognized consists of:
Accrued benefit liability...................................  $ (229,109,000)  $(122,597,000)
Intangible asset............................................      20,661,000      17,693,000
Accumulated other comprehensive loss........................     299,788,000     105,967,000
                                                              --------------   -------------
Net amount recognized.......................................  $   91,340,000   $   1,063,000
                                                              ==============   =============
Plans with accumulated benefit obligation in excess of fair
  value of plan assets:
Projected benefit obligation................................  $1,028,352,000   $ 708,829,000
Accumulated benefit obligation..............................     834,310,000     578,828,000
Fair value of plan assets at end of year....................     605,202,000     456,231,000

     Changes in assumptions regarding the discount rate together with actual returns on plan assets below the expected return assumptions resulted in the company being required to reflect a cumulative adjustment to other comprehensive income with respect to minimum pension liability of $185,118,000, net of tax, as of June 28, 2003 and $65,435,000, net of tax, as of June 29, 2002. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in the pension liability and an offsetting charge to shareholders' equity, net of tax, through comprehensive loss rather than net income.

     As a result of changes in the assumptions together with the normal growth of the plan and the impact of losses from prior periods, net pension cost increased $22,952,000 in fiscal 2003 and is expected to increase $39,900,000 in fiscal 2004.

     The company's cash contributions to its pension plans were $164,565,000 and $83,136,000 in fiscal years 2003 and 2002, respectively. For the past several years no contributions have been required to be made to the qualified pension trust, as determined by government regulations; however, SYSCO has chosen to voluntarily make contributions. In fiscal 2004, contributions to the qualified pension trust will also not be required as determined by government regulations.

     The assumptions as of fiscal year-end were:

                                                   PENSION BENEFITS           OTHER POSTRETIREMENT PLANS
                                             -----------------------------   -----------------------------
                                             JUNE 28, 2003   JUNE 29, 2002   JUNE 28, 2003   JUNE 29, 2002
                                             -------------   -------------   -------------   -------------
Discount rate..............................      6.00%           7.25%           6.00%           7.25%
Expected rate of return....................      9.00            9.50              --              --
Rate of compensation increase..............      5.89            5.89              --              --

     A healthcare cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

     The components of net pension costs are as follows:

                                                                   PENSION BENEFITS
                                                     ---------------------------------------------
                                                     JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
                                                     -------------   -------------   -------------
Service cost.......................................  $ 51,806,000    $ 46,085,000    $ 36,365,000
Interest cost......................................    50,809,000      42,679,000      34,194,000
Expected return on plan assets.....................   (46,462,000)    (43,053,000)    (40,504,000)
Amortization of prior service cost.................     3,346,000       1,814,000         479,000
Recognized net actuarial loss......................    15,341,000       4,658,000         672,000
Amortization of net transition obligation..........      (552,000)       (847,000)       (847,000)
                                                     ------------    ------------    ------------
Net pension costs..................................  $ 74,288,000    $ 51,336,000    $ 30,359,000
                                                     ============    ============    ============

     The components of other postretirement benefit costs are as follows:

                                                                  OTHER POSTRETIREMENT PLANS
                                                         ---------------------------------------------
                                                         JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
                                                         -------------   -------------   -------------
Service cost...........................................    $ 318,000       $ 263,000       $ 218,000
Interest cost..........................................      372,000         321,000         283,000
Expected return on plan assets.........................           --              --              --
Amortization of prior service cost.....................      202,000         202,000         202,000
Recognized net actuarial gain..........................     (123,000)       (141,000)       (173,000)
Amortization of net transition obligation..............      153,000         153,000         153,000
                                                           ---------       ---------       ---------
Net other postretirement benefit costs.................    $ 922,000       $ 798,000       $ 683,000
                                                           =========       =========       =========

     Multi-employer pension costs were $27,808,000, $27,511,000, and $26,246,000 in fiscal 2003, 2002 and 2001, respectively.

CONTINGENCIES

     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

SUPPLEMENTAL GUARANTOR INFORMATION

     SYSCO International, Co. is an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada and is a wholly-owned subsidiary of SYSCO. In May 2002, SYSCO International, Co. issued, in a private offering, $200,000,000 of 6.10% notes due in 2012 (See "Debt"). In December 2002, these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by SYSCO. SYSCO International, Co. is a holding company with no significant sources of income or assets, other than its equity interests in its subsidiaries and interest income from loans made to its subsidiaries. The proceeds from the issuance of the 6.10% notes were used to repay commercial paper issued to fund the fiscal 2002 acquisition of a Canadian broadline foodservice operation.

     The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (SYSCO), the subsidiary issuer (SYSCO International), all other non-guarantor subsidiaries of SYSCO (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries. The financial information for SYSCO includes corporate activities as well as certain operating companies which were operated as divisions of SYSCO prior to fiscal 2003. Beginning with the third quarter of fiscal 2003, these divisions have been operated as subsidiaries and their results from that point in time are included in the Other Non-Guarantor Subsidiaries column. The accompanying financial information includes the balances and results of SYSCO International, Co. from the date of its inception in February 2002.

                                           CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 28, 2003
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Current assets...............  $  203,219     $     549         $ 3,425,766       $        --    $ 3,629,534
Investment in subsidiaries...   7,529,006       213,247             217,315        (7,959,568)            --
Plant and equipment, net.....      84,023            --           1,838,637                --      1,922,660
Other assets.................     254,047         2,135           1,128,145                --      1,384,327
                               ----------     ---------         -----------       -----------    -----------
Total assets.................  $8,070,295     $ 215,931         $ 6,609,863       $(7,959,568)   $ 6,936,521
                               ==========     =========         ===========       ===========    ===========
Current liabilities..........  $  (15,010)    $  72,399         $ 2,643,740       $        --    $ 2,701,129
Intercompany payables
  (receivables)..............   4,694,543       (57,185)         (4,637,358)               --             --
Long-term debt...............     989,899       199,431              60,137                --      1,249,467
Other liabilities............     236,069            --             552,325                --        788,394
Shareholders' equity.........   2,164,794         1,286           7,991,019        (7,959,568)     2,197,531
                               ----------     ---------         -----------       -----------    -----------
Total liabilities and
  shareholders' equity.......  $8,070,295     $ 215,931         $ 6,609,863       $(7,959,568)   $ 6,936,521
                               ==========     =========         ===========       ===========    ===========

                                           CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 29, 2002
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Current assets...............  $  526,259     $  10,010         $ 2,617,020       $        --    $ 3,153,289
Investment in subsidiaries...   5,279,299       206,203             194,854        (5,680,356)            --
Plant and equipment, net.....     271,971            --           1,425,811                --      1,697,782
Other assets.................     228,320         1,418             908,944                --      1,138,682
                               ----------     ---------         -----------       -----------    -----------
Total assets.................  $6,305,849     $ 217,631         $ 5,146,629       $(5,680,356)   $ 5,989,753
                               ==========     =========         ===========       ===========    ===========
Current liabilities..........  $  621,638     $  64,554         $ 1,384,172       $        --    $ 2,070,364
Intercompany payables
  (receivables)..............   2,353,921       (47,508)         (2,306,413)               --             --
Long-term debt...............     933,028       199,366              43,913                --      1,176,307
Other liabilities............     264,743            --             345,820                --        610,563
Shareholders' equity.........   2,132,519         1,219           5,679,137        (5,680,356)     2,132,519
                               ----------     ---------         -----------       -----------    -----------
Total liabilities and
  shareholders' equity.......  $6,305,849     $ 217,631         $ 5,146,629       $(5,680,356)   $ 5,989,753
                               ==========     =========         ===========       ===========    ===========

                                               CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                          YEAR ENDED JUNE 28, 2003
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Sales........................  $1,651,729     $      --         $24,488,608       $        --    $26,140,337
Cost of sales................   1,278,537            --          19,701,019                --     20,979,556
Operating expenses...........     377,861           975           3,457,671                --      3,836,507
Interest expense (income)....     355,192        10,586            (293,544)               --         72,234
Other, net...................         272            --              (8,619)               --         (8,347)
                               ----------     ---------         -----------       -----------    -----------
Total costs and expenses.....   2,011,862        11,561          22,856,527                --     24,879,950
                               ----------     ---------         -----------       -----------    -----------
Earnings (loss) before income
  taxes......................    (360,133)      (11,561)          1,632,081                --      1,260,387
Income tax (benefit)
  provision..................    (137,751)       (4,422)            624,272                --        482,099
Equity in earnings of
  subsidiaries...............   1,000,670         7,204                  --        (1,007,874)            --
                               ----------     ---------         -----------       -----------    -----------
Net earnings.................  $  778,288     $      65         $ 1,007,809       $(1,007,874)   $   778,288
                               ==========     =========         ===========       ===========    ===========

                                               CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                          YEAR ENDED JUNE 29, 2002
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Sales........................  $3,120,292     $      --         $20,230,212       $        --    $23,350,504
Cost of sales................   2,430,815            --          16,291,348                --     18,722,163
Operating expenses...........     554,731           103           2,912,545                --      3,467,379
Interest expense (income)....     271,616         1,386            (210,105)               --         62,897
Other, net...................          83            --              (2,888)               --         (2,805)
                               ----------     ---------         -----------       -----------    -----------
Total costs and expenses.....   3,257,245         1,489          18,990,900                --     22,249,634
                               ----------     ---------         -----------       -----------    -----------
Earnings (loss) before income
  taxes......................    (136,953)       (1,489)          1,239,312                --      1,100,870
Income tax (benefit)
  provision..................     (52,385)         (569)            474,037                --        421,083
Equity in earnings of
  subsidiaries...............     764,355         2,139                  --          (766,494)            --
                               ----------     ---------         -----------       -----------    -----------
Net earnings.................  $  679,787     $   1,219         $   765,275       $  (766,494)   $   679,787
                               ==========     =========         ===========       ===========    ===========

                                               CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                          YEAR ENDED JUNE 30, 2001
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Sales........................  $2,987,807     $      --         $18,796,690       $        --    $21,784,497
Cost of sales................   2,339,835            --          15,173,303                --     17,513,138
Operating expenses...........     536,595            --           2,696,232                --      3,232,827
Interest expense (income)....     233,603            --            (161,827)               --         71,776
Other, net...................       1,285            --              (1,184)               --            101
                               ----------     ---------         -----------       -----------    -----------
Total costs and expenses.....   3,111,318            --          17,706,524                --     20,817,842
                               ----------     ---------         -----------       -----------    -----------
Earnings (loss) before income
  taxes......................    (123,511)           --           1,090,166                --        966,655
Income tax (benefit)
  provision..................     (47,243)           --             416,989                --        369,746
Equity in earnings of
  subsidiaries...............     673,177            --                  --          (673,177)            --
                               ----------     ---------         -----------       -----------    -----------
Net earnings.................  $  596,909     $      --         $   673,177       $  (673,177)   $   596,909
                               ==========     =========         ===========       ===========    ===========

                                                     CONDENSED CONSOLIDATING CASH FLOWS
                                                          YEAR ENDED JUNE 28, 2003
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Net cash provided by (used
  for):
Operating activities.........  $ (366,480)    $ (28,100)        $ 1,767,420       $        --    $ 1,372,840
Investing activities.........    (307,303)           --            (374,522)               --       (681,825)
Financing activities.........    (576,747)       38,594             (12,375)               --       (550,528)
Exchange rate on cash........          --            --              (1,479)               --         (1,479)
Intercompany activity........   1,364,126       (19,986)         (1,344,140)               --             --
                               ----------     ---------         -----------       -----------    -----------
Net increase in cash.........     113,596        (9,492)             34,904                --        139,008
Cash at the beginning of the
  period.....................      92,447        10,006              95,986                --        198,439
                               ----------     ---------         -----------       -----------    -----------
Cash at the end of the
  period.....................  $  206,043     $     514         $   130,890       $        --    $   337,447
                               ==========     =========         ===========       ===========    ===========

                                                     CONDENSED CONSOLIDATING CASH FLOWS
                                                          YEAR ENDED JUNE 29, 2002
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Net cash provided by (used
  for):
Operating activities.........  $   90,129     $  (1,081)        $   995,932       $        --    $ 1,084,980
Investing activities.........    (102,038)     (222,420)           (337,842)               --       (662,300)
Financing activities.........    (584,151)      262,586             (38,419)               --       (359,984)
Intercompany activity........     648,675       (29,079)           (619,596)               --             --
                               ----------     ---------         -----------       -----------    -----------
Net increase in cash.........      52,615        10,006                  75                --         62,696
Cash at the beginning of the
  period.....................      39,832            --              95,911                --        135,743
                               ----------     ---------         -----------       -----------    -----------
Cash at the end of the
  period.....................  $   92,447     $  10,006         $    95,986       $        --    $   198,439
                               ==========     =========         ===========       ===========    ===========

                                                     CONDENSED CONSOLIDATING CASH FLOWS
                                                          YEAR ENDED JUNE 30, 2001
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Net cash provided by (used
  for):
Operating activities.........  $   27,693     $      --         $   927,531       $        --    $   955,224
Investing activities.........     (96,319)           --            (242,432)               --       (338,751)
Financing activities.........    (601,623)           --             (38,235)               --       (639,858)
Intercompany activity........     649,609            --            (649,609)               --             --
                               ----------     ---------         -----------       -----------    -----------
Net decrease in cash.........     (20,640)           --              (2,745)               --        (23,385)
Cash at the beginning of the
  period.....................      60,472            --              98,656                --        159,128
                               ----------     ---------         -----------       -----------    -----------
Cash at the end of the
  period.....................  $   39,832     $      --         $    95,911       $        --    $   135,743
                               ==========     =========         ===========       ===========    ===========

BUSINESS SEGMENT INFORMATION

     The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. "Other" financial information is attributable to the company's other segments, including the company's specialty produce, meat and lodging industry products segments. The company's Canadian operations are not significant for geographical disclosure purposes.

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

     The following table sets forth the financial information for SYSCO's business segments:

                                                                         YEAR ENDED
                                                        ---------------------------------------------
                                                        JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
                                                        -------------   -------------   -------------
                                                                       (IN THOUSANDS)
Sales:
  Broadline...........................................   $21,489,862     $19,163,449     $18,106,842
  SYGMA...............................................     2,916,174       2,671,110       2,415,840
  Other...............................................     2,003,060       1,707,229       1,377,987
  Intersegment sales..................................      (268,759)       (191,284)       (116,172)
                                                         -----------     -----------     -----------
          Total.......................................   $26,140,337     $23,350,504     $21,784,497
                                                         ===========     ===========     ===========
Earnings before income taxes:
  Broadline...........................................   $ 1,276,059     $ 1,131,234     $ 1,006,213
  SYGMA...............................................        23,838          23,045          16,319
  Other...............................................        51,163          48,840          42,288
                                                         -----------     -----------     -----------
  Total segments......................................     1,351,060       1,203,119       1,064,820
  Unallocated corporate expenses......................       (90,673)       (102,249)        (98,165)
                                                         -----------     -----------     -----------
          Total.......................................   $ 1,260,387     $ 1,100,870     $   966,655
                                                         ===========     ===========     ===========
Depreciation and amortization:
  Broadline...........................................   $   213,877     $   200,881     $   189,058
  SYGMA...............................................        17,479          16,237          14,492
  Other...............................................        17,669          19,181          13,150
                                                         -----------     -----------     -----------
  Total segments......................................       249,025         236,299         216,700
  Corporate...........................................        24,117          41,952          31,540
                                                         -----------     -----------     -----------
          Total.......................................   $   273,142     $   278,251     $   248,240
                                                         ===========     ===========     ===========
Capital expenditures:
  Broadline...........................................   $   338,346     $   361,284     $   288,934
  SYGMA...............................................        17,898          20,941          16,996
  Other...............................................        18,519          13,634          14,327
                                                         -----------     -----------     -----------
  Total segments......................................       374,763         395,859         320,257
  Corporate...........................................        60,874          20,534          20,881
                                                         -----------     -----------     -----------
          Total.......................................   $   435,637     $   416,393     $   341,138
                                                         ===========     ===========     ===========
Assets:
  Broadline...........................................   $ 4,513,533     $ 3,983,216     $ 3,550,584
  SYGMA...............................................       190,406         176,093         172,899
  Other...............................................       501,236         424,982         425,376
                                                         -----------     -----------     -----------
  Total segments......................................     5,205,175       4,584,291       4,148,859
  Corporate...........................................     1,731,346       1,405,462       1,204,128
                                                         -----------     -----------     -----------
          Total.......................................   $ 6,936,521     $ 5,989,753     $ 5,352,987
                                                         ===========     ===========     ===========

     The sales mix for the principal product categories during the three years ended June 28, 2003 is as follows:

                                                                         YEAR ENDED
                                                        ---------------------------------------------
                                                        JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
                                                        -------------   -------------   -------------
                                                                       (IN THOUSANDS)
Canned and dry products...............................   $ 4,966,046     $ 4,382,840     $ 4,212,677
Fresh and frozen meats................................     4,671,794       4,169,232       3,848,523
Frozen fruits, vegetables, bakery and other...........     3,607,449       3,104,442       2,925,615
Poultry...............................................     2,666,831       2,346,308       2,156,847
Dairy products........................................     2,264,145       2,139,739       1,905,596
Fresh produce.........................................     2,228,954       1,990,071       1,939,222
Paper and disposables.................................     2,053,362       1,840,534       1,708,697
Seafood...............................................     1,474,140       1,332,539       1,330,880
Beverage products.....................................       809,562         728,624         666,320
Equipment and smallwares..............................       592,234         593,741         534,217
Janitorial products...................................       591,663         543,168         405,662
Medical supplies......................................       214,157         179,266         150,241
                                                         -----------     -----------     -----------
          Total.......................................   $26,140,337     $23,350,504     $21,784,497
                                                         ===========     ===========     ===========

QUARTERLY RESULTS (UNAUDITED)

     Financial information for each quarter in the years ended June 28, 2003 and June 29, 2002 is set forth below:

                                                           QUARTER ENDED
                                 ------------------------------------------------------------------
2003                             SEPTEMBER 28   DECEMBER 28    MARCH 29     JUNE 28     FISCAL YEAR
----                             ------------   -----------   ----------   ----------   -----------
                                                (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales..........................   $6,424,422    $6,348,797    $6,395,278   $6,971,840   $26,140,337
Cost of sales..................    5,154,704     5,097,716     5,144,473    5,582,663    20,979,556
Operating expenses.............      960,635       937,290       962,459      976,123     3,836,507
Interest expense...............       16,828        17,503        18,276       19,627        72,234
Other, net.....................       (3,412)       (2,606)       (2,661)         332        (8,347)
                                  ----------    ----------    ----------   ----------   -----------
Earnings before income taxes...      295,667       298,894       272,731      393,095     1,260,387
Income taxes...................      113,093       114,327       104,320      150,359       482,099
                                  ----------    ----------    ----------   ----------   -----------
Net earnings...................   $  182,574    $  184,567    $  168,411   $  242,736   $   778,288
                                  ==========    ==========    ==========   ==========   ===========
Per share:
  Basic net earnings...........   $     0.28    $     0.28    $     0.26   $     0.38   $      1.20
  Diluted net earnings.........         0.28          0.28          0.26         0.37          1.18
  Dividends declared...........         0.09          0.11          0.11         0.11          0.42
  Market price -- high/low.....        31-21         33-28         31-23        32-25         33-21

                                                           QUARTER ENDED
                                 ------------------------------------------------------------------
2002                             SEPTEMBER 29   DECEMBER 29    MARCH 30     JUNE 29     FISCAL YEAR
----                             ------------   -----------   ----------   ----------   -----------
                                                (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales..........................   $5,828,678    $5,590,966    $5,620,324   $6,310,536   $23,350,504
Cost of sales..................    4,683,617     4,481,655     4,510,059    5,046,832    18,722,163
Operating expenses.............      864,456       836,355       851,668      914,900     3,467,379
Interest expense...............       15,864        16,513        14,318       16,202        62,897
Other, net.....................         (769)         (290)         (877)        (869)       (2,805)
                                  ----------    ----------    ----------   ----------   -----------
Earnings before income taxes...      265,510       256,733       245,156      333,471     1,100,870
Income taxes...................      101,558        98,200        93,772      127,553       421,083
                                  ----------    ----------    ----------   ----------   -----------
Net earnings...................   $  163,952    $  158,533    $  151,384   $  205,918   $   679,787
                                  ==========    ==========    ==========   ==========   ===========
Per share:
  Basic net earnings...........   $     0.25    $     0.24    $     0.23   $     0.31   $      1.03
  Diluted net earnings.........         0.24          0.24          0.23         0.31          1.01
  Dividends declared...........         0.07          0.09          0.09         0.09          0.34
  Market price -- high/low.....        30-22         27-24         30-25        30-26         30-22
PERCENTAGE INCREASES -- 2003 VS. 2002:
Sales..........................           10%           14%           14%          10%           12%
Earnings before income taxes...           11            16            11           18            14
Net earnings...................           11            16            11           18            14
Basic net earnings per share...           12            17            13           23            17
Diluted net earnings per
  share........................           17            17            13           19            17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of June 28, 2003, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of June 28, 2003 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission.

                                    PART III

     Except as otherwise indicated, the information required by Items 10, 11, 12, 13 and 14 will be included in the company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the end of the fiscal year covered by this Form 10-K and such portions of said proxy statement are hereby incorporated by reference thereto.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers is included in Part I (Item 4A) of this Form 10-K (page 8).

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

        1. All financial statements. See index to Consolidated Financial Statements on page 24 of this Form 10-K.

        2. Financial Statement Schedule. See page S-1 of this Form 10-K.

        3. Exhibits.

   3(a)   --   Restated Certificate of Incorporation, incorporated by
               reference to Exhibit 3(a) to Form 10-K for the year ended
               June 28, 1997 (File No. 1-6544).
   3(b)   --   Amended and Restated Bylaws of Sysco Corporation dated
               February 8, 2002, incorporated by reference to Exhibit 3(b)
               to Form 10-Q for the quarter ended December 29, 2001 (File
               No. 1-6544).
   3(c)   --   Form of Amended Certificate of Designation, Preferences and
               Rights of Series A Junior Participating Preferred Stock,
               incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
   3(d)   --   Certificate of Amendment of Certificate of Incorporation
               increasing authorized shares, incorporated by reference to
               Exhibit 3(d) to Form 10-Q for the quarter ended January 1,
               2000 (File No. 1-6544).

   4(a)   --   Sixth Amendment and Restatement of Competitive Advance and
               Revolving Credit Facility Agreement dated May 31, 1996,
               incorporated by reference to Exhibit 4(a) to Form 10-K in
               the year ended June 27, 1996 (File No. 1-6544).
   4(b)   --   Agreement and Seventh Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 27,
               1997, incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
   4(c)   --   Agreement and Eighth Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 22,
               1998, incorporated by reference to Exhibit 4(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
   4(d)   --   Senior Debt Indenture, dated as of June 15, 1995, between
               Sysco Corporation and First Union National Bank of North
               Carolina, Trustee, incorporated by reference to Exhibit 4(a)
               to Registration Statement on Form S-3 filed June 6, 1995
               (File No. 33-60023).
   4(e)   --   First Supplemental Indenture, dated June 27, 1995, between
               Sysco Corporation and First Union National Bank of North
               Carolina, Trustee as amended, incorporated by reference to
               Exhibit 4(e) to Form 10-K for the year ended June 29, 1996
               (File No. 1-6544).
   4(f)   --   Second Supplemental Indenture, dated as of May 1, 1996,
               between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee as amended, incorporated by
               reference to Exhibit 4(f) to Form 10-K for the year ended
               June 29, 1996 (File No. 1-6544).
   4(g)   --   Third Supplemental Indenture, dated as of April 25, 1997,
               between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee, incorporated by reference to
               Exhibit 4(g) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
   4(h)   --   Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee, incorporated by reference to
               Exhibit 4(h) to Form 10-K for the year ended June 28,1997
               (File No. 1-6544).
   4(i)   --   Fifth Supplemental Indenture, dated as of July 27, 1998
               between Sysco Corporation and First Union National Bank,
               Trustee, incorporated by reference to Exhibit 4(h) to Form
               10-K for the year ended June 27, 1998 (File No. 1-6544).
   4(j)   --   Agreement and Ninth Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of December 1,
               1999, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
   4(k)   --   Sixth Supplemental Indenture dated April 5, 2002 between
               Sysco Corporation and Wachovia Bank, National Association,
               incorporated by reference to Exhibit 4.1 to Form 8-K dated
               April 5, 2002.
   4(l)   --   Indenture dated May 23, 2002 between Sysco International,
               Co., Sysco Corporation and Wachovia Bank, National
               Association, incorporated by reference to Exhibit 4.1 to
               Registration Statement on Form S-4 filed August 21, 2002
               (File No. 333-98489).
   4(m)   --   Credit Agreement dated September 13, 2002 by and among SYSCO
               Corporation, JPMorgan Chase Bank, individually and as
               Administrative Agent, the Co-Syndication Agents named
               therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 filed on May 13, 2003
               (File No. 1-6544).
  10(a)+  --   Amended and Restated Sysco Corporation Executive Deferred
               Compensation Plan, incorporated by reference to Exhibit
               10(a) to Form 10-K for the year ended July 1, 1995 (File No.
               1-6544).
  10(b)+  --   Fifth Amended and Restated Sysco Corporation Supplemental
               Executive Retirement Plan, incorporated by reference to
               Exhibit 10(b) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(c)+  --   Sysco Corporation Employee Incentive Stock Option Plan,
               incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(d)+  --   Sysco Corporation 1995 Management Incentive Plan,
               incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).
  10(e)+  --   Sysco Corporation 1991 Stock Option Plan, incorporated by
               reference to Exhibit 10(e) to Form 10-K for the year ended
               July 3, 1999 (File No. 1-6544).

  10(f)+  --   Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to
               Exhibit 10(f) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(g)+  --   Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to
               Exhibit 10(g) to Form 10-K for the year ended July 3, 1999
               (File No. 1-6544).
  10(h)+  --   Sysco Corporation Amended and Restated Non-Employee
               Directors Stock Option Plan, incorporated by reference to
               Exhibit 10(g) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(i)+  --   Amendment to the Amended and Restated Non-Employee Directors
               Stock Option Plan dated effective November 5, 1998,
               incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(j)+  --   Sysco Corporation Non-Employee Directors Stock Plan,
               incorporated by reference to Appendix A of the 1998 Proxy
               Statement (File No. 1-6544).
  10(k)   --   Amended and Restated Shareholder Rights Agreement,
               incorporated by reference to Registration Statement on Form
               8-A/A, filed May 29, 1996 (File No. 1-6544).
  10(l)   --   Amendment to the Amended and Restated Shareholder Rights
               Agreement dated as of May 20, 1996, incorporated by
               reference to Exhibit 1 to Registration Statement on Form
               8-A/A, filed July 16, 1999 (File No. 1-6544).
  10(m)+  --   Sysco Corporation Split Dollar Life Insurance Plan,
               incorporated by reference to Exhibit 10(m) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
  10(n)+  --   Executive Compensation Adjustment Agreement -- Bill M.
               Lindig, incorporated by reference to Exhibit 10(n) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(o)+  --   Executive Compensation Adjustment Agreement -- Charles H.
               Cotros, incorporated by reference to Exhibit 10(o) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(p)+  --   First Amendment to Fifth Amended and Restated Sysco
               Corporation Supplemental Executive Retirement Plan dated
               effective June 29, 1997, incorporated by reference to
               Exhibit 10(p) to Form 10-Q for the quarter ended January 1,
               2000 (File No. 1-6544).
  10(q)+  --   First Amendment to Amended and Restated Sysco Corporation
               Executive Deferred Compensation Plan dated effective June
               29, 1997, incorporated by reference to Exhibit 10(q) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(r)+  --   First Amendment to Sysco Corporation 1995 Management
               Incentive Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(r) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
  10(s)+  --   2000 Management Incentive Plan, incorporated by reference to
               Appendix A to Proxy Statement filed September 25, 2000 (File
               No. 1-6544).
  10(t)+  --   2000 Stock Incentive Plan, incorporated by reference to
               Appendix B to Proxy Statement filed on September 25, 2000
               (File No. 1-6544).
  10(u)+  --   Amended and Restated Non-Employee Directors Stock Plan,
               incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).
  10(v)+  --   Second Amendment dated as of May 10, 2000, to the Fifth
               Amended and Restated SYSCO Corporation Supplemental
               Executive Retirement Plan, incorporated by reference to
               Exhibit 10(a) to Form 10-Q for the quarter ended September
               30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(w)+  --   Second Amendment dated as of May 10, 2000, to Amended and
               Restated SYSCO Corporation Executive Deferred Compensation
               Plan, incorporated by reference to Exhibit 10(b) to Form
               10-Q for the quarter ended September 30, 2000 filed on
               November 13, 2000 (File No. 1-6544).

  10(x)+  --   First Amendment dated as of May 10, 2000 to Amended and
               Restated SYSCO Corporation Board of Directors Deferred
               Compensation Plan, incorporated by reference to Exhibit
               10(c) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(y)+  --   First Amendment, dated September 1, 2000, to the Executive
               Compensation Adjustment Agreement between Sysco and Charles
               H. Cotros, incorporated by reference to Exhibit 10(d) to
               Form 10-Q for the quarter ended September 30, 2000 filed on
               November 13, 2000 (File No. 1-6544).
  10(z)+  --   Equity Deferral Plan dated April 1, 2002, incorporated by
               reference to Exhibit 10(z) to Form 10-K for the year ended
               June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
 10(aa)+  --   Second Amended and Restated Board of Directors Deferred
               Compensation Plan dated April 1, 2002, incorporated by
               reference to Exhibit 10(aa) to Form 10-K for the year ended
               June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
 10(bb)+  --   First Amendment to Second Amended and Restated Board of
               Directors Deferred Compensation Plan dated July 12, 2002,
               incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002
               (File No. 1-6544).
 10(cc)+  --   Second Amended and Restated Executive Deferred Compensation
               Plan dated April 1, 2002, incorporated by reference to
               Exhibit 10(cc) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
 10(dd)+  --   First Amendment to Second Amended and Restated Executive
               Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year
               ended June 29, 2002 filed on September 25, 2002 (File No.
               1-6544).
 10(ee)+  --   Third Amendment to Fifth Amended and Restated Supplemental
               Executive Retirement Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year
               ended June 29, 2002 filed on September 25, 2002 (File No.
               1-6544).
 10(ff)+  --   Retiree Equity Deferral Plan Effective November 22, 2002,
               incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended December 28, 2002 filed on February 10,
               2003 (File No. 1-6544).
     21#  --   Subsidiaries of the Registrant.
     23#  --   Independent Public Accountants' Consent.
  31(a)#  --   CEO Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
  31(b)#  --   CFO Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
  32(a)#  --   CEO Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.
  32(b)#  --   CFO Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

---------------

+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

# Filed Herewith

     (b) The following reports on Form 8-K were filed during the fourth quarter of fiscal 2003:

          On April 28, 2003, the company filed a Form 8-K announcing the results of its third quarter ended March 29, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 2003.

                                          SYSCO CORPORATION

                                          By    /s/ RICHARD J. SCHNIEDERS
                                            ------------------------------------
                                                   Richard J. Schnieders
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:





         /s/ RICHARD J. SCHNIEDERS                 Chairman of the Board and Chief Executive
--------------------------------------------                        Officer
           Richard J. Schnieders




       /s/ JOHN K. STUBBLEFIELD, JR.                 Executive Vice President, Finance and
--------------------------------------------                     Administration
         John K. Stubblefield, Jr.

DIRECTORS:





           /s/ COLIN G. CAMPBELL                           /s/ RICHARD J. SCHNIEDERS
--------------------------------------------      --------------------------------------------
             Colin G. Campbell                               Richard J. Schnieders




            /s/ JUDITH B. CRAVEN                             /s/ PHYLLIS S. SEWELL
--------------------------------------------      --------------------------------------------
              Judith B. Craven                                 Phyllis S. Sewell




            /s/ JONATHAN GOLDEN                          /s/ JOHN K. STUBBLEFIELD, JR.
--------------------------------------------      --------------------------------------------
              Jonathan Golden                              John K. Stubblefield, Jr.




           /s/ THOMAS E. LANKFORD                           /s/ RICHARD G. TILGHMAN
--------------------------------------------      --------------------------------------------
             Thomas E. Lankford                               Richard G. Tilghman




           /s/ RICHARD G. MERRILL                              /s/ JACKIE M. WARD
--------------------------------------------      --------------------------------------------
             Richard G. Merrill                                  Jackie M. Ward




          /s/ FRANK H. RICHARDSON
--------------------------------------------
            Frank H. Richardson

                       SYSCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT    CHARGED TO      CHARGED TO                   BALANCE AT
                                      BEGINNING OF    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS      END OF
                       DESCRIPTION       PERIOD       EXPENSES      DESCRIBE(1)     DESCRIBE(2)     PERIOD
                       ------------   ------------   -----------   --------------   -----------   -----------
For year ended June
  30, 2001...........  Allowance      $42,628,000    $21,740,000    $  1,789,000    $23,045,000   $43,112,000
                       for doubtful
                       accounts
For year ended June
  29, 2002...........  Allowance      $43,112,000    $25,904,000    $(12,610,000)   $26,068,000   $30,338,000
                       for doubtful
                       accounts
For year ended June
  28, 2003...........  Allowance      $30,338,000    $27,133,000    $  2,305,000    $24,771,000   $35,005,000
                       for doubtful
                       accounts

---------------

(1) Allowance accounts resulting from acquisitions and other adjustments.

(2) Customer accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBIT
  -------                               ----------------------
   3(a)        --    Restated Certificate of Incorporation, incorporated by
                     reference to Exhibit 3(a) to Form 10-K for the year ended
                     June 28, 1997 (File No. 1-6544).
   3(b)        --    Amended and Restated Bylaws of Sysco Corporation dated
                     February 8, 2002, incorporated by reference to Exhibit 3(b)
                     to Form 10-Q for the quarter ended December 29, 2001 (File
                     No. 1-6544).
   3(c)        --    Form of Amended Certificate of Designation, Preferences and
                     Rights of Series A Junior Participating Preferred Stock,
                     incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
   3(d)        --    Certificate of Amendment of Certificate of Incorporation
                     increasing authorized shares, incorporated by reference to
                     Exhibit 3(d) to Form 10-Q for the quarter ended January 1,
                     2000 (File No. 1-6544).
   4(a)        --    Sixth Amendment and Restatement of Competitive Advance and
                     Revolving Credit Facility Agreement dated May 31, 1996,
                     incorporated by reference to Exhibit 4(a) to Form 10-K in
                     the year ended June 27, 1996 (File No. 1-6544).
   4(b)        --    Agreement and Seventh Amendment to Competitive Advance and
                     Revolving Credit Facility Agreement dated as of June 27,
                     1997, incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
   4(c)        --    Agreement and Eighth Amendment to Competitive Advance and
                     Revolving Credit Facility Agreement dated as of June 22,
                     1998, incorporated by reference to Exhibit 4(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
   4(d)        --    Senior Debt Indenture, dated as of June 15, 1995, between
                     Sysco Corporation and First Union National Bank of North
                     Carolina, Trustee, incorporated by reference to Exhibit 4(a)
                     to Registration Statement on Form S-3 filed June 6, 1995
                     (File No. 33-60023).
   4(e)        --    First Supplemental Indenture, dated June 27, 1995, between
                     Sysco Corporation and First Union National Bank of North
                     Carolina, Trustee as amended, incorporated by reference to
                     Exhibit 4(e) to Form 10-K for the year ended June 29, 1996
                     (File No. 1-6544).
   4(f)        --    Second Supplemental Indenture, dated as of May 1, 1996,
                     between Sysco Corporation and First Union National Bank of
                     North Carolina, Trustee as amended, incorporated by
                     reference to Exhibit 4(f) to Form 10-K for the year ended
                     June 29, 1996 (File No. 1-6544).
   4(g)        --    Third Supplemental Indenture, dated as of April 25, 1997,
                     between Sysco Corporation and First Union National Bank of
                     North Carolina, Trustee, incorporated by reference to
                     Exhibit 4(g) to Form 10-K for the year ended June 28, 1997
                     (File No. 1-6544).
   4(h)        --    Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of
                     North Carolina, Trustee, incorporated by reference to
                     Exhibit 4(h) to Form 10-K for the year ended June 28,1997
                     (File No. 1-6544).
   4(i)        --    Fifth Supplemental Indenture, dated as of July 27, 1998
                     between Sysco Corporation and First Union National Bank,
                     Trustee, incorporated by reference to Exhibit 4(h) to Form
                     10-K for the year ended June 27, 1998 (File No. 1-6544).
   4(j)        --    Agreement and Ninth Amendment to Competitive Advance and
                     Revolving Credit Facility Agreement dated as of December 1,
                     1999, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
   4(k)        --    Sixth Supplemental Indenture dated April 5, 2002 between
                     Sysco Corporation and Wachovia Bank, National Association,
                     incorporated by reference to Exhibit 4.1 to Form 8-K dated
                     April 5, 2002.
   4(l)        --    Indenture dated May 23, 2002 between Sysco International,
                     Co., Sysco Corporation and Wachovia Bank, National
                     Association, incorporated by reference to Exhibit 4.1 to
                     Registration Statement on Form S-4 filed August 21, 2002
                     (File No. 333-98489).
   4(m)        --    Credit Agreement dated September 13, 2002 by and among SYSCO
                     Corporation, JPMorgan Chase Bank, individually and as
                     Administrative Agent, the Co-Syndication Agents named
                     therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 filed on May 13, 2003
                     (File No. 1-6544).

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBIT
  -------                               ----------------------
  10(a)+       --    Amended and Restated Sysco Corporation Executive Deferred
                     Compensation Plan, incorporated by reference to Exhibit
                     10(a) to Form 10-K for the year ended July 1, 1995 (File No.
                     1-6544).
  10(b)+       --    Fifth Amended and Restated Sysco Corporation Supplemental
                     Executive Retirement Plan, incorporated by reference to
                     Exhibit 10(b) to Form 10-K for the year ended June 28, 1997
                     (File No. 1-6544).
  10(c)+       --    Sysco Corporation Employee Incentive Stock Option Plan,
                     incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(d)+       --    Sysco Corporation 1995 Management Incentive Plan,
                     incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).
  10(e)+       --    Sysco Corporation 1991 Stock Option Plan, incorporated by
                     reference to Exhibit 10(e) to Form 10-K for the year ended
                     July 3, 1999 (File No. 1-6544).
  10(f)+       --    Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to
                     Exhibit 10(f) to Form 10-K for the year ended June 28, 1997
                     (File No. 1-6544).
  10(g)+       --    Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to
                     Exhibit 10(g) to Form 10-K for the year ended July 3, 1999
                     (File No. 1-6544).
  10(h)+       --    Sysco Corporation Amended and Restated Non-Employee
                     Directors Stock Option Plan, incorporated by reference to
                     Exhibit 10(g) to Form 10-K for the year ended June 28, 1997
                     (File No. 1-6544).
  10(i)+       --    Amendment to the Amended and Restated Non-Employee Directors
                     Stock Option Plan dated effective November 5, 1998,
                     incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(j)+       --    Sysco Corporation Non-Employee Directors Stock Plan,
                     incorporated by reference to Appendix A of the 1998 Proxy
                     Statement (File No. 1-6544).
  10(k)        --    Amended and Restated Shareholder Rights Agreement,
                     incorporated by reference to Registration Statement on Form
                     8-A/A, filed May 29, 1996 (File No. 1-6544).
  10(l)        --    Amendment to the Amended and Restated Shareholder Rights
                     Agreement dated as of May 20, 1996, incorporated by
                     reference to Exhibit 1 to Registration Statement on Form
                     8-A/A, filed July 16, 1999 (File No. 1-6544).
  10(m)+       --    Sysco Corporation Split Dollar Life Insurance Plan,
                     incorporated by reference to Exhibit 10(m) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
  10(n)+       --    Executive Compensation Adjustment Agreement -- Bill M.
                     Lindig, incorporated by reference to Exhibit 10(n) to Form
                     10-Q for the quarter ended January 1, 2000 (File No.
                     1-6544).
  10(o)+       --    Executive Compensation Adjustment Agreement -- Charles H.
                     Cotros, incorporated by reference to Exhibit 10(o) to Form
                     10-Q for the quarter ended January 1, 2000 (File No.
                     1-6544).
  10(p)+       --    First Amendment to Fifth Amended and Restated Sysco
                     Corporation Supplemental Executive Retirement Plan dated
                     effective June 29, 1997, incorporated by reference to
                     Exhibit 10(p) to Form 10-Q for the quarter ended January 1,
                     2000 (File No. 1-6544).
  10(q)+       --    First Amendment to Amended and Restated Sysco Corporation
                     Executive Deferred Compensation Plan dated effective June
                     29, 1997, incorporated by reference to Exhibit 10(q) to Form
                     10-Q for the quarter ended January 1, 2000 (File No.
                     1-6544).
  10(r)+       --    First Amendment to Sysco Corporation 1995 Management
                     Incentive Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(r) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
  10(s)+       --    2000 Management Incentive Plan, incorporated by reference to
                     Appendix A to Proxy Statement filed September 25, 2000 (File
                     No. 1-6544).
  10(t)+       --    2000 Stock Incentive Plan, incorporated by reference to
                     Appendix B to Proxy Statement filed on September 25, 2000
                     (File No. 1-6544).
  10(u)+       --    Amended and Restated Non-Employee Directors Stock Plan,
                     incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBIT
  -------                               ----------------------
  10(v)+       --    Second Amendment dated as of May 10, 2000, to the Fifth
                     Amended and Restated SYSCO Corporation Supplemental
                     Executive Retirement Plan, incorporated by reference to
                     Exhibit 10(a) to Form 10-Q for the quarter ended September
                     30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(w)+       --    Second Amendment dated as of May 10, 2000, to Amended and
                     Restated SYSCO Corporation Executive Deferred Compensation
                     Plan, incorporated by reference to Exhibit 10(b) to Form
                     10-Q for the quarter ended September 30, 2000 filed on
                     November 13, 2000 (File No. 1-6544).
  10(x)+       --    First Amendment dated as of May 10, 2000 to Amended and
                     Restated SYSCO Corporation Board of Directors Deferred
                     Compensation Plan, incorporated by reference to Exhibit
                     10(c) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(y)+       --    First Amendment, dated September 1, 2000, to the Executive
                     Compensation Adjustment Agreement between Sysco and Charles
                     H. Cotros, incorporated by reference to Exhibit 10(d) to
                     Form 10-Q for the quarter ended September 30, 2000 filed on
                     November 13, 2000 (File No. 1-6544).
  10(z)+       --    Equity Deferral Plan dated April 1, 2002, incorporated by
                     reference to Exhibit 10(z) to Form 10-K for the year ended
                     June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
  10(aa)+      --    Second Amended and Restated Board of Directors Deferred
                     Compensation Plan dated April 1, 2002, incorporated by
                     reference to Exhibit 10(aa) to Form 10-K for the year ended
                     June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
  10(bb)+      --    First Amendment to Second Amended and Restated Board of
                     Directors Deferred Compensation Plan dated July 12, 2002,
                     incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002
                     (File No. 1-6544).
  10(cc)+      --    Second Amended and Restated Executive Deferred Compensation
                     Plan dated April 1, 2002, incorporated by reference to
                     Exhibit 10(cc) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
  10(dd)+      --    First Amendment to Second Amended and Restated Executive
                     Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year
                     ended June 29, 2002 filed on September 25, 2002 (File No.
                     1-6544).
  10(ee)+      --    Third Amendment to Fifth Amended and Restated Supplemental
                     Executive Retirement Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year
                     ended June 29, 2002 filed on September 25, 2002 (File No.
                     1-6544).
  10(ff)+      --    Retiree Equity Deferral Plan Effective November 22, 2002,
                     incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended December 28, 2002 filed on February 10,
                     2003 (File No. 1-6544).
   21#         --    Subsidiaries of the Registrant.
   23#         --    Independent Public Accountants' Consent.
  31(a)#       --    CEO Certification Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.
  31(b)#       --    CFO Certification Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.
  32(a)#       --    CEO Certification Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
  32(b)#       --    CFO Certification Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

---------------

+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of
  Regulation S-K

# Filed Herewith