Form 10-Q
period 2003-09-27
SYSCO CORP
filed 2003-11-12
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

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

Yes [X] No [ ]

647,152,436 shares of common stock were outstanding as of October 24, 2003.

                                TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
                         PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements                                                   1
Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                 13
Item 3.      Quantitative and Qualitative Disclosures about Market Risk            18
Item 4.      Controls and Procedures                                               18

                          PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                     19
Item 2.      Changes in Securities and Use of Proceeds                             19
Item 3.      Defaults Upon Senior Securities                                       19
Item 4.      Submission of Matters to a Vote of Security Holders                   19
Item 5.      Other Information                                                     19
Item 6.      Exhibits and Reports on Form 8-K                                      19

Signatures                                                                         22

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                            Sept. 27, 2003           June 28, 2003          Sept. 28, 2002
                                                           ----------------        ----------------        ----------------
                                                             (unaudited)                                      (unaudited)
ASSETS
Current assets
  Cash                                                     $        221,544        $        337,447        $        163,189
  Accounts and notes receivable, less
    allowances of $46,242, $35,005 and $40,967                    2,123,716               2,009,627               1,869,128
  Inventories                                                     1,313,497               1,230,080               1,226,885
  Deferred taxes                                                     53,983                     ---                  41,699
  Prepaid expenses                                                   63,433                  52,380                  73,030
                                                           ----------------        ----------------        ----------------
    Total current assets                                          3,776,173               3,629,534               3,373,931

Plant and equipment at cost, less depreciation                    1,958,067               1,922,660               1,718,941

Other assets
  Goodwill and intangibles, less amortization                     1,156,358               1,113,960                 922,491
  Restricted cash                                                   125,877                  83,807                  57,000
  Other assets                                                      197,719                 186,560                 173,094
                                                           ----------------        ----------------        ----------------
    Total other assets                                            1,479,954               1,384,327               1,152,585
                                                           ----------------        ----------------        ----------------
Total assets                                               $      7,214,194        $      6,936,521        $      6,245,457
                                                           ================        ================        ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                            $         87,967        $        101,822        $         50,016
  Accounts payable                                                1,674,898               1,637,505               1,420,276
  Accrued expenses                                                  653,848                 624,451                 544,668
  Income taxes                                                      351,826                   9,193                  38,241
  Deferred taxes                                                        ---                 307,211                     ---
  Current maturities of long-term debt                               21,967                  20,947                  13,474
                                                           ----------------        ----------------        ----------------
    Total current liabilities                                     2,790,506               2,701,129               2,066,675

Other liabilities
  Long-term debt                                                  1,195,282               1,249,467               1,265,938
  Deferred taxes                                                    632,939                 498,396                 554,690
  Other long-term liabilities                                       270,873                 289,998                 164,469
                                                           ----------------        ----------------        ----------------
    Total other liabilities                                       2,099,094               2,037,861               1,985,097

Contingencies

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                            ---                     ---                     ---
  Common stock, par value $1 per share
    Authorized 1,000,000,000 shares, issued
      765,174,900 shares                                            765,175                 765,175                 765,175
  Paid-in capital                                                   278,251                 249,235                 233,727
  Retained earnings                                               3,511,438               3,373,853               2,992,849
  Other comprehensive loss                                         (152,770)               (152,381)                (65,435)
                                                           ----------------        ----------------        ----------------
                                                                  4,402,094               4,235,882               3,926,316
  Less cost of treasury stock, 120,395,714,
      121,517,325 and 113,371,374 shares                          2,077,500               2,038,351               1,732,631
                                                           ----------------        ----------------        ----------------
  Total shareholders' equity                                      2,324,594               2,197,531               2,193,685
                                                           ----------------        ----------------        ----------------
Total liabilities and shareholders' equity                 $      7,214,194        $      6,936,521        $      6,245,457
                                                           ================        ================        ================

Note: The June 28, 2003 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

                                                                                               13-Week Period Ended
                                                                                  ------------------------------------------------
                                                                                     Sept. 27, 2003              Sept. 28, 2002
                                                                                  --------------------         -------------------
Sales                                                                             $          7,134,281         $         6,424,422

Costs and expenses
  Cost of sales                                                                              5,753,767                   5,154,704
  Operating expenses                                                                         1,024,336                     960,635
  Interest expense                                                                              18,631                      16,828
  Other, net                                                                                    (1,983)                     (3,412)
                                                                                  --------------------         -------------------
Total costs and expenses                                                                     6,794,751                   6,128,755
                                                                                  --------------------         -------------------

Earnings before income taxes                                                                   339,530                     295,667
Income taxes                                                                                   130,719                     113,093
                                                                                  --------------------         -------------------
Net earnings                                                                      $            208,811         $           182,574
                                                                                  ====================         ===================

Net earnings:
   Basic earnings per share                                                       $               0.32         $              0.28
                                                                                  ====================         ===================
   Diluted earnings per share                                                     $               0.32         $              0.28
                                                                                  ====================         ===================

Average shares outstanding                                                                 645,862,376                 654,176,221
                                                                                  ====================         ===================
Diluted shares outstanding                                                                 657,274,982                 663,542,498
                                                                                  ====================         ===================

Dividends declared per common share                                               $               0.11         $              0.09
                                                                                  ====================         ===================

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                                           13 - Week Period Ended
                                                                            -------------------------------------------------
                                                                              Sept. 27, 2003                Sept. 28, 2002
                                                                            ---------------------        --------------------
Operating activities:
  Net earnings                                                              $            208,811         $            182,574
  Add non-cash items:
    Depreciation and amortization                                                         69,679                       65,796
    Deferred tax provision                                                               128,924                      105,609
    Provision for losses on receivables                                                    7,332                        7,546
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:
      (Increase) in receivables                                                         (110,285)                    (115,847)
      (Increase) in inventories                                                          (77,681)                    (109,016)
      (Increase) in prepaid expenses                                                     (11,056)                     (31,064)
      Increase in accounts payable                                                        39,307                       70,946
      (Decrease) in accrued expenses and other
        long-term liabilities                                                            (45,007)                     (59,082)
      (Decrease) increase in income taxes                                                 (9,968)                       2,342
      (Increase) decrease in other assets                                                (14,016)                       7,433
                                                                            --------------------         --------------------
  Net cash provided by operating activities                                              186,040                      127,237
                                                                            --------------------         --------------------

Investing activities:
  Additions to plant and equipment                                                      (103,056)                     (88,025)
  Proceeds from sales of plant and equipment                                               1,283                        4,782
  Acquisition of businesses, net of cash acquired                                        (31,640)                         (48)
  Increase in restricted cash                                                            (45,000)                     (25,000)
                                                                            --------------------         --------------------
  Net cash used for investing activities                                                (178,413)                    (108,291)
                                                                            --------------------         --------------------

Financing activities:
  Bank and commercial paper (repayments) borrowings                                      (63,765)                      75,509
  Other debt repayments                                                                   (3,150)                      (2,502)
  Common stock reissued from treasury                                                     55,428                       41,936
  Treasury stock purchases                                                               (39,764)                    (109,899)
  Dividends paid                                                                         (71,257)                     (59,240)
                                                                            --------------------         --------------------
  Net cash used for financing activities                                                (122,508)                     (54,196)
                                                                            --------------------         --------------------

Effect of exchange rates on cash                                                          (1,022)                         ---
                                                                            --------------------         --------------------

Net decrease in cash                                                                    (115,903)                     (35,250)
Cash at beginning of period                                                              337,447                      198,439
                                                                            --------------------         --------------------
Cash at end of period                                                       $            221,544         $            163,189
                                                                            ====================         ====================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                $             12,274         $              7,938
    Income taxes                                                                          10,696                        8,268

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     1.   BASIS OF PRESENTATION

          The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 28, 2003 consolidated balance sheet which was taken from the audited financial statements included in the company's Fiscal 2003 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2004 presentation, including other long-term liabilities related to pension and deferred compensation plans previously classified as accrued expenses. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

          These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's Fiscal 2003 Annual Report on Form 10-K.

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

     2.   EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                13-Week Period Ended
                                                         ------------------------------------
                                                         Sept. 27, 2003        Sept. 28, 2002
                                                         --------------        --------------
Numerator:
  Income available to common shareholders                 $208,811,000          $182,574,000
                                                          ============          ============

Denominator:
  Weighted-average basic shares outstanding                645,862,376           654,176,221
  Dilutive effect of employee and director stock
      Options                                               11,412,606             9,366,277
                                                          ------------          ------------
  Weighted-average diluted shares outstanding              657,274,982           663,542,498
                                                          ============          ============

Basic earnings per share                                  $       0.32          $       0.28
                                                          ============          ============

Diluted earnings per share                                $       0.32          $       0.28
                                                          ============          ============

     3.   RESTRICTED CASH

          SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers' compensation and liability claims. Previously, the collateral requirements were met by issuing letters of credit. These letters of credit were replaced with funds deposited in an insurance trust. In addition, in certain acquisitions, SYSCO has placed funds into escrow to be disbursed to certain sellers in the event that certain operating results are attained or certain contingencies are resolved. The increase in restricted cash from June 28, 2003 to September 27, 2003 was primarily due to the deposit of an additional $45,000,000 in a trust due to a change in underwriting requirements adopted by the insurers regarding the percentage of the overall risks collateralized. In addition, escrowed funds related to certain acquisitions were released to the sellers. In the second quarter of fiscal 2004, SYSCO deposited an additional $45,000,000 in a trust to meet the collateral requirements of a new insurer.

     4.   DEBT

          As of September 27, 2003, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding at September 27, 2003.

          As of September 27, 2003, SYSCO's outstanding borrowings under its commercial paper programs were $87,967,000. During the thirteen week period ended September 27, 2003, commercial paper and short-term bank borrowings ranged from approximately $79,458,000 to $171,074,000.

     5.   ACQUISITIONS

          In September 2003, SYSCO acquired certain assets of the Stockton, California foodservice operations from Smart & Final, Inc.

          In September 2003, a subsidiary of SYSCO acquired certain assets of Luzo Foodservice Corporation, located in New Bedford, Massachusetts.

          Acquisitions of businesses are accounted for using the purchase method of accounting and the financial statements of SYSCO include the results of the acquired companies from the respective dates they joined SYSCO. The acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

          The purchase price of the acquired operations was allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition with any excess of cost over the fair value of net assets (including intangibles) acquired recognized as goodwill. The balances included in the Consolidated Balance Sheets related to acquisitions made in the last twelve months are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

          Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained. Aggregate contingent consideration amounts outstanding as of September 27, 2003 included approximately 1,999,000 shares and $28,116,000 in cash, which, if distributed, could result in the company recording up to $70,964,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

     6.   DERIVATIVE FINANCIAL INSTRUMENTS

          In October 2003, SYSCO entered into $500 million aggregate notional amount of interest rate swaps as a fair value hedge against the 7.00% Senior Notes due May 2006, 7.25% Senior Notes due April 2007 and 6.10% Senior Notes due June 2012. The swaps effectively convert the fixed interest rate on each of the three series of notes into a floating rate of six-month LIBOR averaged over a six month period plus a margin of 461, 430 and 171 basis points, respectively, which were designated as the respective benchmark interest rates on each of the interest payment dates until maturity of the respective notes.

          The terms of the swap agreements and the hedged items are such that the hedges are considered perfectly effective against changes in the fair value of the debt due to changes on the benchmark interest rate over their term. As a result, the shortcut method provided by Statement of Financial Accounting Standards (SFAS) No. 133 will be applied and there will be no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt will be adjusted to include payments made or received under the hedge agreements. The market value of the swaps will be carried as an asset or a liability in our consolidated balance sheet and the carrying value of the hedged debt will be adjusted accordingly.

     7.   INCOME TAXES

          The changes in the net deferred tax liability and accrued income tax balances from June 28, 2003 to September 27, 2003 were primarily due to the reclassification of certain deferred tax liabilities related to supply chain distributions to accrued income taxes. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.

          The effective tax rate in fiscal 2004 is 38.50%, an increase of 0.25% from the effective tax rate of 38.25% in fiscal 2003. The increase in the effective tax rate is attributable to increased state income taxes.

     8.   STOCK BASED COMPENSATION

          SYSCO accounts for its stock option plans and the employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized.

          The following table provides comparative pro forma net earnings and earnings per share had compensation cost for these plans been determined using the fair value method of SFAS No. 123 for all periods presented:

                                                                      13-Week Period Ended
                                                           ------------------------------------------
                                                            Sept. 27, 2003            Sept. 28, 2002
                                                           ---------------           ----------------
Net earnings:
   Net earnings                                            $   208,811,000           $   182,574,000
   Stock based compensation expense, net of taxes              (14,185,000)              (11,610,000)
                                                           ---------------           ---------------
   Pro forma net earnings                                  $   194,626,000           $   170,964,000
                                                           ===============           ===============

Basic earnings per share:
   Basic earnings per share                                $          0.32           $          0.28
   Stock based compensation expense, net of taxes                    (0.02)                    (0.02)
                                                           ---------------           ---------------
   Pro forma basic earnings per share                      $          0.30           $          0.26
                                                           ===============           ===============

Diluted earnings per share:
   Diluted earnings per share                              $          0.32           $          0.28
   Stock based compensation expense, net of taxes                    (0.02)                    (0.02)
                                                           ---------------           ---------------
   Pro forma diluted earnings per share                    $          0.30           $          0.26
                                                           ===============           ===============

          The weighted average fair value of options granted was $6.73 and $6.88 during the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively: dividend yield of 1.49% and 1.45%; expected volatility of 22% and 25%; average risk-free interest rates of 3.2% and 2.7%; and expected lives of 5 years.

          The weighted average fair value of employee stock purchase rights issued was $4.51 and $4.08 during the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

          The pro forma presentation includes options granted after 1995. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years.

     9.   COMPREHENSIVE INCOME

          Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders' equity. Comprehensive income was $208,422,000 and $182,574,000 for the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively.

     10.  SUPPLEMENTAL GUARANTOR INFORMATION

          SYSCO International, Co. is an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada and is a wholly-owned subsidiary of SYSCO. In May 2002, SYSCO International, Co. issued, in a private offering, $200,000,000 of 6.10% notes due in 2012. In December 2002, these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by SYSCO. SYSCO International, Co. is a holding company with no significant sources of income or assets, other than its equity interests in its subsidiaries and interest income from loans made to its subsidiaries. The proceeds from the issuance of the 6.10% notes were used to repay commercial paper issued to fund the fiscal 2002 acquisition of a Canadian broadline foodservice operation.

          The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (SYSCO), the subsidiary issuer (SYSCO International) and all other non-guarantor subsidiaries of SYSCO (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries. The financial information for SYSCO includes corporate activities as well as certain operating companies which were operated as divisions of SYSCO prior to the third quarter of fiscal 2003. Beginning with the third quarter of fiscal 2003, these divisions have been operated as subsidiaries and their results from that point in time are included in the Other Non-Guarantor Subsidiaries column. The accompanying financial information includes the balances and results of SYSCO International, Co. from the date of its inception in February 2002.

                                           CONDENSED CONSOLIDATING BALANCE SHEET -- SEPTEMBER 27, 2003
                               ----------------------------------------------------------------------------------
                                                   SYSCO      OTHER NON-GUARANTOR                    CONSOLIDATED
                                 SYSCO         INTERNATIONAL      SUBSIDIARIES      ELIMINATIONS        TOTALS
                              -----------     -------------   -------------------   ------------     ------------
                                                                 (IN THOUSANDS)
Current assets .........      $   163,852     $         24       $ 3,612,297        $        --      $ 3,776,173
Investment in
  subsidiaries .........        7,813,065          248,713           173,071         (8,234,849)              --
Plant and equipment, net           90,797               --         1,867,270                 --        1,958,067
Other assets ...........          306,834            2,064         1,171,056                 --        1,479,954
                              -----------      -----------       -----------        -----------      -----------
Total assets ...........      $ 8,374,548      $   250,801       $ 6,823,694        $(8,234,849)     $ 7,214,194
                              ===========      ===========       ===========        ===========      ===========

Current liabilities ....      $   128,619      $    99,243       $ 2,562,644        $        --      $ 2,790,506
Intercompany payables
  (receivables) ........        4,794,622          (49,903)       (4,744,719)                --               --
Long-term debt .........          938,168          199,447            57,667                 --        1,195,282
Other liabilities ......          220,144               --           683,668                 --          903,812
Shareholders' equity
  (deficit) ............        2,292,995            2,014         8,264,434         (8,234,849)       2,324,594
                              -----------      -----------       -----------        -----------      -----------
Total liabilities and

  shareholders' equity .      $ 8,374,548      $   250,801       $ 6,823,694        $(8,234,849)     $ 7,214,194
                              ===========      ===========       ===========        ===========      ===========

                                              CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 28, 2003
                               ----------------------------------------------------------------------------------
                                                   SYSCO      OTHER NON-GUARANTOR                    CONSOLIDATED
                                 SYSCO         INTERNATIONAL      SUBSIDIARIES      ELIMINATIONS        TOTALS
                               -----------     -------------  -------------------   ------------     ------------
                                                                 (IN THOUSANDS)
Current assets .........      $   203,219       $       549       $ 3,425,766       $        --       $ 3,629,534
Investment in
  subsidiaries .........        7,529,006           213,247           217,315        (7,959,568)               --
Plant and equipment, net           84,023                --         1,838,637                --         1,922,660
Other assets ...........          254,047             2,135         1,128,145                --         1,384,327
                              -----------       -----------       -----------       -----------       -----------
Total assets ...........      $ 8,070,295       $   215,931       $ 6,609,863       $(7,959,568)      $ 6,936,521
                              ===========       ===========       ===========       ===========       ===========

Current liabilities ....      $   (15,010)      $    72,399       $ 2,643,740       $        --       $ 2,701,129
Intercompany payables
  (receivables) ........        4,694,543           (57,185)       (4,637,358)               --                --
Long-term debt .........          989,899           199,431            60,137                --         1,249,467
Other liabilities ......          236,069                --           552,325                --           788,394
Shareholders' equity
  (deficit) ............        2,164,794             1,286         7,991,019        (7,959,568)        2,197,531
                              -----------       -----------       -----------       -----------       -----------
Total liabilities and
  shareholders' equity..      $ 8,070,295       $   215,931       $ 6,609,863       $(7,959,568)      $ 6,936,521
                              ===========       ===========       ===========       ===========       ===========

                                            CONDENSED CONSOLIDATING BALANCE SHEET -- SEPTEMBER 28, 2002
                               ----------------------------------------------------------------------------------
                                                   SYSCO      OTHER NON-GUARANTOR                    CONSOLIDATED
                                 SYSCO         INTERNATIONAL      SUBSIDIARIES      ELIMINATIONS        TOTALS
                               -----------     -------------  -------------------   ------------     ------------
                                                                 (IN THOUSANDS)
Current assets ..........      $   565,283      $         4       $ 2,808,644       $        --       $ 3,373,931
Investment in
  subsidiaries ..........        5,492,419          203,680           195,237        (5,891,336)               --

Plant and equipment, net           277,563               --         1,441,378                --         1,718,941
Other assets ............          241,716            1,379           909,490                --         1,152,585
                               -----------      -----------       -----------       -----------       -----------
Total assets ............      $ 6,576,981      $   205,063       $ 5,354,749       $(5,891,336)      $ 6,245,457
                               ===========      ===========       ===========       ===========       ===========

Current liabilities .....      $   521,915      $    54,287       $ 1,490,473       $        --       $ 2,066,675
Intercompany payables
  (receivables) .........        2,553,593          (45,376)       (2,508,217)               --                --
Long-term debt ..........        1,023,040          199,383            43,515                --         1,265,938
Other liabilities .......          284,748               --           434,411                --           719,159
Shareholders' equity
  (deficit) .............        2,193,685           (3,231)        5,894,567        (5,891,336)        2,193,685
                               -----------      -----------       -----------       -----------       -----------

Total liabilities and
  shareholders' equity ..      $ 6,576,981      $   205,063       $ 5,354,749       $(5,891,336)      $ 6,245,457
                               ===========      ===========       ===========       ===========       ===========

                                                  CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                  FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 27, 2003
                               ----------------------------------------------------------------------------------
                                                   SYSCO      OTHER NON-GUARANTOR                    CONSOLIDATED
                                  SYSCO        INTERNATIONAL      SUBSIDIARIES      ELIMINATIONS        TOTALS
                               -----------     -------------  -------------------  --------------    ------------
                                                                 (IN THOUSANDS)
Sales ......................   $        --      $        --      $ 7,134,281       $          --     $ 7,134,281
Cost of sales ..............            --               --        5,753,767                  --       5,753,767
Operating expenses .........        37,555               36          986,745                  --       1,024,336
Interest expense (income) ..        61,055            3,710          (46,134)                 --          18,631
Other, net .................          (283)              --           (1,700)                 --          (1,983)
                               -----------      -----------      -----------       -------------     -----------
Total costs and expenses ...        98,327            3,746        6,692,678                  --       6,794,751
                               -----------      -----------      -----------       -------------     -----------
Earnings (losses) before
income taxes ...............       (98,327)          (3,746)         441,603                  --         339,530
Income tax (benefit)
  provision ................       (37,856)          (1,442)         170,017                  --         130,719

Equity in earnings of
  Subsidiaries .............       269,282            2,826               --            (272,108)             --
                               -----------      -----------      -----------       -------------     -----------
Net earnings (loss) ........   $   208,811      $       522      $   271,586       $    (272,108)    $   208,811
                               ===========      ===========      ===========       =============     ===========

                                                   CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                   FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 28, 2002
                               ------------------------------------------------------------------------------------
                                                    SYSCO      OTHER NON-GUARANTOR                     CONSOLIDATED
                                  SYSCO         INTERNATIONAL      SUBSIDIARIES      ELIMINATIONS         TOTALS
                               -----------      -------------  -------------------   ------------      ------------
                                                                  (IN THOUSANDS)
Sales .....................    $   847,894       $        --       $ 5,576,528       $        --       $ 6,424,422
Cost of sales .............        655,633                --         4,499,071                --         5,154,704
Operating expenses ........        166,263               316           794,056                --           960,635
Interest expense (income) .         75,619             2,536           (61,327)               --            16,828
Other, net ................            (37)                1            (3,376)               --            (3,412)
                               -----------       -----------       -----------       -----------       -----------
Total costs and expenses ..        897,478             2,853         5,228,424                --         6,128,755
                               -----------       -----------       -----------       -----------       -----------
Earnings (losses) before
income taxes ..............        (49,584)           (2,853)          348,104                --           295,667
Income tax (benefit)
  provision ...............        (18,966)           (1,091)          133,150                --           113,093

Equity in earnings of
  Subsidiaries ............        213,192                --                --          (213,192)               --
                               -----------       -----------       -----------       -----------       -----------
Net earnings ..............    $   182,574       $    (1,762)      $   214,954       $  (213,192)      $   182,574
                               ===========       ===========       ===========       ===========       ===========

                                                     CONDENSED CONSOLIDATING CASH FLOWS
                                              FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 27, 2003
                                     ----------------------------------------------------------------
                                                        SYSCO      OTHER NON-GUARANTOR   CONSOLIDATED
                                        SYSCO       INTERNATIONAL      SUBSIDIARIES         TOTALS
                                     -----------    -------------  -------------------   ------------
                                                              (IN THOUSANDS)
Net cash provided by (used for):

Operating activities .............    $ (31,972)      $  41,303         $ 176,709         $ 186,040
Investing activities .............      (55,250)             --          (123,163)         (178,413)
Financing activities .............     (108,295)        (13,839)             (374)         (122,508)
Effect of exchange rate on
  cash ...........................           --              --            (1,022)           (1,022)
Intercompany activity ............      114,228         (39,269)          (74,959)               --
                                      ---------       ---------         ---------         ---------
Net increase (decrease) in cash ..      (81,289)        (11,805)          (22,809)         (115,903)

Cash at the beginning of the
  period .........................      206,043             514           130,890           337,447
                                      ---------       ---------         ---------         ---------
Cash at the end of the
  period .........................    $ 124,754       $ (11,291)        $ 108,081         $ 221,544
                                      =========       =========         =========         =========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                 FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 28, 2002
                                      ---------------------------------------------------------------
                                                        SYSCO      OTHER NON-GUARANTOR   CONSOLIDATED
                                        SYSCO       INTERNATIONAL      SUBSIDIARIES         TOTALS
                                      ----------    -------------  -------------------   ------------
                                                                (IN THOUSANDS)
Net cash provided by (used for):

Operating activities ...........      $ (23,346)     $   1,287          $ 149,296         $ 127,237
Investing activities ...........        (36,026)            --            (72,265)         (108,291)
Financing activities ...........        (36,833)       (13,628)            (3,735)          (54,196)
Intercompany activity ..........         62,369          2,335            (64,704)               --
                                      ---------      ---------          ---------         ---------
Net increase (decrease) in cash         (33,836)       (10,006)             8,592           (35,250)
Cash at the beginning of the
  period .......................         92,447         10,006             95,986           198,439
                                      ---------      ---------          ---------         ---------
Cash at the end of the
  period .......................      $  58,611      $      --          $ 104,578         $ 163,189
                                      =========      =========          =========         =========

     11.  BUSINESS SEGMENT INFORMATION

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

                                   13-Weeks Ended
                           --------------------------------
                           Sept. 27, 2003    Sept. 28, 2002
                           --------------    --------------
Sales (in thousands):
    Broadline               $ 5,827,089       $ 5,321,257
    SYGMA                       824,563           709,584
    Other                       561,460           451,350
    Intersegment sales          (78,831)          (57,769)
                            -----------       -----------
    Total                   $ 7,134,281       $ 6,424,422
                            ===========       ===========

                                                      13-Weeks Ended
                                               ------------------------------
                                               Sept. 27, 2003  Sept. 28, 2002
                                               --------------  --------------
Earnings before income taxes
(in thousands):
    Broadline                                     $343,412        $300,223
    SYGMA                                            5,341           5,238
    Other                                           15,165          11,982
                                                  --------        --------
    Total segments                                 363,918         317,443
    Unallocated corporate expenses                 (24,388)        (21,776)
                                                  --------        --------
    Total                                         $339,530        $295,667
                                                  ========        ========

                          Sept. 27, 2003  June 28, 2003   Sept. 28, 2002
                          --------------  -------------   --------------
Assets (in thousands):
    Broadline               $4,709,015      $4,513,533      $4,149,164
    SYGMA                      197,155         190,406         165,527
    Other                      503,578         501,236         459,835
                            ----------      ----------      ----------
    Total segments           5,409,748       5,205,175       4,774,526
    Corporate                1,804,446       1,731,346       1,470,931
                            ----------      ----------      ----------
    Total                   $7,214,194      $6,936,521      $6,245,457
                            ==========      ==========      ==========

     12.  CONTINGENCIES

          SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

     13.  NEW ACCOUNTING STANDARDS

          SYSCO adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," effective at the beginning of fiscal 2004. The adoption of SFAS No. 150 has not had a material effect on the company's consolidated financial statements.

     14.  SHAREHOLDERS' EQUITY

          On November 7, 2003, SYSCO's shareholders approved the adoption of an amendment to SYSCO's Restated Certificate of Incorporation to increase the number of shares of common stock that SYSCO will have the authority to issue to two billion shares, an increase from the previous authorization of one billion shares.

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

          The company generated $186,040,000 in net cash from operations for the first quarter of fiscal 2004, compared with $127,237,000 for the comparable period in fiscal 2003.

          Cash flow from operations for the first quarter of fiscal 2004 was negatively impacted by increases in accounts receivable balances of $110,285,000 and inventory balances of $77,681,000 partially offset by increases in accounts payable balances of $39,307,000. The increases in accounts receivable, inventory and accounts payable were primarily due to the increased sales volumes for the month of September 2003 as compared to June 2003. An additional contributor to the increase in accounts receivable balances was sales to national contract customers. Total national contract customer sales represented a larger percentage of total SYSCO sales in September 2003 as compared to June 2003. This was due to normal sales patterns where sales to national contract customers as a group are traditionally higher in September as compared to June due to school openings. In addition, the growth in sales to national contract customers outpaced the growth in SYSCO's overall sales. National contract customer payment terms are traditionally longer than the overall SYSCO average; thus, the increased sales to this group of customers caused the accounts receivable balances at September 2003 to increase. In addition, SYSCO had approximately $37,000,000 in receivables past due at the end of fiscal 2003 from a U.S. military contractor that was collected in the first quarter of fiscal 2004. Accounts receivable, inventory and accounts payable balances at the end of the first quarter of fiscal 2003 were similarly impacted by the traditional increases in sales volume.

          The deferral of supply chain distributions was not a significant factor in cash flow from operations in the first quarter of fiscal 2004 or the first quarter of fiscal 2003 as federal and state tax payments are traditionally not significant in the first quarter of SYSCO's fiscal year due to the timing of quarterly federal estimated tax payments. Tax payments were $10,696,000 and $8,268,000, during the first quarter of fiscal 2004 and the first quarter of fiscal 2003, respectively.

          The company will make substantial tax payments in the second quarter of fiscal 2004 as it makes the first two quarterly federal estimated tax payments of fiscal 2004. These federal estimated tax payments will reflect the recognition in taxable income of supply chain distributions which were distributed in fiscal 2004 and which had been deferred in prior years.

          The company expects the net cash flow impact of the deferral of supply chain distributions in fiscal 2004 and beyond to be incrementally positive when compared to what would have been paid for taxes on an annual basis without the deferral due to the company's belief that its volume of purchases through this structure will continue to grow.

          Cash used for investing activities was $178,413,000 for the first quarter of fiscal 2004, compared with $108,291,000 used in the comparable period in fiscal 2003. Expenditures for facilities, fleet and other equipment were $103,056,000 for the first quarter of fiscal 2004, compared with $88,025,000 for the comparable period in fiscal 2003. Total capital expenditures in fiscal 2004 are expected to be approximately $490,000,000. Projected capital expenditures include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; and the National Supply Chain project. Expenditures in the first quarter of fiscal 2004 related to the company's National Supply Chain project totaled $31,377,000 of which $22,465,000 was capitalized. Total expenditures on the project since inception are $112,588,000 of which $66,897,000 have been capitalized. The Northeast Redistribution Center is expected to be operational in the fall of 2004.

          During the first quarter of fiscal 2004, SYSCO expended approximately $31,640,000 in cash related to acquisitions. In September 2003, SYSCO acquired certain assets of the Stockton, California foodservice operations from Smart & Final, Inc., and a subsidiary of SYSCO acquired certain assets of Luzo Foodservice Corporation, located in New Bedford, Massachusetts.

          Cash used for financing activities was $122,508,000 for the first quarter of fiscal 2004, compared with $54,196,000 for the comparable period in fiscal 2003. Stock repurchases in the first quarter of fiscal 2004 totaled 1,214,800 shares at a cost of $39,764,000 as compared to 3,778,800 shares at a cost of $109,899,000 for the comparable period in fiscal 2003. An additional 1,601,100 shares at a cost of $54,057,000 have been purchased through October 31, 2003 resulting in 26,247,300 shares remaining available for repurchase as authorized by the Board as of that date.

          Dividends paid in the first quarter of fiscal 2004 were $71,257,000, or $0.11 per share, as compared to $59,240,000, or $0.09 per share, in the comparable period of fiscal 2003. In September 2003, SYSCO declared its regular quarterly dividend for the second quarter of fiscal 2004, at $0.11 per share, payable in October 2003. In November 2003, SYSCO also declared its regular quarterly dividend for the third quarter of fiscal 2004, increasing it to $0.13 per share, payable in January 2004.

          As of September 27, 2003, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding at September 27, 2003. Such borrowings were $10,000,000 as of October 31, 2003.

          As of September 27, 2003, SYSCO's borrowings under its commercial paper programs were $87,967,000. Such borrowings were $297,136,000 as of October 31, 2003. During the thirteen week period ended September 27, 2003, commercial paper and short-term bank borrowings ranged from approximately $79,458,000 to $171,074,000.

          Long-term debt to capitalization ratio was 33.9% at September 27, 2003, which was slightly below the company's long-term 35% to 40% target ratio.

          Cash generated from operations is first allocated to working capital requirements. Any remaining cash generated from operations, as supplemented by commercial paper and other bank borrowings, may, at the discretion of management, be applied towards investments in facilities, fleet and other equipment; cash dividends; acquisitions fitting within the company's overall growth strategy; and the share repurchase program. Management believes that the company's cash flows from operations, as well as the availability of additional capital under its existing commercial paper programs, bank lines of credit, debt shelf registration and its ability to access capital from financial markets in the future, will be sufficient to meet its cash requirements while maintaining proper liquidity for normal operating purposes.

          Results of Operations

          Sales increased 11.0% in the first quarter of fiscal 2004 over the comparable period of the prior year. Acquisitions represented 1.9% of the sales growth for the first quarter of fiscal 2004 and 5.4% for the first quarter of fiscal 2003. Also contributing to sales growth was estimated product cost increases, an internal measure of inflation, of 5.0% during the first quarter of fiscal 2004 over the comparable period in the prior year. The company estimated its product cost decreases were 2.2% during the first quarter of fiscal 2003 over the comparable period in the prior year. SYSCO generally expects to pass product cost increases to its customers; however, the actual amount of inflation reflected as sales price increases cannot be quantified.

          Cost of sales increased 11.6% in the first quarter of fiscal 2004 over the comparable period of the prior year. Management believes that cost of sales as a percentage to sales was impacted by many factors including change in customer mix, segment mix, product mix and inflation; the specific impact of each can be difficult to quantify. Contract customer sales, which traditionally yield lower gross margins, coupled with lower expenses, than marketing associate-served sales, grew faster than sales to marketing associate-served sales over the comparable period in the prior year. Sales at the SYGMA and the Other segments, which traditionally have lower margins than the Broadline segment, grew faster, at 19.4% combined, than sales at the Broadline segment which grew 9.5% over the comparable period in the prior year. In the area of product mix, fresh-cut meat sales, as an example, continue to grow as a percentage of overall sales. These are higher price and higher gross margin dollars per case and lower gross margin percentage products. Increased sales of these products had the effect of decreasing overall gross margins as a percent of sales even as gross margin dollars increased. Higher than normal product cost increases also had the impact of reducing gross margins as a percentage of sales when they are experienced with products that are traditionally priced on a cents per pound and fee per case mark-up basis.

          Operating expenses were 14.4% of sales for the first quarter of fiscal 2004, as compared to 15.0% for the comparable period in the prior year. The decrease in operating expenses as a percentage to sales was primarily attributable to improved operating efficiencies as demonstrated by improving trends in key expense metrics including pieces sold per delivery, product line items sold per delivery, pieces per trip and pieces per error. Short-term increases in product costs and the resulting increased sales price per item also impacted expenses as a percentage to sales favorably as operating costs increased at a lower rate.

          Operating expenses were favorably impacted by the recognition of $4,566,000 in income in the first quarter of fiscal 2004 to adjust the carrying value of life insurance assets to their cash surrender value as compared to the recognition of a loss of $15,469,000 in the first quarter of fiscal 2003. The company maintains policies on the lives of participants in the company's Supplemental Executive Retirement Plan and the Executive Deferred Compensation Plan. Operating expenses were negatively impacted by an increase in net periodic pension cost of $9,986,000 in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

          Interest expense increased 10.7% during the first quarter of fiscal 2004 over the comparable period of the prior year, primarily due to increased interest rates.

          Other net income decreased to $1,983,000 in the first quarter of fiscal 2004. Changes between the years typically result from fluctuations in miscellaneous activities such as gains or losses on sales of facilities or equipment.

          Income taxes for the periods presented reflect an effective rate of 38.50% for fiscal 2004 and 38.25% for fiscal 2003. The increase in the effective tax rate is attributable to increased state income taxes.

          Pretax earnings increased 14.8% and net earnings increased 14.4% for the first quarter of fiscal 2004 over the comparable period of the prior year. The increases were due to the factors discussed above.

          Basic and diluted earnings per share increased 14.3% for the first quarter of fiscal 2004 over the comparable period of the prior year. The increase was the result of factors discussed above.

          Broadline Segment

          The Broadline segment sales increased 9.5% in the first quarter of fiscal 2004 as compared to the comparable period of the prior year. This increase was due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products. These increases were reflected in increased sales to the company's existing customer base and to new customers. Marketing associate-served sales as a percentage of broadline sales in the U.S. decreased to 56.0% for the first quarter of fiscal 2004 as compared to 56.4% for the comparable prior year period. This decrease was due to the increase in sales to national contract customers exceeding the increase in sales to marketing associate-served customers. SYSCO Brand sales as a percentage of broadline sales in the U.S. decreased to 48.8% for the first quarter of fiscal 2004 as compared to 48.9% for the comparable prior year period.

          Pretax earnings for the Broadline segment increased by 14.4% for the first quarter of fiscal 2004 over the comparable prior year period. The increase in pretax earnings was primarily due to increases in sales and increased operating efficiencies resulting in lower expenses as a percentage to sales.

          SYGMA Segment

          SYGMA segment sales increased by 16.2% for the first quarter of fiscal 2004 over the comparable prior year period. The increase was due primarily to sales to new customers, sales growth in SYGMA's existing customer base and the acquisitions of Pronamics and the Denver operations of Marriott Distribution Services, Inc.

          Pretax earnings for the SYGMA segment increased by 2.0% for the first quarter of fiscal 2004 over the comparable prior year period. The increase was primarily a result of the increased sales offset by higher operating expenses and costs associated with the newly acquired operations.

          Other Segments

          Other segments sales increased by 24.4% for the first quarter of fiscal 2004 over the comparable prior year period. The increase was due to increased sales to the existing customer base, sales to new customers, the acquisition of Asian Foods, Inc. and increased sales to SYSCO Broadline companies.

          Pretax earnings for the Other segments increased by 26.6% for the first quarter of fiscal 2004 over the comparable prior year period. The increase is primarily a result of the sales increases and improved operating efficiencies.

          New Accounting Standards

          SYSCO adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," effective at the beginning of fiscal 2004. The adoption of SFAS No. 150 has not had a material effect on the company's consolidated financial statements.

          Forward-Looking Statements

          Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program, market risks, the impact of ongoing legal proceedings, the timing, expected cost savings and other benefits of the National Supply Chain project, including the Northeast Redistribution Center, anticipated capital expenditures, the ability to increase market share, sales growth, and SYSCO's ability to meet cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment; SYSCO's leverage and debt risks; the ultimate outcome of litigation; risks relating to the successful completion and operation of the National Supply Chain project including the Northeast Redistribution Center, and internal factors such as the ability to control expenses.

          In addition, share repurchases could be affected by market prices for the company's securities as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and certain economic factors such as interest rates. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company's Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

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

          SYSCO manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. At September 27, 2003, the company had no interest rate swaps outstanding. At September 27, 2003, the company had outstanding $87,967,000 of commercial paper at variable rates of interest with maturities through February 27, 2004. The company's long-term debt obligations at September 27, 2003 of $1,217,249,000 were primarily at fixed rates of interest.

          In October 2003, SYSCO entered into $500 million aggregate notional amount of interest rate swaps as a fair value hedge against the 7.00% Senior Notes due May 2006, 7.25% Senior Notes due April 2007 and 6.10% Senior Notes due June 2012. The swaps effectively convert the fixed interest rate on each of the three series of notes into a floating rate of six-month LIBOR averaged over a six month period plus a margin of 461, 430 and 171 basis points, respectively.

Item 4.   Controls and Procedures

          As of September 27, 2003, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of September 27, 2003 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, the company's management noted that no changes occurred during the first quarter of fiscal 2004 that materially affected, or would be reasonably likely to materially affect, the company's internal controls over financial reporting.

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

Item 2.        Changes in Securities and Use of Proceeds.

               In September 2003, a total of 64,452 shares of Common Stock were issued to the former shareholders of Buckhead Beef Company ("Buckhead") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of Buckhead in August 1999.

               In September 2003, a total of 26,034 Dividend Access Shares, convertible on a one-for-one basis into SYSCO shares, were issued to the former owners of HRI Supply, Ltd. ("HRI") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of HRI in May 2001.

               In September 2003, a total of 64,024 shares of Common Stock were issued to the former shareholders of Newport Meat Company ("Newport") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of Newport in July 1999.

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

              *15(a) Report from Ernst & Young LLP dated November 10, 2003, re:
                     unaudited financial statements.

              *15(b) Acknowledgment letter from Ernst & Young LLP.

              *31(a) CEO Certification pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.

              *31(b) CFO Certification pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.

              *32(a) CEO Certification pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

              *32(b) CFO Certification pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

---------------------

* Filed herewith.

     (b)  Reports on Form 8-K:

          1. On July 11, 2003, the company filed a current report on Form 8-K announcing under Item 5 thereof that Richard J. Schnieders, Chairman and CEO of Sysco Corporation, entered into a stock trading plan with Smith Barney to sell shares of stock owned by him pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

          2. On August 11, 2003, the company filed a current report on Form 8-K announcing under Items 7 and 12 thereof the results of its fourth quarter ended June 28, 2003.

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

Date: November 10, 2003

                                         By /s/ JOHN K. STUBBLEFIELD, JR.
                                            ------------------------------------
                                            John K. Stubblefield, Jr.
                                            Executive Vice President,
                                            Finance & Administration

Date: November 10, 2003

                                  EXHIBIT INDEX

  NO.                                DESCRIPTION
------   -----------------------------------------------------------------------
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

*15(a) Report from Ernst & Young LLP dated November 10, 2003, re: unaudited financial statements.

*15(b)   Acknowledgment letter from Ernst & Young LLP.

*31(a)   CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

*31(b)   CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

*32(a)   CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

*32(b)   CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

------------------------

* Filed herewith.