Form 10-Q
period 2003-12-27
SYSCO CORP
filed 2004-02-10
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 2003

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

644,708,897 shares of common stock were outstanding as of January 30, 2004.

                                TABLE OF CONTENTS


                                                                         PAGE NO.
                                                                         --------

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements                                            1
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            13
Item 3.      Quantitative and Qualitative Disclosures about Market Risk     21
Item 4.      Controls and Procedures                                        21


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                              22
Item 2.      Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities                                 22
Item 3.      Defaults Upon Senior Securities                                22
Item 4.      Submission of Matters to a Vote of Security Holders            22
Item 5.      Other Information                                              23
Item 6.      Exhibits and Reports on Form 8-K                               23


Signatures                                                                  26

                                                                               1
                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                  Dec. 27, 2003   June 28, 2003   Dec. 28, 2002
                                                  -------------   -------------   -------------
                                                   (unaudited)                     (unaudited)
ASSETS
Current assets
   Cash                                            $    232,595    $    337,447    $    128,574
   Accounts and notes receivable, less
      allowances of $55,744, $35,005 and $54,748      2,086,107       2,009,627       1,878,315
   Inventories                                        1,359,886       1,230,080       1,270,604
   Prepaid expenses                                      60,201          52,380          63,286
                                                   ------------    ------------    ------------
      Total current assets                            3,738,789       3,629,534       3,340,779

Plant and equipment at cost, less depreciation        2,029,718       1,922,660       1,804,691

Other assets
   Goodwill and intangibles, less amortization        1,166,336       1,113,960       1,055,271
   Restricted cash                                      170,877          83,807          84,056
   Other assets                                         199,857         186,560         199,190
                                                   ------------    ------------    ------------
      Total other assets                              1,537,070       1,384,327       1,338,517
                                                   ------------    ------------    ------------
Total assets                                       $  7,305,577    $  6,936,521    $  6,483,987
                                                   ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable                                   $    124,609    $    101,822    $     64,612
   Accounts payable                                   1,645,948       1,637,505       1,408,475
   Accrued expenses                                     589,394         624,451         571,291
   Income taxes                                         172,420           9,193          25,462
   Deferred taxes                                       190,175         307,211         158,719
   Current maturities of long-term debt                  12,322          20,947          22,341
                                                   ------------    ------------    ------------
      Total current liabilities                       2,734,868       2,701,129       2,250,900
Other liabilities
   Long-term debt                                     1,395,981       1,249,467       1,394,647
   Deferred taxes                                       524,989         498,396         461,312
   Other long-term liabilities                          283,915         289,998         176,012
                                                   ------------    ------------    ------------
      Total other liabilities                         2,204,885       2,037,861       2,031,971
Contingencies

Shareholders' equity
   Preferred stock, par value $1 per share
      Authorized 1,500,000 shares, issued none               --              --              --

   Common stock, par value $1 per share
         Authorized shares 2,000,000,000 at
         Dec. 27, 2003, 1,000,000,000 at
         June 28, 2003 and Dec. 28, 2002;
         issued 765,174,900 shares                      765,175         765,175         765,175
   Paid-in capital                                      290,744         249,235         240,170
   Retained earnings                                  3,649,583       3,373,853       3,105,487
   Other comprehensive loss                            (142,027)       (152,381)        (65,435)
                                                   ------------    ------------    ------------
                                                      4,563,475       4,235,882       4,045,397
   Less cost of treasury stock, 122,970,398,
      121,517,325 and 115,951,100 shares              2,197,651       2,038,351       1,844,281
                                                   ------------    ------------    ------------
   Total shareholders' equity                         2,365,824       2,197,531       2,201,116
                                                   ------------    ------------    ------------
Total liabilities and shareholders' equity         $  7,305,577    $  6,936,521    $  6,483,987
                                                   ============    ============    ============

Note: The June 28, 2003 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

                                           26-Week Period Ended             13-Week Period Ended
                                      ------------------------------    ------------------------------
                                      Dec. 27, 2003    Dec. 28, 2002    Dec. 27, 2003    Dec. 28, 2002
                                      -------------    -------------    -------------    -------------

Sales                                 $  14,170,801    $  12,773,219    $   7,036,520    $   6,348,797

Costs and expenses
  Cost of sales                          11,423,166       10,252,420        5,669,399        5,097,716
  Operating expenses                      2,021,189        1,897,925          996,853          937,290
  Interest expense                           35,007           34,331           16,376           17,503
  Other, net                                 (9,035)          (6,018)          (7,052)          (2,606)
                                      -------------    -------------    -------------    -------------
Total costs and expenses                 13,470,327       12,178,658        6,675,576        6,049,903
                                      -------------    -------------    -------------    -------------

Earnings before income taxes                700,474          594,561          360,944          298,894
Income taxes                                269,682          227,420          138,963          114,327
                                      -------------    -------------    -------------    -------------
Net earnings                          $     430,792    $     367,141    $     221,981    $     184,567
                                      =============    =============    =============    =============

Net earnings:
   Basic earnings per share           $        0.67    $        0.56    $        0.34    $        0.28
                                      =============    =============    =============    =============
   Diluted earnings per share         $        0.65    $        0.55    $        0.34    $        0.28
                                      =============    =============    =============    =============

Average shares outstanding              645,301,941      653,240,266      644,723,466      652,030,164
                                      =============    =============    =============    =============
Diluted shares outstanding              660,127,514      664,304,371      661,632,986      664,083,274
                                      =============    =============    =============    =============

Dividends declared per common share   $        0.24    $        0.20    $        0.13    $        0.11
                                      =============    =============    =============    =============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                          26 - Week Period Ended
                                                                      -----------------------------
                                                                      Dec. 27, 2003   Dec. 28, 2002
                                                                      -------------   -------------
Operating activities:
  Net earnings                                                         $    430,792    $    367,141
  Add non-cash items:
    Depreciation and amortization                                           138,679         133,437
    Deferred tax provision                                                  265,053         213,488
    Provision for losses on receivables                                      14,895          15,908
  Additional investment in certain assets and liabilities, net of effect of businesses acquired:
      (Increase) in receivables                                             (73,428)        (98,222)
      (Increase) in inventories                                            (120,215)       (130,767)
      (Increase) in prepaid expenses                                         (7,755)        (21,251)
       Increase in accounts payable                                           3,905          38,411
      (Decrease) in accrued expenses and other
        long-term liabilities                                               (75,854)        (42,346)
      (Decrease) in accrued income taxes                                   (186,649)        (12,091)
      (Increase) in other assets                                            (24,644)         (7,171)
                                                                       ------------    ------------
  Net cash provided by operating activities                                 364,779         456,537
                                                                       ------------    ------------

Investing activities:
  Additions to plant and equipment                                         (248,697)       (217,799)
  Proceeds from sales of plant and equipment                                  9,815           7,976
  Acquisition of businesses, net of cash acquired                           (33,703)       (168,244)
  Increase in restricted cash                                               (90,000)        (52,056)
                                                                       ------------    ------------
  Net cash used for investing activities                                   (362,585)       (430,123)
                                                                       ------------    ------------

Financing activities:
  Bank and commercial paper borrowings                                      182,739         208,102
  Other debt repayments                                                     (12,964)         (5,255)
  Common stock reissued from treasury                                        86,337          62,650
  Treasury stock purchases                                                 (218,149)       (243,381)
  Dividends paid                                                           (142,501)       (118,395)
                                                                       ------------    ------------
  Net cash used for financing activities                                   (104,538)        (96,279)
                                                                       ------------    ------------

Effect of exchange rates on cash                                             (2,508)             --
                                                                       ------------    ------------

Net decrease in cash                                                       (104,852)        (69,865)
Cash at beginning of period                                                 337,447         198,439
                                                                       ------------    ------------
Cash at end of period                                                  $    232,595    $    128,574
                                                                       ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $     36,598    $     34,492
    Income taxes                                                            190,761          29,120

                                                                               4
SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

     2.   EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

                                                       26-Week Period Ended            13-Week Period Ended
                                                  -----------------------------   -----------------------------
                                                  Dec. 27, 2003   Dec. 28, 2002   Dec. 27, 2003   Dec. 28, 2002
                                                  -------------   -------------   -------------   -------------

Numerator:
  Numerator for earnings per share --
   income available to common shareholders        $ 430,792,000   $ 367,141,000   $ 221,981,000   $ 184,567,000
                                                  =============   =============   =============   =============


Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                          645,301,941     653,240,266     644,723,466     652,030,164

  Effect of dilutive securities:
   Employee and director stock options               14,825,573      11,064,105      16,909,520      12,053,110
                                                  -------------   -------------   -------------   -------------
  Denominator for diluted earnings per share --
   Adjusted weighted-average shares                 660,127,514     664,304,371     661,632,986     664,083,274
                                                  =============   =============   =============   =============

Basic earnings per share                          $        0.67   $        0.56   $        0.34   $        0.28
                                                  =============   =============   =============   =============

Diluted earnings per share                        $        0.65   $        0.55   $        0.34   $        0.28
                                                  =============   =============   =============   =============

     3.   RESTRICTED CASH

          SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers' compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts. The increase in restricted cash from June 28, 2003 to December 27, 2003 was primarily due to the deposit of an additional $90,000,000 in insurance trusts due to a change in underwriting requirements adopted by the insurers regarding the percentage of the overall risks required to be collateralized and to meet the collateral requirements of a new insurer.

          In certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies resolved. Escrowed funds related to certain acquisitions were released to the sellers during the twenty-six weeks ended December 27, 2003.

     4.   DEBT


          As of December 27, 2003, SYSCO had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95,000,000, of which $30,000,000 was outstanding.

          As of December 27, 2003, SYSCO's outstanding borrowings under its commercial paper programs were $304,455,000. During the twenty-six week period ended December 27, 2003, commercial paper and short-term bank borrowings ranged from approximately $79,458,000 to $370,447,000.

     5.   ACQUISITIONS

          In September 2003, SYSCO acquired certain assets of the Stockton, California foodservice operations of Smart & Final, Inc.

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

          Certain acquisitions involve contingent consideration payable in the event that specified operating results are attained. Aggregate contingent consideration amounts outstanding as of December 27, 2003 included approximately 1,902,000 shares of common stock and $27,961,000 in cash, which, if distributed, could result in the company recording up to $68,673,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

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

          The terms of the swap agreements and the hedged items are such that the hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over their term. As a result, the shortcut method provided by Statement of Financial Accounting Standards (SFAS) No. 133 is applied and there is no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt is adjusted to include payments made or received under the hedge agreements. The market value of the swaps is carried as an asset or a liability on the consolidated balance sheet and the carrying value of the hedged debt is adjusted accordingly. As of December 27, 2003, the market value of the swaps was a loss of $6,080,000 which is reflected in Other Long-term Liabilities on the Consolidated Balance Sheet and the carrying amount of the related debt has been decreased by the same amount.

     7.   INCOME TAXES

          The changes in the net deferred tax liability and accrued income tax balances from June 28, 2003 to December 27, 2003 were primarily due to the reclassification of certain deferred tax liabilities related to a portion of previously deferred supply chain distributions to accrued income taxes and to the payment of taxes. The reclassification reflects the inclusion in the company's taxable income for fiscal 2004 of these previously deferred supply chain distributions. Fiscal year 2004 is the first period that these supply chain distributions are recognized in taxable income since the company began deferring these items for tax purposes as a result of the reorganization of its supply chain in fiscal year 2002. Taxes paid during the twenty-six week period ended December 27, 2003 increased to $190,761,000 as compared to $29,120,000 during the comparable period in the prior year, primarily as a result of the factors described above.

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

          The following table provides comparative pro forma net earnings and earnings per share had compensation cost for these plans been determined using the fair value method as set forth in SFAS No. 123 for all periods presented:

                                                            26-Week Period Ended                 13-Week Period Ended
                                                    ----------------------------------    ----------------------------------
                                                     Dec. 27, 2003      Dec. 28, 2002      Dec. 27, 2003      Dec. 28, 2002
                                                    ---------------    ---------------    ---------------    ---------------

Net earnings:
   Reported net earnings                            $   430,792,000    $   367,141,000    $   221,981,000    $   184,567,000
   Stock based compensation expense, net of taxes
                                                        (29,927,000)       (24,991,000)       (15,742,000)       (13,381,000)
                                                    ---------------    ---------------    ---------------    ---------------
   Adjusted net earnings                            $   400,865,000    $   342,150,000    $   206,239,000    $   171,186,000
                                                    ===============    ===============    ===============    ===============

Basic earnings per share:
   Reported earnings per share                      $          0.67    $          0.56    $          0.34    $          0.28
   Stock based compensation expense, net of taxes
                                                              (0.05)             (0.04)             (0.02)             (0.02)
                                                    ---------------    ---------------    ---------------    ---------------
   Adjusted earnings per share                      $          0.62    $          0.52    $          0.32    $          0.26
                                                    ===============    ===============    ===============    ===============

Diluted earnings per share:
   Reported earnings per share                      $          0.65    $          0.55    $          0.34    $          0.28
   Stock based compensation expense, net of taxes
                                                              (0.04)             (0.03)             (0.03)             (0.02)
                                                    ---------------    ---------------    ---------------    ---------------
   Adjusted earnings per share                      $          0.61    $          0.52    $          0.31    $          0.26
                                                    ===============    ===============    ===============    ===============

          The weighted average fair value of options granted was $6.74 and $6.88 during the twenty-six weeks ended December 27, 2003 and December 28, 2002, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the twenty-six weeks ended December 27, 2003 and December 28, 2002, respectively: dividend yield of 1.49% and 1.45%; expected volatility of 22% and 25%; average risk-free interest rates of 3.2% and 2.7%; and expected lives of 5 years.

          The weighted average fair value of employee stock purchase rights issued was $4.70 and $4.17 during the twenty-six weeks ended December 27, 2003 and December 28, 2002, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

          The pro forma presentation applies the fair value method to options and stock purchase rights granted after 1995. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years.

     9.   COMPREHENSIVE INCOME

          Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders' equity. The amounts recorded as other comprehensive income primarily related to foreign currency translation adjustments of $10,743,000 and $9,605,000 for the thirteen weeks and twenty-six weeks ended December 27, 2003, respectively. Comprehensive income was $232,724,000 and $184,567,000 for the thirteen weeks ended December 27, 2003 and December 28, 2002, respectively, and $441,146,000 and $367,141,000 for the twenty-six weeks ended December 27, 2003 and December 28, 2002, respectively.

     10.  CONTINGENCIES

          SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

     11.  NEW ACCOUNTING STANDARDS

          SYSCO adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," effective at the beginning of fiscal 2004. The adoption of SFAS No. 150 has not had a material effect on the company's consolidated financial statements.

          The Financial Accounting Standards Board issued SFAS No. 132 (revised
          2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The standard requires that companies provide additional financial statement disclosures for defined benefit plans. These disclosure requirements become effective for SYSCO's financial statements for the third quarter of fiscal 2004.

     12.  SHAREHOLDERS' EQUITY

          On November 7, 2003, SYSCO's shareholders approved the adoption of an amendment to SYSCO's Restated Certificate of Incorporation to increase the number of shares of common stock that SYSCO will have the authority to issue to two billion shares, an increase from the previous authorization of one billion shares.

     13.  BUSINESS SEGMENT INFORMATION

          The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of our chain restaurant customer locations. "Other" financial information is attributable to the company's other segments, including the company's specialty produce, custom-cut meat, Asian foodservice and hotel supply segments. The company's Canadian operations are not significant for geographical disclosure purposes.

          Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that eliminate upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company.

                                               26-Weeks Ended                       13-Weeks Ended
                                     ----------------------------------    ----------------------------------
                                      Dec. 27, 2003      Dec. 28, 2002      Dec. 27, 2003      Dec. 28, 2002
                                     ---------------    ---------------    ---------------    ---------------
Sales (in thousands):
    Broadline                        $    11,508,476    $    10,548,934    $     5,681,387    $     5,227,677
    SYGMA                                  1,688,102          1,419,918            863,539            710,334
    Other                                  1,133,333            927,004            571,873            475,654
    Intersegment sales                      (159,110)          (122,637)           (80,279)           (64,868)
                                     ---------------    ---------------    ---------------    ---------------
    Total                            $    14,170,801    $    12,773,219    $     7,036,520    $     6,348,797
                                     ===============    ===============    ===============    ===============

                                               26-Weeks Ended                        13-Weeks Ended
                                     ----------------------------------    ----------------------------------
                                      Dec. 27, 2003      Dec. 28, 2002      Dec. 27, 2003      Dec. 28, 2002
                                     ---------------    ---------------    ---------------    ---------------
Earnings before income taxes
(in thousands):
    Broadline                        $       700,459    $       603,632    $       357,047    $       303,409
    SYGMA                                     11,266             10,616              5,925              5,378
    Other                                     35,529             24,278             20,364             12,296
                                     ---------------    ---------------    ---------------    ---------------
    Total segments                           747,254            638,526            383,336            321,083
    Unallocated corporate expenses           (46,780)           (43,965)           (22,392)           (22,189)
                                     ---------------    ---------------    ---------------    ---------------
    Total                            $       700,474    $       594,561    $       360,944    $       298,894
                                     ===============    ===============    ===============    ===============

                                               Dec. 27, 2003      June 28, 2003      Dec. 28, 2002
                                              ---------------    ---------------    ---------------
Assets (in thousands):
    Broadline                                 $     4,700,779    $     4,513,533    $     4,269,652
    SYGMA                                             230,214            190,406            187,993
    Other                                             512,851            501,236            470,970
                                              ---------------    ---------------    ---------------
    Total segments                                  5,443,844          5,205,175          4,928,615
    Corporate                                       1,861,733          1,731,346          1,555,372
                                              ---------------    ---------------    ---------------
    Total                                     $     7,305,577    $     6,936,521    $     6,483,987
                                              ===============    ===============    ===============

     14.  SUPPLEMENTAL GUARANTOR INFORMATION

          SYSCO International, Co. is an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada and is a wholly-owned subsidiary of SYSCO. SYSCO International, Co. issued $200,000,000 of 6.10% notes due in 2012. These notes are fully and unconditionally guaranteed by SYSCO.

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

                                              CONDENSED CONSOLIDATING BALANCE SHEET -- DECEMBER 27, 2003
                                 -------------------------------------------------------------------------------------
                                                                         OTHER
                                                       SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                      SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   --------------    --------------    --------------    --------------
                                                                      (IN THOUSANDS)

Current assets ...............   $      155,342   $           14    $    3,583,433    $           --    $    3,738,789
Investment in subsidiaries ...        8,074,934          260,264           172,711        (8,507,909)               --
Plant and equipment,  net ....          118,907               --         1,910,811                --         2,029,718
Other assets .................          347,491            2,077         1,187,502                --         1,537,070
                                 --------------   --------------    --------------    --------------    --------------
Total assets .................   $    8,696,674   $      262,355    $    6,854,457    $   (8,507,909)   $    7,305,577
                                 ==============   ==============    ==============    ==============    ==============

Current liabilities ..........   $      308,624   $      105,347    $    2,320,897    $           --    $    2,734,868
Intercompany payables
  (receivables) ..............        4,728,093          (45,927)       (4,682,166)               --                --
Long-term debt ...............        1,140,108          199,463            56,410                --         1,395,981
Other liabilities ............          196,367               --           612,537                --           808,904
Shareholders' equity
  (deficit) ..................        2,323,482            3,472         8,546,779        (8,507,909)        2,365,824
                                 --------------   --------------    --------------    --------------    --------------
Total liabilities and
  shareholders' equity .......   $    8,696,674   $      262,355    $    6,854,457    $   (8,507,909)   $    7,305,577
                                 ==============   ==============    ==============    ==============    ==============

                                                 CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 28, 2003
                                 -------------------------------------------------------------------------------------
                                                                         OTHER
                                                       SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                      SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   --------------    --------------    --------------    --------------
                                                                      (IN THOUSANDS)

Current assets ...............   $      203,219   $          549    $    3,425,766    $           --    $    3,629,534
Investment in
  subsidiaries ...............        7,529,006          213,247           217,315        (7,959,568)               --
Plant and equipment,  net ....           84,023               --         1,838,637                --         1,922,660
Other assets .................          254,047            2,135         1,128,145                --         1,384,327
                                 --------------   --------------    --------------    --------------    --------------
Total assets .................   $    8,070,295   $      215,931    $    6,609,863    $   (7,959,568)   $    6,936,521
                                 ==============   ==============    ==============    ==============    ==============

Current liabilities ..........   $      (15,010)  $       72,399    $    2,643,740    $           --    $    2,701,129
Intercompany payables
  (receivables) ..............        4,694,543          (57,185)       (4,637,358)               --                --
Long-term debt ...............          989,899          199,431            60,137                --         1,249,467
Other liabilities ............          236,069               --           552,325                --           788,394
Shareholders' equity
  (deficit) ..................        2,164,794            1,286         7,991,019        (7,959,568)        2,197,531
                                 --------------   --------------    --------------    --------------    --------------
Total liabilities and
  shareholders' equity .......   $    8,070,295   $      215,931    $    6,609,863    $   (7,959,568)   $    6,936,521
                                 ==============   ==============    ==============    ==============    ==============

                                                CONDENSED CONSOLIDATING BALANCE SHEET --DECEMBER 28, 2002
                                 -------------------------------------------------------------------------------------
                                                                         OTHER
                                                       SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                      SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   --------------    --------------    --------------    --------------
                                                                      (IN THOUSANDS)
Current assets ...............   $      490,169   $            4    $    2,850,606    $           --    $    3,340,779
Investment in
  subsidiaries ...............        5,748,761          207,535           212,044        (6,168,340)               --
                                                                                                             5,748,761
Plant and equipment, net ....           292,741               --         1,511,950                --         1,804,691
Other assets .................          292,771            1,343         1,044,403                --         1,338,517
                                 --------------   --------------    --------------    --------------    --------------
Total assets .................   $    6,824,442   $      208,882    $    5,619,003    $   (6,168,340)   $    6,483,987
                                 ==============   ==============    ==============    ==============    ==============

Current liabilities ..........   $      676,913   $       74,166    $    1,499,821    $           --    $    2,250,900
Intercompany payables
  (receivables) ..............        2,538,596          (60,259)       (2,478,337)               --                --
Long-term debt ...............        1,155,902          199,399            39,346                --         1,394,647
Other liabilities ............          251,915               --           385,409                --           637,324
Shareholders' equity
  (deficit) ..................        2,201,116           (4,424)        6,172,764        (6,168,340)        2,201,116
                                 --------------   --------------    --------------    --------------    --------------
Total liabilities and
  shareholders' equity .......   $    6,824,442   $      208,882    $    5,619,003    $   (6,168,340)   $    6,483,987
                                 ==============   ==============    ==============    ==============    ==============

                                                     CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                     FOR THE 26-WEEK PERIOD ENDED DECEMBER 27, 2003
                                 -------------------------------------------------------------------------------------
                                                                         OTHER
                                                       SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                      SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   --------------    --------------    --------------    --------------
                                                                      (IN THOUSANDS)
Sales ........................   $           --    $           --    $   14,170,801    $           --   $   14,170,801
Cost of sales ................               --                --        11,423,166                --       11,423,166
Operating expenses ...........           58,896                56         1,962,237                --        2,021,189
Interest expense (income) ....          121,651             7,421           (94,065)               --           35,007
Other, net ...................             (192)             (928)           (7,915)               --           (9,035)
                                 --------------    --------------    --------------    --------------   --------------
Total costs and expenses .....          180,355             6,549        13,283,423                --       13,470,327
                                 --------------    --------------    --------------    --------------   --------------
Earnings (losses) before
income taxes .................         (180,355)           (6,549)          887,378                --          700,474
Income tax (benefit)
provision ....................          (69,437)           (2,521)          341,640                --          269,682
Equity in earnings of
  Subsidiaries ...............          541,710             6,057                --          (547,767)              --
                                 --------------    --------------    --------------    --------------   --------------
Net earnings (loss) ..........   $      430,792    $        2,029    $      545,738    $     (547,767)  $      430,792
                                 ==============    ==============    ==============    ==============   ==============

                                                      CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                     FOR THE 26-WEEK PERIOD ENDED DECEMBER 28, 2002
                                 -------------------------------------------------------------------------------------
                                                                         OTHER
                                                       SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                      SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   --------------    --------------    --------------    --------------
                                                                      (IN THOUSANDS)
Sales ........................   $    1,651,729   $           --    $   11,121,490    $           --    $   12,773,219
Cost of sales ................        1,278,537               --         8,973,883                --        10,252,420
Operating expenses ...........          313,327              606         1,583,992                --         1,897,925
Interest expense (income) ....          151,764            5,101          (122,534)               --            34,331
Other, net ...................              127               --            (6,145)               --            (6,018)
                                 --------------   --------------    --------------    --------------    --------------
Total costs and expenses .....        1,743,755            5,707        10,429,196                --        12,178,658
                                 --------------   --------------    --------------    --------------    --------------
Earnings (losses) before
income taxes .................          (92,026)          (5,707)          692,294                --           594,561
Income tax (benefit)
provision ....................          (35,200)          (2,183)          264,803                --           227,420
Equity in earnings of
  Subsidiaries ...............          423,967               --                --          (423,967)               --
                                 --------------   --------------    --------------    --------------    --------------
Net earnings .................   $      367,141   $       (3,524)   $      427,491    $     (423,967)   $      367,141
                                 ==============   ==============    ==============    ==============    ==============

                                                        CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                       FOR THE 13-WEEK PERIOD ENDED DECEMBER 27, 2003
                                 -------------------------------------------------------------------------------------
                                                                         OTHER
                                                       SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                      SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   --------------    --------------    --------------    --------------
                                                                      (IN THOUSANDS)
Sales ........................   $           --    $           --    $    7,036,520    $           --   $    7,036,520
Cost of sales ................               --                --         5,669,399                --        5,669,399
Operating expenses ...........           21,341                20           975,492                --          996,853
Interest expense (income) ....           60,596             3,711           (47,931)               --           16,376
Other, net ...................               91              (928)           (6,215)               --           (7,052)
                                 --------------    --------------    --------------    --------------   --------------
Total costs and expenses .....           82,028             2,803         6,590,745                --        6,675,576
                                 --------------    --------------    --------------    --------------   --------------
Earnings (losses) before
income taxes .................          (82,028)           (2,803)          445,775                --          360,944
Income tax (benefit)
provision ....................          (31,581)           (1,079)          171,623                --          138,963
Equity in earnings of
  Subsidiaries ...............          272,428             3,231                --          (275,659)              --
                                 --------------    --------------    --------------    --------------   --------------
Net earnings (loss) ..........   $      221,981    $        1,507    $      274,152    $     (275,659)  $      221,981
                                 ==============    ==============    ==============    ==============   ==============

                                                         CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                        FOR THE 13-WEEK PERIOD ENDED DECEMBER 28, 2002
                                 -------------------------------------------------------------------------------------
                                                                         OTHER
                                                       SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                      SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                 --------------   --------------    --------------    --------------    --------------
                                                                    (IN THOUSANDS)
Sales ........................   $      803,835   $           --    $    5,544,962    $           --    $    6,348,797
Cost of sales ................          622,904               --         4,474,812                --         5,097,716
Operating expenses ...........          147,064              290           789,936                --           937,290
Interest expense (income) ....           76,145            2,565           (61,207)               --            17,503
Other, net ...................              164               (1)           (2,769)               --            (2,606)
                                 --------------   --------------    --------------    --------------    --------------
Total costs and expenses .....          846,277            2,854         5,200,772                --         6,049,903
                                 --------------   --------------    --------------    --------------    --------------
Earnings (losses) before
income taxes .................          (42,442)          (2,854)          344,190                --           298,894
Income tax (benefit)
  provision ..................          (16,234)          (1,092)          131,653                --           114,327

Equity in earnings of
  Subsidiaries ...............          210,775               --                --          (210,775)               --
                                 --------------   --------------    --------------    --------------    --------------
Net earnings .................   $      184,567   $       (1,762)   $      212,537    $     (210,775)   $      184,567
                                 ==============   ==============    ==============    ==============    ==============

                                                         CONDENSED CONSOLIDATING CASH FLOWS
                                                  FOR THE 26-WEEK PERIOD ENDED DECEMBER 27, 2003
                                       -------------------------------------------------------------------
                                                                               OTHER
                                                             SYSCO         NON-GUARANTOR     CONSOLIDATED
                                            SYSCO        INTERNATIONAL     SUBSIDIARIES         TOTALS
                                       --------------   --------------    --------------    --------------
                                                                  (IN THOUSANDS)
Net cash provided by (used for):

Operating activities ...............   $     (120,854)   $          663    $      484,970    $      364,779
Investing activities ...............         (132,075)               --          (230,510)         (362,585)
Financing activities ...............          (86,419)           (7,181)          (10,938)         (104,538)
Effect of exchange rate on
  cash .............................               --                --            (2,508)           (2,508)
Intercompany activity ..............          269,716             6,004          (275,720)               --
                                       --------------    --------------    --------------    --------------
Net increase (decrease) in cash ....          (69,632)             (514)          (34,706)         (104,852)
Cash at the beginning of the
  period ...........................          206,043               514           130,890           337,447
                                       --------------    --------------    --------------    --------------

Cash at the end of the
  period ...........................   $      136,411    $           --    $       96,184    $      232,595
                                       ==============    ==============    ==============    ==============

                                                      CONDENSED CONSOLIDATING CASH FLOWS
                                                 FOR THE 26-WEEK PERIOD ENDED DECEMBER 28, 2002
                                       -------------------------------------------------------------------
                                                                               OTHER
                                                             SYSCO         NON-GUARANTOR     CONSOLIDATED
                                            SYSCO        INTERNATIONAL     SUBSIDIARIES         TOTALS
                                       --------------   --------------    --------------    --------------
                                                                  (IN THOUSANDS)
Net cash provided by (used for):

Operating activities ...............   $      (13,602)   $        4,844    $      465,295    $      456,537
Investing activities ...............         (253,213)               --          (176,910)         (430,123)
Financing activities ...............          (90,674)            1,352            (6,957)          (96,279)
Intercompany activity ..............          308,995           (16,202)         (292,793)               --
                                       --------------    --------------    --------------    --------------
Net increase (decrease) in cash ....          (48,494)          (10,006)          (11,365)          (69,865)
Cash at the beginning of the
  period ...........................           92,448            10,006            95,985           198,439
                                       --------------    --------------    --------------    --------------
Cash at the end of the
  period ...........................   $       43,954    $           --    $       84,620    $      128,574
                                       ==============    ==============    ==============    ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          HIGHLIGHTS

          Sales increased 10.9% for the twenty-six weeks and 10.8% for the second quarter of fiscal 2004 over the comparable prior year periods. Gross margins as a percent to sales for both the twenty-six weeks and second quarter of fiscal 2004 decreased as compared to last year due to the changes in customer mix, segment mix, product mix and inflation. Expenses as a percent to sales for both the twenty-six weeks and second quarter of fiscal 2004 decreased as compared to last year due to operating efficiencies and operating costs increasing at lower rates than product cost inflation. As a result of these factors, net earnings increased 17.3% for the twenty-six weeks and 20.3% for the second fiscal quarter of fiscal 2004 over the comparable prior year periods. Expenses were negatively impacted by increased pension costs and expenses incurred in connection with the National Supply Chain initiative. During the twenty-six week period, the company also recorded a gain related to the cash surrender value of life insurance assets.

          OVERVIEW

          SYSCO distributes food and food related products to the foodservice industry including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. SYSCO's operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, Asian foodservice, hotel supply operations and SYGMA, the company's chain restaurant distribution subsidiary.

          The company estimates that the North American foodservice market together with the non-food and hotel amenity markets available to SYSCO is approximately $200 billion annually and that SYSCO serves about 13% of this available market. The foodservice or food-prepared-away-from-home market represents approximately one-half of the total retail food purchases in the United States. This share has grown from about 37% thirty years ago as food purchases in the foodservice industry have grown more rapidly than food purchased in the retail grocery industry over most of that time period. Factors influencing this trend and therefore SYSCO's growth include increases in dual-worker and single-parent families; busier lifestyles; general aging of the population; growing affluence; and the increasing demand for the variety, convenience and entertainment afforded by the proliferation of restaurants and other foodservice operations. Industry statisticians and demographers expect these general trends to continue, although they may not continue at the same pace.

          General economic conditions and consumer confidence can have an effect on the frequency and amount spent by consumers for food prepared away from home and therefore on SYSCO. However, we have consistently grown at a faster rate than the overall industry and have grown our market share in this fragmented industry.

          The company intends to continue to expand its market share and grow earnings through strategies which include:

               o Sales strategy: Increasing sales through new customer sales and additional penetration of existing customers, customer retention, expansion through foldouts (new operating companies created in established markets previously served by other SYSCO operating companies) and a disciplined acquisition program.

               o Profitable sales growth: Stratification of customers based on profitability and potential and managing the profitability of or exiting, low profit or unprofitable customers. More stringent analysis of customers' purchasing potential before opening new accounts.

               o Brand management: Leveraging brand strength to grow sales and profitability while ensuring strict quality control processes and providing greater value to customers.

               o Productivity: Deploying the latest technology and leveraging best business practices to improve operating efficiencies and leverage expenses to sales growth.

               o Sales force effectiveness: Selective recruiting and training of marketing associates. Introduction of a business development and review functions as we proceed with our sales force transformation of providing greater value to our customers.

               o Supply chain optimization: Creating a more efficient and effective supply chain infrastructure through the National Supply Chain initiative.

          The company's National Supply Chain initiative is intended to optimize the supply chain activities for certain products from SYSCO's operating companies in each respective region and as a result, lower inventory and operating costs, reduce working capital requirements and reduce future facility expansion needs at SYSCO's operating companies while providing greater value to our suppliers and customers. The company expects to build from five to ten regional distribution centers over a period of ten years. The first regional distribution center in the Northeast is expected to be operational during fiscal 2005.

          RESULTS OF OPERATIONS

          The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

                                      26-Week Period Ended                  13-Week Period Ended
                               --------------------------------    ---------------------------------
                                Dec. 27, 2003     Dec. 28, 2002     Dec. 27, 2003      Dec. 28, 2002
                               --------------    --------------    --------------     --------------

Sales                                   100.0%            100.0%            100.0%             100.0%

Costs and Expenses
      Cost of sales                      80.6              80.2              80.6               80.3
      Operating expenses                 14.3              14.8              14.2               14.8
      Interest expense                    0.2               0.3               0.2                0.3
      Other, net                          0.0               0.0              (0.1)              (0.1)
                               --------------    --------------    --------------     --------------
Total costs and expenses                 95.1              95.3              94.9               95.3
                               --------------    --------------    --------------     --------------

Earnings before income taxes              4.9               4.7               5.1                4.7

Income taxes                              1.9               1.8               1.9                1.8
                               --------------    --------------    --------------     --------------

Net earnings                              3.0%              2.9%              3.2%               2.9%
                               ==============    ==============    ==============     ==============

          The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

                                         % Increase (Decrease)
                                   ---------------------------------
                                   26-Week Period     13-Week Period
                                   --------------     --------------

Sales                                        10.9%              10.8%

Costs and Expenses
       Cost of sales                         11.4               11.2
       Operating expenses                     6.5                6.4
       Interest expense                       2.0               (6.4)
       Other, net                            50.1              170.6
                                   --------------     --------------

Total costs and expenses                     10.6               10.3
                                   --------------     --------------

Earnings before income taxes                 17.8               20.8
Income taxes                                 18.6               21.5
                                   --------------     --------------

Net earnings                                 17.3%              20.3%
                                   ==============     ==============

Basic earnings per share                     19.6%              21.4%
Diluted earnings per share                   18.2               21.4

Average shares outstanding                   (1.2)              (1.1)
Diluted shares outstanding                   (0.6)              (0.4)

          SALES Sales increased 10.9% during the twenty-six weeks and 10.8% in the second quarter of fiscal 2004 over the comparable periods of the prior year. This compares to sales increases of 11.9% during the twenty-six weeks and 13.6% in the second quarter of fiscal 2003 over the comparable prior year periods. Acquisitions represented 1.3% of the sales growth for the first twenty-six weeks of fiscal 2004 and 0.8% for the second quarter of fiscal 2004, as compared to 6.2% and 3.2%, respectively, for the comparable periods in the prior year. Also contributing to sales growth was estimated product cost increases, an internal measure of inflation, of 6.0% during the first twenty-six weeks of fiscal 2004 and 7.3% during the second quarter of fiscal 2004 over the comparable periods in the prior year. The company estimated its product costs decreased by 1.6% during the first twenty-six weeks of fiscal 2003 and 0.9% during the second quarter of fiscal 2003 from the comparable periods in the prior year. SYSCO generally expects to pass product cost increases to its customers; however, the actual amount of inflation reflected as sales price increases is difficult to quantify.

          COST OF SALES Cost of sales increased 11.4% in the first twenty-six weeks and 11.2% in the second quarter of fiscal 2004 over the comparable periods of the prior year. Management believes that cost of sales as a percentage to sales was impacted by several factors including change in customer mix, segment mix, product mix and inflation; the specific impact of each is difficult to quantify. Contract customer sales in the Broadline segment, which traditionally yield lower gross margins, coupled with lower expenses, than marketing associate-served sales, grew faster than sales to marketing associate-served sales over the comparable period in the prior year. Sales at the SYGMA and the Other segments, which traditionally have lower margins than the Broadline segment, grew faster than sales at the Broadline segment. In the area of product mix, meat sales, continued to grow as a percentage of overall sales and also experienced a high rate of cost increases. Meat products typically generate higher prices and higher gross margin dollars per case. However, meat products result in lower gross margins as a percentage of sales. Therefore, increased sales of these products had the effect of decreasing overall gross margins as a percentage of sales even as gross margin dollars were maintained or increased. Product cost increases at rates higher than historic trends also had the impact of reducing gross margins as a percentage of sales as gross profit dollars are earned on a higher sales dollar base.

          OPERATING EXPENSES Operating expenses increased 6.5% in the first twenty-six weeks and 6.4% in the second quarter of fiscal 2004 over the comparable periods of the prior year. Improved operating efficiencies as demonstrated by improving trends in key expense metrics tracked at the broadline operating companies including pieces sold per delivery, product line items sold per delivery, pieces per trip and pieces per error contributed to the decreases in operating expenses as a percentage to sales. Short-term increases in product costs and the resulting increased sales price per item also impacted expenses as a percentage to sales favorably as operating costs increased at a lower rate.

          Operating expenses were also favorably impacted by the recognition in income of $16,784,000 in the first twenty-six weeks and $12,218,000 in the second quarter of fiscal 2004 to adjust the carrying value of life insurance assets to their cash surrender value as compared to the recognition of a loss of $9,885,000 and a gain of $5,584,000 in the comparable periods in fiscal 2003, respectively. Operating expenses were negatively impacted by increases in net periodic pension cost of $18,045,000 in the first twenty-six weeks and $8,772,000 in the second quarter of fiscal 2004 as compared to the comparable periods in fiscal 2003. Operating expenses related to the National Supply Chain initiative increased $7,494,000 in the first twenty-six weeks and $4,782,000 in the second quarter of fiscal 2004 as compared to the comparable periods in the prior year.

          OTHER, NET Other net income increased to $9,035,000 in the first twenty-six weeks of fiscal 2004 and $6,018,000 in the second quarter of fiscal 2004. The company recognized a gain on the sale of a facility of approximately $5,700,000 in the second quarter of fiscal 2004.

          PRETAX AND NET EARNINGS Pretax earnings increased 17.8% for the first twenty-six weeks and 20.8% for the second quarter of fiscal 2004 over the comparable periods of the prior year. Net earnings increased 17.3% for the first twenty-six weeks and 20.3% for the second quarter of fiscal 2004 over the comparable periods of the prior year. These increases were due to the factors discussed above.

          EARNINGS PER SHARE Basic earnings per share increased 19.6% for the first twenty-six weeks and 21.4% for the second quarter of fiscal 2004 over the comparable periods of the prior year. Diluted earnings per share increased 18.2% for the first twenty-six weeks and 21.4% for the second quarter of fiscal 2004 over the comparable periods of the prior year. These increases were the result of factors discussed above as well as a net reduction of shares outstanding due to share repurchases, offset by an increase in the dilutive effect of employee and director stock options.

          SEGMENT RESULTS

          The following table sets forth the change in the selected financial data of each of the company's reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Business Segment Information (Footnote No. 13) in the Notes to Consolidated Financial Statements:

                                                % Increase
                       ------------------------------------------------------------
                              26-Week Period                   13-Week Period
                       ----------------------------    ----------------------------
                                         Earnings                         Earnings
                                          before                          before
                           Sales          taxes            Sales          taxes
                       ------------    ------------    ------------    ------------

Broadline                       9.1%           16.0%            8.7%           17.7%
SYGMA                          18.9             6.1            21.6            10.2
Other                          22.3            46.3            20.2            65.6

          The following table sets forth sales and earnings before income taxes of each of the company's reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information (Footnote No. 13) in the Notes to Consolidated Financial Statements:

                                                          % of Total
                                ------------------------------------------------------------
                                      26-Week Period                   13-Week Period
                                ----------------------------    ----------------------------
                                                   Earnings                       Earnings
                                                   before                          before
                                    Sales           taxes           Sales          taxes
                                ------------    ------------    ------------    ------------
Broadline
                                       81.2%           100.0%           80.7%           98.9%

SYGMA                                  11.9              1.6            12.3             1.6

Other                                   8.0              5.1             8.1             5.7

Intersegment sales                     (1.1)                            (1.1)

Unallocated corporate expenses                          (6.7)                           (6.2)
                                 ----------     ------------     -----------    ------------

Total                                 100.0%           100.0%          100.0%          100.0%
                                 ==========     ============     ===========    ============

          BROADLINE SEGMENT The Broadline segment sales increased 9.1% for the twenty-six weeks and 8.7% for the second quarter of fiscal 2004 over the comparable periods of the prior year. Acquisitions represented 0.4% of the sales growth for the first twenty-six weeks and zero percent for the second quarter of fiscal 2004. These increases were due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products. These increases were reflected in increased sales to the company's existing customer base and to new customers. Marketing associate-served sales as a percentage of broadline sales in the U.S. decreased to 53.6% and 54.8% for the twenty-six weeks and thirteen weeks ended December 27, 2003, respectively, as compared to 53.8% and 55.1%, respectively for the comparable prior year periods. This decrease was due to the increase in sales to national contract customers exceeding the increase in sales to marketing associate-served customers. SYSCO Brand sales as a percentage of broadline sales in the U.S. remained consistent with comparable prior year periods at 49.0% for both the twenty-six weeks and thirteen weeks ended December 27, 2003.

          Pretax earnings for the Broadline segment increased 16.0% for the twenty-six weeks and 17.7% for second quarter of fiscal 2004 over the comparable periods of the prior year. These increases were primarily due to increases in sales and expense controls resulting in lower expenses as a percentage to sales.

          SYGMA SEGMENT SYGMA segment sales increased 18.9% for the twenty-six weeks and 21.6% for the second quarter of fiscal 2004 over the comparable periods of the prior year. Acquisitions represented 3.3% of the sales growth for the first twenty-six weeks and 1.9% for the second quarter of fiscal 2004. These increases were primarily due to sales to new customers, sales growth in SYGMA's existing customer base and the acquisitions of Pronamic and the Denver operations of Marriott Distribution Services, Inc.

          Pretax earnings for the SYGMA segment increased 6.1% for the twenty-six weeks and 10.2% for the second quarter of fiscal 2004 over the comparable periods of the prior year. This increase was primarily due to increases in sales and expense controls resulting in lower expenses as a percentage to sales.

          OTHER SEGMENTS Sales for the Other segments, which include the company's specialty businesses, increased 22.3% for the twenty-six weeks and 20.2% for the second quarter of fiscal 2004 over the comparable periods of the prior year. Acquisitions represented 8.7% of the sales growth for the first twenty-six weeks and 7.4% for the second quarter of fiscal 2004. These increases were due to increased sales to the existing customer base, sales to new customers, the acquisition of Asian Foods, Inc. and increased intersegment sales to SYSCO Broadline companies.

          Pretax earnings for the Other segments increased 46.3% for the twenty-six weeks and 65.6% for the second quarter of fiscal 2004 over the comparable periods of the prior year. These increases were primarily due to increases in sales and expense controls resulting in lower expenses as a percentage to sales.

          LIQUIDITY AND CAPITAL RESOURCES

          The company generated $364,779,000 in net cash from operations for the twenty-six week period ended December 27, 2003, compared with $456,537,000 for the comparable period in fiscal 2003. Cash flow from operations for the twenty-six week period ended December 27, 2003 was negatively impacted by increases in accounts receivable balances of $73,428,000 and inventory balances of $120,215,000. A contributor to the increase in accounts receivable balances was sales to national contract customers which represented a larger percentage of total SYSCO sales for December 2003 as compared to June 2003. This is due to normal sales patterns where sales to national contract customers as a group are traditionally higher in December as compared to June due to openings of educational facilities. In addition, the growth in sales to national contract customers outpaced the growth in SYSCO's overall sales. National contract customer payment terms are traditionally longer than the overall SYSCO average; thus, the increased sales to this group of customers caused the accounts receivable balances at December 2003 to increase. In addition, the fiscal second quarter ends in a holiday period which typically slows down customer payment cycles. The company has also historically experienced elevated inventory levels during this holiday period. The company showed improvements in working capital metrics for the fiscal quarter ended December 27, 2003 as accounts receivable, inventory and accounts payable days sales outstanding and accounts payable leverage ratios all showed improvement as compared to the same period last year.

          The decrease in accrued expenses and other long-term liabilities of $75,854,000 for the twenty-six weeks was primarily due to an increase in pension contributions of $40,000,000 during the twenty-six week period ended December 27, 2003. In addition, the company's 401K contributions of approximately $28,800,000 were made in the second quarter in fiscal 2004 as compared to contributions of $24,100,000 made in the first quarter of fiscal 2003.

          Taxes paid during the twenty-six week period ended December 27, 2003 were $190,761,000 as compared to $29,120,000 during the comparable period in the prior year. The increase in taxes paid was due to the company's inclusion in taxable income for fiscal 2004 of supply chain distributions deferred in prior years. Fiscal year 2004 is the first period that these supply chain distributions are recognized in taxable income since the company began deferring these items for tax purposes as a result of the reorganization of its supply chain in fiscal year 2002.

          The company expects the net cash flow impact of the deferral of supply chain distributions in fiscal 2004 and beyond to be incrementally positive when compared to what would have been paid in taxes on an annual basis without the deferral. This is due to the company's expectations that its volume of purchases through this structure will continue to grow.

          Total capital expenditures in fiscal 2004 are expected to be approximately $490,000,000. Projected capital expenditures include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; and the National Supply Chain project. Expenditures in the twenty-six week period ended December 27, 2003 related to the company's National Supply Chain project totaled $73,075,000 of which $55,782,000 was capitalized. Total expenditures on the project since inception are $154,285,000 of which $100,214,000 have been capitalized. The Northeast Redistribution Center is expected to be operational during fiscal 2005.

          During the twenty-six week period ended December 27, 2003 a total of 6,293,700 shares were repurchased at a cost of $218,149,000 as compared to 8,199,700 shares at a cost of $243,381,000 for the comparable period in fiscal 2003. An additional 979,900 shares at a cost of $36,407,000 have been purchased through January 30, 2004 resulting in 21,789,600 shares remaining available for repurchase as authorized by the Board as of that date.

          Dividends paid in the twenty-six week period ended December 27, 2003 were $142,501,000, or $0.22 per share, as compared to $118,395,000, or
          $0.18 per share, in the comparable period of fiscal 2003. In November 2003, SYSCO declared its regular quarterly dividend for the third quarter of fiscal 2004, increasing it to $0.13 per share, which was paid in January 2004.

          Long-term debt to capitalization ratio was 37.1% at December 27, 2003, within the company's long-term 35% to 40% target range.

          As of December 27, 2003, SYSCO's borrowings under its commercial paper programs were $304,455,000. Such borrowings were $317,089,000 as of January 30, 2004. During the twenty-six week period ended December 27, 2003, commercial paper and short-term bank borrowings ranged from approximately $79,458,000 to $370,447,000.

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

          FORWARD-LOOKING STATEMENTS

          Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program; market risks; industry growth; the impact of ongoing legal proceedings; the timing, expected cost savings and other benefits of the National Supply Chain project, including the Northeast Redistribution Center; anticipated capital expenditures; the ability to increase market share and grow earnings; sales growth; growth strategies and SYSCO's ability to meet its cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment; SYSCO's leverage and debt risks; the successful completion of acquisitions and integration of acquired companies; competitive price pressures; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management's allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the National Supply Chain project including the Northeast Redistribution Center; and internal factors such as the ability to control expenses and successfully execute growth strategies.

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

          At December 27, 2003, the company had a total of $834,455,000 in debt at variable rates of interest including commercial paper with maturities through April 22, 2004 and $500,000,000 in fixed rate debt swapped to floating rate as discussed above. The company's remaining debt obligations of $698,457,000 were at fixed rates of interest.

Item 4. Controls and Procedures

          As of December 27, 2003, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of December 27, 2003 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, the company's management noted that no changes occurred during the second quarter of fiscal 2004 that materially affected, or would be reasonably likely to materially affect, the company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

                  SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                  In December 2003, a total of 65,123 Dividend Access Shares, convertible on a one-for-one basis into SYSCO shares, were issued to the former shareholders of North Douglas Distributors ("North Douglas") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of North Douglas in December 2000.

                  In October 2003, a total of 64,024 shares of Common Stock were issued to the former shareholders of Newport Meat Company ("Newport") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of Newport in July 1999.

                  All of the above issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  SYSCO held its 2003 Annual Meeting of Stockholders on November 7, 2003. Four directors, Jonathan Golden, Joseph A. Hafner, Jr., Thomas E. Lankford and Richard J. Schnieders, were elected for a three-year term, and one director, John K. Stubblefield, Jr. was elected for a one-year term. Directors whose terms continued after the meeting included Colin G. Campbell, Judith B. Craven, Richard G. Merrill, Frank H. Richardson, Phyllis S. Sewell, Richard G. Tilghman and Jackie
                  M. Ward.

                  Other matters voted on included:

                    o The Board's proposal to approve the adoption of an amendment to SYSCO's Restated Certificate of Incorporation to increase the number of shares of Common Stock that SYSCO will have the authority to issue to two billion (2,000,000,000);

                    o The Board's proposal to approve the 2003 Stock Incentive Plan; and

                    o A shareholder proposal requesting that the Board review the Company's policies for food products containing genetically engineered ingredients and report to shareholders by March 2004.

The voting results were as follows:

                                                    NUMBER OF VOTES CAST
                                       ------------------------------------------------
  Matter                                                                                       Broker
Voted Upon                                   For       Against/Withheld     Abstain          Non-Votes
----------------------------------     --------------  ----------------  --------------   --------------

Election of Directors
    Jonathan Golden                       399,122,428      144,246,997              n/a              n/a
    Joseph A. Hafner, Jr.                 511,920,624       31,448,800              n/a              n/a
    Thomas E. Lankford                    406,118,302      137,251,123              n/a              n/a
    Richard J. Schnieders                 403,846,701      139,522,724              n/a              n/a
    John K. Stubblefield                  530,470,503       12,898,922              n/a              n/a
                                       --------------   --------------   --------------   --------------

Amendment to Restated Certificate of
Incorporation                             502,291,841       37,664,431        3,413,152              n/a
                                       --------------   --------------   --------------   --------------

2003 Stock Incentive Plan                 193,385,359      256,958,366       10,007,175       83,018,525
                                       --------------   --------------   --------------   --------------

Shareholder Proposal on
Genetically Engineered
Food Products                              34,337,578      392,609,981       33,403,341       83,018,525
                                       --------------   --------------   --------------   --------------

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

                  *3(e) Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares.

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

                *15(a) Report from Ernst & Young LLP dated February 9, 2004, re: unaudited financial statements.

                *15(b)     Acknowledgment letter from Ernst & Young LLP.

                *31(a) CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                *31(b) CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                *32(a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                *32(b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

   * Filed herewith.


(b)  Reports on Form 8-K:

     1. On October 27, 2003, the company filed a current report on Form 8-K announcing under Items 7 and 12 thereof the results of its first quarter ended September 27, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SYSCO CORPORATION
                                      (Registrant)



                                      By /s/ RICHARD J. SCHNIEDERS
                                         --------------------------------------
                                         Richard J. Schnieders
                                         Chairman and Chief Executive Officer

Date: February 9, 2004



                                      By /s/ JOHN K. STUBBLEFIELD, JR.
                                         --------------------------------------
                                         John K. Stubblefield, Jr.
                                         Executive Vice President,
                                         Finance & Administration

Date: February 9, 2004

                                  EXHIBIT INDEX


    NO.                                     DESCRIPTION
----------          ------------------------------------------------------------

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

   *3(e)            Certificate of Amendment to Restated Certificate of
                    Incorporation increasing authorized shares.

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

  *15(a)            Report from Ernst & Young LLP dated February 9, 2004, re:
                    unaudited financial statements.

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