Form 10-Q
period 2004-03-27
SYSCO CORP
filed 2004-05-11
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________ to__________

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

Yes   [X]     No [ ]

639,425,930 shares of common stock were outstanding as of April 24, 2004.

                                TABLE OF CONTENTS

                                                                            PAGE NO.
                                                                            -------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  1
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk           22
Item 4.  Controls and Procedures                                              23

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    24
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
         Equity Securities                                                    24
Item 3.  Defaults Upon Senior Securities                                      24
Item 4.  Submission of Matters to a Vote of Security Holders                  24
Item 5.  Other Information                                                    24
Item 6.  Exhibits and Reports on Form 8-K                                     24

Signatures                                                                    27

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries CONSOLIDATED BALANCE SHEETS (In Thousands Except for Share Data)

                                                        Mar. 27, 2004  June 28, 2003  Mar. 29, 2003
                                                        -------------  -------------  -------------
                                                         (unaudited)                   (unaudited)
ASSETS
Current assets
  Cash                                                  $     172,695  $     337,447  $     186,956
  Accounts and notes receivable, less
    allowances of $66,986, $35,005 and $64,685              2,087,476      2,009,627      1,946,819
  Inventories                                               1,373,251      1,230,080      1,256,397
  Prepaid expenses                                             57,128         52,380         60,775
                                                        -------------  -------------  -------------
    Total current assets                                    3,690,550      3,629,534      3,450,947

Plant and equipment at cost, less depreciation              2,088,314      1,922,660      1,829,021

Other assets
  Goodwill and intangibles, less amortization               1,177,161      1,113,960      1,084,693
  Restricted cash                                             169,220         83,807         84,056
  Other assets                                                201,587        186,560        207,168
                                                        -------------  -------------  -------------
    Total other assets                                      1,547,968      1,384,327      1,375,917
                                                        -------------  -------------  -------------
Total assets                                            $   7,326,832  $   6,936,521  $   6,655,885
                                                        =============  =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                         $     105,922  $     101,822  $      81,492
  Accounts payable                                          1,717,438      1,637,505      1,522,670
  Accrued expenses                                            655,985        624,451        617,373
  Income taxes                                                 67,673          9,193         15,242
  Deferred taxes                                              296,567        307,211        250,383
  Current maturities of long-term debt                         10,296         20,947         24,684
                                                        -------------  -------------  -------------
    Total current liabilities                               2,853,881      2,701,129      2,511,844

Other liabilities
  Long-term debt                                            1,420,139      1,249,467      1,279,657
  Deferred taxes                                              561,666        498,396        476,629
  Other long-term liabilities                                 222,098        289,998        190,721
                                                        -------------  -------------  -------------
    Total other liabilities                                 2,203,903      2,037,861      1,947,007

Contingencies

Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                       --             --             --

  Common stock, par value $1 per share
      Authorized shares 2,000,000,000 at Mar. 27,
      2004, 1,000,000,000 at June 28, 2003 and Mar.
      29, 2003; issued 765,174,900 shares                     765,175        765,175        765,175
  Paid-in capital                                             317,003        249,235        246,756
  Retained earnings                                         3,762,183      3,373,853      3,202,358
  Other comprehensive loss                                   (144,862)      (152,381)       (65,435)
                                                        -------------  -------------  -------------
                                                            4,699,499      4,235,882      4,148,854

  Less cost of treasury stock, 127,201,965,
      121,517,325 and 119,159,737 shares                    2,430,451      2,038,351      1,951,820
                                                        -------------  -------------  -------------
  Total shareholders' equity                                2,269,048      2,197,531      2,197,034
                                                        -------------  -------------  -------------
Total liabilities and shareholders' equity              $   7,326,832  $   6,936,521  $   6,655,885
                                                        =============  =============  =============

Note: The June 28, 2003 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

                                              39-Week Period Ended            13-Week Period Ended
                                       -------------------------------     -------------------------------
                                       Mar. 27, 2004     Mar. 29, 2003     Mar. 27, 2004     Mar. 29, 2003
                                       -------------     -------------     -------------     -------------
Sales                                  $  21,196,386     $  19,168,497     $   7,025,585     $   6,395,278
Costs and expenses
  Cost of sales                           17,107,358        15,396,893         5,684,192         5,144,473
  Operating expenses                       3,029,682         2,860,385         1,008,493           962,459
  Interest expense                            50,744            52,607            15,737            18,276
  Other, net                                 (10,285)           (8,679)           (1,250)           (2,661)
                                       -------------     -------------     -------------     -------------
Total costs and expenses                  20,177,499        18,301,206         6,707,172         6,122,547
                                       -------------     -------------     -------------     -------------

Earnings before income taxes               1,018,887           867,291           318,413           272,731
Income taxes                                 392,271           331,739           122,589           104,320
                                       -------------     -------------     -------------     -------------

Net earnings                           $     626,616     $     535,552     $     195,824     $     168,411
                                       =============     =============     =============     =============

Net earnings:
   Basic earnings per share            $        0.97     $        0.82     $        0.31     $        0.26
                                       =============     =============     =============     =============
   Diluted earnings per share          $        0.95     $        0.81     $        0.30     $        0.26
                                       =============     =============     =============     =============

Average shares outstanding               644,219,976       652,148,645       642,038,004       649,267,210
                                       =============     =============     =============     =============
Diluted shares outstanding               662,482,772       662,873,939       663,097,806       657,994,124
                                       =============     =============     =============     =============

Dividends declared per common share    $        0.37     $        0.31     $        0.13     $        0.11
                                       =============     =============     =============     =============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                          39 - Week Period Ended
                                                       -------------------------------
                                                       Mar. 27, 2004     Mar. 29, 2003
                                                       -------------     -------------
Operating activities:
  Net earnings                                         $     626,616     $     535,552
  Add non-cash items:
    Depreciation and amortization                            209,054           204,155
    Deferred tax provision                                   408,139           320,469
    Provision for losses on receivables                       23,613            24,444
  Additional investment in certain assets and
     liabilities, net of effect of
     businesses acquired:
      (Increase) in receivables                              (85,195)         (175,262)
      (Increase) in inventories                             (134,750)         (116,560)
      (Increase) in prepaid expenses                          (4,701)          (18,740)
       Increase in accounts payable                           77,154           152,606
      (Decrease) in accrued expenses and other
        long-term liabilities                                (60,333)           (2,328)
      (Decrease) in accrued income taxes                    (283,980)          (20,158)
      (Increase) in other assets                             (18,982)          (19,683)
                                                       -------------     -------------
  Net cash provided by operating activities                  756,635           884,495
                                                       -------------     -------------

Investing activities:
  Additions to plant and equipment                          (379,390)         (310,392)
  Proceeds from sales of plant and equipment                  13,354             9,528
  Acquisition of businesses, net of cash acquired            (34,091)         (169,492)
  Increase in restricted cash                                (90,223)          (52,056)
                                                       -------------     -------------
  Net cash used for investing activities                    (490,350)         (522,412)
                                                       -------------     -------------
Financing activities:
  Bank and commercial paper (repayments) borrowings          (15,779)          115,039
  Other debt borrowings (repayments)                         184,966            (7,432)
  Cash from termination of interest rate swap                  1,305                --
  Common stock reissued from treasury                        135,816            81,971
  Treasury stock purchases                                  (508,963)         (372,808)
  Dividends paid                                            (226,271)         (190,336)
                                                       -------------     -------------
  Net cash used for financing activities                    (428,926)         (373,566)
                                                       -------------     -------------

Effect of exchange rates on cash                              (2,111)               --
                                                       -------------     -------------

Net decrease in cash                                        (164,752)          (11,483)
Cash at beginning of period                                  337,447           198,439
                                                       -------------     -------------
Cash at end of period                                  $     172,695     $     186,956
                                                       =============     =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                          $      46,875     $      44,451
     Income taxes                                            257,102            36,734

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

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         39-Week Period Ended             13-Week Period Ended
                                                   ------------------------------    ------------------------------
                                                   Mar. 27, 2004    Mar. 29, 2003    Mar. 27, 2004    Mar. 29, 2003
                                                   -------------    -------------    -------------    -------------
Numerator:
  Numerator for earnings per share --
   income available to common shareholders         $ 626,616,000    $ 535,552,000    $ 195,824,000    $ 168,411,000
                                                   =============    =============    =============    =============
Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                           644,219,976      652,148,645      642,038,004      649,267,210

  Effect of dilutive securities:
   Employee and director stock options                18,262,796       10,725,294       21,059,802        8,726,914
                                                   -------------    -------------    -------------    -------------
  Denominator for diluted earnings per share --
   Adjusted weighted-average shares                  662,482,772      662,873,939      663,097,806      657,994,124
                                                   =============    =============    =============    =============

Basic earnings per share                           $        0.97    $        0.82    $        0.31    $        0.26
                                                   =============    =============    =============    =============

Diluted earnings per share                         $        0.95    $        0.81    $        0.30    $        0.26
                                                   =============    =============    =============    =============

3.   RESTRICTED CASH

     SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers' compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts. The increase in restricted cash from June 28, 2003 to March 27, 2004 was primarily due to the deposit of an additional $90,000,000 in insurance trusts due to a change in underwriting requirements adopted by an insurer regarding the percentage of the overall risks required to be collateralized and to meet the collateral requirements of a new insurer.

     In certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies resolved. Escrowed funds related to certain acquisitions in the amount of $4,810,000 were released to the sellers during the thirty-nine weeks ended March 27, 2004.

4.   DEBT

     In March 2004, SYSCO issued 4.60% notes totaling $200,000,000 due March 15, 2014 in a private offering. These notes, which were priced at 99.943% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper borrowings.

     As of March 27, 2004, SYSCO had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95,000,000, of which $31,000,000 was outstanding.

     As of March 27, 2004, SYSCO's outstanding borrowings under its commercial paper programs were $104,921,000. During the thirty-nine week period ended March 27, 2004, commercial paper and short-term bank borrowings ranged from approximately $73,102,000 to $478,114,000.

5.   ACQUISITIONS

     In September 2003, SYSCO acquired certain assets of the Stockton, California foodservice operations of Smart & Final, Inc.

     In September 2003, a subsidiary of SYSCO acquired certain assets of Luzo Foodservice Corporation, located in New Bedford, Massachusetts.

     In April 2004, a subsidiary of SYSCO acquired Overton Distributors, Inc., a full-line fresh fruit and vegetable foodservice distributor headquartered in Nashville, Tennessee with operations in Tennessee and North Carolina.

     Acquisitions of businesses are accounted for using the purchase method of accounting and the financial statements include the results of acquired operations from the respective dates they joined SYSCO. The acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

     The balances included in the Consolidated Balance Sheets related to acquisitions made in the last twelve months are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

     Certain acquisitions involve contingent consideration payable in the event that specified operating results are attained. Aggregate contingent consideration amounts outstanding as of March 27, 2004 included approximately 1,337,000 shares of common stock and $26,082,000 in cash, which, if distributed, could result in the company recording up to $54,493,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     In October 2003, SYSCO entered into $500 million aggregate notional amount of interest rate swaps as a fair value hedge against the 7.00% Senior Notes due May 2006, 7.25% Senior Notes due April 2007 and 6.10% Senior Notes due June 2012. The swaps effectively converted the fixed interest rate on each of the three series of notes into a floating rate of six-month LIBOR averaged over a six month period plus 461, 430 and 171 basis points, respectively, which were designated as the respective benchmark interest rates on each of the interest payment dates until maturity of the respective notes.

     In March 2004, SYSCO terminated the $200 million aggregate notional amount swap which was a fair value hedge against the 6.10% Senior Notes due June 2012 and received approximately $1,305,000 representing the fair value of the swap agreement at the time of termination.

     In April 2004, subsequent to the company's third quarter end, SYSCO entered into an interest rate swap with $100 million aggregate notional amount as a fair value hedge against $100 million of the 4.60% Senior Notes due March 2014. The swap effectively converts the fixed rate on these notes into a floating rate of six-month LIBOR in arrears less 52 basis points, which was designated as the respective benchmark interest rate on each of the interest payment dates until maturity of the notes.

     In May 2004, subsequent to the company's third quarter end, SYSCO entered into an interest rate swap with $100 million aggregate notional amount as a fair value hedge against the remaining $100 million of the 4.60% Senior Notes due March 2014. The swap effectively converts the fixed rate on these notes into a floating rate of six-month LIBOR in arrears less 72 basis points, which was designated as the respective benchmark interest rate on each of the interest payment dates until maturity of the notes.

     The terms of the swap agreements and the hedged items are such that the hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rate over their term. As a result, the shortcut method provided by Statement of Financial Accounting Standards (SFAS) No. 133 is applied and there is no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt is adjusted to include payments made or received under the hedge agreements. The market value of the swaps is carried as an asset or a liability on the consolidated balance sheet and the carrying value of the hedged debt is adjusted accordingly. As of March 27, 2004, the market value of the outstanding swaps was $1,292,000, which is reflected in Other Assets on the Consolidated Balance Sheet, and the carrying amount of the related debt has been increased by the same amount.

     The amount received upon termination of a swap is reflected as an increase in the carrying value of the related debt to reflect its fair value at termination. This increase in the carrying value of the debt is amortized as a reduction of interest expense over the remaining term of the debt.

7.   INCOME TAXES

     The changes in the net deferred tax liability and accrued income tax balances from June 28, 2003 to March 27, 2004 were primarily due to the reclassification of certain deferred tax liabilities related to a portion of previously deferred supply chain distributions to accrued income taxes and to the payment of taxes during the fiscal year. The reclassification reflects the inclusion in the company's taxable income for fiscal 2004 of these previously deferred supply chain distributions. Fiscal year 2004 is the first period that these supply chain distributions are recognized in taxable income since the company began deferring these items for tax purposes as a result of the reorganization of its supply chain in fiscal year 2002. Taxes paid during the thirty-nine week period ended March 27, 2004 increased to $257,102,000 as compared to $36,734,000 during the comparable period in the prior year, primarily as a result of the factors described above.

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

     The following table provides comparative pro forma net earnings and earnings per share had compensation cost for these plans been determined using the fair value method as set forth in SFAS No. 123 for all periods presented:

                                            39-Week Period Ended                13-Week Period Ended
                                        -------------------------------     ------------------------------
                                        Mar. 27, 2004     Mar. 29, 2003     Mar. 27, 2004    Mar. 29, 2003
                                        -------------     -------------     -------------    -------------
Net earnings:
   Reported net earnings                $ 626,616,000     $ 535,552,000     $ 195,824,000    $ 168,411,000
   Stock based compensation expense,
    net of taxes                          (45,697,000)      (38,393,000)      (15,769,000)     (13,402,000)
                                        -------------     -------------     -------------    -------------
   Pro forma net earnings               $ 580,919,000     $ 497,159,000     $ 180,055,000    $ 155,009,000
                                        =============     =============     =============    =============

Basic earnings per share:
   Reported earnings per share          $        0.97     $        0.82     $        0.31    $        0.26
   Stock based compensation expense,
    net of taxes                                (0.07)            (0.06)            (0.03)           (0.02)
                                        -------------     -------------     -------------    -------------
   Pro forma net earnings               $        0.90     $        0.76     $        0.28    $        0.24
                                        =============     =============     =============    =============

Diluted earnings per share:
   Reported earnings per share          $        0.95     $        0.81     $        0.30    $        0.26
   Stock based compensation expense,
      net of taxes                              (0.07)            (0.06)            (0.03)           (0.02)
                                        -------------     -------------     -------------    -------------
   Pro forma net earnings               $        0.88     $        0.75     $        0.27    $        0.24
                                        =============     =============     =============    =============

     The weighted average fair value of options granted was $6.74 and $6.88 during the thirty-nine weeks ended March 27, 2004 and March 29, 2003, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the thirty-nine weeks ended March 27, 2004 and March 29, 2003, respectively: dividend yield of 1.49% and 1.45%; expected volatility of 22% and 25%; average risk-free interest rates of 3.2% and 2.7%; and expected lives of 5 years.

     The weighted average fair value of employee stock purchase rights issued was $4.96 and $4.27 during the thirty-nine weeks ended March 27, 2004 and March 29, 2003, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

     The pro forma presentation applies the fair value method to options and stock purchase rights granted after 1995. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years.

9.   COMPREHENSIVE INCOME

     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders' equity. The amounts recorded as other comprehensive income primarily related to foreign currency translation adjustments of ($2,835,000) and $6,770,000 for the thirteen weeks and thirty-nine weeks ended March 27, 2004, respectively. Comprehensive income was $192,989,000 and $168,411,000 for the thirteen weeks ended March 27, 2004 and March 29, 2003, respectively, and $634,135,000 and $535,552,000 for the thirty-nine weeks ended March 27, 2004 and March 29, 2003, respectively.

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

                                          39-Weeks Ended                      13-Weeks Ended
                                  -------------------------------     -------------------------------
                                  Mar. 27, 2004     Mar. 29, 2003     Mar. 27, 2004     Mar. 29, 2003
                                  -------------     -------------     -------------     -------------
Sales (in thousands):
    Broadline                     $  17,156,599     $  15,796,806     $   5,648,123     $   5,247,872
    SYGMA                             2,561,446         2,133,252           873,344           713,334
    Other                             1,707,734         1,429,382           574,401           502,378
    Intersegment sales                 (229,393)         (190,943)          (70,283)          (68,306)
                                  -------------     -------------     -------------     -------------
    Total                         $  21,196,386     $  19,168,497     $   7,025,585     $   6,395,278
                                  =============     =============     =============     =============

                                          39-Weeks Ended                      13-Weeks Ended
                                  -------------------------------     -------------------------------
                                  Mar. 27, 2004     Mar. 29, 2003     Mar. 27, 2004     Mar. 29, 2003
                                  -------------     -------------     -------------     -------------
Earnings before income taxes
(in thousands):
  Broadline                       $   1,016,475     $     884,738     $     316,016     $     281,114
  SYGMA                                  16,271            15,789             5,005             5,174
  Other                                  55,605            34,200            20,076             9,914
                                  -------------     -------------     -------------     -------------
  Total segments                      1,088,351           934,727           341,097           296,202
  Unallocated corporate expenses        (69,464)          (67,436)          (22,684)          (23,471)
                                  -------------     -------------     -------------     -------------
  Total                           $   1,018,887     $     867,291     $     318,413     $     272,731
                                  =============     =============     =============     =============

                                  Mar. 27, 2004     June 28, 2003     Mar. 29, 2003
                                  -------------     -------------     -------------
Assets (in thousands):
    Broadline                     $   4,715,149     $   4,513,533     $   4,376,676
    SYGMA                               220,768           190,406           193,914
    Other                               538,913           501,236           469,618
                                  -------------     -------------     -------------
    Total segments                    5,474,830         5,205,175         5,040,208
    Corporate                         1,852,002         1,731,346         1,615,677
                                  -------------     -------------     -------------
    Total                         $   7,326,832     $   6,936,521     $   6,655,885
                                  =============     =============     =============

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

                                                 CONDENSED CONSOLIDATING BALANCE SHEET -- MARCH 27, 2004
                                   ------------------------------------------------------------------------------------
                                                                         OTHER
                                                        SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                       SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                   -------------    -------------     -------------     -------------     -------------
                                                                      (IN THOUSANDS)
Current assets.................    $      98,216    $          42     $   3,592,292     $          --     $   3,690,550
Investment in
  subsidiaries.................        8,322,203          259,328           172,856        (8,754,387)               --
Plant and equipment, net.......          144,879               --         1,943,435                --         2,088,314
Other assets...................          349,717               --         1,198,251                --         1,547,968
                                   -------------    -------------     -------------     -------------     -------------
Total assets...................    $   8,915,015    $     259,370     $   6,906,834     $  (8,754,387)    $   7,326,832
                                   =============    =============     =============     =============     =============

Current liabilities ...........    $     247,939    $     102,213     $   2,503,729     $          --     $   2,853,881
Intercompany payables
  (receivables)................        5,061,704          (42,983)       (5,018,721)               --                --
Long-term debt.................        1,166,918          199,479            53,742                --         1,420,139
Other liabilities..............          208,913               --           574,851                --           783,764
Shareholders' equity...........        2,229,541              661         8,793,233        (8,754,387)        2,269,048
                                   -------------    -------------     -------------     -------------     -------------
Total liabilities and
  shareholders' equity.........    $   8,915,015    $     259,370     $   6,906,834     $  (8,754,387)    $   7,326,832
                                   =============    =============     =============     =============     =============

                                                 CONDENSED CONSOLIDATING BALANCE SHEET -- JUNE 28, 2003
                                   ------------------------------------------------------------------------------------
                                                                          OTHER
                                                        SYSCO          NON-GUARANTOR                       CONSOLIDATED
                                       SYSCO         INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                   -------------     -------------     -------------     -------------     -------------
                                                                      (IN THOUSANDS)
Current assets.................    $     203,219     $         549     $   3,425,766     $          --     $   3,629,534
Investment in
  subsidiaries.................        7,529,006           213,247           217,315        (7,959,568)               --
Plant and equipment, net.......           84,023                --         1,838,637                --         1,922,660
Other assets...................          254,047             2,135         1,128,145                --         1,384,327
                                   -------------     -------------     -------------     -------------     -------------
Total assets...................    $   8,070,295     $     215,931     $   6,609,863     $  (7,959,568)    $   6,936,521
                                   =============     =============     =============     =============     =============

Current liabilities ...........    $     (15,010)    $      72,399     $   2,643,740     $          --     $   2,701,129
Intercompany payables
  (receivables)................        4,694,543           (57,185)       (4,637,358)               --                --
Long-term debt.................          989,899           199,431            60,137                --         1,249,467
Other liabilities..............          236,069                --           552,325                --           788,394

Shareholders' equity...........        2,164,794             1,286         7,991,019        (7,959,568)        2,197,531
                                   -------------     -------------     -------------     -------------     -------------
Total liabilities and
  shareholders' equity.........    $   8,070,295     $     215,931     $   6,609,863     $  (7,959,568)    $   6,936,521
                                   =============     =============     =============     =============     =============

                                                  CONDENSED CONSOLIDATING BALANCE SHEET -- MARCH 29, 2003
                                   ------------------------------------------------------------------------------------
                                                                          OTHER
                                                        SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                       SYSCO        INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                   -------------    -------------     -------------     -------------     -------------
                                                                      (IN THOUSANDS)
Current assets..................   $     215,110    $           3     $   3,235,834     $          --     $   3,450,947
Investment in
  subsidiaries..................       7,192,974          221,311           198,586        (7,612,871)               --
Plant and equipment, net........          47,796               --         1,781,225                --         1,829,021
Other assets....................         292,880            2,017         1,081,020                --         1,375,917
                                   -------------    -------------     -------------     -------------     -------------
Total assets....................   $   7,748,760    $     223,331     $   6,296,665     $  (7,612,871)    $   6,655,885
                                   =============    =============     =============     =============     =============

Current liabilities ............   $     343,552    $     103,325     $   2,064,967     $          --     $   2,511,844
Intercompany payables
  (receivables).................       3,874,701          (73,140)       (3,801,561)               --                --
Long-term debt..................       1,039,400          199,415            40,842                --         1,279,657
Other liabilities...............         294,073               --           373,277                --           667,350
Shareholders' equity............       2,197,034           (6,269)        7,619,140        (7,612,871)        2,197,034
                                   -------------    -------------     -------------     -------------     -------------
Total liabilities and
  shareholders' equity..........   $   7,748,760    $     223,331     $   6,296,665     $  (7,612,871)    $   6,655,885
                                   =============    =============     =============     =============     =============

                                                       CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                        FOR THE 39-WEEK PERIOD ENDED MARCH 27, 2004
                                   -------------------------------------------------------------------------------------
                                                                          OTHER
                                                        SYSCO          NON-GUARANTOR                       CONSOLIDATED
                                       SYSCO         INTERNATIONAL      SUBSIDIARIES      ELIMINATIONS         TOTALS
                                   -------------     -------------     -------------     -------------     -------------
                                                                      (IN THOUSANDS)
Sales............................  $          --     $          --     $  21,196,386     $          --     $  21,196,386
Cost of sales....................             --                --        17,107,358                --        17,107,358
Operating expenses...............         79,788                81         2,949,813                --         3,029,682
Interest expense (income)........        184,413            10,687          (144,356)               --            50,744
Other, net.......................           (197)             (935)           (9,153)               --           (10,285)
                                   -------------     -------------     -------------     -------------     -------------
Total costs and expenses.........        264,004             9,833        19,903,662                --        20,177,499
                                   -------------     -------------     -------------     -------------     -------------
Earnings (losses) before
  income  taxes..................       (264,004)           (9,833)        1,292,724                --         1,018,887
Income tax (benefit) provision...       (101,641)           (3,786)          497,698                --           392,271
Equity in earnings of
  subsidiaries...................        788,979             5,267                --          (794,246)               --
                                   -------------     -------------     -------------     -------------     -------------
Net earnings (loss)..............  $     626,616     $        (780)    $     795,026     $    (794,246)    $     626,616
                                   =============     =============     =============     =============     =============

                                                       CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                        FOR THE 39-WEEK PERIOD ENDED MARCH 29, 2003
                                   -------------------------------------------------------------------------------------
                                                                          OTHER
                                                        SYSCO          NON-GUARANTOR                       CONSOLIDATED
                                       SYSCO         INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                   -------------     -------------     -------------     -------------     -------------
                                                                     (IN THOUSANDS)
Sales............................. $   1,651,729     $          --     $  17,516,768     $          --     $  19,168,497
Cost of sales.....................     1,278,537                --        14,118,356                --        15,396,893
Operating expenses................       348,012               865         2,511,508                --         2,860,385
Interest expense (income).........       250,693             7,798          (205,884)               --            52,607
Other, net........................           161                --            (8,840)               --            (8,679)
                                   -------------     -------------     -------------     -------------     -------------
Total costs and expenses..........     1,877,403             8,663        16,415,140                --        18,301,206
                                   -------------     -------------     -------------     -------------     -------------
Earnings (losses) before
  income taxes....................      (225,674)           (8,663)        1,101,628                --           867,291
Income tax (benefit)  provision...       (86,320)           (3,314)          421,373                --           331,739
Equity in earnings of
  subsidiaries....................       674,906                --                --          (674,906)               --
                                   -------------     -------------     -------------     -------------     -------------
Net earnings...................... $     535,552     $      (5,349)    $     680,255     $    (674,906)    $     535,552
                                   =============     =============     =============     =============     =============

                                                              CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                               FOR THE 13-WEEK PERIOD ENDED MARCH 27, 2004
                                   -------------------------------------------------------------------------------------
                                                                          OTHER
                                                        SYSCO          NON-GUARANTOR                       CONSOLIDATED
                                       SYSCO         INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                   -------------     -------------     -------------     -------------     -------------
                                                                           (IN THOUSANDS)
Sales............................  $          --     $          --     $   7,025,585     $          --     $   7,025,585
Cost of sales....................             --                --         5,684,192                --         5,684,192
Operating expenses...............         20,892                25           987,576                --         1,008,493
Interest expense (income)........         62,762             3,266           (50,291)               --            15,737
Other, net.......................             (5)               (7)           (1,238)               --            (1,250)
                                   -------------     -------------     -------------     -------------     -------------
Total costs and expenses.........         83,649             3,284         6,620,239                --         6,707,172
                                   -------------     -------------     -------------     -------------     -------------
Earnings (losses) before
  income taxes...................        (83,649)           (3,284)          405,346                --           318,413
Income tax (benefit)
 provision.......................        (32,204)           (1,265)          156,058                --           122,589
Equity in earnings of
  subsidiaries...................        247,269              (790)               --          (246,479)               --
                                   -------------     -------------     -------------     -------------     -------------
Net earnings (loss)..............  $     195,824     $      (2,809)    $     249,288     $    (246,479)    $     195,824
                                   =============     =============     =============     =============     =============

                                                            CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                             FOR THE 13-WEEK PERIOD ENDED MARCH 29, 2003
                                -------------------------------------------------------------------------------------
                                                                       OTHER
                                                      SYSCO         NON-GUARANTOR                       CONSOLIDATED
                                    SYSCO         INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS         TOTALS
                                -------------     -------------     -------------     -------------     -------------
                                                                   (IN THOUSANDS)
Sales.......................    $          --     $          --     $   6,395,278     $          --     $   6,395,278
Cost of sales...............               --                --         5,144,473                --         5,144,473
Operating expenses..........           34,685               259           927,515                --           962,459
Interest expense (income)...           98,929             2,697           (83,350)               --            18,276
Other, net..................               34                --            (2,695)               --            (2,661)
                                -------------     -------------     -------------     -------------     -------------
Total costs and expenses....          133,648             2,956         5,985,943                --         6,122,547
                                -------------     -------------     -------------     -------------     -------------
Earnings (losses) before
  income taxes..............         (133,648)           (2,956)          409,335                --           272,731
Income tax (benefit)
  provision.................          (51,120)           (1,131)          156,571                --           104,320
Equity in earnings of
  subsidiaries..............          250,939                --                --          (250,939)               --
                                -------------     -------------     -------------     -------------     -------------
Net earnings................    $     168,411     $      (1,825)    $     252,764     $    (250,939)    $     168,411
                                =============     =============     =============     =============     =============

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                   FOR THE 39-WEEK PERIOD ENDED MARCH 27, 2004
                                          ----------------------------------------------------------------
                                                                               OTHER
                                                               SYSCO        NON-GUARANTOR    CONSOLIDATED
                                              SYSCO        INTERNATIONAL    SUBSIDIARIES        TOTALS
                                          -------------    -------------    -------------    -------------
                                                                    (IN THOUSANDS)
Net cash provided by (used for):

Operating activities...................   $    (235,736)   $       3,866    $     988,505    $     756,635
Investing activities...................        (162,254)              --         (328,096)        (490,350)
Financing activities...................        (388,381)         (26,852)         (13,693)        (428,926)
Effect of exchange rate on cash........              --               --           (2,111)          (2,111)
Intercompany activity..................         651,937           22,472         (674,409)              --
                                          -------------    -------------    -------------    -------------
Net (decrease) in cash.................        (134,434)            (514)         (29,804)        (164,752)
Cash at the beginning of the period....         206,043              514          130,890          337,447
                                          -------------    -------------    -------------    -------------
Cash at the end of the period..........   $      71,609    $          --    $     101,086    $     172,695
                                          =============    =============    =============    =============

                                                     CONDENSED CONSOLIDATING CASH FLOWS
                                                 FOR THE 39-WEEK PERIOD ENDED MARCH 29, 2003
                                      ----------------------------------------------------------------
                                                                           OTHER
                                                          SYSCO         NON-GUARANTOR    CONSOLIDATED
                                         SYSCO         INTERNATIONAL    SUBSIDIARIES        TOTALS
                                      -------------    -------------    -------------    -------------
                                                                   (IN THOUSANDS)
Net cash provided by (used for):

Operating activities..............    $     (87,029)   $      14,625    $     956,899    $     884,495
Investing activities..............         (247,725)              --         (274,687)        (522,412)
Financing activities..............         (383,658)          18,232           (8,140)        (373,566)
Intercompany activity.............          746,144          (42,863)        (703,281)              --
                                      -------------    -------------    -------------    -------------
Net increase (decrease) in cash...           27,732          (10,006)         (29,209)         (11,483)
Cash at the beginning of the
  period..........................          155,461           10,006           32,972          198,439
                                      -------------    -------------    -------------    -------------
Cash at the end of the
  period..........................    $     183,193    $          --    $       3,763    $     186,956
                                      =============    =============    =============    =============

15.  EMPLOYEE BENEFIT PLANS

     The components of net benefit cost for the thirty-nine week periods presented are as follows:

                                             Pension Benefits              Other Postretirement Plans
                                       ------------------------------    ------------------------------
                                       Mar. 27, 2004    Mar. 29, 2003    Mar. 27, 2004    Mar. 29, 2003
                                       -------------    -------------    -------------    -------------
Service cost                           $  56,199,000    $  38,854,000    $     316,000    $     238,000
Interest cost                             45,873,000       38,106,000          302,000          279,000
Expected return on plan assets           (45,861,000)     (34,847,000)              --               --
Amortization of prior service cost           981,000        3,110,000          151,000          152,000
Recognized net actuarial loss (gain)      28,274,000       11,507,000          (30,000)         (92,000)
Amortization of net transition
     obligation                              209,000         (414,000)         115,000          114,000
                                       -------------    -------------    -------------    -------------
Net periodic benefit cost              $  85,675,000    $  56,316,000    $     854,000    $     691,000
                                       =============    =============    =============    =============

     The components of net benefit cost for the thirteen week periods presented are as follows:

                                             Pension Benefits              Other Postretirement Plans
                                       ------------------------------    ------------------------------
                                       Mar. 27, 2004    Mar. 29, 2003    Mar. 27, 2004    Mar. 29, 2003
                                       -------------    -------------    -------------    -------------
Service cost                           $  18,733,000    $  12,951,000    $     105,000    $      79,000
Interest cost                             15,291,000       12,702,000          101,000           93,000
Expected return on plan assets           (15,287,000)     (11,616,000)              --               --
Amortization of prior service cost           327,000          236,000           50,000           50,000
Recognized net actuarial loss (gain)       9,425,000        3,836,000          (10,000)         (30,000)
Amortization of net transition
     obligation                               70,000         (138,000)          38,000           38,000
                                       -------------    -------------    -------------    -------------
Net periodic benefit cost              $  28,559,000    $  17,971,000    $     284,000    $     230,000
                                       =============    =============    =============    =============

     SYSCO's contributions to its defined benefit plans were $164,012,000 through the thirty-nine weeks ended March 27, 2004. The company does not expect to make significant additional contributions this fiscal year. Contributions in fiscal year 2003 were $164,565,000, of which approximately $46,183,000 were made through the thirty-nine week period ended March 29, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     HIGHLIGHTS

     Sales increased 10.6% for the first thirty-nine weeks and 9.9% for the third quarter of fiscal 2004 over the comparable prior year periods. Gross margins as a percent to sales for both the first thirty-nine weeks and third quarter of fiscal 2004 decreased from the comparable prior year periods due to changes in customer mix, segment mix, product mix and inflation. Operating expenses as a percent to sales for both the first thirty-nine weeks and third quarter of fiscal 2004 decreased from the comparable prior year periods due to operating efficiencies and operating costs increasing at lower rates than product cost inflation. Operating expenses were negatively impacted by increased pension costs and expenses incurred in connection with the national supply chain initiative. During both the first thirty-nine weeks and the third quarter of fiscal 2004, the company also recorded gains related to the cash surrender value of life insurance assets. Primarily as a result of these factors, net earnings increased 17.0% for the first thirty-nine weeks and 16.3% for the third quarter of fiscal 2004 over the comparable prior year periods.

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

     The company estimates that it serves about 13% of an approximately $200 billion annual foodservice market that includes the North American foodservice, non-food and hotel amenity markets. The foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total food purchases made at the consumer level This share has grown from about 37% thirty years ago, since food purchases in the foodservice industry have grown more rapidly than food purchases in the retail grocery industry over most of that time period. Factors influencing this trend, and therefore SYSCO's growth, include increases in dual-worker and single-parent families; busier lifestyles; the general aging of the population; growing affluence; and the increasing demand for the variety, convenience and entertainment afforded by the proliferation of restaurants and other foodservice operations. Industry statisticians and demographers expect these general trends to continue, although they may not continue at the same pace.

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

     The company intends to continue to expand its market share and grow earnings through strategies which include:

          - Profitable sales growth: In addition to expansion through foldouts (new operating companies created in established markets previously served by other SYSCO operating companies) and a disciplined acquisition program, refining the use of customer purchasing potential and profitability data in targeting new customers, deepening relationships with existing customers, tailoring products and services and allocating associated resources by customer, and managing the profitability of, or exiting, low profit or unprofitable customers.

          - Brand management: Leveraging brand strength to grow sales and profitability while ensuring strict quality control processes and providing greater value to customers.

          - Productivity: Deploying the latest technology and leveraging best business practices to improve operating efficiencies and leverage expenses to sales growth.

          - Sales force effectiveness: Targeted recruiting, training and compensation of marketing associates. Expanding the business development and business review functions to further strengthen our marketing associate-customer relationships.

          - Supply chain optimization: Creating a more efficient and effective supply chain infrastructure through the national supply chain initiative.

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

     RESULTS OF OPERATIONS

     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

                                      39-Week Period Ended             13-Week Period Ended
                                 ------------------------------    ------------------------------
                                 Mar. 27, 2004    Mar. 29, 2003    Mar. 27, 2004    Mar. 29, 2003
                                 -------------    -------------    -------------    -------------
Sales                                    100.0%           100.0%           100.0%           100.0%
Costs and Expenses
        Cost of sales                     80.7             80.3             80.9             80.4
        Operating expenses                14.3             14.9             14.4             15.1
        Interest expense                   0.2              0.3              0.2              0.3
        Other, net                         0.0              0.0              0.0             (0.1)
                                         -----            -----            -----            -----
  Total costs and expenses                95.2             95.5             95.5             95.7
                                         -----            -----            -----            -----

  Earnings before income taxes             4.8              4.5              4.5              4.3
  Income taxes                             1.8              1.7              1.7              1.7
                                         -----            -----            -----            -----
  Net earnings                             3.0%             2.8%             2.8%             2.6%
                                         =====            =====            =====            =====

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

                                    % Increase (Decrease)
                              --------------------------------
                              39-Week Period    13-Week Period
                              --------------    --------------
Sales                                   10.6%              9.9%

Costs and Expenses
      Cost of sales                     11.1              10.5
      Operating expenses                 5.9               4.8
      Interest expense                  (3.5)            (13.9)
      Other, net                        18.5             (53.0)
                                        ----              ----
Total costs and expenses                10.3               9.5
                                        ----              ----

Earnings before income taxes            17.5              16.8
Income taxes                            18.2              17.5
                                        ----              ----
Net earnings                            17.0%             16.3%
                                        ====              ====

Basic earnings per share                18.3%             19.2%
Diluted earnings per share              17.3              15.4

Average shares outstanding              (1.2)             (1.1)
Diluted shares outstanding              (0.1)              0.8

     SALES Sales increased 10.6% during the first thirty-nine weeks and 9.9% in the third quarter of fiscal 2004 over the comparable periods of the prior year. This compares to sales increases of 12.5% during the first thirty-nine weeks and 13.8% in the third quarter of fiscal 2003 over the comparable prior year periods. Acquisitions contributed 1.0% to the overall sales growth rate for the first thirty-nine weeks of fiscal 2004 and 0.4% for the third quarter of fiscal 2004, as compared to 6.5% and 7.3%, respectively, for the comparable periods in the prior year. Also contributing to sales growth were estimated product cost increases, an internal measure of inflation, of 5.5% during the first thirty-nine weeks of fiscal 2004 and 5.2% during the third quarter of fiscal 2004 over the comparable periods in the prior year. The company estimated its product costs decreased by 0.8% during the first thirty-nine weeks of fiscal 2003 and increased by 0.8% during the third quarter of fiscal 2003 from the comparable periods in the prior year. SYSCO generally expects to pass product cost increases to its customers; however, the actual amount of inflation reflected as sales price increases is difficult to quantify.

     COST OF SALES Cost of sales increased 11.1% in the first thirty-nine weeks and 10.5% in the third quarter of fiscal 2004 over the comparable periods of the prior year. Management believes that cost of sales as a percentage to sales was impacted by several factors including change in customer mix, segment mix, product mix and inflation; however, the specific impact of each factor is difficult to quantify. Multi-unit customer sales in the Broadline segment, which traditionally yield lower gross margins and lower expenses than marketing associate-served sales, grew faster than sales to marketing associate-served sales over the comparable period in the prior year. Sales at the SYGMA and the Other segments, which traditionally have lower margins than the Broadline segment, grew faster than sales at the Broadline segment. In the area of product mix, meat sales continued to grow as a percentage of overall sales and also experienced a high rate of cost increases. Meat products typically generate higher prices and higher gross margin dollars per case. However, meat products result in lower gross margins as a percentage of sales. Therefore, increased sales of these products had the effect of decreasing overall gross margins as a percentage of sales even as gross margin dollars were maintained or increased. Product cost increases in substantially all product categories also had the impact of reducing gross margins as a percentage of sales as gross profit dollars are earned on a higher sales dollar base.

     OPERATING EXPENSES Operating expenses increased 5.9% in the first thirty-nine weeks and 4.8% in the third quarter of fiscal 2004 over the comparable periods of the prior year. Improved operating efficiencies as demonstrated by improving trends in key expense metrics tracked at the broadline operating companies including pieces sold per delivery, product line items sold per delivery, pieces per trip and pieces per error contributed to the decreases in operating expenses as a percentage to sales. Increases in product costs and the resulting increased average sales price per item also impacted expenses as a percentage to sales favorably as operating costs increased at a lower rate.

     Operating expenses were also favorably impacted by the recognition in income of $19,221,000 in the first thirty-nine weeks and $2,437,000 in the third quarter of fiscal 2004 to adjust the carrying value of life insurance assets to their cash surrender value as compared to the recognition of a loss of $13,156,000 and $3,271,000 in the comparable periods of fiscal 2003, respectively. Operating expenses were negatively impacted by the recognition of $85,675,000 in net pension cost in the first thirty-nine weeks and $28,559,000 in the third quarter of fiscal 2004 as compared to $56,316,000 and $17,971,000 in the comparable periods of fiscal 2003. In addition, operating expenses related to the national supply chain initiative were $20,684,000 in the first thirty-nine weeks and $3,392,000 in the third quarter of fiscal 2004 as compared to $14,252,000 and $4,454,000 in the comparable periods of fiscal 2003.

     OTHER, NET Other net income was $10,285,000 in the first thirty-nine weeks of fiscal 2004 and $1,250,000 in the third quarter of fiscal 2004. The company recognized a gain on the sale of a facility of approximately $5,700,000 in the second quarter of fiscal 2004.

     EARNINGS BEFORE INCOME TAXES AND NET EARNINGS Earnings before income taxes increased 17.5% for the first thirty-nine weeks and 16.8% for the third quarter of fiscal 2004 over the comparable periods of the prior year. Net earnings increased 17.0% for the first thirty-nine weeks and 16.3% for the third quarter of fiscal 2004 over the comparable periods of the prior year. These increases were due to the factors discussed above.

     EARNINGS PER SHARE Basic earnings per share increased 18.3% for the first thirty-nine weeks and 19.2% for the third quarter of fiscal 2004 over the comparable periods of the prior year. Diluted earnings per share increased 17.3% for the first thirty-nine weeks and 15.4% for the third quarter of fiscal 2004 over the comparable periods of the prior year. These increases were due to the factors discussed above.

     SEGMENT RESULTS

     The following table sets forth the change in the selected financial data of each of the company's reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Business Segment Information (Footnote No. 13) in the Notes to Consolidated Financial Statements:

                          % Increase (Decrease)
                  ------------------------------------------
                    39-Week Period         13-Week Period
                  ------------------     -------------------
                            Earnings               Earnings
                             before                 before
                  Sales      taxes       Sales      taxes
                  -----     --------     -----     --------
Broadline            8.6%      14.9%       7.6%         12.4%
SYGMA               20.1        3.1       22.4          (3.3)
Other               19.5       62.6       14.3         102.5

     The following table sets forth sales and earnings before income taxes of each of the company's reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information (Footnote No. 13) in the Notes to Consolidated Financial Statements:

                                                      % of Total
                                    -------------------------------------------------
                                       39-Week Period             13-Week Period
                                    -----------------------     ---------------------
                                                 Earnings                  Earnings
                                     Sales     before taxes     Sales    before taxes
                                    --------   ------------     -----    ------------
Broadline                               80.9%      99.8%         80.4%      99.2%
SYGMA                                   12.1        1.6          12.4        1.6
Other                                    8.1        5.4           8.2        6.3
Intersegment sales                      (1.1)        --          (1.0)        --
Unallocated corporate expenses            --       (6.8)           --       (7.1)
                                       -----      -----         -----      -----
Total                                  100.0%     100.0%        100.0%     100.0%
                                       =====      =====         =====      =====

     BROADLINE SEGMENT The Broadline segment sales increased 8.6% for the thirty-nine weeks and 7.6% for the third quarter of fiscal 2004 over the comparable periods of the prior year. Acquisitions contributed 0.3% to the overall sales growth rate for the first thirty-nine weeks and 0.0% percent for the third quarter of fiscal 2004. The sales increases were due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products and price increases resulting from higher product costs. These increases were reflected in increased sales to the company's existing customer base and to new customers. Marketing associate-served sales as a percentage of broadline sales in the U.S. decreased to 54.1% and 52.8% for the thirty-nine weeks and thirteen weeks ended March 27, 2004, respectively, as compared to 54.5% and 53.3%, respectively for the comparable prior year periods. This decrease was due to the increase in sales to multi-unit customers exceeding the increase in sales to marketing associate-served customers. The growth in sales to multi-unit customers is being fueled by strong sales of those multi-unit customers resulting in increased sales to existing locations and the addition of new locations. SYSCO Brand sales as a percentage of broadline sales in the U.S. increased to 48.9% and 48.7% for the thirty-nine weeks and thirteen weeks ended March 27, 2004, respectively, as compared to 48.8% and 48.4%, respectively for the comparable prior year periods.

     Earnings before taxes for the Broadline segment increased 14.9% for the thirty-nine weeks and 12.4% for third quarter of fiscal 2004 over the comparable periods of the prior year. These increases were primarily due to increases in sales and expense controls resulting in lower expenses as a percentage to sales.

     SYGMA SEGMENT SYGMA segment sales increased 20.1% for the thirty-nine weeks and 22.4% for the third quarter of fiscal 2004 over the comparable periods of the prior year. Acquisitions contributed 2.2% to the overall sales growth rate for the first thirty-nine weeks and 0.0% for the third quarter of fiscal 2004. The sales increases were primarily due to sales to new customers, sales growth in SYGMA's existing customer base related to new locations added by those customers as well as increases in sales to existing locations, price increases resulting from higher product costs and the acquisitions of Pronamic in October 2002 and the Denver operations of Marriott Distribution Services, Inc. in December 2002.

     Earnings before taxes for the SYGMA segment increased 3.1% for the thirty-nine weeks and decreased 3.3% for the third quarter of fiscal 2004 over the comparable periods of the prior year. In the third quarter of fiscal 2004, increased expenses were incurred related to implementation of new systems, severance payments related to certain personnel changes, costs related to worker's compensation insurance claims and pension costs.

     Beginning in March 2004 and continuing in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, SYGMA will discontinue servicing a portion of its largest customer's locations due to that customer's geographic supply chain realignment. SYGMA expects to offset these lost sales by obtaining additional locations from this customer and obtaining new business from other customers. In many cases, this new business will be served out of different SYGMA locations than those that served the business which was discontinued. As a result, in the third quarter of fiscal 2004, SYGMA incurred additional expenses including severance payments and equipment moving costs as it began to transition its operations to serve these new customers. SYGMA expects to incur similar expenses in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 as it continues to transition to serve these new customers. Any net lost sales and the related additional expenses are not expected to be material to SYSCO overall, and we expect SYGMA to continue to be a profitable segment.

     OTHER SEGMENTS Sales for the Other segments, which include the company's specialty businesses, increased 19.5% for the thirty-nine weeks and 14.3% for the third quarter of fiscal 2004 over the comparable periods of the prior year. Acquisitions contributed 7.3% to the overall sales growth rate for the first thirty-nine weeks and 4.6% for the third quarter of fiscal 2004. The sales increases were due to increased sales to the existing customer base, sales to new customers, price increases resulting from higher product costs, the acquisitions of Asian Foods, Inc. in October 2002 and the specialty meat-cutting division of Colorado Boxed Beef Company in April 2003 and increased intersegment sales to SYSCO Broadline companies.

     Earnings before taxes for the Other segments increased 62.6% for the thirty-nine weeks and 102.5% for the third quarter of fiscal 2004 over the comparable periods of the prior year. These increases were primarily due to increases in sales, margin enhancement and expense controls.

     LIQUIDITY AND CAPITAL RESOURCES

     The company generated $756,635,000 in net cash from operations for the thirty-nine week period ended March 27, 2004, compared with $884,495,000 for the comparable period in fiscal 2003. Cash flow from operations for the thirty-nine week period ended March 27, 2004 was negatively impacted by increases in accounts receivable balances of $85,195,000 and inventory balances of $134,750,000, offset by increases in accounts payable of $77,154,000. A contributor to the increase in accounts receivable balances was sales to multi-unit customers which represented a larger percentage of total SYSCO sales for March 2004 as compared to June 2003. This is due to normal sales patterns where sales to multi-unit customers as a group are traditionally higher in March as compared to June due to many educational facilities being closed in June. In addition, the growth in sales to multi-unit customers outpaced the growth in SYSCO's overall sales. Multi-unit customer payment terms are traditionally longer than the overall SYSCO average; thus, the increased sales to this group of customers caused the accounts receivable balances at March 27, 2004 to increase. The company showed improvements in its working capital cycle for the fiscal quarter ended March 27, 2004 as accounts receivable, inventory and accounts payable days sales outstanding and accounts payable leverage ratios all showed improvement as compared to the same period last year.

     The decrease in accrued expenses and other long-term liabilities of $60,333,000 for the thirty-nine weeks was primarily due to pension contributions of $164,012,000 during the thirty-nine week period ended March 27, 2004, as compared to $46,183,000 during the comparable prior year period. Pension contributions for the third quarter of fiscal 2004 were $81,374,000 as compared to $4,266,000 during the comparable prior year period. SYSCO does not expect to make significant additional contributions in fiscal 2004. Contributions in fiscal 2003 were $164,565,000.

     Taxes paid during the thirty-nine week period ended March 27, 2004 were $257,102,000 as compared to $36,734,000 during the comparable period in the prior year. The increase in taxes paid was due to the company's inclusion in taxable income for fiscal 2004 of supply chain distributions deferred in prior years. Fiscal year 2004 is the first period that these supply chain distributions are recognized in taxable income since the company began deferring these items for tax purposes as a result of the reorganization of its supply chain in fiscal year 2002.

     The company expects the net cash flow impact of the deferral of supply chain distributions in fiscal 2004 and beyond to be incrementally positive when compared to what would have been paid in taxes on an annual basis without the deferral. This is due to the company's expectations that its volume of purchases through this structure will continue to grow.

     Total capital expenditures in fiscal 2004 are expected to be approximately $500,000,000. Projected capital expenditures include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; and the national supply chain project. Expenditures in the thirty-nine week period ended March 27, 2004 related to the company's national supply chain project totaled $101,419,000 of which $80,735,000 was capitalized. Total expenditures on the project since inception are $182,629,000 of which $125,167,000 has been capitalized. The Northeast Redistribution Center is expected to be operational during fiscal 2005.

     During the thirty-nine week period ended March 27, 2004 a total of 13,805,400 shares were purchased at a cost of $508,963,000 as compared to 12,963,700 shares at a cost of $372,808,000 for the comparable period in fiscal 2003. An additional 242,300 shares at a cost of $9,394,000 have been purchased through April 24, 2004 resulting in 15,015,000 shares remaining available for repurchase as authorized by the Board as of that date.

     Dividends paid in the thirty-nine week period ended March 27, 2004 were $226,271,000, or $0.35 per share, as compared to $190,336,000, or $0.29 per share, in the comparable period of fiscal 2003. In February 2004, SYSCO declared its regular quarterly dividend for the fourth quarter of fiscal 2004, at $0.13 per share, which was paid in April 2004.

     Long-term debt to capitalization ratio was 38.5% at March 27, 2004, within the company's long-term 35% to 40% target range.

     In March 2004, SYSCO issued 4.60% notes totaling $200,000,000 due March 15, 2014 in a private offering. These notes, which were priced at 99.943% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper borrowings.

     As of March 27, 2004, SYSCO's borrowings under its commercial paper programs were $104,921,000. Such borrowings were $248,705,000 as of April 24, 2004. During the thirty-nine week period ended March 27, 2004, commercial paper and short-term bank borrowings ranged from approximately $73,102,000 to $478,114,000.

     Cash provided by operating activities, as supplemented by commercial paper and other bank borrowings, may, at the discretion of management, be applied towards investments in facilities, fleet and other equipment; cash dividends; acquisitions fitting within the company's overall growth strategy; and the share repurchase program. Management believes that the company's cash flows from operations, as well as the availability of additional capital under its existing commercial paper programs, bank lines of credit, debt shelf registration and its ability to access capital from financial markets in the future, will be sufficient to meet its cash requirements while maintaining proper liquidity for normal operating purposes.

     FORWARD-LOOKING STATEMENTS

     Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program; market risks; industry growth; the impact of ongoing legal proceedings; the timing, expected cost savings and other benefits of the national supply chain project, including the Northeast Redistribution Center; anticipated capital expenditures; the ability to increase market share and grow earnings; sales growth; growth strategies; the impact of discontinued business at the SYGMA segment and SYGMA's ability to offset such impact with additional business; and SYSCO's ability to meet its cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment; changing customer needs; SYSCO's leverage and debt risks; the successful completion of acquisitions and integration of acquired companies; the effect of competition on SYSCO and its customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management's allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies.

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

     SYSCO manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. In October 2003, SYSCO entered into $500 million aggregate notional amount of interest rate swaps as a fair value hedge against the 7.00% Senior Notes due May 2006, 7.25% Senior Notes due April 2007 and 6.10% Senior Notes due June 2012. The swaps effectively convert the fixed interest rate on each of the three series of notes into a floating rate of six-month LIBOR averaged over a six month period plus 461, 430 and 171 basis points, respectively. In March 2004, SYSCO terminated the $200 million aggregate notional amount swap which was a fair value hedge against the 6.10% Senior Notes due June 2012, leaving $300 million aggregate notional amount of interest rate swaps outstanding at March 27, 2004.

     At March 27, 2004, the company had a total of $435,921,000 in debt at variable rates of interest including commercial paper with maturities through June 28, 2004 and $300,000,000 in fixed rate debt swapped to floating rate as discussed above. The company's remaining debt obligations of $1,100,436,000 were at fixed rates of interest.

     In April 2004, subsequent to the company's third quarter end, SYSCO entered into an interest rate swap with $100 million aggregate notional amount as a fair value hedge against $100 million of the 4.60% Senior Notes due March 2014. The swap effectively converts the fixed rate on these notes into a floating rate of six-month LIBOR in arrears less 52 basis points.

     In May 2004, subsequent to the company's third quarter end, SYSCO entered into an interest rate swap with $100 million aggregate notional amount as a fair value hedge against the remaining $100 million of the 4.60% Senior Notes due March 2014. The swap effectively converts the fixed rate on these notes into a floating rate of six-month LIBOR in arrears less 72 basis points.

Item 4. Controls and Procedures

     As of March 27, 2004, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of March 27, 2004 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, the company's management noted that no changes occurred during the third quarter of fiscal 2004 that materially affected, or would be reasonably likely to materially affect, the company's internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                          (c) TOTAL NUMBER
                                                                              OF SHARES        (d) MAXIMUM NUMBER
                                                                          PURCHASED AS PART    OF SHARES THAT MAY
                                                          (b) AVERAGE        OF PUBLICLY        YET BE PURCHASED
                                     (a) TOTAL NUMBER      PRICE PAID     ANNOUNCED PLANS OR    UNDER THE PLANS OR
       PERIOD                       OF SHARES PURCHASED    PER SHARE          PROGRAMS              PROGRAMS
------------------------            -------------------   -----------    ------------------    -------------------
Month #1
December 28 - January 24                   529,900        $     36.52           529,900             22,239,600
Month #2
January 25 - February 21                 1,350,000              37.74         1,350,000             20,889,600
Month #3
February 22 - March 27                   5,631,800              39.15         5,631,800             15,257,800
                                         ---------        -----------         ---------             ----------
Total                                    7,511,700              38.71         7,511,700             15,257,800
                                         ---------        -----------         ---------             ----------

     The 2003 share repurchase program approved by the Board of Directors covered 20,000,000 shares and was announced on July 31, 2002. This program was completed during the third quarter of fiscal 2004.

     The 2004 share repurchase program approved by the Board of Directors covered 20,000,000 shares and was announced on September 12, 2003.

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

         3(e) Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

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

         *4(j) Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee.

         *15(a) Report from Ernst & Young LLP dated May 11, 2004, re: unaudited financial statements.

         *15(b)   Acknowledgment letter from Ernst & Young LLP.

         *31(a) CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         *31(b) CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         *32(a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *32(b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------

         * Filed herewith.

(b)  Reports on Form 8-K:

     1. On January 26, 2004, the company filed a current report on Form 8-K announcing under Items 7 and 12 thereof the results of its second quarter ended December 27, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SYSCO CORPORATION
                                    (Registrant)

                                    By  /s/ RICHARD J. SCHNIEDERS
                                         ---------------------------------------
                                          Richard J. Schnieders
                                          Chairman and Chief Executive Officer

Date: May 11, 2004

                                    By  /s/ JOHN K. STUBBLEFIELD, JR.
                                       -----------------------------------------
                                         John K. Stubblefield, Jr.
                                         Executive Vice President,
                                         Finance & Administration

Date: May 11, 2004

                                  EXHIBIT INDEX

 NO.                               DESCRIPTION
----        --------------------------------------------------------
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

3(e)        Certificate of Amendment to Restated Certificate of
            Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended
            December 27, 2003 (File No. 1-6544).

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

*4(j)       Seventh Supplemental Indenture, including form of Note, dated March
            5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank,
            National Association (formerly First Union National Bank of North
            Carolina), as Trustee.

*15(a) Report from Ernst & Young LLP dated May 11, 2004, re: unaudited financial statements.

*15(b)      Acknowledgment letter from Ernst & Young LLP.

*31(a) CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b) CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------------

* Filed herewith.