Form 10-K
period 2004-07-03
SYSCO CORP
filed 2004-09-16
CIK 96021

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



                 FOR THE FISCAL YEAR ENDED JULY 3, 2004



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

     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $23,542,540,000 at December 26, 2003 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 26, 2003, as reported by The Wall Street Journal (Southwest Edition)). At August 28, 2004, the registrant had issued and outstanding an aggregate of 639,345,528 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the company's 2004 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                     PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................      6
Item 3.   Legal Proceedings...........................................      7
Item 4.   Submission of Matters to a Vote of Security Holders.........      8

                                    PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........      8
Item 6.   Selected Financial Data.....................................     10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     11
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     27
Item 8.   Financial Statements and Supplementary Data.................     30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     65
Item 9A.  Controls and Procedures.....................................     65
Item 9B.  Other Information...........................................     65

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     65
Item 11.  Executive Compensation......................................     65
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................     65
Item 13.  Certain Relationships and Related Transactions..............     65
Item 14.  Principal Accountant Fees and Services......................     65

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     66
Signatures............................................................     71

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Sysco Corporation, acting through its subsidiaries and divisions (collectively referred to as "SYSCO" or the "company"), is the largest North American distributor of food and related products primarily to the foodservice or "food-prepared-away-from-home" industry. Founded in 1969, SYSCO provides its products and services to approximately 400,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

     SYSCO, which was formed when the stockholders of nine companies exchanged their stock for SYSCO common stock, commenced operations in March 1970. Since its formation, the company has grown from $115 million to over $29 billion in annual sales, both through internal expansion of existing operations and through acquisitions. Through the end of fiscal 2004, SYSCO had acquired 121 companies or divisions of companies.

     In May 2004, SYSCO acquired International Food Group, Inc., a distributor of foodservice products to quick-service restaurants in various international markets. In April 2004, SYSCO acquired Overton Distributors, Inc., a full-line fresh fruit and vegetable foodservice distributor, headquartered in Nashville, Tennessee with operations in Tennessee and North Carolina. In September 2003, SYSCO acquired certain assets of Luzo Foodservice Corporation, located in Bedford, Massachusetts. In September 2003, SYSCO acquired certain assets of the Stockton, California foodservice operations from Smart & Final, Inc.

     In May 2003, SYSCO acquired the paper and chemical products distributor Reed Distributors, Inc. located in Lewiston, Maine. In April 2003, SYSCO acquired the specialty meat-cutting division of the Colorado Boxed Beef Company and its affiliated broadline foodservice operation, J&B Foodservice located in Auburndale, Florida. In December 2002, SYSCO acquired certain assets of the Denver operations of Marriott Distribution Services, Inc., a wholly owned subsidiary of Marriott International, Inc. In November 2002, SYSCO acquired Asian Foods, Inc., a specialty distributor of products and services to the Asian cuisine foodservice market located in St. Paul, Minnesota and Kansas City, Missouri. In October 2002, SYSCO acquired the net assets of Pronamic the quick-service distribution division of priszm brandz. In October 2002, SYSCO acquired Abbott Foods, Inc., an independently owned broadline foodservice distributor located in Columbus, Ohio.

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

OPERATING SEGMENTS

     SYSCO provides food and related products to the foodservice or "food-prepared-away-from-home" industry. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," the company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to chain restaurant customer locations. "Other" financial information is attributable to the company's other segments, including the company's specialty produce, custom-cut meat, Asian cuisine foodservice and lodging industry products segments. The company's specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Specialty meat companies distribute custom-cut fresh steaks, other meat, seafood and poultry products. Our specialty Asian cuisine foodservice companies distribute a full line of food products and a wide variety of non-food products to restaurants serving Asian cuisine. Our lodging industry products company distributes personal care guest amenities, equipment, housekeeping supplies, room accessories and textiles to the lodging industry. The company's Canadian operations are not significant for geographical disclosure purposes.

CUSTOMERS AND PRODUCTS

     The foodservice industry consists of two major customer types -- "traditional" and "chain restaurant." Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO's chain restaurant customers include regional and national hamburger, sandwich, pizza, chicken, steak and other chain operations.

     Services to the company's traditional foodservice and chain restaurant customers are supported by similar physical facilities, vehicles, materials handling equipment and techniques, and administrative and operating staffs.

     Products distributed by the company include a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts, and a full line of canned and dry foods, fresh meats, imported specialties and fresh produce. The company also supplies a wide variety of non-food items, including paper products such as disposable napkins, plates and cups; tableware such as china and silverware; restaurant and kitchen equipment and supplies; and cleaning supplies. SYSCO's operating companies distribute both nationally-branded merchandise and products packaged under SYSCO's private brands.

     The company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to traditional customers. SYSCO's operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through the more than 13,500 sales and marketing representatives and support staff of SYSCO and its operating companies, SYSCO stays informed of the needs of its customers and acquaints them with new products and services. SYSCO's operating companies also provide ancillary services relating to foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers' businesses.

     No single customer accounted for as much as 10% of SYSCO's total sales for its fiscal year ended July 3, 2004. Approximately 3% of traditional foodservice sales during fiscal 2004 resulted from a process of competitive bidding.

     SYSCO's sales to chain restaurant customers consist of a variety of food products necessitated by the increasingly broad menus of chain restaurants. The company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. One chain restaurant customer (Wendy's International, Inc.) accounted for 5% of SYSCO's sales for its fiscal year ended July 3, 2004. Although this customer represents approximately 43% of the SYGMA segment sales, the company does not believe that the loss of this customer would have a material adverse effect on SYSCO as a whole.

     Based upon available information, the company estimates that sales by type of customer during the past three fiscal years were as follows:

TYPE OF CUSTOMER                                               2004     2003     2002
----------------                                              ------   ------   ------
Restaurants.................................................    64%      63%      63%
Hospitals and nursing homes.................................    10       10       10
Schools and colleges........................................     5        6        6
Hotels and motels...........................................     6        6        6
Other.......................................................    15       15       15
                                                               ---      ---      ---
  Totals....................................................   100%     100%     100%
                                                               ===      ===      ===

SOURCES OF SUPPLY

     SYSCO estimates that it purchases from thousands of independent sources, none of which individually accounts for more than 10% of the company's purchases. These sources of supply consist generally of large corporations selling brand name and private label merchandise and independent private label processors and packers. Generally, purchasing is carried out through centrally developed purchasing programs and direct purchasing programs established by the company's various operating companies. The company continually develops relationships with suppliers but has no material long-term purchase commitments with any supplier.

     In the second quarter of fiscal 2002, SYSCO began restructuring its supply chain. This National Supply Chain initiative, which reorganizes SYSCO's supply chain, involves the creation of the Baugh Supply Chain Cooperative that handles product procurement and the construction of regional distribution centers which will aggregate inventory demand to optimize the supply chain activities for certain products from all SYSCO operating companies in the region. This National Supply Chain initiative is expected to create a more efficient and effective supply chain infrastructure for SYSCO, its suppliers and its customers.

     The use of regional distribution centers is expected to result in lower costs of inventory, transportation, product handling and transaction processing in addition to lowering working capital and future facility expansion needs at the operating companies. Construction is underway on the first regional distribution center, the Northeast Redistribution Center located in Front Royal, Virginia. Expected to be operational in the third quarter of fiscal 2005, the center will receive and distribute food and related products to SYSCO's operating companies in the Northeast.

     The Baugh Supply Chain Cooperative, through its staff of 470 persons, administers a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of SYSCO Brand merchandise, as well as private label and national brand merchandise, encompassing substantially all product lines. The operating companies are all members of the cooperative and can choose to purchase product through the cooperative or directly from suppliers.

CORPORATE HEADQUARTERS' SERVICES

     SYSCO's corporate staff, consisting of approximately 700 persons, makes available a number of services to the company's operating companies. These persons possess experience and expertise in, among other areas, accounting and finance, cash management, information technology, employee benefits, engineering and insurance. The corporate office also makes available legal, marketing and tax compliance services as well as warehousing and distribution services, which provide assistance in space utilization, energy conservation, fleet management and work flow.

CAPITAL IMPROVEMENTS

     To maximize productivity and customer service, the company continues to construct and modernize its distribution facilities. During fiscal 2004, 2003 and 2002, approximately $530,086,000, $435,637,000 and

$416,393,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The company estimates its capital expenditures in fiscal 2005 should be in the range of $475,000,000 to $500,000,000. During the three years ended July 3, 2004, capital expenditures were financed primarily by internally generated funds, the company's commercial paper program and bank borrowings. The company expects to finance its fiscal 2005 capital expenditures from the same sources.

EMPLOYEES

     As of July 3, 2004, SYSCO and its operating companies had approximately 47,800 full-time employees, approximately 19% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally. Collective bargaining agreements covering approximately 21% of the company's union employees expire during fiscal 2005. SYSCO considers its labor relations to be satisfactory.

COMPETITION

     The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis. The company believes that, although price and customer contact are important considerations, the principal competitive factor in the foodservice industry is the ability to deliver a wide range of quality products and related services on a timely and dependable basis. Although SYSCO's share of the foodservice industry market in the United States and Canada was an estimated 14% as of July 3, 2004, SYSCO believes, based upon industry trade data, that its sales to the North American "food-prepared-away-from-home" industry were the highest of any foodservice distributor during fiscal 2004. While adequate industry statistics are not available, the company believes that in most instances its local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas.

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

     As of July 3, 2004, SYSCO and its operating companies operated 166 facilities throughout the United States and Canada, of which 150 were principal distribution facilities.

ITEM 2.  PROPERTIES

     The table below shows the number of distribution facilities and self-serve centers occupied by SYSCO in each state or province and the aggregate cubic footage devoted to cold and dry storage as of July 3, 2004.

                                          NUMBER OF    COLD STORAGE   DRY STORAGE
                                         FACILITIES     (THOUSANDS    (THOUSANDS    SEGMENTS
LOCATION                                 AND CENTERS   CUBIC FEET)    CUBIC FEET)   SERVED*
--------                                 -----------   ------------   -----------   --------
Alabama................................        2           2,886          2,393        BL
Alaska.................................        1             236            475        BL
Arizona................................        1           2,901          3,190        BL
Arkansas...............................        1           2,477          2,809        BL
California.............................       16          23,880         30,927     BL, S, O
Colorado...............................        4           5,106          5,434     BL, S, O
Connecticut............................        1           4,244          3,990        BL
District of Columbia...................        1             335             30        O
Florida................................       13          21,037         24,088     BL, S, O
Georgia................................        5           5,265          8,680     BL, S, O
Hawaii.................................        1              --            258        O
Idaho..................................        1             998          1,154        BL
Illinois...............................        4           3,838          9,639     BL, S, O
Indiana................................        2           2,995          1,822      BL, O
Iowa...................................        1           1,273          2,082        BL
Kansas.................................        1           4,003          3,894        BL
Kentucky...............................        1           2,330          2,648        BL
Louisiana..............................        1           2,577          3,254        BL
Maine..................................        1           1,507          2,121        BL
Maryland...............................        5           7,031          8,521      BL, O
Massachusetts..........................        2           5,762          7,481      BL, S
Michigan...............................        4           5,651          9,569     BL, S, O
Minnesota..............................        2           4,676          4,308      BL, O
Mississippi............................        1           2,125          2,690        BL
Missouri...............................        2           1,368          2,173      BL, O
Montana................................        1           3,288          2,538        BL
Nebraska...............................        1           1,712          2,108        BL
Nevada.................................        2           2,749          3,092      BL, O
New Jersey.............................        4           3,085         10,753      BL, O
New Mexico.............................        1           2,256          2,278        BL
New York...............................        5           7,433         10,436        BL
North Carolina.........................        6           4,782         10,179     BL, S, O
North Dakota...........................        1             525            584        BL
Ohio...................................        9           9,387         14,049     BL, S, O
Oklahoma...............................        2           3,235          4,315      BL, S
Oregon.................................        3           3,871          3,653     BL, S, O
Pennsylvania...........................        4           6,696          8,503      BL, S
South Carolina.........................        1           2,271          2,362        BL
South Dakota...........................        1               2            123        BL
Tennessee..............................        5           6,482          9,526      BL, O

                                          NUMBER OF    COLD STORAGE   DRY STORAGE
                                         FACILITIES     (THOUSANDS    (THOUSANDS    SEGMENTS
LOCATION                                 AND CENTERS   CUBIC FEET)    CUBIC FEET)   SERVED*
--------                                 -----------   ------------   -----------   --------
Texas..................................       13          19,702         22,352     BL, S, O
Utah...................................        1           3,600          3,690        BL
Virginia...............................        2           4,772          4,308        BL
Washington.............................        1           4,647          3,044        BL
Wisconsin..............................        3           7,128          5,902        BL
Alberta, Canada........................        3           4,380          4,375        BL
British Columbia, Canada...............        8           3,896          4,649      BL, O
Manitoba, Canada.......................        1           1,135            860        BL
New Brunswick, Canada..................        2           1,172          1,031        BL
Newfoundland, Canada...................        2             744            669        BL
Nova Scotia, Canada....................        1             735            704        BL
Ontario, Canada........................        7           8,014          8,989     BL, S, O
Quebec, Canada.........................        1             716          1,209        BL
Saskatchewan, Canada...................        1           1,271            750        BL
                                             ---         -------        -------
       Total...........................      166         234,187        290,661
                                             ===         =======        =======

---------------

* Segments served include Broadline (BL), SYGMA (S) and Other (O).

     SYSCO owns approximately 415,513,000 cubic feet of its distribution facilities and self-serve centers (or 79.2% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 2005 to fiscal 2023, exclusive of renewal options. Certain of the facilities owned by the company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $18,676,000 at July 3, 2004. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates to fiscal 2026.

     The company owns its approximately 188,000 square foot headquarters office complex in Houston, Texas and leases approximately 208,000 square feet of additional office space in Houston, Texas.

     Facilities in Rocky Hills, Connecticut; Halfmoon, New York; Jessup, Maryland; Harahan, Louisiana; Poway, California; and Kansas City, Missouri (which in the aggregate accounted for approximately 6.7% of fiscal 2004 sales) are operating near capacity and the company is currently constructing expansions or replacements for these distribution facilities. New distribution facilities are also under construction in Post Falls, Idaho and Chicago, Illinois. In addition, the company's first regional distribution center is under construction in Front Royal, Virginia.

     As of July 3, 2004, SYSCO's fleet of approximately 8,560 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The company owns approximately 86% of these vehicles and leases the remainder.

ITEM 3.  LEGAL PROCEEDINGS

     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal market for SYSCO's Common Stock (SYY) is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for SYSCO's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the periods indicated.

                                                      COMMON STOCK
                                                         PRICES
                                                     ---------------   DIVIDENDS DECLARED
                                                      HIGH     LOW         PER SHARE
                                                     ------   ------   ------------------
Fiscal 2003:
  First Quarter....................................  $31.37   $21.25         $0.09
  Second Quarter...................................   32.58    28.01          0.11
  Third Quarter....................................   30.89    22.90          0.11
  Fourth Quarter...................................   31.50    24.83          0.11
Fiscal 2004:
  First Quarter....................................  $34.24   $28.54         $0.11
  Second Quarter...................................   37.57    31.45          0.13
  Third Quarter....................................   41.27    35.33          0.13
  Fourth Quarter...................................   39.73    34.75          0.13

     The number of record owners of SYSCO's Common Stock as of August 28, 2004 was 15,293.

     In March 2004, 35,520 Dividend Access Shares, convertible on a one-for-one basis into SYSCO shares, were released to the former shareholders of North Douglas Distributors ("North Douglas") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of North Douglas in December 2000.

     In June 2004, 28,401 Dividend Access Shares, convertible on a one-for-one basis into SYSCO shares, were released to the former owners of HRI Supply, Ltd. ("HRI") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of HRI in May 2001.

     All of the above issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     In June 2004, 78,744 shares were issued to a former shareholder of Strano Foodservice ("Strano") upon the conversion of Dividend Access Shares issued in connection with SYSCO's acquisition of Strano in July 1996. The foregoing shares were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.

     SYSCO made the following share repurchases during the fourth quarter of fiscal 2004:

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                    (C) TOTAL NUMBER
                                                                   OF SHARES PURCHASED     (D) MAXIMUM NUMBER
                                                                       AS PART OF        OF SHARES THAT MAY YET
                          (A) TOTAL NUMBER     (B) AVERAGE PRICE   PUBLICLY ANNOUNCED      BE PURCHASED UNDER
PERIOD                   OF SHARES PURCHASED    PAID PER SHARE      PLANS OR PROGRAMS    THE PLANS OR PROGRAMS
------                   -------------------   -----------------   -------------------   ----------------------
Month #1
March 28 - April 24....         248,011             $38.78                242,300              15,015,500
Month #2
April 25 - May 22......       1,047,868              38.24              1,020,700              13,994,800
Month #3
May 23 - July 3........       1,462,234              36.89              1,385,900              12,608,900
                              ---------             ------              ---------              ----------
Total..................       2,758,113             $37.57              2,648,900              12,608,900
                              =========             ======              =========              ==========

     In the above table, the total number of shares purchased includes shares purchased as part of the publicly announced share repurchase program as well as shares tendered by individuals in connection with stock option exercises.

     On July 31, 2002, the company announced that the Board of Directors approved the repurchase of 20,000,000 shares, which was completed during the third quarter of fiscal 2004. On September 12, 2003, the company announced that the Board of Directors approved the repurchase of an additional 20,000,000 shares.

     In July 2004, the Board of Directors authorized the company to enter into agreements from time to time for the repurchase during company announced "blackout periods" of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act. The company has not yet entered into such an agreement.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            FISCAL YEAR
                                -------------------------------------------------------------------
                                   2004
                                (53 WEEKS)      2003(1)        2002         2001(2)     2000(2),(3)
                                -----------   -----------   -----------   -----------   -----------
                                               (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales.........................  $29,335,403   $26,140,337   $23,350,504   $21,784,497   $19,303,268
Earnings before income
  taxes.......................    1,475,144     1,260,387     1,100,870       966,655       737,608
Income taxes..................      567,930       482,099       421,083       369,746       283,979
                                -----------   -----------   -----------   -----------   -----------
Earnings before cumulative
  effect of accounting
  change......................      907,214       778,288       679,787       596,909       453,629
Cumulative effect of
  accounting change...........           --            --            --            --        (8,041)
                                -----------   -----------   -----------   -----------   -----------
Net earnings..................  $   907,214   $   778,288   $   679,787   $   596,909   $   445,588
                                ===========   ===========   ===========   ===========   ===========
Earnings before accounting
  change:
  Basic earnings per share....  $      1.41   $      1.20   $      1.03   $      0.90   $      0.69
  Diluted earnings per
     share....................         1.37          1.18          1.01          0.88          0.68
Cumulative effect of
  accounting change:
  Basic earnings per share....           --            --            --            --         (0.01)
  Diluted earnings per
     share....................           --            --            --            --         (0.01)
Net earnings:
  Basic earnings per share....         1.41          1.20          1.03          0.90          0.68
  Diluted earnings per
     share....................         1.37          1.18          1.01          0.88          0.67
Dividends declared per
  share.......................         0.50          0.42          0.34          0.27          0.23
Total assets..................    7,847,632     6,936,521     5,989,753     5,352,987     4,730,145
Capital expenditures..........      530,086       435,637       416,393       341,138       266,413
Long-term debt................  $ 1,231,493   $ 1,249,467   $ 1,176,307   $   961,421   $ 1,023,642
Shareholders' equity..........    2,564,506     2,197,531     2,132,519     2,100,535     1,721,584
                                -----------   -----------   -----------   -----------   -----------
Total capitalization..........  $ 3,795,999   $ 3,446,998   $ 3,308,826   $ 3,061,956   $ 2,745,226
                                ===========   ===========   ===========   ===========   ===========
Ratio of long-term debt to
  capitalization..............         32.4%         36.2%         35.6%         31.4%         37.3%

---------------

(1) SYSCO adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" effective at the beginning of fiscal 2003. As a result, the amortization of goodwill and intangibles with indefinite lives was discontinued.

(2) The per share data for fiscal 2001 and fiscal 2000 reflect the 2-for-1 stock split of December 15, 2000.

(3) In fiscal 2000, SYSCO recorded a one-time, after-tax, non-cash charge of $8,041 to comply with the required adoption of AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     Sales increased 12.2% in fiscal 2004 over fiscal 2003. Fiscal 2004 included 53 weeks which represented an additional week over the 52 weeks in fiscal 2003. This additional week represented an estimated 2.2% of the sales increase in fiscal 2004. Gross margins as a percent of sales for fiscal 2004 decreased from the prior year due to the impact of product cost increases and changes in customer mix, segment mix and product mix. Operating expenses as a percent of sales for fiscal 2004 decreased from the prior year due to operating efficiencies and operating costs increasing at lower rates than the sales price increases driven by product cost increases. Operating expenses were negatively impacted by increased net pension costs and expenses incurred in connection with the National Supply Chain project and were favorably impacted by gains recorded related to the cash surrender value of life insurance assets. Primarily as a result of these factors, net earnings increased 16.6% in fiscal 2004 over fiscal 2003. The earnings increases in fiscal 2004 over fiscal 2003 also include the impact of the additional week in fiscal 2004.

     The impact on our customers of a prolonged period of rising product costs, internally estimated at 6.3% for the fiscal year and 8.0% for the fourth quarter of fiscal 2004, has contributed to a softer foodservice market. Management believes that the softness in the foodservice market together with general economic conditions contributed to a slowing of sales growth for the company in the latter half of the fourth quarter of fiscal 2004 which is continuing in the first quarter of fiscal 2005. The company has renewed its focus on expense controls in fiscal 2005, including managing labor costs and productivity and ongoing benchmarking and sharing of best practices at the operating companies.

OVERVIEW

     SYSCO distributes food and related products to the foodservice industry, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. SYSCO's operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, Asian cuisine foodservice, hotel supply operations, SYGMA, the company's chain restaurant distribution subsidiary, and a company that distributes to internationally located chain restaurants.

     The company estimates that it serves more than 14% of an approximately $207 billion annual foodservice market that includes the North American foodservice, non-food and hotel amenity, furniture and textile markets. The foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total food purchases made at the consumer level. This share has grown from about 37% in 1972, since food purchases in the foodservice industry have grown more rapidly than food purchases in the retail grocery industry over most of that time period. Factors influencing this trend, and therefore SYSCO's growth, include increases in dual-worker and single-parent families; busier lifestyles; the general aging of the population; growing affluence; and the increasing demand for the variety, convenience and entertainment afforded by the proliferation of restaurants and other foodservice operations. Industry statisticians and demographers expect most of these general trends to continue, although they may not continue at the same pace.

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

     - Supply chain optimization: Creating a more efficient and effective supply chain infrastructure through the National Supply Chain project.

     The company's National Supply Chain project is intended to optimize the supply chain activities for certain products from SYSCO's operating companies in each respective region and as a result, reduce inventory and operating costs, working capital requirements and future facility expansion needs at SYSCO's operating companies while providing greater value to our suppliers and customers. The company expects to build from five to ten regional distribution centers over a period of ten years. The first regional distribution center in the Northeast is expected to be operational during the third quarter of fiscal 2005.

RESULTS OF OPERATIONS

     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

                                                              2004    2003    2002
                                                              -----   -----   -----
Sales.......................................................  100.0%  100.0%  100.0%
Costs and Expenses
  Cost of sales.............................................   80.7    80.3    80.2
  Operating expenses........................................   14.1    14.7    14.9
  Interest expense..........................................    0.2     0.2     0.2
  Other, net................................................    0.0     0.0     0.0
                                                              -----   -----   -----
Total costs and expenses....................................   95.0    95.2    95.3
                                                              -----   -----   -----
Earnings before income taxes................................    5.0     4.8     4.7
Income taxes................................................    1.9     1.8     1.8
                                                              -----   -----   -----
Net earnings................................................    3.1%    3.0%    2.9%
                                                              =====   =====   =====

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the prior year:

                                                              2004   2003
                                                              ----   -----
Sales.......................................................  12.2%   11.9%
Costs and Expenses
  Cost of sales.............................................  12.8    12.1
  Operating expenses........................................   7.9    10.6
  Interest expense..........................................  (3.3)   14.8
  Other, net................................................  48.1   197.6
                                                              ----   -----
Total costs and expenses....................................  12.0    11.8
                                                              ----   -----
Earnings before income taxes................................  17.0    14.5
Income taxes................................................  17.8    14.5
                                                              ----   -----
Net earnings................................................  16.6%   14.5%
                                                              ====   =====
Basic earnings per share....................................  17.5%   16.5%
Diluted earnings per share..................................  16.1    16.8
Average shares outstanding..................................  (1.2)   (1.7)
Diluted shares outstanding..................................   0.1    (1.8)

Sales

     Sales increased 12.2% in fiscal 2004 and 11.9% in fiscal 2003 over the prior years. The additional week contributed approximately 2.2% to the overall sales growth rate for fiscal 2004. Because the fourth quarter of fiscal 2004 contained an additional week as compared to fiscal 2003, sales growth for fiscal 2004 is not directly comparable to the prior year. In order to provide a more comparable picture of sales growth during fiscal 2004, management believes that it is appropriate to adjust the sales figures for fiscal 2004 by the estimated impact of the additional week. As a result, sales for fiscal 2004 presented in the table below are adjusted by one-fourteenth of total sales for the fourth quarter. Failure to make these adjustments might cause investors to overstate the amount of actual sales growth due to the additional week of sales included in fiscal 2004. Set forth below is a reconciliation of actual sales growth to adjusted sales growth for the periods presented:

                                                                   2004              2003
                                                              ---------------   ---------------
Sales for the 53/52 week periods............................  $29,335,403,000   $26,140,337,000
Estimated sales for the additional week.....................      581,358,000                --
                                                              ---------------   ---------------
Adjusted Sales..............................................  $28,754,045,000   $26,140,337,000
                                                              ===============   ===============
Actual percentage increase..................................             12.2%             11.9%
Adjusted percentage increase................................             10.0%             11.9%

Acquisitions contributed 0.9% to the overall sales growth rate for fiscal 2004 and 5.2% for fiscal 2003. Estimated product cost increases, an internal measure of inflation, were 6.3% during fiscal 2004 as compared to a flat rate during fiscal 2003. SYSCO generally expects to pass product cost increases to its customers; however, the actual amount of inflation reflected as sales price increases is difficult to quantify. Management believes that SYSCO's restaurant operator customers have experienced softness in their rate of sales growth as cost and price increases impact customer spending. Product cost increases in the fourth quarter of fiscal 2004 reached 8.0%. Management believes that the softness in the foodservice market together with general economic conditions contributed to a slowing of SYSCO's sales growth in the latter half of the fourth quarter of fiscal 2004 which is continuing in the first quarter of fiscal 2005.

     Industry sources estimate the total foodservice market experienced a real sales decline of approximately 0.7% in calendar year 2003 and real sales growth of 0.5% in calendar year 2002.

     A comparison of the sales mix in the principal product categories during the last three years is presented below:

                                                              2004   2003   2002
                                                              ----   ----   ----
Fresh and frozen meats......................................   19%    18%    18%
Canned and dry products.....................................   18     19     19
Frozen fruits, vegetables, bakery and other.................   14     14     13
Poultry.....................................................   11     10     10
Dairy products..............................................    9      9      9
Fresh produce...............................................    8      8      9
Paper and disposables.......................................    8      8      8
Seafood.....................................................    5      6      6
Beverage products...........................................    3      3      3
Equipment and smallwares....................................    2      2      2
Janitorial products.........................................    2      2      2
Medical supplies............................................    1      1      1
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     A comparison of sales by type of customer during the last three years is presented below:

                                                              2004   2003   2002
                                                              ----   ----   ----
Restaurants.................................................   64%    63%    63%
Hospitals and nursing homes.................................   10     10     10
Schools and colleges........................................    5      6      6
Hotels and motels...........................................    6      6      6
All other...................................................   15     15     15
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

Cost of Sales

     Cost of sales as a percentage of sales was 80.7% in fiscal 2004, 80.3% in fiscal 2003 and 80.2% in fiscal 2002. Management believes that cost of sales as a percentage of sales in fiscal 2004 was impacted by several factors, including product cost increases and changes in customer mix, segment mix and product mix; however, the specific impact of each factor is difficult to quantify. Product cost increases in substantially all product categories also had the impact of reducing gross margins as a percentage of sales, as gross profit dollars are earned on a higher sales dollar base. Dairy and meat products, which are especially affected by product cost increases since they are often sold on a cost-per-pound plus a fee basis rather than a percentage markup, experienced the highest rates of inflation. The result was a higher sales price but a lower gross margin as a percentage of sales even as gross margin dollars were maintained or even increased. Multi-unit customer sales in the Broadline segment, which traditionally yield lower gross margins and lower expenses than marketing associate-served customer sales, grew faster than sales to marketing associate-served customer sales. Sales at the SYGMA and the Other segments, which traditionally have lower margins than the Broadline segment, grew faster than sales at the Broadline segment. In the area of product mix, meat sales continued to grow as a percentage of overall sales and also experienced a high rate of cost increases. Meat products typically generate higher prices and higher gross margin dollars per case than the average of other products, but lower gross margins as a percentage of sales. Therefore, increased sales of these products had the effect of decreasing overall gross margins as a percentage of sales even as gross margin dollars were maintained or increased.

     The increase in cost of sales as a percentage of sales in fiscal 2003 was primarily a result of two factors. First, multi-unit sales growth was greater than marketing associate-served sales growth. Second, fresh-cut meat sales grew as a percentage of overall sales.

     In fiscal 2002, cost of sales was influenced by SYSCO's overall customer and product mix, economies realized in purchasing and increased sales of SYSCO Brand products.

Operating Expenses

     Operating expenses include the costs of warehousing and delivering products as well as selling, administrative and occupancy expenses. These expenses as a percent of sales were 14.1% for fiscal 2004, 14.7% for fiscal 2003 and 14.9% for fiscal 2002. Changes in the percentage relationship of operating expenses to sales result from an interplay of several factors, including improved efficiencies, customer mix, and product cost increases.

     The decrease in expenses as a percentage of sales in fiscal 2004 as compared to fiscal 2003 was attributable to several factors including improved operating efficiencies as demonstrated by improving trends in key expense metrics tracked at the broadline operating companies, including pieces sold per delivery, product line items sold per delivery, pieces per trip and pieces per error. Increases in product costs and the resulting increased average sales price per item also favorably impacted expenses as a percentage of sales as operating costs increased at a lower rate. Operating expenses were negatively impacted by increases in net pension costs of $39,944,000 and by increases in expenses related to the National Supply Chain project of $5,584,000 over fiscal 2003. Management estimates that the company will incur an additional $40,000,000 to $50,000,000 in expenses related to the National Supply Chain project in fiscal 2005 over what was incurred in fiscal 2004, including depreciation of the first redistribution center.

     Operating expenses were also favorably impacted by the recognition of income in fiscal 2004 of $19,124,000 to adjust the carrying value of life insurance assets to their cash surrender value. The gains in fiscal 2004 were recognized in the first 39 weeks with a modest loss of $97,000 in the fourth quarter of fiscal 2004. This contrasted with fiscal 2003 where a gain of $13,000,000 was recognized in the fourth quarter reversing the majority of prior losses recognized in the first 39 weeks and resulting in a net loss of $156,000 for the fiscal year.

     The company has renewed its focus on expense controls in fiscal 2005, including managing labor costs and productivity and ongoing benchmarking and sharing of best practices at the operating companies.

     The decrease in expenses as a percentage of sales in fiscal 2003 as compared to fiscal 2002 was primarily attributable to improved operating efficiencies, as demonstrated by improving trends in key expense metrics, including pieces sold per delivery and product line items sold per delivery. These operating expense improvements were partially offset by increases in net pension costs of $22,952,000 and by increases in expenses incurred in connection with the National Supply Chain project of $5,996,000 over fiscal 2002.

     Operating expenses in fiscal 2002 were negatively impacted by increases in marketing associate-served sales, for which higher expenses are incurred to serve these customers.

Interest Expense

     Interest expense decreased 3.3% in fiscal 2004 and increased 14.8% in fiscal 2003 over the prior years. The decrease in interest expense in fiscal 2004 was primarily due to lower borrowing rates offsetting moderately higher borrowing levels. The lower average borrowing rates of the company in fiscal 2004 were due to lower short-term market interest rates and the use of interest rate swaps which converted the fixed rates of interest on a portion of SYSCO's long term debt to lower variable rates of interest. The increase in interest expense in fiscal 2003 was primarily due to increased borrowings, partially offset by decreases in interest rate levels.

Other, Net

     Other, net was income of $12,365,000 in fiscal 2004, $8,347,000 in fiscal 2003 and $2,805,000 in fiscal 2002. Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities.

Earnings Before Income Taxes

     Earnings before income taxes increased 17.0% in fiscal 2004 and 14.5% in fiscal 2003 over the prior years. The increases were due to the factors discussed above. The additional week also contributed to the earnings growth in fiscal 2004.

Provision for Income Taxes

     The effective tax rate was 38.50% in fiscal 2004 and 38.25% in fiscal 2003 and 2002.

Net Earnings

     Fiscal 2004 represents the twenty-eighth consecutive year of increased earnings before the cumulative effect of accounting changes. Net earnings increased 16.6% in fiscal 2004 and 14.5% in fiscal 2003 over the prior periods. The increases were due to the factors discussed above.

Return on Average Shareholders' Equity

     The return on average shareholders' equity was approximately 39% in fiscal 2004, 36% in fiscal 2003 and 31% in fiscal 2002. The increase in net earnings and share repurchases in fiscal 2004, reduced by the reversal of a portion of minimum pension liability, contributed to the increase in fiscal 2004. Since its inception, SYSCO has averaged approximately 19% return on average shareholders' equity.

SEGMENT RESULTS

     The following table sets forth the change in the selected financial data of each of the company's reportable segments expressed as a percentage increase over the prior year and should be read in conjunction with Business Segment Information in the Notes to Consolidated Financial Statements:

                                                         2004                   2003
                                                 --------------------   --------------------
                                                           EARNINGS               EARNINGS
                                                 SALES   BEFORE TAXES   SALES   BEFORE TAXES
                                                 -----   ------------   -----   ------------
Broadline......................................  10.4%       14.4%      12.1%       12.8%
SYGMA..........................................  21.7         7.2        9.2         3.4
Other..........................................  19.0        55.4       17.3         4.8

     The following table sets forth sales and earnings before taxes of each of the company's reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information in the Notes to Consolidated Financial Statements:

                                    2004                   2003                   2002
                            --------------------   --------------------   --------------------
                                      EARNINGS               EARNINGS               EARNINGS
                            SALES   BEFORE TAXES   SALES   BEFORE TAXES   SALES   BEFORE TAXES
                            -----   ------------   -----   ------------   -----   ------------
Broadline.................   80.9%      99.0%       82.2%     101.2%       82.1%     102.7%
SYGMA.....................   12.1        1.7        11.2        1.9        11.4        2.1
Other.....................    8.1        5.4         7.7        4.1         7.3        4.4
Intersegment sales........   (1.1)        --        (1.1)        --        (0.8)        --
Unallocated corporate
  expenses................     --       (6.1)         --       (7.2)         --       (9.2)
                            -----      -----       -----      -----       -----      -----
Total.....................  100.0%     100.0%      100.0%     100.0%      100.0%     100.0%
                            =====      =====       =====      =====       =====      =====

Broadline Segment

     Broadline segment sales increased 10.4% in fiscal 2004 and 12.1% in fiscal 2003 over the prior years. Acquisitions contributed 0.2% to the overall sales growth rate for fiscal 2004 and 5.6% in fiscal 2003. The fiscal 2004 sales growth was due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products, and price increases resulting from higher product costs. The additional week also contributed to the sales growth in fiscal 2004. The fiscal 2003 sales growth was due primarily to increased sales to marketing associate-served and multi-unit customers, including increased sales of SYSCO Brand products, as well as the acquisition of a Canadian broadline foodservice operation. The sales growth in both years was obtained through increased sales to the existing customer base as well as the acquisition of new customers. Broadline segment sales as a percentage of total SYSCO sales were 80.9% in fiscal 2004, 82.2% in fiscal 2003 and 82.1% in fiscal 2002. The decrease in fiscal 2004 was due primarily to strong sales growth in the custom-cut meat, SYGMA and lodging industry product segments outpacing the broadline sales growth, as well as the acquisition of the Asian cuisine foodservice operations during fiscal 2003. The increase in fiscal 2003 was due primarily to the acquisition of a Canadian broadline foodservice operation.

     Marketing associate-served sales as a percentage of broadline sales in the U.S. decreased to 54.3% in fiscal 2004 as compared to 54.6% in fiscal 2003. The decrease in fiscal 2004 was due to the rate of sales increase to multi-unit customers exceeding the rate of sales increase to marketing associate-served customers. The growth in sales to multi-unit customers was fueled by increased sales to existing locations and the addition of new locations. SYSCO Brand sales as a percentage of broadline sales in the U.S. increased to 49.1% for fiscal 2004 as compared to 48.7% in fiscal 2003.

     Earnings before income taxes for the Broadline segment increased 14.4% in fiscal 2004 and 12.8% in fiscal 2003 over the prior years. The increase in earnings before income taxes for fiscal year 2004 was primarily due to increased sales and reduced expenses as a percentage of sales, which more than offset reduced margins as a percentage of sales. Reduced expenses as a percentage of sales is attributable to several factors including improved operating efficiencies. The decrease in margins and expenses as a percentage of sales was also impacted by increases in product costs and the resulting increase in the average sales price per item. The additional week also contributed to the earnings growth in fiscal 2004. The increases in earnings before income taxes for fiscal years 2003 and 2002 were primarily due to increases in sales and lower expenses as a percentage of sales.

SYGMA Segment

     SYGMA segment sales increased 21.7% in fiscal 2004 and 9.2% in fiscal 2003 over the prior years. Acquisitions contributed 1.9% to the overall sales growth rate for fiscal 2004 and 2.8% in fiscal 2003. The fiscal 2004 sales growth was due primarily to sales to new customers, sales growth in SYGMA's existing customer base related to new locations added by those customers, as well as increases in sales to existing locations, price increases resulting from higher product costs and sales from acquisitions. The additional week also contributed to the sales growth in fiscal 2004. The fiscal 2003 sales growth was primarily due to sales growth in SYGMA's existing customer base as well as the acquisition of two quickservice operations. SYGMA segment sales as a percentage of total SYSCO sales were 12.1% in fiscal 2004, 11.2% in fiscal 2003 and 11.4% in fiscal 2002.

     Earnings before income taxes for the SYGMA segment increased 7.2% in fiscal 2004 and 3.4% in fiscal 2003 over the prior years. The increase in fiscal 2004 was primarily due to the increased sales offset by increased expenses incurred related to implementation of new systems, severance payments related to certain personnel changes, costs related to worker's compensation insurance claims and pension costs. The additional week also contributed to the earnings growth in fiscal 2004. The increase in fiscal 2003 was primarily due to increased sales.

     During fiscal 2004 and continuing in the first quarter of fiscal 2005, SYGMA is discontinuing servicing a portion of its largest customer's locations due to that customer's geographic supply chain realignment. SYGMA expects to offset these lost sales by obtaining sales from additional locations from this customer and obtaining new business from other customers. In many cases, this new business will be served out of different SYGMA locations than those that served the business that was discontinued. As a result, during fiscal 2004, SYGMA incurred additional expenses including severance payments and equipment moving costs as it transitioned its operations to serve these new customers. SYGMA expects to incur similar expenses during the first and second quarter of fiscal 2005 as it continues to transition to serve these new customers. Any net lost sales and the related additional expenses are not expected to be material to SYSCO overall, and we expect SYGMA to continue to be a profitable segment.

Other Segments

     Other segment sales increased 19.0% in fiscal 2004 and 17.3% in fiscal 2003 over the prior years. Acquisitions contributed 6.2% to the overall sales growth rate for fiscal 2004 and 4.9% in fiscal 2003. The increase in fiscal 2004 was primarily attributable to increased sales to the existing customer base, sales to new customers, price increases resulting from higher product costs and sales from acquisitions. The additional week also contributed to the sales growth in fiscal 2004. The increase in fiscal 2003 was primarily attributable to sales growth in our custom meat-cutting operations as well as the timing of acquisitions made during the year. Other segment sales as a percentage of total SYSCO sales were 8.1% in fiscal 2004, 7.7% in fiscal 2003 and 7.3% in fiscal 2002.

     Earnings before income taxes for the Other segment increased 55.4% in fiscal 2004 and 4.8% in fiscal 2003 over the prior years. The increase in fiscal 2004 was primarily due to increases in sales, acquisitions and reduced expenses as a percentage of sales, which more than offset reduced gross margins as a percentage of sales. The additional week also contributed to the earnings growth in fiscal 2004. The increase in fiscal 2003 was due primarily to acquisitions, increased earnings from increased gross margins and operating efficiencies at our specialty produce operations, and increased earnings from increased sales and gross margins at the company's specialty lodging industry products operations. These were offset by expenses incurred on a start-up operation supplying the health care industry and decreased earnings at the company's specialty meat-cutting operations.

LIQUIDITY AND CAPITAL RESOURCES

     SYSCO provides marketing and distribution services to foodservice customers primarily throughout the United States and Canada. The company intends to continue to expand its market share through profitable sales growth, foldouts and acquisitions. The company also strives to increase the effectiveness of its marketing associates, its consolidated buying programs and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO's resources include cash provided by operations and access to capital from financial markets.

     SYSCO's operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers' needs; cash dividends; and acquisitions compatible with the company's overall growth strategy. Any remaining cash generated from operations may, at the discretion of management, be applied toward a portion of the cost of the share repurchase program, while the remainder of the cost may be financed with additional long-term debt. SYSCO's share repurchase program is used primarily to offset shares issued under various employee benefit and compensation plans, for acquisitions, to reduce shares outstanding, which may have the net effect of increasing earnings per share, and to aid in managing the ratio of long-term debt to total capitalization. Management targets a long-term debt to total capitalization ratio between 35% and 40%. The ratio may exceed the target range from time to time, due to borrowings incurred in order to fund acquisitions and internal growth opportunities, and due to fluctuations in the timing and amount of share repurchases. The ratio also may fall below the target range due to strong cash flow from operations and fluctuations in the timing and amount of share repurchases. This ratio was 32.4% and 36.2% at July 3, 2004 and June 28, 2003, respectively. The reversal of a portion of the minimum pension liability adjustments in other comprehensive income contributed to the decrease in the ratio at July 3, 2004.

     The company generated net cash from operations of $1,189,522,000 in fiscal 2004, $1,372,840,000 in fiscal 2003, and $1,084,980,000 in fiscal 2002. Several factors contributed to the decrease in cash flow from operations in fiscal 2004. During the second quarter of fiscal 2002, the company began reorganizing its supply chain to maximize consolidated efficiencies and increase the effectiveness of the merchandising and procurement functions performed for the benefit of customers. The structure results in the deferral of certain federal and state income tax payments, as supply chain distributions are not included in taxable income until distributed in periods subsequent to when they are recognized in book income. Fiscal 2004 is the first period that supply chain distributions were included in taxable income since the company began deferring these items for tax purposes in fiscal 2002. As a result of the impact of these items and other temporary differences, including the utilization of U.S. federal net operating loss carryforwards, excess tax depreciation and pension contributions, taxes paid during fiscal 2004 increased to $344,414,000 as compared to $28,747,000 in fiscal 2003. The company expects the net cash flow impact of deferrals in fiscal 2005 and beyond to be incrementally positive when compared to what would have been paid on an annual basis without the deferral, due to the company's belief that its volume through the new structure will continue to grow.

     Cash flow from operations for fiscal 2004 was negatively impacted by increases in accounts receivable and inventory balances, partially offset by increases in accounts payable balances and increases in accrued expenses and other liabilities. Increased sales volumes over the prior periods partially contributed to the increase in accounts receivable balances. SYSCO has also experienced sales increases with multi-unit customers that have outpaced the sales increases from marketing associate-served customers. Multi-unit customers' payment terms are traditionally longer than the SYSCO average. Inventory levels also increased over prior year levels, partially due to the increased sales volumes. In addition, inventory levels at the end of fiscal 2004, measured as a function of average days sales outstanding, exceeded the levels at the end of fiscal 2003, which in turn were lower than those at the end of fiscal 2002. This relative increase in inventory levels negatively impacted cash flow from operations for fiscal 2004. The increase in accounts payable balances was partially due to the increased inventory balances but was also negatively impacted by decreases in accounts payable days outstanding over the prior periods. A significant reason for the decrease in accrued expenses and other long-term liabilities in fiscal 2003 was the increase in pension contributions from $83,136,000 in fiscal 2002 to $164,565,000 in fiscal 2003. Pension contributions in fiscal 2004 were $165,512,000. The company anticipates pension contributions in fiscal 2005 will be approximately $86,294,000.

     Cash used for investing activities was $683,811,000 in fiscal 2004, $681,825,000 in fiscal 2003, and $662,300,000 in fiscal 2002. Expenditures for facilities, fleet and other equipment were $530,086,000 in fiscal 2004, $435,637,000 in fiscal 2003, and $416,393,000 in fiscal 2002. Fiscal 2004 capital expenditures included the construction of fold-out facilities in Oxnard, California and Fargo, North Dakota, replacement or significant expansion of facilities in Billings, Montana; Cleveland, Ohio; Jacksonville, Florida; Miami, Florida; and San Antonio, Texas, and continued expenditures related to the National Supply Chain project. The capital expenditures in fiscal 2003 included the construction of fold-out facilities in Las Vegas, Nevada and Oxnard, California, replacement facilities in Cleveland, Ohio; Dallas, Texas; and Miami, Florida and the Northeast Redistribution Center in Front Royal, Virginia (first phase of the National Supply Chain project). Fiscal 2002 expenditures included construction of fold-out facilities located in Sacramento, California; Columbia, South Carolina; and Las Vegas, Nevada, as well as costs incurred on the construction or expansion of facilities in Dallas, Texas; Norman, Oklahoma; Baraboo, Wisconsin; and Jersey City, New Jersey. Total expenditures in fiscal 2005 are expected to decrease slightly to the range of $475,000,000 to $500,000,000 due to completion of several major replacements and fold-outs in fiscal 2004. Fiscal 2005 expenditures will include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the company's National Supply Chain project; and investments in technology. Cash expenditures for acquisitions of businesses were $79,247,000 in fiscal 2004, $209,010,000 in fiscal 2003 and $234,618,000 in fiscal 2002.

     The National Supply Chain project is expected to create a more efficient and effective supply chain infrastructure for SYSCO, its suppliers and its customers. The project entails the implementation of regional distribution centers, which will aggregate inventory demand to optimize the supply chain activities for certain products from all SYSCO operating companies in the region. The project is expected to achieve lower costs of inventory, transportation, product handling and transaction processing in addition to lowering working capital and future facility expansion needs at the operating companies. The Northeast Redistribution Center is expected to be operational in the third quarter of fiscal 2005. The center will receive and distribute food and food-related products to SYSCO operating companies in the Northeast, creating benefits for customers and suppliers, as well as for SYSCO. Fiscal 2004 capital expenditures related to the National Supply Chain project were $107,822,000, bringing the total amount of capital expenditures on the project since inception to $152,254,000.

     Cash used for financing activities was $641,851,000 in fiscal 2004, $550,528,000 in fiscal 2003, and $359,984,000 in fiscal 2002. In July 2002, the
Board authorized the repurchase of an additional 20,000,000 shares, which was completed during fiscal 2004. In September 2003, the Board authorized the repurchase of an additional 20,000,000 shares. The number of shares acquired and their cost during the past three fiscal years was 16,454,300 shares for $608,506,000 in fiscal 2004, 16,500,000 shares for $478,471,000 in fiscal 2003, and 18,000,000 shares for $473,558,000 in fiscal 2002. An additional 670,000 shares have been purchased at a cost of $22,770,000 through August 20, 2004, resulting in 11,938,900 shares remaining available for repurchase as authorized by the Board as of that date.

     Dividends paid were $309,540,000 in fiscal 2004, $261,854,000 in fiscal 2003, and $213,275,000 in fiscal 2002. SYSCO began paying the current quarterly dividend rate of $0.13 per share in January 2004, an increase from the $0.11 per share that became effective in January 2003. In May 2004, SYSCO declared its regular quarterly dividend for the first quarter of fiscal 2005 of $0.13 per share, which was paid in July 2004. In September 2004, SYSCO also declared its regular quarterly dividend for the second quarter of fiscal 2005 of $0.13 per share, payable in October 2004.

     In November 2000, the company filed with the Securities and Exchange Commission a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 20, 2004, 29,447,835 shares remained available for issuance under this registration statement.

     In June 1998, the company filed with the Securities and Exchange Commission a shelf registration statement covering $500,000,000 in debt securities. As of August 20, 2004, there was $425,000,000 in principal amount outstanding under the registration statement, leaving $75,000,000 available for issuance.

     In March 2004, SYSCO issued 4.60% notes totaling $200,000,000 due March 15, 2014 in a private offering. Proceeds from the notes were utilized to retire commercial paper borrowings. The fixed rate of interest on these notes was effectively converted to variable rates of interest through the interest rate swap agreements entered into in April and May of 2004.

     SYSCO has uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding as of July 3, 2004 and $17,000,000 was outstanding as of August 20, 2004.

     SYSCO has a commercial paper program in the United States which is supported by a bank credit facility in the amount of $450,000,000, maturing in fiscal 2008. SYSCO also has a commercial paper program in Canada which is supported by a bank credit facility in the amount of CAD $100,000,000, maturing in fiscal 2005. During fiscal 2004, 2003 and 2002, aggregate commercial paper and short-term bank borrowings ranged from approximately $73,102,000 to $478,114,000, $55,813,000 to $495,703,000, and $51,472,000 to $538,362,000,
respectively. Commercial paper borrowings were $73,834,000 as of July 3, 2004 and $48,503,000 as of August 20, 2004. The company intends to settle outstanding commercial paper borrowings when they come due by issuing additional debt or retiring them utilizing cash generated from operations.

     Total debt at July 3, 2004 was $1,468,160,000, of which approximately 60% was at fixed rates averaging 5.2% and the remainder was at floating rates averaging 4.0%, as adjusted for the effect of the interest rate swaps outstanding as of July 3, 2004. SYSCO continues to have borrowing capacity available and alternative financing arrangements are evaluated as appropriate.

     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of July 3, 2004 and June 28, 2003, letters of credit outstanding were $11,001,000 and $14,610,000, respectively.

     In summary, SYSCO believes that through continual monitoring and management of assets, together with the availability of additional capital in the financial markets, it will meet its cash requirements while maintaining proper liquidity for normal operating purposes.

CONTRACTUAL OBLIGATIONS

     The following table sets forth certain information concerning SYSCO's obligations and commitments to make contractual future payments:

                                                             PAYMENTS DUE BY PERIOD
                                          ------------------------------------------------------------
                                             TOTAL                                              OVER
                                          OBLIGATIONS    0-1 YEAR     1-3 YEARS   3-5 YEARS   5 YEARS
                                          -----------   -----------   ---------   ---------   --------
                                                                 (IN THOUSANDS)
Short-term debt and commercial paper....  $   73,834     $ 73,834     $     --     $    --    $     --
Long-term debt..........................   1,363,193      157,845      511,738       3,578     690,032
Capital lease obligations...............      31,133        4,988        5,936       1,756      18,453
Long-term non-capitalized leases........     257,083       56,750       80,934      43,854      75,545
Deferred compensation...................      73,159        4,383        9,405       7,174      52,197
Purchase obligations....................     637,179      637,179           --          --          --
                                          ----------     --------     --------     -------    --------
Total contractual cash obligations......  $2,435,581     $934,979     $608,013     $56,362    $836,227
                                          ==========     ========     ========     =======    ========

     The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods. For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed. Such amounts included in the table above are based on estimates.

     Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 3, 2004 included approximately 1,273,000 shares of SYSCO's common stock and $61,614,000 in cash. These amounts are not included in the table above.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses in the accompanying financial statements. Significant accounting policies employed by SYSCO are presented in the notes to the financial statements.

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

Allowance for Doubtful Accounts

     SYSCO evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where the company is aware of a specific customer's inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on analysis of historical trends of write-offs and recoveries. The company utilizes specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. If the financial condition of SYSCO's customers were to deteriorate, additional allowances may be required.

Self-Insurance Program

     SYSCO maintains a self-insurance program covering portions of workers' compensation, group medical, general liability and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. In an attempt to mitigate the risks of workers' compensation, vehicle and general liability claims, safety procedures and awareness programs have been implemented.

Pension Plans

     SYSCO maintains defined benefit and defined contribution retirement plans for its employees. The company also contributes to various multi-employer plans under collective bargaining agreements. SYSCO maintains a qualified retirement plan (Retirement Plan) for its employees which pays benefits to employees at retirement, using formulas based on a participant's years of service and compensation. SYSCO also maintains a non-qualified, unfunded Supplemental Executive Retirement Plan (SERP) which provides additional retirement benefits to certain key employees. In order to meet its obligations under the SERP, the company maintains life insurance policies on the lives of participants. SYSCO is the sole owner and beneficiary of such policies, which are excluded from plan assets in arriving at prepaid (accrued) benefit cost. Cash surrender values of such policies were $87,104,000 at July 3, 2004 and $74,730,000 at June 28, 2003.

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

     For guidance in determining the discount rate, SYSCO refers to rates of return on high-quality fixed-income investments, including, among other items, Moody's long-term AA corporate bond yields. The discount rate utilized by SYSCO was 6.25% and 6.00% as of July 3, 2004 and June 28, 2003, respectively. The discount rate assumption is reviewed annually and revised as deemed appropriate, as it was at July 3, 2004, when the discount rate was increased to 6.25% from 6.00% and at June 28, 2003 when the discount rate was reduced to 6.00% from 7.25%.

     The discount rate assumption utilized impacts the recorded amount of net pension costs. The 1.25% decrease in the discount rate used at June 28, 2003 increased SYSCO's net pension costs for fiscal 2004 by approximately $37,000,000. The increase in the discount rate of 0.25% at July 3, 2004 will decrease SYSCO's net pension costs for fiscal 2005 by approximately $9,500,000.

     SYSCO looks to actual plan experience in determining the rates of increase in compensation levels. SYSCO used a plan specific age-related set of rates (equivalent to a single rate of 5.89%) for the Retirement Plan, as of July 3, 2004 and June 28, 2003. The SERP assumes annual salary increases of 10% through fiscal 2007 and 7% thereafter as of July 3, 2004 and annual salary increases of 8% through fiscal 2005 and 7% thereafter as of June 28, 2003.

     The expected long-term rate of return on plan assets of the Retirement Plan was 9.00% and 9.50% as of July 3, 2004 and June 28, 2003, respectively. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 10.6%, 8.5%, 3.6% and 21.9% over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2003, respectively. In addition, in nine of the last fifteen years, the actual return on plan assets has exceeded 9.00%. The rate of return assumption is reviewed annually and revised as deemed appropriate, as it was for fiscal 2004 when the expected return was reduced to 9.00% from 9.50%.

     The expected return on plan assets impacts the recorded amount of net pension costs. The 0.50% decrease in the assumed rate of return in fiscal 2004 increased SYSCO's net pension costs for fiscal 2004 by approximately $3,400,000. A 1.0% increase (decrease) in the assumed rate of return for fiscal 2005 would decrease (increase) SYSCO's net pension costs for fiscal 2005 by approximately $9,200,000.

     Minimum pension liability adjustments are recorded so that the recorded pension liability is at least equal to the accumulated benefit obligation. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase (or decrease) in the pension liability and an offsetting charge to shareholders' equity, net of tax, through comprehensive income (or loss).

     During fiscal 2004, a minimum pension liability adjustment of $266,075,000 was recorded as a debit to the company's net pension balance as of July 3, 2004. Of this adjustment, $267,535,000 was recorded to reverse all minimum pension liability adjustments recorded in prior years related to the Retirement Plan. At July 3, 2004, the fair value of plan assets of the Retirement Plan exceeded the accumulated benefit obligation, eliminating the need for a minimum pension liability adjustment. The change in the company's funded position related to the Retirement Plan was due primarily to the better than expected return on plan assets in fiscal 2004 of approximately $111,127,000 as compared to an expected return of approximately $61,148,000, voluntary contribution to the qualified pension trust in fiscal 2004 of $160,000,000 and the increase in the discount rate at July 3, 2004 to 6.25%. At July 3, 2004, the accumulated benefit obligation of the SERP continued to exceed the fair value of plan assets and required an additional minimum pension liability adjustment of $1,460,000 during fiscal 2004 to increase the accrued pension cost related to the SERP.

     During fiscal 2003, a minimum pension liability adjustment of $193,819,000 was recorded as a credit to the company's net pension balance as of June 28, 2003. This adjustment was due to the company's accumulated benefit obligations exceeding the fair value of plan assets for both the Retirement Plan and the SERP and was due to lower than expected returns on plan assets and the decrease in the discount rate at June 28, 2003 to 6.00%.

     Amounts reflected in accumulated other comprehensive income (loss) related to minimum pension liability, net of tax, were ($20,733,000) as of July 3, 2004, and ($185,118,000) as of June 28, 2003.

     The company's prepaid pension cost prior to the recognition of the additional minimum pension liability was $142,620,000 and $91,340,000 at July 3, 2004 and June 28, 2003, respectively. Included in arriving at accrued benefit cost as of July 3, 2004 and June 28, 2003, respectively, are $454,468,000 and $493,829,000 in deferred net actuarial losses resulting from the variance of actual experience from that projected by actuarial assumptions. A portion of this unrecognized loss is amortized and recognized in accordance with SFAS No. 87 in net pension costs over time.

     The company recognized net pension costs of $114,232,000, net of an expected asset return of $61,148,000, $74,288,000, net of an expected asset return of $46,462,000, and $51,336,000, net of an expected asset return of $43,053,000 for fiscal years 2004, 2003 and 2002, respectively. Changes in the assumptions together with the normal growth of the plan and the impact of actuarial losses from prior periods, increased net pension costs $39,944,000 in fiscal 2004 and is expected to decrease net pension costs in fiscal 2005 by approximately $7,374,000.

     The company made cash contributions to its pension plans of $165,512,000 and $164,565,000 in fiscal years 2004 and 2003, respectively, including voluntary contributions to the Retirement Plan of $160,000,000 in each of fiscal 2004 and fiscal 2003. In fiscal 2005, as in the previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements but the company anticipates that it will make voluntary contributions of approximately $80,000,000. The estimated fiscal 2005 contributions to fund benefit payments for the SERP and other post-retirement plans are $6,294,000 and $362,000, respectively.

Accounting for Business Combinations

     Goodwill and intangible assets represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the appropriate reporting unit. In addition, SYSCO assesses the recoverability of these intangibles by determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss.

NEW ACCOUNTING STANDARDS

     SYSCO adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," effective at the beginning of fiscal 2004. EITF 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The adoption of this consensus did not have a material impact on SYSCO's consolidated financial statements.

     SYSCO adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) No. 51," effective at the beginning of fiscal 2004. This interpretation introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The adoption of this interpretation did not have a material impact on SYSCO's consolidated financial statements.

     SYSCO adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," effective at the beginning of fiscal 2004. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a material effect on SYSCO's consolidated financial statements.

     SYSCO adopted the disclosure provisions of SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," in the third quarter of fiscal 2004. The standard requires that companies provide additional financial statement disclosures for defined benefit plans in annual and interim financial statements, which are found under the discussion of "Employee Benefit Plans" in the Notes to Consolidated Financial Statements.

     In March 2004, the FASB issued an Exposure Draft, "Share-Based Payment, an Amendment of Statements No. 123 and 95." The proposed change in accounting would replace existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the proposal, all forms of share-based payments to employees, including employee stock options, would be expensed, recognizing the cost in the income statement. The expense of each award would generally be measured at fair value at the grant date. As proposed, SYSCO would have to adopt the new statement beginning in Fiscal 2006. The adoption of this proposed standard is expected to have a material impact on SYSCO's consolidated financial statements, as the company currently accounts for its stock compensation plans using the intrinsic value method provided by APB No. 25 and thus has not recorded any compensation expense with respect to stock option grants to date.

RISK FACTORS

Low Margin Business; Inflation and Economic Sensitivity

     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. SYSCO makes a significant portion of its sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, SYSCO's profit levels may be negatively impacted during periods of product cost deflation, even though SYSCO's gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation may also have a negative impact on the company's profit margins and earnings to the extent such product cost increases are not passed on to customers due to resistance to higher prices. The foodservice industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence and the frequency and amount spent by consumers for food prepared away from home may negatively impact SYSCO's sales and operating results. SYSCO's operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although these factors have not had a material adverse impact on SYSCO's past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.

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

Interruption of Supplies

     SYSCO obtains substantially all of its foodservice and related products from third party suppliers. For the most part, SYSCO does not have long-term contracts with its suppliers committing them to provide products to SYSCO. Although SYSCO's purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by SYSCO in the quantities requested. Because SYSCO does not control the actual production of the products it sells, it is also subject to delays caused by interruption in production based on conditions outside its control. These conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, and natural disasters or other catastrophic events. SYSCO's inability to obtain adequate supplies of its foodservice and related products as a result of any of the foregoing factors or otherwise, could mean that SYSCO could not fulfill its obligations to customers, and customers may turn to other distributors.

Labor Relations

     As of July 3, 2004, approximately 9,100 employees at 51 operating companies were members of 59 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2005, 12 agreements covering approximately 1,900 employees will expire. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although SYSCO's operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and SYSCO believes they have satisfactory relationships with their unions, a work stoppage due to failure of one or more operating subsidiaries to renegotiate a union contract, or otherwise, could have a material adverse effect on SYSCO.

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

     At July 3, 2004, the company had outstanding $73,834,000 of commercial paper at variable rates of interest with maturities through October 7, 2004. The company's total long-term debt obligations of $1,394,326,000 were primarily at fixed rates of interest. In addition, the company has entered into interest rate swap agreements totaling $500,000,000 in notional amount whereby the company receives interest payments at fixed rates of interest and pays interest at variable rates. The following tables present the company's interest rate position as of July 3, 2004. All amounts are stated in U.S. dollar equivalents.

                                               INTEREST RATE POSITION AS OF JULY 3, 2004
                                                 PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                                         AVERAGE INTEREST RATE
                       -----------------------------------------------------------------------------------------
                                                                                                         FAIR
                         2005       2006       2007       2008      2009    THEREAFTER     TOTAL        VALUE
                       --------   --------   --------   --------   ------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
U.S. $ Denominated:
Fixed Rate Debt......  $162,734   $417,062   $105,093   $  3,226   $1,442    $675,498    $1,365,055   $1,424,411
  Average Interest
    Rate.............       6.3%       4.1%       7.1%       7.9%     5.5%        5.9%          5.5%
Floating Rate Debt...  $     --   $     --   $     --   $     --   $   --    $ 15,000    $   15,000   $   15,000
  Average Interest
    Rate.............        --         --         --         --       --         1.4%          1.4%
Canadian $
  Denominated:
Fixed Rate Debt......  $     99   $    196   $    287   $    316   $  350    $ 18,453    $   19,701   $   20,558
  Average Interest
    Rate.............       9.4%       9.8%       9.8%       9.8%     9.8%        9.8%          9.8%
Floating Rate Debt...  $ 73,834   $     --   $     --   $     --   $   --    $     --    $   73,834   $   73,834
  Average Interest
    Rate.............       2.2%        --         --         --       --          --           2.2%

                                               INTEREST RATE POSITION AS OF JULY 3, 2004
                                                 NOTIONAL AMOUNT BY EXPECTED MATURITY
                                                      AVERAGE INTEREST SWAP RATE
                       -----------------------------------------------------------------------------------------
                                                                                                         FAIR
                         2005       2006       2007       2008      2009    THEREAFTER     TOTAL        VALUE
                       --------   --------   --------   --------   ------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
Interest Rate Swaps
  Related to Debt:
Pay variable/receive
  fixed..............  $     --   $     --   $200,000   $100,000   $   --    $     --    $  300,000   $   (4,964)
Average variable rate
  paid:
  Rate A plus........        --         --       0.46%      0.43%      --          --          0.45%
Fixed rate
  received...........        --         --       7.00%      7.25%      --          --          7.08%
Pay variable/receive
  fixed..............  $     --   $     --   $     --   $     --   $   --    $200,000    $  200,000   $     (466)
Average variable rate
  paid:
  Rate B minus.......        --         --         --         --       --        0.62%         0.62%
Fixed rate
  received...........        --         --         --         --       --        4.60%         4.60%

---------------

Rate A -- six-month LIBOR averaged over a six month period

Rate B -- six-month LIBOR in arrears

     At June 28, 2003 the company had outstanding $151,748,000 of commercial paper at variable rates of interest with maturities through October 2, 2003. The company's total long-term debt obligations of $1,270,414,000 were primarily at fixed rates of interest. At June 28, 2003, the company had no interest rate swap agreements outstanding. The following table presents the company's interest rate position as of June 28, 2003. All amounts are stated in U.S. dollar equivalents.

                                                   INTEREST RATE POSITION AS OF JUNE 28, 2003
                                                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                                              AVERAGE INTEREST RATE
                        -------------------------------------------------------------------------------------------------
                                                                                                                  FAIR
                          2004        2005        2006        2007       2008      THEREAFTER      TOTAL         VALUE
                        --------    --------    --------    --------    -------    ----------    ----------    ----------
                                                                 (IN THOUSANDS)
U.S. $ Denominated:
Fixed Rate Debt.......  $ 20,616    $157,328    $420,390    $103,380    $ 4,015     $478,236     $1,183,965    $1,319,714
  Average Interest
    Rate..............       5.3%        6.5%        4.0%        7.2%       7.9%         6.4%           5.6%
Floating Rate Debt....  $     --    $     --    $     --    $     --    $49,926     $ 15,000     $   64,926    $   64,926
  Average Interest
    Rate..............        --          --          --          --        1.2%         1.3%           1.3%
Canadian $
  Denominated:
Fixed Rate Debt.......  $    331    $    286    $    377    $    475    $   512     $ 19,542     $   21,523    $   23,991
  Average Interest
    Rate..............       6.5%        6.0%        7.1%        7.5%       7.6%         9.5%           9.3%
Floating Rate Debt....  $101,822    $     --    $     --    $     --    $    --     $     --     $  101,822    $  101,822
  Average Interest
    Rate..............       3.4%         --          --          --         --           --            3.4%

     The company does not believe that its foreign operations expose it to significant foreign exchange risk, since the exposure is limited primarily to Canada which historically has had stable exchange rates, and for which the amounts are not material on an overall basis to SYSCO.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       SYSCO CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Independent Registered Public Accounting Firm...   31
  Consolidated Balance Sheets...............................   32
  Consolidated Results of Operations........................   33
  Consolidated Shareholders' Equity.........................   34
  Consolidated Cash Flows...................................   35
  Notes to Consolidated Financial Statements................   36
Schedule:
  II -- Valuation and Qualifying Accounts...................  S-1

     All other schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
SYSCO Corporation

     We have audited the accompanying consolidated balance sheets of SYSCO Corporation (a Delaware corporation) and subsidiaries as of July 3, 2004 and June 28, 2003, and the related statements of consolidated results of operations, shareholders' equity and cash flows for each of the three years in the period ended July 3, 2004. Our audits also included the financial statement schedule at
Item 15(a), No. 2. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SYSCO Corporation and subsidiaries as of July 3, 2004 and June 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 3, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Houston, Texas
August 16, 2004

                                     SYSCO

                          CONSOLIDATED BALANCE SHEETS

                                                              JULY 3, 2004   JUNE 28, 2003
                                                              ------------   -------------
                                                                (IN THOUSANDS EXCEPT FOR
                                                                      SHARE DATA)
                                          ASSETS
Current assets
  Cash......................................................   $  199,706     $  337,447
  Accounts and notes receivable, less allowances of $34,175
    and $35,005.............................................    2,189,127      2,009,627
  Inventories...............................................    1,404,410      1,230,080
  Prepaid expenses..........................................       54,903         52,380
  Prepaid income taxes......................................        3,265             --
                                                               ----------     ----------
         Total current assets...............................    3,851,411      3,629,534
Plant and equipment at cost, less depreciation..............    2,166,809      1,922,660
Other assets
  Goodwill and intangibles, less amortization...............    1,218,700      1,113,960
  Restricted cash...........................................      169,326         83,807
  Prepaid pension cost......................................      243,996             --
  Other.....................................................      197,390        186,560
                                                               ----------     ----------
         Total other assets.................................    1,829,412      1,384,327
                                                               ----------     ----------
Total assets................................................   $7,847,632     $6,936,521
                                                               ==========     ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable.............................................   $   73,834     $  101,822
  Accounts payable..........................................    1,742,578      1,637,505
  Accrued expenses..........................................      724,970        624,451
  Income taxes..............................................           --          9,193
  Deferred taxes............................................      422,419        307,211
  Current maturities of long-term debt......................      162,833         20,947
                                                               ----------     ----------
         Total current liabilities..........................    3,126,634      2,701,129
Other liabilities
  Long-term debt............................................    1,231,493      1,249,467
  Deferred taxes............................................      686,705        498,396
  Other long-term liabilities...............................      238,294        289,998
                                                               ----------     ----------
         Total other liabilities............................    2,156,492      2,037,861
Contingencies
Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none................           --             --
  Common stock, par value $1 per share
    Authorized shares 2,000,000,000 at July 3, 2004,
      1,000,000,000 at June 28, 2003; issued 765,174,900
      shares................................................      765,175        765,175
  Paid-in capital...........................................      332,041        249,235
  Retained earnings.........................................    3,959,714      3,373,853
  Accumulated other comprehensive income (loss).............       17,640       (152,381)
                                                               ----------     ----------
                                                                5,074,570      4,235,882
  Less cost of treasury stock, 128,639,869 and 121,517,325
    shares..................................................    2,510,064      2,038,351
                                                               ----------     ----------
         Total shareholders' equity.........................    2,564,506      2,197,531
                                                               ----------     ----------
Total liabilities and shareholders' equity..................   $7,847,632     $6,936,521
                                                               ==========     ==========

                 See Notes to Consolidated Financial Statements

                                     SYSCO

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                         YEAR ENDED
                                                        --------------------------------------------
                                                        JULY 3, 2004
                                                         (53 WEEKS)    JUNE 28, 2003   JUNE 29, 2002
                                                        ------------   -------------   -------------
                                                            (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales.................................................  $29,335,403     $26,140,337     $23,350,504
Costs and expenses
  Cost of sales.......................................   23,661,514      20,979,556      18,722,163
  Operating expenses..................................    4,141,230       3,836,507       3,467,379
  Interest expense....................................       69,880          72,234          62,897
  Other, net..........................................      (12,365)         (8,347)         (2,805)
                                                        -----------     -----------     -----------
          Total costs and expenses....................   27,860,259      24,879,950      22,249,634
                                                        -----------     -----------     -----------
Earnings before income taxes..........................    1,475,144       1,260,387       1,100,870
Income taxes..........................................      567,930         482,099         421,083
                                                        -----------     -----------     -----------
Net earnings..........................................  $   907,214     $   778,288     $   679,787
                                                        ===========     ===========     ===========
Net earnings:
  Basic earnings per share............................  $      1.41     $      1.20     $      1.03
  Diluted earnings per share..........................         1.37            1.18            1.01

                 See Notes to Consolidated Financial Statements

                                     SYSCO

                       CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                             ACCUMULATED
                                COMMON STOCK                                    OTHER            TREASURY STOCK
                           ----------------------   PAID-IN     RETAINED    COMPREHENSIVE   ------------------------
                             SHARES       AMOUNT    CAPITAL     EARNINGS    INCOME (LOSS)     SHARES        AMOUNT
                           -----------   --------   --------   ----------   -------------   -----------   ----------
                                                     (IN THOUSANDS EXCEPT FOR SHARE DATA)
Balance at June 30,
  2001...................  765,174,900   $765,175   $186,818   $2,415,160     $  (5,624)    100,037,236   $1,260,994
Net earnings for year
  ended June 29, 2002....                                         679,787
Dividends declared.......                                        (225,530)
Treasury stock
  purchases..............                                                                    18,000,000      473,558
Treasury stock issued for
  acquisitions...........                             12,517                                 (1,116,303)     (12,251)
Stock options
  exercised..............                            (10,750)                                (2,650,714)     (32,837)
Employees' Stock Purchase
  Plan...................                             17,030                                 (1,784,529)     (24,104)
Management Incentive
  Plan...................                             12,276                                   (851,087)     (10,831)
Minimum pension liability
  adjustment.............                                                       (59,811)
                           -----------   --------   --------   ----------     ---------     -----------   ----------
Balance at June 29,
  2002...................  765,174,900   $765,175   $217,891   $2,869,417     $ (65,435)    111,634,603   $1,654,529
Net earnings for year
  ended June 28, 2003....                                         778,288
Dividends declared.......                                        (273,852)
Treasury stock
  purchases..............                                                                    16,500,000      478,471
Treasury stock issued for
  acquisitions...........                              6,984                                   (951,127)      (9,270)
Disqualifying
  dispositions...........                              8,386
Stock options
  exercised..............                             (8,895)                                (2,918,905)     (42,588)
Employees' Stock Purchase
  Plan...................                             14,410                                 (1,886,090)     (29,809)
Management Incentive
  Plan...................                             10,459                                   (861,156)     (12,982)
Minimum pension liability
  adjustment.............                                                      (119,683)
Foreign currency
  translation
  adjustment.............                                                        32,737
                           -----------   --------   --------   ----------     ---------     -----------   ----------
Balance at June 28,
  2003...................  765,174,900   $765,175   $249,235   $3,373,853     $(152,381)    121,517,325   $2,038,351
Net earnings for year
  ended July 3, 2004.....                                         907,214
Dividends declared.......                                        (321,353)
Treasury stock
  purchases..............                                                                    16,884,300      623,653
Treasury stock issued for
  acquisitions...........                             21,582                                 (2,007,089)     (20,411)
Disqualifying
  dispositions...........                             26,763
Stock options
  exercised..............                              4,007                                 (5,193,289)     (86,745)
Employees' Stock Purchase
  Plan...................                             18,540                                 (1,620,535)     (28,833)
Management Incentive
  Plan...................                             11,914                                   (940,843)     (15,951)
Minimum pension liability
  adjustment.............                                                       164,385
Foreign currency
  translation
  adjustment.............                                                         5,636
                           -----------   --------   --------   ----------     ---------     -----------   ----------
Balance at July 3,
  2004...................  765,174,900   $765,175   $332,041   $3,959,714     $  17,640     128,639,869   $2,510,064
                           ===========   ========   ========   ==========     =========     ===========   ==========

                 See Notes to Consolidated Financial Statements

                                     SYSCO

                            CONSOLIDATED CASH FLOWS

                                                                               YEAR ENDED
                                                              --------------------------------------------
                                                              JULY 3, 2004
                                                               (53 WEEKS)    JUNE 28, 2003   JUNE 29, 2002
                                                              ------------   -------------   -------------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................   $  907,214     $  778,288      $  679,787
  Add non-cash items:
     Depreciation and amortization..........................      283,595        273,142         278,251
     Deferred tax provision.................................      608,152        481,330         263,492
     Provision for losses on receivables....................       27,377         27,133          25,904
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:
     (Increase) in receivables..............................     (177,058)      (218,150)        (32,360)
     (Increase) in inventories..............................     (162,502)       (69,959)        (17,804)
     (Increase) in prepaid expenses.........................       (2,183)        (9,509)           (680)
     Increase (decrease) in accounts payable................       95,874        237,360            (357)
     Increase (decrease) in accrued expenses and other
       long-term liabilities................................       26,488        (85,294)        (23,403)
     (Decrease) in accrued income taxes.....................     (392,197)       (33,121)        (81,736)
     (Increase) in other assets.............................      (25,238)        (8,380)         (6,114)
                                                               ----------     ----------      ----------
  Net cash provided by operating activities.................    1,189,522      1,372,840       1,084,980
                                                               ----------     ----------      ----------
Cash flows from investing activities:
  Additions to plant and equipment..........................     (530,086)      (435,637)       (416,393)
  Proceeds from sales of plant and equipment................       15,851         14,629          20,711
  Acquisition of businesses, net of cash acquired...........      (79,247)      (209,010)       (234,618)
  Increase in restricted cash...............................      (90,329)       (51,807)        (32,000)
                                                               ----------     ----------      ----------
  Net cash used for investing activities....................     (683,811)      (681,825)       (662,300)
                                                               ----------     ----------      ----------
Cash flows from financing activities:
  Bank and commercial paper (repayments) borrowings.........      (77,849)        85,224        (143,593)
  Other debt borrowings (repayments)........................      185,087        (12,098)        384,114
  Cash from termination of interest rate swap...............        1,305         15,359              --
  Common stock reissued from treasury.......................      167,652        101,312          86,328
  Treasury stock purchases..................................     (608,506)      (478,471)       (473,558)
  Dividends paid............................................     (309,540)      (261,854)       (213,275)
                                                               ----------     ----------      ----------
  Net cash used for financing activities....................     (641,851)      (550,528)       (359,984)
                                                               ----------     ----------      ----------
Effect of exchange rates on cash............................       (1,601)        (1,479)             --
                                                               ----------     ----------      ----------
Net (decrease) increase in cash.............................     (137,741)       139,008          62,696
Cash at beginning of year...................................      337,447        198,439         135,743
                                                               ----------     ----------      ----------
Cash at end of year.........................................   $  199,706     $  337,447      $  198,439
                                                               ==========     ==========      ==========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................   $   68,481     $   69,103      $   61,354
     Income taxes...........................................      344,414         28,747         239,792

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

     Sysco Corporation (SYSCO or the company) is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or "food-prepared-away-from-home" industry. These services are performed for approximately 400,000 customers from 150 distribution facilities located throughout the United States and Canada.

     The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the fiscal 2004 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from the estimates used.

ACCOUNTS RECEIVABLE

     Accounts receivable consist primarily of trade receivables from customers and receivables from suppliers for marketing or incentive programs. SYSCO evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where the company is aware of a specific customer's inability to meet its financial obligation to SYSCO, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on an analysis of historical trends of write-offs and recoveries. The company utilizes specific criteria to determine uncollectible receivables to be written off including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. The allowance for doubtful accounts receivable was $34,175,000 as of July 3, 2004 and $35,005,000 as of June 28, 2003. Customer accounts written off, net of recoveries, were $28,485,000 or 0.10% of sales, $24,771,000 or 0.09% of sales, and $26,068,000 or 0.11% of sales for fiscal 2004, 2003 and 2002, respectively.

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

PLANT AND EQUIPMENT

     Capital additions, improvements and major replacements are classified as plant and equipment and are carried at cost. Depreciation is recorded using the straight-line method, which reduces the book value of each asset in equal amounts over its estimated useful life. Maintenance, repairs and minor replacements are charged to earnings when they are incurred. Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

     Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized for the past three years was $7,495,000 in 2004, $5,244,000 in 2003 and $3,746,000 in 2002.

     A summary of plant and equipment, including the related accumulated depreciation, appears below:

                                                                              ESTIMATED
                                          JULY 3, 2004      JUNE 28, 2003    USEFUL LIVES
                                         ---------------   ---------------   ------------
Plant and equipment, at cost:
  Land.................................  $   186,628,000   $   174,959,000
  Buildings and improvements...........    1,774,870,000     1,567,768,000   10-40 years
  Fleet, equipment and software........    2,021,326,000     1,860,410,000    3-20 years
                                         ---------------   ---------------
                                           3,982,824,000     3,603,137,000
Accumulated depreciation...............   (1,816,015,000)   (1,680,477,000)
                                         ---------------   ---------------
Net plant and equipment................  $ 2,166,809,000   $ 1,922,660,000
                                         ===============   ===============

     Depreciation expense for the past three years was $273,030,000 in 2004, $263,480,000 in 2003 and $243,498,000 in 2002.

LONG-LIVED ASSETS

     Management reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.

GOODWILL AND INTANGIBLES

     Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Intangibles with definite lives are amortized over their useful lives. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the combination. The recoverability of goodwill and intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

     Goodwill and intangibles allocated by reportable segment are as follows:

                                                         JULY 3, 2004    JUNE 28, 2003
                                                        --------------   --------------
Broadline.............................................  $  658,075,000   $  626,931,000
SYGMA.................................................      61,851,000       34,435,000
Other.................................................     498,774,000      452,594,000
                                                        --------------   --------------
Total.................................................  $1,218,700,000   $1,113,960,000
                                                        ==============   ==============

     The above amounts are presented net of accumulated amortization of $145,975,000 and $141,731,000 as of July 3, 2004 and June 28, 2003,
respectively.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangible Assets," adopted in fiscal 2003, goodwill and intangibles with indefinite lives are not amortized. The following table provides comparative net earnings and earnings per share had the non-amortization provision of SFAS No. 142 been in effect for all periods presented:

                                                 2004
                                              (53 WEEKS)        2003           2002
                                             ------------   ------------   ------------
Net earnings:
  Reported net earnings....................  $907,214,000   $778,288,000   $679,787,000
  Goodwill amortization, net of taxes......            --             --     14,533,000
                                             ------------   ------------   ------------
  Adjusted net earnings....................  $907,214,000   $778,288,000   $694,320,000
                                             ============   ============   ============
Basic earnings per share:
  Reported basic earnings per share........  $       1.41   $       1.20   $       1.03
  Goodwill amortization, net of taxes......            --             --           0.02
                                             ------------   ------------   ------------
  Adjusted basic earnings per share........  $       1.41   $       1.20   $       1.05
                                             ============   ============   ============
Diluted earnings per share:
  Reported diluted earnings per share......  $       1.37   $       1.18   $       1.01
  Goodwill amortization, net of taxes......            --             --           0.02
                                             ------------   ------------   ------------
  Adjusted diluted earnings per share......  $       1.37   $       1.18   $       1.03
                                             ============   ============   ============

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of all Canadian subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of accumulated other comprehensive income.

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

VENDOR CONSIDERATION

     SYSCO recognizes consideration received from vendors when the services performed in connection with the monies received are completed. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, SYSCO will recognize the vendor consideration as a reduction of cost of sales when the product is sold. In the situations where the vendor consideration is not related directly to specific product purchases, SYSCO will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts realized. In certain of these latter instances, the vendor consideration represents a reimbursement of a specific incremental identifiable cost incurred by SYSCO. In these cases, SYSCO classifies the consideration as a reduction of those costs with any excess funds classified as a reduction of cost of sales and recognizes these in the period where the costs are incurred and related services performed.

INSURANCE PROGRAM

     SYSCO maintains a self-insurance program covering portions of workers' compensation, group medical, general and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

STOCK-BASED COMPENSATION

     SYSCO accounts for its stock compensation plans using the intrinsic value method provided by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations under which no compensation cost has been recognized for stock option grants.

     Options issued before September 2001 generally vest over a five-year period beginning on the date of grant if certain operating performance measures are attained, or will vest fully nine and one-half years from the date of grant to the extent not previously vested. Options issued in September 2001 and after generally vest ratably over a specified five-year period.

     The following table provides comparative pro forma net earnings and earnings per share had compensation cost for these plans been determined using the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," for all periods presented:

                                                 2004
                                              (53 WEEKS)        2003           2002
                                             ------------   ------------   ------------
Net earnings:
  Reported net earnings....................  $907,214,000   $778,288,000   $679,787,000
  Stock-based compensation expense, net of
     taxes.................................   (61,484,000)   (51,862,000)   (37,344,000)
                                             ------------   ------------   ------------
  Adjusted net earnings....................  $845,730,000   $726,426,000   $642,443,000
                                             ============   ============   ============
Basic earnings per share:
  Reported basic earnings per share........  $       1.41   $       1.20   $       1.03
  Stock-based compensation expense, net of
     taxes.................................         (0.09)         (0.08)         (0.06)
                                             ------------   ------------   ------------
  Adjusted basic earnings per share........  $       1.32   $       1.12   $       0.97
                                             ============   ============   ============
Diluted earnings per share:
  Reported diluted earnings per share......  $       1.37   $       1.18   $       1.01
  Stock-based compensation expense, net of
     taxes.................................         (0.09)         (0.08)         (0.06)
                                             ------------   ------------   ------------
  Adjusted diluted earnings per share......  $       1.28   $       1.10   $       0.95
                                             ============   ============   ============

     The weighted average fair value of options granted was $6.74, $6.88 and $8.81 per share during fiscal 2004, 2003 and 2002, respectively. The fair value on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

                                                             2004      2003      2002
                                                            -------   -------   -------
Dividend yield............................................    1.49%     1.45%     1.26%
Expected volatility.......................................      22%       25%       22%
Risk-free interest rate...................................     3.2%      2.7%      4.8%
Expected life.............................................  5 years   5 years   8 years

     The weighted average fair value of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $5.17, $4.14 and $3.96 per share during fiscal 2004, 2003 and 2002, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

     The pro forma presentation includes only options granted after 1995. The pro forma effects for fiscal 2004, 2003 and 2002 are not necessarily indicative of the pro forma effects in future years.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $1,624,552,000 in fiscal 2004, $1,505,360,000 in fiscal 2003, and $1,328,428,000 in fiscal 2002.

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

ACQUISITIONS

     During fiscal 2004, SYSCO or one of its subsidiaries acquired for cash certain assets of two broadline foodservice operations, a specialty produce distributor, and one quickservice operation. During fiscal 2003, SYSCO or one of its subsidiaries acquired for cash a broadline foodservice operation, two quickservice operations, a custom meat-cutting operation, a specialty distributor of products to the Asian cuisine foodservice market and a distributor of paper and chemical products. During fiscal 2002, SYSCO acquired for cash and/or stock a custom meat-cutting operation, a company that supplies products to the lodging industry and substantially all of the assets and certain liabilities of a Canadian broadline foodservice operation.

     During fiscal 2004, in the aggregate, the company paid cash of $79,247,000 and issued 2,007,089 shares with a value of $41,993,000 for acquisitions during fiscal 2004 and for contingent consideration related to operations acquired in previous fiscal years. In addition, escrowed funds related to certain acquisitions in the amount of $4,810,000 were released to sellers during fiscal 2004.

     Acquisitions of businesses are accounted for using the purchase method of accounting and the financial statements include the results of the acquired operations from the respective dates they joined SYSCO. The acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

     The purchase price of the acquired entities is allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition, with any excess of cost over the fair value of net assets acquired, including intangibles, recognized as goodwill. The balances included in the Consolidated Balance Sheets related to recent acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

     Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 3, 2004 included approximately 1,273,000 shares and $61,614,000 in cash, which, if distributed, could result in the recording of up to $88,465,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

DERIVATIVE FINANCIAL INSTRUMENTS

     SYSCO manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this goal. The company does not use derivative financial instruments for trading or speculative purposes.

     In March 2002, SYSCO entered into an interest rate swap with $200,000,000 aggregate notional amount as a fair value hedge against 4.75% notes due July 2005. The swap effectively converted the fixed interest rate on the notes into a floating rate of six-month LIBOR in arrears less 84.5 basis points, which was designated as the respective benchmark interest rate on each of the interest payment dates until maturity of the respective notes. In June 2003, SYSCO terminated this agreement and received approximately $15,359,000, which represented the fair value of the swap agreement at the time of termination.

     In October 2003, SYSCO entered into $500,000,000 aggregate notional amount of interest rate swaps as a fair value hedge against the 7.00% Senior Notes due May 2006, 7.25% Senior Notes due April 2007 and 6.10% Senior Notes due June 2012. The swaps effectively converted the fixed interest rate on each of the three series of notes into a floating rate of six-month LIBOR averaged over a six month period plus 461, 430 and 171 basis points, respectively, which were designated as the respective benchmark interest rates on each of the interest payment dates until maturity of the respective notes.

     In March 2004, SYSCO terminated the $200,000,000 aggregate notional amount swap which was a fair value hedge against the 6.10% Senior Notes due June 2012 and received approximately $1,305,000 which represented the fair value of the swap agreement at the time of termination.

     In April 2004 and May 2004, SYSCO entered into two interest rate swaps each with $100,000,000 aggregate notional amount as fair value hedges against the 4.60% Senior Notes due March 2014. The swaps effectively convert the fixed rate on these notes into floating rates of six-month LIBOR in arrears less 52 and 72 basis points, respectively, which were designated as the respective benchmark interest rates on each of the interest payment dates until maturity of the notes.

     The terms of the swap agreements and the hedged items are such that the hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. As a result, the shortcut method provided by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is applied and there is no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt is adjusted to include payments made or received under the hedge agreements. The fair value of the swaps is carried as an asset or a liability on the Consolidated Balance Sheet and the carrying value of the hedged debt is adjusted accordingly. The fair values of SYSCO's interest rate swaps are the estimated amounts the company would receive or pay to terminate the agreements as of the reporting dates. As of July 3, 2004, the fair value of the outstanding swaps was a loss of $5,430,000, which is reflected in Other Long-term Liabilities on the Consolidated Balance Sheet, and the carrying amount of the related debt has been decreased by the same amount. There were no outstanding swaps as of June 28, 2003.

     The amount received upon termination of a swap is reflected as an increase in the carrying value of the related debt to reflect its fair value at termination. This increase in the carrying value of the debt is amortized as a reduction of interest expense over the remaining term of the debt.

NEW ACCOUNTING STANDARDS

     SYSCO adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," effective at the beginning of fiscal 2004. EITF 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The adoption of this consensus did not have a material impact on SYSCO's consolidated financial statements.

     SYSCO adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) No. 51," effective at the beginning of fiscal 2004. This interpretation introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The adoption of this interpretation did not have a material impact on SYSCO's consolidated financial statements.

     SYSCO adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," effective at the beginning of fiscal 2004. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteris-tics of both liabilities and equity. The adoption of this statement did not have a material effect on SYSCO's consolidated financial statements.

     SYSCO adopted the disclosure provisions of SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," in the third quarter of fiscal 2004. The standard requires that companies provide additional financial statement disclosures for defined benefit plans in annual and interim financial statements, which are found under the discussion of "Employee Benefit Plans."

     In March 2004, the FASB issued an Exposure Draft, "Share-Based Payment, an Amendment of Statements No. 123 and 95." The proposed change in accounting would replace existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the proposal, all forms of share-based payments to employees, including employee stock options, would be expensed, recognizing the cost in the income statement. The expense of each award would generally be measured at fair value at the grant date. As proposed, SYSCO would have to adopt the new statement beginning in fiscal 2006. The adoption of this proposed standard is expected to have a material impact on SYSCO's consolidated financial statements, as the company currently accounts for its stock compensation plans using the intrinsic value method provided by APB No. 25 and thus has not recorded any compensation expense with respect to stock option grants to date.

ADDITIONAL FINANCIAL INFORMATION

INCOME TAXES

     The income tax provisions for each fiscal year consist of the following:

                                                 2004
                                              (53 WEEKS)        2003           2002
                                             ------------   ------------   ------------
United States federal income taxes.........  $473,757,000   $408,902,000   $372,498,000
State, local and foreign income taxes......    94,173,000     73,197,000     48,585,000
                                             ------------   ------------   ------------
Total......................................  $567,930,000   $482,099,000   $421,083,000
                                             ============   ============   ============

     Included in the income taxes charged to earnings are net deferred tax provisions of $608,152,000, $481,330,000, and $263,492,000 in fiscal 2004, 2003 and 2002, respectively. The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition to the deferred tax provision, changes in the deferred tax liability balances from June 28, 2003 to July 3, 2004 were also impacted by minimum pension liability adjustments (see "Employee Benefit Plans") and the reclassification of deferred supply chain distributions from current deferred tax liabilities to accrued income taxes based on the timing of when payments related to these items become payable.

     United States income taxes have not been provided on undistributed earnings of Canadian subsidiaries. The company intends to permanently reinvest the unremitted earnings of its Canadian subsidiaries in those businesses outside of the United States and, therefore, has not provided for deferred income taxes on such unremitted foreign earnings.

     Significant components of SYSCO's deferred tax assets and liabilities are as follows:

                                                          JULY 3, 2004    JUNE 28, 2003
                                                         --------------   -------------
Net long-term deferred tax liabilities (assets):
  Deferred supply chain distributions..................  $  340,737,000   $321,388,000
  Excess tax depreciation and basis differences of
     assets............................................     373,369,000    301,515,000
  Casualty insurance...................................     (30,479,000)   (27,169,000)
  Deferred compensation................................     (31,343,000)   (27,489,000)
  Pension..............................................      33,610,000    (86,859,000)
  Other................................................         811,000     17,010,000
                                                         --------------   ------------
          Total net long-term deferred tax
            liabilities................................     686,705,000    498,396,000
                                                         --------------   ------------
Net current deferred tax liabilities (assets):
  Deferred supply chain distributions..................     473,970,000    409,662,000
  Receivables..........................................     (23,123,000)   (18,980,000)
  Inventory............................................     (23,738,000)   (19,181,000)
  Net operating tax loss carryforward..................     (68,501,000)  (104,342,000)
  Other................................................      (4,690,000)   (10,106,000)
                                                         --------------   ------------
          Total net current deferred tax liabilities
            before valuation allowances................     353,918,000    257,053,000
  Valuation allowances.................................      68,501,000     50,158,000
                                                         --------------   ------------
          Total net current deferred tax liabilities...     422,419,000    307,211,000
                                                         --------------   ------------
Total net deferred tax liabilities.....................  $1,109,124,000   $805,607,000
                                                         ==============   ============

     Deferred supply chain distributions are classified as current or deferred tax liabilities based on when the related income tax payments will become payable. Fiscal 2004 was the first fiscal year that these supply chain distributions were recognized in taxable income since the company began deferring these items for tax purposes as a result of the reorganization of its supply chain in fiscal year 2001. As a result of the impact of these items and other temporary differences, including the utilization of U.S. federal net operating loss carryforwards, excess tax depreciation and pension contributions, taxes paid during fiscal 2004 increased to $344,414,000 as compared to $28,747,000 in fiscal 2003.

     In fiscal 2003, the company had a U.S. federal net operating tax loss primarily as a result of the deferral of the supply chain distributions. This net operating loss carryforward was fully utilized in fiscal 2004. In addition, the company had state and Canadian net operating losses at July 3, 2004 and June 28, 2003, respectively. The net operating losses outstanding at July 3, 2004 expire in fiscal years 2005 through 2020. A valuation allowance of $68,501,000 and $50,158,000 was recorded as of July 3, 2004 and June 28, 2003, respectively, as management believes that it is more likely than not that the benefits of these state and Canadian tax loss carryforwards will not be realized through future taxable income.

     Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

                                                              2004    2003    2002
                                                              -----   -----   -----
United States statutory federal income tax rate.............  35.00%  35.00%  35.00%
State and local income taxes, net of federal income tax
  benefit...................................................   3.21    3.07    2.42
Other.......................................................   0.29    0.18    0.83
                                                              -----   -----   -----
                                                              38.50%  38.25%  38.25%
                                                              =====   =====   =====

     The determination of the company's overall effective tax rate requires the use of estimates. The effective tax rate is a combination of income earned and taxed in the various U.S. federal and state, as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases/decreases in permanent differences between book and tax items, tax credits and the company's change in earnings from these taxing jurisdictions all affect the overall effective tax rate.

RESTRICTED CASH

     SYSCO is required by its insurers to collateralize the self-insured portion of its workers' compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts. In addition, in certain acquisitions, SYSCO has placed funds into escrow to be disbursed to certain sellers in the event that specified operating results are attained or contingencies resolved.

     A summary of restricted cash balances appears below:

                                                            JULY 3, 2004   JUNE 28, 2003
                                                            ------------   -------------
Funds deposited in insurance trusts.......................  $147,329,000    $57,000,000
Escrow funds related to acquisitions......................    21,997,000     26,807,000
                                                            ------------    -----------
Total.....................................................  $169,326,000    $83,807,000
                                                            ============    ===========

     The increase in restricted cash from June 28, 2003 to July 3, 2004 was primarily due to the deposit of $90,000,000 in insurance trusts due to a change in underwriting requirements adopted by an insurer regarding the percentage of overall risks required to be collateralized and to meet the collateral requirements of a new insurer. Escrowed funds related to certain acquisitions in the amount of $4,810,000 were released to sellers during fiscal 2004.

SHAREHOLDERS' EQUITY

     On November 7, 2003, SYSCO's shareholders approved an amendment to SYSCO's restated Certificate of Incorporation to increase the number of shares of common stock that SYSCO will have the authority to issue to two billion shares, an increase from the previous authorization of one billion shares.

     Basic earnings per share have been computed by dividing net earnings by the weighted average number of shares of common stock outstanding for each respective year. Diluted earnings per share have been computed by dividing net earnings by the weighted average number of shares of common stock outstanding during those respective years adjusted for the dilutive effect of stock options outstanding using the treasury stock method.

     A reconciliation of the numerators and the denominators of the basic and diluted per share computations for the periods presented follows:

                                                 2004
                                              (53 WEEKS)        2003           2002
                                             ------------   ------------   ------------
Numerator:
  Income available to common
     shareholders..........................  $907,214,000   $778,288,000   $679,787,000
                                             ============   ============   ============
Denominator:
  Weighted-average basic shares
     outstanding...........................   642,688,614    650,600,652    661,808,432
  Dilutive effect of employee and director
     stock options.........................    19,230,620     10,934,730     11,637,351
                                             ------------   ------------   ------------
  Weighted-average diluted shares
     outstanding...........................   661,919,234    661,535,382    673,445,783
                                             ============   ============   ============
Basic earnings per share...................  $       1.41   $       1.20   $       1.03
Diluted earnings per share.................          1.37           1.18           1.01

     The number of options which were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately zero, 13,620,000 and 365,000 for fiscal 2004, 2003 and 2002, respectively.

     Dividends declared were $321,353,000, $273,852,000 and $225,530,000 in fiscal 2004, 2003 and 2002, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year end of approximately $83,000,000, $71,000,000 and $59,000,000, in fiscal 2004, 2003 and 2002, respectively.

     In May 1986, the Board of Directors adopted a Warrant Dividend Plan designed to protect against those unsolicited attempts to acquire control of SYSCO that the Board believes are not in the best interests of the shareholders. In May 1996, the Board of Directors adopted an Amended and Restated Rights Agreement (the Plan) to replace the Warrant Dividend Plan and, among other things, extend the expiration of the Plan through May 2006. The Board adopted further amendments in May 1999. The Plan provides for an initial dividend distribution (which took place in 1996) and subsequent issuances of Preferred Stock Purchase Rights (Rights) concurrently with future common share issuances such that, prior to any adjustments, each outstanding share of SYSCO common stock would be associated with one Right. After adjustments for common stock splits, there is now one quarter of a Right associated with each common share.

     The Rights will not be exercisable until a public announcement is made that a party has acquired 10% or more of SYSCO's common stock or a party makes a tender offer for 10% or more of its common stock, without Board approval (each a Trigger Event). Currently, following occurrence of a Trigger Event, each whole Right would, upon exercise, entitle its holder to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (Preferred) at an exercise price of $175. The terms are subject to adjustment upon certain future events. In addition to the foregoing, subject to limited exceptions, if a public announcement is made that a party has acquired 10% or more of SYSCO's common stock, a Rightholder may, for a limited time, purchase $350 worth of Preferred for a purchase price of $175. In the event of a merger or other business combination transaction not approved by the Board, each Right effectively entitles the holder to purchase $350 worth of stock of the surviving company for a purchase price of $175.

     The Rights may be redeemed by SYSCO at a price of $0.01 per Right at any time before a party acquires 10% of SYSCO's common stock. Unless sooner redeemed or exercised, the Rights will expire at close of business May 31, 2006. As a result of the Rights distribution, 450,000 of the 1,500,000 authorized preferred shares have been reserved for issuance as Series A Junior Participating Preferred Stock.

OTHER COMPREHENSIVE INCOME

     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders' equity.

     The following table provides a summary of the changes in accumulated other comprehensive income (loss) for the years presented:

                                         MINIMUM PENSION   FOREIGN CURRENCY
                                            LIABILITY        TRANSLATION          TOTAL
                                         ---------------   ----------------   -------------
Balance at June 30, 2001...............   $  (5,624,000)     $        --      $  (5,624,000)
Minimum pension liability adjustment,
  net of tax of ($37,049,000)..........     (59,811,000)              --        (59,811,000)
                                          -------------      -----------      -------------
Balance at June 29, 2002...............     (65,435,000)              --        (65,435,000)
Minimum pension liability adjustment,
  net of tax of ($74,136,000)..........    (119,683,000)              --       (119,683,000)
Foreign currency translation
  adjustment...........................              --       32,737,000         32,737,000
                                          -------------      -----------      -------------
Balance at June 28, 2003...............    (185,118,000)      32,737,000       (152,381,000)
Minimum pension liability adjustment,
  net of tax of $101,689,000...........     164,385,000               --        164,385,000
Foreign currency translation
  adjustment...........................              --        5,636,000          5,636,000
                                          -------------      -----------      -------------
Balance at July 3, 2004................   $ (20,733,000)     $38,373,000      $  17,640,000
                                          =============      ===========      =============

     The following table provides a summary of the components of other comprehensive income for the years presented:

                                               2004
                                            (53 WEEKS)         2003            2002
                                          --------------   -------------   ------------
Net earnings............................  $  907,214,000   $ 778,288,000   $679,787,000
Minimum pension liability adjustment....     164,385,000    (119,683,000)   (59,811,000)
Foreign currency translation
  adjustment............................       5,636,000      32,737,000             --
                                          --------------   -------------   ------------
Other comprehensive income..............  $1,077,235,000   $ 691,342,000   $619,976,000
                                          ==============   =============   ============

DEBT

     SYSCO has uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95,000,000. There were no borrowings outstanding under these lines of credit as of July 3, 2004 or June 28, 2003.

     SYSCO's debt consists of the following:

                                                         JULY 3, 2004    JUNE 28, 2003
                                                        --------------   --------------
Commercial paper, interest averaging 2.1% as of July
  3, 2004 and 2.7% as of June 28, 2003................  $   73,834,000   $  151,748,000
Senior notes, interest at 6.5%, maturing in fiscal
  2005................................................     149,915,000      149,823,000
Senior notes, interest at 7.0%, maturing in fiscal
  2006................................................     197,151,000      200,000,000
Senior notes, interest at 4.75%, maturing in fiscal
  2006................................................     207,739,000      215,068,000
Senior notes, interest at 7.25%, maturing in fiscal
  2007................................................      97,776,000       99,851,000
Senior notes, interest at 6.1%, maturing in fiscal
  2012................................................     200,749,000      199,431,000
Senior notes, interest at 4.6%, maturing in fiscal
  2014................................................     199,423,000               --
Debentures, interest at 7.16%, maturing in fiscal
  2027................................................      50,000,000       50,000,000
Debentures, interest at 6.5%, maturing in fiscal
  2029................................................     224,427,000      224,404,000
Industrial Revenue Bonds, mortgages and other debt,
  interest averaging 5.5% as of July 3, 2004 and 6.0%
  as of June 28, 2003, maturing at various dates to
  fiscal 2026.........................................      67,146,000       81,911,000
                                                        --------------   --------------
Total debt............................................   1,468,160,000    1,372,236,000
Less current maturities and short-term debt...........    (236,667,000)    (122,769,000)
                                                        --------------   --------------
Net long-term debt....................................  $1,231,493,000   $1,249,467,000
                                                        ==============   ==============

     The principal payments required to be made on debt during the next five years are shown below:

FISCAL YEAR                                                      AMOUNT
-----------                                                   ------------
2005........................................................  $236,667,000
2006........................................................   414,409,000
2007........................................................   103,265,000
2008........................................................     3,542,000
2009........................................................     1,792,000

     SYSCO has a revolving loan agreement in the amount of $450,000,000, maturing in fiscal 2008, which supports the company's United States commercial paper program. It is the company's intent to continue to refinance this facility on a long-term basis. As a result, the commercial paper borrowings supported by this agreement have been classified as long-term debt. The United States commercial paper borrowings outstanding at July 3, 2004 and June 28, 2003 were zero and $49,926,000, respectively.

     SYSCO also has a revolving loan agreement in the amount of $100,000,000 in Canadian dollars (CAD), maturing in fiscal 2005, which supports the company's Canadian commercial paper program. The Canadian commercial paper borrowings outstanding at July 3, 2004 and June 28, 2003 were CAD $97,768,000 ($73,834,000 in U.S. dollars) and CAD $137,078,000 ($101,822,000 in U.S. dollars), respectively.

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

     In April 2002, SYSCO issued 4.75% notes totaling $200,000,000 under the 1998 shelf registration, due on July 30, 2005. These notes, which were priced at 99.8% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper borrowings.

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

     SYSCO's Industrial Revenue Bonds have varying structures. Final maturities range from one to 22 years and certain of the bonds provide SYSCO the right to redeem (or call) the bonds at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity.

     Total debt at July 3, 2004 was $1,468,160,000, of which approximately 60% was at fixed rates averaging 5.2% with an average life of 8 years, and the remainder was at floating rates averaging 4.0%, as adjusted for the effect of the interest rate swaps outstanding at July 3, 2004. Certain loan agreements contain typical debt covenants to protect noteholders, including provisions to maintain the company's long-term debt to total capital ratio below a specified level. SYSCO was in compliance with all debt covenants at July 3, 2004.

     The fair value of SYSCO's total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximated $1,459,969,000 at July 3, 2004 and $1,408,631,000 at June 28, 2003, respectively.

     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of July 3, 2004 and June 28, 2003, letters of credit outstanding were $11,001,000 and $14,610,000, respectively.

LEASES

     Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $86,842,000, $83,597,000, and $64,130,000 in fiscal 2004, 2003 and 2002, respectively.
Contingent rentals, subleases and assets and obligations under capital leases are not significant.

     Aggregate minimum lease payments under existing non-capitalized long-term leases are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                   -----------
2005........................................................  $56,750,000
2006........................................................   47,125,000
2007........................................................   33,809,000
2008........................................................   25,518,000
2009........................................................   18,336,000
Later years.................................................   75,545,000

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

     The following summary presents information with regard to options under this plan:

                                                 OPTIONS EXERCISABLE             OPTIONS OUTSTANDING
                                            ------------------------------   ---------------------------
                                              MAXIMUM         WEIGHTED        SHARES        WEIGHTED
                                              SHARES      AVERAGE EXERCISE    UNDER     AVERAGE EXERCISE
                                            EXERCISABLE   PRICE PER SHARE     OPTION    PRICE PER SHARE
                                            -----------   ----------------   --------   ----------------
Balance at June 30, 2001..................    108,378          $5.56          108,378        $5.56
  Exercised...............................                                   (108,378)        5.56
                                                                             --------
Balance at June 29, 2002..................                                         --
                                                                             ========

     All activity under this plan concluded in fiscal 2002.

1991 Stock Option Plan

     The 1991 Stock Option Plan (1991 Plan) was adopted in fiscal 1992 and originally reserved 12,000,000 shares of SYSCO common stock for options to directors, officers and key personnel of the company and its subsidiaries at the market price at the date of grant. The 1991 Plan provided for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified and stock appreciation rights. Vesting requirements for awards under this plan vary by individual grant and include a combination of both time-based and performance-based vesting. The contractual life of all options granted under this plan is 10 years. During fiscal 1996, the shareholders approved an amendment to the 1991 Plan for an additional 32,000,000 shares to be made available for future grants of options. No stock appreciation rights were issued under this plan. No further grants will be made under this plan, which expired in November 2000 and was replaced by the 2000 Stock Incentive Plan.

     The following summary presents information with regard to options under the 1991 Plan:

                                               OPTIONS EXERCISABLE              OPTIONS OUTSTANDING
                                          ------------------------------   -----------------------------
                                            MAXIMUM         WEIGHTED         SHARES         WEIGHTED
                                            SHARES      AVERAGE EXERCISE     UNDER      AVERAGE EXERCISE
                                          EXERCISABLE   PRICE PER SHARE      OPTION     PRICE PER SHARE
                                          -----------   ----------------   ----------   ----------------
Balance at June 30, 2001................   9,095,187         $ 9.02        20,795,101        $13.43
  Cancelled.............................                                     (307,362)        17.28
  Exercised.............................                                   (2,548,393)        10.52
                                                                           ----------
Balance at June 29, 2002................  11,251,541          11.38        17,939,346         13.78
  Cancelled.............................                                     (224,261)        16.33
  Exercised.............................                                   (2,686,279)        11.76
                                                                           ----------
Balance at June 28, 2003................  11,514,379          13.01        15,028,806         14.12
  Cancelled.............................                                     (120,053)        15.25
  Exercised.............................                                   (3,334,121)        12.13
                                                                           ----------
Balance at July 3, 2004.................  10,020,584         $14.50        11,574,632        $14.68
                                                                           ==========

     The following table summarizes information about options outstanding under the 1991 Plan as of July 3, 2004:

                               OPTIONS EXERCISABLE                         OPTIONS OUTSTANDING
                          -----------------------------   -----------------------------------------------------
                                           WEIGHTED                      WEIGHTED AVERAGE          WEIGHTED
                                       AVERAGE EXERCISE                REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICES    SHARES     PRICE PER SHARE      SHARES          LIFE (YRS)         PRICE PER SHARE
------------------------  ----------   ----------------   ----------   ---------------------   ----------------
$6.38 to $8.75........     3,174,767        $ 8.01         3,631,126           2.22                 $ 8.01
$10.94 to $16.28......     3,517,841         14.35         3,881,472           4.83                  14.47
$17.25 to $20.97......     3,327,976         20.86         4,062,034           6.16                  20.84
                          ----------                      ----------
Balance at
  July 3, 2004........    10,020,584        $14.50        11,574,632           4.48                 $14.68
                          ==========                      ==========

2000 Stock Incentive Plan

     The 2000 Stock Incentive Plan (2000 Plan) was adopted in fiscal 2001 and provides for option grants and other stock-based awards to directors, officers and other employees of the company and its subsidiaries at the market price at the date of grant. The 2000 Plan reserves 40,000,000 shares of SYSCO common stock, plus any shares of common stock which were available for grants under the 1991 Plan but which were not utilized prior to its expiration (approximately 8,504,000 shares) and any shares issued under the 1991 Plan that are forfeited, expire or are cancelled (approximately 4,565,000 shares as of July 3, 2004) and up to 10,000,000 shares of common stock which have been reacquired by the company in the open market or in private transactions after November 3, 2000. The 2000 Plan provides for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified, stock appreciation rights and other stock-based awards. Vesting requirements for awards under this plan vary by individual grant and include a combination of both time-based and performance-based vesting. The contractual life of all options granted under this plan through July 3, 2004 is 10 years. To date, the company has issued stock options but no stock appreciation rights under the 2000 Plan. As of July 3, 2004, there were 9,388,820 remaining shares authorized and available for grant. In September 2004, approximately 8,632,750 options were granted to employees.

     The following summary presents information with regard to options under the 2000 Plan:

                                               OPTIONS EXERCISABLE              OPTIONS OUTSTANDING
                                          ------------------------------   -----------------------------
                                            MAXIMUM         WEIGHTED         SHARES         WEIGHTED
                                            SHARES      AVERAGE EXERCISE     UNDER      AVERAGE EXERCISE
                                          EXERCISABLE   PRICE PER SHARE      OPTION     PRICE PER SHARE
                                          -----------   ----------------   ----------   ----------------
Balance at June 30, 2001................          --         $26.16           150,000        $26.16
Granted.................................                                   30,514,910         27.81
Cancelled...............................                                     (445,805)        27.79
                                                                           ----------
Balance at June 29, 2002................   2,422,383          27.77        30,219,105         27.80
Granted.................................                                   13,650,211         30.57
Cancelled...............................                                   (1,332,640)        28.48
Exercised...............................                                     (292,313)        27.79
                                                                           ----------
Balance at June 28, 2003................   5,391,843          27.78        42,244,363         28.67
Granted.................................                                   13,344,746         31.77
Cancelled...............................                                   (1,097,937)        29.45
Exercised...............................                                   (2,223,216)        28.15
                                                                           ----------
Balance at July 3, 2004.................  21,420,393         $28.89        52,267,956        $29.47
                                                                           ==========

     The following table summarizes information about options outstanding under the 2000 Plan as of July 3, 2004:

                               OPTIONS EXERCISABLE                         OPTIONS OUTSTANDING
                          -----------------------------   -----------------------------------------------------
                                           WEIGHTED                      WEIGHTED AVERAGE          WEIGHTED
                                       AVERAGE EXERCISE                REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICES    SHARES     PRICE PER SHARE      SHARES          LIFE (YRS)         PRICE PER SHARE
------------------------  ----------   ----------------   ----------   ---------------------   ----------------
$26.16 to $29.82......    14,000,452        $27.78        26,495,252           7.20                 $27.80
$30.57 to $34.73......     7,419,941         30.98        25,772,704           8.70                  31.18
                          ----------                      ----------
Balance at July 3,
  2004................    21,420,393        $28.89        52,267,956           7.94                 $29.47
                          ==========                      ==========

     The total number of options granted under the 2000 Plan was 13,344,746, 13,650,211 and 30,514,910 in fiscal years 2004, 2003 and 2002, respectively.
During fiscal 2004, 2,482,000 options were granted to approximately 2,400 non-executive employees based on tenure, 821,000 options were granted to 17 executive officers and 10,041,746 options were granted to approximately 2,000 other key employees. During fiscal 2003, 2,311,000 options were granted to approximately 2,300 non-executive employees based on tenure, 942,000 options were granted to 17 executive officers and 10,397,211 options were granted to approximately 2,000 other key employees. During fiscal 2002, 16,265,000 options were granted to approximately 8,800 non-executive employees based on tenure, 1,239,000 options were granted to 17 executive officers and 13,010,910 were granted to approximately 2,300 other key employees. The number of options granted in fiscal 2002 was significantly higher than the number of options granted in fiscal 2003 and fiscal 2004. Part of this increase was due to a new program instituted in fiscal 2002 that provides for stock options to be granted to all non-executive employees who meet certain tenure requirements.

1993 and 1996 Guest Supply Stock Incentive Plans

     Prior to March 2001, Guest Supply, Inc. maintained the 1993 Stock Option Plan and the 1996 Long-Term Incentive Plan (Guest Supply Plans). In connection with SYSCO's acquisition of Guest Supply in March 2001, all outstanding options exercisable to purchase Guest Supply common stock were converted into options to purchase shares of SYSCO common stock. The number of shares underlying such options, as well as the exercise price, were adjusted pursuant to the terms of the Merger Agreement and Plan of Reorganization dated January 22, 2001. These options are fully vested and expire 10 years from the original grant date. No new options will be issued under any of the Guest Supply Plans.

     The following summary presents information with regard to options under the Guest Supply Plans:

                                                 OPTIONS EXERCISABLE             OPTIONS OUTSTANDING
                                            ------------------------------   ---------------------------
                                              MAXIMUM         WEIGHTED        SHARES        WEIGHTED
                                              SHARES      AVERAGE EXERCISE    UNDER     AVERAGE EXERCISE
                                            EXERCISABLE   PRICE PER SHARE     OPTION    PRICE PER SHARE
                                            -----------   ----------------   --------   ----------------
Balance at June 30, 2001..................    562,356          $11.00         562,356        $11.00
Exercised.................................                                    (95,637)        11.89
                                                                             --------
Balance at June 29, 2002..................    466,719           10.82         466,719         10.82
Exercised.................................                                   (134,251)         7.11
                                                                             --------
Balance at June 28, 2003..................    332,468           12.31         332,468         12.31
Exercised.................................                                   (102,780)        10.35
                                                                             --------
Balance at July 3, 2004...................    229,688          $13.19         229,688        $13.19
                                                                             ========

     The following table summarizes information about options outstanding under the Guest Supply Plans as of July 3, 2004:

                               OPTIONS EXERCISABLE                      OPTIONS OUTSTANDING
                            --------------------------   --------------------------------------------------
                                          WEIGHTED                   WEIGHTED AVERAGE          WEIGHTED
                                      AVERAGE EXERCISE             REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICES    SHARES    PRICE PER SHARE    SHARES         LIFE (YRS)         PRICE PER SHARE
------------------------    -------   ----------------   -------   ---------------------   ----------------
$10.00 to $14.84..........  139,898        $10.91        139,898           4.20                 $10.91
$15.95 to $18.43..........   89,790         16.75         89,790           3.55                  16.75
                            -------                      -------
Balance at July 3, 2004...  229,688        $13.19        229,688           3.95                 $13.19
                            =======                      =======

Non-Employee Directors Stock Option Plan and Non-Employee Directors Stock Plan

     The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permitted the issuance of up to 800,000 shares of common stock to non-employee directors. No further grants will be made under this plan, which was replaced by the Non-Employee Directors Stock Plan.

     The Non-Employee Directors Stock Plan adopted in fiscal 1999 permits the issuance of up to 800,000 shares of common stock to non-employee directors. Under this plan, non-employee directors may receive an annual grant of options to purchase shares of common stock if certain earnings goals are met. Vesting requirements for awards under these plans vary by individual grant and include a combination of both time-based and performance-based vesting. The contractual life of all options granted under these plans through July 3, 2004 is 10 years.

     As of July 3, 2004, options for a total of 744,000 shares have been granted under these plans, of which 166,664 have been exercised, 32,000 have been cancelled and 418,936 are available for exercise. As of July 3, 2004, there were 231,734 remaining shares authorized and available for grant under the Non-Employee Directors Stock Plan. In September 2004, 72,000 options were granted to non-employee directors.

     The following table summarizes information about options outstanding under both of the Non-Employee Director Plans as of July 3, 2004:

                               OPTIONS EXERCISABLE                      OPTIONS OUTSTANDING
                            --------------------------   --------------------------------------------------
                                          WEIGHTED                   WEIGHTED AVERAGE          WEIGHTED
                                      AVERAGE EXERCISE             REMAINING CONTRACTUAL   AVERAGE EXERCISE
RANGE OF EXERCISE PRICES    SHARES    PRICE PER SHARE    SHARES         LIFE (YRS)         PRICE PER SHARE
------------------------    -------   ----------------   -------   ---------------------   ----------------
$6.38 to $8.53............  108,000        $ 7.70        108,000           1.58                 $ 7.70
$10.00 to $13.75..........  104,000         12.02        104,000           3.89                  12.02
$19.56 to $25.56..........  163,736         23.24        189,336           6.38                  23.45
$30.45 to $33.94..........   43,200         31.22        144,000           8.71                  31.54
                            -------                      -------
Balance at July 3, 2004...  418,936        $17.27        545,336           5.57                 $20.29
                            =======                      =======

     In addition to the options summarized in the tables above, one-time retainer awards of restricted stock were granted to new non-employee directors in the amount of 4,000 shares with a fair value at date of grant of $34.12 per share in fiscal 2004, 4,000 shares with a fair value at date of grant of $31.47 per share in fiscal 2003 and 4,000 shares with a fair value at date of grant of $24.82 per share in fiscal 2002.

     Non-employee directors may also elect to receive up to 50% of their annual directors' fees in SYSCO common stock. As a result of such elections, a total of 11,640, 12,496 and 13,950 shares with a weighted-average grant date fair value of $30.82, $28.73 and $26.55 per share were issued in fiscal 2004, 2003 and 2002, respectively.

     In total, 128,266 shares of restricted stock have been issued to non-employee directors under the Non-Employee Directors Stock Plan.

Employees' Stock Purchase Plan

     SYSCO has an Employees' Stock Purchase Plan which permits employees (other than directors) to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During fiscal 2004, 1,620,535 shares of SYSCO common stock were purchased by the participants as compared to 1,886,090 shares purchased in fiscal 2003 and 1,784,529 shares purchased in fiscal 2002. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 8,447,356 remained available at July 3, 2004. In July 2004, 417,059 shares were purchased by participants.

Management Incentive Compensation

     SYSCO has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The bonuses earned and expensed under this plan were $77,494,000 in fiscal 2004, $62,486,000 in fiscal 2003 and $51,981,000 in fiscal 2002 and were paid in the following fiscal year in both cash and stock at the election of each participant. A total of 940,843 shares, 861,156 shares and 851,087 shares at a fair value of $29.55, $27.22 and $27.15 were issued pursuant to this plan in fiscal 2004, 2003 and 2002, respectively, for bonuses earned in the preceding fiscal years. As of July 3, 2004, there were 5,347,274 remaining shares that may be issued under the Management Incentive Plan. In August 2004, 1,001,624 shares were issued in payment for the bonuses earned in fiscal 2004 elected to be received in stock. Participants in the Management Incentive Plan also have the option to defer portions of their salary and bonuses pursuant to the Executive Deferred Compensation Plan.

EMPLOYEE BENEFIT PLANS

     SYSCO has defined benefit and defined contribution retirement plans for its employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents.

     SYSCO maintains a qualified retirement plan (Retirement Plan) that pays benefits to employees at retirement, using formulas based on a participant's years of service and compensation.

     The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant's compensation. SYSCO's contributions to this plan were $27,390,000 in 2004, $24,102,000 in 2003, and $23,421,000 in 2002.

     In addition to receiving benefits upon retirement under the company's defined benefit plan, participants in the Management Incentive Plan (see "Management Incentive Compensation" under "Stock Based Compensation Plans") will receive benefits under a Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under the SERP, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $87,104,000 at July 3, 2004 and $74,730,000 at June 28, 2003. These policies are not included as plan assets or in the funded status amounts in the table below. SYSCO is the sole owner and beneficiary of such policies. Projected benefit obligations and accumulated benefit obligations for the SERP were $269,815,000 and $153,652,000, respectively, as of July 3, 2004 and $209,416,000 and $128,071,000,
respectively, as of June 28, 2003.

     The company made cash contributions to its pension plans of $165,512,000 and $164,565,000 in fiscal years 2004 and 2003, respectively, including $160,000,000 in voluntary contributions to the Retirement Plan in both fiscal 2004 and 2003. In fiscal 2005, as in previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements, yet the company anticipates it will make voluntary contributions of approximately $80,000,000. The company's contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2005 contributions to fund benefit payments for the SERP and other post-retirement plans are $6,294,000 and $362,000, respectively.

     Estimated future benefit payments are as follows:

                                                                                  OTHER
                                                                              POSTRETIREMENT
                                                           PENSION BENEFITS       PLANS
                                                           ----------------   --------------
2005.....................................................    $ 22,336,000       $  362,000
2006.....................................................      23,254,000          401,000
2007.....................................................      26,398,000          470,000
2008.....................................................      30,767,000          535,000
2009.....................................................      35,743,000          607,000
Subsequent five years....................................     295,280,000        4,057,000

     The funded status of the defined benefit plans is as follows (including the SERP benefit obligations but excluding from plan assets the cash surrender values of life insurance policies):

                                               PENSION BENEFITS                OTHER POSTRETIREMENT PLANS
                                      ----------------------------------   ----------------------------------
                                       JULY 3, 2004      JUNE 28, 2003      JULY 3, 2004      JUNE 28, 2003
                                      ---------------   ----------------   ---------------   ----------------
Change in benefit obligation:
Benefit obligation at beginning of
  year..............................  $1,028,352,000     $  708,829,000      $ 6,836,000       $ 5,270,000
Service cost........................      74,934,000         51,806,000          422,000           318,000
Interest cost.......................      61,162,000         50,809,000          402,000           372,000
Amendments..........................       2,155,000          4,246,000               --                --
Actuarial loss......................      48,316,000        229,408,000          516,000         1,007,000
Actual expenses.....................      (4,456,000)        (3,443,000)              --                --
Settlements.........................              --          2,401,000               --                --
Total disbursements.................     (18,106,000)       (15,704,000)        (180,000)         (131,000)
                                      --------------     --------------      -----------       -----------
Benefit obligation at end of year...   1,192,357,000      1,028,352,000        7,996,000         6,836,000
                                      --------------     --------------      -----------       -----------
Change in plan assets:
Fair value of plan assets at
  beginning of year.................     605,202,000        456,231,000               --                --
Actual return on plan assets........     111,127,000          3,553,000               --                --
Employer contribution...............     165,512,000        164,565,000          180,000           131,000
Actual expenses.....................      (4,456,000)        (3,443,000)              --                --
Total disbursements.................     (18,106,000)       (15,704,000)        (180,000)         (131,000)
                                      --------------     --------------      -----------       -----------
Fair value of plan assets at end of
  year..............................     859,279,000        605,202,000               --                --
                                      --------------     --------------      -----------       -----------
Funded status.......................    (333,078,000)      (423,150,000)      (7,996,000)       (6,836,000)
Unrecognized net actuarial loss
  (gain)............................     454,468,000        493,829,000         (708,000)       (1,263,000)
Unrecognized net obligation due to
  initial application of SFAS No.
  87/106............................              --            279,000        1,381,000         1,534,000
Unrecognized prior service cost.....      21,230,000         20,382,000        1,196,000         1,397,000
                                      --------------     --------------      -----------       -----------
Net amount recognized...............  $  142,620,000     $   91,340,000      $(6,127,000)      $(5,168,000)
                                      ==============     ==============      ===========       ===========

     Additional information related to SYSCO's defined benefit plans is as follows:

                                                              JULY 3, 2004    JUNE 28, 2003
                                                              -------------   --------------
Net amount recognized consists of:
Prepaid pension cost........................................  $ 243,996,000   $           --
Accrued benefit liability...................................   (153,652,000)    (229,109,000)
Intangible asset............................................     18,563,000       20,661,000
Accumulated other comprehensive loss........................     33,713,000      299,788,000
                                                              -------------   --------------
Net amount recognized.......................................  $ 142,620,000   $   91,340,000
                                                              =============   ==============
Plans with accumulated benefit obligation in excess of fair
  value of plan assets:
Projected benefit obligation................................  $ 269,815,000   $1,028,352,000
Accumulated benefit obligation..............................    153,652,000      834,310,000
Fair value of plan assets at end of year....................             --      605,202,000
Additional information:
Accumulated benefit obligation..............................  $ 954,875,000   $  834,310,000
(Decrease) increase in minimum liability included in other
  comprehensive income......................................   (266,075,000)     193,819,000

     Minimum pension liability adjustments result when the accumulated benefit obligation exceeds the fair value of plan assets and are recorded so that the recorded pension liability is at a minimum equal to the accumulated benefit obligation. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase (or decrease) in the pension liability and an offsetting charge to shareholders' equity, net of tax, through comprehensive income (or loss) rather than net income.

     Amounts reflected in accumulated other comprehensive income (loss) related to minimum pension liability, net of tax, were ($20,733,000) as of July 3, 2004, and ($185,118,000) as of June 28, 2003.

     As a result of changes in assumptions together with the normal growth of the plan, the impact of losses from prior periods and the amount and timing of contributions, net pension costs increased $39,944,000 in fiscal 2004 and is expected to decrease in fiscal 2005 by approximately $7,374,000. The components of net pension costs for each fiscal year are as follows:

                                                                  PENSION BENEFITS
                                                     ------------------------------------------
                                                         2004
                                                      (53 WEEKS)        2003           2002
                                                     ------------   ------------   ------------
Service cost.......................................  $ 74,934,000   $ 51,806,000   $ 46,085,000
Interest cost......................................    61,162,000     50,809,000     42,679,000
Expected return on plan assets.....................   (61,148,000)   (46,462,000)   (43,053,000)
Amortization of prior service cost.................     1,308,000      3,346,000      1,814,000
Recognized net actuarial loss......................    37,697,000     15,341,000      4,658,000
Amortization of net transition obligation..........       279,000       (552,000)      (847,000)
                                                     ------------   ------------   ------------
Net pension costs..................................  $114,232,000   $ 74,288,000   $ 51,336,000
                                                     ============   ============   ============

     The components of other postretirement benefit costs for each fiscal year are as follows:

                                                                OTHER POSTRETIREMENT PLANS
                                                            ----------------------------------
                                                               2004
                                                            (53 WEEKS)     2003        2002
                                                            ----------   ---------   ---------
Service cost..............................................  $  422,000   $ 318,000   $ 263,000
Interest cost.............................................     402,000     372,000     321,000
Expected return on plan assets............................          --          --          --
Amortization of prior service cost........................     202,000     202,000     202,000
Recognized net actuarial gain.............................     (40,000)   (123,000)   (141,000)
Amortization of net transition obligation.................     153,000     153,000     153,000
                                                            ----------   ---------   ---------
Net other postretirement benefit costs....................  $1,139,000   $ 922,000   $ 798,000
                                                            ==========   =========   =========

     Multi-employer pension costs were $29,479,000, $27,808,000, and $27,511,000 in fiscal 2004, 2003 and 2002, respectively.

     Weighted-average assumptions used to determine benefit obligations at year-end were:

                                                     PENSION BENEFITS          OTHER POSTRETIREMENT PLANS
                                               ----------------------------   ----------------------------
                                               JULY 3, 2004   JUNE 28, 2003   JULY 3, 2004   JUNE 28, 2003
                                               ------------   -------------   ------------   -------------
Discount rate................................      6.25%          6.00%           6.25%          6.00%
Rate of compensation increase -- Retirement
  Plan.......................................      5.89           5.89              --             --

For determining the benefit obligations at year-end, the SERP calculations assume annual salary increases of 10% through fiscal 2007 and 7% thereafter as of July 3, 2004 and annual salary increases of 8% through fiscal 2005 and 7% thereafter as of June 28, 2003.

     Weighted-average assumptions used to determine net pension costs and other postretirement benefit costs for each fiscal year were:

                                                                                  OTHER
                                                    PENSION BENEFITS       POSTRETIREMENT PLANS
                                                  ---------------------    --------------------
                                                  2004    2003    2002     2004    2003    2002
                                                  ----    ----    -----    ----    ----    ----
Discount rate...................................  6.00%   7.25%    7.50%   6.00%   7.25%   7.50%
Expected rate of return.........................  9.00    9.50    10.50      --      --      --
Rate of compensation increase --
  Retirement Plan...............................  5.89    5.89     5.89      --      --      --

For determining net pension costs for each fiscal year, the SERP calculations assume annual salary increases of 8% through fiscal 2005 and 7% thereafter for fiscal 2004, 2003 and 2002.

     The measurement date for the pension and other postretirement benefit plans is June 30.

     A healthcare cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

     For guidance in determining the discount rate, SYSCO refers to rates of return on high-quality fixed-income investments, including, among other items, Moody's long-term AA corporate bond yields. The discount rate utilized by SYSCO was 6.25% and 6.00% as of July 3, 2004 and June 28, 2003, respectively. The discount rate assumption is reviewed annually and revised as deemed appropriate.

     The expected long-term rate of return on plan assets is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. The rate of return assumption is reviewed annually and revised as deemed appropriate.

     SYSCO's investment objectives target a mix of investments that can potentially achieve an above-average rate of return. SYSCO has determined that this strategy is appropriate due to the relatively low ratio of retirees as a percentage of participants, low average years of participant service and low average age of participants and is willing to accept the above-average level of short-term risk and variability in returns to attempt to achieve a higher level of long-term returns. As a result, the company's strategy targets a mix of investments which include 70% stocks (including a mix of large capitalization U.S. stocks, small to mid-capitalization U.S. stocks and international stocks) and 30% fixed income investments and cash equivalents.

     The percentage of the fair value of plan assets by asset category is as follows:

                                                              JULY 3, 2004   JUNE 28, 2003
                                                              ------------   -------------
Equity securities...........................................      70.5%           70.3%
Debt securities.............................................      29.5            29.7
                                                                 -----           -----
Total.......................................................     100.0%          100.0%
                                                                 =====           =====

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

                                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                                                 JULY 3, 2004
                                ------------------------------------------------------------------------------
                                                 SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                  SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                                ----------   -------------   -------------------   ------------   ------------
                                                                (IN THOUSANDS)
Current assets................  $  119,526     $     34          $ 3,731,851       $        --     $3,851,411
Investment in subsidiaries....   8,678,729      260,501              173,986        (9,113,216)            --
Plant and equipment, net......     114,385           --            2,052,424                --      2,166,809
Other assets..................     594,811           --            1,234,601                --      1,829,412
                                ----------     --------          -----------       -----------     ----------
Total assets..................  $9,507,451     $260,535          $ 7,192,862       $(9,113,216)    $7,847,632
                                ==========     ========          ===========       ===========     ==========
Current liabilities...........  $  374,144     $ 74,948          $ 2,677,542       $        --     $3,126,634
Intercompany payables
  (receivables)...............   5,298,927      (14,924)          (5,284,003)               --             --
Long-term debt................     981,476      199,496               50,521                --      1,231,493
Other liabilities.............     326,771           --              598,228                --        924,999
Shareholders' equity..........   2,526,133        1,015            9,150,574        (9,113,216)     2,564,506
                                ----------     --------          -----------       -----------     ----------
Total liabilities and
  shareholders' equity........  $9,507,451     $260,535          $ 7,192,862       $(9,113,216)    $7,847,632
                                ==========     ========          ===========       ===========     ==========

                                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                                                JUNE 28, 2003
                                ------------------------------------------------------------------------------
                                                 SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                  SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                                ----------   -------------   -------------------   ------------   ------------
                                                                (IN THOUSANDS)
Current assets................  $  203,219     $    549          $ 3,425,766       $        --     $3,629,534
Investment in subsidiaries....   7,529,006      213,247              217,315        (7,959,568)            --
Plant and equipment, net......      84,023           --            1,838,637                --      1,922,660
Other assets..................     254,047        2,135            1,128,145                --      1,384,327
                                ----------     --------          -----------       -----------     ----------
Total assets..................  $8,070,295     $215,931          $ 6,609,863       $(7,959,568)    $6,936,521
                                ==========     ========          ===========       ===========     ==========
Current liabilities...........  $  171,437     $ 72,399          $ 2,457,293       $        --     $2,701,129
Intercompany payables
  (receivables)...............   4,508,096      (57,185)          (4,450,911)               --             --
Long-term debt................     989,899      199,431               60,137                --      1,249,467
Other liabilities.............     236,069           --              552,325                --        788,394
Shareholders' equity..........   2,164,794        1,286            7,991,019        (7,959,568)     2,197,531
                                ----------     --------          -----------       -----------     ----------
Total liabilities and
  shareholders' equity........  $8,070,295     $215,931          $ 6,609,863       $(7,959,568)    $6,936,521
                                ==========     ========          ===========       ===========     ==========

                                               CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                          YEAR ENDED JULY 3, 2004
                                                                 (53 WEEKS)
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Sales........................  $       --     $     --          $29,335,403       $        --    $29,335,403
Cost of sales................          --           --           23,661,514                --     23,661,514
Operating expenses...........     118,937          109            4,022,184                --      4,141,230
Interest expense (income)....     255,708       13,923             (199,751)               --         69,880
Other, net...................        (372)      (1,028)             (10,965)               --        (12,365)
                               ----------     --------          -----------       -----------    -----------
Total costs and expenses.....     374,273       13,004           27,472,982                --     27,860,259
                               ----------     --------          -----------       -----------    -----------
Earnings (loss) before income
  taxes......................    (374,273)     (13,004)           1,862,421                --      1,475,144
Income tax (benefit)
  provision..................    (144,095)      (5,007)             717,032                --        567,930
Equity in earnings of
  subsidiaries...............   1,137,392        5,267                   --        (1,142,659)            --
                               ----------     --------          -----------       -----------    -----------
Net earnings (loss)..........  $  907,214     $ (2,730)         $ 1,145,389       $(1,142,659)   $   907,214
                               ==========     ========          ===========       ===========    ===========

                                               CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                          YEAR ENDED JUNE 28, 2003
                               ------------------------------------------------------------------------------
                                                SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                 SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                               ----------   -------------   -------------------   ------------   ------------
                                                               (IN THOUSANDS)
Sales........................  $1,651,729     $     --          $24,488,608       $        --    $26,140,337
Cost of sales................   1,278,537           --           19,701,019                --     20,979,556
Operating expenses...........     377,861          975            3,457,671                --      3,836,507
Interest expense (income)....     355,192       10,586             (293,544)               --         72,234
Other, net...................         272           --               (8,619)               --         (8,347)
                               ----------     --------          -----------       -----------    -----------
Total costs and expenses.....   2,011,862       11,561           22,856,527                --     24,879,950
                               ----------     --------          -----------       -----------    -----------
Earnings (loss) before income
  taxes......................    (360,133)     (11,561)           1,632,081                --      1,260,387
Income tax (benefit)
  provision..................    (137,751)      (4,422)             624,272                --        482,099
Equity in earnings of
  subsidiaries...............   1,000,670        7,204                   --        (1,007,874)            --
                               ----------     --------          -----------       -----------    -----------
Net earnings.................  $  778,288     $     65          $ 1,007,809       $(1,007,874)   $   778,288
                               ==========     ========          ===========       ===========    ===========

                                                CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                           YEAR ENDED JUNE 29, 2002
                                ------------------------------------------------------------------------------
                                                 SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                  SYSCO      INTERNATIONAL      SUBSIDIARIES       ELIMINATIONS      TOTALS
                                ----------   -------------   -------------------   ------------   ------------
                                                                (IN THOUSANDS)
Sales.........................  $3,120,292      $    --          $20,230,212        $      --     $23,350,504
Cost of sales.................   2,430,815           --           16,291,348               --      18,722,163
Operating expenses............     554,731          103            2,912,545               --       3,467,379
Interest expense (income).....     271,616        1,386             (210,105)              --          62,897
Other, net....................          83           --               (2,888)              --          (2,805)
                                ----------      -------          -----------        ---------     -----------
Total costs and expenses......   3,257,245        1,489           18,990,900               --      22,249,634
                                ----------      -------          -----------        ---------     -----------
Earnings (loss) before income
  taxes.......................    (136,953)      (1,489)           1,239,312               --       1,100,870
Income tax (benefit)
  provision...................     (52,385)        (569)             474,037               --         421,083
Equity in earnings of
  subsidiaries................     764,355        2,139                   --         (766,494)             --
                                ----------      -------          -----------        ---------     -----------
Net earnings..................  $  679,787      $ 1,219          $   765,275        $(766,494)    $   679,787
                                ==========      =======          ===========        =========     ===========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                            YEAR ENDED JULY 3, 2004
                                                                   (53 WEEKS)
                                         --------------------------------------------------------------
                                                         SYSCO       OTHER NON-GUARANTOR   CONSOLIDATED
                                           SYSCO     INTERNATIONAL      SUBSIDIARIES          TOTALS
                                         ---------   -------------   -------------------   ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used for):
Operating activities...................  $(171,732)    $ 24,676          $1,336,578         $1,189,522
Investing activities...................   (193,274)          --            (490,537)          (683,811)
Financing activities...................   (597,137)     (27,923)            (16,791)          (641,851)
Exchange rate on cash..................         --           --              (1,601)            (1,601)
Intercompany activity..................    843,607        2,733            (846,340)                --
                                         ---------     --------          ----------         ----------
Net (decrease) in cash.................   (118,536)        (514)            (18,691)          (137,741)
Cash at the beginning of the period....    206,043          514             130,890            337,447
                                         ---------     --------          ----------         ----------
Cash at the end of the period..........  $  87,507     $     --          $  112,199         $  199,706
                                         =========     ========          ==========         ==========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                            YEAR ENDED JUNE 28, 2003
                                         ---------------------------------------------------------------
                                                          SYSCO       OTHER NON-GUARANTOR   CONSOLIDATED
                                           SYSCO      INTERNATIONAL      SUBSIDIARIES          TOTALS
                                         ----------   -------------   -------------------   ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used for):
Operating activities...................  $ (180,033)    $(28,100)         $ 1,580,973        $1,372,840
Investing activities...................    (307,303)          --             (374,522)         (681,825)
Financing activities...................    (576,747)      38,594              (12,375)         (550,528)
Exchange rate on cash..................          --           --               (1,479)           (1,479)
Intercompany activity..................   1,177,679      (19,986)          (1,157,693)               --
                                         ----------     --------          -----------        ----------
Net increase (decrease) in cash........     113,596       (9,492)              34,904           139,008
Cash at the beginning of the period....      92,447       10,006               95,986           198,439
                                         ----------     --------          -----------        ----------
Cash at the end of the period..........  $  206,043     $    514          $   130,890        $  337,447
                                         ==========     ========          ===========        ==========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                            YEAR ENDED JUNE 29, 2002
                                         --------------------------------------------------------------
                                                         SYSCO       OTHER NON-GUARANTOR   CONSOLIDATED
                                           SYSCO     INTERNATIONAL      SUBSIDIARIES          TOTALS
                                         ---------   -------------   -------------------   ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used for):
Operating activities...................  $  90,129     $  (1,081)         $ 995,932         $1,084,980
Investing activities...................   (102,038)     (222,420)          (337,842)          (662,300)
Financing activities...................   (584,151)      262,586            (38,419)          (359,984)
Intercompany activity..................    648,675       (29,079)          (619,596)                --
                                         ---------     ---------          ---------         ----------
Net increase in cash...................     52,615        10,006                 75             62,696
Cash at the beginning of the period....     39,832            --             95,911            135,743
                                         ---------     ---------          ---------         ----------
Cash at the end of the period..........  $  92,447     $  10,006          $  95,986         $  198,439
                                         =========     =========          =========         ==========

BUSINESS SEGMENT INFORMATION

     The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. "Other" financial information is attributable to the company's other segments, including the company's specialty produce, custom-cut meat, Asian cuisine foodservice and lodging industry products segments. The company's Canadian operations are not significant for geographical disclosure purposes.

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

     The following table sets forth the financial information for SYSCO's business segments:

                                                                      FISCAL YEAR
                                                      -------------------------------------------
                                                           2004
                                                        (53 WEEKS)         2003          2002
                                                      ---------------   -----------   -----------
                                                                    (IN THOUSANDS)
Sales:
  Broadline.........................................    $23,718,955     $21,489,862   $19,163,449
  SYGMA.............................................      3,548,693       2,916,174     2,671,110
  Other.............................................      2,383,692       2,003,060     1,707,229
  Intersegment sales................................       (315,937)       (268,759)     (191,284)
                                                        -----------     -----------   -----------
  Total.............................................    $29,335,403     $26,140,337   $23,350,504
                                                        ===========     ===========   ===========
Earnings before income taxes:
  Broadline.........................................    $ 1,459,945     $ 1,276,059   $ 1,131,234
  SYGMA.............................................         25,543          23,838        23,045
  Other.............................................         79,502          51,163        48,840
                                                        -----------     -----------   -----------
  Total segments....................................      1,564,990       1,351,060     1,203,119
  Unallocated corporate expenses....................        (89,846)        (90,673)     (102,249)
                                                        -----------     -----------   -----------
  Total.............................................    $ 1,475,144     $ 1,260,387   $ 1,100,870
                                                        ===========     ===========   ===========
Depreciation and amortization:
  Broadline.........................................    $   221,699     $   213,877   $   200,881
  SYGMA.............................................         18,684          17,479        16,237
  Other.............................................         18,698          17,669        19,181
                                                        -----------     -----------   -----------
  Total segments....................................        259,081         249,025       236,299
  Corporate.........................................         24,514          24,117        41,952
                                                        -----------     -----------   -----------
  Total.............................................    $   283,595     $   273,142   $   278,251
                                                        ===========     ===========   ===========
Capital expenditures:
  Broadline.........................................    $   342,374     $   338,346   $   361,284
  SYGMA.............................................         24,475          17,898        20,941
  Other.............................................         33,782          18,519        13,634
                                                        -----------     -----------   -----------
  Total segments....................................        400,631         374,763       395,859
  Corporate.........................................        129,455          60,874        20,534
                                                        -----------     -----------   -----------
  Total.............................................    $   530,086     $   435,637   $   416,393
                                                        ===========     ===========   ===========
Assets:
  Broadline.........................................    $ 4,792,595     $ 4,513,533   $ 3,983,216
  SYGMA.............................................        240,418         190,406       176,093
  Other.............................................        588,275         501,236       424,982
                                                        -----------     -----------   -----------
  Total segments....................................      5,621,288       5,205,175     4,584,291
  Corporate.........................................      2,226,344       1,731,346     1,405,462
                                                        -----------     -----------   -----------
  Total.............................................    $ 7,847,632     $ 6,936,521   $ 5,989,753
                                                        ===========     ===========   ===========

     The sales mix for the principal product categories for each fiscal year is as follows:

                                                           2004
                                                        (53 WEEKS)       2003          2002
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
Fresh and frozen meats................................  $ 5,533,217   $ 4,671,794   $ 4,169,232
Canned and dry products...............................    5,370,859     4,966,046     4,382,840
Frozen fruits, vegetables, bakery and other...........    3,946,468     3,607,449     3,104,442
Poultry...............................................    3,166,806     2,666,831     2,346,308
Dairy products........................................    2,766,425     2,264,145     2,139,739
Fresh produce.........................................    2,329,638     2,228,954     1,990,071
Paper and disposables.................................    2,225,532     2,053,362     1,840,534
Seafood...............................................    1,559,133     1,474,140     1,332,539
Beverage products.....................................      928,073       809,562       728,624
Janitorial products...................................      655,305       591,663       543,168
Equipment and smallwares..............................      625,801       592,234       593,741
Medical supplies......................................      228,146       214,157       179,266
                                                        -----------   -----------   -----------
Total.................................................  $29,335,403   $26,140,337   $23,350,504
                                                        ===========   ===========   ===========

QUARTERLY RESULTS (UNAUDITED)

     Financial information for each quarter in the years ended July 3, 2004 and June 28, 2003 is set forth below:

                                                 FISCAL QUARTER ENDED
                                 ----------------------------------------------------
                                                                             JULY 3     FISCAL YEAR
2004                             SEPTEMBER 27   DECEMBER 27    MARCH 27    (14 WEEKS)   (53 WEEKS)
----                             ------------   -----------   ----------   ----------   -----------
                                                (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales..........................   $7,134,281    $7,036,520    $7,025,585   $8,139,017   $29,335,403
Cost of sales..................    5,753,767     5,669,399     5,684,192    6,554,156    23,661,514
Operating expenses.............    1,024,336       996,853     1,008,493    1,111,548     4,141,230
Interest expense...............       18,631        16,376        15,737       19,136        69,880
Other, net.....................       (1,983)       (7,052)       (1,250)      (2,080)      (12,365)
                                  ----------    ----------    ----------   ----------   -----------
Earnings before income taxes...      339,530       360,944       318,413      456,257     1,475,144
Income taxes...................      130,719       138,963       122,589      175,659       567,930
                                  ----------    ----------    ----------   ----------   -----------
Net earnings...................   $  208,811    $  221,981    $  195,824   $  280,598   $   907,214
                                  ==========    ==========    ==========   ==========   ===========
Per share:
  Basic net earnings...........   $     0.32    $     0.34    $     0.31   $     0.44   $      1.41
  Diluted net earnings.........         0.32          0.34          0.30         0.43          1.37
  Dividends declared...........         0.11          0.13          0.13         0.13          0.50
  Market price -- high/low.....        34-29         38-31         41-35        40-35         41-29

                                                 FISCAL QUARTER ENDED
                                 ----------------------------------------------------
2003                             SEPTEMBER 28   DECEMBER 28    MARCH 29     JUNE 28     FISCAL YEAR
----                             ------------   -----------   ----------   ----------   -----------
                                                (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                                (IN THOUSANDS EXCEPT FOR SHARE DATA)
Sales..........................   $6,424,422    $6,348,797    $6,395,278   $6,971,840   $26,140,337
Cost of sales..................    5,154,704     5,097,716     5,144,473    5,582,663    20,979,556
Operating expenses.............      960,635       937,290       962,459      976,123     3,836,507
Interest expense...............       16,828        17,503        18,276       19,627        72,234
Other, net.....................       (3,412)       (2,606)       (2,661)         332        (8,347)
                                  ----------    ----------    ----------   ----------   -----------
Earnings before income taxes...      295,667       298,894       272,731      393,095     1,260,387
Income taxes...................      113,093       114,327       104,320      150,359       482,099
                                  ----------    ----------    ----------   ----------   -----------
Net earnings...................   $  182,574    $  184,567    $  168,411   $  242,736   $   778,288
                                  ==========    ==========    ==========   ==========   ===========
Per share:
  Basic net earnings...........   $     0.28    $     0.28    $     0.26   $     0.38   $      1.20
  Diluted net earnings.........         0.28          0.28          0.26         0.37          1.18
  Dividends declared...........         0.09          0.11          0.11         0.11          0.42
  Market price -- high/low.....        31-21         33-28         31-23        32-25         33-21
PERCENTAGE INCREASES -- 2004 VS. 2003:
Sales..........................           11%           11%           10%          17%           12%
Earnings before income taxes...           15            21            17           16            17
Net earnings...................           14            20            16           16            17
Basic net earnings per share...           14            21            19           16            18
Diluted net earnings per
  share........................           14            21            15           16            16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of July 3, 2004, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of July 3, 2004 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, the company's management noted that no changes occurred during the fourth quarter of fiscal 2004 that materially affected, or would be reasonably likely to materially affect, the company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in our proxy statement for the 2004 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit Committee" and "Corporate Governance."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in our proxy statement for the 2004 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: "Director Compensation" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is included in our proxy statement for the 2004 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: "Stock Ownership" and "Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in our proxy statement for the 2004 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: "Certain Relationships."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is included in our proxy statement for the 2004 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: "Fees Paid to Independent Public Accountants."

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

        1. All financial statements. See index to Consolidated Financial Statements on page 30 of this Form 10-K.

        2. Financial Statement Schedule. See page S-1 of this Form 10-K.

          3. Exhibits.

   3(a)   --   Restated Certificate of Incorporation, incorporated by
               reference to Exhibit 3(a) to Form 10-K for the year ended
               June 28, 1997 (File No. 1-6544).
   3(b)   --   Amended and Restated Bylaws of Sysco Corporation dated
               February 8, 2002, incorporated by reference to Exhibit 3(b)
               to Form 10-Q for the quarter ended December 29, 2001 (File
               No. 1-6544).
   3(c)   --   Form of Amended Certificate of Designation, Preferences and
               Rights of Series A Junior Participating Preferred Stock,
               incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
   3(d)   --   Certificate of Amendment of Certificate of Incorporation
               increasing authorized shares, incorporated by reference to
               Exhibit 3(d) to Form 10-Q for the quarter ended January 1,
               2000 (File No. 1-6544).
   3(e)   --   Certificate of Amendment to Restated Certificate of
               Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended
               December 27, 2003 (File No. 1-6544).
   4(a)   --   Sixth Amendment and Restatement of Competitive Advance and
               Revolving Credit Facility Agreement dated May 31, 1996,
               incorporated by reference to Exhibit 4(a) to Form 10-K in
               the year ended June 27, 1996 (File No. 1-6544).
   4(b)   --   Agreement and Seventh Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 27,
               1997, incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
   4(c)   --   Agreement and Eighth Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 22,
               1998, incorporated by reference to Exhibit 4(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
   4(d)   --   Senior Debt Indenture, dated as of June 15, 1995, between
               Sysco Corporation and First Union National Bank of North
               Carolina, Trustee, incorporated by reference to Exhibit 4(a)
               to Registration Statement on Form S-3 filed June 6, 1995
               (File No. 33-60023).
   4(e)   --   First Supplemental Indenture, dated June 27, 1995, between
               Sysco Corporation and First Union National Bank of North
               Carolina, Trustee as amended, incorporated by reference to
               Exhibit 4(e) to Form 10-K for the year ended June 29, 1996
               (File No. 1-6544).
   4(f)   --   Second Supplemental Indenture, dated as of May 1, 1996,
               between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee as amended, incorporated by
               reference to Exhibit 4(f) to Form 10-K for the year ended
               June 29, 1996 (File No. 1-6544).
   4(g)   --   Third Supplemental Indenture, dated as of April 25, 1997,
               between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee, incorporated by reference to
               Exhibit 4(g) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
   4(h)   --   Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee, incorporated by reference to
               Exhibit 4(h) to Form 10-K for the year ended June 28,1997
               (File No. 1-6544).
   4(i)   --   Fifth Supplemental Indenture, dated as of July 27, 1998
               between Sysco Corporation and First Union National Bank,
               Trustee, incorporated by reference to Exhibit 4(h) to Form
               10-K for the year ended June 27, 1998 (File No. 1-6544).

   4(j)   --   Agreement and Ninth Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of December 1,
               1999, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
   4(k)   --   Sixth Supplemental Indenture dated April 5, 2002 between
               Sysco Corporation and Wachovia Bank, National Association,
               incorporated by reference to Exhibit 4.1 to Form 8-K dated
               April 5, 2002.
   4(l)   --   Indenture dated May 23, 2002 between Sysco International,
               Co., Sysco Corporation and Wachovia Bank, National
               Association, incorporated by reference to Exhibit 4.1 to
               Registration Statement on Form S-4 filed August 21, 2002
               (File No. 333-98489).
   4(m)   --   Credit Agreement dated September 13, 2002 by and among SYSCO
               Corporation, JPMorgan Chase Bank, individually and as
               Administrative Agent, the Co-Syndication Agents named
               therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 filed on May 13, 2003
               (File No. 1-6544).
   4(n)   --   Seventh Supplemental Indenture, including form of Note,
               dated March 5, 2004 between SYSCO Corporation, as Issuer,
               and Wachovia Bank, National Association (formerly First
               Union National Bank of North Carolina), as Trustee,
               incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).
  10(a)+  --   Amended and Restated Sysco Corporation Executive Deferred
               Compensation Plan, incorporated by reference to Exhibit
               10(a) to Form 10-K for the year ended July 1, 1995 (File No.
               1-6544).
  10(b)+  --   Fifth Amended and Restated Sysco Corporation Supplemental
               Executive Retirement Plan, incorporated by reference to
               Exhibit 10(b) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(c)+  --   Sysco Corporation Employee Incentive Stock Option Plan,
               incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(d)+  --   Sysco Corporation 1995 Management Incentive Plan,
               incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).
  10(e)+  --   Sysco Corporation 1991 Stock Option Plan, incorporated by
               reference to Exhibit 10(e) to Form 10-K for the year ended
               July 3, 1999 (File No. 1-6544).
  10(f)+  --   Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to
               Exhibit 10(f) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(g)+  --   Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to
               Exhibit 10(g) to Form 10-K for the year ended July 3, 1999
               (File No. 1-6544).
  10(h)+  --   Sysco Corporation Amended and Restated Non-Employee
               Directors Stock Option Plan, incorporated by reference to
               Exhibit 10(g) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(i)+  --   Amendment to the Amended and Restated Non-Employee Directors
               Stock Option Plan dated effective November 5, 1998,
               incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(j)+  --   Sysco Corporation Non-Employee Directors Stock Plan,
               incorporated by reference to Appendix A of the 1998 Proxy
               Statement (File No. 1-6544).
  10(k)   --   Amended and Restated Shareholder Rights Agreement,
               incorporated by reference to Registration Statement on Form
               8-A/A, filed May 29, 1996 (File No. 1-6544).
  10(l)   --   Amendment to the Amended and Restated Shareholder Rights
               Agreement dated as of May 20, 1996, incorporated by
               reference to Exhibit 1 to Registration Statement on Form
               8-A/A, filed July 16, 1999 (File No. 1-6544).
  10(m)+  --   Sysco Corporation Split Dollar Life Insurance Plan,
               incorporated by reference to Exhibit 10(m) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

  10(n)+  --   Executive Compensation Adjustment Agreement -- Bill M.
               Lindig, incorporated by reference to Exhibit 10(n) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(o)+  --   Executive Compensation Adjustment Agreement -- Charles H.
               Cotros, incorporated by reference to Exhibit 10(o) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(p)+  --   First Amendment to Fifth Amended and Restated Sysco
               Corporation Supplemental Executive Retirement Plan dated
               effective June 29, 1997, incorporated by reference to
               Exhibit 10(p) to Form 10-Q for the quarter ended January 1,
               2000 (File No. 1-6544).
  10(q)+  --   First Amendment to Amended and Restated Sysco Corporation
               Executive Deferred Compensation Plan dated effective June
               29, 1997, incorporated by reference to Exhibit 10(q) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(r)+  --   First Amendment to Sysco Corporation 1995 Management
               Incentive Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(r) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
  10(s)+  --   2000 Management Incentive Plan, incorporated by reference to
               Appendix A to Proxy Statement filed September 25, 2000 (File
               No. 1-6544).
  10(t)+  --   2000 Stock Incentive Plan, incorporated by reference to
               Appendix B to Proxy Statement filed on September 25, 2000
               (File No. 1-6544).
  10(u)+  --   Amended and Restated Non-Employee Directors Stock Plan,
               incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).
  10(v)+  --   Second Amendment dated as of May 10, 2000, to the Fifth
               Amended and Restated SYSCO Corporation Supplemental
               Executive Retirement Plan, incorporated by reference to
               Exhibit 10(a) to Form 10-Q for the quarter ended September
               30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(w)+  --   Second Amendment dated as of May 10, 2000, to Amended and
               Restated SYSCO Corporation Executive Deferred Compensation
               Plan, incorporated by reference to Exhibit 10(b) to Form
               10-Q for the quarter ended September 30, 2000 filed on
               November 13, 2000 (File No. 1-6544).
  10(x)+  --   First Amendment dated as of May 10, 2000 to Amended and
               Restated SYSCO Corporation Board of Directors Deferred
               Compensation Plan, incorporated by reference to Exhibit
               10(c) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(y)+  --   First Amendment, dated September 1, 2000, to the Executive
               Compensation Adjustment Agreement between Sysco and Charles
               H. Cotros, incorporated by reference to Exhibit 10(d) to
               Form 10-Q for the quarter ended September 30, 2000 filed on
               November 13, 2000 (File No. 1-6544).
  10(z)+  --   Equity Deferral Plan dated April 1, 2002, incorporated by
               reference to Exhibit 10(z) to Form 10-K for the year ended
               June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
 10(aa)+  --   Second Amended and Restated Board of Directors Deferred
               Compensation Plan dated April 1, 2002, incorporated by
               reference to Exhibit 10(aa) to Form 10-K for the year ended
               June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
 10(bb)+  --   First Amendment to Second Amended and Restated Board of
               Directors Deferred Compensation Plan dated July 12, 2002,
               incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002
               (File No. 1-6544).
 10(cc)+  --   Second Amended and Restated Executive Deferred Compensation
               Plan dated April 1, 2002, incorporated by reference to
               Exhibit 10(cc) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
 10(dd)+  --   First Amendment to Second Amended and Restated Executive
               Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year
               ended June 29, 2002 filed on September 25, 2002 (File No.
               1-6544).
 10(ee)+  --   Third Amendment to Fifth Amended and Restated Supplemental
               Executive Retirement Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year
               ended June 29, 2002 filed on September 25, 2002 (File No.
               1-6544).

 10(ff)+  --   Retiree Equity Deferral Plan Effective November 22, 2002,
               incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended December 28, 2002 filed on February 10,
               2003 (File No. 1-6544).
 10(gg)+# --   Second Amendment to Second Amended and Restated Executive
               Deferred Compensation Agreement effective July 9, 2004.
 10(hh)+# --   Fourth Amendment to Fifth Amended and Restated Supplemental
               Executive Retirement Plan effective July 9, 2004.
 10(ii)+# --   Executive Severance Agreement dated July 6, 2004 between
               SYSCO Corporation and Richard J. Schnieders.
 10(jj)+# --   Form of Executive Severance Agreement between SYSCO
               Corporation and each of Thomas E. Lankford (dated July 12,
               2004), John K. Stubblefield, Jr. (dated July 6, 2004),
               Kenneth F. Spitler (dated July 14, 2004) and Larry J.
               Accardi (dated August 18, 2004).
 10(kk)+# --   Form of First Amendment dated September 3, 2004 to Executive
               Severance Agreement between SYSCO Corporation and each of
               Richard J. Schnieders, Thomas E. Lankford, John K.
               Stubblefield, Jr., Kenneth F. Spitler and Larry J. Accardi.
 10(ll)+  --   2004 Long-Term Incentive Cash Plan dated September 3, 2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).
 10(mm)+  --   Form of Performance Unit Grant Agreement issued to executive officers effective September 3, 2004 under the Long-Term
               Incentive Cash Plan, incorporated by reference to Exhibit
               10(b) to Form 8-K filed on September 10, 2004 (File No.
               1-6544).
 10(nn)+  --   Form of Stock Option Grant Agreement issued to executive
               officers on September 2, 2004 under the 2000 Stock Incentive
               Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).
 10(oo)+  --   Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee
               Directors Stock Plan, incorporated by reference to Exhibit
               10(b) to Form 8-K filed on September 9, 2004 (File No.
               1-6544).
 10(pp)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on August 31, 1995 under the 1991 Stock Option
               Plan.
 10(qq)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 5, 1996 under the 1991 Stock Option
               Plan.
 10(rr)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 4, 1997 under the 1991 Stock Option
               Plan.
 10(ss)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 3, 1998 under the 1991 Stock Option
               Plan.
 10(tt)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 2, 1999 under the 1991 Stock Option
               Plan.
 10(uu)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 7, 2000 under the 1991 Stock Option
               Plan.
 10(vv)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 11, 2001 under the 2000 Stock
               Incentive Plan.
 10(ww)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 11, 2001 under the 2000 Stock
               Incentive Plan.
 10(xx)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 12, 2002 under the 2000 Stock
               Incentive Plan.
 10(yy)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 11, 2003 under the 2000 Stock
               Incentive Plan.
     21#  --   Subsidiaries of the Registrant.
     23#  --   Independent Public Accountants' Consent.
  31(a)#  --   CEO Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
  31(b)#  --   CFO Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act. of 2002
  32(a)#  --   CEO Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

  32(b)#  --   CFO Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

---------------

+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#  Filed Herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of September, 2004.

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

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:


               /s/ RICHARD J. SCHNIEDERS                     Chairman of the Board and Chief Executive
 ------------------------------------------------------        Officer (principal executive officer)
                 Richard J. Schnieders


             /s/ JOHN K. STUBBLEFIELD, JR.                     Executive Vice President, Finance and
 ------------------------------------------------------                   Administration
               John K. Stubblefield, Jr.                   (principal financial and accounting officer)

DIRECTORS:


                 /s/ COLIN G. CAMPBELL                                /s/ FRANK H. RICHARDSON
 ------------------------------------------------------    ---------------------------------------------
                   Colin G. Campbell                                    Frank H. Richardson


                  /s/ JUDITH B. CRAVEN                               /s/ RICHARD J. SCHNIEDERS
 ------------------------------------------------------    ---------------------------------------------
                    Judith B. Craven                                   Richard J. Schnieders


                  /s/ JONATHAN GOLDEN                                  /s/ PHYLLIS S. SEWELL
 ------------------------------------------------------    ---------------------------------------------
                    Jonathan Golden                                      Phyllis S. Sewell


               /s/ JOSEPH A. HAFNER, JR.                           /s/ JOHN K. STUBBLEFIELD, JR.
 ------------------------------------------------------    ---------------------------------------------
                 Joseph A. Hafner, Jr.                               John K. Stubblefield, Jr.


                 /s/ THOMAS E. LANKFORD                               /s/ RICHARD G. TILGHMAN
 ------------------------------------------------------    ---------------------------------------------
                   Thomas E. Lankford                                   Richard G. Tilghman


                 /s/ RICHARD G. MERRILL                                 /s/ JACKIE M. WARD
 ------------------------------------------------------    ---------------------------------------------
                   Richard G. Merrill                                     Jackie M. Ward

                       SYSCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT    CHARGED TO      CHARGED TO                   BALANCE AT
                                      BEGINNING OF    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS      END OF
                       DESCRIPTION       PERIOD       EXPENSES      DESCRIBE(1)     DESCRIBE(2)     PERIOD
                       ------------   ------------   -----------   --------------   -----------   -----------
For year ended June
  29, 2002...........  Allowance      $43,112,000    $25,904,000    $(12,610,000)   $26,068,000   $30,338,000
                       for doubtful
                       accounts
For year ended June
  28, 2003...........  Allowance      $30,338,000    $27,133,000    $  2,305,000    $24,771,000   $35,005,000
                       for doubtful
                       accounts
For year ended July
  3, 2004............  Allowance      $35,005,000    $27,392,000    $    263,000    $28,485,000   $34,175,000
                       for doubtful
                       accounts

---------------

(1) Allowance accounts resulting from acquisitions and other adjustments.

(2) Customer accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   3(a)   --   Restated Certificate of Incorporation, incorporated by
               reference to Exhibit 3(a) to Form 10-K for the year ended
               June 28, 1997 (File No. 1-6544).
   3(b)   --   Amended and Restated Bylaws of Sysco Corporation dated
               February 8, 2002, incorporated by reference to Exhibit 3(b)
               to Form 10-Q for the quarter ended December 29, 2001 (File
               No. 1-6544).
   3(c)   --   Form of Amended Certificate of Designation, Preferences and
               Rights of Series A Junior Participating Preferred Stock,
               incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
   3(d)   --   Certificate of Amendment of Certificate of Incorporation
               increasing authorized shares, incorporated by reference to
               Exhibit 3(d) to Form 10-Q for the quarter ended January 1,
               2000 (File No. 1-6544).
   3(e)   --   Certificate of Amendment to Restated Certificate of
               Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended
               December 27, 2003 (File No. 1-6544).
   4(a)   --   Sixth Amendment and Restatement of Competitive Advance and
               Revolving Credit Facility Agreement dated May 31, 1996,
               incorporated by reference to Exhibit 4(a) to Form 10-K in
               the year ended June 27, 1996 (File No. 1-6544).
   4(b)   --   Agreement and Seventh Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 27,
               1997, incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
   4(c)   --   Agreement and Eighth Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of June 22,
               1998, incorporated by reference to Exhibit 4(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
   4(d)   --   Senior Debt Indenture, dated as of June 15, 1995, between
               Sysco Corporation and First Union National Bank of North
               Carolina, Trustee, incorporated by reference to Exhibit 4(a)
               to Registration Statement on Form S-3 filed June 6, 1995
               (File No. 33-60023).
   4(e)   --   First Supplemental Indenture, dated June 27, 1995, between
               Sysco Corporation and First Union National Bank of North
               Carolina, Trustee as amended, incorporated by reference to
               Exhibit 4(e) to Form 10-K for the year ended June 29, 1996
               (File No. 1-6544).
   4(f)   --   Second Supplemental Indenture, dated as of May 1, 1996,
               between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee as amended, incorporated by
               reference to Exhibit 4(f) to Form 10-K for the year ended
               June 29, 1996 (File No. 1-6544).
   4(g)   --   Third Supplemental Indenture, dated as of April 25, 1997,
               between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee, incorporated by reference to
               Exhibit 4(g) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
   4(h)   --   Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of
               North Carolina, Trustee, incorporated by reference to
               Exhibit 4(h) to Form 10-K for the year ended June 28,1997
               (File No. 1-6544).
   4(i)   --   Fifth Supplemental Indenture, dated as of July 27, 1998
               between Sysco Corporation and First Union National Bank,
               Trustee, incorporated by reference to Exhibit 4(h) to Form
               10-K for the year ended June 27, 1998 (File No. 1-6544).
   4(j)   --   Agreement and Ninth Amendment to Competitive Advance and
               Revolving Credit Facility Agreement dated as of December 1,
               1999, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
   4(k)   --   Sixth Supplemental Indenture dated April 5, 2002 between
               Sysco Corporation and Wachovia Bank, National Association,
               incorporated by reference to Exhibit 4.1 to Form 8-K dated
               April 5, 2002.
   4(l)   --   Indenture dated May 23, 2002 between Sysco International,
               Co., Sysco Corporation and Wachovia Bank, National
               Association, incorporated by reference to Exhibit 4.1 to
               Registration Statement on Form S-4 filed August 21, 2002
               (File No. 333-98489).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   4(m)   --   Credit Agreement dated September 13, 2002 by and among SYSCO
               Corporation, JPMorgan Chase Bank, individually and as
               Administrative Agent, the Co-Syndication Agents named
               therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 filed on May 13, 2003
               (File No. 1-6544).
   4(n)   --   Seventh Supplemental Indenture, including form of Note,
               dated March 5, 2004 between SYSCO Corporation, as Issuer,
               and Wachovia Bank, National Association (formerly First
               Union National Bank of North Carolina), as Trustee,
               incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).
  10(a)+  --   Amended and Restated Sysco Corporation Executive Deferred
               Compensation Plan, incorporated by reference to Exhibit
               10(a) to Form 10-K for the year ended July 1, 1995 (File No.
               1-6544).
  10(b)+  --   Fifth Amended and Restated Sysco Corporation Supplemental
               Executive Retirement Plan, incorporated by reference to
               Exhibit 10(b) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(c)+  --   Sysco Corporation Employee Incentive Stock Option Plan,
               incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(d)+  --   Sysco Corporation 1995 Management Incentive Plan,
               incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).
  10(e)+  --   Sysco Corporation 1991 Stock Option Plan, incorporated by
               reference to Exhibit 10(e) to Form 10-K for the year ended
               July 3, 1999 (File No. 1-6544).
  10(f)+  --   Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to
               Exhibit 10(f) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(g)+  --   Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to
               Exhibit 10(g) to Form 10-K for the year ended July 3, 1999
               (File No. 1-6544).
  10(h)+  --   Sysco Corporation Amended and Restated Non-Employee
               Directors Stock Option Plan, incorporated by reference to
               Exhibit 10(g) to Form 10-K for the year ended June 28, 1997
               (File No. 1-6544).
  10(i)+  --   Amendment to the Amended and Restated Non-Employee Directors
               Stock Option Plan dated effective November 5, 1998,
               incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
  10(j)+  --   Sysco Corporation Non-Employee Directors Stock Plan,
               incorporated by reference to Appendix A of the 1998 Proxy
               Statement (File No. 1-6544).
  10(k)   --   Amended and Restated Shareholder Rights Agreement,
               incorporated by reference to Registration Statement on Form
               8-A/A, filed May 29, 1996 (File No. 1-6544).
  10(l)   --   Amendment to the Amended and Restated Shareholder Rights
               Agreement dated as of May 20, 1996, incorporated by
               reference to Exhibit 1 to Registration Statement on Form
               8-A/A, filed July 16, 1999 (File No. 1-6544).
  10(m)+  --   Sysco Corporation Split Dollar Life Insurance Plan,
               incorporated by reference to Exhibit 10(m) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
  10(n)+  --   Executive Compensation Adjustment Agreement -- Bill M.
               Lindig, incorporated by reference to Exhibit 10(n) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(o)+  --   Executive Compensation Adjustment Agreement -- Charles H.
               Cotros, incorporated by reference to Exhibit 10(o) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).
  10(p)+  --   First Amendment to Fifth Amended and Restated Sysco
               Corporation Supplemental Executive Retirement Plan dated
               effective June 29, 1997, incorporated by reference to
               Exhibit 10(p) to Form 10-Q for the quarter ended January 1,
               2000 (File No. 1-6544).
  10(q)+  --   First Amendment to Amended and Restated Sysco Corporation
               Executive Deferred Compensation Plan dated effective June
               29, 1997, incorporated by reference to Exhibit 10(q) to Form
               10-Q for the quarter ended January 1, 2000 (File No.
               1-6544).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10(r)+  --   First Amendment to Sysco Corporation 1995 Management
               Incentive Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(r) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
  10(s)+  --   2000 Management Incentive Plan, incorporated by reference to
               Appendix A to Proxy Statement filed September 25, 2000 (File
               No. 1-6544).
  10(t)+  --   2000 Stock Incentive Plan, incorporated by reference to
               Appendix B to Proxy Statement filed on September 25, 2000
               (File No. 1-6544).
  10(u)+  --   Amended and Restated Non-Employee Directors Stock Plan,
               incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).
  10(v)+  --   Second Amendment dated as of May 10, 2000, to the Fifth
               Amended and Restated SYSCO Corporation Supplemental
               Executive Retirement Plan, incorporated by reference to
               Exhibit 10(a) to Form 10-Q for the quarter ended September
               30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(w)+  --   Second Amendment dated as of May 10, 2000, to Amended and
               Restated SYSCO Corporation Executive Deferred Compensation
               Plan, incorporated by reference to Exhibit 10(b) to Form
               10-Q for the quarter ended September 30, 2000 filed on
               November 13, 2000 (File No. 1-6544).
  10(x)+  --   First Amendment dated as of May 10, 2000 to Amended and
               Restated SYSCO Corporation Board of Directors Deferred
               Compensation Plan, incorporated by reference to Exhibit
               10(c) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).
  10(y)+  --   First Amendment, dated September 1, 2000, to the Executive
               Compensation Adjustment Agreement between Sysco and Charles
               H. Cotros, incorporated by reference to Exhibit 10(d) to
               Form 10-Q for the quarter ended September 30, 2000 filed on
               November 13, 2000 (File No. 1-6544).
  10(z)+  --   Equity Deferral Plan dated April 1, 2002, incorporated by
               reference to Exhibit 10(z) to Form 10-K for the year ended
               June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
 10(aa)+  --   Second Amended and Restated Board of Directors Deferred
               Compensation Plan dated April 1, 2002, incorporated by
               reference to Exhibit 10(aa) to Form 10-K for the year ended
               June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
 10(bb)+  --   First Amendment to Second Amended and Restated Board of
               Directors Deferred Compensation Plan dated July 12, 2002,
               incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002
               (File No. 1-6544).
 10(cc)+  --   Second Amended and Restated Executive Deferred Compensation
               Plan dated April 1, 2002, incorporated by reference to
               Exhibit 10(cc) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
 10(dd)+  --   First Amendment to Second Amended and Restated Executive
               Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year
               ended June 29, 2002 filed on September 25, 2002 (File No.
               1-6544).
 10(ee)+  --   Third Amendment to Fifth Amended and Restated Supplemental
               Executive Retirement Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year
               ended June 29, 2002 filed on September 25, 2002 (File No.
               1-6544).
 10(ff)+  --   Retiree Equity Deferral Plan Effective November 22, 2002,
               incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended December 28, 2002 filed on February 10,
               2003 (File No. 1-6544).
 10(gg)+# --   Second Amendment to Second Amended and Restated Executive
               Deferred Compensation Agreement effective July 9, 2004.
 10(hh)+# --   Fourth Amendment to Fifth Amended and Restated Supplemental
               Executive Retirement Plan effective July 9, 2004.
 10(ii)+# --   Executive Severance Agreement dated July 6, 2004 between
               SYSCO Corporation and Richard J. Schnieders.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10(jj)+# --   Form of Executive Severance Agreement between SYSCO
               Corporation and each of Thomas E. Lankford (dated July 12,
               2004), John K. Stubblefield, Jr. (dated July 6, 2004),
               Kenneth F. Spitler (dated July 14, 2004) and Larry J.
               Accardi (dated August 18, 2004).
 10(kk)+# --   Form of Amendment dated September 3, 2004 to Executive
               Severance Agreement between SYSCO Corporation and each of
               Richard J. Schnieders, Thomas E. Lankford, John K.
               Stubblefield, Jr., Kenneth F. Spitler and Larry J. Accardi.
 10(ll)+  --   2004 Long-Term Incentive Cash Plan dated September 3, 2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).
 10(mm)+  --   Form of Performance Unit Grant Agreement issued to executive officers effective September 3, 2004 under the Long-Term
               Incentive Cash Plan, incorporated by reference to Exhibit
               10(b) to Form 8-K filed on September 10, 2004 (File No.
               1-6544).
 10(nn)+  --   Form of Stock Option Grant Agreement issued to executive
               officers on September 2, 2004 under the 2000 Stock Incentive
               Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).
 10(oo)+  --   Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee
               Directors Stock Plan, incorporated by reference to Exhibit
               10(b) to Form 8-K filed on September 9, 2004 (File No.
               1-6544).
 10(pp)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on August 31, 1995 under the 1991 Stock Option
               Plan.
 10(qq)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 5, 1996 under the 1991 Stock Option
               Plan.
 10(rr)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 4, 1997 under the 1991 Stock Option
               Plan.
 10(ss)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 3, 1998 under the 1991 Stock Option
               Plan.
 10(tt)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 2, 1999 under the 1991 Stock Option
               Plan.
 10(uu)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 7, 2000 under the 1991 Stock Option
               Plan.
 10(vv)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 11, 2001 under the 2000 Stock
               Incentive Plan.
 10(ww)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 11, 2001 under the 2000 Stock
               Incentive Plan.
 10(xx)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 12, 2002 under the 2000 Stock
               Incentive Plan.
 10(yy)+# --   Form of Stock Option Grant Agreement issued to executive
               officers on September 11, 2003 under the 2000 Stock
               Incentive Plan.
     21#  --   Subsidiaries of the Registrant.
     23#  --   Independent Public Accountants' Consent.
  31(a)#  --   CEO Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
  31(b)#  --   CFO Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
  32(a)#  --   CEO Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act. of 2002.
  32(b)#  --   CFO Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act. of 2002.

---------------

+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#  Filed Herewith