Form 10-Q
period 2004-10-02
SYSCO CORP
filed 2004-11-10
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2004

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

Yes [X] No [ ]

639,793,373 shares of common stock were outstanding as of October 29, 2004.

                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                   1
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 13
Item 3.   Quantitative and Qualitative Disclosures about Market Risk            22
Item 4.   Controls and Procedures                                               22

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                     23
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds           23
Item 3.   Defaults Upon Senior Securities                                       24
Item 4.   Submission of Matters to a Vote of Security Holders                   24
Item 5.   Other Information                                                     24
Item 6.   Exhibits                                                              24
Signatures                                                                      27

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                       Oct. 2, 2004    July 3, 2004    Sept. 27, 2003
                                                       ------------    ------------    --------------
                                                        (unaudited)                     (unaudited)
ASSETS
Current assets
  Cash                                                  $   189,603     $   199,706     $   221,544
  Accounts and notes receivable, less
    allowances of $45,245, $34,175 and $46,242            2,247,088       2,189,127       2,123,716
  Inventories                                             1,457,180       1,404,410       1,313,497
  Deferred taxes                                             53,019             ---          53,983
  Prepaid expenses                                           65,891          54,903          63,433
  Prepaid income taxes                                          ---           3,265             ---
                                                        -----------     -----------     -----------
    Total current assets                                  4,012,781       3,851,411       3,776,173
Plant and equipment at cost, less depreciation            2,196,550       2,166,809       1,958,067
Other assets
  Goodwill and intangibles, less amortization             1,221,978       1,218,700       1,156,358
  Restricted cash                                           169,439         169,326         125,877
  Prepaid pension cost                                      307,549         243,996             ---
  Other assets                                              197,509         197,390         197,719
                                                        -----------     -----------     -----------
    Total other assets                                    1,896,475       1,829,412       1,479,954
                                                        -----------     -----------     -----------
Total assets                                            $ 8,105,806     $ 7,847,632     $ 7,214,194
                                                        ===========     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                         $    54,129     $    73,834     $    87,967
  Accounts payable                                        1,710,066       1,742,578       1,674,898
  Accrued expenses                                          586,605         724,970         628,296
  Accrued income taxes                                      450,763             ---         351,826
  Deferred taxes                                                ---         422,419             ---
  Current maturities of long-term debt                      368,780         162,833          21,967
                                                        -----------     -----------     -----------
    Total current liabilities                             3,170,343       3,126,634       2,764,954
Other liabilities
  Long-term debt                                          1,082,345       1,231,493       1,195,282
  Deferred taxes                                            836,298         686,705         632,939
  Other long-term liabilities                               254,914         238,294         296,425
                                                        -----------     -----------     -----------
    Total other liabilities                               2,173,557       2,156,492       2,124,646
Contingencies
Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                    ---             ---             ---
  Common stock, par value $1 per share
    Authorized shares 2,000,000,000 at Oct. 2, 2004
      and July 3, 2004, 1,000,000,000 at Sept. 27,
      2003; issued 765,174,900 shares                       765,175         765,175         765,175
  Paid-in capital                                           354,910         332,041         278,251
  Retained earnings                                       4,102,437       3,959,714       3,511,438
  Other comprehensive income (loss)                          34,153          17,640        (152,770)
                                                        -----------     -----------     -----------
                                                          5,256,675       5,074,570       4,402,094
  Less cost of treasury stock, 127,086,344,
      128,639,869 and 120,395,714 shares                  2,494,769       2,510,064       2,077,500
                                                        -----------     -----------     -----------
  Total shareholders' equity                              2,761,906       2,564,506       2,324,594
                                                        -----------     -----------     -----------
Total liabilities and shareholders' equity              $ 8,105,806     $ 7,847,632     $ 7,214,194
                                                        ===========     ===========     ===========

Note: The July 3, 2004 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

                                              13-Week Period Ended
                                        --------------------------------
                                         Oct. 2, 2004     Sept. 27, 2003
                                        -------------     --------------
Sales                                   $   7,531,925      $   7,134,281
Costs and expenses
  Cost of sales                             6,094,931          5,753,767
  Operating expenses                        1,055,412          1,024,336
  Interest expense                             17,699             18,631
  Other, net                                   (1,969)            (1,983)
                                        -------------      -------------
Total costs and expenses                    7,166,073          6,794,751
                                        -------------      -------------
Earnings before income taxes                  365,852            339,530
Income taxes                                  139,938            130,719
                                        -------------      -------------
Net earnings                            $     225,914      $     208,811
                                        =============      =============

Net earnings:
  Basic earnings per share              $        0.35      $        0.32
                                        =============      =============
  Diluted earnings per share            $        0.35      $        0.32
                                        =============      =============
Average shares outstanding                638,167,698        645,862,376
                                        =============      =============
Diluted shares outstanding                650,779,334        657,274,982
                                        =============      =============
Dividends declared per common share     $        0.13      $        0.11
                                        =============      =============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                 13-Week Period Ended
                                                             ----------------------------
                                                             Oct. 2, 2004  Sept. 27, 2003
                                                             ------------  --------------
Operating activities:
  Net earnings                                                 $ 225,914      $ 208,811
  Add non-cash items:
    Depreciation and amortization                                 74,065         69,679
    Deferred tax provision                                       147,999        128,924
    Provision for losses on receivables                            7,498          7,332
  Additional investment in certain assets and liabilities,
       net of effect of businesses acquired:
      (Increase) in receivables                                  (57,114)      (110,285)
      (Increase) in inventories                                  (47,435)       (77,681)
      (Increase) in prepaid expenses                             (10,812)       (11,056)
      (Decrease) increase in accounts payable                    (39,571)        39,307
      (Decrease) in accrued expenses, other long-term
        liabilities and prepaid pension cost, net               (163,578)       (45,007)
      (Decrease) in accrued income taxes                         (17,174)        (9,968)
      Decrease (increase) in other assets                            955        (14,016)
                                                               ---------      ---------
  Net cash provided by operating activities                      120,747        186,040
                                                               ---------      ---------

Investing activities:
  Additions to plant and equipment                               (99,905)      (103,056)
  Proceeds from sales of plant and equipment                       3,496          1,283
  Acquisition of businesses, net of cash acquired                    (52)       (31,640)
  Increase in restricted cash                                       (113)       (45,000)
                                                               ---------      ---------
  Net cash used for investing activities                         (96,574)      (178,413)
                                                               ---------      ---------

Financing activities:
  Bank and commercial paper repayments                           (19,705)       (63,765)
  Other debt borrowings (repayments)                              54,537         (3,150)
  Common stock reissued from treasury                             65,474         55,428
  Treasury stock purchases                                       (48,912)       (39,764)
  Dividends paid                                                 (83,062)       (71,257)
                                                               ---------      ---------
  Net cash used for financing activities                         (31,668)      (122,508)
                                                               ---------      ---------

Effect of exchange rates on cash                                  (2,608)        (1,022)
                                                               ---------      ---------
Net decrease in cash                                             (10,103)      (115,903)
Cash at beginning of period                                      199,706        337,447
                                                               ---------      ---------
Cash at end of period                                          $ 189,603      $ 221,544
                                                               =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                 $  13,522      $  12,274
      Income taxes                                                 5,423         10,696

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    BASIS OF PRESENTATION

      The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 3, 2004 consolidated balance sheet which was taken from the audited financial statements included in the company's Fiscal 2004 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2005 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's Fiscal 2004 Annual Report on Form 10-K.

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

2.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                         13-Week Period Ended
                                                     -----------------------------
                                                     Oct. 2, 2004   Sept. 27, 2003
                                                     ------------   --------------
Numerator:
  Income available to common shareholders            $225,914,000     $208,811,000
                                                     ============     ============

Denominator:
  Weighted-average basic shares outstanding           638,167,698      645,862,376
  Dilutive effect of employee and director stock
      options                                          12,611,636       11,412,606
                                                     ------------     ------------
  Weighted-average diluted shares outstanding         650,779,334      657,274,982
                                                     ============     ============
Basic earnings per share                             $       0.35     $       0.32
                                                     ============     ============
Diluted earnings per share                           $       0.35     $       0.32
                                                     ============     ============

3.    RESTRICTED CASH

      SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers' compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts. In October 2004, subsequent to the end of its first fiscal quarter, SYSCO deposited approximately $16,000,000 in additional funds in a trust to satisfy ongoing collateral requirements.

      In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved.

4.    DEBT

      As of October 2, 2004, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $95,000,000, of which $2,000,000 was outstanding at October 2, 2004.

      As of October 2, 2004, SYSCO's outstanding borrowings under its commercial paper programs were $102,115,000. During the 13-week period ended October 2, 2004, commercial paper and short-term bank borrowings ranged from approximately $46,327,000 to $253,384,000.

      Included in current maturities of long-term debt at October 2, 2004 are the 6.5% Senior Notes due June 2005 and the 4.75% Senior Notes due July 2005. It is the company's intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

5.    ACQUISITIONS

      During the first quarter of fiscal 2005, the company issued 178,625 shares with a value of $3,414,000 for contingent consideration related to operations acquired in previous fiscal years.

      Acquisitions of businesses are accounted for using the purchase method of accounting and the financial statements of SYSCO include the results of the acquired companies from the respective dates they joined SYSCO.

      The purchase price of the acquired operations is allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition with any excess of cost over the fair value of net assets acquired, including intangibles, recognized as goodwill. The balances included in the Consolidated Balance Sheets related to recent acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

      Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained. Aggregate contingent consideration amounts outstanding as of October 2, 2004 included approximately 1,095,000 shares and $61,614,000 in cash, which, if distributed, could result in recording of up to $85,050,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

6.    DERIVATIVE FINANCIAL INSTRUMENTS

      As of October 2, 2004, SYSCO had interest rate swaps outstanding with a notional amount of $500,000,000. The fair value of the outstanding swaps was $3,173,000, which is reflected in Other Assets on the Consolidated Balance Sheet, and the carrying amount of the related debt has been increased by the same amount in accordance with the shortcut method provided by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

7.    INCOME TAXES

      The changes in the net deferred tax liability and prepaid/accrued income tax balances from July 3, 2004 to October 2, 2004 were primarily due to the reclassification of deferred tax liabilities related to supply chain distributions to accrued income taxes. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.

      The effective tax rate in fiscal 2005 is 38.25%, a decrease of 0.25% from the effective tax rate of 38.50% in fiscal 2004. The determination of the company's overall effective tax rate requires the use of estimates. The effective tax rate reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases/decreases in permanent differences between book and tax items, tax credits and the company's change in earnings from these taxing jurisdictions all affect the overall effective tax rate.

8.    STOCK BASED COMPENSATION

      SYSCO accounts for its stock option plans and the employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations under which no compensation expense has been recognized for stock option grants.

      The following table provides comparative pro forma net earnings and earnings per share had compensation expense for these plans been determined using the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," for all periods presented:

                                                              13-Week Period Ended
                                                      ------------------------------------
                                                        Oct. 2, 2004        Sept. 27, 2003
                                                      ---------------      ---------------
Net earnings:
   Reported net earnings                              $   225,914,000      $   208,811,000
   Stock based compensation expense, net of taxes         (16,401,000)         (14,185,000)
                                                      ---------------      ---------------
   Adjusted net earnings                              $   209,513,000      $   194,626,000
                                                      ===============      ===============

Basic earnings per share:
   Reported basic earnings per share                  $          0.35      $          0.32
   Stock based compensation expense, net of taxes               (0.03)               (0.02)
                                                      ---------------      ---------------
   Adjusted basic earnings per share                  $          0.32      $          0.30
                                                      ===============      ===============
Diluted earnings per share:
   Reported diluted earnings per share                $          0.35      $          0.32
   Stock based compensation expense, net of taxes               (0.03)               (0.02)
                                                      ---------------      ---------------
   Adjusted diluted earnings per share                $          0.32      $          0.30
                                                      ===============      ===============

      The weighted average fair value of options granted was $7.10 and $6.73 during the 13 weeks ended October 2, 2004 and September 27, 2003, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for each period presented:

                              13-Week Period Ended
                           ----------------------------
                           Oct. 2, 2004  Sept. 27, 2003
                           ------------  --------------
Dividend yield                  1.45%         1.49%
Expected volatility               22%           22%
Risk-free interest rate          3.4%          3.2%
Expected life                  5 years       5 years

      The weighted average fair value of employee stock purchase rights issued was $5.38 and $4.51 during the 13 weeks ended October 2, 2004 and September 27, 2003, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

      The pro forma presentation includes only options granted after 1995. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years.

9.    COMPREHENSIVE INCOME

      Comprehensive income is net earnings plus other items that are recorded directly to shareholders' equity. The amounts recorded as other comprehensive income primarily related to foreign currency translation adjustments of $16,513,000 and $(1,138,000) for the 13 weeks ended October 2, 2004 and September 27, 2003, respectively. Comprehensive income was $242,427,000 and $208,422,000 for the 13 weeks ended October 2, 2004 and
      September 27, 2003, respectively.

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

                                    13-Week Period Ended
                             ----------------------------------
                             Oct. 2, 2004        Sept. 27, 2003
                             ------------        --------------
Sales (in thousands):
    Broadline                 $ 6,095,362         $ 5,827,089
    SYGMA                         915,780             824,563
    Other                         598,666             561,460
    Intersegment sales            (77,883)            (78,831)
                              -----------         -----------
    Total                     $ 7,531,925         $ 7,134,281
                              ===========         ===========

                                                        13-Week Period Ended
                                                   -------------------------------
                                                   Oct. 2, 2004     Sept. 27, 2003
                                                   ------------     --------------
Earnings before income taxes (in thousands):
    Broadline                                       $ 369,316         $ 339,104
    SYGMA                                               3,763             5,274
    Other                                              17,097            14,976
                                                    ---------         ---------
    Total segments                                    390,176           359,354
    Unallocated corporate expenses                    (24,324)          (19,824)
                                                    ---------         ---------
    Total                                           $ 365,852         $ 339,530
                                                    =========         =========

                             Oct. 2, 2004      July 3, 2004     Sept. 27, 2003
                             ------------      ------------     --------------
Assets (in thousands):
    Broadline                 $4,919,553        $4,792,595        $4,709,015
    SYGMA                        229,268           240,418           197,155
    Other                        628,529           588,275           503,578
                              ----------        ----------        ----------
    Total segments             5,777,350         5,621,288         5,409,748
    Corporate                  2,328,456         2,226,344         1,804,446
                              ----------        ----------        ----------
    Total                     $8,105,806        $7,847,632        $7,214,194
                              ==========        ==========        ==========

12.   SUPPLEMENTAL GUARANTOR INFORMATION

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

                                                 CONDENSED CONSOLIDATING BALANCE SHEET -- OCTOBER 2, 2004
                                -----------------------------------------------------------------------------------------
                                                      SYSCO      OTHER NON-GUARANTOR                         CONSOLIDATED
                                   SYSCO          INTERNATIONAL      SUBSIDIARIES        ELIMINATIONS           TOTALS
                                -----------       -------------  -------------------     ------------        ------------
                                                                    (IN THOUSANDS)
Current assets .........        $   135,485        $        24        $ 3,877,272         $        --         $ 4,012,781
Investment in
  subsidiaries .........          8,964,950            274,868            162,147          (9,401,965)                 --
Plant and equipment, net            123,734                 --          2,072,816                  --           2,196,550
Other assets ...........            658,552                 --          1,237,923                  --           1,896,475
                                -----------        -----------        -----------         -----------         -----------
Total assets ...........        $ 9,882,721        $   274,892        $ 7,350,158         $(9,401,965)        $ 8,105,806
                                ===========        ===========        ===========         ===========         ===========

Current liabilities ....        $   624,856        $    56,620        $ 2,488,867         $        --         $ 3,170,343
Intercompany payables
  (receivables) ........          5,349,593             15,901         (5,365,494)                 --                  --
Long-term debt .........            831,006            199,512             51,827                  --           1,082,345
Other liabilities ......            370,246                 --            720,966                  --           1,091,212
Shareholders' equity ...          2,707,020              2,859          9,453,992          (9,401,965)          2,761,906
                                -----------        -----------        -----------         -----------         -----------
Total liabilities and
  shareholders' equity .        $ 9,882,721        $   274,892        $ 7,350,158         $(9,401,965)        $ 8,105,806
                                ===========        ===========        ===========         ===========         ===========

                                                    CONDENSED CONSOLIDATING BALANCE SHEET -- JULY 3, 2004
                                 ------------------------------------------------------------------------------------------
                                                       SYSCO       OTHER NON-GUARANTOR                         CONSOLIDATED
                                    SYSCO          INTERNATIONAL       SUBSIDIARIES         ELIMINATIONS          TOTALS
                                 -----------       -------------   -------------------      ------------       ------------
                                                                      (IN THOUSANDS)
Current assets ..........        $   119,526        $        34         $ 3,731,851         $        --         $ 3,851,411
Investment in
  subsidiaries ..........          8,678,729            260,501             173,986          (9,113,216)                 --
Plant and equipment,  net            114,385                 --           2,052,424                  --           2,166,809
Other assets ............            594,811                 --           1,234,601                  --           1,829,412
                                 -----------        -----------         -----------         -----------         -----------
Total assets ............        $ 9,507,451        $   260,535         $ 7,192,862         $(9,113,216)        $ 7,847,632
                                 ===========        ===========         ===========         ===========         ===========

Current liabilities .....        $   374,144        $    74,948         $ 2,677,542         $        --         $ 3,126,634
Intercompany payables
  (receivables) .........          5,298,927            (14,924)         (5,284,003)                 --                  --
Long-term debt ..........            981,476            199,496              50,521                  --           1,231,493
Other liabilities .......            326,771                 --             598,228                  --             924,999
Shareholders' equity ....          2,526,133              1,015           9,150,574          (9,113,216)          2,564,506
                                 -----------        -----------         -----------         -----------         -----------
Total liabilities and
  shareholders' equity ..        $ 9,507,451        $   260,535         $ 7,192,862         $(9,113,216)        $ 7,847,632
                                 ===========        ===========         ===========         ===========         ===========

                                                CONDENSED CONSOLIDATING BALANCE SHEET -- SEPTEMBER 27, 2003
                                 ------------------------------------------------------------------------------------------
                                                       SYSCO        OTHER NON-GUARANTOR                        CONSOLIDATED
                                    SYSCO          INTERNATIONAL       SUBSIDIARIES        ELIMINATIONS           TOTALS
                                 -----------       -------------    -------------------    ------------        ------------
                                                                      (IN THOUSANDS)
Current assets ..........        $   163,852        $        24         $ 3,612,297         $        --         $ 3,776,173
Investment in
  subsidiaries ..........          7,813,065            248,713             173,071          (8,234,849)                 --
Plant and equipment,  net             90,797                 --           1,867,270                  --           1,958,067
Other assets ............            306,834              2,064           1,171,056                  --           1,479,954
                                 -----------        -----------         -----------         -----------         -----------
Total assets ............        $ 8,374,548        $   250,801         $ 6,823,694         $(8,234,849)        $ 7,214,194
                                 ===========        ===========         ===========         ===========         ===========

Current liabilities .....        $   123,166        $    99,243         $ 2,542,545         $        --         $ 2,764,954
Intercompany payables
  (receivables) .........          4,794,622            (49,903)         (4,744,719)                 --                  --
Long-term debt ..........            938,168            199,447              57,667                  --           1,195,282
Other liabilities .......            225,597                 --             703,767                  --             929,364
Shareholders' equity ....          2,292,995              2,014           8,264,434          (8,234,849)          2,324,594
                                 -----------        -----------         -----------         -----------         -----------
Total liabilities and
  shareholders' equity ..        $ 8,374,548        $   250,801         $ 6,823,694         $(8,234,849)        $ 7,214,194
                                 ===========        ===========         ===========         ===========         ===========

                                                        CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                        FOR THE 13-WEEK PERIOD ENDED OCTOBER 2, 2004
                                 -------------------------------------------------------------------------------------------
                                                        SYSCO        OTHER NON-GUARANTOR                        CONSOLIDATED
                                    SYSCO           INTERNATIONAL       SUBSIDIARIES        ELIMINATIONS           TOTALS
                                 -----------        -------------    -------------------    ------------        ------------
                                                                       (IN THOUSANDS)
Sales ...................        $        --         $        --         $ 7,531,925         $        --         $ 7,531,925
Cost of sales ...........                 --                  --           6,094,931                  --           6,094,931
Operating expenses ......             23,709                  29           1,031,674                  --           1,055,412
Interest expense (income)             74,126               3,064             (59,491)                 --              17,699
Other, net ..............               (165)                 --              (1,804)                 --              (1,969)
                                 -----------         -----------         -----------         -----------         -----------
Total costs and expenses              97,670               3,093           7,065,310                  --           7,166,073
                                 -----------         -----------         -----------         -----------         -----------
Earnings (losses) before
income taxes ............            (97,670)             (3,093)            466,615                  --             365,852
Income tax (benefit)
provision................            (37,359)             (1,183)            178,480                  --             139,938
Equity in earnings of
  Subsidiaries ..........            286,225               2,528                  --            (288,753)                 --
                                 -----------         -----------         -----------         -----------         -----------
Net earnings ............        $   225,914         $       618         $   288,135         $  (288,753)        $   225,914
                                 ===========         ===========         ===========         ===========         ===========

                                                        CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                       FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 27, 2003
                                 -------------------------------------------------------------------------------------------
                                                        SYSCO        OTHER NON-GUARANTOR                        CONSOLIDATED
                                    SYSCO           INTERNATIONAL       SUBSIDIARIES        ELIMINATIONS           TOTALS
                                 -----------        -------------    -------------------    ------------        ------------
                                                                        (IN THOUSANDS)
Sales ...................        $        --         $        --         $ 7,134,281         $        --         $ 7,134,281
Cost of sales ...........                 --                  --           5,753,767                  --           5,753,767
Operating expenses ......             37,555                  36             986,745                  --           1,024,336
Interest expense (income)             61,055               3,710             (46,134)                 --              18,631
Other, net ..............               (283)                 --              (1,700)                 --              (1,983)
                                 -----------         -----------         -----------         -----------         -----------
Total costs and expenses              98,327               3,746           6,692,678                  --           6,794,751
                                 -----------         -----------         -----------         -----------         -----------
Earnings (losses) before
income taxes ............            (98,327)             (3,746)            441,603                  --             339,530
Income tax (benefit)
provision ...............            (37,856)             (1,442)            170,017                  --             130,719
Equity in earnings of
  Subsidiaries ..........            269,282               2,826                  --            (272,108)                 --
                                 -----------         -----------         -----------         -----------         -----------
Net earnings ............        $   208,811         $       522         $   271,586         $  (272,108)        $   208,811
                                 ===========         ===========         ===========         ===========         ===========

                                                      CONDENSED CONSOLIDATING CASH FLOWS
                                                  FOR THE 13-WEEK PERIOD ENDED OCTOBER 2, 2004
                                        ----------------------------------------------------------------
                                                           SYSCO       OTHER NON-GUARANTOR   CONSOLIDATED
                                          SYSCO         INTERNATIONAL     SUBSIDIARIES          TOTALS
                                        ---------       -------------  -------------------   ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used for):
Operating activities ...............    $ (40,539)        $   1,477         $ 159,809         $ 120,747
Investing activities ...............      (14,365)               --           (82,209)          (96,574)
Financing activities ...............      (10,790)          (21,689)              811           (31,668)
Effect of exchange rate on cash.....           --                --            (2,608)           (2,608)
Intercompany activity ..............       54,084            20,212           (74,296)               --
                                        ---------         ---------         ---------         ---------
Net (decrease) increase in cash....       (11,610)               --             1,507           (10,103)
Cash at the beginning of the
  period ...........................       87,507                --           112,199           199,706
                                        ---------         ---------         ---------         ---------
Cash at the end of the
  period ...........................    $  75,897         $      --         $ 113,706         $ 189,603
                                        =========         =========         =========         =========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                FOR THE 13-WEEK PERIOD ENDED SEPTEMBER 27, 2003
                                        -----------------------------------------------------------------
                                                            SYSCO      OTHER NON-GUARANTOR   CONSOLIDATED
                                          SYSCO         INTERNATIONAL     SUBSIDIARIES          TOTALS
                                        ---------       -------------  -------------------   ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used for):
Operating activities ...........        $ (31,972)        $  41,303         $ 176,709         $ 186,040
Investing activities ...........          (55,250)               --          (123,163)         (178,413)
Financing activities ...........         (108,295)          (13,839)             (374)         (122,508)
Effect of exchange rate on
  cash .........................               --                --            (1,022)           (1,022)
Intercompany activity ..........          114,228           (39,269)          (74,959)               --
                                        ---------         ---------         ---------         ---------
Net (decrease) in cash .........          (81,289)          (11,805)          (22,809)         (115,903)
Cash at the beginning of the
  period .......................          206,043               514           130,890           337,447
                                        ---------         ---------         ---------         ---------
Cash at the end of the
  period .......................        $ 124,754         $ (11,291)        $ 108,081         $ 221,544
                                        =========         =========         =========         =========

13.   EMPLOYEE BENEFIT PLANS

      The components of net benefit cost for the 13-week periods presented are as follows:

                                                 Pension Benefits                  Other Postretirement Plans
                                          --------------------------------      -------------------------------
                                          Oct. 2, 2004      Sept. 27, 2003      Oct. 2, 2004     Sept. 27, 2003
                                          ------------      --------------      ------------     --------------
Service cost                              $ 20,322,000       $ 18,733,000       $    120,000      $    105,000
Interest cost                               18,456,000         15,291,000            122,000           101,000
Expected return on plan assets             (20,653,000)       (15,287,000)                --                --
Amortization of prior service cost             440,000            328,000             50,000            50,000
Recognized net actuarial loss (gain)         8,151,000          9,424,000                 --           (10,000)
Amortization of net transition
     obligation                                     --             69,000             39,000            39,000
                                          ------------       ------------       ------------      ------------
Net periodic benefit cost                 $ 26,716,000       $ 28,558,000       $    331,000      $    285,000
                                          ============       ============       ============      ============

      SYSCO's contributions to its defined benefit plans were $81,485,000 and $41,293,000 during the 13-week periods ended October 2, 2004 and September 27, 2003, respectively.

14.   MANAGEMENT INCENTIVE COMPENSATION

      In September 2004, SYSCO adopted the 2004 Long-Term Incentive Cash Plan (the Cash Plan) under which key employees have the opportunity to earn cash incentive payments based on a performance period of at least three years. In September 2004, performance units were awarded under the Cash Plan which could result in a maximum aggregate payout after the three-year performance period which includes fiscal years 2005 through 2007 of $23,454,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with our financial statements as of July 3, 2004, and the fiscal year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

         HIGHLIGHTS

         The company faced a number of challenges in the first quarter of fiscal 2005, including hurricanes and the related severe weather and rising fuel costs. Sales increased 5.6% in the first quarter of fiscal 2005 over the comparable prior year period. Gross margins as a percent of sales for the first quarter of fiscal 2005 decreased from the comparable prior year period due to the impact of product cost increases and changes in customer mix and segment mix. Operating expenses as a percent of sales for the first quarter of fiscal 2005 decreased from the comparable prior year period due to operating efficiencies and operating costs increasing at lower rates than the sales price increases driven by product cost increases. Primarily as a result of these factors, net earnings increased 8.2% in the first quarter of fiscal 2005 over the comparable prior year period.

         Management believes that prolonged periods of rising product costs together with general economic conditions, including increased fuel costs, contributed to the softness in the foodservice market and thus a slowing of SYSCO's sales growth beginning in the latter half of the fourth quarter of fiscal 2004 and continuing in fiscal 2005. The company continues to focus on customer account penetration and expense controls, including managing labor costs, productivity and ongoing benchmarking and sharing of best practices at the operating companies.

         OVERVIEW

         SYSCO distributes food and food related products to the foodservice industry including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. SYSCO's operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, Asian cuisine foodservice, hotel supply operations, SYGMA, the company's chain restaurant distribution subsidiary, and a company that distributes to internationally-located chain restaurants.

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

         General economic conditions and consumer confidence can affect the frequency and amount spent by consumers for food prepared away from home and in turn can impact SYSCO's sales. However, we have consistently grown at a faster rate than the overall industry and have grown our market share in this fragmented industry.

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

         - Productivity: Deploying the latest technology and implementing best business practices to improve operating efficiencies and leverage expenses to sales growth.

         - Sales force effectiveness: Targeted recruiting, training and compensation of marketing associates. Expanding the business development and business review functions to further strengthen our customer relationships.

         - Supply chain optimization: Creating a more efficient and effective supply chain infrastructure through the National Supply Chain project.

         The company's National Supply Chain project is intended to optimize the supply chain activities for products from SYSCO's operating companies in each respective region and as a result, lower inventory and operating costs, working capital requirements and future facility expansion needs at SYSCO's operating companies while providing greater value to our suppliers and customers. The company expects to build from seven to nine regional distribution centers over a period of ten years. The first of which, the Northeast Redistribution Center located in Front Royal, Virginia, is expected to be operational in February 2005. The company expects to begin construction of its second regional redistribution facility, to be located in the Southeast, in the next six months.

         Management estimates that additional expenses related to the Northeast Redistribution Center over what was incurred in fiscal 2004 will have a negative impact of $0.04 to $0.05 on earnings per share during fiscal 2005. In fiscal 2006, the incremental benefits of the project are expected to offset any further incremental costs, and management estimates that there could be a slight, perhaps a one-half cent, contribution to earnings per share in fiscal 2006.

         RESULTS OF OPERATIONS

         The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

                                    13-Week Period Ended
                                ----------------------------
                                Oct. 2, 2004  Sept. 27, 2003
                                ------------  --------------
Sales                               100.0%        100.0%
Costs and Expenses
     Cost of sales                   80.9          80.6
     Operating expenses              14.0          14.4
     Interest expense                 0.2           0.3
     Other, net                       0.0           0.0
                                    -----         -----
Total costs and expenses             95.1          95.3
                                    -----         -----
Earnings before income taxes          4.9           4.7
Income taxes                          1.9           1.8
                                    -----         -----
Net earnings                          3.0%          2.9%
                                    =====         =====

         The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

                                 13-Week Period
                                 --------------
Sales                                 5.6%
Costs and Expenses
     Cost of sales                    5.9
     Operating expenses               3.0
     Interest expense                (5.0)
     Other, net                      (0.7)
                                     ----
Total costs and expenses              5.5
                                     ----
Earnings before income taxes          7.8
Income taxes                          7.1
                                     ----
Net earnings                          8.2%
                                     ====
Basic earnings per share              9.4%
Diluted earnings per share            9.4
Average shares outstanding           (1.2)
Diluted shares outstanding           (1.0)

         SALES Sales increased 5.6% in the first quarter of fiscal 2005 over the comparable period of the prior year. Acquisitions contributed 0.5% to the overall sales growth rate for the first quarter of fiscal 2005. Estimated product cost increases, an internal measure of inflation, were 5.9% during the first quarter of fiscal 2005. SYSCO generally expects to pass product cost increases to its customers; however, the actual amount of inflation reflected as increases in sales price is difficult to quantify. Management believes that prolonged periods of rising product costs together with general economic conditions, including increased fuel costs, contributed to the softness in the foodservice market and thus a slowing of SYSCO's sales growth beginning in the latter half of the fourth quarter of fiscal 2004 and continuing in fiscal 2005.

         Additionally, the company continues its focus on profitable sales growth. One part of this strategy involves being more selective with respect to which customers we serve, including managing the profitability of, or exiting, unprofitable customers and refining the use of customer purchasing potential and profitability data in targeting new customers. The company reduced sales to unprofitable customers an estimated one-half of one percent of sales in the first quarter of fiscal 2005 over the comparable prior year period.

         COST OF SALES Cost of sales as a percentage of sales was 80.9% for the first quarter of fiscal 2005, as compared to 80.6% for the comparable period in the prior year. This 0.3% decline in gross margins as a percent of sales represents an improvement from the 0.5% decline experienced in the fourth quarter of fiscal 2004 over the comparable prior year period. Management believes that the decline in gross margins as a percentage of sales in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, was caused by several factors, including product cost increases and changes in customer mix and segment mix; however, the specific impact of each factor is difficult to quantify. Product cost increases in substantially all product categories also had the impact of reducing gross margins as a percentage of sales, as gross profit dollars are earned on a higher sales dollar base. Dairy, meat and poultry products, which are especially affected by product cost increases since they are often sold on a cost-per-pound plus a fee basis rather than a percentage markup, experienced the highest rates of inflation. The result was a higher sales price but a lower gross margin as a percentage of sales even as gross margin dollars were maintained or even increased. Multi-unit customer sales in the Broadline segment, which traditionally yield lower gross margins and lower expenses than marketing associate-served customer sales, grew faster than sales to marketing associate-served customer sales. Sales at the SYGMA segment, which traditionally have lower margins than Broadline segment sales, grew faster than sales at the Broadline segment.

         OPERATING EXPENSES Operating expenses were 14.0% of sales for the first quarter of fiscal 2005, as compared to 14.4% for the comparable period in the prior year. The decrease in operating expenses as a percentage of sales was primarily attributable to improved operating efficiencies as demonstrated by improving trends in key expense metrics, including number of stops, total miles driven, pieces sold per delivery, product line items sold per delivery, pieces per trip and pieces per error. Increases in product costs and the resulting increased average sales price per item also favorably impacted expenses as a percentage of sales as operating costs increased at a lower rate.

         Operating expenses were negatively impacted by the recognition of $86,000 in expense in the first quarter of fiscal 2005 to adjust the carrying value of life insurance assets to their cash surrender value as compared to the recognition of $4,566,000 in income in the first quarter of fiscal 2004. Operating expenses were also negatively impacted by increased costs to deliver product to customers due to increased fuel costs of approximately $5,000,000 in the first quarter of fiscal 2005 over the first quarter of fiscal 2004. The impact of increasing fuel costs was partially offset by a reduction in total miles driven. In addition, operating expenses related to the National Supply Chain project were $6,513,000 in the first quarter of fiscal 2005, as compared to $8,165,000 in the first quarter of fiscal 2004.

         The company's focus on managing labor costs, including instituting a temporary hiring freeze, allowing attrition to naturally reduce the level of associates and selectively eliminating certain positions has resulted in a reduction of the number of associates by approximately 1,500 from July 3, 2004 to October 2, 2004. The impact on expenses for the first quarter of fiscal 2005 related to the reduction in the number of associates was not material.

         EARNINGS BEFORE TAXES AND NET EARNINGS Earnings before income taxes increased 7.8% and net earnings increased 8.2% in the first quarter of fiscal 2005 over the comparable period of the prior year. These increases were due primarily to the factors discussed above.

         EARNINGS PER SHARE Basic earnings per share and diluted earnings per share increased 9.4% in the first quarter of fiscal 2005 over the comparable period of the prior year. These increases were due primarily to the result of factors discussed above, as well as a net reduction of shares outstanding primarily due to share repurchases.

         SEGMENT RESULTS

         The following table sets forth the change in the selected financial data of each of the company's reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Business Segment Information (Footnote No. 11) in the Notes to Consolidated Financial Statements:

                  13-Week Period
              ----------------------
                        Earnings
              Sales    before taxes
              -----    ------------
Broadline       4.6%       8.9%
SYGMA          11.1      (28.6)
Other           6.6       14.2

         The following table sets forth sales and earnings before income taxes of each of the company's reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information (Footnote No. 11) in the Notes to Consolidated Financial Statements:

                                                13-Week Period Ended
                                    -----------------------------------------------
                                       October 2, 2004         September 27, 2003
                                    ----------------------    ---------------------
                                                Earnings                 Earnings
                                    Sales     before taxes    Sales    before taxes
                                    -----     ------------    -----    ------------
Broadline                            80.9%       100.9%        81.7%        99.9%
SYGMA                                12.2          1.0         11.5          1.5
Other                                 7.9          4.7          7.9          4.4
Intersegment sales                   (1.0)          --         (1.1)          --
Unallocated corporate expenses         --         (6.6)          --         (5.8)
                                    -----        -----        -----        -----
Total                               100.0%       100.0%       100.0%       100.0%
                                    =====        =====        =====        =====

         BROADLINE SEGMENT The Broadline segment sales increased 4.6% in the first quarter of fiscal 2005 as compared to the comparable period of the prior year. Acquisitions did not have a material impact on sales growth for the first quarter of fiscal 2005. The sales increases were primarily due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products and price increases primarily resulting from higher product costs. Marketing associate-served sales as a percentage of broadline sales in the U.S. decreased to 54.5% for the first quarter of fiscal 2005 as compared to 54.9% for the comparable prior year period. This decrease was due to the increase in sales to multi-unit customers exceeding the increase in sales to marketing associate-served customers. SYSCO Brand sales as a percentage of broadline sales in the U.S. increased to 49.6% for the first quarter of fiscal 2005 as compared to 49.1% for the comparable prior year period.

         Earnings before income taxes for the Broadline segment increased 8.9% in the first quarter of fiscal 2005 over the comparable prior year period. The increase in earnings before income taxes was primarily due to increases in sales and increased operating efficiencies resulting in lower expenses as a percentage of sales.

         SYGMA SEGMENT SYGMA segment sales increased 11.1% in the first quarter of fiscal 2005 over the comparable prior year period. Acquisitions contributed 2.7% to the overall sales growth rate for the first quarter of fiscal 2005. The remaining increase was due primarily to sales to new customers, sales growth in SYGMA's existing customer base related to new locations added by those customers, as well as increases in sales to existing locations, and price increases resulting primarily from higher product costs.

         Earnings before income taxes for the SYGMA segment decreased 28.6% in the first quarter of fiscal 2005 over the comparable prior year period. The decrease was due primarily to the factors discussed below.

         During the third and fourth quarters of fiscal 2004 and the first quarter of fiscal 2005, SYGMA discontinued servicing a portion of its largest customer's locations due to that customer's geographic supply chain realignment. SYGMA expects to offset these lost sales by obtaining sales from additional locations from this customer and obtaining new business from other customers. In many cases, this new business is being served out of different SYGMA locations than those that originally served the discontinued business. As a result, during fiscal 2004 through the first quarter of fiscal 2005, SYGMA incurred additional expenses, including severance payments and equipment moving costs, as it transitioned its operations to serve these new customers. In addition, the new business acquired is at lower gross margins than SYGMA's overall gross margins. Any net lost sales and the related additional expenses are not expected to be material to SYSCO overall.

         OTHER SEGMENTS Other segments sales increased 6.6% in the first quarter of fiscal 2005 over the comparable prior year period. Acquisitions contributed 2.6% to the overall sales growth rate for the first quarter of fiscal 2005. The remaining increase was due to increased sales to the existing customer base, sales to new customers and price increases primarily resulting from higher product costs.

         Earnings before income taxes for the Other segments increased 14.2% in the first quarter of fiscal 2005 over the comparable prior year period. The increase was primarily due to increases in sales, acquisitions and increased gross margins as a percentage of sales.

         LIQUIDITY AND CAPITAL RESOURCES

         The company generated $120,747,000 in net cash from operations for the first quarter of fiscal 2005, compared with $186,040,000 for the comparable period in fiscal 2004.

         Cash flow from operations for the first quarter of fiscal 2005 was negatively impacted by the decrease in accrued expenses, other long-term liabilities and prepaid pension cost of $163,578,000 for the first quarter of fiscal 2005. This decrease was primarily due to three factors. First, the company contributed $81,485,000 to its pension plans during the first quarter of fiscal 2005, as compared to $41,293,000 during the first quarter of fiscal 2004. SYSCO does not expect to make significant additional contributions during the remainder of fiscal 2005. Total contributions in fiscal 2004 were $165,512,000. Second, the company made its annual matching contribution of $28,106,000 to its 401(k) plan during the first quarter of fiscal 2005 whereas it made its fiscal 2004 annual matching contribution of $27,390,000 in the second quarter of fiscal 2004. Finally, accrued amounts related to bonus and incentive payments to employees decreased approximately $120,000,000 during the first quarter of fiscal 2005 as compared to a decrease of approximately $95,000,000 during the first quarter of fiscal 2004. Annual incentive based bonuses for each fiscal year are generally paid in the first quarter of the following fiscal year.

         In addition, cash flow from operations in the first quarter of fiscal 2005 was negatively impacted by increases in accounts receivable balances of $57,114,000 and inventory balances of $47,435,000 and decreases in accounts payable balances of $39,571,000. The increase in accounts receivable balances was primarily in the area of multi-unit customer receivables. Due to normal seasonal patterns and sales growth in this customer category, sales to multi-unit customers represented a larger percentage of total SYSCO sales in September 2004 as compared to June 2004. Payment terms for multi-unit customers are traditionally longer than the overall SYSCO average. Inventory balances are impacted by many factors including current and anticipated sales volumes and changes in product mix, and purchases in anticipation of product availability and product cost increases. Accounts payable balances were impacted by many factors including changes in product mix and changes in payment terms with vendors due to conversion to more efficient electronic payment methods and to cash discount terms.

         Total capital expenditures in fiscal 2005 are expected to be in the range of $400,000,000 to $450,000,000, which is a reduction of the previously announced range of $475,000,000 to $500,000,000. The revision of the estimate primarily results from fleet utilization efficiencies achieved at the operating companies, as well as the projected timing of facility expansions. Projected capital expenditures include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the company's National Supply Chain project; and investments in technology. Expenditures in the first quarter of fiscal 2005 related to the company's National Supply Chain project totaled $19,749,000 of which $13,236,000 was capitalized. Total expenditures on the project since inception are $235,749,000, of which $165,490,000 have been capitalized. The Northeast Redistribution Center is expected to be operational in February 2005.

         During the first quarter of fiscal 2005, a total of 1,480,200 shares were purchased at a cost of $48,912,000 as compared to 1,214,800 shares at a cost of $39,764,000 for the comparable period in fiscal 2004. There were no additional shares purchased through October 29, 2004, resulting in 11,128,700 shares remaining available for repurchase as authorized by the Board.

         Dividends paid in the first quarter of fiscal 2005 were $83,062,000, or $0.13 per share, as compared to $71,257,000, or $0.11 per share, in the comparable period of fiscal 2004. In September 2004, SYSCO declared its regular quarterly dividend for the second quarter of fiscal 2005, at $0.13 per share, which was paid in October 2004.

         As of October 2, 2004, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95,000,000, of which $2,000,000 was outstanding at October 2, 2004. Such borrowings were $9,500,000 as of October 29, 2004.

         As of October 2, 2004, SYSCO's borrowings under its commercial paper programs were $102,115,000. Such borrowings were $201,150,000 as of October 29, 2004. During the 13-week period ended October 2, 2004, commercial paper and short-term bank borrowings ranged from approximately $46,327,000 to $253,384,000.

         Included in current maturities of long-term debt are the 6.5% Senior Notes due June 2005 and the 4.75% Senior Notes due July 2005. It is the company's intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

         The long-term debt to capitalization ratio was 34.4% at October 2, 2004. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.

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

         CRITICAL ACCOUNTING POLICIES

         Critical accounting policies are those that are most important to the portrayal of the company's financial position and results of operations. These policies require management's most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. SYSCO's most critical accounting policies pertain to the allowance for doubtful accounts, self-insurance programs, pension plans and accounting for business combinations, and are described in Item 7 of the company's Annual Report on Form 10-K for the year ended July 3, 2004. There were no changes in critical accounting policies during the first quarter of fiscal 2005.

         FORWARD-LOOKING STATEMENTS

         Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program; market risks; industry growth; the impact of ongoing legal proceedings; the timing, expected cost savings and other benefits, including the expected impact on earnings per share of the National Supply Chain project, including the Northeast Redistribution Center; anticipated capital expenditures; the ability to increase market share and grow earnings; sales growth; growth strategies; the impact of discontinued business at the SYGMA segment and SYGMA's ability to offset such impact with additional business; SYSCO's ability to refinance current maturities of long-term debt; and SYSCO's ability to meet its cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment; changing customer needs; SYSCO's leverage and debt risks; the successful completion of acquisitions and integration of acquired companies; the effect of competition on SYSCO and its customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management's allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies.

         In addition, share repurchases could be affected by market prices for the company's securities as well as management's decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company's Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

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

         At October 2, 2004, the company had outstanding $102,115,000 of commercial paper at variable rates of interest with maturities through January 12, 2005. The company's long-term debt obligations of $1,451,125,000 were primarily at fixed rates of interest. In addition, the company has interest rate swap agreements outstanding totaling $500,000,000 in notional amount whereby the company receives interest payments at fixed rates of interest and pays interest at variable rates.

Item 4. Controls and Procedures

         As of October 2, 2004, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of October 2, 2004 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, the company's management noted that no changes occurred during the first quarter of fiscal 2005 that materially affected, or would be reasonably likely to materially affect, the company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         SYSCO made the following share repurchases during the first quarter of fiscal 2005:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                              (c) TOTAL NUMBER
                                                                   OF SHARES       (d) MAXIMUM NUMBER
                                                               PURCHASED AS PART   OF SHARES THAT MAY
                                                 (b) AVERAGE       OF PUBLICLY       YET BE PURCHASED
                           (a) TOTAL NUMBER       PRICE PAID   ANNOUNCED PLANS OR   UNDER THE PLANS OR
      PERIOD              OF SHARES PURCHASED     PER SHARE         PROGRAMS            PROGRAMS
---------------------     -------------------    -----------  -------------------  -------------------
Month #1
July 4 - July 31                  445,345          $35.22             430,000          12,178,900
Month #2
August 1 - August 28              417,630           31.84             400,000          11,778,900
Month #3
August 29 - October 2             655,450           32.36             650,200          11,128,700
                                ---------           -----           ---------          ----------
Total                           1,518,425           33.06           1,480,200          11,128,700
                                ---------           -----           ---------          ----------

         In the above table, the total number of shares purchased includes shares purchased as part of a publicly announced share repurchase program, as well as shares tendered by individuals in connection with stock option exercises.

         On September 12, 2003, the company announced that the Board of Directors approved the repurchase of 20,000,000 shares. In July 2004, the Board of Directors authorized the company to enter into agreements from time to time to extend its ongoing repurchase program to include repurchases during company announced "blackout periods" of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act. The company has not yet entered into such an agreement.

         In September 2004, a total of 26,036 Dividend Access Shares, convertible on a one-for-one basis into SYSCO shares, were released to the former owners of HRI Supply, Ltd. ("HRI") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of HRI in May 2001.

         In September 2004, a total of 128,062 shares of Common Stock were issued to the former shareholders of Newport Meat Company ("Newport") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of Newport in July 1999.

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

            4(j) Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

           10(a)+ Second Amendment to Second Amended and Restated Executive
                  Deferred Compensation Agreement effective July 9, 2004, incorporated by reference to Exhibit 10(gg) to Form 10-K filed on September 16, 2004 (File No. 1-6544).

           10(b)+ Fourth Amendment to Fifth Amended and Restated Supplemental
                  Executive Retirement Plan effective July 9, 2004, incorporated by reference to Exhibit 10(hh) to Form 10-K filed on September 16, 2004 (File No. 1-6544).

           10(c)+ Executive Severance Agreement dated July 6, 2004 between
                  SYSCO Corporation and Richard J. Schnieders, incorporated by reference to Exhibit 10(ii) to Form 10-K filed on September 16, 2004 (File No. 1-6544).

           10(d)+ Form of Executive Severance Agreement between SYSCO
                  Corporation and each of Thomas E. Lankford (dated July 12,
                  2004), John K. Stubblefield, Jr. (dated July 6, 2004), Kenneth
                  F. Spitler (dated July 14, 2004) and Larry J. Accardi (dated August 18, 2004), incorporated by reference to Exhibit 10(jj) to

                  Form 10-K filed on September 16, 2004 (File No. 1-6544).

           10(e)+ Form of First Amendment dated September 3, 2004 to Executive
                  Severance Agreement between SYSCO Corporation and each of Richard J. Schnieders, Thomas E. Lankford, John K. Stubblefield, Jr., Kenneth F. Spitler and Larry J. Accardi, incorporated by reference to Exhibit 10(kk) to Form 10-K filed on September 16, 2004 (File No. 1-6544).

           10(f)+ 2004 Long-Term Incentive Cash Plan effective September 3,
                  2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

           10(g)+ Form of Performance Unit Grant Agreement for issuance to executive officers under the 2004 Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

           10(h)+ Form of Stock Option Grant Agreement for issuance to executive officers under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

           10(i)+ Form of Stock Option Grant Agreement for issuance to non-employee directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

           *15(a) Report from Ernst & Young LLP dated November 10, 2004, re:
                  unaudited financial statements.

           *15(b) Acknowledgment letter from Ernst & Young LLP.

           *31(a) CEO Certification pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

           *31(b) CFO Certification pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

           *32(a) CEO Certification pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

           *32(b) CFO Certification pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

----------

+  Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of
   Regulation

   S-K

*  Filed herewith

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

Date: November 10, 2004

                                      By  /s/ JOHN K. STUBBLEFIELD, JR.
                                          --------------------------------------
                                          John K. Stubblefield, Jr.
                                          Executive Vice President,
                                          Finance & Administration

Date: November 10, 2004

                                  EXHIBIT INDEX

    NO.                            DESCRIPTION
-------  -----------------------------------------------------------------------
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

   4(j)  Seventh Supplemental Indenture, including form of Note, dated March 5,
         2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National
         Association (formerly First Union National Bank of North Carolina), as
         Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

  10(a)+ Second Amendment to Second Amended and Restated Executive Deferred
         Compensation Agreement effective July 9, 2004, incorporated by reference to Exhibit 10(gg) to Form 10-K filed on September 16, 2004
         (File No. 1-6544).

  10(b)+ Fourth Amendment to Fifth Amended and Restated Supplemental Executive
         Retirement Plan effective July 9, 2004, incorporated by reference to
         Exhibit 10(hh) to Form 10-K filed on September 16, 2004 (File No.
         1-6544).

  10(c)+ Executive Severance Agreement dated July 6, 2004 between SYSCO
         Corporation and Richard J. Schnieders, incorporated by reference to
         Exhibit 10(ii) to Form 10-K filed on September 16, 2004 (File No.
         1-6544).

  10(d)+ Form of Executive Severance Agreement between SYSCO Corporation and each of Thomas E. Lankford (dated July 12, 2004), John K. Stubblefield,
         Jr. (dated July 6, 2004), Kenneth F. Spitler (dated July 14, 2004) and
         Larry J. Accardi (dated August 18, 2004), incorporated by reference to
         Exhibit 10(jj) to Form 10-

         K filed on September 16, 2004 (File No. 1-6544).

  10(e)+ Form of First Amendment dated September 3, 2004 to Executive Severance
         Agreement between SYSCO Corporation and each of Richard J. Schnieders,
         Thomas E. Lankford, John K. Stubblefield, Jr., Kenneth F. Spitler and
         Larry J. Accardi, incorporated by reference to Exhibit 10(kk) to Form
         10-K filed on September 16, 2004 (File No. 1-6544).

  10(f)+ 2004 Long-Term Incentive Cash Plan effective September 3, 2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

  10(g)+ Form of Performance Unit Grant Agreement for issuance to executive officers under the 2004 Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 10, 2004
         (File No. 1-6544).

  10(h)+ Form of Stock Option Grant Agreement for issuance to executive officersunder the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No.
         1-6544).

  10(i)+ Form of Stock Option Grant Agreement for issuance to non-employee directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 9, 2004 (File
         No. 1-6544).

  *15(a) Report from Ernst & Young LLP dated November 10, 2004, re: unaudited financial statements.

  *15(b) Acknowledgment letter from Ernst & Young LLP.

  *31(a) CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

  *31(b) CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

  *32(a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

  *32(b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

----------

+  Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of
   Regulation
   S-K

*  Filed herewith.