Form 10-Q
period 2005-01-01
SYSCO CORP
filed 2005-02-10
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2005

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

636,906,775 shares of common stock were outstanding as of January 29, 2005.

                                TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          --------
                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                  1
Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             14
Item 3. Quantitative and Qualitative Disclosures about Market Risk           23
Item 4. Controls and Procedures                                              23

                       PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          24
Item 3. Defaults Upon Senior Securities                                      24
Item 4. Submission of Matters to a Vote of Security Holders                  25
Item 5. Other Information                                                    25
Item 6. Exhibits                                                             26

Signatures                                                                   28

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                   Jan. 1, 2005   July 3, 2004   Dec. 27, 2003
                                                   ------------   ------------   -------------
                                                    (unaudited)                   (unaudited)
ASSETS
Current assets
   Cash                                             $  152,926     $  199,706      $  232,595
   Accounts and notes receivable, less
      allowances of $55,713, $34,175 and $55,744     2,167,931      2,189,127       2,086,107
   Inventories                                       1,546,007      1,404,410       1,359,886
   Prepaid expenses                                     64,714         54,903          60,201
   Prepaid income taxes                                     --          3,265              --
                                                    ----------     ----------      ----------
      Total current assets                           3,931,578      3,851,411       3,738,789

Plant and equipment at cost, less depreciation       2,232,172      2,166,809       2,029,718

Other assets
   Goodwill and intangibles, less amortization       1,258,716      1,218,700       1,166,336
   Restricted cash                                     185,660        169,326         170,877
   Prepaid pension cost                                289,464        243,996              --
   Other assets                                        203,297        197,390         199,857
                                                    ----------     ----------      ----------
      Total other assets                             1,937,137      1,829,412       1,537,070
                                                    ----------     ----------      ----------
Total assets                                        $8,100,887     $7,847,632      $7,305,577
                                                    ==========     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable                                    $   67,153     $   73,834      $  124,609
   Accounts payable                                  1,684,567      1,742,578       1,645,948
   Accrued expenses                                    626,651        724,970         583,559
   Income taxes                                        239,984             --         172,420
   Deferred taxes                                      183,748        422,419         190,175
   Current maturities of long-term debt                367,853        162,833          12,322
                                                    ----------     ----------      ----------
      Total current liabilities                      3,169,956      3,126,634       2,729,033

Other liabilities
   Long-term debt                                    1,101,852      1,231,493       1,395,981
   Deferred taxes                                      716,977        686,705         524,989
   Other long-term liabilities                         268,878        238,294         289,750
                                                    ----------     ----------      ----------
      Total other liabilities                        2,087,707      2,156,492       2,210,720

Contingencies

Shareholders' equity
   Preferred stock, par value $1 per share
      Authorized 1,500,000 shares, issued none              --             --              --
   Common stock, par value $1 per share
         Authorized 2,000,000,000 shares, issued
            765,174,900 shares                         765,175        765,175         765,175
   Paid-in capital                                     364,738        332,041         290,744
   Retained earnings                                 4,239,352      3,959,714       3,649,583
   Other comprehensive loss                             52,813         17,640        (142,027)
                                                    ----------     ----------      ----------
                                                     5,422,078      5,074,570       4,563,475
   Less cost of treasury stock, 128,629,507,
      128,639,869 and 122,970,398 shares             2,578,854      2,510,064       2,197,651
                                                    ----------     ----------      ----------
   Total shareholders' equity                        2,843,224      2,564,506       2,365,824
                                                    ----------     ----------      ----------
Total liabilities and shareholders' equity          $8,100,887     $7,847,632      $7,305,577
                                                    ==========     ==========      ==========

Note: The July 3, 2004 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

                                          26-Week Period Ended           13-Week Period Ended
                                      ----------------------------   ----------------------------
                                      Jan. 1, 2005   Dec. 27, 2003   Jan. 1, 2005   Dec. 27, 2003
                                      ------------   -------------   ------------   -------------
Sales                                 $ 14,863,182    $ 14,170,801   $  7,331,257    $  7,036,520

Costs and expenses
   Cost of sales                        12,028,446      11,423,166      5,933,515       5,669,399
   Operating expenses                    2,060,331       2,021,189      1,004,919         996,853
   Interest expense                         35,465          35,007         17,766          16,376
   Other, net                               (3,662)         (9,035)        (1,693)         (7,052)
                                      ------------    ------------   ------------    ------------
Total costs and expenses                14,120,580      13,470,327      6,954,507       6,675,576
                                      ------------    ------------   ------------    ------------

Earnings before income taxes               742,602         700,474        376,750         360,944
Income taxes                               284,045         269,682        144,107         138,963
                                      ------------    ------------   ------------    ------------
Net earnings                          $    458,557    $    430,792   $    232,643    $    221,981
                                      ============    ============   ============    ============

Net earnings:
   Basic earnings per share           $       0.72    $       0.67   $       0.36    $       0.34
                                      ============    ============   ============    ============
   Diluted earnings per share         $       0.70    $       0.65   $       0.36    $       0.34
                                      ============    ============   ============    ============

Average shares outstanding             638,403,789     645,301,941    638,638,789     644,723,466
                                      ============    ============   ============    ============
Diluted shares outstanding             652,448,434     660,127,514    652,993,142     661,632,986
                                      ============    ============   ============    ============

Dividends declared per common share   $       0.28    $       0.24   $       0.15    $       0.13
                                      ============    ============   ============    ============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                  26-Week Period Ended
                                                              ----------------------------
                                                              Jan. 1, 2005   Dec. 27, 2003
                                                              ------------   -------------
Operating activities:
   Net earnings                                                 $ 458,557      $ 430,792
   Add non-cash items:
      Depreciation and amortization                               150,294        138,679
      Deferred tax provision                                      265,289        265,053
      Provision for losses on receivables                          15,019         14,895
   Additional investment in certain assets and liabilities,
      net of effect of businesses acquired:
      Decrease (increase) in receivables                           32,612        (73,428)
      (Increase) in inventories                                  (123,510)      (120,215)
      (Increase) in prepaid expenses                               (9,378)        (7,755)
      (Decrease) increase in accounts payable                     (78,330)         3,905
      (Decrease) in accrued expenses                             (107,609)       (69,771)
      (Decrease) in accrued income taxes                         (224,079)      (186,649)
      (Increase) in other assets                                   (7,689)       (24,644)
      (Decrease) in other long-term liabilities and prepaid
         pension cost, net                                         (9,453)        (6,083)
                                                                ---------      ---------
   Net cash provided by operating activities                      361,723        364,779
                                                                ---------      ---------

Investing activities:
   Additions to plant and equipment                              (205,585)      (248,697)
   Proceeds from sales of plant and equipment                       7,331          9,815
   Acquisition of businesses, net of cash acquired                (33,439)       (33,703)
   Increase in restricted cash                                    (16,334)       (90,000)
                                                                ---------      ---------
   Net cash used for investing activities                        (248,027)      (362,585)
                                                                ---------      ---------

Financing activities:
   Bank and commercial paper (repayments) borrowings               (6,881)       182,739
   Other debt borrowings (repayments)                              68,973        (12,964)
   Common stock reissued from treasury                            103,168         86,337
   Treasury stock purchases                                      (154,858)      (218,149)
   Dividends paid                                                (166,234)      (142,501)
                                                                ---------      ---------
   Net cash used for financing activities                        (155,832)      (104,538)
                                                                ---------      ---------

Effect of exchange rates on cash                                   (4,644)        (2,508)
                                                                ---------      ---------

Net decrease in cash                                              (46,780)      (104,852)
Cash at beginning of period                                       199,706        337,447
                                                                ---------      ---------
Cash at end of period                                           $ 152,926      $ 232,595
                                                                =========      =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                  $  34,841      $  36,598
      Income taxes                                                237,694        190,761

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

     2.   EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

                                                       26-Week Period Ended           13-Week Period Ended
                                                   ----------------------------   ----------------------------
                                                   Jan. 1, 2005   Dec. 27, 2003   Jan. 1, 2005   Dec. 27, 2003
                                                   ------------   -------------   ------------   -------------
Numerator:
   Numerator for earnings per share --
      income available to common shareholders      $458,557,000    $430,792,000   $232,643,000    $221,981,000
                                                   ============    ============   ============    ============

Denominator:
   Denominator for basic earnings per share --
      weighted-average shares                       638,403,789     645,301,941    638,638,789     644,723,466

   Effect of dilutive securities:
      Employee and director stock options            14,044,645      14,825,573     14,354,353      16,909,520
                                                   ------------    ------------   ------------    ------------
   Denominator for diluted earnings per share --
      Adjusted weighted-average shares              652,448,434     660,127,514    652,993,142     661,632,986
                                                   ============    ============   ============    ============

Basic earnings per share                           $       0.72    $       0.67   $       0.36    $       0.34
                                                   ============    ============   ============    ============

Diluted earnings per share                         $       0.70    $       0.65   $       0.36    $       0.34
                                                   ============    ============   ============    ============

     3.   RESTRICTED CASH

          SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers' compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts. In October 2004, SYSCO deposited approximately $16,000,000 in additional funds in a trust to satisfy ongoing collateral requirements.

          In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved.

          A summary of restricted cash balances appears below:

                                       Jan. 1, 2005   July 3, 2004   Dec. 27, 2003
                                       ------------   ------------   -------------
Funds deposited in insurance trusts    $163,663,000   $147,329,000    $147,000,000
Escrow funds related to acquisitions     21,997,000     21,997,000      23,877,000
                                       ------------   ------------    ------------
Total                                  $185,660,000   $169,326,000    $170,877,000
                                       ============   ============    ============

     4.   DEBT

          As of January 1, 2005, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $95,000,000. Outstanding borrowings on these lines of credit were $4,000,000 as of January 1, 2005.

          As of January 1, 2005, SYSCO's outstanding borrowings under its commercial paper programs were $133,149,000. During the 26-week period ended January 1, 2005, commercial paper and short-term bank borrowings ranged from approximately $46,327,000 to $253,384,000.

          Included in current maturities of long-term debt at January 1, 2005 are the 6.5% Senior Notes due June 2005 and the 4.75% Senior Notes due July 2005. It is the company's intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes, cash flow from operations or a combination thereof.

     5.   ACQUISITIONS

          During the first 26 weeks of fiscal 2005, in the aggregate, the company paid cash of $33,439,000 and issued 178,625 shares with a value of $3,414,000 for acquisitions during fiscal 2005 and for contingent consideration related to operations acquired in previous fiscal years. Acquisitions during fiscal 2005 were immaterial, individually and in the aggregate, to the consolidated financial statements.

          Acquisitions of businesses are accounted for using the purchase method of accounting and the financial statements of SYSCO include the results of the acquired companies from the respective dates they joined SYSCO.

          The purchase price of the acquired operations is allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition with any excess of cost over the fair value of net assets acquired, including intangibles, recognized as goodwill. The purchase price allocations related to recent acquisitions are based upon preliminary information and may be subject to change when final asset and liability valuations are obtained. Material changes to the preliminary allocations are not anticipated by management.

          Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained. Aggregate contingent consideration amounts outstanding as of January 1, 2005 included approximately 1,095,000 shares and $84,326,000 in cash, which, if distributed, could result in recording of up to $107,762,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

     6.   DERIVATIVE FINANCIAL INSTRUMENTS

          As of January 1, 2005, SYSCO had interest rate swaps outstanding with a notional amount of $500,000,000. The fair value of the outstanding swaps was $2,785,000, which is reflected in Other Assets on the Consolidated Balance Sheet, and the carrying amount of the related debt has been increased by the same amount in accordance with the shortcut method provided by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

          In February 2005, SYSCO terminated $500,000,000 aggregate notional amount of interest rate swaps which were fair value hedges against the 7.00% Senior Notes due May 2006, 7.25% Senior Notes due April 2007 and 4.60% Senior Notes due March 2014 and received approximately $5,300,000, which represented the fair value of the swap agreements at the time of termination. A corresponding amount will be reflected as an increase in the carrying value of the related debt to reflect the fair value at termination. This increase in the carrying value of the debt will be amortized as a reduction of interest expense over the remaining term of the debt.

     7.   INCOME TAXES

          Reflected in the changes in the net deferred tax liability and prepaid/accrued income tax balances from July 3, 2004 to January 1, 2005 is the reclassification of deferred tax liabilities related to supply chain distributions to accrued income taxes. This reclassification reflects the tax payments to be made this fiscal year related to previously deferred supply chain distributions.

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

          The following table provides comparative pro forma net earnings and earnings per share had compensation expense for these plans been determined using the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," for all periods presented. The pro forma presentation includes only options granted after 1995 in accordance with SFAS 123. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years.

                                                        26-Week Period Ended           13-Week Period Ended
                                                    ----------------------------   ----------------------------
                                                    Jan. 1, 2005   Dec. 27, 2003   Jan. 1, 2005   Dec. 27, 2003
                                                    ------------   -------------   ------------   -------------
Net earnings:
   Reported net earnings                            $458,557,000    $430,792,000   $232,643,000   $221,981,000
   Stock based compensation expense, net of taxes    (47,414,000)    (40,762,000)   (23,943,000)   (21,863,000)
                                                    ------------    ------------   ------------   ------------
   Adjusted net earnings                            $411,143,000    $390,030,000   $208,700,000   $200,118,000
                                                    ============    ============   ============   ============

Basic earnings per share:
   Reported earnings per share                      $       0.72    $       0.67   $       0.36   $       0.34
   Stock based compensation expense, net of taxes          (0.08)          (0.07)         (0.03)         (0.03)
                                                    ------------    ------------   ------------   ------------
   Adjusted earnings per share                      $       0.64    $       0.60   $       0.33   $       0.31
                                                    ============    ============   ============   ============

Diluted earnings per share:
   Reported earnings per share                      $       0.70    $       0.65   $       0.36   $       0.34
   Stock based compensation expense, net of taxes          (0.07)          (0.06)         (0.04)         (0.04)
                                                    ------------    ------------   ------------   ------------
   Adjusted earnings per share                      $       0.63    $       0.59   $       0.32   $       0.30
                                                    ============    ============   ============   ============

          The weighted average fair value of options granted was $7.10 and $6.74 during the 26 weeks ended January 1, 2005 and December 27, 2003, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for each period presented:

                              26-Week Period Ended
                          ----------------------------
                          Jan. 1, 2005   Dec. 27, 2003
                          ------------   -------------
Dividend yield                 1.45%           1.49%
Expected volatility              22%             22%
Risk-free interest rate         3.4%            3.2%
Expected life               5 years         5 years

          The weighted average fair value of employee stock purchase rights issued was $4.89 and $4.70 during the 26 weeks ended January 1, 2005 and December 27, 2003, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

     9.   COMPREHENSIVE INCOME

          Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders' equity. The following table provides a summary of the components of other comprehensive income for the periods presented:

                                               26-Week Period Ended          13-Week Period Ended
                                          ----------------------------   ----------------------------
                                          Jan. 1, 2005   Dec. 27, 2003   Jan. 1, 2005   Dec. 27, 2003
                                          ------------   -------------   ------------   -------------
Net earnings                              $458,557,000    $430,792,000   $232,643,000    $221,981,000
Minimum pension liability adjustment                --         749,000             --              --
Foreign currency translation adjustment     35,173,000       9,605,000     18,660,000      10,743,000
                                          ------------    ------------   ------------    ------------
Other comprehensive income                $493,730,000    $441,146,000   $251,303,000    $232,724,000
                                          ============    ============   ============    ============

     10.  CONTINGENCIES

          SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

     11.  NEW ACCOUNTING STANDARDS

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

          SYSCO must adopt Statement 123(R) no later than July 3, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. SYSCO expects to adopt SFAS 123(R) on July 3, 2005. SFAS 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.

          As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of the company's adoption of SFAS 123(R)'s fair value method has not yet been determined, the company expects that it will have a significant impact on its results of operations. The disclosure in the footnotes to the company's consolidated financial statements under Stock-Based Compensation of pro forma net income and earnings per share as if the company had recognized compensation cost for share based payments under SFAS 123 for periods prior to fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share based payments under SFAS 123(R) in future periods. The potential impact of adopting SFAS 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

     12.  BUSINESS SEGMENT INFORMATION

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

                                        26-Week Period Ended           13-Week Period Ended
                                    ----------------------------   ----------------------------
                                    Jan. 1, 2005   Dec. 27, 2003   Jan. 1, 2005   Dec. 27, 2003
                                    ------------   -------------   ------------   -------------
Sales (in thousands):
   Broadline                        $ 11,943,304    $11,508,476     $5,847,942     $5,681,387
   SYGMA                               1,857,201      1,688,102        941,421        863,539
   Other                               1,225,124      1,133,333        626,458        571,873
   Intersegment sales                   (162,447)      (159,110)       (84,564)       (80,279)
                                    ------------    -----------     ----------     ----------
   Total                            $ 14,863,182    $14,170,801     $7,331,257     $7,036,520
                                    ============    ===========     ==========     ==========

                                        26-Week Period Ended           13-Week Period Ended
                                    ----------------------------   ----------------------------
                                    Jan. 1, 2005   Dec. 27, 2003   Jan. 1, 2005   Dec. 27, 2003
                                    ------------   -------------   ------------   -------------
Earnings before income taxes
   (in thousands):
   Broadline                          $729,932       $684,726        $360,616       $345,622
   SYGMA                                 7,634         11,012           3,871          5,738
   Other                                39,888         34,730          22,791         19,754
                                      --------       --------        --------       --------
   Total segments                      777,454        730,468         387,278        371,114
   Unallocated corporate expenses      (34,852)       (29,994)        (10,528)       (10,170)
                                      --------       --------        --------       --------
   Total                              $742,602       $700,474        $376,750       $360,944
                                      ========       ========        ========       ========

                                            Jan. 1, 2005   July 3, 2004   Dec. 27, 2003
                                            ------------   ------------   -------------
Assets (in thousands):
   Broadline                                 $4,924,815     $4,792,595      $4,700,779
   SYGMA                                        284,235        240,418         230,214
   Other                                        631,371        588,275         512,851
                                             ----------     ----------      ----------
   Total segments                             5,840,421      5,621,288       5,443,844
   Corporate                                  2,260,466      2,226,344       1,861,733
                                             ----------     ----------      ----------
   Total                                     $8,100,887     $7,847,632      $7,305,577
                                             ==========     ==========      ==========

     13.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                                                     CONDENSED CONSOLIDATING BALANCE SHEET
                                                                JANUARY 1, 2005
                                -------------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                   SYSCO      INTERNATIONAL       SUBSIDIARIES      ELIMINATIONS      TOTALS
                                -----------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Current assets ..............   $    97,392      $     14         $ 3,834,172        $        --    $3,931,578
Investment in
   subsidiaries .............     9,253,746       289,461             155,062         (9,698,269)           --
Plant and equipment, net ....       131,032            --           2,101,140                 --     2,232,172
Other assets ................       663,434            --           1,273,703                 --     1,937,137
                                -----------      --------         -----------        -----------    ----------
Total assets ................   $10,145,604      $289,475         $ 7,364,077        $(9,698,269)   $8,100,887
                                ===========      ========         ===========        ===========    ==========

Current liabilities .........   $   610,576      $ 64,344         $ 2,495,036        $        --    $3,169,956
Intercompany payables
   (receivables) ............     5,535,449        22,950          (5,558,399)                --            --
Long-term debt ..............       851,729       199,528              50,595                 --     1,101,852
Other liabilities ...........       378,172            --             607,683                 --       985,855
Shareholders' equity ........     2,769,678         2,653           9,769,162         (9,698,269)    2,843,224
                                -----------      --------         -----------        -----------    ----------
Total liabilities and
   shareholders' equity .....   $10,145,604      $289,475         $ 7,364,077        $(9,698,269)   $8,100,887
                                ===========      ========         ===========        ===========    ==========

                                                     CONDENSED CONSOLIDATING BALANCE SHEET
                                                                  JULY 3, 2004
                                -------------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                   SYSCO      INTERNATIONAL       SUBSIDIARIES      ELIMINATIONS      TOTALS
                                -----------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Current assets ..............    $  119,526      $     34         $ 3,731,851        $        --    $3,851,411
Investment in
   subsidiaries .............     8,678,729       260,501             173,986         (9,113,216)           --
Plant and equipment, net ....       114,385            --           2,052,424                 --     2,166,809
Other assets ................       594,811            --           1,234,601                 --     1,829,412
                                 ----------      --------         -----------        -----------    ----------
Total assets ................    $9,507,451      $260,535         $ 7,192,862        $(9,113,216)   $7,847,632
                                 ==========      ========         ===========        ===========    ==========

Current liabilities .........    $  374,144      $ 74,948         $ 2,677,542        $        --    $3,126,634
Intercompany payables
   (receivables) ............     5,298,927       (14,924)         (5,284,003)                --            --
Long-term debt ..............       981,476       199,496              50,521                 --     1,231,493
Other liabilities ...........       326,771            --             598,228                 --       924,999
Shareholders' equity ........     2,526,133         1,015           9,150,574         (9,113,216)    2,564,506
                                 ----------      --------         -----------        -----------    ----------
Total liabilities and
   shareholders' equity .....    $9,507,451      $260,535         $ 7,192,862        $(9,113,216)   $7,847,632
                                 ==========      ========         ===========        ===========    ==========

                                                     CONDENSED CONSOLIDATING BALANCE SHEET
                                                               DECEMBER 27, 2003
                                -------------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                   SYSCO      INTERNATIONAL       SUBSIDIARIES      ELIMINATIONS      TOTALS
                                -----------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Current assets ..............    $  155,342     $      14         $ 3,583,433        $        --    $3,738,789
Investment in
   subsidiaries .............     8,074,934       260,264             172,711         (8,507,909)           --
Plant and equipment, net ....       118,907            --           1,910,811                 --     2,029,718
Other assets ................       347,491         2,077           1,187,502                 --     1,537,070
                                 ----------     ---------         -----------        -----------    ----------
Total assets ................    $8,696,674     $ 262,355         $ 6,854,457        $(8,507,909)   $7,305,577
                                 ==========     =========         ===========        ===========    ==========

Current liabilities .........    $  302,789     $ 105,347         $ 2,320,897        $        --    $2,729,033
Intercompany payables
   (receivables) ............     4,728,093       (45,927)         (4,682,166)                --            --
Long-term debt ..............     1,140,108       199,463              56,410                 --     1,395,981
Other liabilities ...........       202,202            --             612,537                 --       814,739
Shareholders' equity ........     2,323,482         3,472           8,546,779         (8,507,909)    2,365,824
                                 ----------     ---------         -----------        -----------    ----------
Total liabilities and
   shareholders' equity .....    $8,696,674     $ 262,355         $ 6,854,457        $(8,507,909)   $7,305,577
                                 ==========     =========         ===========        ===========    ==========

                                                 CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                      26-WEEK PERIOD ENDED JANUARY 1, 2005
                                -------------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                   SYSCO      INTERNATIONAL       SUBSIDIARIES      ELIMINATIONS      TOTALS
                                -----------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Sales .......................    $      --       $    --          $ 14,863,182       $      --      $14,863,182
Cost of sales ...............           --            --            12,028,446              --       12,028,446
Operating expenses ..........       33,719            58             2,026,554              --        2,060,331
Interest expense (income) ...      149,518         5,378              (119,431)             --           35,465
Other, net ..................         (160)           --                (3,502)             --           (3,662)
                                 ---------       -------          ------------       ---------      -----------
Total costs and expenses ....      183,077         5,436            13,932,067              --       14,120,580
                                 ---------       -------          ------------       ---------      -----------
Earnings (losses) before
   income taxes .............     (183,077)       (5,436)              931,115              --          742,602
Income tax (benefit)
   provision ................      (70,027)       (2,079)              356,151              --          284,045
Equity in earnings of
   Subsidiaries .............      571,607         3,772                    --        (575,379)              --
                                 ---------       -------          ------------       ---------      -----------
Net earnings ................    $ 458,557       $   415          $    574,964       $(575,379)     $   458,557
                                 =========       =======          ============       =========      ===========

                                                 CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                     26-WEEK PERIOD ENDED DECEMBER 27, 2003
                                -------------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                   SYSCO      INTERNATIONAL       SUBSIDIARIES      ELIMINATIONS      TOTALS
                                -----------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Sales .......................    $      --       $    --          $14,170,801        $      --      $14,170,801
Cost of sales ...............           --            --           11,423,166               --       11,423,166
Operating expenses ..........       58,896            56            1,962,237               --        2,021,189
Interest expense (income) ...      121,651         7,421              (94,065)              --           35,007
Other, net ..................         (192)         (928)              (7,915)              --           (9,035)
                                 ---------       -------          -----------        ---------      -----------
Total costs and expenses ....      180,355         6,549           13,283,423               --       13,470,327
                                 ---------       -------          -----------        ---------      -----------
Earnings (losses) before
   income taxes .............     (180,355)       (6,549)             887,378               --          700,474
Income tax (benefit)
   provision ................      (69,437)       (2,521)             341,640               --          269,682
Equity in earnings of
   Subsidiaries .............      541,710         6,057                   --         (547,767)              --
                                 ---------       -------          -----------        ---------      -----------
Net earnings ................    $ 430,792       $ 2,029          $   545,738        $(547,767)     $   430,792
                                 =========       =======          ===========        =========      ===========

                                                 CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                      13-WEEK PERIOD ENDED JANUARY 1, 2005
                                -------------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                   SYSCO      INTERNATIONAL       SUBSIDIARIES      ELIMINATIONS      TOTALS
                                -----------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Sales .......................    $     --        $    --           $7,331,257        $      --      $ 7,331,257
Cost of sales ...............          --             --            5,933,515               --        5,933,515
Operating expenses ..........      10,010             29              994,880               --        1,004,919
Interest expense (income) ...      75,392          2,314              (59,940)              --           17,766
Other, net ..................           5             --               (1,698)              --           (1,693)
                                 --------        -------           ----------        ---------      -----------
Total costs and expenses ....      85,407          2,343            6,866,757               --        6,954,507
                                 --------        -------           ----------        ---------      -----------
Earnings (losses) before
   income taxes .............     (85,407)        (2,343)             464,500               --          376,750
Income tax (benefit)
   provision ................     (32,668)          (896)             177,671               --          144,107
Equity in earnings of
   Subsidiaries .............     285,382          1,244                   --         (286,626)              --
                                 --------        -------           ----------        ---------      -----------
Net earnings (loss) .........    $232,643        $  (203)          $  286,829        $(286,626)     $   232,643
                                 ========        =======           ==========        =========      ===========

                                                 CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                    13-WEEK PERIOD ENDED DECEMBER 27, 2003
                                -------------------------------------------------------------------------------
                                                  SYSCO       OTHER NON-GUARANTOR                  CONSOLIDATED
                                   SYSCO      INTERNATIONAL       SUBSIDIARIES      ELIMINATIONS      TOTALS
                                -----------   -------------   -------------------   ------------   ------------
                                                                 (IN THOUSANDS)
Sales .......................    $     --        $    --           $7,036,520        $      --      $7,036,520
Cost of sales ...............          --             --            5,669,399               --       5,669,399
Operating expenses ..........      21,341             20              975,492               --         996,853
Interest expense (income) ...      60,596          3,711              (47,931)              --          16,376
Other, net ..................          91           (928)              (6,215)              --          (7,052)
                                 --------        -------           ----------        ---------      ----------
Total costs and expenses ....      82,028          2,803            6,590,745               --       6,675,576
                                 --------        -------           ----------        ---------      ----------
Earnings (losses) before
   income taxes .............     (82,028)        (2,803)             445,775               --         360,944
Income tax (benefit)
   provision ................     (31,581)        (1,079)             171,623               --         138,963
Equity in earnings of
   Subsidiaries .............     272,428          3,231                   --         (275,659)             --
                                 --------        -------           ----------        ---------      ----------
Net earnings ................    $221,981        $ 1,507           $  274,152        $(275,659)     $  221,981
                                 ========        =======           ==========        =========      ==========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                      26-WEEK PERIOD ENDED JANUARY 1, 2005
                                      ----------------------------------------------------------------
                                                        SYSCO       OTHER NON-GUARANTOR   CONSOLIDATED
                                         SYSCO      INTERNATIONAL       SUBSIDIARIES         TOTALS
                                      -----------   -------------   -------------------   ------------
                                                                       (IN THOUSANDS)
Net cash provided by (used for):

Operating activities ..............    $ (63,840)      $ (3,260)         $ 428,823          $ 361,723
Investing activities ..............      (43,126)            --           (204,901)          (248,027)
Financing activities ..............     (143,841)       (10,649)            (1,342)          (155,832)
Effect of exchange rate on
   cash ...........................           --             --             (4,644)            (4,644)
Intercompany activity .............      236,679         13,909           (250,588)                --
                                       ---------       --------          ---------          ---------
Net decrease in cash ..............      (14,128)            --            (32,652)           (46,780)
Cash at the beginning of the
   period .........................       87,507             --            112,199            199,706
                                       ---------       --------          ---------          ---------
Cash at the end of the
   period .........................    $  73,379       $     --          $  79,547          $ 152,926
                                       =========       ========          =========          =========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                     26-WEEK PERIOD ENDED DECEMBER 27, 2003
                                      ----------------------------------------------------------------
                                                        SYSCO       OTHER NON-GUARANTOR   CONSOLIDATED
                                         SYSCO      INTERNATIONAL       SUBSIDIARIES         TOTALS
                                      -----------   -------------   -------------------   ------------
                                                                       (IN THOUSANDS)
Net cash provided by (used for):

Operating activities ..............    $(120,854)      $   663           $ 484,970         $ 364,779
Investing activities ..............     (132,075)           --            (230,510)         (362,585)
Financing activities ..............      (86,419)       (7,181)            (10,938)         (104,538)
Effect of exchange rate on
   cash ...........................           --            --              (2,508)           (2,508)
Intercompany activity .............      269,716         6,004            (275,720)               --
                                       ---------       -------           ---------         ---------
Net decrease in cash ..............      (69,632)         (514)            (34,706)         (104,852)
Cash at the beginning of the
   period .........................      206,043           514             130,890           337,447
                                       ---------       -------           ---------         ---------
Cash at the end of the
   period .........................    $ 136,411       $    --           $  96,184         $ 232,595
                                       =========       =======           =========         =========

     14.  EMPLOYEE BENEFIT PLANS

          The components of net benefit cost for the 26-week periods presented are as follows:

                                             Pension Benefits          Other Postretirement Plans
                                       ----------------------------   ----------------------------
                                       Jan. 1, 2005   Dec. 27, 2003   Jan. 1, 2005   Dec. 27, 2003
                                       ------------   -------------   ------------   -------------
Service cost                           $ 40,642,000   $ 37,466,000      $239,000       $211,000
Interest cost                            36,913,000     30,582,000       244,000        201,000
Expected return on plan assets          (41,306,000)   (30,574,000)           --             --
Amortization of prior service cost          880,000        654,000       101,000        101,000
Recognized net actuarial loss (gain)     16,302,000     18,849,000            --        (20,000)
Amortization of net transition
   obligation                                    --        139,000        77,000         77,000
                                       ------------   ------------      --------       --------
Net periodic benefit cost              $ 53,431,000   $ 57,116,000      $661,000       $570,000
                                       ============   ============      ========       ========

          The components of net benefit cost for the 13-week periods presented are as follows:

                                             Pension Benefits          Other Postretirement Plans
                                       ----------------------------   ----------------------------
                                       Jan. 1, 2005   Dec. 27, 2003   Jan. 1, 2005   Dec. 27, 2003
                                       ------------   -------------   ------------   -------------
Service cost                           $ 20,320,000   $ 18,733,000      $119,000       $106,000
Interest cost                            18,457,000     15,291,000       122,000        100,000
Expected return on plan assets          (20,653,000)   (15,287,000)           --             --
Amortization of prior service cost          440,000        326,000        51,000         51,000
Recognized net actuarial loss (gain)      8,151,000      9,425,000            --        (10,000)
Amortization of net transition
    obligation                                   --         70,000        38,000         38,000
                                       ------------   ------------      --------       --------
Net periodic benefit cost              $ 26,715,000   $ 28,558,000      $330,000       $285,000
                                       ============   ============      ========       ========

          SYSCO's contributions to its defined benefit plans were $83,048,000 and $82,637,000 during the 26-week periods ended January 1, 2005 and December 27, 2003, respectively. SYSCO does not expect to make significant additional contributions during the remainder of fiscal 2005, whereas total contributions in fiscal 2004 were $165,512,000.

     15.  MANAGEMENT INCENTIVE COMPENSATION

          In September 2004, SYSCO adopted the 2004 Long-Term Incentive Cash Plan (the Cash Plan) under which key employees have the opportunity to earn cash incentive payments based on a performance period of at least three years. In September 2004, performance units were awarded under the Cash Plan to approximately 172 employees, which could result in a maximum aggregate payout after the three-year performance period which includes fiscal years 2005 through 2007 of $23,454,000.

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

     HIGHLIGHTS

     Sales increased 4.9% for the first 26 weeks and 4.2% for the second quarter of fiscal 2005 over the comparable prior year periods. Gross margins as a percent of sales for both the first 26 weeks and second quarter of fiscal 2005 decreased from the comparable prior year periods due to the impact of product cost increases and changes in customer mix and segment mix. Operating expenses as a percent of sales for both the first 26 weeks and the second quarter of fiscal 2005 decreased from the comparable prior year periods due to operating efficiencies and operating costs increasing at lower rates than the sales price increases driven by product cost increases. Primarily as a result of these factors, net earnings increased 6.4% for the first 26 weeks and 4.8% for the second quarter of fiscal 2005 over the comparable prior year periods.

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

     OVERVIEW

     SYSCO distributes food and related products to the foodservice industry including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. SYSCO's operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, Asian cuisine foodservice, hotel supply operations, and SYGMA, the company's chain restaurant distribution subsidiary.

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

     General economic conditions and consumer confidence can affect the frequency and amount spent by consumers for food prepared away from home and in turn can impact SYSCO's sales. We have historically grown at a faster rate than the overall industry and have grown our market share in this fragmented industry.

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

     The company's National Supply Chain project is intended to optimize the supply chain activities for products from SYSCO's operating companies in each respective region and as a result, lower inventory and operating costs, working capital requirements and future facility expansion needs at SYSCO's operating companies while providing greater value to our suppliers and customers. The company expects to build from seven to nine regional distribution centers over a period of ten years. The first of which, the Northeast Redistribution Center located in Front Royal, Virginia, will begin distributing products to the company's broadline facility near Boston in February 2005, followed incrementally by 13 additional broadline companies in the Northeast region. The company expects that all 14 companies will be receiving products from the Northeast Redistribution Center by October 2005. The company expects to begin construction of its second regional redistribution facility, to be located in the Southeast, in fiscal 2006.

     Management estimates that additional expenses related to the Northeast Redistribution Center over what was incurred in fiscal 2004 will have a negative impact of $0.03 to $0.04 on earnings per share during fiscal 2005. In fiscal 2006, management estimates that the benefits of the project are expected to offset any further costs, and that there should be no additional negative impact, and perhaps a one-half cent contribution, to earnings per share.

     RESULTS OF OPERATIONS

     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

                                   26-Week Period Ended           13-Week Period Ended
                               ----------------------------   ----------------------------
                               Jan. 1, 2005   Dec. 27, 2003   Jan. 1, 2005   Dec. 27, 2003
                               ------------   -------------   ------------   -------------
Sales                             100.0%          100.0%         100.0%          100.0%

Costs and Expenses
   Cost of sales                   80.9            80.6           80.9            80.6
   Operating expenses              13.9            14.3           13.8            14.2
   Interest expense                 0.2             0.2            0.2             0.2
   Other, net                       0.0             0.0            0.0            (0.1)
                                  -----           -----          -----           -----
Total costs and expenses           95.0            95.1           94.9            94.9
                                  -----           -----          -----           -----

Earnings before income taxes        5.0             4.9            5.1             5.1
Income taxes                        1.9             1.9            1.9             1.9
                                  -----           -----          -----           -----
Net earnings                        3.1%            3.0%           3.2%            3.2%
                                  =====           =====          =====           =====

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

                               26-Week Period   13-Week Period
                               --------------   --------------
Sales                                4.9%             4.2%

Costs and Expenses
   Cost of sales                     5.3              4.7
   Operating expenses                1.9              0.8
   Interest expense                  1.3              8.5
   Other, net                      (59.5)           (76.0)
                                   -----            -----
Total costs and expenses             4.8              4.2
                                   -----            -----

Earnings before income taxes         6.0              4.4
Income taxes                         5.3              3.7
                                   -----            -----
Net earnings                         6.4%             4.8%
                                   =====            =====
Basic earnings per share             7.5%             5.9%
Diluted earnings per share           7.7              5.9

Average shares outstanding          (1.1)            (0.9)
Diluted shares outstanding          (1.2)            (1.3)

     SALES Acquisitions contributed 0.6% to the overall sales growth rate for the first 26 weeks of fiscal 2005 and 0.7% for the second quarter of fiscal 2005. Estimated product cost increases were 4.7% during the first 26 weeks of fiscal 2005 and 3.8% during the second quarter of fiscal 2005. SYSCO generally expects to pass product cost increases to its customers; however, the actual amount of product cost increases reflected as increases in sales price is difficult to quantify. Management believes that prolonged periods of rising product costs together with general economic conditions, including increased fuel costs, contributed to the softness in the foodservice market and thus a slowing of SYSCO's sales growth beginning in the latter half of the fourth quarter of fiscal 2004 and continuing in fiscal 2005.

     Additionally, the company continues its focus on profitable sales growth. One part of this strategy involves being more selective with respect to which customers we serve, including managing the profitability of, or exiting, unprofitable customers and refining the use of customer purchasing potential and profitability data in targeting new customers. The company continues to see reductions in sales to unprofitable customers over the comparable prior year periods.

     GROSS MARGINS The decline in gross margins as a percentage of sales in the first 26 weeks and second quarter of fiscal 2005, as compared to the comparable prior year periods, was experienced in substantially all of the company's segments. Management believes that this gross margin decline was caused by several factors, including product cost increases, changes in segment mix and pricing pressure.

     Product cost increases in most of the product categories had the impact of reducing gross margins as a percentage of sales, as gross profit dollars are earned on a higher sales dollar base.

     Within the Broadline segment, gross margin as a percentage of sales on sales to multi-unit customers, where margins are contractually agreed to and are frequently fee-based, declined. Gross margins as a percentage of sales on sales to marketing-associate served customers, where marketing associates negotiate the price on each order, were maintained.

     Sales at the SYGMA segment, which traditionally have lower margins than Broadline segment sales, grew faster than sales at the Broadline segment.

     OPERATING EXPENSES The decrease in operating expenses as a percentage of sales was primarily attributable to improved operating efficiencies. For example, the Broadline segment continues to demonstrate improving trends in key expense metrics, including number of stops, miles driven per trip, pieces sold per delivery, product line items sold per delivery, pieces per trip and pieces per error. Increases in product costs and the resulting increased average sales price per item also favorably impacted expenses as a percentage of sales as operating costs increased at a lower rate.

     Operating expenses were also favorably impacted by the recognition in income of $14,195,000 in the first 26 weeks and $14,281,000 in the second quarter of fiscal 2005 to adjust the carrying value of life insurance assets to their cash surrender value. This compared to the recognition in income of $16,784,000 and $12,218,000 in the comparable periods of fiscal 2004, respectively.

     Operating expenses were negatively impacted by increased costs to deliver product to customers due to increased fuel costs of approximately $14,000,000 in the first 26 weeks and $8,500,000 in the second quarter of fiscal 2005 over comparable periods of fiscal 2004. The impact of increasing fuel costs was partially offset by a reduction in both miles driven and number of stops.

     Operating expenses related to the National Supply Chain project were $12,211,000 in the first 26 weeks and $6,460,000 in the second quarter of fiscal 2005, as compared to $17,698,000 and $8,786,000 in the comparable periods of fiscal 2004.

     The company's focus on managing labor costs has resulted in a reduction of the number of associates by approximately 2,000 from July 3, 2004 to January 1, 2005. The company believes that this has resulted in the total number of associates being more aligned with the current sales volumes and as a result, has aided in the company's efforts to manage overall expenses. The company will adjust its workforce levels in the future as actual or expected sales volumes change.

     OTHER INCOME The company recognized a gain on the sale of a facility of approximately $5,700,000 in the second quarter of fiscal 2004.

     EARNINGS PER SHARE The increases in earnings per share were the result of factors discussed above, as well as a net reduction of shares outstanding due primarily to share repurchases.

     SEGMENT RESULTS

     The following table sets forth the change in the selected financial data of each of the company's reportable segments expressed as a percentage increase (decrease) over the comparable period in the prior year and should be read in conjunction with Business Segment Information (Footnote No. 12) in the Notes to Consolidated Financial Statements:

             26-Week Period     13-Week Period
            ----------------   ----------------
                    Earnings           Earnings
                     before             before
            Sales     taxes    Sales     taxes
            -----   --------   -----   --------
Broadline    3.8%      6.6%     2.9%      4.3%
SYGMA       10.0     (30.7)     9.0     (32.5)
Other        8.1      14.9      9.5      15.4

     The following tables set forth sales and earnings before income taxes of each of the company's reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information (Footnote No. 12) in the Notes to Consolidated Financial Statements:

                                         26-Week Period Ended
                                 -----------------------------------
                                   Jan. 1, 2005       Dec. 27, 2003
                                 ----------------   ----------------
                                         Earnings           Earnings
                                          before             before
                                 Sales     taxes    Sales     taxes
                                 -----   --------   -----   --------
Broadline                         80.4%    98.3%     81.2%     97.8%
SYGMA                             12.5      1.0      11.9       1.6
Other                              8.2      5.4       8.0       4.9
Intersegment sales                (1.1)              (1.1)
Unallocated corporate expenses             (4.7)               (4.3)
                                 -----    -----     -----     -----
Total                            100.0%   100.0%    100.0%    100.0%
                                 =====    =====     =====     =====

                                         13-Week Period Ended
                                 -----------------------------------
                                   Jan. 1, 2005       Dec. 27, 2003
                                 ----------------   ----------------
                                         Earnings           Earnings
                                          before             before
                                 Sales     taxes    Sales     taxes
                                 -----   --------   -----   --------
Broadline                         79.8%    95.7%     80.7%    95.8%
SYGMA                             12.8      1.0      12.3      1.6
Other                              8.5      6.0       8.1      5.4
Intersegment sales                (1.1)              (1.1)
Unallocated corporate expenses             (2.7)              (2.8)
                                 -----    -----     -----    -----
Total                            100.0%   100.0%    100.0%   100.0%
                                 =====    =====     =====    =====

     BROADLINE SEGMENT Acquisitions did not have a material impact on sales growth for the Broadline segment for the first 26 weeks or for the second quarter of fiscal 2005. The sales increases were primarily due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products and price increases primarily resulting from higher product costs. Marketing associate-served sales as a percentage of broadline sales in the U.S. were 53.7% and 52.9% for the first 26 weeks and second quarter of fiscal 2005, respectively, as compared to 53.7% and 52.5%, respectively, for the comparable prior year periods. SYSCO Brand sales as a percentage of broadline sales in the U.S. increased to 49.5% and 49.4% for the first 26 weeks and the second quarter of fiscal 2005, respectively, as compared to 49.0% and 49.0%, respectively, for the comparable prior year periods.

     The increases in earnings before income taxes for the Broadline segment were primarily due to increases in sales and increased operating efficiencies resulting in lower expenses as a percentage of sales.

     SYGMA SEGMENT Acquisitions contributed 2.8% to the overall sales growth rate for the SYGMA segment for the first 26 weeks and 2.9% for the second quarter of fiscal 2005. The remaining increase was due primarily to sales to new customers, sales growth in SYGMA's existing customer base related to new locations added by those customers, as well as increases in sales to existing locations, and price increases resulting primarily from higher product costs.

     Earnings before income taxes for the SYGMA segment decreased primarily as a result of the factors discussed below.

     During the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, SYGMA discontinued servicing a portion of its largest customer's locations due to that customer's geographic supply chain realignment. SYGMA is offsetting these lost sales by obtaining sales from additional locations from this customer and obtaining new business from other customers. The new business is being added throughout fiscal 2005. In many cases, this new business is being served out of different SYGMA locations than those that originally served the discontinued business. As a result, during fiscal 2004 and fiscal 2005, SYGMA's operating profits have been impacted by increased operating expenses as it transitioned its operations to serve this new business. In addition, SYGMA's gross margins as a percent of sales in fiscal 2005 have declined from the comparable period in fiscal 2004 due to product cost increases and lower agreed upon pricing with its customers. These trends in gross margins are expected to continue throughout fiscal 2005. However, the company expects that SYGMA will continue to be a profitable segment.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities, as supplemented by commercial paper and other bank borrowings, may, at the discretion of management, be applied towards investments in facilities, fleet and other equipment; cash dividends; acquisitions fitting within the company's overall growth strategy; and the share repurchase program.

     Operating Activities

     Cash flow from operations in the first 26 weeks of fiscal 2005 was negatively impacted by increases in inventory balances of $123,510,000 and decreases in accounts payable balances of $78,330,000, offset by a decrease in accounts receivable balances of $32,612,000.

     Inventory balances are impacted by many factors including current and anticipated sales volumes and changes in product mix, and purchases in anticipation of product availability and product cost increases. The company has also historically experienced elevated inventory levels during the holiday period that the second quarter ends in. Sales in the last weeks of the quarter are at lower volumes due to the holiday period which can build inventory levels. In addition, purchasing levels are typically increased in anticipation of increased sales volumes from the re-opening of schools.

     Accounts payable balances were impacted by several factors including changes in product mix and changes in payment terms.

     Sales to multi-unit customers, whose payment terms are traditionally longer than the overall SYSCO average, typically represent a larger percentage of total SYSCO sales (and thus receivable balances) in December as compared to June. These seasonable changes in customer mix traditionally result in higher accounts receivable balances. In addition, the fiscal second quarter ends in a holiday period which can slow customer payments. In fiscal 2005, improvements in receivable collections more than offset these factors.

     Also impacting cash flow from operations was a decrease in accrued expenses of $107,609,000. Accrued amounts related to bonus and incentive payments to employees decreased approximately $95,600,000 during the first 26 weeks of fiscal 2005. This decrease reflects the payment of annual incentive based bonuses for fiscal 2004 which were paid in early fiscal 2005, offset by accruals for fiscal 2005 incentive based bonuses.

     The company's contributions to its defined benefit plans were $83,048,000 and $82,637,000 during the 26-week periods ended January 1, 2005 and December 27, 2003, respectively. SYSCO does not expect to make significant additional contributions during the remainder of fiscal 2005, whereas total contributions in fiscal 2004 were $165,512,000.

     Investing Activities

     Total capital expenditures in fiscal 2005 are expected to be approximately $400,000,000 to $450,000,000. Projected capital expenditures include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the company's National Supply Chain project; and investments in technology. Expenditures in the first 26 weeks of fiscal 2005 related to the company's National Supply Chain project totaled $38,524,000, of which $26,313,000 was capitalized. Total expenditures on the project since inception are $256,311,000, of which $178,567,000 have been capitalized.

     Financing Activities

     During the first 26 weeks of fiscal 2005, a total of 4,430,200 shares were repurchased at a cost of $154,858,000, as compared to 6,293,700 shares at a cost of $218,149,000 for the comparable period in fiscal 2004. An additional 1,976,000 shares at a cost of $72,016,000 have been purchased through January 29, 2005, resulting in 6,202,700 shares remaining available for repurchase as authorized by the Board as of that date.

     The company made two regular quarterly dividend payments during the first 26 weeks of fiscal 2005, each at $0.13 per share. In November 2004, SYSCO declared its regular quarterly dividend for the third quarter of fiscal 2005, increasing it to $0.15 per share, which was paid in January 2005.

     As of January 1, 2005, SYSCO's borrowings under its commercial paper programs were $133,149,000. Such borrowings were $122,116,000 as of January 29, 2005. During the 26-week period ended January 1, 2005, commercial paper and short-term bank borrowings ranged from approximately $46,327,000 to $253,384,000.

     As of January 1, 2005, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95,000,000, of which $4,000,000 was outstanding at January 1, 2005. Such borrowings were $24,500,000 as of January 29, 2005.

     Included in current maturities of long-term debt are the 6.5% Senior Notes due June 2005 and the 4.75% Senior Notes due July 2005. It is the company's intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes, cash flow from operations or a combination thereof.

     The long-term debt to capitalization ratio was 34.1% at January 1, 2005, which is slightly below the company's long-term 35% to 40% target range. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portion.

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

     CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that are most important to the portrayal of the company's financial position and results of operations. These policies require management's most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. SYSCO's most critical accounting policies pertain to the allowance for doubtful accounts, self-insurance programs, pension plans and accounting for business combinations, and are described in Item 7 of the company's Annual Report on Form 10-K for the year ended July 3, 2004. There were no changes in critical accounting policies during the second quarter of fiscal 2005.

     NEW ACCOUNTING STANDARDS

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

     SYSCO must adopt Statement 123(R) no later than July 3, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. SYSCO expects to adopt SFAS 123(R) on July 3, 2005. SFAS 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.

     As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of the company's adoption of SFAS 123(R)'s fair value method has not yet been determined, the company expects that it will have a significant impact on its results of operations. The disclosure in the footnotes to the company's consolidated financial statements under Stock-Based Compensation of pro forma net income and earnings per share as if the company had recognized compensation cost for share based payments under SFAS 123 for periods prior to fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share based payments under SFAS 123(R) in future periods. The potential impact of adopting SFAS 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

     FORWARD-LOOKING STATEMENTS

     Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program; market risks; industry growth; the impact of ongoing legal proceedings; the timing, expected cost savings and other benefits, including the expected impact on earnings per share of the National Supply Chain project, including the Northeast Redistribution Center; anticipated capital expenditures; the ability to increase market share and grow earnings; sales growth; growth strategies; the impact of discontinued business at the SYGMA segment and SYGMA's ability to offset such impact with additional business; SYSCO's ability to refinance current maturities of long-term debt; and SYSCO's ability to meet its cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment; changing customer needs; SYSCO's leverage and debt risks; the successful completion of acquisitions and integration of acquired companies; the effect of competition on SYSCO and its customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management's allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; and internal factors such as the ability to improve efficiencies, control expenses and successfully execute growth strategies.

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

     At January 1, 2005, the company had outstanding $133,149,000 of commercial paper at variable rates of interest with maturities through April 20, 2005. The company's long-term debt obligations of $1,469,705,000 were primarily at fixed rates of interest. Also at January 1, 2005, the company had interest rate swap agreements outstanding totaling $500,000,000 in notional amount whereby the company received interest payments at fixed rates of interest and paid interest at variable rates. In February 2005, the company terminated all outstanding swap agreements.

Item 4. Controls and Procedures

     As of January 1, 2005, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of January 1, 2005 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, the company's management noted that no changes occurred during the second quarter of fiscal 2005 that materially affected, or would be reasonably likely to materially affect, the company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     SYSCO made the following share repurchases during the second quarter of fiscal 2005:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                           (C) TOTAL NUMBER OF
                                                           SHARES PURCHASED AS     (D) MAXIMUM NUMBER
                                            (B) AVERAGE      PART OF PUBLICLY    OF SHARES THAT MAY YET
                    (A) TOTAL NUMBER OF   PRICE PAID PER    ANNOUNCED PLANS OR     BE PURCHASED UNDER
      PERIOD          SHARES PURCHASED         SHARE             PROGRAMS         THE PLANS OR PROGRAMS
      ------        -------------------   --------------   -------------------   ----------------------
Month #1
Oct. 3 - Oct. 30             2,558            $30.13                    0              11,128,700
Month #2
Oct. 31 - Nov. 27          865,995             35.06              850,000              10,278,700
Month #3
Nov. 28 - Jan. 1         2,143,466             36.27            2,100,000               8,178,700
                         ---------            ------            ---------              ----------
Total                    3,012,019             35.92            2,950,000               8,178,700
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

     On November 23, 2004, the company entered into a stock purchase plan with Banc of America Securities LLC to purchase shares of SYSCO common stock pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. Subject to certain conditions, the shares will be purchased during the period between December 1, 2004 and August 16, 2005, including during company "blackout" periods.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     SYSCO held its 2004 Annual Meeting of Stockholders on November 12, 2004. Four directors, Colin G. Campbell, John M. Cassaday, John K. Stubblefield, Jr., and Jackie M. Ward, were elected for a three-year term. Directors whose terms continued after the meeting included Judith B. Craven, Jonathan Golden, Joseph A. Hafner, Jr., Thomas E. Lankford, Richard G. Merrill, Richard J. Schnieders, Phyllis S. Sewell, and Richard G. Tilghman.

     Other matters voted on included:

          _ Ratification of the appointment of Ernst & Young LLP as SYSCO's independent accountants for fiscal 2005;

          _    Approval of the 2004 Stock Option Plan; and

          _ Approval of the payment of compensation to certain executive officers pursuant to the 2004 Long-Term Incentive Cash Plan.

     A shareholder proposal requesting that the Board review and report on the Company's policies for food products containing genetically engineered ingredients was not presented at the meeting and a vote was not taken.

     The final voting results were as follows:

                                          Number of Votes Cast
            Matter             ------------------------------------------     Broker
         Voted Upon                For       Against/Withheld    Abstain     Non-Votes
         ----------            -----------   ----------------   ---------   ----------
Election of Directors
   Colin G. Campbell           534,275,894      24,957,830            n/a          n/a
   John M. Cassaday            535,252,010      23,981,714            n/a          n/a
   John K. Stubblefield, Jr.   537,057,348      22,176,376            n/a          n/a
   Jackie M. Ward              538,124,340      21,109,384            n/a          n/a

Ratification of Independent    541,587,426      14,098,823      3,547,475          n/a
Accountants

2004 Stock Option Plan         385,505,136      81,697,148      4,882,378   87,149,061

2004 Long-Term Incentive       514,331,019      39,722,220      5,180,485          n/a
Cash Plan

Item 5. Other Information

     On November 11, 2004, the Board of Directors determined to increase the annual retainer for those non-employee directors who chair the Audit Committee, the Compensation and Stock Option Committee, the Finance Committee and the Corporate Governance and Nominating Committee from $65,000 to $70,000. Such increase was effective January 1, 2005.

Item 6. Exhibits

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

  3(e) Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares.

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

*10(a)+   Form of Retainer Stock Agreement for issuance to Non-Employee
          Directors under the Non-Employee Directors Stock Plan.

*10(b)+   Supplemental Performance Based Bonus Plan dated November 11, 2004.

*10(c)+   Description of Compensation Arrangements with Named Executive
          Officers.

*10(d)+   Description of Compensation Arrangements with Non-Employee Directors.

*15(a)    Report from Ernst & Young LLP dated February 10, 2005,
          re: unaudited financial statements.

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

                                        SYSCO CORPORATION
                                        (Registrant)


                                        By /s/ RICHARD J. SCHNIEDERS
                                           -------------------------------------
                                           Richard J. Schnieders
                                           Chairman and Chief Executive Officer

Date: February 10, 2005


                                        By /s/ JOHN K. STUBBLEFIELD, JR.
                                           -------------------------------------
                                           John K. Stubblefield, Jr.
                                           Executive Vice President, Finance and
                                           Chief Financial Officer

Date: February 10, 2005

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

  3(e) Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares.

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

*10(a)+ Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan.

*10(b)+  Supplemental Performance Based Bonus Plan dated November 11, 2004.

*10(c)+  Description of Compensation Arrangements with Named Executive Officers.

*10(d)+  Description of Compensation Arrangements with Non-Employee Directors.

*15(a) Report from Ernst & Young LLP dated February 10, 2005, re: unaudited financial statements.

*15(b)   Acknowledgment letter from Ernst & Young LLP.

*31(a)   CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

*31(b)   CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

*32(a)   CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

*32(b)   CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

--------
+ Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

*    Filed herewith.