Form 10-Q
period 2005-04-02
SYSCO CORP
filed 2005-05-12
CIK 96021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2005

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

633,042,914 shares of common stock were outstanding as of April 30, 2005.

                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
                            PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements                                                     1
Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   15
Item 3.      Quantitative and Qualitative Disclosures about Market Risk              24
Item 4.      Controls and Procedures                                                 25


                             PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                       26
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds             26
Item 3.      Defaults Upon Senior Securities                                         27
Item 4.      Submission of Matters to a Vote of Security Holders                     27
Item 5.      Other Information                                                       27
Item 6.      Exhibits                                                                27


Signatures                                                                           29

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

                                                                                 Apr. 2, 2005       July 3, 2004      Mar. 27, 2004
                                                                                 ------------       ------------      -------------
                                                                                 (unaudited)                           (unaudited)
ASSETS
Current assets
  Cash                                                                           $   199,518        $   199,706        $   172,695
  Accounts and notes receivable, less
    allowances of $64,604, $34,175 and $66,986                                     2,242,837          2,189,127          2,087,476
  Inventories                                                                      1,490,305          1,404,410          1,373,251
  Prepaid expenses                                                                    63,482             54,903             57,128
  Prepaid income taxes                                                                    --              3,265                 --
                                                                                 -----------        -----------        -----------
    Total current assets                                                           3,996,142          3,851,411          3,690,550
Plant and equipment at cost, less depreciation                                     2,247,555          2,166,809          2,088,314
Other assets
  Goodwill and intangibles, less amortization                                      1,267,914          1,218,700          1,177,161
  Restricted cash                                                                    185,233            169,326            169,220
  Prepaid pension cost                                                               272,266            243,996                 --
  Other assets                                                                       198,126            197,390            201,587
                                                                                 -----------        -----------        -----------
    Total other assets                                                             1,923,539          1,829,412          1,547,968
                                                                                 -----------        -----------        -----------
Total assets                                                                     $ 8,167,236        $ 7,847,632        $ 7,326,832
                                                                                 ===========        ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                  $    73,043        $    73,834        $   105,922
  Accounts payable                                                                 1,770,379          1,742,578          1,717,438
  Accrued expenses                                                                   698,135            724,970            650,193
  Income taxes                                                                       114,170                 --             67,673
  Deferred taxes                                                                     312,357            422,419            296,567
  Current maturities of long-term debt                                               365,755            162,833             10,296
                                                                                 -----------        -----------        -----------
    Total current liabilities                                                      3,333,839          3,126,634          2,848,089
Other liabilities
  Long-term debt                                                                   1,032,822          1,231,493          1,420,139
  Deferred taxes                                                                     705,918            686,705            561,666
  Other long-term liabilities                                                        278,877            238,294            227,890
                                                                                 -----------        -----------        -----------
    Total other liabilities                                                        2,017,617          2,156,492          2,209,695
Contingencies
Shareholders' equity
  Preferred stock, par value $1 per share
    Authorized 1,500,000 shares, issued none                                              --                 --                 --
  Common stock, par value $1 per share
      Authorized 2,000,000,000 shares, issued
      765,174,900 shares                                                             765,175            765,175            765,175
  Paid-in capital                                                                    377,067            332,041            317,003
  Retained earnings                                                                4,362,360          3,959,714          3,762,183
  Other comprehensive loss                                                            45,928             17,640           (144,862)
                                                                                 -----------        -----------        -----------
                                                                                   5,550,530          5,074,570          4,699,499
  Less cost of treasury stock, 132,144,351,
      128,639,869 and 127,201,965 shares                                           2,734,750          2,510,064          2,430,451
                                                                                 -----------        -----------        -----------
  Total shareholders' equity                                                       2,815,780          2,564,506          2,269,048
                                                                                 -----------        -----------        -----------
Total liabilities and shareholders' equity                                       $ 8,167,236        $ 7,847,632        $ 7,326,832
                                                                                 ===========        ===========        ===========

Note: The July 3, 2004 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)


                                                       39-Week Period Ended                          13-Week Period Ended
                                             -----------------------------------------     -----------------------------------------
                                                Apr. 2, 2005          Mar. 27, 2004         Apr. 2, 2005          Mar. 27, 2004
                                               --------------         -------------        --------------         -------------
Sales                                           $  22,300,635         $  21,196,386         $   7,437,453         $   7,025,585

Costs and expenses
  Cost of sales                                    18,060,611            17,107,358             6,032,165             5,684,192
  Operating expenses                                3,112,808             3,029,682             1,052,477             1,008,493
  Interest expense                                     55,616                50,744                20,151                15,737
  Other, net                                           (6,581)              (10,285)               (2,919)               (1,250)
                                                -------------         -------------         -------------         -------------
Total costs and expenses                           21,222,454            20,177,499             7,101,874             6,707,172
                                                -------------         -------------         -------------         -------------

Earnings before income taxes                        1,078,181             1,018,887               335,579               318,413
Income taxes                                          401,404               392,271               117,359               122,589
                                                -------------         -------------         -------------         -------------
Net earnings                                    $     676,777         $     626,616         $     218,220         $     195,824
                                                =============         =============         =============         =============

Net earnings:
   Basic earnings per share                     $        1.06         $        0.97         $        0.34         $        0.31
                                                =============         =============         =============         =============
   Diluted earnings per share                   $        1.04         $        0.95         $        0.34         $        0.30
                                                =============         =============         =============         =============

Average shares outstanding                        637,487,017           644,219,976           635,654,561           642,038,004
                                                =============         =============         =============         =============
Diluted shares outstanding                        653,057,150           662,482,772           650,753,697           663,097,806
                                                =============         =============         =============         =============

Dividends declared per common share             $        0.43         $        0.37         $        0.15         $        0.13
                                                =============         =============         =============         =============

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

                                                                             39-Week Period Ended
                                                                        ------------------------------
                                                                        Apr. 2, 2005     Mar. 27, 2004
                                                                        ------------     -------------
Operating activities:
  Net earnings                                                           $ 676,777         $ 626,616
  Add non-cash items:
    Depreciation and amortization                                          230,964           209,054
    Deferred tax provision                                                 383,852           408,139
    Provision for losses on receivables                                     21,873            23,613
  Additional investment in certain assets and liabilities,
     net of effect of businesses acquired:
      (Increase) in receivables                                            (48,948)          (85,195)
      (Increase) in inventories                                            (69,578)         (134,750)
      (Increase) in prepaid expenses                                        (8,080)           (4,701)
       Increase in accounts payable                                          7,967            77,154
      (Decrease) increase in accrued expenses                              (38,225)            7,567
      (Decrease) in accrued income taxes                                  (342,831)         (283,980)
      (Increase) in other assets                                           (10,245)          (18,982)
       Increase (decrease) in other long-term liabilities and
        prepaid pension cost, net                                           17,743           (67,900)
                                                                         ---------         ---------
  Net cash provided by operating activities                                821,269           756,635
                                                                         ---------         ---------

Investing activities:
  Additions to plant and equipment                                        (304,400)         (379,390)
  Proceeds from sales of plant and equipment                                17,059            13,354
  Acquisition of businesses, net of cash acquired                          (49,485)          (34,091)
  Increase in restricted cash                                              (16,584)          (90,223)
                                                                         ---------         ---------
  Net cash used for investing activities                                  (353,410)         (490,350)
                                                                         ---------         ---------

Financing activities:
  Bank and commercial paper (repayments)                                      (791)          (15,779)
  Other debt (repayments) borrowings                                        (3,092)          184,966
  Cash from termination of interest rate swaps                               5,316             1,305
  Common stock reissued from treasury                                      150,467           135,816
  Treasury stock purchases                                                (354,078)         (508,963)
  Dividends paid                                                          (261,974)         (226,271)
                                                                         ---------         ---------
  Net cash used for financing activities                                  (464,152)         (428,926)
                                                                         ---------         ---------

Effect of exchange rates on cash                                            (3,895)           (2,111)
                                                                         ---------         ---------

Net decrease in cash                                                          (188)         (164,752)
Cash at beginning of period                                                199,706           337,447
                                                                         ---------         ---------
Cash at end of period                                                    $ 199,518         $ 172,695
                                                                         =========         =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                             $  50,136         $  46,875
    Income taxes                                                           357,135           257,102

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

     2.   EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

                                                           39-Week Period Ended                       13-Week Period Ended
                                                    ----------------------------------        -----------------------------------
                                                    Apr. 2, 2005         Mar. 27, 2004        Apr. 2, 2005          Mar. 27, 2004
                                                    -------------        -------------        -------------         -------------
Numerator:
  Numerator for earnings per share --
   income available to common shareholders          $ 676,777,000        $ 626,616,000        $ 218,220,000         $ 195,824,000
                                                    =============        =============        =============         =============

Denominator:
  Denominator for basic earnings per share --
   weighted-average shares                            637,487,017          644,219,976          635,654,561           642,038,004

  Effect of dilutive securities:
   Employee and director stock options                 15,570,133           18,262,796           15,099,136            21,059,802
                                                    -------------        -------------        -------------         -------------
  Denominator for diluted earnings per share --
   Adjusted weighted-average shares                   653,057,150          662,482,772          650,753,697           663,097,806
                                                    =============        =============        =============         =============

Basic earnings per share                            $        1.06        $        0.97        $        0.34         $        0.31
                                                    =============        =============        =============         =============
Diluted earnings per share                          $        1.04        $        0.95        $        0.34         $        0.30
                                                    =============        =============        =============         =============

     3.   RESTRICTED CASH

          SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers' compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.

          In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved.

          A summary of restricted cash balances appears below:

                                                                   Apr. 2, 2005         July 3, 2004         Mar. 27, 2004
                                                                   -------------        -------------        -------------
     Funds deposited in insurance trusts                           $ 163,912,000        $ 147,329,000        $ 147,223,000
     Escrow funds related to acquisitions                             21,321,000           21,997,000           21,997,000
                                                                   -------------        -------------        -------------
     Total                                                         $ 185,233,000        $ 169,326,000        $ 169,220,000
                                                                   =============        =============        =============

          In October 2004, SYSCO deposited approximately $16,000,000 in additional funds in a trust to satisfy ongoing collateral requirements.

          On April 14, 2005, SYSCO received $102,000,000 that was released from one of the insurance trust accounts. SYSCO then issued a letter of credit to the insurer in the amount of $72,000,000 to replace the collateral.

     4.   DEBT

          As of April 2, 2005, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding.

          As of April 2, 2005, SYSCO's outstanding borrowings under its commercial paper programs were $73,043,000. During the 39-week period ended April 2, 2005, commercial paper and short-term bank borrowings ranged from approximately $46,327,000 to $253,384,000.

          Included in current maturities of long-term debt at April 2, 2005 are the 6.5% Senior Notes totaling $150,000,000 due June 2005 and the 4.75% Senior Notes totaling $200,000,000 due July 2005. It is the company's intention to fund the repayment of these notes at maturity through issuances of commercial paper, cash flow from operations or a combination thereof. The company currently intends to issue long-term debt totaling approximately $350,000,000 in the first quarter of fiscal 2006 to replace the cash used and/or commercial paper issued to repay the maturing senior notes.

          In April 2005, SYSCO filed with the Securities and Exchange Commission a $1,500,000,000 shelf registration of debt securities. The registration statement was declared effective in May 2005.

     5.   ACQUISITIONS

          During the first 39 weeks of fiscal 2005, the company paid cash of $49,485,000 and issued 214,145 shares with a value of $4,195,000 for acquisitions during fiscal 2005 and for contingent consideration related to operations acquired in previous fiscal years.

          Acquisitions completed during fiscal 2005 were immaterial, individually and in the aggregate, to the consolidated financial statements.

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

          Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained. Aggregate contingent consideration amounts outstanding as of April 2, 2005 included approximately 1,059,000 shares and $95,776,000 in cash, which, if distributed, could result in the recording of up to $118,430,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

     6.   DERIVATIVE FINANCIAL INSTRUMENTS

          In February 2005, SYSCO terminated $500,000,000 aggregate notional amount of interest rate swaps which were fair value hedges against the 7.00% Senior Notes due May 2006, 7.25% Senior Notes due April 2007 and 4.60% Senior Notes due March 2014 and received cash of $5,316,000, which represented the fair value of the swap agreements at the time of termination. In accordance with the shortcut method provided by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", a corresponding amount was reflected as an increase in the carrying value of the related debt to reflect the fair value at termination. This increase in the carrying value of the debt will be amortized as a reduction of interest expense over the remaining term of the debt.

          The company currently intends to issue long-term debt totaling approximately $350,000,000 in the first quarter of fiscal 2006. In March 2005, SYSCO entered into a forward-starting interest rate swap with a notional amount of $350,000,000 in order to hedge the interest rate risk arising during the period prior to the expected issuance. In accordance with SFAS No. 133, the company has designated this derivative as a cash flow hedge of the variability in the cash outflows of interest payments on the forecasted debt issuance due to changes in the benchmark interest rate. The fair value of the swap as of April 2, 2005 decreased $2,528,000 and was recognized as a liability on the company's balance sheet with the corresponding amount reflected in other comprehensive income.

     7.   INCOME TAXES

          Reflected in the changes in the net deferred tax liability and prepaid/accrued income tax balances from July 3, 2004 to April 2, 2005 is the reclassification of deferred tax liabilities related to supply chain distributions to accrued income taxes. This reclassification reflects the tax payments to be made this fiscal year related to previously deferred supply chain distributions.

          The determination of the company's provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The company's provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the company's change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

          In evaluating the exposures connected with the various tax filing positions, the company establishes an accrual when, despite management's belief that the company's tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted. Included in income tax expense is the reversal of an accrual for tax contingencies of $11,000,000. Based on additional information and supported by a third party analysis, the company concluded that the accrual was no longer necessary.

     8.   COMPREHENSIVE INCOME

          Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders' equity. The following table provides a summary of the components of other comprehensive income for the periods presented:

                                                      39-Week Period Ended                13-Week Period Ended
                                                 -------------------------------     -------------------------------
                                                 Apr. 2, 2005      Mar. 27, 2004     Apr. 2, 2005      Mar. 27, 2004
                                                 -------------     -------------     -------------     -------------
Net earnings                                     $ 676,777,000     $ 626,616,000     $ 218,220,000     $ 195,824,000
Minimum pension liability adjustment,
   net of tax                                               --           749,000                --                --
Foreign currency translation adjustment             29,849,000         6,770,000        (5,324,000)       (2,835,000)
Change in fair value of forward-starting
   interest rate swap, net of tax                   (1,561,000)               --        (1,561,000)               --
                                                 -------------     -------------     -------------     -------------
Comprehensive income                             $ 705,065,000     $ 634,135,000     $ 211,335,000     $ 192,989,000
                                                 =============     =============     =============     =============

     9.   CONTINGENCIES

          SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

     10.  STOCK BASED COMPENSATION

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

                                                                               8

                                                                39-Week Period Ended                13-Week Period Ended
                                                           -------------------------------     -------------------------------
                                                           Apr. 2, 2005      Mar. 27, 2004      Apr. 2, 2005     Mar. 27, 2004
                                                           -------------     -------------     -------------     -------------
Net earnings:
   Reported net earnings                                   $ 676,777,000     $ 626,616,000     $ 218,220,000     $ 195,824,000
   Stock based compensation expense, net of taxes
                                                             (68,536,000)      (55,220,000)      (21,122,000)      (15,548,000)
                                                           -------------     -------------     -------------     -------------
   Adjusted net earnings                                   $ 608,241,000     $ 571,396,000     $ 197,098,000     $ 180,276,000
                                                           =============     =============     =============     =============

Basic earnings per share:
   Reported earnings per share                             $        1.06     $        0.97     $        0.34     $        0.31
   Stock based compensation expense, net of taxes
                                                                   (0.11)            (0.08)            (0.03)            (0.03)
                                                           -------------     -------------     -------------     -------------
   Adjusted earnings per share                             $        0.95     $        0.89     $        0.31     $        0.28
                                                           =============     =============     =============     =============

Diluted earnings per share:
   Reported earnings per share                             $        1.04     $        0.95     $        0.34     $        0.30
   Stock based compensation expense, net of taxes
                                                                   (0.11)            (0.09)            (0.04)            (0.03)
                                                           -------------     -------------     -------------     -------------
   Adjusted earnings per share                             $        0.93     $        0.86     $        0.30     $        0.27
                                                           =============     =============     =============     =============

          The weighted average fair value of options granted was $7.10 and $6.74 during the 39 weeks ended April 2, 2005 and March 27, 2004, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for each period presented:

                                                                                 39-Week Period Ended
                                                                         -------------------------------------
                                                                         Apr. 2, 2005            Mar. 27, 2004
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
          Expected life                                                     5 years                 5 years

          The weighted average fair value of employee stock purchase rights issued was $5.14 and $4.96 during the 39 weeks ended April 2, 2005 and March 27, 2004, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

     11.  NEW ACCOUNTING STANDARDS

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25), and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

          SYSCO will adopt Statement 123(R) in the first quarter of fiscal 2006. SFAS 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.

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

                                                                    39-Week Period Ended              13-Week Period Ended
                                                               ------------     -------------    ------------     -------------
                                                               Apr. 2, 2005     Mar. 27, 2004    Apr. 2, 2005     Mar. 27, 2004
                                                               ------------     -------------    ------------     -------------
Sales (in thousands):
    Broadline                                                  $ 17,838,966     $ 17,156,599     $  5,895,662     $  5,648,123
    SYGMA                                                         2,840,043        2,561,446          982,842          873,344
    Other                                                         1,867,871        1,707,734          642,747          574,401
    Intersegment sales                                             (246,245)        (229,393)         (83,798)         (70,283)
                                                               ------------     ------------     ------------     ------------
    Total                                                      $ 22,300,635     $ 21,196,386     $  7,437,453     $  7,025,585
                                                               ============     ============     ============     ============

                                                                    39-Week Period Ended              13-Week Period Ended
                                                               ------------     -------------    ------------     -------------
                                                               Apr. 2, 2005     Mar. 27, 2004    Apr. 2, 2005     Mar. 27, 2004
                                                               ------------     -------------    ------------     -------------
Earnings before income taxes (in thousands):
    Broadline                                                  $  1,070,245     $    998,523     $    340,313     $    313,797
    SYGMA                                                            12,931           15,984            5,297            4,972
    Other                                                            60,545           54,622           20,657           19,892
                                                               ------------     ------------     ------------     ------------
    Total segments                                                1,143,721        1,069,129          366,267          338,661
    Unallocated corporate expenses                                  (65,540)         (50,242)         (30,688)         (20,248)
                                                               ------------     ------------     ------------     ------------
    Total                                                      $  1,078,181     $  1,018,887     $    335,579     $    318,413
                                                               ============     ============     ============     ============

                                                                        Apr. 2, 2005     July 3, 2004     Mar. 27, 2004
                                                                        ------------     ------------     -------------
 Assets (in thousands):
    Broadline                                                           $  4,874,343     $  4,792,595     $  4,715,149
    SYGMA                                                                    289,509          240,418          220,768
    Other                                                                    655,017          588,275          538,913
                                                                        -------------    ------------     ------------
    Total segments                                                         5,818,869        5,621,288        5,474,830
    Corporate                                                              2,348,367        2,226,344        1,852,002
                                                                        -------------    ------------     ------------
    Total                                                               $  8,167,236     $  7,847,632     $  7,326,832
                                                                        ============     ============     ============

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


                                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                                                     APRIL 2, 2005
                                       --------------------------------------------------------------------------
                                                        SYSCO      OTHER NON-GUARANTOR               CONSOLIDATED
                                           SYSCO    INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS    TOTALS
                                       -----------  -------------  -------------------  ------------ ------------
                                                                     (IN THOUSANDS)
          Current assets.......        $   148,605    $      44        $ 3,847,493      $        --   $3,996,142
          Investment in
            subsidiaries.......          9,537,924      285,388            158,803       (9,982,115)          --
          Plant and equipment, net         135,428           --          2,112,127               --    2,247,555
          Other assets.........            641,241           --          1,282,298               --    1,923,539
                                       -----------    ---------        -----------      -----------   ----------
          Total assets.........        $10,463,198    $ 285,432        $ 7,400,721      $(9,982,115)  $8,167,236
                                       ===========    =========        ===========      ===========   ==========

          Current liabilities..        $   588,293    $  77,666        $ 2,667,880      $        --   $3,333,839
          Intercompany payables
            (receivables)......          5,967,767        8,005         (5,975,772)              --           --
          Long-term debt.......            783,525      199,544             49,753               --    1,032,822
          Other liabilities....            376,055           --            608,740               --      984,795
          Shareholders' equity           2,747,558          217         10,050,120       (9,982,115)   2,815,780
                                       -----------    ---------        -----------      -----------   ----------
          Total liabilities and
            shareholders' equity       $10,463,198    $ 285,432        $ 7,400,721      $(9,982,115)  $8,167,236
                                       ===========    =========        ===========      ===========   ==========

                                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                                       JULY 3, 2004
                                       --------------------------------------------------------------------------
                                                        SYSCO      OTHER NON-GUARANTOR               CONSOLIDATED
                                           SYSCO    INTERNATIONAL     SUBSIDIARIES      ELIMINATIONS    TOTALS
                                       -----------  -------------  -------------------  ------------ ------------
                                                                     (IN THOUSANDS)
          Current assets.......        $   119,526    $      34        $ 3,731,851      $        --   $3,851,411
          Investment in
            subsidiaries.......          8,678,729      260,501            173,986       (9,113,216)          --
          Plant and equipment, net         114,385           --          2,052,424               --    2,166,809
          Other assets.........            594,811           --          1,234,601               --    1,829,412
                                       -----------    ---------        -----------      -----------   ----------
          Total assets.........        $ 9,507,451    $ 260,535        $ 7,192,862      $(9,113,216)  $7,847,632
                                       ===========    =========        ===========      ===========   ==========

          Current liabilities..        $   374,144    $  74,948        $ 2,677,542      $        --   $3,126,634
          Intercompany payables
            (receivables)......          5,298,927      (14,924)        (5,284,003)              --           --
          Long-term debt.......            981,476      199,496             50,521               --    1,231,493
          Other liabilities....            326,771           --            598,228               --      924,999
          Shareholders' equity           2,526,133        1,015          9,150,574       (9,113,216)   2,564,506
                                       -----------    ---------        -----------      -----------   ----------
          Total liabilities and
            shareholders' equity       $ 9,507,451    $ 260,535        $ 7,192,862      $(9,113,216)  $7,847,632
                                       ===========    =========        ===========      ===========   ==========

                                                          CONDENSED CONSOLIDATING BALANCE SHEET
                                                                     MARCH 27, 2004
                                       -----------------------------------------------------------------------------
                                                          SYSCO     OTHER NON-GUARANTOR                 CONSOLIDATED
                                           SYSCO      INTERNATIONAL    SUBSIDIARIES     ELIMINATIONS       TOTALS
                                       -----------    ------------- ------------------- ------------    ------------
                                                                     (IN THOUSANDS)
Current assets ....................    $    98,216    $        42     $  3,592,292     $         --     $  3,690,550
Investment in
  subsidiaries ....................      8,322,203        259,328          172,856       (8,754,387)              --
Plant and equipment, net ..........        144,879             --        1,943,435               --        2,088,314
Other assets ......................        349,717             --        1,198,251               --        1,547,968
                                       -----------    -----------     ------------     ------------     ------------
Total assets ......................    $ 8,915,015    $   259,370     $  6,906,834     $ (8,754,387)    $  7,326,832
                                       ===========    ===========     ============     ============     ============

Current liabilities ...............    $   242,147    $   102,213     $  2,503,729     $         --     $  2,848,089
Intercompany payables
  (receivables) ...................      5,061,704        (42,983)      (5,018,721)              --               --
Long-term debt ....................      1,166,918        199,479           53,742               --        1,420,139
Other liabilities .................        214,705             --          574,851               --          789,556
Shareholders' equity ..............      2,229,541            661        8,793,233       (8,754,387)       2,269,048
                                       -----------    -----------     ------------     ------------     ------------
Total liabilities and
  shareholders' equity ............    $ 8,915,015    $   259,370     $  6,906,834     $ (8,754,387)    $  7,326,832
                                       ===========    ===========     ============     ============     ============

                                                        CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                             39-WEEK PERIOD ENDED APRIL 2, 2005
                                       -----------------------------------------------------------------------------
                                                          SYSCO     OTHER NON-GUARANTOR                 CONSOLIDATED
                                           SYSCO      INTERNATIONAL    SUBSIDIARIES     ELIMINATIONS       TOTALS
                                       -----------    ------------- ------------------- ------------    ------------
                                                                     (IN THOUSANDS)
Sales .............................    $        --     $        --     $ 22,300,635     $         --    $ 22,300,635
Cost of sales .....................             --              --       18,060,611               --      18,060,611
Operating expenses ................         57,359              88        3,055,361               --       3,112,808
Interest expense (income) .........        233,002           8,755         (186,141)              --          55,616
Other, net ........................           (430)             --           (6,151)              --          (6,581)
                                       -----------     -----------     ------------     ------------    ------------
Total costs and expenses ..........        289,931           8,843       20,923,680               --      21,222,454
                                       -----------     -----------     ------------     ------------    ------------
Earnings (losses) before
  income taxes ....................       (289,931)         (8,843)       1,376,955               --       1,078,181
Income tax (benefit)
  provision .......................       (110,899)         (3,382)         515,685               --         401,404

Equity in earnings of
  Subsidiaries ....................        855,809           3,440               --         (859,249)             --
                                       -----------     -----------     ------------     ------------    ------------
 Net earnings .....................    $   676,777     $    (2,021)    $    861,270     $   (859,249)   $    676,777
                                       ===========     ===========     ============     ============    ============

                                                        CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                             39-WEEK PERIOD ENDED MARCH 27, 2004
                                       -----------------------------------------------------------------------------
                                                          SYSCO     OTHER NON-GUARANTOR                 CONSOLIDATED
                                           SYSCO      INTERNATIONAL    SUBSIDIARIES     ELIMINATIONS       TOTALS
                                       -----------    ------------- ------------------- ------------    ------------
                                                                     (IN THOUSANDS)
Sales .............................    $        --     $        --     $ 21,196,386     $         --     $ 21,196,386
Cost of sales .....................             --              --       17,107,358               --       17,107,358
Operating expenses ................         79,788              81        2,949,813               --        3,029,682
Interest expense (income) .........        184,413          10,687         (144,356)              --           50,744
Other, net ........................           (197)           (935)          (9,153)              --          (10,285)
                                       -----------     -----------     ------------     ------------     ------------
                                                                                                                 (935)
Total costs and expenses ..........        264,004           9,833       19,903,662               --       20,177,499
                                       -----------     -----------     ------------     ------------     ------------
Earnings (losses) before
  income taxes ....................       (264,004)         (9,833)       1,292,724               --        1,018,887
Income tax (benefit)
  provision .......................       (101,641)         (3,786)         497,698               --          392,271
Equity in earnings of
  Subsidiaries ....................        788,979           5,267               --         (794,246)              --
                                       -----------     -----------     ------------     ------------     ------------
Net earnings (loss) ...............    $   626,616     $      (780)    $    795,026     $   (794,246)    $    626,616
                                       ===========     ===========     ============     ============     ============

                                                        CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                             13-WEEK PERIOD ENDED APRIL 2, 2005
                                       -----------------------------------------------------------------------------
                                                          SYSCO     OTHER NON-GUARANTOR                 CONSOLIDATED
                                           SYSCO      INTERNATIONAL    SUBSIDIARIES     ELIMINATIONS       TOTALS
                                       -----------    ------------- ------------------- ------------    ------------
                                                                     (IN THOUSANDS)
Sales .............................    $        --     $        --     $  7,437,453     $         --    $  7,437,453
Cost of sales .....................             --              --        6,032,165               --       6,032,165
Operating expenses ................         23,640              30        1,028,807               --       1,052,477
Interest expense (income) .........         83,484           3,377          (66,710)              --          20,151
Other, net ........................           (270)             --           (2,649)              --          (2,919)
                                       -----------     -----------     ------------     ------------    ------------
Total costs and expenses ..........        106,854           3,407        6,991,613               --       7,101,874
                                       -----------     -----------     ------------     ------------    ------------
Earnings (losses) before
  income taxes ....................       (106,854)         (3,407)         445,840               --         335,579

Income tax (benefit)
  provision .......................        (40,872)         (1,303)         159,534               --         117,359
Equity in earnings of
  Subsidiaries ....................        284,202            (332)              --         (283,870)             --
                                       -----------     -----------     ------------     ------------    ------------
Net earnings (loss) ...............    $   218,220     $    (2,436)    $    286,306     $   (283,870)   $    218,220
                                       ===========     ===========     ============     ============    ============

                                                                              13

                                                        CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
                                                             13-WEEK PERIOD ENDED MARCH 27, 2004
                                       ----------------------------------------------------------------------------
                                                          SYSCO     OTHER NON-GUARANTOR               CONSOLIDATED
                                           SYSCO      INTERNATIONAL    SUBSIDIARIES     ELIMINATIONS     TOTALS
                                       -----------    ------------- ------------------- ------------  ------------
                                                                     (IN THOUSANDS)
Sales .............................    $        --     $        --     $ 7,025,585     $        --    $ 7,025,585
Cost of sales .....................             --              --       5,684,192              --      5,684,192
Operating expenses ................         20,892              25         987,576              --      1,008,493
Interest expense (income) .........         62,762           3,266         (50,291)             --         15,737
Other, net ........................             (5)             (7)         (1,238)             --         (1,250)
                                       -----------     -----------     -----------     -----------    -----------
Total costs and expenses ..........         83,649           3,284       6,620,239              --      6,707,172
                                       -----------     -----------     -----------     -----------    -----------
Earnings (losses) before
  income taxes ....................        (83,649)         (3,284)        405,346              --        318,413
Income tax (benefit)
  provision .......................        (32,204)         (1,265)        156,058              --        122,589
Equity in earnings of
  Subsidiaries ....................        247,269            (790)             --        (246,479)            --
                                       -----------     -----------     -----------     -----------    -----------
Net earnings (loss) ...............    $   195,824     $    (2,809)    $   249,288     $  (246,479)   $   195,824
                                       ===========     ===========     ===========     ===========    ===========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                       39-WEEK PERIOD ENDED APRIL 2, 2005
                                          --------------------------------------------------------------
                                                             SYSCO     OTHER NON-GUARANTOR  CONSOLIDATED
                                            SYSCO        INTERNATIONAL    SUBSIDIARIES         TOTALS
                                         ----------      ------------- -------------------  ------------
                                                                 (IN THOUSANDS)
Net cash provided by  (used for):

Operating activities ..............      $ (123,839)      $   (1,962)      $  947,070       $  821,269
Investing activities ..............         (52,304)              --         (301,106)        (353,410)
Financing activities ..............        (461,099)            (743)          (2,310)        (464,152)
Effect of exchange rate on cash ...              --               --           (3,895)          (3,895)
Intercompany activity                       670,475            2,705         (673,180)              --
                                         ----------       ----------       ----------       ----------

Net decrease in cash ..............          33,233               --          (33,421)            (188)
Cash at the beginning
  of the period....................          87,507               --          112,199          199,706
                                         ----------       ----------       ----------       ----------
Cash at the end of the period .....      $  120,740       $       --       $   78,778       $  199,518
                                         ==========       ==========       ==========       ==========

                                                       CONDENSED CONSOLIDATING CASH FLOWS
                                                       39-WEEK PERIOD ENDED MARCH 27, 2004
                                          --------------------------------------------------------------
                                                             SYSCO     OTHER NON-GUARANTOR  CONSOLIDATED
                                            SYSCO        INTERNATIONAL    SUBSIDIARIES         TOTALS
                                         ----------      ------------- -------------------  ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used for):

Operating activities ..............      $ (235,736)      $    3,866       $  988,505       $  756,635
Investing activities ..............        (162,254)              --         (328,096)        (490,350)
Financing activities ..............        (388,381)         (26,852)         (13,693)        (428,926)
Effect of exchange rate on cash ...              --               --           (2,111)          (2,111)
Intercompany activity .............         651,937           22,472         (674,409)              --
                                         ----------       ----------       ----------       ----------
Net decrease in cash ..............        (134,434)            (514)         (29,804)        (164,752)
Cash at the beginning
  of the period ...................         206,043              514          130,890          337,447
                                         ----------       ----------       ----------       ----------
Cash at the end of the period .....      $   71,609              $--       $  101,086       $  172,695
                                         ==========       ==========       ==========       ==========

     14.  EMPLOYEE BENEFIT PLANS

          The components of net periodic benefit cost for the 39-week periods presented are as follows:

                                                       Pension Benefits                       Other Postretirement Plans
                                              ----------------------------------            -------------------------------
                                              Apr. 2, 2005         Mar. 27, 2004            Apr. 2, 2005      Mar. 27, 2004
                                              ------------         -------------            ------------      -------------
Service cost                                  $ 60,962,000          $ 56,199,000            $    359,000       $    316,000
Interest cost                                   55,369,000            45,873,000                 366,000            302,000
Expected return on plan assets                 (61,960,000)          (45,861,000)                     --                 --
Amortization of prior service cost               1,320,000               981,000                 151,000            151,000
Recognized net actuarial loss (gain)            24,454,000            28,274,000                      --            (30,000)
Amortization of net transition
     obligation                                         --               209,000                 115,000            115,000
                                              ------------          ------------            ------------       ------------
Net periodic benefit cost                     $ 80,145,000          $ 85,675,000            $    991,000       $    854,000
                                              ============          ============            ============       ============

          The components of net periodic benefit cost for the 13-week periods presented are as follows:

                                                       Pension Benefits                       Other Postretirement Plans
                                              ----------------------------------            -------------------------------
                                              Apr. 2, 2005         Mar. 27, 2004            Apr. 2, 2005      Mar. 27, 2004
                                              ------------         -------------            ------------      -------------
Service cost                                  $ 20,320,000          $ 18,733,000            $    120,000       $    105,000
Interest cost                                   18,456,000            15,291,000                 122,000            101,000
Expected return on plan assets                 (20,654,000)          (15,287,000)                     --                 --
Amortization of prior service cost                 440,000               327,000                  50,000             50,000
Recognized net actuarial loss (gain)             8,152,000             9,425,000                      --            (10,000)
Amortization of net transition
     obligation                                         --                70,000                  38,000             38,000
                                              ------------          ------------            ------------       ------------
Net periodic benefit cost                     $ 26,714,000          $ 28,559,000            $    330,000       $    284,000
                                              ============          ============            ============       ============

          SYSCO's contributions to its defined benefit plans were $84,603,000 and $164,012,000 during the 39-week periods ended April 2, 2005 and March 27, 2004, respectively. SYSCO does not expect to make significant additional contributions during the remainder of fiscal 2005. Total contributions in fiscal 2004 were $165,512,000.

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

          HIGHLIGHTS

          Sales increased 5.2% for the first 39 weeks and 5.9% for the third quarter of fiscal 2005 over the comparable prior year periods. Gross margins as a percent of sales for both the first 39 weeks and third quarter of fiscal 2005 decreased from the comparable prior year periods due to the impact of product cost increases and changes in customer mix and segment mix. Operating expenses as a percent of sales for both the first 39 weeks and the third quarter of fiscal 2005 decreased from the comparable prior year periods due to operating efficiencies and operating costs increasing at lower rates than the sales price increases which overcame increased fuel costs, increased expenses incurred on the National Supply Chain project and increased expenses incurred as a result of bad weather. Included in income tax expense is the reduction of an accrual for a tax contingency of $11,000,000. Primarily as a result of these factors, net earnings increased 8.0% for the first 39 weeks and 11.4% for the third quarter of fiscal 2005 over the comparable prior year periods.

          Management believes that prolonged periods of rising product costs together with general economic conditions, including the impact of increased fuel costs on consumer spending, contributed to the softness in the foodservice market and thus a slowing of SYSCO's sales growth beginning in the latter half of the fourth quarter of fiscal 2004 and continuing in fiscal 2005. The company continues to focus on customer account penetration and expense controls, including managing personnel expenses, improving productivity and ongoing benchmarking and sharing of best practices at the operating companies.

          OVERVIEW

          SYSCO distributes food and related products to the foodservice industry including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. SYSCO's operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, Asian cuisine foodservice operations, hotel supply operations, and SYGMA, the company's chain restaurant distribution subsidiary.

          The company estimates that it serves more than 14% of an approximately $207 billion annual foodservice market that includes the North American foodservice, non-food and hotel amenity, furniture and textile markets. The foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share has grown from about 37% in 1972 to its current level in 1998. This growth was a result of food purchases in the foodservice industry increasing more rapidly than food purchases in the retail grocery industry over most of that time period. Factors influencing the mix of dollars spent on food-prepared-away-from-home versus retail grocery purchases include increases in dual-worker and single-parent families; busier lifestyles; the general aging of the population; growing affluence; and the increasing demand for the variety, convenience and entertainment afforded by the proliferation of restaurants and other foodservice operations.

          General economic conditions and consumer confidence can affect the frequency and amount spent by consumers for food-prepared-away-from-home and in turn can impact SYSCO's sales. SYSCO has historically grown at a faster rate than the overall industry and has grown its market share in this fragmented industry.

          The company intends to continue to expand its market share and grow earnings through strategies which include:

          o Profitable sales growth: In addition to expansion through foldouts (new operating companies created in established markets previously served by other SYSCO operating companies) and a disciplined acquisition program, refining the use of customer purchasing potential and profitability data in targeting new customers, deepening relationships with existing customers, tailoring products and services and allocating associated resources by customer, and managing the profitability of, or exiting, low profit or unprofitable customers.
          o Brand management: Leveraging brand strength to grow sales and profitability while ensuring strict quality control processes and providing greater value to customers.
          o Productivity: Deploying the latest technology and implementing best business practices to improve operating efficiencies and leverage expenses to sales growth.
          o Sales force effectiveness: Targeted recruiting, training and compensation of customer contact associates, increasing the number of customer contact associates and expanding the business development and business review functions to further strengthen our customer relationships.
          o Supply chain optimization: Creating a more efficient and effective supply chain infrastructure through the National Supply Chain project.

          The company's National Supply Chain project is intended to optimize the supply chain activities for products from SYSCO's operating companies in each respective region and as a result, increase profitability and lower inventory and operating costs, working capital requirements and future facility expansion needs at SYSCO's operating companies while providing greater value to our suppliers and customers. The company expects to build from seven to nine regional distribution centers over a period of ten years. The first of which, the Northeast Redistribution Center located in Front Royal, Virginia, opened during the third quarter of fiscal 2005. As of May 2, it was supplying products to five of the 14 broadline operating companies in the northeast region and is expected to be shipping products to one half of the operating companies in the northeast region by the end of May. The company expects that all 14 companies will be receiving products from the Northeast Redistribution Center by October 2005. The company expects to begin construction of its second regional redistribution facility, to be located in the Southeast, in fiscal 2006.

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

RESULTS OF OPERATIONS

The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

                                               39-Week Period Ended            13-Week Period Ended
                                          -----------------------------    -----------------------------
                                          Apr. 2, 2005    Mar. 27, 2004    Apr. 2, 2005    Mar. 27, 2004
                                          ------------    -------------    ------------    -------------
Sales                                        100.0%          100.0%           100.0%           100.0%

Costs and Expenses
      Cost of sales                           81.0            80.7             81.1             80.9
      Operating expenses                      14.0            14.3             14.1             14.4
      Interest expense                         0.2             0.2              0.3              0.2
      Other, net                               0.0             0.0              0.0              0.0
                                             -----           -----            -----            -----

Total costs and expenses                      95.2            95.2             95.5             95.5
                                             -----           -----            -----            -----


Earnings before income taxes                   4.8             4.8              4.5              4.5
Income taxes                                   1.8             1.8              1.6              1.7
                                             -----           -----            -----            -----
Net earnings                                   3.0%            3.0%             2.9%             2.8%
                                             =====           =====            =====            =====

          The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

                                                      39-Week Period      13-Week Period
                                                      --------------      --------------
                          Sales                             5.2%              5.9%

                          Costs and Expenses
                                Cost of sales               5.6               6.1
                                Operating expenses          2.7               4.4
                                Interest expense            9.6              28.0
                                Other, net
                                                          (36.0)            133.5
                                                          -----             -----
                          Total costs and expenses          5.2               5.9
                                                          -----             -----
                          Earnings before income taxes      5.8               5.4
                          Income taxes                      2.3              (4.3)
                                                          -----             -----
                          Net earnings                      8.0%             11.4%
                                                          =====             =====
                          Basic earnings per share          9.3%              9.7%
                          Diluted earnings per share        9.5              13.3

                          Average shares outstanding       (1.0)             (1.0)
                          Diluted shares outstanding       (1.4)             (1.9)

          SALES Acquisitions contributed 0.7% to the overall sales growth rate for the first 39 weeks of fiscal 2005 and 1.0% for the third quarter of fiscal 2005. In addition, increases in both sales prices and unit volumes shipped contributed to the sales growth. SYSCO generally expects to pass product cost increases to its customers; however, the actual amount of product cost increases reflected as increases in sales price is difficult to quantify. Estimated product cost increases were 4.4% during the first 39 weeks of fiscal 2005 and 3.8% during the third quarter of fiscal 2005.

          Management believes that prolonged periods of rising product costs together with general economic conditions, including the impact of increased fuel costs on consumer spending, contributed to the softness in the foodservice market and thus a slowing of SYSCO's sales growth beginning in the latter half of the fourth quarter of fiscal 2004 and continuing into fiscal 2005. However, sales growth of 5.9% in the third quarter of fiscal 2005 over the comparable prior year period represents a sequential increase when compared to the sales growth of 4.2% for the second quarter of fiscal 2005 over the comparable prior year period. In addition, sales growth in the third quarter of fiscal 2005 was negatively impacted by bad weather particularly in the Northeast and Midwest.

          The company also continues its focus on profitable sales growth. One part of this strategy involves being more selective with respect to which customers we serve, including managing the profitability of, or exiting, unprofitable customers and refining the use of customer purchasing potential and profitability data in targeting new customers. The company continues to see reductions in sales to unprofitable customers over the comparable prior year periods.

          GROSS MARGINS Gross margins as a percentage of sales declined in the first 39 weeks and third quarter of fiscal 2005 when compared to the comparable prior year periods. Management believes that this gross margin decline was caused by several factors, including product cost increases, changes in segment mix, customer mix and pricing pressure. Product cost increases in most of the product categories had the impact of reducing gross margins as a percentage of sales, as gross profit dollars are earned on a higher sales dollar base.

          OPERATING EXPENSES The decrease in operating expenses as a percentage of sales was aided by improved operating efficiencies. For example, the Broadline segment continues to demonstrate improving trends in key expense metrics, including miles driven per trip and pieces per error. Increases in product costs and the resulting increased average sales price per item also favorably impacted expenses as a percentage of sales as operating costs increased at a lower rate.

          Operating expenses were favorably impacted by the recognition in income of $12,430,000 in the first 39 weeks and negatively impacted by the recognition of a loss of $1,765,000 in the third quarter of fiscal 2005 to adjust the carrying value of life insurance assets to their cash surrender value. This compared to the recognition in income of $19,221,000 and $2,437,000 in the comparable periods of fiscal 2004, respectively.

          Operating expenses were negatively impacted by increased costs to deliver product to customers due to increased fuel costs of approximately $22,000,000 in the first 39 weeks and $7,000,000 in the third quarter of fiscal 2005 over comparable periods of fiscal 2004. The impact of increasing fuel costs was partially offset by a reduction in both miles driven and number of stops. Operating expenses were also negatively impacted by bad weather conditions.

          Operating expenses related to the National Supply Chain project were $29,581,000 in the first 39 weeks and $14,030,000 in the third quarter of fiscal 2005, as compared to $20,684,000 and $3,392,000 in the comparable periods of fiscal 2004.

          The company's focus on managing personnel expenses has resulted in a reduction of the number of associates by approximately 2,100 from July 3, 2004 to April 2, 2005. The company believes that this has resulted in the total number of associates being more aligned with the current sales volumes and as a result, has aided in the company's efforts to manage overall expenses. The company will adjust its workforce levels in the future as actual or expected sales volumes change. In the coming periods, the company will be focusing its efforts on increasing the number of customer contact associates.

          INTEREST EXPENSE The increase in interest expense was due to increased borrowing rates in fiscal 2005 as compared to fiscal 2004. The increase in the company's overall borrowing rates was primarily due to an increase in the percentage of the company's debt with fixed interest rates in fiscal 2005 as compared to fiscal 2004. In fiscal 2004, the company's debt portfolio included a larger percentage of floating rate debt in the form of either commercial paper borrowings or fixed rate debt converted to floating through interest rate swap agreements. In addition, market interest rates have increased over the last year.

          OTHER INCOME The company recognized a gain on the sale of a facility of approximately $5,700,000 in the second quarter of fiscal 2004.

          INCOME TAXES The effective tax rate was 37.23% and 34.97% for the first 39 weeks and third quarter of fiscal 2005, respectively, as compared to 38.5% for the comparable prior year periods. Included in income tax expense in the third quarter of fiscal 2005 is the reduction of an accrual for a tax contingency of $11,000,000.

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

          SEGMENT RESULTS

          The following table sets forth the change in the selected financial data of each of the company's reportable segments expressed as a percentage increase (decrease) over the comparable period in the prior year and should be read in conjunction with Business Segment Information (Footnote No. 12) in the Notes to Consolidated Financial
          Statements:

                                                39-Week Period          13-Week Period
                                            ---------------------      ------------------
                                                         Earnings                Earnings
                                                          before                  before
                                               Sales       taxes       Sales       taxes
                                               -----     --------      -----     --------
                              Broadline         4.0%        7.2%        4.4%       8.5%
                              SYGMA            10.9       (19.1)       12.5        6.5
                              Other             9.4        10.8        11.9        3.8


          The following tables set forth sales and earnings before income taxes of each of the company's reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information (Footnote No. 12) in the Notes to Consolidated Financial Statements:

                                                               39-Week Period Ended
                                                    ------------------------------------------------
                                                         Apr. 2, 2005               Mar. 27, 2004
                                                    ----------------------     ---------------------
                                                                Earnings                 Earnings
                                                    Sales     before taxes     Sales    before taxes
                                                    -----     ------------     -----    ------------
             Broadline                               80.0%        99.2%         80.9%      98.0%
             SYGMA                                   12.7          1.2          12.1        1.6
             Other                                    8.4          5.6           8.1        5.3
             Intersegment sales                      (1.1)                      (1.1)
             Unallocated corporate expenses                       (6.0)                    (4.9)
                                                    -----        -----         -----      -----
             Total                                  100.0%       100.0%        100.0%     100.0%
                                                    =====        =====         =====      =====

                                                                     13-Week Period Ended
                                                    ------------------------------------------------
                                                         Apr. 2, 2005               Mar. 27, 2004
                                                    ----------------------     ---------------------
                                                                Earnings                 Earnings
                                                    Sales     before taxes     Sales    before taxes
                                                    -----     ------------     -----    ------------
             Broadline                               79.3%       101.4%         80.4%      98.6%
             SYGMA                                   13.2          1.6          12.4        1.6
             Other                                    8.6          6.1           8.2        6.2
             Intersegment sales                      (1.1)                      (1.0)
             Unallocated corporate expenses                       (9.1)                    (6.4)
                                                    -----        -----         -----      -----
             Total                                  100.0%       100.0%        100.0%     100.0%
                                                    =====        =====         =====      =====

          BROADLINE SEGMENT Acquisitions contributed 0.1% to the overall sales growth rate for the Broadline segment for the first 39 weeks and 0.2% for the third quarter of fiscal 2005. The sales increases were primarily due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products and increases in both sales prices and unit volumes. Marketing associate-served sales as a percentage of broadline sales in the U.S. were 53.3% and 52.6% for the first 39 weeks and third quarter of fiscal 2005, respectively, as compared to 53.1% and 51.7%, respectively, for the comparable prior year periods. SYSCO Brand sales as a percentage of broadline sales in the U.S. were 49.4% and 48.8% for the first 39 weeks and the third quarter of fiscal 2005, respectively, as compared to 49.3% and 49.1%, respectively, for the comparable prior year periods.

          The increases in earnings before income taxes for the Broadline segment were primarily due to increases in sales and increased operating efficiencies which overcame higher fuel costs, resulting in lower expenses as a percentage of sales.

          SYGMA SEGMENT Acquisitions contributed 2.8% to the overall sales growth rate for the SYGMA segment for the first 39 weeks and 2.8% for the third quarter of fiscal 2005. The remaining increase was due primarily to sales to new customers, sales growth in SYGMA's existing customer base related to new locations added by those customers, as well as increases in sales to existing locations, and price increases resulting primarily from higher product costs.

          The decrease in earnings before income taxes for the SYGMA segment for the first 39 weeks of fiscal 2005 over the comparable prior year period was primarily as a result of the factors discussed below. Earnings before income taxes for the third quarter of fiscal 2005 increased over the comparable prior year period but was also impacted by the factors discussed below.

          During the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, SYGMA discontinued servicing a portion of its largest customer's locations due to that customer's geographic supply chain realignment. SYGMA is offsetting these lost sales by obtaining sales from additional locations from this customer and obtaining new business from other customers. In many cases, this new business is being served out of different SYGMA locations than those that originally served the discontinued business. SYGMA opened a new facility to serve a portion of the new business which it began serving in the fourth quarter of fiscal 2005. As a result, during the fourth quarter of fiscal 2004 and throughout fiscal 2005, SYGMA's operating profits have been impacted by increased operating expenses as it transitioned its operations to serve the new business it has acquired. In addition, SYGMA's gross margins as a percent of sales in fiscal 2005 have declined from the comparable period in fiscal 2004 due to product cost increases and lower agreed upon pricing with its customers.

          LIQUIDITY AND CAPITAL RESOURCES

          Cash provided by operating activities, as supplemented by commercial paper and other bank borrowings, may, at the discretion of management, be applied towards investments in facilities, fleet and other equipment; cash dividends; acquisitions fitting within the company's overall growth strategy; and the share repurchase program.

          Operating Activities

          Cash flow from operations in the first 39 weeks of fiscal 2005 was negatively impacted by increases in inventory balances of $69,578,000 and increases in accounts receivable balances of $48,948,000, offset by a modest increase in accounts payable balances of $7,967,000.

          Also impacting cash flow from operations was a decrease in accrued expenses of $38,225,000. This decrease primarily reflects the payment of annual incentive based bonuses for fiscal 2004 which were paid in early fiscal 2005, partially offset by accruals for fiscal 2005 incentive based bonuses.

          The company's contributions to its defined benefit plans were $84,603,000 and $164,012,000 during the 39-week periods ended April 2, 2005 and March 27, 2004, respectively. SYSCO does not expect to make significant additional contributions during the remainder of fiscal 2005, whereas total contributions in fiscal 2004 were $165,512,000.

          Investing Activities

          Total capital expenditures in fiscal 2005 are expected to be approximately $400,000,000 to $425,000,000. Projected capital expenditures include the fold-out program; facility, fleet and other equipment replacements and expansions; the company's National Supply Chain project;

           and investments in technology. Amounts capitalized in the first 39 weeks of fiscal 2005 related to the company's National Supply Chain project totaled $31,814,000. Total amounts capitalized on the project since inception were $184,069,000 through April 2, 2005.

           Financing Activities

           During the first 39 weeks of fiscal 2005, a total of 10,096,200 shares were repurchased at a cost of $354,078,000, as compared to 13,805,400 shares at a cost of $508,963,000 for the comparable period in fiscal 2004. An additional 2,070,000 shares at a cost of $73,480,000 have been purchased through April 30, 2005. In February 2005, the Board authorized an additional 20,000,000 shares for repurchase, resulting in 20,442,700 shares remaining available for repurchase as authorized by the Board as of April 30, 2005.

           The company made three regular quarterly dividend payments during the first 39 weeks of fiscal 2005, totaling $0.41 per share. In February 2005, SYSCO declared its regular quarterly dividend for the fourth quarter of fiscal 2005, at $0.15 per share, which was paid in April 2005.

           As of April 2, 2005, SYSCO's borrowings under its commercial paper programs were $73,043,000. Such borrowings were $41,326,000 as of April 30, 2005. During the 39-week period ended April 2, 2005, commercial paper and short-term bank borrowings ranged from approximately $46,327,000 to $253,384,000.

           As of April 2, 2005, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95,000,000, of which none was outstanding at April 2, 2005. There were no outstanding borrowings under these lines of credit as of April 30, 2005.

           Included in current maturities of long-term debt are the 6.5% Senior Notes totaling $150,000,000 due June 2005 and the 4.75% Senior Notes totaling $200,000,000 due July 2005. It is the company's intention to fund the repayment of these notes at maturity through issuances of commercial paper, cash flow from operations or a combination thereof. The company currently intends to issue long-term debt totaling approximately $350,000,000 in the first quarter of fiscal 2006 to replace the cash used and/or commercial paper issued to repay the maturing senior notes.

           In April 2005, SYSCO filed with the Securities and Exchange Commission a $1,500,000,000 shelf registration of debt securities. The registration statement was declared effective in May 2005.

           The long-term debt to capitalization ratio was 33.2% at April 2, 2005, which is slightly below the company's long-term 35% to 40% target range. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portion.

           As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of April 2, 2005, letters of credit outstanding were $8,971,000. In April 2005, SYSCO issued a letter of credit in the amount of $72,000,000 to satisfy the collateral requirement for an insurance agreement which was previously satisfied with funds on deposit in an insurance trust. As of April 30, 2005, letters of credit outstanding were $80,971,000.

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

           CRITICAL ACCOUNTING POLICIES

           Critical accounting policies are those that are most important to the portrayal of the company's financial position and results of operations. These policies require management's most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. SYSCO's most critical accounting policies pertain to the allowance for doubtful accounts, self-insurance programs, pension plans and accounting for business combinations, and are described in Item 7 of the company's Annual Report on Form 10-K for the year ended July 3, 2004. There were no changes in critical accounting policies during the third quarter of fiscal 2005.

           NEW ACCOUNTING STANDARDS

           On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25), and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

           SYSCO will adopt Statement 123(R) in the first quarter of fiscal 2006. SFAS 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.

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

           FORWARD-LOOKING STATEMENTS

           Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program; market risks; industry growth; the impact of ongoing legal proceedings; the timing, expected cost savings and other benefits, including the expected impact on earnings per share of the National Supply Chain project, including the Northeast Redistribution Center; anticipated capital expenditures; the ability to increase market share and grow earnings; sales growth; growth strategies; SYSCO's ability to refinance current maturities of long-term debt; the anticipated amount and timing of debt issuances and SYSCO's ability to meet its cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management's current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry's relatively low profit margins and sensitivity to general economic conditions, including the current economic environment; changing customer needs; SYSCO's leverage and debt risks; the successful completion and integration of acquisitions and fold-outs; the effect of competition on SYSCO and its customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management's allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; and internal factors such as the ability to improve efficiencies, control expenses and successfully execute growth strategies.

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

           At April 2, 2005, the company had outstanding $73,043,000 of commercial paper at variable rates of interest with maturities through July 7, 2005. The company's long-term debt obligations of $1,398,577,000 were primarily at fixed rates of interest.

           In February 2005, SYSCO terminated $500,000,000 aggregate notional amount of interest rate swaps which were fair value hedges against the 7.00% Senior Notes due May 2006,

           7.25% Senior Notes due April 2007 and 4.60% Senior Notes due March 2014 and received cash of $5,316,000, which represented the fair value of the swap agreements at the time of termination.

           The company currently intends to issue long-term debt totaling approximately $350,000,000 in the first quarter of fiscal 2006. In March 2005, SYSCO entered into a forward-starting interest rate swap with a notional amount of $350,000,000 in order to hedge the interest rate risk arising during the period prior to the expected issuance. The company has designated this derivative as a cash flow hedge of the variability in the cash outflows of interest payments on the forecasted debt issuance due to changes in the benchmark interest rate.

Item 4.    Controls and Procedures

           As of April 2, 2005, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of April 2, 2005 in providing reasonable assurances that material information required to be disclosed is recorded, processed, summarized and reported on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, the company's management noted that, as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the third quarter of fiscal 2005 that materially affected, or would be reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

               SYSCO made the following share repurchases during the third quarter of fiscal 2005:

             -----------------------------------------------------------------------------------------------------------
                                                ISSUER PURCHASES OF EQUITY SECURITIES
             -----------------------------------------------------------------------------------------------------------
                                                                               (c) TOTAL NUMBER
                                                                                   OF SHARES        (d) MAXIMUM NUMBER
                                                                               PURCHASED AS PART    OF SHARES THAT MAY
                                           (a) TOTAL NUMBER    (b) AVERAGE       OF PUBLICLY        YET BE PURCHASED
                                                OF SHARES       PRICE PAID     ANNOUNCED PLANS OR    UNDER THE PLANS OR
                        PERIOD                 PURCHASED(1)      PER SHARE          PROGRAMS              PROGRAMS
             -----------------------------------------------------------------------------------------------------------
              Month #1
              Jan. 2 - Jan. 29                  1,717,785         $36.59            1,706,000             6,472,700
             -----------------------------------------------------------------------------------------------------------
              Month #2
              Jan. 30 - Feb. 26                 1,731,878          34.95            1,710,000            24,762,700
             -----------------------------------------------------------------------------------------------------------
              Month #3
              Feb. 27 - Apr. 2                  2,290,120          34.24            2,250,000            22,512,700
             -----------------------------------------------------------------------------------------------------------
              Total                             5,739,783          35.16            5,666,000            22,512,700
             -----------------------------------------------------------------------------------------------------------

               (1) The total number of shares purchased includes 11,875, 21,878 and 40,120 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

               On November 23, 2004, the company entered into a stock purchase plan with Banc of America Securities LLC to purchase shares of SYSCO common stock pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. Subject to certain conditions, the shares will be purchased during the period between November 29, 2004 and August 16, 2005, including during company "blackout" periods. The maximum share authorization under this agreement was reached in May 2005; therefore, no further shares will be purchased under this agreement.

               On February 18, 2005, the company announced that the Board of Directors approved the repurchase of an additional 20,000,000 shares over a 12- to 18-month period.

               In March 2005, 35,520 Dividend Access Shares, convertible on a one-for-one basis into SYSCO shares, were released to the former shareholders of North Douglas Distributors ("North Douglas") pursuant to the terms of an escrow agreement executed in connection with SYSCO's acquisition of North Douglas in December 2000.

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

               *10(a)    Form of CEO Supplemental Performance-Based Bonus
                         Agreement.

               *15(a) Report from Ernst & Young LLP dated May 12, 2005, re: unaudited financial statements.

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

  Date: May 12, 2005



                                       By /s/ John K. Stubblefield, Jr.
                                          --------------------------------------
                                          John K. Stubblefield, Jr.
                                          Executive Vice President, Finance and
                                          Chief Financial Officer

  Date: May 12, 2005

                                  EXHIBIT INDEX



                NO.                    DESCRIPTION
              -----      -------------------------------------------------------

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

               *10(a)    Form of CEO Supplemental Performance-Based Bonus
                         Agreement.

               *15(a) Report from Ernst & Young LLP dated May 12, 2005, re: unaudited financial statements.

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

-------------------------------------------------------------
     * Filed herewith