Form 10-K
period 2005-07-02
SYSCO CORP
filed 2005-09-15
CIK 96021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6544
Sysco Corporation
(Exact name of registrant as specified in its charter)

Delaware	74-1648137
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)
1390 Enclave Parkway	77077-2099
Houston, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s Telephone Number, Including Area Code: (281) 584-1390
Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of Each Class	which registered

Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $24,238,453,000 at December 31, 2004 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 31, 2004, as reported by The Wall Street Journal (Southwest Edition)). At August 27, 2005, the registrant had issued and outstanding an aggregate of 626,984,757 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the company’s 2005 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

(i)

PART I
Item 1. Business
Overview
     Sysco Corporation, acting through its subsidiaries and divisions (collectively referred to as “SYSCO” or the “company”), is the largest North American distributor of food and related products primarily to the foodservice or “food-prepared-away-from-home” industry. Founded in 1969, SYSCO provides its products and services to approximately 390,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.
     SYSCO, which was formed when the stockholders of nine companies exchanged their stock for SYSCO common stock, commenced operations in March 1970. Since its formation, the company has grown from $115 million to over $30 billion in annual sales, both through internal expansion of existing operations and through acquisitions. Through the end of fiscal 2005, SYSCO had acquired 130 companies or divisions of companies.
     In May 2005, SYSCO acquired Facciola Meat Company, a specialty meat and seafood distributor located in Fremont, California. In May 2005, SYSCO acquired Royalty Foods, Inc., a specialty meat distributor located in Orlando, Florida. In January 2005, SYSCO acquired Piranha Produce, a full-line fresh fruit and vegetable distributor, headquartered in Modesto, California. In December 2004, SYSCO acquired Robert’s Foods, a broadline foodservice distributor located in Springfield, Illinois. In November 2004, SYSCO acquired Honeyman’s Ltd. and JJ Derma’s Meats, custom-cut meat distributors located in Toronto, Ontario, Canada. In October 2004, SYSCO acquired Nashville Tomato, a regional tomato packager and distributor headquartered in Nashville, Tennessee.
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
     In May 2003, SYSCO acquired the paper and chemical products distributor Reed Distributors, Inc. located in Lewiston, Maine. In April 2003, SYSCO acquired the specialty meat-cutting division of the Colorado Boxed Beef Company and its affiliated broadline foodservice operation, J&B Foodservice located in Auburndale, Florida. In December 2002, SYSCO acquired certain assets of the Denver operations of Marriott Distribution Services, Inc., a wholly owned subsidiary of Marriott International, Inc. In November 2002, SYSCO acquired Asian Foods, Inc., a specialty distributor of products and services to the Asian cuisine foodservice market located in St. Paul, Minnesota and Kansas City, Missouri. In October 2002, SYSCO acquired the net assets of Pronamic, the quick-service distribution division of priszm brandz. In October 2002, SYSCO acquired Abbott Foods, Inc., an independently owned broadline foodservice distributor located in Columbus, Ohio.
     SYSCO is organized under the laws of Delaware. The address and telephone number of the company’s executive offices are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390. This annual report on Form 10-K, as well as all other reports filed or furnished by SYSCO pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on SYSCO’s website at www.sysco.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.
Operating Segments
     SYSCO provides food and related products to the foodservice or “food-prepared-away-from-home” industry. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to chain restaurant customer locations. “Other” financial information is attributable to the company’s other segments, including the company’s specialty produce, custom-cut meat, Asian cuisine foodservice and lodging industry products segments. The company’s specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Specialty meat companies distribute custom-cut fresh steaks, other meat, seafood and poultry. Our specialty Asian cuisine foodservice companies distribute a full line of food products and a wide variety of non-food products to restaurants serving Asian cuisine. Our lodging industry products company distributes personal care guest amenities, equipment, housekeeping supplies, room accessories and textiles to the lodging industry. Selected financial data for each of the company’s reportable segments as well as financial information concerning geographic areas can be found in Business Segment Information in the Notes to Consolidated Financial Statements in Item 8.

Customers and Products
     The foodservice industry consists of two major customer types — “traditional” and “chain restaurant.” Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. SYSCO’s chain restaurant customers include regional and national hamburger, sandwich, pizza, chicken, steak and other chain operations.
     Services to the company’s traditional foodservice and chain restaurant customers are supported by similar physical facilities, vehicles, material handling equipment and techniques, and administrative and operating staffs.
     Products distributed by the company include a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts, a full line of canned and dry foods, fresh meats, imported specialties and fresh produce. The company also supplies a wide variety of non-food items, including: paper products such as disposable napkins, plates and cups; tableware such as china and silverware; cookware such as pots, pans and utensils; restaurant and kitchen equipment and supplies; and cleaning supplies. SYSCO’s operating companies distribute both nationally-branded merchandise and products packaged under SYSCO’s private brands.
     The company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to traditional customers. SYSCO’s operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through the more than 13,200 sales and marketing representatives and support staff of SYSCO and its operating companies, SYSCO stays informed of the needs of its customers and acquaints them with new products and services. SYSCO’s operating companies also provide ancillary services relating to foodservice distribution such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers’ businesses.
     No single customer accounted for 10% or more of SYSCO’s total sales for its fiscal year ended July 2, 2005.
     SYSCO’s sales to chain restaurant customers consist of a variety of food products. The company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. One chain restaurant customer (Wendy’s International, Inc.) accounted for 5% of SYSCO’s sales for its fiscal year ended July 2, 2005. Although this customer represents approximately 39% of the SYGMA segment sales, the company does not believe that the loss of this customer would have a material adverse effect on SYSCO as a whole.
     Based upon available information, the company estimates that sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2005	2004	2003
Restaurants	64%	64%	63%
Hospitals and nursing homes	10	10	10
Schools and colleges	5	5	6
Hotels and motels	6	6	6
Other	15	15	15

Totals	100%	100%	100%

Sources of Supply
     SYSCO purchases from thousands of suppliers, none of which individually accounts for more than 10% of the company’s purchases. These suppliers consist generally of large corporations selling brand name and private label merchandise and independent regional brand and private label processors and packers. Generally, purchasing is carried out through centrally developed purchasing programs and direct purchasing programs established by the company’s various operating companies. The company continually develops relationships with suppliers but has no material long-term purchase commitments with any supplier.
     In the second quarter of fiscal 2002, SYSCO began restructuring its supply chain. This National Supply Chain project, which reorganizes SYSCO’s supply chain, involved the creation of the Baugh Supply Chain Cooperative that handles product procurement, and also involves the construction and operation of regional distribution centers which will aggregate inventory demand to optimize the supply chain activities for certain products for all SYSCO operating companies in the region. The company’s National Supply Chain project is intended to increase profitability by lowering aggregate inventory levels, operating costs, and future facility expansion needs at SYSCO’s operating companies while providing greater value to our suppliers and customers. The company expects to build from seven to nine regional distribution centers over the next seven years. The first of these centers, the Northeast Redistribution Center located in Front Royal, Virginia, opened during the third quarter of fiscal 2005. As of August 2005, it was supplying products to 12 of the 14 broadline operating companies in the Northeast Region and is expected to be shipping products to the remaining two operating companies in the Northeast Region by October 2005. The company expects to begin construction of its second regional redistribution facility, to be located in Alachua, Florida, in fiscal 2006. The third regional redistribution center is planned to be located in the Midwest Region.
     The Baugh Supply Chain Cooperative administers a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of SYSCO Brand merchandise as well as products from a number of national brand suppliers, encompassing substantially all product lines. The operating companies can choose to purchase product from the suppliers participating in the cooperative’s programs or from other suppliers, but SYSCO Brand products are only available through the cooperative’s programs.
Working Capital Practices
     SYSCO’s growth is funded through a combination of cash flow from operations, commercial paper issuances and long-term borrowings. See the discussion in Liquidity and Capital Resources in Management’s Discussion and Analysis in Item 7 regarding the company’s liquidity, financial position and sources and uses of funds.
     Credit terms extended by SYSCO to its customers can vary from cash on delivery to 30 days or more based on SYSCO’s assessment of the customers’ credit risk. SYSCO monitors the customers’ accounts and will suspend shipments to customers if necessary.
     A majority of SYSCO’s sales are filled within 24 hours of when the customers’ orders are placed. SYSCO will maintain inventory on hand to be able to meet customer demand. The level of inventory on hand will vary by product depending on product shelf-life, supplier order fulfillment lead times and customer demand. SYSCO also makes purchases of product based on supply or pricing opportunities.
     SYSCO takes advantage of suppliers’ cash discounts where appropriate and otherwise generally receives payment terms from its suppliers. Payment terms received from suppliers range from weekly to 30 days or more.
Corporate Headquarters’ Services
     SYSCO’s corporate staff makes available a number of services to the company’s operating companies. Members of the corporate staff possess experience and expertise in, among other areas, accounting and finance, cash management, information technology, employee benefits, engineering and insurance. The corporate office also makes available legal, marketing, payroll, human resources and tax compliance services as well as warehousing and distribution services, which provide assistance in space utilization, energy conservation, fleet management and work flow.
Capital Improvements
     To maximize productivity and customer service, the company continues to construct and modernize its distribution facilities. During fiscal 2005, 2004 and 2003, approximately $390,203,000, $530,086,000 and $435,637,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The company estimates its capital expenditures in fiscal 2006 should be in the range of $425,000,000 to $450,000,000. During the three years ended July 2, 2005, capital expenditures were financed primarily by internally generated funds, the company’s commercial paper program and bank and other borrowings. The company expects to finance its fiscal 2006 capital expenditures from the same sources.
Employees
     As of July 2, 2005, SYSCO and its operating companies had approximately 47,500 full-time employees, approximately 18% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled locally. Collective bargaining agreements covering approximately 27% of the company’s union employees expire during fiscal 2006. SYSCO considers its labor relations to be satisfactory. During the fourth quarter of fiscal 2005, the number of customer contact associates increased by almost 2% as compared to the number at the end of the third quarter of fiscal 2005. The company intends to continue to increase the number of customer contact associates in fiscal 2006.
Competition
     The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. Foodservice operators may also choose to purchase products directly from retail outlets. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis. The company believes that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and a competitive price. The company estimates that it serves about 14% of an approximately $210 billion annual market that includes the North American foodservice and hotel amenity, furniture and textile markets. SYSCO believes, based upon industry trade data, that its sales to the North American “food-prepared-away-from-home” industry were the highest of any foodservice distributor during fiscal 2005. While adequate industry statistics are not available, the company believes that in most instances its local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas.
Government Regulation
     As a marketer and distributor of food products, SYSCO is subject to the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (“FDA”) and the Canadian Food and Drugs Act and the regulations thereunder.
     The FDA regulates manufacturing and holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. For certain product lines, SYSCO is also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated thereunder by the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from the company’s suppliers. SYSCO is also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.
     In Canada, the Canadian Food Inspection Agency administers and enforces the food safety and nutritional quality standards established by Health Canada under the Canadian Food and Drugs Act and under other related federal legislation, including the Canada Agricultural Products Act, the Meat Inspection Act, the Fish Inspection Act and the Consumer Packaging and Labeling Act (as it relates to food). These laws regulate the processing, storing, grading, packaging, marking, transporting and inspection of certain SYSCO product lines as well as the packaging, labeling, sale, importation and advertising of pre-packaged and certain other products.
     The company and its products are also subject to state, provincial and local regulation through such measures as the licensing of its facilities, enforcement by state, provincial and local health agencies of state, provincial and local standards for the company’s products and regulation of the company’s trade practices in connection with the sale of its products. SYSCO’s facilities are subject to inspections and regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor, together with similar occupational health and safety laws in each Canadian province, which require the company to comply with certain manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products distributed by the company.
     The company also is subject to regulation by numerous U.S. and Canadian federal, state, provincial and local regulatory agencies, including, but not limited to, the U.S. Department of Labor and each Canadian provincial ministry of labour, which set employment practice standards for workers, and the U.S. Department of Transportation and the Canadian Transportation Agency, which regulate transportation of perishable and hazardous materials and waste, and similar state, provincial and local agencies.
     Most of the company’s distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks. Other U.S. and Canadian federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials do not materially impact the company’s use or operation of its facilities.
     Compliance with these laws has not had and is not anticipated to have a material effect on the capital expenditures, earnings or competitive position of SYSCO.
General
     SYSCO has numerous trademarks which are of significant importance to the company. The loss of the SYSCO(R) trademark would have a material adverse effect on SYSCO’s results of operations.
     SYSCO is not engaged in material research and development activities relating to the development of new products or the improvement of existing products.
     Sales of the company do not generally fluctuate significantly on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.
     As of July 2, 2005, SYSCO and its operating companies operated 170 facilities throughout the United States and Canada, of which 160 were principal distribution facilities.

Item 2. Properties
     The table below shows the number of distribution facilities and self-serve centers occupied by SYSCO in each state or province and the aggregate cubic footage devoted to cold and dry storage as of July 2, 2005.

	Number of	Cold Storage	Dry Storage
	Facilities	(Thousands	(Thousands	Segments
Location	and Centers	Cubic Feet)	Cubic Feet)	Served*
Alabama	2	2,886	2,393	BL
Alaska	1	1,067	645	BL
Arizona	1	2,901	3,190	BL
Arkansas	1	2,477	2,940	BL
California	18	25,840	34,650	BL, S, O
Colorado	5	7,495	10,870	BL, S, O
Connecticut	1	4,244	3,990	BL
District of Columbia	1	335	30	O
Florida	13	23,013	24,209	BL, S, O
Georgia	6	5,654	14,937	BL, S, O
Hawaii	1	—	258	O
Idaho	2	2,023	2,366	BL
Illinois	5	4,311	10,065	BL, S, O
Indiana	2	3,905	1,822	BL, O
Iowa	1	1,535	2,082	BL
Kansas	1	4,003	3,894	BL
Kentucky	1	2,330	2,648	BL
Louisiana	1	3,265	2,994	BL
Maine	1	1,507	2,121	BL
Maryland	5	8,826	8,896	BL, O
Massachusetts	2	5,605	7,798	BL, S
Michigan	4	5,501	9,569	BL, S, O
Minnesota	2	4,676	4,308	BL, O
Mississippi	1	2,125	2,690	BL
Missouri	2	2,375	2,682	BL, O
Montana	1	3,288	2,538	BL
Nebraska	1	1,712	2,108	BL
Nevada	2	2,749	4,474	BL, O
New Jersey	4	3,085	10,753	BL, O
New Mexico	1	2,182	2,093	BL
New York	5	7,433	10,436	BL
North Carolina	6	5,440	11,478	BL, S, O
North Dakota	1	525	584	BL
Ohio	9	9,041	13,933	BL, S, O
Oklahoma	2	3,057	4,028	BL, S
Oregon	3	3,980	3,791	BL, S, O
Pennsylvania	4	6,780	8,286	BL, S
South Carolina	1	2,271	2,362	BL
South Dakota	1	2	123	BL
Tennessee	3	6,470	9,277	BL, O
Texas	13	19,572	23,643	BL, S, O
Utah	1	3,600	3,690	BL
Virginia	3	13,162	10,091	BL
Washington	1	4,647	3,044	BL
Wisconsin	3	7,128	5,902	BL
Alberta, Canada	2	4,090	3,982	BL
British Columbia, Canada	8	3,896	4,649	BL, O
Manitoba, Canada	1	1,135	860	BL
New Brunswick, Canada	2	1,172	1,031	BL
Newfoundland, Canada	2	744	669	BL
Nova Scotia, Canada	1	735	704	BL
Ontario, Canada	7	7,949	8,919	BL, S, O
Quebec, Canada	1	716	1,209	BL
Saskatchewan, Canada	1	1,271	750	BL

Total	170	255,731	317,454

*	Segments served include Broadline (BL), SYGMA (S) and Other (O).

     SYSCO owns approximately 460,967,000 cubic feet of its distribution facilities and self-serve centers (or 80.4% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 2006 to fiscal 2040, exclusive of renewal options. Certain of the facilities owned by the company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $19,510,000 at July 2, 2005. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates through fiscal 2026.
     The company owns its approximately 188,000 square foot headquarters office complex in Houston, Texas and leases approximately 208,000 square feet of additional office space in Houston, Texas. The company began the expansion of its headquarters office complex in fiscal 2006.
     Facilities in Denver, Colorado; Lincoln, Illinois; St. Louis, Missouri; and Las Vegas, Nevada (which in the aggregate accounted for approximately 2.5% of fiscal 2005 sales) are operating near capacity and the company is currently constructing expansions or replacements for these distribution facilities. New distribution facilities also are under construction in Geneva County, Alabama; Lancaster, California; and Raleigh, North Carolina. The company expects to begin construction of its second regional redistribution facility, to be located in Alachua, Florida, in fiscal 2006.
     As of July 2, 2005, SYSCO’s fleet of approximately 8,550 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The company owns approximately 86% of these vehicles and leases the remainder.
Item 3. Legal Proceedings
     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.
Item 4. Submission of Matters to a Vote of Security Holders
     None
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The principal market for SYSCO’s Common Stock (SYY) is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for SYSCO’s Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the periods indicated.

	Common Stock		Dividends
	Prices		Declared
	High	Low	Per Share
Fiscal 2004:
First Quarter	$34.24	$28.54	$0.11
Second Quarter	37.57	31.45	0.13
Third Quarter	41.27	35.33	0.13
Fourth Quarter	39.73	34.75	0.13
Fiscal 2005:
First Quarter	$36.00	$29.48	$0.13
Second Quarter	38.43	29.71	0.15
Third Quarter	37.83	32.57	0.15
Fourth Quarter	38.04	34.23	0.15
     The number of record owners of SYSCO’s Common Stock as of August 27, 2005 was 14,980.
     In January 2004, a total of 65,123 dividend access shares, convertible on a one-for-one basis into SYSCO shares, were released to the former owners of North Douglas Distributors pursuant to the terms of an escrow agreement executed in connection with SYSCO’s acquisition of North Douglas in December 2000.
     In July 2004, a total of 322,256 shares of common stock were released to the former shareholders of Buckhead Beef Company pursuant to the terms of an escrow agreement executed in connection with SYSCO’s acquisition of Buckhead in August 1999.

     In September 2004, a total of 256,096 shares of common stock were released to the former shareholders of Newport Meat Company pursuant to the terms of an escrow agreement executed in connection with SYSCO’s acquisition of Newport in July 1999.
     All of the above issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
     In June 2005, 169,155 shares were issued to the former shareholders of North Douglas Distributors upon the conversion of dividend access shares issued in connection with SYSCO’s acquisition of North Douglas in December 2000.
     In June 2005, 160,867 shares were issued to the former shareholders of HRI Supply, Ltd. upon the conversion of dividend access shares issued in connection with SYSCO’s acquisition of HRI in May 2001.
     The foregoing shares were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.
     SYSCO made the following share repurchases during the fourth quarter of fiscal 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number
			of Shares Purchased	(d) Maximum Number
			as Part of	of Shares That May Yet
	(a) Total Number	(b) Average Price	Publicly Announced	be Purchased Under
Period	of Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
Month #1
April 3 — April 30	1,822,824	$35.61	1,800,000	20,712,700
Month #2
May 1 — May 28	1,951,486	36.11	1,914,000	18,798,700
Month #3
May 29 — July 2	3,000,816	37.04	2,980,000	15,818,700

Total	6,775,126	$36.39	6,694,000	15,818,700

(1)	The total number of shares purchased includes 22,824, 37,486 and 20,816 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
     On September 12, 2003, the company announced that the Board of Directors approved the repurchase of 20,000,000 shares. On February 18, 2005, the company announced that the Board of Directors approved the repurchase of an additional 20,000,000 shares over a 12- to 18-month period. Pursuant to these repurchase programs, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors. In July 2004, the Board of Directors authorized the company to enter into agreements from time to time to extend its ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.
     On November 23, 2004, the company entered into a stock purchase plan with Bank of America Securities LLC to purchase up to 10 million shares of SYSCO common stock as authorized under the September 2003 repurchase program pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A total of 10 million shares were purchased during the period between November 29, 2004 and May 6, 2005, including during company “blackout” periods. By its terms, the agreement terminated on May 6, 2005.
     On May 27, 2005, the company entered into a stock purchase plan with Bank of New York to purchase up to 10 million shares of SYSCO common stock as authorized under the February 2005 repurchase program pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A total of 6,975,000 shares were purchased between June 1, 2005 and August 16, 2005, including during company “blackout” periods. By its terms, the agreement terminated on August 16, 2005.
     As of August 27, 2005, no shares remained available for repurchase under the September 2003 repurchase program, and there were 10,443,700 shares remaining available for repurchase under the February 2005 repurchase program.

Item 6. Selected Financial Data

	Fiscal Year
		2004
	2005	(53 Weeks)	2003(1)	2002	2001(2)
	(In thousands except for share data)
Sales	$30,281,914	$29,335,403	$26,140,337	$23,350,504	$21,784,497
Earnings before income taxes	1,525,436	1,475,144	1,260,387	1,100,870	966,655
Income taxes	563,979	567,930	482,099	421,083	369,746

Net earnings	$961,457	$907,214	$778,288	$679,787	$596,909

Net earnings:
Basic earnings per share	$1.51	$1.41	$1.20	$1.03	$0.90
Diluted earnings per share	1.47	1.37	1.18	1.01	0.88

Dividends declared per share	0.58	0.50	0.42	0.34	0.27

Total assets	8,267,902	7,847,632	6,936,521	5,989,753	5,352,987

Capital expenditures	390,203	530,086	435,637	416,393	341,138

Current maturities of long- term debt	$410,933	$162,833	$20,947	$13,754	$23,267
Long-term debt	956,177	1,231,493	1,249,467	1,176,307	961,421

Total long-term debt	1,367,110	1,394,326	1,270,414	1,190,061	984,688
Shareholders’ equity	2,758,839	2,564,506	2,197,531	2,132,519	2,100,535

Total capitalization	$4,125,949	$3,958,832	$3,467,945	$3,322,580	$3,085,223

Ratio of long-term debt to capitalization	33.1%	35.2%	36.6%	35.8%	31.9%

(1)	SYSCO adopted the provisions of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” effective at the beginning of fiscal 2003. As a result, the amortization of goodwill and intangibles with indefinite lives was discontinued.

(2)	The per share data for fiscal 2001 reflects the 2-for-1 stock split of December 15, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Highlights
     Sales increased 3.2% in fiscal 2005 over fiscal 2004. Fiscal 2005 included 52 weeks, as compared to fiscal 2004 which included an additional 53rd week. After adjusting for the additional week in fiscal 2004, sales increased 5.3% in fiscal 2005 over fiscal 2004 adjusted sales (See the reconciliation of fiscal 2004 actual sales to fiscal 2004 adjusted sales in “Sales” under “Results of Operations”). Gross margins as a percent of sales for fiscal 2005 decreased from the prior year due to the impact of product cost increases and changes in customer mix and segment mix. Operating expenses as a percent of sales for fiscal 2005 decreased from the prior year due to operating efficiencies, operating costs increasing at lower rates than sales price increases, reduced performance-based management incentive compensation and decreased net pension costs, which overcame increased fuel costs and increased expenses incurred on the National Supply Chain project. The income tax provision in fiscal 2005 includes a tax benefit of $8.5 million primarily related to the reversal of valuation allowances previously recorded on certain state net operating loss carryforwards and a tax benefit of $11 million related to the reversal of a tax contingency accrual. The comparison of fiscal 2005’s net earnings to fiscal 2004 was also negatively impacted by the additional 53rd week in fiscal 2004. Primarily as a result of these factors, net earnings for fiscal 2005 increased 6.0% over the prior year.
     Management believes that prolonged periods of rising product costs, together with general economic conditions, including the impact of increased fuel costs on consumer spending, contributed to a softness in the foodservice market and thus a slowing of SYSCO’s sales growth beginning in the latter half of the fourth quarter of fiscal 2004 and continuing into the first half of fiscal 2005. After adjusting for the additional week in last year’s fourth quarter, sales growth remained relatively stable over the course of fiscal 2005. Management believes that the declining rate of product cost increases over the course of fiscal 2005 has lessened the overall gross margin pressures experienced during the year and has contributed to the underlying unit growth experienced in the latter half of fiscal 2005. Additionally, management believes that the maturation of the company’s business review process has contributed to unit sales growth.
     The company continues to focus on customer account penetration and expense controls, including managing personnel expenses, improving productivity and ongoing benchmarking and sharing of best practices at the operating companies.
Overview
     SYSCO distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. SYSCO’s operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, Asian cuisine foodservice operations, hotel supply operations, and SYGMA, the company’s chain restaurant distribution subsidiary.
     The company estimates that it serves about 14% of an approximately $210 billion annual market that includes the North American foodservice and hotel amenity, furniture and textile markets. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to its current level in 1998.
     General economic conditions and consumer confidence can affect the frequency and amount spent by consumers for food-prepared-away-from-home and in turn can impact SYSCO’s sales. SYSCO historically has grown at a faster rate than the overall industry and has grown its market share in this fragmented industry.
     The company intends to continue to expand its market share and grow earnings through strategies which include:
•	Sales growth: The company plans to grow sales by gaining an increased share of products purchased by existing customers, development of new customers, the use of foldouts (new operating companies created in established markets previously served by other SYSCO operating companies) and a disciplined acquisition program. The company uses market information to estimate the potential sales and profitability of new and existing customers. Marketing resources, SYSCO Brand products and value-added services provided by SYSCO can be custom-tailored to the purchasing needs of customers. Additionally, the investment of resources in any particular account can be made in proportion to the account’s potential profitability.

•	Brand management: SYSCO Brand products are manufactured by suppliers to meet SYSCO’s product specifications using strict quality assurance standards. SYSCO believes that SYSCO Brand products generally provide higher profitability than national brand products to SYSCO. SYSCO believes that SYSCO Brand products also provide a greater value to SYSCO’s customers and differentiate SYSCO from its customers.

•	Productivity gains: The company’s investment in warehousing and transportation technology and the implementation of best business practices allows SYSCO to leverage operating expenses relative to sales growth.

•	Sales force effectiveness: The company invests in the development and expansion of its customer contact resources by hiring additional customer contact personnel through targeted recruiting, hiring and promotion practices, effective use of training programs and improved compensation systems. Expanded business review and business development functions allow the sales force to strengthen customer relationships and increase sales.

•	Supply chain management: The company’s National Supply Chain project and related organization is being developed to reduce total supply chain costs, operating costs and working capital requirements of the company.
     The company’s National Supply Chain project is intended to optimize the supply chain activities for products for SYSCO’s operating companies in each respective region and as a result, increase profitability and lower inventory and operating costs, working capital requirements and future facility expansion needs at SYSCO’s operating companies while providing greater value to our suppliers and customers. The company expects to build from seven to nine regional distribution centers in the United States over the next seven years. The first of these centers, the Northeast Redistribution Center located in Front Royal, Virginia, opened during the third quarter of fiscal 2005. As of August 2005, it was supplying products to 12 of the 14 broadline operating companies in the Northeast Region and is expected to be shipping products to the remaining two operating companies in the Northeast Region by October 2005. The company expects to begin construction of its second regional redistribution facility, to be located in Alachua, Florida, in fiscal 2006.
     The expenses related to the National Supply Chain project in the first quarter of fiscal 2006 are expected to be approximately equal to expenses in the fourth quarter of fiscal 2005 or about $15 million. During the first half of fiscal 2006, the ramp-up phase of the Northeast Redistribution Center will be completed. It is anticipated that the majority of benefits that will be realized in fiscal 2006 from the Northeast Redistribution Center will be realized during the second half of fiscal 2006 as this is when the Northeast Redistribution Center is expected to be operating at full volume.
Hurricane Katrina
     Hurricane Katrina principally impacted our operating companies in Jackson, Mississippi and New Orleans, Louisiana as well as causing many of our customers in the New Orleans and Mississippi Gulf Coast area to be closed. The impacted operations in Jackson have recovered and service to customers has been restored. SYSCO’s facility in New Orleans sustained only minor damage from the storm but remained closed after the storm due to conditions in New Orleans. The facility has recently resumed partial operations; however, most of the orders received from customers of the New Orleans facility that are open for business have been temporarily rerouted to other nearby SYSCO facilities for fulfillment and delivery until the New Orleans facility has been restored to full capacity. We are still assessing the impact of Hurricane Katrina on our operations in the areas affected by the storm; however, we do not expect this occurrence to have a material adverse effect on SYSCO’s financial position or fiscal 2006’s operating results as a whole.

Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Costs and Expenses
Cost of sales	80.9	80.7	80.3
Operating expenses	13.9	14.1	14.7
Interest expense	0.2	0.2	0.2
Other, net	0.0	0.0	0.0

Total costs and expenses	95.0	95.0	95.2

Earnings before income taxes	5.0	5.0	4.8
Income taxes	1.8	1.9	1.8

Net earnings	3.2%	3.1%	3.0%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the prior year:

	2005	2004
Sales	3.2%	12.2%
Costs and Expenses
Cost of sales	3.5	12.8
Operating expenses	1.3	7.9
Interest expense	7.3	(3.3)
Other, net	(11.8)	48.1

Total costs and expenses	3.2	12.0

Earnings before income taxes	3.4	17.0
Income taxes	(0.7)	17.8

Net earnings	6.0%	16.6%

Basic earnings per share	7.1%	17.5%
Diluted earnings per share	7.3	16.1

Average shares outstanding	(1.0)	(1.2)
Diluted shares outstanding	(1.3)	0.1
Sales
     Sales for fiscal 2005 were 3.2% greater than fiscal 2004, or 5.3% greater after adjusting for the additional week in fiscal 2004. Sales for fiscal 2004 were 12.2% greater than fiscal 2003, or 10.0% greater after adjusting for the additional week in fiscal 2004. Because the fourth quarter of fiscal 2004 contained an additional week as compared to fiscal 2005 and fiscal 2003, sales growth for fiscal years 2005, 2004 and 2003 are not directly comparable. In order to provide a more comparable picture of sales growth, management believes that it is appropriate to adjust the sales figures for fiscal 2004 by the estimated impact of the additional week. As a result, sales for fiscal 2004 presented in the table below are adjusted by one-fourteenth of total sales for the fourth quarter. Set forth below is a reconciliation of actual sales growth to adjusted sales growth for the periods presented:

	2005	2004	2003
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Sales for the fiscal year	$30,281,914,000	$29,335,403,000	$26,140,337,000
Estimated sales for the additional week	—	581,358,000	—

Adjusted sales	$30,281,914,000	$28,754,045,000	$26,140,337,000

Actual percentage increase	3.2%	12.2%	11.9%
Adjusted percentage increase	5.3%	10.0%	11.9%
     Acquisitions contributed 0.8% to the overall sales growth rate for fiscal 2005 and 0.9% for fiscal 2004. SYSCO generally expects to pass product cost increases to its customers; however, the actual amount of inflation reflected as sales price increases is difficult to quantify. Estimated product cost increases were 3.5% during fiscal 2005 as compared to 6.3% during fiscal 2004.
     Management believes that prolonged periods of rising product costs together with general economic conditions, including the impact of increased fuel costs on consumer spending, contributed to the softness in the foodservice market and thus a slowing of SYSCO’s sales growth beginning in the latter half of the fourth quarter of fiscal 2004 and continuing into the first half of fiscal 2005.

After adjusting for the additional week in last year’s fourth quarter, sales growth remained relatively stable over the course of fiscal 2005. Management believes that the declining rate of product cost increases over the course of fiscal 2005 has lessened the overall gross margin pressures experienced during the year and has contributed to the underlying unit growth in the latter half of fiscal 2005. Additionally, management believes that the maturation of the company’s business review process has contributed to unit sales growth.
     The company also continues its focus on profitable sales growth. One part of this strategy involves being more selective with respect to which customers we serve, including improving the profitability of, or ultimately exiting, unprofitable customers and refining the use of customer purchasing potential and profitability data in targeting new customers. The company continues to see reductions in sales to unprofitable customers over the comparable prior year periods. In addition, the number of customer contact personnel increased almost 2% in the fourth quarter of fiscal 2005 as compared to the number at the end of the third quarter of fiscal 2005. The company intends to continue to increase the number of customer contact associates in fiscal 2006.
     Industry sources estimate the total foodservice market experienced real sales growth of approximately 2.4% in calendar year 2004 and real sales decline of approximately 0.1% in calendar year 2003.
     A comparison of the sales mix in the principal product categories during the last three years is presented below:

	2005	2004	2003
Fresh and frozen meats	19%	19%	18%
Canned and dry products	18	18	19
Frozen fruits, vegetables, bakery and other	14	14	14
Poultry	11	11	10
Dairy products	9	9	9
Fresh produce	8	8	8
Paper and disposables	8	8	8
Seafood	5	5	6
Beverage products	3	3	3
Equipment and smallwares	2	2	2
Janitorial products	2	2	2
Medical supplies	1	1	1

	100%	100%	100%

     A comparison of sales by type of customer during the last three years is presented below:

	2005	2004	2003
Restaurants	64%	64%	63%
Hospitals and nursing homes	10	10	10
Schools and colleges	5	5	6
Hotels and motels	6	6	6
All other	15	15	15

	100%	100%	100%

Gross Margins
     Gross margins as a percentage of sales declined in fiscal 2005 when compared to the prior year. Management believes that this gross margin decline was caused by several factors, including product cost increases, changes in segment mix, customer mix and pricing pressure. Product cost increases in most of the product categories had the impact of reducing gross margins as a percentage of sales, as gross profit dollars are earned on a higher sales dollar base. The decline in gross margins as a percent of sales slowed during the course of fiscal 2005 due in part to a lessening of the rate of product cost increases during the fiscal year.
     Gross margins as a percentage of sales declined in fiscal 2004 when compared to the prior year. Management believes that gross margins as a percentage of sales in fiscal 2004 were impacted by several factors, including product cost increases, changes in customer mix, segment mix and product mix and pricing pressure.
Operating Expenses
     Operating expenses include the costs of warehousing and delivering products as well as selling, administrative and occupancy expenses. Changes in the percentage relationship of operating expenses to sales result from an interplay of several factors, including improved efficiencies, customer mix, and product cost increases which result in increases in sales prices.
     The decrease in operating expenses as a percentage of sales in fiscal 2005 as compared to fiscal 2004 was aided by improved operating efficiencies. For example, the Broadline segment continues to demonstrate improving trends in key expense metrics, including miles driven per trip, pieces per stop and pieces per error. Increases in product costs and the resulting increased average sales price per item also favorably impacted expenses as a percentage of sales as operating costs increased at a lower rate.

     Operating expenses were negatively impacted by increased costs to deliver product to customers due to increased fuel costs of approximately $31,000,000 in fiscal 2005 over the prior year. Operating expenses related to the National Supply Chain project were $46,450,000 in fiscal 2005, as compared to $29,333,000 in fiscal 2004. Also included in operating expenses was the recognition of a gain of $13,803,000 in fiscal 2005 to adjust the carrying value of life insurance assets to their cash surrender value, as compared to a gain of $19,124,000 in fiscal 2004. Operating expenses were favorably impacted by a reduction of management performance based incentive bonuses of $26,989,000 and a decrease in net pension cost of $7,374,000 in fiscal 2005 as compared to fiscal 2004.
     The decrease in expenses as a percentage of sales in fiscal 2004 as compared to fiscal 2003 was attributable to several factors including improved operating efficiencies as demonstrated by improving trends in key expense metrics tracked at the broadline operating companies, including pieces sold per delivery, product line items sold per delivery, pieces per trip and pieces per error. Increases in product costs and the resulting increased average sales price per item also favorably impacted expenses as a percentage of sales as operating costs increased at a lower rate. Operating expenses were negatively impacted by increases in net pension costs of $39,944,000 and by increases in expenses related to the National Supply Chain project of $5,584,000 over fiscal 2003. Also included in operating expenses was the recognition of a gain of $19,124,000 in fiscal 2004 to adjust the carrying value of life insurance assets to their cash surrender value, as compared to a loss of $156,000 in fiscal 2003.
     In order to partially manage the volatility and uncertainty of fuel costs, SYSCO from time to time will enter into forward purchase commitments for a portion of SYSCO’s projected monthly diesel fuel requirements. Forward diesel fuel purchase commitments outstanding as of July 2, 2005 were not material.
Interest Expense
     The increase in interest expense in fiscal 2005 was due to increased borrowing interest rates. The increase in the company’s overall borrowing interest rates was primarily due to an increase in the percentage of the company’s debt with fixed interest rates in fiscal 2005 as compared to fiscal 2004. In fiscal 2004, the company’s debt portfolio included a larger percentage of floating rate debt in the form of either commercial paper issuances or fixed rate debt converted to floating through interest rate swap agreements. In addition, market interest rates have increased during fiscal 2005.
     The decrease in interest expense in fiscal 2004 was primarily due to lower borrowing interest rates offsetting moderately higher borrowing levels. The lower average borrowing rates of the company in fiscal 2004 were due to lower short-term market interest rates and the use of interest rate swaps which converted the fixed rates of interest on a portion of SYSCO’s long term debt to lower variable rates of interest.
Other, Net
     Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities.
Income Taxes
     The effective tax rate was 36.97% in fiscal 2005, 38.50% in fiscal 2004 and 38.25% in fiscal 2003. The income tax provision in fiscal 2005 includes a tax benefit of $8,500,000 primarily related to the reversal of valuation allowances previously recorded on certain state net operating loss carryforwards and a tax benefit of $11,000,000 related to the reversal of a tax contingency accrual.
Net Earnings
     Fiscal 2005 represents the twenty-ninth consecutive year of increased earnings before the cumulative effect of accounting changes. The increases were due to the factors discussed above. In addition, the comparison of fiscal 2005’s net earnings to fiscal 2004 was negatively impacted by the additional 53rd week in fiscal 2004.
Earnings Per Share
     The increases in earnings per share were the result of factors discussed above, as well as a net reduction of shares outstanding due primarily to share repurchases.
Return on Average Shareholders’ Equity
     The return on average shareholders’ equity was approximately 35% in fiscal 2005, 39% in fiscal 2004 and 36% in fiscal 2003. The higher return in fiscal 2004 was primarily due to the impact of minimum pension liability adjustments to shareholders’ equity. Since its inception, SYSCO has averaged approximately 20% return on average shareholders’ equity.

Segment Results
     The following table sets forth the change in the selected financial data of each of the company’s reportable segments expressed as a percentage increase over the prior year and should be read in conjunction with Business Segment Information in the Notes to Consolidated Financial Statements:

	2005		2004
		Earnings		Earnings
	Sales	Before Taxes	Sales	Before Taxes
Broadline	1.7%	5.3%	10.4%	13.0%
SYGMA	10.4	(28.1)	21.7	5.8
Other	8.2	6.6	19.0	53.5
     The following table sets forth sales and earnings before taxes of each of the company’s reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information in the Notes to Consolidated Financial Statements:

	2005		2004		2003
		Earnings		Earnings		Earnings
	Sales	Before Taxes	Sales	Before Taxes	Sales	Before Taxes
Broadline	79.7%	99.5%	80.9%	97.8%	82.2%	101.2%
SYGMA	12.9	1.2	12.1	1.7	11.2	1.9
Other	8.5	5.5	8.1	5.3	7.7	4.1
Intersegment sales	(1.1)	—	(1.1)	—	(1.1)	—
Unallocated corporate expenses	—	(6.2)	—	(4.8)	—	(7.2)

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Broadline Segment
     Acquisitions contributed 0.1% to the overall sales growth rate for fiscal 2005 and 0.2% in fiscal 2004. The fiscal 2005 sales growth was primarily due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products and increases in both sales prices and unit volumes. The comparison of fiscal 2005 sales to fiscal 2004 is negatively impacted by the additional week in fiscal 2004.
     The fiscal 2004 sales growth was due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products, and price increases resulting from higher product costs. The additional week also contributed to the sales growth in fiscal 2004. The sales growth in fiscal 2005 and 2004 was obtained through increased sales to the existing customer base as well as the acquisition of new customers.
     The decrease of Broadline segment sales as a percentage of total SYSCO sales in fiscal 2005 was due primarily to strong sales growth in the SYGMA and other segments outpacing the Broadline sales growth, as well as the contributions to sales growth from the acquisitions of specialty produce and SYGMA operations during fiscal 2005 and fiscal 2004. The decrease of Broadline segment sales as a percentage of total SYSCO sales in fiscal 2004 was due primarily to strong sales growth in the SYGMA and other segments outpacing the Broadline sales growth, as well as the contribution to sales growth from the acquisition of the Asian cuisine foodservice operations during fiscal 2003.
     Marketing associate-served sales as a percentage of broadline sales in the U.S. increased to 53.8% in fiscal 2005 as compared to 53.5% in fiscal 2004. SYSCO Brand sales as a percentage of broadline sales in the U.S. decreased to 49.4% for fiscal 2005 as compared to 49.5% in fiscal 2004.
     The increase in earnings before income taxes for fiscal 2005 was primarily due to increases in sales and increased operating efficiencies aided by lower expenses as a percentage of sales. Factors contributing to the lower expenses as a percentage of sales were reduced performance based management incentive compensation and decreased net periodic pension costs, which overcame higher fuel costs and increased expenditures related to the National Supply Chain project. The comparison of fiscal 2005’s earnings before income taxes to fiscal 2004 was also negatively impacted by the additional 53rd week in fiscal 2004.
     The increase in earnings before income taxes for fiscal year 2004 was primarily due to increased sales and reduced expenses as a percentage of sales, which more than offset reduced margins as a percentage of sales. The additional week also contributed to the earnings growth in fiscal 2004.

SYGMA Segment
     Acquisitions contributed 2.6% to the overall sales growth rate for fiscal 2005 and 1.9% in fiscal 2004. The comparison of fiscal 2005 sales to fiscal 2004 is negatively impacted by the additional week in fiscal 2004. Both the fiscal 2005 and fiscal 2004 sales growth was due primarily to sales to new customers, sales growth in SYGMA’s existing customer base related to new locations added by those customers, as well as increases in sales to existing locations, price increases resulting primarily from higher product costs and sales from acquisitions. The additional week also contributed to the sales growth in fiscal 2004.
     The decrease in earnings before income taxes in fiscal 2005 was due to several factors. During the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, SYGMA discontinued servicing a portion of its largest customer’s locations due to that customer’s geographic supply chain realignment. SYGMA offset these lost sales by obtaining sales from additional locations from this customer and obtaining new business from other customers. In many cases, this new business is being served out of different SYGMA locations than those that originally served the discontinued business. SYGMA opened a new facility to serve a portion of the new business which it began serving in the fourth quarter of fiscal 2005. As a result, during the fourth quarter of fiscal 2004 and throughout fiscal 2005, SYGMA’s operating profits have been impacted by increased operating expenses as it transitioned its operations to serve the new business it has acquired. In addition, SYGMA’s gross margins as a percent of sales in fiscal 2005 have declined from the comparable period in fiscal 2004 due to product cost increases and lower agreed upon pricing with its customers.
     The increase in earnings before income taxes in fiscal 2004 was primarily due to the increased sales offset by increased expenses incurred related to implementation of new systems, severance payments related to certain personnel changes, costs related to worker’s compensation insurance claims and pension costs. The additional week also contributed to the earnings growth in fiscal 2004.
Liquidity and Capital Resources
     SYSCO provides marketing and distribution services to foodservice customers primarily throughout the United States and Canada. The company intends to continue to expand its market share through profitable sales growth, foldouts and acquisitions. The company also strives to increase the effectiveness of its customer contact personnel, its consolidated buying programs and the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO’s resources include cash provided by operations and access to capital from financial markets.
     SYSCO’s operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers’ needs; cash dividends; and acquisitions compatible with the company’s overall growth strategy. Any remaining cash generated from operations may, at the discretion of management, be applied toward a portion of the cost of the share repurchase program, while the remainder of the cost may be financed with additional long-term debt. SYSCO’s share repurchase program is used primarily to offset shares issued under various employee benefit and compensation plans, for acquisitions, to reduce shares outstanding (which may have the net effect of increasing earnings per share) and to aid in managing the ratio of long-term debt to total capitalization. Management targets a long-term debt to total capitalization ratio between 35% and 40%. The ratio may exceed the target range from time to time, due to borrowings incurred in order to fund acquisitions and internal growth opportunities, and due to fluctuations in the timing and amount of share repurchases. The ratio also may fall below the target range due to strong cash flow from operations and fluctuations in the timing and amount of share repurchases. This ratio was 33.1% and 35.2% at July 2, 2005 and July 3, 2004, respectively. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portion.
     In April 2005, SYSCO filed with the Securities and Exchange Commission a shelf registration statement covering $1,500,000,000 in debt securities. The registration statement was declared effective in May 2005. In June 2005, SYSCO repaid the 6.5% senior notes totaling $150,000,000 at maturity utilizing a combination of cash flow from operations and commercial paper issuances. In July 2005, SYSCO also repaid the 4.75% senior notes totaling $200,000,000 at maturity also utilizing a combination of cash flow from operations and commercial paper issuances. The company intends to issue between $350,000,000 and $500,000,000 of long-term debt in September 2005. The amount of long-term debt that SYSCO issues will depend upon market conditions at the time of issuance. The proceeds from such issuance are intended to be utilized to repay outstanding commercial paper issuances and for working capital and general corporate purposes.
     Also during the fall of 2005, the company intends to renegotiate its revolving bank credit facility which supports the U.S. commercial paper program.

Operating Activities
     Cash flow from operations in fiscal 2005 was negatively impacted by increases in inventory balances of $35,014,000 and increases in accounts receivable balances of $72,829,000, partially offset by an increase in accounts payable balances of $28,080,000. Cash flow from operations in fiscal 2004 was negatively impacted by increases in inventory balances of $162,502,000 and increases in accounts receivable balances of $177,058,000, offset by an increase in accounts payable balances of $95,874,000. Cash flow from operations in fiscal 2003 was negatively impacted by increases in inventory balances of $69,959,000 and increases in accounts receivable balances of $218,150,000, offset by an increase in accounts payable balances of $237,360,000.
     Also impacting cash flow from operations was a decrease in accrued expenses of $32,674,000 in fiscal 2005, an increase in accrued expenses of $61,544,000 in fiscal 2004 and a decrease in accrued expenses of $12,480,000 in fiscal 2003. The changes in accrued expenses in each year are primarily due to the amount of accrued incentive bonuses related to that year.
     Also impacting cash flow from operations were decreases in other long term liabilities and prepaid pension cost of $86,338,000 in fiscal 2005, $35,056,000 in fiscal 2004 and $72,814,000 in fiscal 2003. The decreases in other long-term liabilities and prepaid pension cost in each year are primarily due to the amount of pension contributions exceeding the net pension cost recognized in each year. The company’s contributions to its defined benefit plans were $220,361,000, $165,512,000 and $164,565,000 during fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Included in the amounts contributed in fiscal 2005 was $134,000,000 voluntarily contributed to the qualified pension plan in the fourth quarter. The decision to increase the contributions to the qualified pension plan in fiscal 2005 was primarily due to the decreased discount rate, which increased the pension obligation and negatively impacted the fiscal 2005 year-end pension funded status. The company expects to contribute approximately $74,000,000 to its defined benefit plans in fiscal 2006.
     During the second quarter of fiscal 2002, the company began reorganizing its supply chain to maximize consolidated efficiencies and increase the effectiveness of the merchandising and procurement functions performed for the benefit of customers. The structure results in the deferral of certain federal and state income tax payments, as supply chain distributions are not included in taxable income until distributed in periods subsequent to when they are recognized in book income. Fiscal 2004 is the first period that supply chain distributions were included in taxable income since the company began deferring these items for tax purposes in fiscal 2002. As a result of the impact of these items and other temporary differences, including the utilization of net operating loss carryforwards, excess tax depreciation and pension contributions, taxes paid during fiscal 2005 and 2004 increased to $436,378,000 and $344,414,000, respectively, as compared to $28,747,000 in fiscal 2003. The net cash flow impact of supply chain distribution deferrals in fiscal 2005 was incrementally positive when compared to what would have been paid on an annual basis without the deferral, due to increased volume through this structure.
     The amount of taxes paid in fiscal 2004 was reduced by $70,615,000 as the result of the utilization of a U.S. federal net operating loss carryforward. This net operating loss carryforward was generated in fiscal 2003 primarily as a result of the deferral of supply chain distributions.
     Also impacting the amount of taxes paid in each year is the amount of deductible pension contributions made in each year. As indicated above, the company expects that its pension contributions in fiscal 2006 will be substantially less than the contributions made in the preceeding three fiscal years.
Investing Activities
     Fiscal 2005 capital expenditures included the construction of fold-out facilities in Spokane, Washington and Geneva, Alabama, replacement or significant expansion of facilities in Baltimore, Maryland; Cleveland, Ohio; Denver, Colorado; Milwaukee, Wisconsin; Miami, Florida; and Hartford, Connecticut, and the completion of the Northeast Redistribution Center in Front Royal, Virginia. Fiscal 2005 capital expenditures related to the National Supply Chain project were $34,009,000, bringing the total amount of capital expenditures on the project since inception to $186,263,000.
     Fiscal 2004 capital expenditures included the construction of fold-out facilities in Oxnard, California and Fargo, North Dakota, replacement or significant expansion of facilities in Billings, Montana; Cleveland, Ohio; Jacksonville, Florida; Miami, Florida; and San Antonio, Texas, and the Northeast Redistribution Center in Front Royal, Virginia as well as continued expenditures related to the National Supply Chain project.
     Fiscal 2003 capital expenditures included the construction of fold-out facilities in Las Vegas, Nevada and Oxnard, California, replacement facilities in Cleveland, Ohio; Dallas, Texas; and Miami, Florida and the Northeast Redistribution Center in Front Royal, Virginia.
     Total expenditures in fiscal 2006 are expected to be in the range of $425,000,000 to $450,000,000. Fiscal 2006 expenditures will include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; a corporate office expansion; the company’s National Supply Chain project; and investments in technology.
     During fiscal 2005, SYSCO acquired for cash one broadline foodservice operation, four custom meat-cutting operations, and two specialty produce distributors. During fiscal 2004, SYSCO acquired for cash certain assets of two broadline foodservice operations, a specialty produce distributor, and one quickservice operation. During fiscal 2003, SYSCO acquired for cash a broadline foodservice operation, two quickservice operations, a custom meat-cutting operation, a specialty distributor of products to the Asian cuisine foodservice market and a distributor of paper and chemical products.

Financing Activities
     The company routinely engages in Board-approved share repurchase programs. The number of shares acquired and their cost during the past three fiscal years was 16,790,200 shares for $597,660,000 in fiscal 2005, 16,454,300 shares for $608,506,000 in fiscal 2004, and 16,500,000 shares for $478,471,000 in fiscal 2003. An additional 5,375,000 shares have been purchased at a cost of $190,747,000 through August 27, 2005, resulting in 10,443,700 shares remaining available for repurchase as authorized by the Board as of that date.
     The company made four regular quarterly dividend payments during each of fiscal years 2005, 2004 and 2003. SYSCO began paying the current quarterly dividend rate of $0.15 per share in January 2005, an increase from the $0.13 per share that became effective in January 2004. In May 2005, SYSCO declared its regular quarterly dividend for the first quarter of fiscal 2006 of $0.15 per share, which was paid in July 2005. In September 2005, SYSCO also declared its regular quarterly dividend for the second quarter of fiscal 2006 of $0.15 per share, payable in October 2005.
     In November 2000, the company filed with the Securities and Exchange Commission a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 27, 2005, 29,447,835 shares remained available for issuance under this registration statement.
     In June 1998, the company filed with the Securities and Exchange Commission a shelf registration statement covering $500,000,000 in debt securities. As of August 27, 2005, $425,000,000 in debt securities had been issued under the registration statement, leaving $75,000,000 available for issuance.
     In March 2004, SYSCO issued 4.60% notes totaling $200,000,000 due March 15, 2014 in a private offering. Proceeds from the notes were utilized to retire outstanding commercial paper.
     In April 2005, SYSCO filed with the Securities and Exchange Commission a shelf registration statement covering $1,500,000,000 in debt securities. The registration statement was declared effective in May 2005. In June 2005, SYSCO repaid the 6.5% senior notes totaling $150,000,000 at maturity utilizing a combination of cash flow from operations and commercial paper issuances. In July 2005, SYSCO repaid the 4.75% senior notes totaling $200,000,000 at maturity also utilizing a combination of cash flow from operations and commercial paper issuances. The company intends to issue between $350,000,000 and $500,000,000 of long-term debt in September 2005. The amount of long-term debt that SYSCO issues will depend on market conditions at the time of issuance. The proceeds from such issuance are intended to be utilized to repay outstanding commercial paper issuances and for working capital and general corporate purposes.
     In March 2005, SYSCO entered into a forward-starting interest rate swap with a notional amount of $350,000,000 as a cash flow hedge of the variability in the cash outflows of interest payments on the forecasted debt issuance due to changes in the benchmark interest rate. The fair value of the swap as of July 2, 2005 was ($32,584,000), which is reflected in Accrued expenses on the Consolidated Balance Sheet, with the corresponding amount reflected as a loss, net of tax, in Other comprehensive income.
     SYSCO has uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95,000,000, of which $31,000,000 was outstanding as of July 2, 2005 and $33,200,000 was outstanding as of August 27, 2005.
     SYSCO has a commercial paper program in the United States which is supported by a bank credit facility in the amount of $450,000,000, maturing in fiscal 2008. SYSCO also has a commercial paper program in Canada which is supported by a bank credit facility in the amount of CAD $100,000,000, maturing in fiscal 2006. During fiscal 2005, 2004 and 2003, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately $28,560,000 to $253,384,000, $73,102,000 to $478,114,000, and $55,813,000 to $495,703,000, respectively. Outstanding commercial paper issuances were $157,851,000 as of July 2, 2005 and $519,186,000 as of August 27, 2005.
     Also during the fall of 2005, the company intends to renegotiate its revolving bank credit facility which supports the U.S. commercial paper program.
     From August 1, 2005 through August 27, 2005, outstanding commercial paper issuances have averaged $511,847,000. This increased level of commercial paper issuances is primarily a result of the repayment of the 6.5% senior notes and 4.75% senior notes, which matured June 15, 2005 and July 30, 2005, respectively, coupled with a contribution to the qualified pension plan of $134,000,000 at the end of fiscal 2005. As described above, the company intends to issue long-term debt in September 2005. Until such time, SYSCO believes that outstanding commercial paper issuances will continue at these current levels. The company expects to continue to meet its capital investment and working capital requirements during this period. The company also believes that it continues to have access to additional debt financing if needed.

     Total debt at July 2, 2005 was $1,431,108,000, of which approximately 86% was at fixed rates averaging 5.6% and the remainder was at floating rates averaging 3.2%. Included in current maturities of long-term debt at July 2, 2005 are the 4.75% senior notes totaling $200,000,000, which were repaid at maturity in July 2005, and the 7.0% senior notes totaling $200,000,000, which mature in May 2006.
     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of July 2, 2005 and July 3, 2004, letters of credit outstanding were $76,817,000 and $11,001,000, respectively. The increase in letters of credit outstanding from July 3, 2004 to July 2, 2005 was due primarily to the issuance of a letter of credit in April 2005 in the amount of $72,000,000 to satisfy the collateral requirement for an insurance agreement which was previously satisfied with funds on deposit in an insurance trust.
     In summary, management believes that the company’s cash flows from operations, as well as the availability of capital under its existing commercial paper programs, bank lines of credit, debt shelf registration and its ability to access capital from financial markets in the future, will be sufficient to meet its cash requirements while maintaining proper liquidity for normal operating purposes.
Contractual Obligations
     The following table sets forth certain information concerning SYSCO’s obligations and commitments to make contractual future payments:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Short-term debt and commercial paper	$188,851	$63,998	$124,853	$—	$—
Long-term debt	1,207,586	401,521	104,921	469	700,675
Capital lease obligations	34,671	9,412	4,366	1,024	19,869
Long-term non-capitalized leases	305,402	56,824	76,772	51,917	119,889
Deferred compensation (1)	98,929	4,623	7,415	5,318	81,573
Purchase obligations (2)	725,436	714,910	10,526	—	—

Total contractual cash obligations	$2,560,875	$1,251,288	$328,853	$58,728	$922,006

(1)	The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)	For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with a third party to provide hardware and hardware hosting services (See discussion under Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8).
     Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 2, 2005 included approximately 1,059,000 shares of SYSCO’s common stock and $105,614,000 in cash. These amounts are not included in the table above.

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
     Critical accounting policies are those that are most important to the portrayal of the company’s financial condition and results of operations. These policies require management’s most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Senior management has reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting estimates and this related disclosure. SYSCO’s most critical accounting policies pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration and accounting for business combinations.
Allowance for Doubtful Accounts
     SYSCO evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on analysis of historical trends of write-offs and recoveries. The company utilizes specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. If the financial condition of SYSCO’s customers were to deteriorate, additional allowances may be required.
Self-Insurance Program
     SYSCO maintains a self-insurance program covering portions of workers’ compensation, group medical, general liability and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. In an attempt to mitigate the risks of workers’ compensation, vehicle and general liability claims, safety procedures and awareness programs have been implemented.
Pension Plans
     Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Three of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets.
     The measurement date for the pension and other postretirement benefit plans is fiscal year end for fiscal years 2005 and prior. Beginning in fiscal 2006, the measurement date will be May 31st which represents a change in accounting. The one-month acceleration of the measurement date will allow additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting is expected to result in an increase to earnings in the first quarter of fiscal 2006 of approximately $9,400,000, net of tax.
     For guidance in determining the discount rate, SYSCO calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plans. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate assumption utilized impacts the recorded amount of net pension costs. The discount rate utilized to determine net pension costs for fiscal 2005 increased 0.25% to 6.25% from the discount rate utilized to determine net pension costs for fiscal 2004 of 6.00%. This 0.25% increase in the discount rate decreased SYSCO’s net pension costs for fiscal 2005 by approximately $9,500,000. The discount rate for determining fiscal 2006 net pension costs, which was determined as of the May 31, 2005 measurement date, decreased 0.65% to 5.60%. This 0.65% decrease will increase SYSCO’s net pension costs for fiscal 2006 by approximately $29,300,000.
     SYSCO looks to actual plan experience in determining the rates of increase in compensation levels. SYSCO used a plan specific age-related set of rates (equivalent to a single rate of 5.89%) for the qualified pension plan (Retirement Plan), as of July 2, 2005 and July 3, 2004. The Supplemental Executive Retirement Plan assumes annual salary increases of 10% through fiscal 2007 and 7% thereafter as of July 2, 2005 and July 3, 2004.

     The expected long-term rate of return on plan assets of the Retirement Plan was 9.00% for fiscal 2005 and 2004. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 10.9%, 10.3%, 3.3% and 12.3% over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2004, respectively. In addition, in nine of the last 15 years, the actual return on plan assets has exceeded 9.00%. The rate of return assumption is reviewed annually and revised as deemed appropriate.
     The expected return on plan assets impacts the recorded amount of net pension costs. A 1.0% increase (decrease) in the assumed rate of return for fiscal 2006 would decrease (increase) SYSCO’s net pension costs for fiscal 2006 by approximately $11,600,000.
     Minimum pension liability adjustments are recorded so that the recorded pension liability is at least equal to the unfunded accumulated benefit obligation. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase (or decrease) in the pension liability and an offsetting charge (or benefit) to shareholders’ equity, net of tax, through comprehensive loss (or income). Amounts reflected in accumulated other comprehensive income or loss related to minimum pension liability, were charges, net of tax, of $54,286,000 as of July 2, 2005, and $20,733,000 as of July 3, 2004.
     Changes in the assumptions, including changes to the discount rate discussed above, together with the normal growth of the plan, the impact of actuarial losses from prior periods and the timing and amount of contributions, decreased net pension costs $7,374,000 in fiscal 2005 and is expected to increase net pension costs in fiscal 2006 by approximately $23,700,000.
     The company made cash contributions to its pension plans of $220,361,000 and $165,512,000 in fiscal years 2005 and 2004, respectively, including voluntary contributions to the Retirement Plan of $214,000,000 and $160,000,000 in fiscal 2005 and fiscal 2004, respectively. Included in the amounts contributed in fiscal 2005 was $134,000,000 voluntarily contributed to the qualified pension plan in the fourth quarter. The decision to increase the contributions to the Retirement Plan in fiscal 2005 was primarily due to the decreased discount rate, which increased the pension obligation and negatively impacted the fiscal 2005 year-end pension funded status. In fiscal 2006, as in the previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements but the company anticipates that it will make voluntary contributions of approximately $66,000,000, which is the estimated maximum amount that will be tax deductible in fiscal 2006. The estimated fiscal 2006 contributions to fund benefit payments for the SERP and other post-retirement plans together are approximately $7,997,000.
Income Taxes
     The determination of the company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
     In evaluating the exposures connected with the various tax filing positions, the company establishes an accrual when, despite management’s belief that the company’s tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted.
Vendor Consideration
     SYSCO recognizes consideration received from vendors when the services performed in connection with the monies received are completed and when the related product has been sold by SYSCO. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, SYSCO will recognize the vendor consideration as a reduction of cost of sales when the product is sold. In the situations where the vendor consideration is not related directly to specific product purchases, SYSCO will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts realized. In certain of these latter instances, the vendor consideration represents a reimbursement of a specific incremental identifiable cost incurred by SYSCO. In these cases, SYSCO classifies the consideration as a reduction of those costs with any excess funds classified as a reduction of cost of sales and recognizes these in the period in which the costs are incurred and related services performed.
Accounting for Business Combinations
     Goodwill and intangible assets represent the excess of consideration paid over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the appropriate reporting unit. In addition, SYSCO assesses the recoverability of these intangibles by determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss.
New Accounting Standards
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.
     SYSCO will adopt SFAS 123(R) in the first quarter of fiscal 2006. SFAS 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.
     As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of the company’s adoption of SFAS 123(R)’s fair value method has not yet been determined, the company expects that it will have a significant impact on its results of operations. The disclosure in the footnotes to the company’s consolidated financial statements under Stock-Based Compensation of pro forma net income and earnings per share as if the company had recognized compensation cost for share-based payments under SFAS 123 for periods prior to fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS 123(R) in future periods. The company estimates that the earnings per share impact to fiscal 2006 resulting from recording compensation expense related to stock options and the Employees’ Stock Purchase Plan will be approximately $0.11 to $0.13. The potential impact of adopting SFAS 123(R) on fiscal 2006’s results of operations and earnings per share is dependent on several factors, including the number of options granted in fiscal 2006, the fair value of those options which will be determined at the date of grant, the level of participation in the Employees’ Stock Purchase Plan, the related income tax benefits recorded and the diluted shares outstanding. This estimate is based on certain assumptions as to these factors and the actual impact may differ if actual results vary from the assumptions.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The standard changes the requirements for accounting for and reporting of a voluntary change in accounting principle requiring a retrospective application to prior periods’ financial statements of the change in principle unless it is impracticable rather than the recording of a cumulative effect of the change in accounting principle in net income in the year of change. The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Risk Factors
Low Margin Business; Inflation and Economic Sensitivity
     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. SYSCO makes a significant portion of its sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, SYSCO’s profit levels may be negatively impacted during periods of product cost deflation, even though SYSCO’s gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may have a negative impact on the company’s profit margins and earnings to the extent such product cost increases are not passed on to customers due to resistance to higher prices. The foodservice industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence and the frequency and amount spent by consumers for food prepared away from home may negatively impact SYSCO’s sales and operating results. SYSCO’s operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although these factors have not had a material adverse impact on SYSCO’s past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.

Increased Fuel Costs
     Increased fuel costs may have a negative impact on the Company’s results of operations. The high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. The high cost of fuel can also increase the price paid by SYSCO for product as well as the costs incurred by SYSCO to deliver product to its customers. These factors in turn may negatively impact SYSCO’s sales, margins, operating expenses and operating results.
Interruption of Supplies and Increases in Product Costs
     SYSCO obtains substantially all of its foodservice and related products from third party suppliers. For the most part, SYSCO does not have long-term contracts with its suppliers committing them to provide products to SYSCO. Although SYSCO’s purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by SYSCO in the quantities and at the prices requested. Because SYSCO does not control the actual production of the products it sells, it also is subject to delays caused by interruption in production and increases in product costs based on conditions outside its control. These conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, increases in fuel costs, competitive demands and natural disasters or other catastrophic events. SYSCO’s inability to obtain adequate supplies of its foodservice and related products as a result of any of the foregoing factors or otherwise, could mean that SYSCO could not fulfill its obligations to customers, and customers may turn to other distributors.
Leverage and Debt Service
     Because a substantial part of SYSCO’s growth historically has been the result of acquisitions and capital expansion, SYSCO’s continued growth depends, in large part, on its ability to continue this expansion. As a result, its inability to finance acquisitions and capital expenditures through borrowed funds could restrict its ability to expand. Moreover, any default under the documents governing the indebtedness of SYSCO could have a significant adverse effect on the market value of SYSCO’s common stock. Further, SYSCO’s leveraged position may also increase its vulnerability to competitive pressures.
Product Liability Claims
     SYSCO, like any other seller of food, faces the risk of exposure to product liability claims in the event that the use of products sold by the company causes injury or illness. With respect to product liability claims, SYSCO believes it has sufficient primary or excess umbrella liability insurance. However, this insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of SYSCO’s liabilities. SYSCO generally seeks contractual indemnification and insurance coverage from parties supplying its products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If SYSCO does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce SYSCO’s net earnings and earnings per share.
Labor Relations
     As of July 2, 2005, approximately 8,700 employees at 54 operating companies were members of 61 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2006, 16 agreements covering approximately 2,400 employees will expire. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although SYSCO’s operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and SYSCO believes they have satisfactory relationships with their unions, a work stoppage due to failure of one or more operating subsidiaries to renegotiate a union contract, or otherwise, could have a material adverse effect on SYSCO.
Integration of Acquired Companies
     If SYSCO is unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, its profitability may decrease. Integration of an acquired business may be more difficult when SYSCO acquires a business in a market in which it has limited or no expertise, or with a corporate culture different from SYSCO’s. If SYSCO is unable to integrate acquired businesses successfully, it may incur substantial costs and delays in increasing its customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from SYSCO’s existing business and may damage SYSCO’s relationships with its key customers and suppliers.
Charter and Stockholder Rights Plan
     Under its Restated Certificate of Incorporation, SYSCO’s Board of Directors is authorized to issue up to 1.5 million shares of preferred stock without stockholder approval. Issuance of these shares could make it more difficult for anyone to acquire SYSCO without approval of the Board of Directors, depending on the rights and preferences of the stock issued. In addition, if anyone attempts to acquire SYSCO without approval of the Board of Directors of SYSCO, the stockholders of SYSCO have the right to purchase preferred stock of SYSCO pursuant to its Stockholder Rights Plan, which could result in substantial dilution to a potential acquiror. The existence of either of these provisions could deter hostile takeover attempts that might result in an acquisition of SYSCO that could otherwise have been financially beneficial to SYSCO’s stockholders.
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about SYSCO’s ability to increase its market share and sales, long-term debt to capitalization target ratios, anticipated capital expenditures, timing and expected benefits of the National Supply Chain project and related regional distribution centers, and SYSCO’s ability to meet future cash requirements and remain profitable.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors discussed above. In addition, SYSCO’s ability to increase its market share and sales, meet future cash requirements and remain profitable could be affected by conditions in the economy and the industry and internal factors such as the ability to control expenses. The ability to meet long-term debt to capitalization target ratios also may be affected by cash flow including amounts spent on share repurchases and acquisitions and internal growth.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     SYSCO does not utilize financial instruments for trading purposes. SYSCO’s use of debt directly exposes the company to interest rate risk. Floating rate debt, where the interest rate fluctuates periodically, exposes the company to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the company to changes in market interest rates reflected in the fair value of the debt and to the risk that the company may need to refinance maturing debt with new debt at a higher rate.
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
     At July 2, 2005, the company had outstanding $157,851,000 of commercial paper at variable rates of interest with maturities through July 29, 2005. The company’s total long-term debt obligations of $1,367,110,000 were primarily at fixed rates of interest. The company intends to issue between $350,000,000 and $500,000,000 of long-term debt in September 2005. The amount of long-term debt that SYSCO issues will depend upon market conditions at the time of issuance. In March 2005, SYSCO entered into a forward-starting interest rate swap with a notional amount of $350,000,000 as a cash flow hedge of the variability in the cash outflows of interest payments on $350,000,000 of the forecasted debt issuance due to changes in the benchmark interest rate.
     During fiscal 2004 and part of fiscal 2005, SYSCO had several fixed to floating interest rate swaps outstanding. These were entered into in fiscal 2004 as management believed that floating interest rates were more advantageous. During fiscal 2005, SYSCO terminated the fixed to floating interest rate swaps outstanding locking in effective yields on the related debt.
     Management believes that present market conditions reflect fixed long term rates near historical lows. As such, management believes that fixed long term rates present a better opportunity than in the recent past and intends to issue long term debt at fixed rates with extended terms in September 2005.

     In the following tables, commercial paper issuances are reflected as floating rate debt and the U.S. commercial paper is classified as long-term based on the maturity of the company’s revolving loan agreement which supports the company’s U.S. commercial paper program and the company’s intent to continue to refinance this facility on a long-term basis.
     The following tables present the company’s interest rate position as of July 2, 2005. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 2, 2005
	Principal Amount by Expected Maturity
	Average Interest Rate
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
					(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$410,724	$104,725	$3,918	$360	$350	$686,267	$1,206,344	$1,280,666
Average Interest Rate	4.7%	8.0%	7.4%	4.3%	4.6%	5.7%	5.5%
Floating Rate Debt	$31,000	$—	$124,853	$—	$—	$15,000	$170,853	$170,853
Average Interest Rate	3.6%	—	3.4%	—	—	2.6%	3.3%
Canadian $ Denominated:
Fixed Rate Debt	$209	$306	$338	$372	$411	$19,277	$20,913	$22,201
Average Interest Rate	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%
Floating Rate Debt	$32,998	$—	$—	$—	$—	$—	$32,998	$32,998
Average Interest Rate	2.7%	—	—	—	—	—	2.7%

	Interest Rate Position as of July 2, 2005
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
					(In thousands)
Interest Rate Swaps Related to Debt:
Pay fixed/receive Variable	$350,000	$—	$—	$—	$—	$—	$350,000	$(32,584)
Fixed rate paid:	5.345%					5.345%
Average variable rate received:	Rate A					Rate A

Rate A — six-month LIBOR (in advance)
     At July 3, 2004, the company had outstanding $73,834,000 of commercial paper at variable rates of interest with maturities through October 7, 2004. The company’s total long-term debt obligations of $1,394,326,000 were primarily at fixed rates of interest. In addition, the company entered into interest rate swap agreements totaling $500,000,000 in notional amount whereby the company received interest payments at fixed rates of interest and paid interest at variable rates. The following tables present the company’s interest rate position as of July 3, 2004. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 3, 2004
	Principal Amount by Expected Maturity
	Average Interest Rate
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
					(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$162,734	$417,062	$105,093	$3,226	$1,442	$675,498	$1,365,055	$1,424,411
Average Interest Rate	6.3%	4.1%	7.1%	7.9%	5.5%	5.9%	5.5%
Floating Rate Debt	$—	$—	$—	$—	$—	$15,000	$15,000	$15,000
Average Interest Rate	—	—	—	—	—	1.4%	1.4%
Canadian $ Denominated:
Fixed Rate Debt	$99	$196	$287	$316	$350	$18,453	$19,701	$20,558
Average Interest Rate	9.4%	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%
Floating Rate Debt	$73,834	$—	$—	$—	$—	$—	$73,834	$73,834
Average Interest Rate	2.2%	—	—	—	—	—	2.2%

	Interest Rate Position as of July 3, 2004
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
				(In thousands)
Interest Rate Swaps Related to Debt:
Pay variable/receive fixed	$—	$—	$200,000	$100,000	$—	$—	$300,000	$(4,964)
Average variable rate paid:
Rate A plus	—	—	4.61%	4.30%	—	—	4.50%
Fixed rate received	—	—	7.00%	7.25%	—	—	7.08%
Pay variable/receive fixed	$—	$—	$—	$—	$—	$200,000	$200,000	$(466)
Average variable rate paid:
Rate B minus	—	—	—	—	—	0.62%	0.62%
Fixed rate received	—	—	—	—	—	4.60%	4.60%

Rate A — six-month LIBOR averaged over a six month period

Rate B — six-month LIBOR in arrears
     The company does not believe that its foreign operations expose it to significant foreign exchange risk, since the exposure is limited primarily to Canada and for which the amounts are not material on an overall basis to SYSCO.
     Increased fuel costs may have a negative impact on the Company’s results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. Second, the high cost of fuel can increase the price paid by SYSCO for product purchases for which SYSCO may not be able to pass these costs fully to its customers. Third, increased fuel costs impact the costs incurred by SYSCO to deliver product to its customers. During fiscal 2005, 2004 and 2003, fuel costs represented approximately 0.4%, 0.3% and 0.3% of sales, respectively. Fuel costs incurred by SYSCO in fiscal 2005 increased by approximately $31,000,000 over fiscal 2004.
     In order to partially manage the volatility and uncertainty of fuel costs, SYSCO from time to time will enter into forward purchase commitments for a portion of SYSCO’s projected monthly diesel fuel requirements. Forward diesel fuel purchase commitments outstanding as of July 2, 2005 were not material.

Item 8. Financial Statements and Supplementary Data
SYSCO CORPORATION AND SUBSIDIARIES
     All other schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of SYSCO Corporation (“SYSCO”) is responsible for establishing and maintaining adequate internal control over financial reporting for the company. SYSCO’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     SYSCO’s management assessed the effectiveness of SYSCO’s internal control over financial reporting as of July 2, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of July 2, 2005, SYSCO’s internal control over financial reporting was effective based on those criteria.
     Ernst & Young LLP has issued an audit report on management’s assessment of SYSCO’s internal control over financial reporting as of July 2, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
SYSCO Corporation
     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that SYSCO Corporation and its subsidiaries (“SYSCO” or “the Company”) maintained effective internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SYSCO’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that SYSCO maintained effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SYSCO maintained, in all material respects, effective internal control over financial reporting as of July 2, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SYSCO’s consolidated balance sheets as of July 2, 2005 and July 3, 2004 and the related consolidated results of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 2, 2005 and our report dated September 9, 2005 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
September 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
SYSCO Corporation
     We have audited the accompanying consolidated balance sheets of SYSCO Corporation (a Delaware Corporation) and subsidiaries as of July 2, 2005 and July 3, 2004, and the related consolidated results of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 2, 2005. Our audits also included the financial statement schedule at Item 15(a), No. 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SYSCO Corporation and subsidiaries at July 2, 2005 and July 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SYSCO Corporation’s internal control over financial reporting as of July 2, 2005, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
September 9, 2005

SYSCO
CONSOLIDATED BALANCE SHEETS

	July 2, 2005	July 3, 2004
	(In thousands except for
	share data)
ASSETS
Current assets
Cash	$191,678	$199,706
Accounts and notes receivable, less allowances of $29,604 and $34,175	2,284,033	2,189,127
Inventories	1,466,161	1,404,410
Prepaid expenses	59,914	54,903
Prepaid income taxes	—	3,265

Total current assets	4,001,786	3,851,411
Plant and equipment at cost, less depreciation	2,268,301	2,166,809
Other assets
Goodwill and intangibles, less amortization	1,284,459	1,218,700
Restricted cash	101,731	169,326
Prepaid pension cost	389,766	243,996
Other	221,859	197,390

Total other assets	1,997,815	1,829,412

Total assets	$8,267,902	$7,847,632

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes payable	$63,998	$73,834
Accounts payable	1,795,824	1,742,578
Accrued expenses	742,282	724,970
Income taxes	10,195	—
Deferred taxes	434,338	422,419
Current maturities of long-term debt	410,933	162,833

Total current liabilities	3,457,570	3,126,634
Other liabilities
Long-term debt	956,177	1,231,493
Deferred taxes	724,929	686,705
Other long-term liabilities	370,387	238,294

Total other liabilities	2,051,493	2,156,492
Contingencies
Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share
Authorized shares 2,000,000,000; issued 765,174,900 shares	765,175	765,175
Paid-in capital	389,053	332,041
Retained earnings	4,552,379	3,959,714
Accumulated other comprehensive (loss) income	(13,677)	17,640

	5,692,930	5,074,570
Less cost of treasury stock, 136,607,370 and 128,639,869 shares	2,934,091	2,510,064

Total shareholders’ equity	2,758,839	2,564,506

Total liabilities and shareholders’ equity	$8,267,902	$7,847,632

See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended
		July 3, 2004
	July 2, 2005	(53 Weeks)	June 28, 2003
	(In thousands except for share data)
Sales	$30,281,914	$29,335,403	$26,140,337
Costs and expenses
Cost of sales	24,498,200	23,661,514	20,979,556
Operating expenses	4,194,184	4,141,230	3,836,507
Interest expense	75,000	69,880	72,234
Other, net	(10,906)	(12,365)	(8,347)

Total costs and expenses	28,756,478	27,860,259	24,879,950

Earnings before income taxes	1,525,436	1,475,144	1,260,387
Income taxes	563,979	567,930	482,099

Net earnings	$961,457	$907,214	$778,288

Net earnings:
Basic earnings per share	$1.51	$1.41	$1.20
Diluted earnings per share	1.47	1.37	1.18
See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other	Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount
			(In thousands except for share data)
Balance at June 29, 2002	765,174,900	$765,175	$217,891	$2,869,417	$(65,435)	111,634,603	$1,654,529
Net earnings for year ended June 28, 2003				778,288
Dividends declared				(273,852)
Treasury stock purchases						16,500,000	478,471
Treasury stock issued for acquisitions			6,984			(951,127)	(9,270)
Disqualifying dispositions			8,386
Stock options exercised			(8,895)			(2,918,905)	(42,588)
Employees’ Stock Purchase Plan			14,410			(1,886,090)	(29,809)
Management Incentive Plan			10,459			(861,156)	(12,982)
Minimum pension liability adjustment					(119,683)
Foreign currency translation adjustment					32,737

Balance at June 28, 2003	765,174,900	$765,175	$249,235	$3,373,853	$(152,381)	121,517,325	$2,038,351
Net earnings for year ended July 3, 2004				907,214
Dividends declared				(321,353)
Treasury stock purchases						16,884,300	623,653
Treasury stock issued for acquisitions			21,582			(2,007,089)	(20,411)
Disqualifying dispositions			26,763
Stock options exercised			4,007			(5,193,289)	(86,745)
Employees’ Stock Purchase Plan			18,540			(1,620,535)	(28,833)
Management Incentive Plan			11,914			(940,843)	(15,951)
Minimum pension liability adjustment					164,385
Foreign currency translation adjustment					5,636

Balance at July 3, 2004	765,174,900	$765,175	$332,041	$3,959,714	$17,640	128,639,869	$2,510,064
Net earnings for year ended July 2, 2005				961,457
Dividends declared				(368,792)
Treasury stock purchases						16,735,200	596,080
Treasury stock issued for acquisitions			2,660			(152,591)	(1,537)
Disqualifying dispositions			22,795
Stock options exercised			397			(5,901,240)	(116,468)
Employees’ Stock Purchase Plan			15,986			(1,712,244)	(34,375)
Management Incentive Plan			15,174			(1,001,624)	(19,673)
Minimum pension liability adjustment					(33,553)
Foreign currency translation adjustment					22,357
Change in fair value of forward-starting interest rate swap					(20,121)

Balance at July 2, 2005	765,174,900	$765,175	$389,053	$4,552,379	$(13,677)	136,607,370	$2,934,091

See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED CASH FLOWS

	Year Ended
		July 3, 2004
	July 2, 2005	(53 Weeks)	June 28, 2003
		(In thousands)
Cash flows from operating activities:
Net earnings	$961,457	$907,214	$778,288
Add non-cash items:
Depreciation and amortization	316,743	283,595	273,142
Deferred tax provision	554,850	608,152	481,330
Provision for losses on receivables	18,587	27,377	27,133
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(72,829)	(177,058)	(218,150)
(Increase) in inventories	(35,014)	(162,502)	(69,959)
(Increase) in prepaid expenses	(4,058)	(2,183)	(9,509)
Increase in accounts payable	28,080	95,874	237,360
(Decrease) increase in accrued expenses	(32,674)	61,544	(12,480)
(Decrease) in accrued income taxes	(438,779)	(392,197)	(33,121)
(Increase) in other assets	(18,185)	(25,238)	(8,380)
(Decrease) in other long-term liabilities and prepaid pension cost, net	(86,338)	(35,056)	(72,814)

Net cash provided by operating activities	1,191,840	1,189,522	1,372,840

Cash flows from investing activities:
Additions to plant and equipment	(390,203)	(530,086)	(435,637)
Proceeds from sales of plant and equipment	25,482	15,851	14,629
Acquisition of businesses, net of cash acquired	(115,637)	(79,247)	(209,010)
Decrease (increase) in restricted cash	66,918	(90,329)	(51,807)

Net cash used for investing activities	(413,440)	(683,811)	(681,825)

Cash flows from financing activities:
Bank and commercial paper (repayments) borrowings	(9,836)	(77,849)	85,224
Other debt (repayments) borrowings	(32,796)	185,087	(12,098)
Cash from termination of interest rate swap	5,316	1,305	15,359
Common stock reissued from treasury	208,004	167,652	101,312
Treasury stock purchases	(597,660)	(608,506)	(478,471)
Dividends paid	(357,298)	(309,540)	(261,854)

Net cash used for financing activities	(784,270)	(641,851)	(550,528)

Effect of exchange rates on cash	(2,158)	(1,601)	(1,479)

Net (decrease) increase in cash	(8,028)	(137,741)	139,008
Cash at beginning of year	199,706	337,447	198,439

Cash at end of year	$191,678	$199,706	$337,447

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$73,939	$68,481	$69,103
Income taxes	436,378	344,414	28,747
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF ACCOUNTING POLICIES
Business and Consolidation
     Sysco Corporation (SYSCO or the company) is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or “food-prepared-away-from-home” industry. These services are performed for approximately 390,000 customers from 160 principal distribution facilities located throughout the United States and Canada.
     The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the fiscal 2005 presentation.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from the estimates used.
Accounts Receivable
     Accounts receivable consist primarily of trade receivables from customers and receivables from suppliers for marketing or incentive programs. SYSCO evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligation to SYSCO, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on an analysis of historical trends of write-offs and recoveries. The company utilizes specific criteria to determine uncollectible receivables to be written off including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. The allowance for doubtful accounts receivable was $29,604,000 as of July 2, 2005 and $34,175,000 as of July 3, 2004. Customer accounts written off, net of recoveries, were $20,840,000 or 0.07% of sales, $28,485,000 or 0.10% of sales, and $24,771,000 or 0.09% of sales for fiscal 2005, 2004 and 2003, respectively.
Inventories
     Inventories consisting primarily of finished goods include food and related products held for resale and are valued at the lower of cost (first-in, first-out method) or market. Elements of costs include the purchase price of the product and freight charges to deliver the product to the company’s warehouses and are net of certain cash or non-cash consideration received from vendors (see “Vendor Consideration”).
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
     Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized for the past three years was $4,316,000 in 2005, $7,495,000 in 2004 and $5,244,000 in 2003.
     A summary of plant and equipment, including the related accumulated depreciation, appears below:

			Estimated
	July 2, 2005	July 3, 2004	Useful Lives
Plant and equipment, at cost:
Land	$208,189,000	$186,628,000
Buildings and improvements	1,916,454,000	1,774,870,000	10-40 years
Fleet, equipment and software	2,121,307,000	2,021,326,000	3-20 years

	4,245,950,000	3,982,824,000
Accumulated depreciation	(1,977,649,000)	(1,816,015,000)

Net plant and equipment	$2,268,301,000	$2,166,809,000

     Depreciation expense for the past three years was $298,111,000 in 2005, $273,030,000 in 2004 and $263,480,000 in 2003.

Long-Lived Assets
     Management reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.
Goodwill and Intangibles
Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized over their useful lives, generally ranging from three to ten years. Intangibles, net of amortization, totaled $71,856,000 and $43,716,000 as of July 2, 2005 and July 3, 2004, respectively, and relate primarily to customer relationships, trademarks and non-compete agreements with key personnel. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the combination. The recoverability of goodwill and intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.
     Goodwill and intangibles allocated by reportable segment are as follows:

	July 2, 2005	July 3, 2004
Broadline	$674,682,000	$658,075,000
SYGMA	60,660,000	61,851,000
Other	549,117,000	498,774,000

Total	$1,284,459,000	$1,218,700,000

     The above amounts are presented net of accumulated amortization of $153,544,000 and $145,975,000 as of July 2, 2005 and July 3, 2004, respectively. Amortization expense for the past three years was $7,569,000 in 2005, $4,244,000 in 2004 and $1,754,000 in 2003.
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
Vendor Consideration
     SYSCO recognizes consideration received from vendors when the services performed in connection with the monies received are completed and when the related product has been sold by SYSCO. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, SYSCO will recognize the vendor consideration as a reduction of cost of sales when the product is sold. In the situations where the vendor consideration is not related directly to specific product purchases, SYSCO will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts realized. In certain of these latter instances, the vendor consideration represents a reimbursement of a specific incremental identifiable cost incurred by SYSCO. In these cases, SYSCO classifies the consideration as a reduction of those costs with any excess funds classified as a reduction of cost of sales and recognizes these in the period in which the costs are incurred and related services performed.
Insurance Program
     SYSCO maintains a self-insurance program covering portions of workers’ compensation, group medical, general and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Stock-Based Compensation
     SYSCO accounts for its stock compensation plans using the intrinsic value method provided by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations under which no compensation cost has been recognized for stock option grants. SYSCO will adopt SFAS No. 123 (revised 2004), “Share-Based Payment” in the first quarter of fiscal 2006. See “New Accounting Standards” for further discussion of this new standard and the impact to SYSCO.
     Options issued before September 2001 generally vest over a five-year period beginning on the date of grant if certain operating performance measures are attained, or will vest fully nine and one-half years from the date of grant to the extent not previously vested. Options issued in September 2001 and after generally vest ratably over a specified five-year period.
     The following table provides comparative pro forma net earnings and earnings per share had compensation cost for these plans been determined using the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all periods presented:

		2004
	2005	(53 Weeks)	2003
Net earnings:
Reported net earnings	$961,457,000	$907,214,000	$778,288,000
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects (1)	11,349,000	22,620,000	17,307,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99,330,000)	(108,179,000)	(100,838,000)

Pro forma net earnings	$873,476,000	$821,655,000	$694,757,000

Basic earnings per share:
Reported basic earnings per share	$1.51	$1.41	$1.20
Pro forma basic earnings per share	1.37	1.28	1.07
Diluted earnings per share:
Reported diluted earnings per share	$1.47	$1.37	$1.18
Pro forma diluted earnings per share	1.36	1.26	1.06

(1)	Amounts represent the after-tax compensation costs for stock grants.
     The weighted average fair value of options granted was $7.12, $6.74 and $6.88 per share during fiscal 2005, 2004 and 2003, respectively. The fair value on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2005	2004	2003
Dividend yield	1.45%	1.49%	1.45%
Expected volatility	22%	22%	25%
Risk-free interest rate	3.4%	3.2%	2.7%
Expected life	5 years	5 years	5 years
     The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $5.19, $5.17 and $4.14 per share during fiscal 2005, 2004 and 2003, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.
     The pro forma presentation includes only options granted after 1995. The pro forma effects for fiscal 2005, 2004 and 2003 are not necessarily indicative of the pro forma effects in future years.
Shipping and Handling Costs
     Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $1,718,485,000 in fiscal 2005, $1,624,552,000 in fiscal 2004, and $1,505,360,000 in fiscal 2003.
Income Taxes
     SYSCO follows the liability method of accounting for income taxes as required by the provisions of SFAS No. 109, “Accounting for Income Taxes.”

Cash Flow Information
     For cash flow purposes, cash includes cash equivalents such as time deposits, certificates of deposit, short-term investments and all highly liquid instruments with original maturities of three months or less.
Acquisitions
     During fiscal 2005, SYSCO acquired for cash one broadline foodservice operation, four custom meat-cutting operations, and two specialty produce distributors. During fiscal 2004, SYSCO acquired for cash certain assets of two broadline foodservice operations, a specialty produce distributor, and one quickservice operation. During fiscal 2003, SYSCO acquired for cash a broadline foodservice operation, two quickservice operations, a custom meat-cutting operation, a specialty distributor of products to the Asian cuisine foodservice market and a distributor of paper and chemical products.
     During fiscal 2005, in the aggregate, the company paid cash of $115,637,000 and issued 214,145 shares with a value of $4,196,000 for acquisitions during fiscal 2005 and for contingent consideration related to operations acquired in previous fiscal years. In addition, escrowed funds related to certain acquisitions in the amount of $676,000 were released to sellers during fiscal 2005.
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
     Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 2, 2005 included approximately 1,059,000 shares and $105,614,000 in cash, which, if distributed, could result in the recording of up to $126,992,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.
Derivative Financial Instruments
     SYSCO manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this goal. The company does not use derivative financial instruments for trading or speculative purposes.
     During fiscal years 2003, 2004 and 2005, the company entered into various interest rate swap agreements as fair value hedges of the related debt. The terms of these swap agreements and the hedged items were such that the hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was applied and there was no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt was adjusted to include payments made or received under the hedge agreements. The fair value of the swaps was carried as an asset or a liability on the Consolidated Balance Sheet and the carrying value of the hedged debt was adjusted accordingly. As of July 3, 2004, the fair value of the outstanding swaps designated as fair value hedges was ($5,430,000), which is reflected in Other long-term liabilities on the Consolidated Balance Sheet, and the carrying amount of the related debt has been decreased by the same amount. There were no fair value hedges outstanding as of July 2, 2005.
     The amount received upon termination of swap agreements was $5,316,000, $1,305,000 and $15,359,000 in fiscal years 2005, 2004 and 2003, respectively. The amount received upon termination of swap agreements is reflected as an increase in the carrying value of the related debt to reflect its fair value at termination. This increase in the carrying value of the debt is amortized as a reduction of interest expense over the remaining term of the debt.
     The company intends to issue between $350,000,000 and $500,000,000 of long-term debt in September 2005. The amount of long-term debt that SYSCO issues will depend on market conditions at the time of issuance. In March 2005, SYSCO entered into a forward-starting interest rate swap with a notional amount of $350,000,000. In accordance with SFAS No. 133, the company has designated this derivative as a cash flow hedge of the variability in the cash outflows of interest payments on $350,000,000 of the forecasted debt issuance due to changes in the benchmark interest rate. The fair value of the swap as of July 2, 2005 was ($32,584,000), which is reflected in Accrued expenses on the Consolidated Balance Sheet, with the corresponding amount reflected as a loss, net of tax, in Other comprehensive income.

New Accounting Standards
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.
     SYSCO will adopt SFAS 123(R) in the first quarter of fiscal 2006. SFAS 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.
     As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of the company’s adoption of SFAS 123(R)’s fair value method has not yet been determined, the company expects that it will have a significant impact on its results of operations. The disclosure in the footnotes to the company’s consolidated financial statements under Stock-Based Compensation of pro forma net income and earnings per share as if the company had recognized compensation cost for share-based payments under SFAS 123 for periods prior to fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS 123(R) in future periods. The company estimates that earnings per share impact to fiscal 2006 resulting from recording compensation expense related to stock options and the Employees’ Stock Purchase Plan will be approximately $0.11 to $0.13. The potential impact of adopting SFAS 123(R) on fiscal 2006’s results of operations and earnings per share is dependent on several factors including the number of options granted in fiscal 2006, the fair value of those options which will be determined at the date of grant, the level of participation in the Employees’ Stock Purchase Plan, the related income tax benefits recorded and the diluted shares outstanding. This estimate is based on certain assumptions as to these factors and the actual impact may differ if actual results vary from the assumptions.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The standard changes the requirements for accounting for and reporting of a voluntary change in accounting principle requiring a retrospective application to prior periods’ financial statements of the change in principle unless it is impracticable rather than the recording of a cumulative effect of the change in accounting principle in net income in the year of change. The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
ADDITIONAL FINANCIAL INFORMATION
Income Taxes
     The income tax provision for each fiscal year consists of the following:

		2004
	2005	(53 Weeks)	2003
United States federal income taxes	$485,499,000	$473,757,000	$408,902,000
State, local and foreign income taxes	78,480,000	94,173,000	73,197,000

Total	$563,979,000	$567,930,000	$482,099,000

     Included in the income taxes charged to earnings are net deferred tax provisions of $554,850,000, $608,152,000, and $481,330,000 in fiscal 2005, 2004 and 2003, respectively. The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition to the deferred tax provision, changes in the deferred tax liability balances in fiscal 2005, 2004 and 2003 were also impacted by the reclassification of deferred supply chain distributions from current deferred tax liabilities to accrued income taxes based on the timing of when payments related to these items become payable. These reclassifications were $473,970,000 and $412,339,000 in fiscal 2005 and 2004, respectively.

     Significant components of SYSCO’s deferred tax assets and liabilities are as follows:

	July 2, 2005	July 3, 2004
Deferred tax liabilities:
Deferred supply chain distributions	$856,741,000	$814,707,000
Excess tax depreciation and basis differences of Assets	398,690,000	373,369,000
Pension	59,836,000	33,610,000
Other	13,864,000	12,499,000

Total deferred tax liabilities	1,329,131,000	1,234,185,000

Deferred tax assets:
Net operating tax loss carryforwards	83,609,000	68,501,000
Deferred compensation	40,640,000	31,343,000
Casualty insurance	33,246,000	30,479,000
Receivables	25,081,000	23,123,000
Inventory	32,856,000	23,738,000
Other	31,766,000	16,378,000

Total deferred tax assets	247,198,000	193,562,000

Valuation allowances	77,334,000	68,501,000

Total net deferred tax liabilities	$1,159,267,000	$1,109,124,000

     Deferred supply chain distributions are classified as current or deferred tax liabilities based on when the related income tax payments will become payable. Fiscal 2004 was the first fiscal year that these supply chain distributions were recognized in taxable income since the company began deferring these items for tax purposes as a result of the reorganization of its supply chain in fiscal year 2001. As a result of the impact of these items and other temporary differences, including the utilization of net operating loss carryforwards, excess tax depreciation and pension contributions, taxes paid during fiscal 2005 and 2004 increased to $436,378,000 and $344,414,000, respectively, as compared to $28,747,000 in fiscal 2003. The net cash flow impact of supply chain distribution deferrals in fiscal 2005 was incrementally positive when compared to what would have been paid on an annual basis without the deferral, due to increased volume through this structure.
     The amount of taxes paid in fiscal 2004 was reduced by $70,615,000 as the result of the utilization of a U.S. federal net operating loss carryforward. This net operating loss carryforward was generated in fiscal 2003 primarily as a result of the deferral of supply chain distributions.
     Also impacting the amount of taxes paid in each year is the amount of deductible pension contributions made in each year. The company expects that its pension contributions in fiscal 2006 will be substantially less than the contributions made in the preceeding three fiscal years.
     The company had state and Canadian net operating losses at July 2, 2005 and July 3, 2004, respectively. The net operating losses outstanding at July 2, 2005 expire in fiscal years 2006 through 2025. A valuation allowance of $77,334,000 and $68,501,000 was recorded as of July 2, 2005 and July 3, 2004, respectively, as management believes that it is more likely than not that the benefits of these state and Canadian tax loss carryforwards will not be realized through future taxable income.
     Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2005	2004	2003
United States statutory federal income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	2.74	3.21	3.07
Other	(0.77)	0.29	0.18

	36.97%	38.50%	38.25%

     In evaluating the exposures connected with the various tax filing positions, the company establishes an accrual when, despite management’s belief that the company’s tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted. Included in income tax expense for fiscal 2005 is the reversal of an accrual for tax contingencies of $11,000,000. Based on additional information and supported by a third party analysis, the company concluded that the accrual was no longer necessary. Liabilities recorded related to tax contingencies as of July 2, 2005 are not material.
     Also included in income tax expense in the fourth quarter of fiscal 2005 are income tax adjustments totaling $8,500,000. These adjustments primarily related to the reversal of valuation allowances of certain state tax loss carryforwards. In the fourth quarter of fiscal 2005, management determined that it is more likely than not that the benefits of certain state tax loss carryforwards will be realized and reversed the related valuation allowances recording a benefit to income tax expense totaling $6,275,000.
     The company intends to permanently reinvest the undistributed earnings of its Canadian subsidiaries in those businesses outside of the United States and, therefore, has not provided for deferred income taxes on such undistributed foreign earnings. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
     The determination of the company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
Restricted Cash
     SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.
     In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. Escrowed funds related to certain acquisitions in the amount of $676,000 were released to sellers during fiscal 2005.
     A summary of restricted cash balances appears below:

	July 2, 2005	July 3, 2004
Funds deposited in insurance trusts	$80,410,000	$147,329,000
Escrow funds related to acquisitions	21,321,000	21,997,000

Total	$101,731,000	$169,326,000

Shareholders’ Equity
     On November 7, 2003, SYSCO’s shareholders approved an amendment to SYSCO’s restated Certificate of Incorporation to increase the number of shares of common stock that SYSCO will have the authority to issue to two billion shares, an increase from the previous authorization of one billion shares.
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
     A reconciliation of the numerators and the denominators of the basic and diluted per share computations for the periods presented follows:

		2004
	2005	(53 Weeks)	2003
Numerator:
Income available to common shareholders	$961,457,000	$907,214,000	$778,288,000

Denominator:
Weighted-average basic shares outstanding	636,068,266	642,688,614	650,600,652
Dilutive effect of employee and director stock options	17,088,851	19,230,620	10,934,730

Weighted-average diluted shares outstanding	653,157,117	661,919,234	661,535,382

Basic earnings per share	$1.51	$1.41	$1.20
Diluted earnings per share	1.47	1.37	1.18
     The number of options which were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 68,000, zero and 13,620,000 for fiscal 2005, 2004 and 2003, respectively.

     Dividends declared were $368,792,000, $321,353,000 and $273,852,000 in fiscal 2005, 2004 and 2003, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year end of approximately $95,000,000, $83,000,000 and $71,000,000 in fiscal 2005, 2004 and 2003, respectively.
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
     The Rights will not be exercisable until a public announcement is made that a party has acquired 10% or more of SYSCO’s common stock or a party makes a tender offer for 10% or more of its common stock, without Board approval (each a Trigger Event). Currently, following occurrence of a Trigger Event, each whole Right would, upon exercise, entitle its holder to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (Preferred) at an exercise price of $175. The terms are subject to adjustment upon certain future events. In addition to the foregoing, subject to limited exceptions, if a public announcement is made that a party has acquired 10% or more of SYSCO’s common stock, a Rightholder may, for a limited time, purchase $350 worth of Preferred for a purchase price of $175. In the event of a merger or other business combination transaction not approved by the Board, each Right effectively entitles the holder to purchase $350 worth of stock of the surviving company for a purchase price of $175.
     The Rights may be redeemed by SYSCO at a price of $0.01 per Right at any time before a party acquires 10% of SYSCO’s common stock. Unless sooner redeemed or exercised, the Rights will expire at close of business May 31, 2006. As a result of the Rights distribution, 450,000 of the 1,500,000 authorized preferred shares have been reserved for issuance as Series A Junior Participating Preferred Stock.
Other Comprehensive Income
     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity.
     The following table provides a summary of the changes in accumulated other comprehensive income (loss) for the years presented:

	Minimum Pension	Foreign Currency	Forward-Starting
	Liability	Translation	Interest Rate Swap	Total
Balance at June 29, 2002	$(65,435,000)	$—	$—	$(65,435,000)
Minimum pension liability adjustment, net of tax of ($74,136,000)	(119,683,000)	—	—	(119,683,000)
Foreign currency translation adjustment	—	32,737,000	—	32,737,000

Balance at June 28, 2003	(185,118,000)	32,737,000	—	(152,381,000)
Minimum pension liability adjustment, net of tax of $101,689,000	164,385,000	—	—	164,385,000
Foreign currency translation adjustment	—	5,636,000	—	5,636,000

Balance at July 3, 2004	(20,733,000)	38,373,000	—	17,640,000
Minimum pension liability adjustment, net of tax of ($20,861,000)	(33,553,000)	—	—	(33,553,000)
Foreign currency translation adjustment	—	22,357,000	—	22,357,000
Change in fair value of forward-starting interest rate swap, net of tax of ($12,463,000)	—	—	(20,121,000)	(20,121,000)

Balance at July 2, 2005	$(54,286,000)	$60,730,000	$(20,121,000)	$(13,677,000)

     The following table provides a summary of the components of other comprehensive income for the years presented:

		2004
	2005	(53 Weeks)	2003
Net earnings	$961,457,000	$907,214,000	$778,288,000
Minimum pension liability adjustment, net of tax	(33,553,000)	164,385,000	(119,683,000)
Foreign currency translation adjustment	22,357,000	5,636,000	32,737,000
Change in fair value of forward-starting interest rate swap, net of tax	(20,121,000)	—	—

Other comprehensive income	$930,140,000	$1,077,235,000	$691,342,000

Debt
     SYSCO’s debt consists of the following:

	July 2, 2005	July 3, 2004
Short-term borrowings, interest at 3.6% as of July 2, 2005	$31,000,000	$—
Commercial paper, interest averaging 3.2% as of July 2, 2005 and 2.1% as of July 3, 2004	157,851,000	73,834,000
Senior notes, interest at 6.5%, maturing in fiscal 2005	—	149,915,000
Senior notes, interest at 7.0%, maturing in fiscal 2006	198,011,000	197,151,000
Senior notes, interest at 4.75%, maturing in fiscal 2006	200,551,000	207,739,000
Senior notes, interest at 7.25%, maturing in fiscal 2007	98,335,000	97,776,000
Senior notes, interest at 6.1%, maturing in fiscal 2012	200,655,000	200,749,000
Senior notes, interest at 4.6%, maturing in fiscal 2014	209,644,000	199,423,000
Debentures, interest at 7.16%, maturing in fiscal 2027	50,000,000	50,000,000
Debentures, interest at 6.5%, maturing in fiscal 2029	224,453,000	224,427,000
Industrial Revenue Bonds, mortgages and other debt, interest averaging 5.7% as of July 2, 2005 and 5.5% as of July 3, 2004, maturing at various dates to fiscal 2026	60,608,000	67,146,000

Total debt	1,431,108,000	1,468,160,000
Less current maturities and short-term debt	(474,931,000)	(236,667,000)

Net long-term debt	$956,177,000	$1,231,493,000

     The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
2006	$474,931,000
2007	105,031,000
2008	129,109,000
2009	732,000
2010	761,000
     SYSCO has uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95,000,000. Borrowings outstanding under these lines of credit were $31,000,000 and zero, as of July 2, 2005 and July 3, 2004, respectively.
     SYSCO has a revolving loan agreement in the amount of $450,000,000, maturing in fiscal 2008, which supports the company’s United States commercial paper program. It is the company’s intent to continue to refinance this facility on a long-term basis and expects to do so in the fall of 2005. As a result, the commercial paper issuances supported by this agreement have been classified as long-term debt. The United States commercial paper issuances outstanding at July 2, 2005 and July 3, 2004 were $124,853,000 and zero, respectively.
     SYSCO also has a revolving loan agreement in the amount of $100,000,000 in Canadian dollars (CAD), maturing in fiscal 2006, which supports the company’s Canadian commercial paper program. The Canadian commercial paper issuances outstanding at July 2, 2005 and July 3, 2004 were CAD $40,996,000 ($32,998,000 in U.S. dollars) and CAD $97,768,000 ($73,834,000 in U.S. dollars), respectively.

     In April 2005, SYSCO filed with the Securities and Exchange Commission a shelf registration statement covering $1,500,000,000 in debt securities. The registration statement was declared effective in May 2005. In June 2005, SYSCO repaid the 6.5% senior notes totaling $150,000,000 at maturity utilizing a combination of cash flow from operations and commercial paper issuances. In July 2005, SYSCO repaid the 4.75% senior notes totaling $200,000,000 at maturity also utilizing a combination of cash flow from operations and commercial paper issuances. The company intends to issue between $350,000,000 and $500,000,000 of long-term debt in September 2005. The amount of long-term debt that SYSCO issues will depend upon market conditions at the time of issuance. The proceeds from such issuance are intended to be utilized to repay outstanding commercial paper issuances and for working capital and general corporate purposes.
     The 6.5% debentures due August 1, 2028 and the 4.60% Notes due March 15, 2014 are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.
     The 7.0% senior notes due May 1, 2006 and the 7.25% senior notes due April 15, 2007 are unsecured, are not redeemable prior to maturity and are not subject to any sinking fund requirement.
     The 7.16% debentures due April 15, 2027 are unsecured, are not subject to any sinking fund requirement and are redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity.
     The 6.10% senior notes due June 1, 2012 , issued by SYSCO International, Co., a wholly-owned subsidiary of SYSCO, are fully and unconditionally guaranteed by Sysco Corporation, are not subject to any sinking fund requirement, and include a redemption provision which allow SYSCO International, Co. to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders were not penalized by the early redemption.
     SYSCO’s Industrial Revenue Bonds have varying structures. Final maturities range from six to 21 years and certain of the bonds provide SYSCO the right to redeem (or call) the bonds at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity.
     Total debt at July 2, 2005 was $1,431,108,000, of which approximately 86% was at fixed rates averaging 5.6% with an average life of 9 years, and the remainder was at floating rates averaging 3.2%. Certain loan agreements contain typical debt covenants to protect noteholders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level. SYSCO was in compliance with all debt covenants at July 2, 2005.
     The fair value of SYSCO’s total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximated $1,442,721,000 at July 2, 2005 and $1,459,969,000 at July 3, 2004, respectively.
     As of July 2, 2005 and July 3, 2004, letters of credit outstanding were $76,817,000 and $11,001,000, respectively.
Leases
     Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $92,710,000, $86,842,000, and $83,597,000 in fiscal 2005, 2004 and 2003, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.
     Aggregate minimum lease payments by fiscal year under existing non-capitalized long-term leases are as follows:

Amount
2006	$56,824,000
2007	42,355,000
2008	34,417,000
2009	27,973,000
2010	23,944,000
Later years	119,889,000

Stock-Based Compensation Plans
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
     The following summary presents information with regard to options under the 1991 Plan:

	Options Exercisable		Options Outstanding
	Maximum	Weighted	Shares	Weighted
	Shares	Average Exercise	Under	Average Exercise
	Exercisable	Price Per Share	Option	Price Per Share
Balance at June 29, 2002	11,251,541	$11.38	17,939,346	$13.78
Cancelled			(224,261)	16.33
Exercised			(2,686,279)	11.76

Balance at June 28, 2003	11,514,379	13.01	15,028,806	14.12
Cancelled			(120,053)	15.25
Exercised			(3,334,121)	12.13

Balance at July 3, 2004	10,020,584	14.50	11,574,632	14.68
Cancelled			(74,530)	16.39
Exercised			(2,628,670)	12.85

Balance at July 2, 2005	8,256,214	$15.29	8,871,432	$15.20

     The following table summarizes information about options outstanding under the 1991 Plan as of July 2, 2005:

	Options Exercisable		Options Outstanding
		Weighted		Weighted Average	Weighted
		Average Exercise		Remaining Contractual	Average Exercise
Range of Exercise Prices	Shares	Price Per Share	Shares	Life (Yrs)	Price Per Share
$7.19 to $8.75	2,125,816	$8.24	2,416,253	1.54	$8.26
$10.94 to $16.28	3,025,575	14.52	3,100,862	3.83	14.49
$17.25 to $20.97	3,104,823	20.86	3,354,317	5.17	20.87

Balance at July 2, 2005	8,256,214	$15.29	8,871,432	3.71	$15.20

2000 Stock Incentive Plan
     The 2000 Stock Incentive Plan (2000 Plan) was adopted in fiscal 2001 and provided for option grants and other stock-based awards to directors, officers and other employees of the company and its subsidiaries at the market price at the date of grant. The 2000 Plan originally reserved 40,000,000 shares of SYSCO common stock, plus any shares of common stock which were available for grants under the 1991 Plan but which were not utilized prior to its expiration and any shares issued under the 1991 Plan that are forfeited, expire or are cancelled and up to 10,000,000 shares of common stock which were reacquired by the company in the open market or in private transactions after November 3, 2000. The 2000 Plan provided for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified, stock appreciation rights and other stock-based awards. Vesting requirements for awards under this plan vary by individual grant and include a combination of both time-based and performance-based vesting. The contractual life of all options granted under this plan through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years. No stock appreciation rights or other stock-based awards were issued under this plan. No further grants will be made under this plan, which expired in November 2004 and was replaced by the 2004 Stock Option Plan.

     The following summary presents information with regard to options under the 2000 Plan:

	Options Exercisable		Options Outstanding
	Maximum	Weighted	Shares	Weighted
	Shares	Average Exercise	Under	Average Exercise
	Exercisable	Price Per Share	Option	Price Per Share
Balance at June 29, 2002	2,422,383	$27.77	30,219,105	$27.80
Granted			13,650,211	30.57
Cancelled			(1,332,640)	28.48
Exercised			(292,313)	27.79

Balance at June 28, 2003	5,391,843	27.78	42,244,363	28.67
Granted			13,344,746	31.77
Cancelled			(1,097,937)	29.45
Exercised			(2,223,216)	28.15

Balance at July 3, 2004	21,420,393	28.89	52,267,956	29.47
Granted			8,515,000	32.19
Cancelled			(1,464,852)	30.24
Exercised			(3,151,807)	28.69

Balance at July 2, 2005	28,541,947	$29.09	56,166,297	$29.90

     The following table summarizes information about options outstanding under the 2000 Plan as of July 2, 2005:

	Options Exercisable		Options Outstanding
		Weighted		Weighted Average	Weighted
		Average Exercise		Remaining Contractual	Average Exercise
Range of Exercise Prices	Shares	Price Per Share	Shares	Life (Yrs)	Price Per Share
$26.16 to $29.82	17,163,127	$27.79	23,749,467	6.20	$27.80
$30.57 to $34.73	11,378,820	31.06	32,416,830	7.31	31.45

Balance at July 2, 2005	28,541,947	$29.09	56,166,297	6.84	$29.90

     The total number of options granted under the 2000 Plan was 8,515,000, 13,344,746 and 13,650,211 in fiscal years 2005, 2004 and 2003, respectively. During fiscal 2005, 2,763,000 options were granted to approximately 2,700 non-executive employees based on tenure, 557,000 options were granted to 18 executive officers and 5,195,000 options were granted to approximately 1,700 other key employees. During fiscal 2004, 2,482,000 options were granted to approximately 2,400 non-executive employees based on tenure, 821,000 options were granted to 17 executive officers and 10,041,746 options were granted to approximately 2,000 other key employees. During fiscal 2003, 2,311,000 options were granted to approximately 2,300 non-executive employees based on tenure, 942,000 options were granted to 17 executive officers and 10,397,211 options were granted to approximately 2,000 other key employees.
2004 Stock Option Plan
     The 2004 Stock Option Plan (2004 Plan) was adopted in fiscal 2005 and reserves 23,500,000 shares of SYSCO common stock for grants of options and dividend equivalents to directors, officers and other employees of the company and its subsidiaries at the market price at the date of grant. The 2004 Plan provides for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are not so qualified, and dividend equivalents. Vesting requirements for awards under this plan will vary by individual grant and may include a combination of both time-based and performance-based vesting. The contractual life of all options granted under this plan will be no greater than seven years. During fiscal 2005, 108,000 options were granted to 20 key employees. As of July 2, 2005, there were 23,392,000 remaining shares authorized and available for grant.
     The following summary presents information with regard to options under the 2004 Plan:

	Options Exercisable		Options Outstanding
	Maximum	Weighted	Shares	Weighted
	Shares	Average Exercise	Under	Average Exercise
	Exercisable	Price Per Share	Option	Price Per Share
Granted			108,000	$37.06

Balance at July 2, 2005	—	$—	108,000	$37.06

     The following table summarizes information about options outstanding under the 2004 Plan as of July 2, 2005:

	Options Exercisable		Options Outstanding
		Weighted		Weighted Average	Weighted
		Average Exercise		Remaining Contractual	Average Exercise
Range of Exercise Prices	Shares	Price Per Share	Shares	Life (Yrs)	Price Per Share
$37.05 to $37.18	—	$—	108,000	6.88	$37.06

Balance at July 2, 2005	—	$—	108,000	6.88	$37.06

1993 and 1996 Guest Supply Stock Incentive Plans
     Prior to March 2001, Guest Supply, Inc. maintained the 1993 Stock Option Plan and the 1996 Long-Term Incentive Plan (Guest Supply Plans). In connection with SYSCO’s acquisition of Guest Supply in March 2001, all outstanding options exercisable to purchase Guest Supply common stock were converted into options to purchase shares of SYSCO common stock. The number of shares underlying such options, as well as the exercise price, were adjusted pursuant to the terms of the Merger Agreement and Plan of Reorganization dated January 22, 2001. These options are fully vested and expire 10 years from the original grant date. No new options will be issued under any of the Guest Supply Plans.
     The following summary presents information with regard to options under the Guest Supply Plans:

	Options Exercisable		Options Outstanding
	Maximum	Weighted	Shares	Weighted
	Shares	Average Exercise	Under	Average Exercise
	Exercisable	Price Per Share	Option	Price Per Share
Balance at June 29, 2002	466,719	$10.82	466,719	$10.82
Exercised			(134,251)	7.11

Balance at June 28, 2003	332,468	12.31	332,468	12.31
Exercised			(102,780)	10.35

Balance at July 3, 2004	229,688	13.19	229,688	13.19
Exercised			(9,373)	11.59

Balance at July 2, 2005	220,315	$13.26	220,315	$13.26

     The following table summarizes information about options outstanding under the Guest Supply Plans as of July 2, 2005:

	Options Exercisable		Options Outstanding
		Weighted		Weighted Average	Weighted
		Average Exercise		Remaining Contractual	Average Exercise
Range of Exercise Prices	Shares	Price Per Share	Shares	Life (Yrs)	Price Per Share
$10.00 to $14.84	132,634	$10.94	132,634	3.28	$10.94
$15.95 to $18.43	87,681	16.76	87,681	2.57	16.76

Balance at July 2, 2005	220,315	$13.26	220,315	3.00	$13.26

Non-Employee Directors Stock Option Plan and Non-Employee Directors Stock Plan
     The Non-Employee Directors Stock Option Plan adopted in fiscal 1996 permitted the issuance of up to 800,000 shares of common stock to non-employee directors. No further grants will be made under this plan, which was replaced by the Non-Employee Directors Stock Plan in November 1998. The plan was amended and restated in November 2001.
     The Non-Employee Directors Stock Plan permits the issuance of up to 800,000 shares of common stock to non-employee directors. Under this plan, non-employee directors may receive an annual grant of options to purchase shares of common stock if certain earnings goals are met. Vesting requirements for awards under these plans vary by individual grant and include a combination of both time-based and performance-based vesting. The contractual life of all options granted under this plan through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.
     As of July 2, 2005, options for a total of 824,000 shares have been granted under these plans, of which 194,664 have been exercised, 32,000 have been cancelled and 432,536 are available for exercise. As of July 2, 2005, there were 135,898 remaining shares authorized and available for grant under the Non-Employee Directors Stock Plan.
     The following table summarizes information about options outstanding under both of the Non-Employee Director Plans as of July 2, 2005:

	Options Exercisable		Options Outstanding
		Weighted		Weighted Average	Weighted
		Average Exercise		Remaining Contractual	Average Exercise
Range of Exercise Prices	Shares	Price Per Share	Shares	Life (Yrs)	Price Per Share
$7.47 to $10.00	128,000	$8.82	128,000	1.47	$8.82
$13.75 to $19.56	114,668	16.72	114,668	3.86	16.72
$25.56 to $35.06	189,868	27.56	354,668	6.68	29.55

Balance at July 2, 2005	432,536	$19.14	597,336	5.02	$22.65

     In addition to the options summarized in the tables above, one-time retainer awards of restricted stock were granted to new non-employee directors in the amount of 4,000 shares with a fair value at date of grant of $35.25 per share in fiscal 2005, 4,000 shares with a fair value at date of grant of $34.12 per share in fiscal 2004 and 4,000 shares with a fair value at date of grant of $31.47 per share in fiscal 2003.

     Non-employee directors may also elect to receive up to 50% of their annual directors’ fees in SYSCO common stock. As a result of such elections, a total of 11,836, 11,640 and 12,496 shares with a weighted-average grant date fair value of $35.38, $30.82 and $28.73 per share were issued in fiscal 2005, 2004 and 2003, respectively.
     In total, 144,102 shares of restricted stock have been issued to non-employee directors under the Non-Employee Directors Stock Plan.
Employees’ Stock Purchase Plan
     SYSCO has an Employees’ Stock Purchase Plan which permits employees (other than directors) to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. During fiscal 2005, 1,712,244 shares of SYSCO common stock were purchased by the participants as compared to 1,620,535 shares purchased in fiscal 2004 and 1,886,090 shares purchased in fiscal 2003. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 6,735,112 remained available at July 2, 2005. In July 2005, 410,375 shares were purchased by participants.
Management Incentive Compensation
     SYSCO has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The bonuses earned and expensed under this plan were $50,505,000 in fiscal 2005, $77,494,000 in fiscal 2004 and $62,486,000 in fiscal 2003; these amounts were paid in the following fiscal year in both cash and stock or deferred for payment in future years at the election of each participant. There were 174, 174 and 165 participants in the plan in fiscal 2005, 2004 and 2003, respectively. A total of 1,001,624 shares, 940,843 shares and 861,156 shares at a fair value of $34.80, $29.55 and $27.22 were issued pursuant to this plan in fiscal 2005, 2004 and 2003, respectively, for bonuses earned in the preceding fiscal years. As of July 2, 2005, there were 4,345,650 remaining shares that may be issued under the Management Incentive Plan. In August 2005, 617,637 shares were issued in payment for the portion of the bonuses earned in fiscal 2005 elected to be received in stock. Participants in the Management Incentive Plan also have the option to defer portions of their salary and bonuses pursuant to the Executive Deferred Compensation Plan.
Employee Benefit Plans
     SYSCO has defined benefit and defined contribution retirement plans for its employees. Also, the company contributes to various multi-employer plans under collective bargaining agreements and provides certain health care benefits to eligible retirees and their dependents.
     SYSCO maintains a qualified retirement plan (Retirement Plan) that pays benefits to employees at retirement, using formulas based on a participant’s years of service and compensation.
     The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation. SYSCO’s contributions to this plan were $28,109,000 in 2005, $27,390,000 in 2004, and $24,102,000 in 2003.
     In addition to receiving benefits upon retirement under the company’s defined benefit plan, participants in the Management Incentive Plan (see “Management Incentive Compensation” under “Stock Based Compensation Plans”) will receive benefits under a Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under the SERP, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $138,931,000 at July 2, 2005 and $87,104,000 at July 3, 2004. These policies are not included as plan assets or in the funded status amounts in the table below. SYSCO is the sole owner and beneficiary of such policies. Projected benefit obligations and accumulated benefit obligations for the SERP were $375,491,000 and $264,010,000, respectively, as of July 2, 2005 and $269,815,000 and $153,652,000, respectively, as of July 3, 2004.
     The company made cash contributions to its pension plans of $220,361,000 and $165,512,000 in fiscal years 2005 and 2004, respectively, including $214,000,000 and $160,000,000 in voluntary contributions to the Retirement Plan in fiscal 2005 and 2004, respectively. Included in the amounts contributed in fiscal 2005 was $134,000,000 voluntarily contributed to the qualified pension plan in the fourth quarter. The decision to increase the contributions to the qualified pension plan in fiscal 2005 was primarily due to the decreased discount rate, which increased the pension obligation and negatively impacted the fiscal 2005 year-end pension funded status. In fiscal 2006, as in previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements, yet the company anticipates it will make voluntary contributions of approximately $66,000,000. The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2006 contributions to fund benefit payments for the SERP and other post-retirement plans are $7,659,000 and $338,000, respectively.

     Estimated future benefit payments are as follows:

		Other
		Postretirement
	Pension Benefits	Plans
2006	$27,316,000	$338,000
2007	29,356,000	392,000
2008	33,825,000	467,000
2009	39,738,000	535,000
2010	46,957,000	627,000
Subsequent five years	355,550,000	4,234,000
     The funded status of the defined benefit plans is as follows (including the SERP benefit obligations but excluding from plan assets the cash surrender values of life insurance policies):

	Pension Benefits		Other Postretirement Plans
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Change in benefit obligation:
Benefit obligation at beginning of year	$1,192,357,000	$1,028,352,000	$7,996,000	$6,836,000
Service cost	81,282,000	74,934,000	477,000	422,000
Interest cost	73,824,000	61,162,000	488,000	402,000
Amendments	25,617,000	2,155,000	—	—
Actuarial loss (gain)	230,052,000	48,316,000	(65,000)	516,000
Actual expenses	(6,815,000)	(4,456,000)	—	—
Total disbursements	(21,599,000)	(18,106,000)	(78,000)	(180,000)

Benefit obligation at end of year	1,574,718,000	1,192,357,000	8,818,000	7,996,000

Change in plan assets:
Fair value of plan assets at beginning of year	859,279,000	605,202,000	—	—
Actual return on plan assets	90,412,000	111,127,000	—	—
Employer contribution	220,361,000	165,512,000	78,000	180,000
Actual expenses	(6,815,000)	(4,456,000)	—	—
Total disbursements	(21,599,000)	(18,106,000)	(78,000)	(180,000)

Fair value of plan assets at end of year	1,141,638,000	859,279,000	—	—

Funded status	(433,080,000)	(333,078,000)	(8,818,000)	(7,996,000)
Unrecognized net actuarial loss (gain)	644,116,000	454,468,000	(773,000)	(708,000)
Unrecognized net obligation due to initial application of SFAS No. 87/106	—	—	1,227,000	1,381,000
Unrecognized prior service cost	45,087,000	21,230,000	994,000	1,196,000

Net amount recognized	$256,123,000	$142,620,000	$(7,370,000)	$(6,127,000)

Additional information related to SYSCO’s defined benefit plans is as follows:

	July 2, 2005	July 3, 2004
Net amount recognized consists of:
Prepaid pension cost	$389,766,000	$243,996,000
Accrued benefit liability	(264,010,000)	(153,652,000)
Intangible asset	42,240,000	18,563,000
Accumulated other comprehensive loss	88,127,000	33,713,000

Net amount recognized	$256,123,000	$142,620,000

Plans with accumulated benefit obligation in excess of fair value of plan assets:
Projected benefit obligation	$375,491,000	$269,815,000
Accumulated benefit obligation	264,010,000	153,652,000
Fair value of plan assets at end of year	—	—

Additional information:
Accumulated benefit obligation	$1,329,725,000	$954,875,000
Increase (decrease) in minimum liability included in other comprehensive income	54,414,000	(266,075,000)

     Minimum pension liability adjustments result when the accumulated benefit obligation exceeds the fair value of plan assets and are recorded so that the recorded pension liability is at a minimum equal to the unfunded accumulated benefit obligation. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase (or decrease) in the pension liability and an offsetting charge (or benefit) to shareholders’ equity, net of tax, through comprehensive loss (or income) rather than net income.
     Amounts reflected in accumulated other comprehensive income or loss related to minimum pension liability, were charges, net of tax, of $54,286,000 as of July 2, 2005, and $20,733,000 as of July 3, 2004.
     As a result of changes in assumptions, including the increase in the discount rate to 6.25% for fiscal 2005 from 6.00% in fiscal 2004, together with the normal growth of the plan, the impact of losses from prior periods and the amount and timing of contributions, net pension costs decreased $7,374,000 in fiscal 2005. Net pension costs in fiscal 2006 are expected to increase by approximately $23,700,000 due primarily to a decrease in the discount rate to 5.60%, which is based on the new measurement date of May 31st discussed below, for fiscal 2006. The components of net pension costs for each fiscal year are as follows:

	Pension Benefits
		2004
	2005	(53 Weeks)	2003
Service cost	$81,282,000	$74,934,000	$51,806,000
Interest cost	73,824,000	61,162,000	50,809,000
Expected return on plan assets	(82,613,000)	(61,148,000)	(46,462,000)
Amortization of prior service cost	1,760,000	1,308,000	3,346,000
Recognized net actuarial loss	32,605,000	37,697,000	15,341,000
Amortization of net transition obligation	—	279,000	(552,000)

Net pension costs	$106,858,000	$114,232,000	$74,288,000

     The components of other postretirement benefit costs for each fiscal year are as follows:

	Other Postretirement Plans
		2004
	2005	(53 Weeks)	2003
Service cost	$477,000	$422,000	$318,000
Interest cost	488,000	402,000	372,000
Expected return on plan assets	—	—	—
Amortization of prior service cost	202,000	202,000	202,000
Recognized net actuarial gain	—	(40,000)	(123,000)
Amortization of net transition obligation	154,000	153,000	153,000

Net other postretirement benefit costs	$1,321,000	$1,139,000	$922,000

     Multi-employer pension costs were $28,822,000, $29,479,000, and $27,808,000 in fiscal 2005, 2004 and 2003, respectively.
     Weighted-average assumptions used to determine benefit obligations at year end were:

	Pension Benefits		Other Postretirement Plans
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Discount rate	5.40%	6.25%	5.40%	6.25%
Rate of compensation increase — Retirement Plan	5.89	5.89	—	—
     For determining the benefit obligations at year end, the SERP calculations assume annual salary increases of 10% through fiscal 2007 and 7% thereafter as of July 2, 2005 and July 3, 2004.
     Weighted-average assumptions used to determine net pension costs and other postretirement benefit costs for each fiscal year were:

	Pension Benefits			Other Postretirement Plans
	2005	2004	2003	2005	2004	2003
Discount rate	6.25%	6.00%	7.25%	6.25%	6.00%	7.25%
Expected rate of return	9.00	9.00	9.50	—	—	—
Rate of compensation increase — Retirement Plan	5.89	5.89	5.89	—	—	—
For determining net pension costs for each fiscal year, the SERP calculations assume annual salary increases of 10% through fiscal 2007 and 7% thereafter for fiscal 2005 and annual salary increases of 8% through fiscal 2005 and 7% thereafter for fiscal 2004 and 2003.

     The measurement date for the pension and other postretirement benefit plans is fiscal year end for fiscal years 2005 and prior. Beginning in fiscal 2006, the measurement date will be May 31st which represents a change in accounting. The one-month acceleration of the measurement date will allow additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting is expected to result in an increase to earnings in the first quarter of fiscal 2006 of approximately $9,400,000, net of tax.
     A healthcare cost trend rate is not used in the calculations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.
     For guidance in determining the discount rate, SYSCO calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plans. The discount rate assumption is reviewed annually and revised as deemed appropriate.
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
     SYSCO’s investment objectives target a mix of investments that can potentially achieve an above-average rate of return. SYSCO has determined that this strategy is appropriate due to the relatively low ratio of retirees as a percentage of participants, low average years of participant service and low average age of participants and is willing to accept the above-average level of short-term risk and variability in returns to attempt to achieve a higher level of long-term returns. As a result, the company’s strategy targets a mix of investments which include 70% stocks (including a mix of large capitalization U.S. stocks, small- to mid-capitalization U.S. stocks and international stocks) and 30% fixed income investments and cash equivalents.
     The percentage of the fair value of plan assets by asset category is as follows:

	July 2, 2005	July 3, 2004
Equity securities	71.2%	70.5%
Debt securities	28.8	29.5

Total	100.0%	100.0%

Commitments and Contingencies
     SYSCO has committed with a third party service provider to provide hardware and hardware hosting services. The services are to be provided over a ten year period beginning in fiscal 2005 and ending in fiscal 2015. The total cost of the services over that period are expected to be approximately $300,000,000. This amount may be reduced by SYSCO utilizing less than estimated resources and can be increased by SYSCO utilizing more than estimated resources and the adjustments for inflation provided for in the agreements. SYSCO may also cancel a portion or all of the services provided beginning in fiscal 2007 subject to termination fees which decrease over time. Although it does not expect to, if SYSCO were to terminate all of the services in fiscal 2007, the total estimated costs incurred during fiscal 2006 and fiscal 2007 would be approximately $32,000,000. SYSCO believes that these agreements will provide a more secure environment for its data processing as well as reduce overall operating costs over the ten year period.
     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

     Supplemental Guarantor Information
     SYSCO International, Co. is an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada and is a wholly-owned subsidiary of SYSCO. In May 2002, SYSCO International, Co. issued, in a private offering, $200,000,000 of 6.10% notes due in 2012 (see “Debt”). In December 2002, these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by SYSCO. SYSCO International, Co. is a holding company with no significant sources of income or assets, other than its equity interests in its subsidiaries and interest income from loans made to its subsidiaries. The proceeds from the issuance of the 6.10% notes were used to repay commercial paper issued to fund the fiscal 2002 acquisition of a Canadian broadline foodservice operation.
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

	Condensed Consolidating Balance Sheet
	July 2, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$156,812	$32	$3,844,942	$—	$4,001,786
Investment in subsidiaries	9,979,188	283,033	164,218	(10,426,439)	—
Plant and equipment, net	120,800	—	2,147,501	—	2,268,301
Other assets	698,283	—	1,299,532	—	1,997,815

Total assets	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

Current liabilities	$696,995	$34,330	$2,726,245	$—	$3,457,570
Intercompany payables (receivables)	6,342,306	10,546	(6,352,852)	—	—
Long-term debt	709,452	199,560	47,165	—	956,177
Other liabilities	508,221	—	587,095	—	1,095,316
Shareholders’ equity	2,698,109	38,629	10,448,540	(10,426,439)	2,758,839

Total liabilities and shareholders’ equity	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

	Condensed Consolidating Balance Sheet
	July 3, 2004
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$119,526	$34	$3,731,851	$—	$3,851,411
Investment in subsidiaries	8,678,729	260,501	173,986	(9,113,216)	—
Plant and equipment, net	114,385	—	2,052,424	—	2,166,809
Other assets	594,811	—	1,234,601	—	1,829,412

Total assets	$9,507,451	$260,535	$7,192,862	$(9,113,216)	$7,847,632

Current liabilities	$374,144	$74,948	$2,677,542	$—	$3,126,634
Intercompany payables (receivables)	5,298,927	(14,924)	(5,284,003)	—	—
Long-term debt	981,476	199,496	50,521	—	1,231,493
Other liabilities	326,771	—	598,228	—	924,999
Shareholders’ equity	2,526,133	1,015	9,150,574	(9,113,216)	2,564,506

Total liabilities and shareholders’ equity	$9,507,451	$260,535	$7,192,862	$(9,113,216)	$7,847,632

	Condensed Consolidating Results of Operations
	Year Ended July 2, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$30,281,914	$—	$30,281,914
Cost of sales	—	—	24,498,200	—	24,498,200
Operating expenses	100,595	115	4,093,474	—	4,194,184
Interest expense (income)	312,901	11,510	(249,411)	—	75,000
Other, net	(747)	—	(10,159)	—	(10,906)

Total costs and expenses	412,749	11,625	28,332,104	—	28,756,478

Earnings (loss) before income taxes	(412,749)	(11,625)	1,949,810	—	1,525,436
Income tax (benefit) provision	(157,876)	(4,447)	726,302	—	563,979
Equity in earnings of subsidiaries	1,216,330	6,500	—	(1,222,830)	—

Net earnings (loss)	$961,457	$(678)	$1,223,508	$(1,222,830)	$961,457

	Condensed Consolidating Results of Operations
	Year Ended July 3, 2004
	(53 Weeks)
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$29,335,403	$—	$29,335,403
Cost of sales	—	—	23,661,514	—	23,661,514
Operating expenses	118,937	109	4,022,184	—	4,141,230
Interest expense (income)	255,708	13,923	(199,751)	—	69,880
Other, net	(372)	(1,028)	(10,965)	—	(12,365)

Total costs and expenses	374,273	13,004	27,472,982	—	27,860,259

Earnings (loss) before income taxes	(374,273)	(13,004)	1,862,421	—	1,475,144
Income tax (benefit) provision	(144,095)	(5,007)	717,032	—	567,930
Equity in earnings of subsidiaries	1,137,392	5,267	—	(1,142,659)	—

Net earnings (loss)	$907,214	$(2,730)	$1,145,389	$(1,142,659)	$907,214

	Condensed Consolidating Results of Operations
	Year Ended June 28, 2003
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$1,651,729	$—	$24,488,608	$—	$26,140,337
Cost of sales	1,278,537	—	19,701,019	—	20,979,556
Operating expenses	377,861	975	3,457,671	—	3,836,507
Interest expense (income)	355,192	10,586	(293,544)	—	72,234
Other, net	272	—	(8,619)	—	(8,347)

Total costs and expenses	2,011,862	11,561	22,856,527	—	24,879,950

Earnings (loss) before income taxes	(360,133)	(11,561)	1,632,081	—	1,260,387
Income tax (benefit) provision	(137,751)	(4,422)	624,272	—	482,099
Equity in earnings of subsidiaries	1,000,670	7,204	—	(1,007,874)	—

Net earnings	$778,288	$65	$1,007,809	$(1,007,874)	$778,288

	Condensed Consolidating Cash Flows
	Year Ended July 2, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(223,678)	$(6,958)	$1,422,476	$1,191,840
Investing activities	36,865	—	(450,305)	(413,440)
Financing activities	(739,109)	(40,772)	(4,389)	(784,270)
Exchange rate on cash	—	—	(2,158)	(2,158)
Intercompany activity	964,163	47,730	(1,011,893)	—

Net increase (decrease) in cash	38,241	—	(46,269)	(8,028)
Cash at the beginning of the period	87,507	—	112,199	199,706

Cash at the end of the period	$125,748	$—	$65,930	$191,678

	Condensed Consolidating Cash Flows
	Year Ended July 3, 2004
	(53 Weeks)
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(171,732)	$24,676	$1,336,578	$1,189,522
Investing activities	(193,274)	—	(490,537)	(683,811)
Financing activities	(597,137)	(27,923)	(16,791)	(641,851)
Exchange rate on cash	—	—	(1,601)	(1,601)
Intercompany activity	843,607	2,733	(846,340)	—

Net (decrease) in cash	(118,536)	(514)	(18,691)	(137,741)
Cash at the beginning of the period	206,043	514	130,890	337,447

Cash at the end of the period	$87,507	$—	$112,199	$199,706

	Condensed Consolidating Cash Flows
	Year Ended June 28, 2003
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(180,033)	$(28,100)	$1,580,973	$1,372,840
Investing activities	(307,303)	—	(374,522)	(681,825)
Financing activities	(576,747)	38,594	(12,375)	(550,528)
Exchange rate on cash	—	—	(1,479)	(1,479)
Intercompany activity	1,177,679	(19,986)	(1,157,693)	—

Net increase (decrease) in cash	113,596	(9,492)	34,904	139,008
Cash at the beginning of the period	92,447	10,006	95,986	198,439

Cash at the end of the period	$206,043	$514	$130,890	$337,447

Business Segment Information
     The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. “Other” financial information is attributable to the company’s other segments, including the company’s specialty produce, custom-cut meat, Asian cuisine foodservice and lodging industry products segments.
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

     The following table sets forth the financial information for SYSCO’s business segments:

	Fiscal Year
		2004
	2005	(53 Weeks)	2003
		(In thousands)
Sales:
Broadline	$24,128,143	$23,718,955	$21,489,862
SYGMA	3,916,255	3,548,693	2,916,174
Other	2,578,923	2,383,692	2,003,060
Intersegment sales	(341,407)	(315,937)	(268,759)

Total	$30,281,914	$29,335,403	$26,140,337

Earnings before income taxes:
Broadline	$1,518,336	$1,442,105	$1,276,206
SYGMA	18,143	25,231	23,841
Other	83,709	78,531	51,170

Total segments	1,620,188	1,545,867	1,351,217
Unallocated corporate expenses	(94,752)	(70,723)	(90,830)

Total	$1,525,436	$1,475,144	$1,260,387

Depreciation and amortization:
Broadline	$236,081	$221,699	$213,877
SYGMA	20,836	18,684	17,479
Other	22,283	18,698	17,669

Total segments	279,200	259,081	249,025
Corporate	37,543	24,514	24,117

Total	$316,743	$283,595	$273,142

Capital expenditures:
Broadline	$260,411	$342,374	$338,346
SYGMA	51,840	24,475	17,898
Other	34,503	33,782	18,519

Total segments	346,754	400,631	374,763
Corporate	43,449	129,455	60,874

Total	$390,203	$530,086	$435,637

Assets:
Broadline	$4,840,989	$4,792,595	$4,513,533
SYGMA	301,729	240,418	190,406
Other	680,735	588,275	501,236

Total segments	5,823,453	5,621,288	5,205,175
Corporate	2,444,449	2,226,344	1,731,346

Total	$8,267,902	$7,847,632	$6,936,521

     The sales mix for the principal product categories for each fiscal year is as follows:

		2004
	2005	(53 Weeks)	2003
		(In thousands)
Fresh and frozen meats	$5,732,834	$5,533,217	$4,671,794
Canned and dry products	5,417,418	5,370,859	4,966,046
Frozen fruits, vegetables, bakery and other	4,104,170	3,946,468	3,607,449
Poultry	3,222,927	3,166,806	2,666,831
Dairy products	2,878,904	2,766,425	2,264,145
Fresh produce	2,459,295	2,329,638	2,228,954
Paper and disposables	2,353,104	2,225,532	2,053,362
Seafood	1,591,022	1,559,133	1,474,140
Beverage products	962,039	928,073	809,562
Equipment and smallwares	681,653	625,801	592,234
Janitorial products	670,105	655,305	591,663
Medical supplies	208,443	228,146	214,157

Total	$30,281,914	$29,335,403	$26,140,337

     Information concerning geographic areas is as follows:

	Fiscal Year
		2004
	2005	(53 Weeks)	2003
	(In thousands)
Sales: (1)
United States	$27,850,921	$27,144,352	$24,218,466
Canada	2,430,993	2,191,051	1,921,871

Total	$30,281,914	$29,335,403	$26,140,337

Long-lived assets: (2)
United States	$2,156,588	$2,073,404	$1,833,118
Canada	111,713	93,405	89,542

Total	$2,268,301	$2,166,809	$1,922,660

(1)	Represents sales from external customers from businesses operating in these countries.

(2)	Long-lived assets represents net property, plant and equipment reported in the country in which they are held.

Quarterly Results (unaudited)
     Financial information for each quarter in the years ended July 2, 2005 and July 3, 2004 is set forth below:

	Fiscal		2005 Quarter Ended
	October 2	January 1	April 2	July 2	Fiscal Year
	(In thousands except for share data)
Sales	$7,531,925	$7,331,257	$7,437,453	$7,981,279	$30,281,914
Cost of sales	6,094,931	5,933,515	6,032,165	6,437,589	24,498,200
Operating expenses	1,055,412	1,004,919	1,052,477	1,081,376	4,194,184
Interest expense	17,699	17,766	20,151	19,384	75,000
Other, net	(1,969)	(1,693)	(2,919)	(4,325)	(10,906)

Total costs and expenses	7,166,073	6,954,507	7,101,874	7,534,024	28,756,478

Earnings before income taxes	365,852	376,750	335,579	447,255	1,525,436
Income taxes	139,938	144,107	117,359	162,575	563,979

Net earnings	$225,914	$232,643	$218,220	$284,680	$961,457

Per share:
Basic net earnings	$0.35	$0.36	$0.34	$0.45	$1.51
Diluted net earnings	0.35	0.36	0.34	0.44	1.47
Dividends declared	0.13	0.15	0.15	0.15	0.58
Market price — high/low	36-29	38-30	38-33	38-34	38-29

	Fiscal 2004 Quarter Ended
				July 3	Fiscal Year
	September 27	December 27	March 27	(14 Weeks)	(53 Weeks)
	(In thousands except for share data)
Sales	$7,134,281	$7,036,520	$7,025,585	$8,139,017	$29,335,403
Cost of sales	5,753,767	5,669,399	5,684,192	6,554,156	23,661,514
Operating expenses	1,024,336	996,853	1,008,493	1,111,548	4,141,230
Interest expense	18,631	16,376	15,737	19,136	69,880
Other, net	(1,983)	(7,052)	(1,250)	(2,080)	(12,365)

Total costs and expenses	6,794,751	6,675,576	6,707,172	7,682,760	27,860,259

Earnings before income taxes	339,530	360,944	318,413	456,257	1,475,144
Income taxes	130,719	138,963	122,589	175,659	567,930

Net earnings	$208,811	$221,981	$195,824	$280,598	$907,214

Per share:
Basic net earnings	$0.32	$0.34	$0.31	$0.44	$1.41
Diluted net earnings	0.32	0.34	0.30	0.43	1.37
Dividends declared	0.11	0.13	0.13	0.13	0.50
Market price — high/low	34-29	38-31	41-35	40-35	41-29

Percentage increases — 2005 vs. 2004:
Sales	6%	4%	6%	(2)%	3%
Earnings before income taxes	8	4	5	(2)	3
Net earnings	8	5	11	1	6
Basic net earnings per share	9	6	10	2	7
Diluted net earnings per share	9	6	13	2	7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     As of July 2, 2005, an evaluation was performed under the supervision and with the participation of the company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on that evaluation, the company’s management, including the CEO and CFO, concluded that the company’s disclosure controls and procedures were effective as of July 2, 2005 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, the company’s management noted that, as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the fourth quarter of fiscal 2005 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting included under Item 8.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item is included in our proxy statement for the 2005 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Corporate Governance.”
Item 11. Executive Compensation
     The information required by this item is included in our proxy statement for the 2005 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Director Compensation” and “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is included in our proxy statement for the 2005 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions
     The information required by this item is included in our proxy statement for the 2005 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Certain Relationships.”
Item 14. Principal Accountant Fees and Services
     The information required by this item is included in our proxy statement for the 2005 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Public Accountants.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:
     1. All financial statements. See index to Consolidated Financial Statements on page 26 of this Form 10-K.
     2. Financial Statement Schedule. See page S-1 of this Form 10-K.
     3. Exhibits.

3(a)	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3(b)	—	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

3(c)	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3(d)	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3(e)	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

4(a)	—	Amended and Restated Shareholder Rights Agreement, incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A/A, filed May 29, 1996 (File No. 1-6544).

4(b)	—	Amendment to the Amended and Restated Shareholder Rights Agreement dated as of May 20, 1996, incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A/A, filed July 16, 1999 (File No. 1-6544).

4(c)	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4(d)	—	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(e)	—	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(f)	—	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

4(g)	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4(h)	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4(i)	—	Credit Agreement dated September 13, 2002 by and among SYSCO Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 filed on May 13, 2003 (File No. 1-6544).

4(j)	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

10(a)†	—	Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).

10(b)†	—	Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10(c)†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10(d)†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10(e)†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10(f)†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10(g)†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10(h)†	—	Sysco Corporation Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the 1998 Proxy Statement (File No. 1-6544).

10(i)†	—	First Amendment to Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(p) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

10(j)†	—	First Amendment to Amended and Restated Sysco Corporation Executive Deferred Compensation Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(q) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

10(k)†	—	2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000 (File No. 1-6544).

10(l)†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).

10(m)†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10(n)†	—	Second Amendment dated as of May 10, 2000, to the Fifth Amended and Restated SYSCO Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).

10(o)†	—	Second Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).

10(p)†	—	First Amendment dated as of May 10, 2000 to Amended and Restated SYSCO Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).

10(q)†	—	Equity Deferral Plan dated April 1, 2002, incorporated by reference to Exhibit 10(z) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(r)†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(s)†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(t)†	—	Second Amended and Restated Executive Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(cc) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(u)†	—	First Amendment to Second Amended and Restated Executive Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(v)†	—	Third Amendment to Fifth Amended and Restated Supplemental Executive Retirement Plan dated July 12, 2002, incorporated by reference to Exhibit 10(ee) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(w)†	—	Retiree Equity Deferral Plan Effective November 22, 2002, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended December 28, 2002 filed on February 10, 2003 (File No. 1-6544).

10(x)†	—	Second Amendment to Second Amended and Restated Executive Deferred Compensation Plan effective July 9, 2004, incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(y)†	—	Fourth Amendment to Fifth Amended and Restated Supplemental Executive Retirement Plan effective July 9, 2004, incorporated by reference to Exhibit 10(hh) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(z)†	—	Executive Severance Agreement dated July 6, 2004 between SYSCO Corporation and Richard J. Schnieders, incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(aa)†	—	Form of Executive Severance Agreement between SYSCO Corporation and each of Thomas E. Lankford (dated July 12, 2004), John K. Stubblefield, Jr. (dated July 6, 2004), Kenneth F. Spitler (dated July 14, 2004) and Larry J. Accardi (dated August 18, 2004), incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(bb)†	—	Form of First Amendment dated September 3, 2004 to Executive Severance Agreement between SYSCO Corporation and each of Richard J. Schnieders, Thomas E. Lankford, John K Stubblefield, Jr., Kenneth F. Spitler and Larry J. Accardi, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(cc)†	—	2004 Long-Term Incentive Cash Plan dated September 3, 2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

10(dd)†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 3, 2004 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

10(ee)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 2004 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

10(ff)†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10(gg)†	—	Form of Stock Option Grant Agreement issued to executive officers on August 31, 1995 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(pp) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(hh)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 5, 1996 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(qq) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(ii)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 4, 1997 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(rr) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(jj)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 3, 1998 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(ss) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(kk)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 1999 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(tt) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(ll)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(mm)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(nn)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(oo)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(pp)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(qq)†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10(rr)†	—	Supplemental Performance Based Bonus Plan dated November 11, 2004, incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10(ss)†#	—	Description of Compensation Arrangements with Named Executive Officers.

10(tt)†	—	Description of Compensation Arrangements with Non-Employee Directors, incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10(uu)†	—	Form of CEO Supplemental Performance-Based Bonus Agreement, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 2, 2005 filed on May 12, 2005 (File No. 1-6544).

10(vv)†#	—	Form of 2006 Management Incentive Bonus Grant Agreement issued to Richard J. Schnieders, John K. Stubblefield, Jr., Larry J. Accardi, Kenneth F. Spitler, Kenneth J. Carrig and Larry G. Pulliam under the 2000 Management Incentive Plan.

10(ww)†#	—	Separation Agreement and Mutual Release dated June 14, 2005 between the Company and Thomas E. Lankford.

10(xx)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1‑6544).

10(yy)†#	—	Form of 2006 Management Incentive Bonus Grant Agreement issued to Senior Vice Presidents of Operations under the 2000 Management Incentive Plan.

21#	—	Subsidiaries of the Registrant.

23#	—	Consent of Independent Registered Public Accounting Firm.

31(a)#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of September, 2005.

SYSCO CORPORATION

By	/s/ RICHARD J. SCHNIEDERS

Richard J. Schnieders
Chairman of the Board,
Chief Executive Officer and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.
PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ RICHARD J. SCHNIEDERS Richard J. Schnieders	Chairman of the Board, Chief Executive Officer and President (principal executive officer)
/s/ JOHN K. STUBBLEFIELD, JR. John K. Stubblefield, Jr.	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ G. MITCHELL ELMER G. Mitchell Elmer	Vice President, Controller and Chief Accounting Officer (principal accounting officer)
DIRECTORS:

/s/ COLIN G. CAMPBELL Colin G. Campbell	/s/ RICHARD J. SCHNIEDERS Richard J. Schnieders
/s/ JOHN M. CASSADAY John M. Cassaday	/s/ PHYLLIS S. SEWELL Phyllis S. Sewell
/s/ JUDITH B. CRAVEN Judith B. Craven	/s/ JOHN K. STUBBLEFIELD, JR. John K. Stubblefield, Jr.
/s/ JONATHAN GOLDEN Jonathan Golden	/s/ RICHARD G. TILGHMAN Richard G. Tilghman
/s/ JOSEPH A. HAFNER, JR. Joseph A. Hafner, Jr.	/s/ JACKIE M. WARD Jackie M. Ward
/s/ RICHARD G. MERRILL Richard G. Merrill

SYSCO CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to	Charged to		Balance at
		Beginning of	Costs and	Other Accounts	Deductions	End of
	Description	Period	Expenses	Describe(1)	Describe(2)	Period
For year ended June 28, 2003	Allowance for doubtful accounts	$30,338,000	$27,133,000	$2,305,000	$24,771,000	$35,005,000

For year ended July 3, 2004	Allowance for doubtful accounts	$35,005,000	$27,392,000	$263,000	$28,485,000	$34,175,000

For year ended July 2, 2005	Allowance for doubtful accounts	$34,175,000	$17,959,000	$(1,690,000)	$20,840,000	$29,604,000

(1)	Allowance accounts resulting from acquisitions and other adjustments.

(2)	Customer accounts written off, net of recoveries.

S-1

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit
3(a)	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3(b)	—	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

3(c)	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3(d)	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3(e)	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

4(a)	—	Amended and Restated Shareholder Rights Agreement, incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A/A, filed May 29, 1996 (File No. 1-6544).

4(b)	—	Amendment to the Amended and Restated Shareholder Rights Agreement dated as of May 20, 1996, incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A/A, filed July 16, 1999 (File No. 1-6544).

4(c)	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4(d)	—	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(e)	—	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(f)	—	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

4(g)	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4(h)	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4(i)	—	Credit Agreement dated September 13, 2002 by and among SYSCO Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 filed on May 13, 2003 (File No. 1-6544).

4(j)	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

10(a)†	—	Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended July 1, 1995 (File No. 1-6544).

10(b)†	—	Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10(c)†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10(d)†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10(e)†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10(f)†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

Exhibit Number		Description of Exhibit
10(g)†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10(h)†	—	Sysco Corporation Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the 1998 Proxy Statement (File No. 1-6544).

10(i)†	—	First Amendment to Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(p) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

10(j)†	—	First Amendment to Amended and Restated Sysco Corporation Executive Deferred Compensation Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(q) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

10(k)†	—	2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000 (File No. 1-6544).

10(l)†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).

10(m)†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10(n)†	—	Second Amendment dated as of May 10, 2000, to the Fifth Amended and Restated SYSCO Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).

10(o)†	—	Second Amendment dated as of May 10, 2000, to Amended and Restated SYSCO Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).

10(p)†	—	First Amendment dated as of May 10, 2000 to Amended and Restated SYSCO Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).

10(q)†	—	Equity Deferral Plan dated April 1, 2002, incorporated by reference to Exhibit 10(z) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(r)†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(s)†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(t)†	—	Second Amended and Restated Executive Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(cc) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(u)†	—	First Amendment to Second Amended and Restated Executive Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(v)†	—	Third Amendment to Fifth Amended and Restated Supplemental Executive Retirement Plan dated July 12, 2002, incorporated by reference to Exhibit 10(ee) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10(w)†	—	Retiree Equity Deferral Plan Effective November 22, 2002, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended December 28, 2002 filed on February 10, 2003 (File No. 1-6544).

10(x)†	—	Second Amendment to Second Amended and Restated Executive Deferred Compensation Plan effective July 9, 2004, incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(y)†	—	Fourth Amendment to Fifth Amended and Restated Supplemental Executive Retirement Plan effective July 9, 2004, incorporated by reference to Exhibit 10(hh) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(z)†	—	Executive Severance Agreement dated July 6, 2004 between SYSCO Corporation and Richard J. Schnieders, incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(aa)†	—	Form of Executive Severance Agreement between SYSCO Corporation and each of Thomas E. Lankford (dated July 12, 2004), John K. Stubblefield, Jr. (dated July 6, 2004), Kenneth F. Spitler (dated July 14, 2004) and Larry J. Accardi (dated August 18, 2004), incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(bb)†	—	Form of First Amendment dated September 3, 2004 to Executive Severance Agreement between

Exhibit Number		Description of Exhibit
SYSCO Corporation and each of Richard J. Schnieders, Thomas E. Lankford, John K Stubblefield, Jr., Kenneth F. Spitler and Larry J. Accardi, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(cc)†	—	2004 Long-Term Incentive Cash Plan dated September 3, 2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

10(dd)†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 3, 2004 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

10(ee)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 2004 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

10(ff)†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10(gg)†	—	Form of Stock Option Grant Agreement issued to executive officers on August 31, 1995 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(pp) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(hh)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 5, 1996 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(qq) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(ii)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 4, 1997 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(rr) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(jj)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 3, 1998 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(ss) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(kk)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 1999 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(tt) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(ll)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(mm)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(nn)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(oo)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(pp)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10(qq)†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10(rr)†	—	Supplemental Performance Based Bonus Plan dated November 11, 2004, incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10(ss)†#	—	Description of Compensation Arrangements with Named Executive Officers.

10(tt)†	—	Description of Compensation Arrangements with Non-Employee Directors, incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10(uu)†	—	Form of CEO Supplemental Performance-Based Bonus Agreement, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 2, 2005 filed on May 12, 2005 (File No. 1-6544).

Exhibit Number		Description of Exhibit
10(vv)†#	—	Form of 2006 Management Incentive Bonus Grant Agreement issued ot Richard J. Schnieders, John K. Stubblefield, Jr., Larry J. Accardi, Kenneth F. Spitler, Kenneth J. Carrig and Larry G. Pulliam under the 2000 Management Incentive Plan.

10(ww)†#	—	Separation Agreement and Mutual Release dated June 14, 2005 between the Company and Thomas E. Lankford.

10(xx)†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1‑6544).

10(yy)†#	—	Form of 2006 Management Incentive Bonus Grant Agreement issued to Senior Vice Presidents of Operations under the 2000 Management Incentive Plan.

21#	—	Subsidiaries of the Registrant.

23#	—	Consent of Independent Registered Public Accounting Firm.

31(a)#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith