Form 10-Q
period 2005-09-30
SYSCO CORP
filed 2005-11-10
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission file number 1-6544
SYSCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1648137
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)
1390 Enclave Parkway
Houston, Texas 77077-2099
(Address of principal executive offices)
(Zip code)
Registrant’s telephone number, including area code: (281) 584-1390
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
620,301,061 shares of common stock were outstanding as of October 29, 2005.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

	Oct. 1, 2005	July 2, 2005	Oct. 2, 2004
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash	$177,918	$191,678	$189,603
Accounts and notes receivable, less allowances of $41,285, $29,604 and $45,245	2,406,855	2,284,033	2,247,088
Inventories	1,568,546	1,466,161	1,457,180
Deferred taxes	65,184	—	53,019
Prepaid expenses	67,344	59,914	65,891

Total current assets	4,285,847	4,001,786	4,012,781
Plant and equipment at cost, less depreciation	2,280,580	2,268,301	2,196,550
Other assets
Goodwill and intangibles, less amortization	1,324,354	1,284,459	1,221,978
Restricted cash	102,178	101,731	169,439
Prepaid pension cost	381,510	389,766	307,549
Other assets	231,317	221,859	197,509

Total other assets	2,039,359	1,997,815	1,896,475

Total assets	$8,605,786	$8,267,902	$8,105,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$31,606	$63,998	$54,129
Accounts payable	1,806,046	1,795,824	1,710,066
Accrued expenses	667,429	742,282	586,605
Accrued income taxes	473,645	10,195	450,763
Deferred taxes	—	434,338	—
Current maturities of long-term debt	210,431	410,933	368,780

Total current liabilities	3,189,157	3,457,570	3,170,343
Other liabilities
Long-term debt	1,451,697	956,177	1,082,345
Deferred taxes	854,889	724,929	836,298
Other long-term liabilities	389,653	370,387	254,914

Total other liabilities	2,696,239	2,051,493	2,173,557
Contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized shares 2,000,000,000; issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	438,692	389,053	354,910
Retained earnings	4,667,348	4,552,379	4,102,437
Other comprehensive income (loss)	21,910	(13,677)	34,153

	5,893,125	5,692,930	5,256,675

Less cost of treasury stock, 142,603,332, 136,607,370 and 127,086,344 shares	3,172,735	2,934,091	2,494,769

Total shareholders’ equity	2,720,390	2,758,839	2,761,906

Total liabilities and shareholders’ equity	$8,605,786	$8,267,902	$8,105,806

Note:	The July 2, 2005 balance sheet has been derived from the audited financial statements at that date.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

	13-Week Period Ended
	Oct. 1, 2005	Oct. 2, 2004
Sales	$8,010,484	$7,531,925

Costs and expenses
Cost of sales	6,480,793	6,094,931
Operating expenses	1,176,656	1,055,412
Interest expense	22,246	17,699
Other, net	(3,115)	(1,969)

Total costs and expenses	7,676,580	7,166,073

Earnings before income taxes and cumulative effect of accounting change	333,904	365,852
Income taxes	134,694	139,938

Earnings before cumulative effect of accounting change	$199,210	$225,914
Cumulative effect of accounting change	9,285	—

Net earnings	$208,495	$225,914

Earnings before cumulative effect of accounting change:
Basic earnings per share	$0.32	$0.35
Diluted earnings per share	0.31	0.35

Net earnings:
Basic earnings per share	0.33	0.35
Diluted earnings per share	0.33	0.35

Average shares outstanding	626,554,930	638,167,698
Diluted shares outstanding	634,959,278	650,779,334

Dividends declared per common share	$0.15	$0.13

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	13-Week Period Ended
	Oct. 1, 2005	Oct. 2, 2004
Operating activities:
Net earnings	$208,495	$225,914
Add non-cash items:
Cumulative effect of accounting change	(9,285)	—
Share-based compensation expense	41,280	8,006
Depreciation and amortization	85,056	74,065
Deferred tax provision	112,007	147,999
Provision for losses on receivables	7,703	7,498
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(112,765)	(57,114)
(Increase) in inventories	(93,571)	(47,435)
(Increase) in prepaid expenses	(7,021)	(10,812)
(Decrease) in accounts payable	(2,470)	(39,571)
(Decrease) in accrued expenses	(40,341)	(124,651)
(Decrease) in accrued income taxes	(23,462)	(17,174)
(Increase) decrease in other assets	(9,757)	955
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	42,595	(46,933)
Excess tax benefits from share-based compensation arrangements	(2,236)	—

Net cash provided by operating activities	196,228	120,747

Investing activities:
Additions to plant and equipment	(94,231)	(99,905)
Proceeds from sales of plant and equipment	10,217	3,496
Acquisition of businesses, net of cash acquired	(28,357)	(52)
Increase in restricted cash	(447)	(113)

Net cash used for investing activities	(112,818)	(96,574)

Financing activities:
Bank and commercial paper repayments	(32,392)	(19,705)
Other debt borrowings	293,355	54,537
Cash paid for termination of interest rate swap	(21,196)	—
Common stock reissued from treasury	52,355	65,474
Treasury stock purchases	(295,424)	(48,912)
Dividends paid	(94,557)	(83,062)
Excess tax benefits from share-based compensation arrangements	2,236	—

Net cash used for financing activities	(95,623)	(31,668)

Effect of exchange rates on cash	(1,547)	(2,608)

Net decrease in cash	(13,760)	(10,103)
Cash at beginning of period	191,678	199,706

Cash at end of period	$177,918	$189,603

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,076	$13,522
Income taxes	42,024	5,423

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation

The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 2, 2005 consolidated balance sheet which was taken from the audited financial statements included in the company’s Fiscal 2005 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2006 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Fiscal 2005 Annual Report on Form 10-K.

A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15(a).

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Oct. 1, 2005	Oct. 2, 2004
Numerator:
Earnings before cumulative effect of accounting change	$199,210,000	$225,914,000
Cumulative effect of accounting change	9,285,000	—

Net earnings	$208,495,000	$225,914,000

Denominator:
Weighted-average basic shares outstanding	626,554,930	638,167,698
Dilutive effect of employee and director stock options	8,404,348	12,611,636

Weighted-average diluted shares outstanding	634,959,278	650,779,334

Basic earnings per share:
Earnings before cumulative effect of accounting change	$0.32	$0.35
Cumulative effect of accounting change	0.01	—

Net earnings	$0.33	$0.35

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$0.31	$0.35
Cumulative effect of accounting change	0.02	—

Net earnings	$0.33	$0.35

3.	Share-Based Compensation

Prior to July 3, 2005, SYSCO accounted for its stock option plans and its Employees’ Stock Purchase Plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the Employees’ Stock Purchase Plan. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective July 3, 2005, SYSCO adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: a) compensation cost for all share-based payments granted through July 2, 2005, but for which the requisite service period had not been completed as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s earnings before income taxes and net earnings for the 13-week period ended October 1, 2005 are $35,472,000 and $31,650,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings before the cumulative effect of the accounting change per share for the 13-week period ended October 1, 2005 would have been $0.37 and $0.36, respectively, if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings before the cumulative effect of the accounting change per share of $0.32 and $0.31, respectively.

Prior to the adoption of SFAS 123(R), the company presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2,236,000 excess tax benefit classified as a financing cash inflow for the 13-week period ended October 1, 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and the Non-Employee Directors Stock Plan.

Stock Option Plans

SYSCO’s 2004 Stock Option Plan was adopted in fiscal 2005 and reserves 23,500,000 shares of SYSCO common stock for grants of options and dividend equivalents to directors, officers and other employees of the company and its subsidiaries at the market price at the date of grant. This plan provides for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are non-qualified, and dividend equivalents. To date, SYSCO has only issued options under this plan. Vesting requirements for awards under this plan will vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under this plan will be no greater than seven years.

SYSCO has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding at October 1, 2005. No new options will be issued under any of the prior plans as future grants to employees will be made through the 2004 Stock Option Plan. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.

SYSCO’s Non-Employee Directors Stock Plan permits the issuance of up to 800,000 shares of common stock to non-employee directors in the form of options or stock grants. In addition, options also remained outstanding as of October 1, 2005 under SYSCO’s Non-Employee Directors Stock Option Plan which also permitted the issuance of shares of common stock to non-employee directors. No further grants will be made under this plan, which was replaced by the Non-Employee Directors Stock Plan. Vesting requirements for awards under both these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.

Certain of SYSCO’s option awards are generally subject to graded vesting over a service period. In those cases, SYSCO recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. In other cases, certain of SYSCO’s option awards provide for graded vesting over a service period but include a performance-based provision allowing for accelerated vesting. In these cases, if it is probable that the performance condition will be met, SYSCO recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period.

In addition, certain of SYSCO’s options provide that if the optionee retires and meets certain age and years of service thresholds, the options continue to vest as if the optionee continued to be an employee. In these cases, for awards granted through July 2, 2005, SYSCO will recognize the compensation cost for such awards over the service period and accelerate any remaining unrecognized compensation cost when the employee actually retires. For awards granted subsequent to July 2, 2005, SYSCO will recognize compensation cost for such awards over the period from the grant date to the date the employee first becomes eligible for retirement.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the periods indicated are noted in the following table. Expected volatility is based on historical volatility of SYSCO’s stock, implied volatilities from traded options on SYSCO’s stock and other factors. SYSCO utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	13-Week Period Ended	Fiscal Year
	October 1, 2005	2005
Dividend yield	1.40%	1.45%
Expected volatility	23%	22%
Risk-free interest rate	3.9%	3.4%
Expected term	5 years	5 years
The following summary presents information regarding outstanding options as of October 1, 2005 and changes during the 13-week period then ended with regard to options under all stock option plans:

			Weighted Average
	Shares	Weighted	Remaining	Aggregate
	Under	Average Exercise	Contractual	Intrinsic
	Option	Price Per Share	Term	Value
Outstanding at July 2, 2005	65,963,380	$27.78
Granted	4,827,500	33.01
Exercised	(1,884,298)	22.70
Forfeited or expired	(301,577)	30.18

Outstanding at October 1, 2005	68,605,005	$28.31	6.23	$230,070,000

Vested or expected to vest at October 1, 2005	65,722,173	$28.18	6.21	$228,104,000

Exercisable at October 1, 2005	37,207,364	$26.28	5.85	$192,607,000

The weighted average grant-date fair value of options granted during the 13-week period ended October 1, 2005 and fiscal year 2005 was $7.88 and $7.12, respectively. The total intrinsic value of options exercised during the 13 weeks ended October 1, 2005 and fiscal year 2005 was $23,114,000 and $81,220,000, respectively.

Employees’ Stock Purchase Plan

SYSCO has an Employees’ Stock Purchase Plan which permits employees to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 6,324,737 remained available at October 1, 2005.

During fiscal 2005, 1,712,244 shares of SYSCO common stock were purchased by plan participants. During the 13 weeks ended October 1, 2005, 410,375 shares of SYSCO common stock were purchased by plan participants.

The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $5.43 during the 13-week period ended October 1, 2005 and $5.19 during fiscal 2005. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.

Management Incentive Compensation

SYSCO has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The bonuses earned and expensed under this plan during a fiscal year are paid in the following fiscal year in both cash, stock or deferred for payment in future years at the election of each participant. The stock immediately vests; however, participants are restricted from selling, transferring, giving or otherwise conveying the shares for a period of two years from the date of issuance of such shares. The fair value of the stock issued under the Management Incentive Plan was based on the stock price less a 12% discount for post-vesting restrictions. The discount for post-vesting restrictions was estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period.

A total of 617,637 shares and 1,001,624 shares at a fair value of $36.25 and $34.80 were issued pursuant to this plan in the first quarter of fiscal 2006 and fiscal 2005, respectively, for bonuses earned in the preceding fiscal years.

Non-Employee Director Stock Grants

Each newly elected director is granted a one-time retainer award of 4,000 shares of SYSCO common stock under the Non-Employee Directors Stock Plan. These shares vest one-third every two years during a six-year period based on increases in earnings per share. The amount of unvested shares related to the one-time retainer awards as of July 2, 2005 and October 1, 2005 was not significant.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $41,280,000 and $8,006,000 for the first quarter of fiscal 2006 and fiscal 2005, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $6,000,000 and $3,062,000 for the first quarter of fiscal 2006 and fiscal 2005, respectively.

As of October 1, 2005, there was $190,216,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.92 years.

Cash received from option exercises was $39,757,000 and $21,813,000 during the first quarter of fiscal 2006 and fiscal 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5,653,000 and $2,752,000 during the first quarter of fiscal 2006 and fiscal 2005, respectively.

Pro Forma Net Earnings

The following table provides pro forma net earnings and earnings per share had SYSCO applied the fair value method of SFAS 123 for the 13-week period ended October 2, 2004:

13-Week Period Ended
Oct. 2, 2004
Net earnings:
Reported net earnings	$225,914,000
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects (1)	3,022,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25,017,000)

Pro forma net earnings	$203,919,000

Basic earnings per share:
Reported basic earnings per share	$0.35
Pro forma basic earnings per share	0.32
Diluted earnings per share:
Reported diluted earnings per share	$0.35
Pro forma diluted earnings per share	0.31

(1)	Amount represents the after-tax compensation cost for stock grants.
The pro forma presentation includes only options granted after 1995. The pro forma effects for the period presented are not necessarily indicative of the pro forma effects in future years.

4.	Change in Accounting

Beginning in fiscal 2006, SYSCO changed the measurement date for the pension and other postretirement benefit plans from fiscal year-end to May 31st which represents a change in accounting. The one-month acceleration of the measurement date will allow additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting resulted in an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax.

Pro forma net earnings and earnings per share adjusted for the effect of retroactive application of the change in measurement date on net pension costs, net of tax, are as follows:

13-Week Period Ended
October 2, 2004
Reported net earnings	$225,914,000
Retroactive effect, net of tax	1,445,000

Pro forma net earnings	$227,359,000

Basic earnings per share:
Reported net earnings	$0.35
Retroactive effect, net of tax	0.01

Pro forma net earnings	$0.36

Diluted earnings per share:
Reported net earnings	$0.35
Retroactive effect, net of tax	—

Pro forma net earnings	$0.35

5.	Employee Benefit Plans

The components of net pension costs for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Service cost	$25,007,000	$20,322,000	$128,000	$120,000
Interest cost	20,901,000	18,456,000	118,000	122,000
Expected return on plan assets	(26,044,000)	(20,653,000)	—	—
Amortization of prior service cost	1,233,000	440,000	50,000	50,000
Recognized net actuarial loss (gain)	11,551,000	8,151,000	(4,000)	—
Amortization of net transition obligation	—	—	38,000	39,000

Net pension costs	$32,648,000	$26,716,000	$330,000	$331,000

SYSCO’s contributions to its defined benefit plans were $1,551,000 and $81,485,000 during the 13-week periods ended October 1, 2005 and October 2, 2004, respectively.

Although contributions to its qualified pension plan (Retirement Plan) are not required to meet ERISA minimum funding requirements, the company made a voluntary contribution of approximately $66,000,000 in the second quarter of fiscal 2006. The company does not anticipate making additional contributions to the Retirement Plan during the remainder of the fiscal year. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2006 contributions to fund benefit payments for the SERP and other post-retirement plans are $7,659,000 and $338,000, respectively.

6.	Restricted Cash

SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.

In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. There were no escrowed funds released to sellers during the first quarter of fiscal 2006.

A summary of restricted cash balances appears below:

	Oct. 1, 2005	July 2, 2005	Oct. 2, 2004
Funds deposited in insurance trusts	$80,857,000	$80,410,000	$147,442,000
Escrow funds related to acquisitions	21,321,000	21,321,000	21,997,000

Total	$102,178,000	$101,731,000	$169,439,000

7.	Debt

In September 2005, SYSCO issued 5.375% senior notes totaling $500,000,000 under its April 2005 shelf registration, due on September 21, 2035. These notes, which were priced at 99.911% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by the early redemption. Proceeds from the notes were utilized to retire outstanding commercial paper issuances.

In September 2005, in conjunction with the issuance of the 5.375% senior notes, SYSCO settled a $350,000,000 notional amount forward-starting interest rate swap which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the debt issuance due to changes in the benchmark interest rate. Upon settlement, SYSCO paid cash of $21,196,000, which represented the fair value of the swap agreement at the time of settlement. This amount will be amortized as interest expense over the 30-year term of the debt, and the unamortized balance is reflected as a loss, net of tax, in Other comprehensive income.

As of October 1, 2005, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $145,000,000, of which $10,100,000 was outstanding at October 1, 2005.

As of October 1, 2005, SYSCO’s outstanding commercial paper issuances were $142,482,000. During the 13-week period ended October 1, 2005, commercial paper issuances and short-term bank borrowings ranged from approximately $126,846,000 to $696,950,000.

Included in current maturities of long-term debt at October 1, 2005 are the 7.0% Senior Notes due May 2006. It is the company’s intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

In November 2005, SYSCO and one of its subsidiaries, SYSCO International, Co., entered into a new revolving credit facility. The $500,000,000 facility, which may be increased up to $1,000,000,000 at the option of the company, terminates on November 4, 2010, subject to extension. The new facility replaces the $450,000,000 (U.S. dollar) and $100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated.

8.	Acquisitions

During the first quarter of fiscal 2006, the company issued 24,527 shares with a value of $700,000 for contingent consideration related to operations acquired in previous fiscal years.

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

Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained. Aggregate contingent consideration amounts outstanding as of October 1, 2005 included approximately 1,035,000 shares and $112,917,000 in cash, which, if distributed, could result in recording up to $134,177,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

9.	Derivative Financial Instruments

In September 2005, in conjunction with the issuance of the 5.375% senior notes, SYSCO settled a $350,000,000 notional amount forward-starting interest rate swap which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the debt issuance due to changes in the benchmark interest rate. Upon settlement, SYSCO paid cash of $21,196,000, which represented the fair value of the swap agreement at the time of settlement. This amount will be amortized as interest expense over the 30-year term of the debt, and the unamortized balance is reflected as a loss, net of tax, in Other comprehensive income.

10.	Income Taxes

The changes in the net deferred tax liability and prepaid/accrued income tax balances from July 2, 2005 to October 1, 2005 were primarily due to the reclassification of deferred tax liabilities related to supply chain distributions to accrued income taxes. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.

The effective tax rate for the first quarter of fiscal 2006 was 40.34%, an increase from the effective tax rate of 38.25% for the first quarter of fiscal 2005. The increase in the effective tax rate was primarily due to the adoption of SFAS 123(R) which is discussed in Note 3. SYSCO recorded a tax benefit of $6,000,000, or 14.5% of the total $41,280,000 in share-based compensation expense recorded in the 13-week period ended October 1, 2005.

SYSCO’s option grants include options which qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options is the primary reason for the company’s increased effective tax rate in fiscal 2006 and may cause variability in the company’s effective tax rate in future periods. In the period the compensation cost related to incentive stock options is recorded, a corresponding tax benefit is not recorded as it is assumed that the company will not receive a tax deduction upon the sale of such incentive stock options. The company may be eligible for tax deductions in subsequent periods to the extent that there is a disqualifying disposition of the incentive stock option. In such cases, the company would record a tax benefit related to the tax deduction in an amount not to exceed the corresponding compensation cost recorded on the particular options multiplied by the statutory tax rate.

The determination of the company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases/decreases in permanent differences between book and tax items, tax credits and the company’s change in earnings from these taxing jurisdictions all affect the overall effective tax rate.

11.	Comprehensive Income

Comprehensive income is net earnings plus other items that are recorded directly to shareholders’ equity. The following table provides a summary of the components of comprehensive income for the periods presented:

	13-Week Period Ended
	Oct. 1, 2005	Oct. 2, 2004
Net earnings	$208,495,000	$225,914,000
Foreign currency translation adjustment	28,511,000	16,513,000
Change in fair value of forward-starting interest rate swap, net of tax	7,064,000	—
Amortization of cash flow hedge, net of tax	12,000	—

Comprehensive income	$244,082,000	$242,427,000

12.	Contingencies

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

13.	Business Segment Information

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of the chain restaurant customer locations. “Other” financial information is attributable to the company’s other segments, including the company’s specialty produce, custom-cut meat, Asian cuisine foodservice and lodging industry products segments. The company’s Canadian operations are not significant for geographical disclosure purposes.

Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that eliminate upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company.

	13-Week Period Ended
	Oct. 1, 2005	Oct. 2, 2004
Sales (in thousands):
Broadline	$6,344,533	$6,095,362
SYGMA	1,059,781	915,780
Other	692,663	598,666
Intersegment sales	(86,493)	(77,883)

Total	$8,010,484	$7,531,925

	13-Week Period Ended
	Oct. 1, 2005	Oct. 2, 2004
Earnings before income taxes and cumulative effect of accounting change (in thousands):
Broadline	$376,813	$369,316
SYGMA	(713)	3,763
Other	22,274	17,097

Total segments	398,374	390,176
Unallocated corporate expenses	(64,470)	(24,324)

Total	$333,904	$365,852

	Oct. 1, 2005	July 2, 2005	Oct. 2, 2004
Assets (in thousands):
Broadline	$5,138,429	$4,840,989	$4,919,553
SYGMA	327,860	301,729	229,268
Other	717,741	680,735	628,529

Total segments	6,184,030	5,823,453	5,777,350
Corporate	2,421,756	2,444,449	2,328,456

Total	$8,605,786	$8,267,902	$8,105,806

14.	Supplemental Guarantor Information

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

	Condensed Consolidating Balance Sheet — October 1, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$176,573	$23	$4,109,251	$—	$4,285,847
Investment in subsidiaries	10,272,749	303,786	107,678	(10,684,213)	—
Plant and equipment, net	121,707	—	2,158,873	—	2,280,580
Other assets	694,680	—	1,344,679	—	2,039,359

Total assets	$11,265,709	$303,809	$7,720,481	$(10,684,213)	$8,605,786

Current liabilities	$514,491	$26,503	$2,648,163	$—	$3,189,157
Intercompany payables (receivables)	6,391,264	35,390	(6,426,654)	—	—
Long-term debt	1,204,071	199,575	48,051	—	1,451,697
Other liabilities	524,734	—	719,808	—	1,244,542
Shareholders’ equity	2,631,149	42,341	10,731,113	(10,684,213)	2,720,390

Total liabilities and shareholders’ equity	$11,265,709	$303,809	$7,720,481	$(10,684,213)	$8,605,786

	Condensed Consolidating Balance Sheet — July 2, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$156,812	$32	$3,844,942	$—	$4,001,786
Investment in subsidiaries	9,979,188	283,033	164,218	(10,426,439)	—
Plant and equipment, net	120,800	—	2,147,501	—	2,268,301
Other assets	698,283	—	1,299,532	—	1,997,815

Total assets	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

Current liabilities	$696,995	$34,330	$2,726,245	$—	$3,457,570
Intercompany payables (receivables)	6,342,306	10,546	(6,352,852)	—	—
Long-term debt	709,452	199,560	47,165	—	956,177
Other liabilities	508,221	—	587,095	—	1,095,316
Shareholders’ equity	2,698,109	38,629	10,448,540	(10,426,439)	2,758,839

Total liabilities and shareholders’ equity	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

	Condensed Consolidating Balance Sheet — October 2, 2004
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$135,485	$24	$3,877,272	$—	$4,012,781
Investment in subsidiaries	8,964,950	274,868	162,147	(9,401,965)	—
Plant and equipment, net	123,734	—	2,072,816	—	2,196,550
Other assets	658,552	—	1,237,923	—	1,896,475

Total assets	$9,882,721	$274,892	$7,350,158	$(9,401,965)	$8,105,806

Current liabilities	$624,856	$56,620	$2,488,867	$—	$3,170,343
Intercompany payables (receivables)	5,349,593	15,901	(5,365,494)	—	—
Long-term debt	831,006	199,512	51,827	—	1,082,345
Other liabilities	370,246	—	720,966	—	1,091,212
Shareholders’ equity	2,707,020	2,859	9,453,992	(9,401,965)	2,761,906

Total liabilities and shareholders’ equity	$9,882,721	$274,892	$7,350,158	$(9,401,965)	$8,105,806

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended October 1, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,010,484	$—	$8,010,484
Cost of sales	—	—	6,480,793	—	6,480,793
Operating expenses	59,666	28	1,116,962	—	1,176,656
Interest expense (income)	84,658	3,217	(65,629)	—	22,246
Other, net	(677)	—	(2,438)	—	(3,115)

Total costs and expenses	143,647	3,245	7,529,688	—	7,676,580

Earnings (losses) before income taxes and cumulative effect of accounting change	(143,647)	(3,245)	480,796	—	333,904
Income tax (benefit) provision	(44,387)	(1,217)	180,298	—	134,694
Equity in earnings of subsidiaries	298,470	3,228	—	(301,698)	—

Net earnings before cumulative effect of accounting change	199,210	1,200	300,498	(301,698)	199,210
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$208,495	$1,200	$300,498	$(301,698)	$208,495

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended October 2, 2004
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$7,531,925	$—	$7,531,925
Cost of sales	—	—	6,094,931	—	6,094,931
Operating expenses	23,709	29	1,031,674	—	1,055,412
Interest expense (income)	74,126	3,064	(59,491)	—	17,699
Other, net	(165)	—	(1,804)	—	(1,969)

Total costs and expenses	97,670	3,093	7,065,310	—	7,166,073

Earnings (losses) before income taxes	(97,670)	(3,093)	466,615	—	365,852
Income tax (benefit) provision	(37,359)	(1,183)	178,480	—	139,938
Equity in earnings of subsidiaries	286,225	2,528	—	(288,753)	—

Net earnings	$225,914	$618	$288,135	$(288,753)	$225,914

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended October 1, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:

Operating activities	$18,089	$1,646	$176,493	$196,228
Investing activities	(7,576)	—	(105,242)	(112,818)
Financing activities	(82,822)	(11,477)	(1,324)	(95,623)
Effect of exchange rate on cash	—	—	(1,547)	(1,547)
Intercompany activity	54,567	9,831	(64,398)	—

Net (decrease) increase in cash	(17,742)	—	3,982	(13,760)
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$108,006	$—	$69,912	$177,918

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended October 2, 2004
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(40,539)	$1,477	$159,809	$120,747
Investing activities	(14,365)	—	(82,209)	(96,574)
Financing activities	(10,790)	(21,689)	811	(31,668)
Effect of exchange rate on cash	—	—	(2,608)	(2,608)
Intercompany activity	54,084	20,212	(74,296)	—

Net (decrease) increase in cash	(11,610)	—	1,507	(10,103)
Cash at the beginning of the period	87,507	—	112,199	199,706

Cash at the end of the period	$75,897	$—	$113,706	$189,603

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements as of July 2, 2005, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005.
Highlights
Sales increased 6.3% in the first quarter of fiscal 2006 over the comparable prior year period. Gross margins as a percent of sales for the first quarter of fiscal 2006 were 19.1% which was consistent with the first quarter of fiscal 2005. Operating expenses as a percent of sales for the first quarter of fiscal 2006 increased from the comparable prior year period primarily due to incremental share-based compensation expense; increased fuel costs; increased pension costs; additional expenses incurred to serve existing customers as well as some competitors’ customers who were affected by Hurricanes Katrina and Rita; and the ongoing investment in the National Supply Chain project. Primarily as a result of these factors, net earnings before the cumulative effect of accounting change decreased 11.8% in the first quarter of fiscal 2006 over the comparable prior year period.
In the first quarter of fiscal 2006, SYSCO adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) utilizing the modified-prospective transition method under which prior period results have not been restated. The results of operations for the first quarter of fiscal 2006 include incremental share-based compensation cost of $35,472,000 ($31,650,000, net of tax), or approximately $0.05 per share.
In the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefit plans to assist the company in meeting accelerated SEC filing dates, which increased net earnings by $9,285,000, net of tax.
Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers and increases in the number of customer contact personnel contributed to the sales growth in the first quarter of fiscal 2006. Management also believes that general economic conditions, including increased fuel costs and their impact on consumer spending, impacted SYSCO’s sales growth for the first quarter of fiscal 2006 and may continue to be a factor in future periods.
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
The company estimates that it serves about 14% of an approximately $210 billion annual market that includes the North American foodservice and hotel amenity, furniture and textile markets. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially in the last seven years.

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
The company’s National Supply Chain project is intended to optimize the supply chain activities for products for SYSCO’s operating companies in each respective region and as a result, increase profitability and lower inventory and operating costs, working capital requirements and future facility expansion needs at SYSCO’s operating companies while providing greater value to our suppliers and customers. The company expects to build from seven to nine regional distribution centers in the United States over the next seven years. The first of these centers, the Northeast Redistribution Center (Northeast RDC) located in Front Royal, Virginia, opened during the third quarter of fiscal 2005.
Management estimates that the additional expenses, net of related benefits, related to the National Supply Chain project had a negative impact of approximately $0.01 on earnings per share during the first quarter of fiscal 2006. At the end of the first quarter of fiscal 2006, the Northeast RDC was shipping at about 850,000 cases a week which is approximately fifty percent of full ramped-up case volume. Management has identified a number of operational changes that will make the Northeast RDC more efficient and plans to hold case volumes constant during the second quarter of fiscal 2006 while these changes are implemented. Management’s previous estimate of the financial impact of the National Supply Chain project was predicated on expectations that the Northeast RDC would achieve full ramp-up of case volume in January 2006. Management now estimates that full ramp-up case volume will be reached by the end of fiscal year 2006 and, consequently, previous estimates regarding the National Supply Chain project being a half-cent accretive to flat to earnings per share for fiscal 2006 will not be achieved. Management continues to believe that the long-term benefits of the project will be achieved.
Results of Operations
The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Oct. 1, 2005	Oct. 2, 2004
Sales	100.0%	100.0%
Costs and Expenses Cost of sales	80.9	80.9
Operating expenses	14.7	14.0
Interest expense	0.2	0.2
Other, net	0.0	0.0

Total costs and expenses	95.8	95.1

Earnings before income taxes and cumulative effect of accounting change	4.2	4.9
Income taxes	1.7	1.9

Earnings before cumulative effect of accounting change	2.5	3.0
Cumulative effect of accounting change	0.1	—

Net earnings	2.6%	3.0%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period
Sales	6.3%
Costs and Expenses
Cost of sales	6.3
Operating expenses	11.5
Interest expense	25.7
Other, net	58.2

Total costs and expenses	7.1

Earnings before income taxes and cumulative effect of accounting change	(8.7)
Income taxes	(3.7)

Earnings before cumulative effect of accounting change	(11.8)
Cumulative effect of accounting change	—

Net earnings	(7.7)%

Earnings before cumulative effect of accounting change:
Basic earnings per share	(8.6)%
Diluted earnings per share	(11.4)

Net earnings:
Basic earnings per share	(5.7)
Diluted earnings per share	(5.7)

Average shares outstanding	(1.8)
Diluted shares outstanding	(2.4)
Sales
Sales increased 6.3% in the first quarter of fiscal 2006 over the comparable period of the prior year. Acquisitions contributed 1.2% to the overall sales growth rate for the first quarter of fiscal 2006. Estimated product cost increases, an internal measure of inflation, were 0.4% during the first quarter of fiscal 2006, as compared to 5.9% in the first quarter of fiscal 2005. Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers and increases in the number of customer contact personnel contributed to the sales growth in the first quarter of fiscal 2006. Management also believes that general economic conditions, including increased fuel costs and their impact on consumer spending impacted SYSCO’s sales growth for the first quarter of fiscal 2006 and may continue to be a factor in future periods.
Cost of Sales
Cost of sales as a percentage of sales was 80.9% for the first quarter of fiscal 2006 and fiscal 2005. Management believes that product cost increases in past periods had the impact of reducing gross margins as a percentage of sales, as gross profit dollars were earned on a higher sales dollar base. As estimated product cost increases in the first quarter of fiscal 2006 were 0.4%, management believes that this did not have an impact on the comparison of gross margins as a percent of sales between the first quarter of fiscal 2006 and the first quarter of fiscal 2005.
Operating Expenses
Operating expenses were 14.7% of sales for the first quarter of fiscal 2006, as compared to 14.0% for the comparable period in the prior year. The increase in operating expenses as a percentage of sales was primarily attributable to incremental share-based compensation; increased fuel costs; increased pension costs; additional expenses incurred to serve existing customers as well as some competitors’ customers who were affected by Hurricanes Katrina and Rita; and the continued investment in the National Supply Chain project, offset by improved operating efficiencies and income recognized on life insurance assets.
The first quarter of fiscal 2006 includes incremental share-based compensation cost of $35,472,000 resulting from the adoption of SFAS 123(R) (See Note 3 to the consolidated financial statements). Fuel costs increased approximately $15,000,000 in the first quarter of fiscal 2006 over the first quarter of fiscal 2005. Net pension costs increased $5,932,000 in the first quarter of fiscal 2006 over the first quarter of fiscal 2005. SYSCO recognized income, as a reduction of operating expenses, of $4,608,000 to adjust the carrying value of life insurance assets to their cash surrender value in the first quarter of fiscal 2006 as compared to a loss, as an increase to operating expenses, of $86,000 in the first quarter of fiscal 2005.
The additional expenses, net of related benefits, related to the National Supply Chain project had a negative impact of approximately $0.01 on earnings per share during the first quarter of fiscal 2006.
Management believes that product cost increases in past periods also had the impact of reducing operating expenses as a percentage of sales. As estimated product cost increases in the first quarter of fiscal 2006 were 0.4%, management believes that this did not have an impact on the comparison of operating expenses as a percent of sales between the first quarter of fiscal 2006 and the first quarter of fiscal 2005.
Incremental share-based compensation cost for fiscal 2006 is estimated to be approximately $90,000,000 to $110,000,000, net of tax, or approximately $0.14 to $0.17 in diluted earnings per share. Net pension costs for fiscal 2006 are expected to increase $23,700,000 over fiscal 2005.
Interest Expense
The increase to interest expense in the first quarter of fiscal 2006 over the comparable period in fiscal 2005 was due to a combination of increased borrowing rates and increased borrowing levels.
Income Taxes
The effective tax rate for the first quarter of fiscal 2006 was 40.34%, an increase from the effective tax rate of 38.25% for the first quarter of fiscal 2005. The increase in the effective tax rate was primarily due to the adoption of SFAS 123(R) which is discussed in Note 3 and Note 10 to the consolidated financial statements. SYSCO recorded a tax benefit of $6,000,000, or 14.5% of the total $41,280,000 in share-based compensation expense recorded in the 13-week period ended October 1, 2005.

Net Earnings
Net earnings decreased 7.7% in the first quarter of fiscal 2006 over the comparable period of the prior year. The decrease was due primarily to the factors discussed above. In addition, in the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings by $9,285,000, net of tax.
Earnings Per Share
Basic earnings per share and diluted earnings per share decreased 5.7%, respectively, in the first quarter of fiscal 2006 over the comparable period of the prior year. These increases were due primarily to the result of factors discussed above, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding is primarily due to share repurchases. The net reduction in diluted shares outstanding is primarily due to share repurchases and a modification to the treasury stock method utilized to compute the dilutive effect of stock options as a result of the adoption of SFAS 123(R). This modification results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the Employees’ Stock Purchase Plan.
Segment Results
The following table sets forth the change in the selected financial data of each of the company’s reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 13, Business Segment Information:

	13-Week Period
		Earnings
	Sales	before taxes
Broadline	4.1%	2.0%
SYGMA	15.7	(118.9)
Other	15.7	30.3
The following table sets forth sales and earnings before income taxes of each of the company’s reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 13, Business Segment Information:

	13-Week Period Ended
	October 1, 2005		October 2, 2004
		Earnings before		Earnings before
	Sales	taxes	Sales	taxes
Broadline	79.2%	112.8%	80.9%	100.9%
SYGMA	13.2	(0.2)	12.2	1.0
Other	8.7	6.7	7.9	4.7
Intersegment sales	(1.1)	—	(1.0)	—
Unallocated corporate expenses	—	(19.3)	—	(6.6)

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment
Broadline segment sales increased 4.1% in the first quarter of fiscal 2006 as compared to the comparable period of the prior year. Acquisitions contributed 0.2% to the overall sales growth rate for the first quarter of fiscal 2006 and did not have an impact on the overall sales growth for the first quarter of fiscal 2005. The sales increases were primarily due to increased sales to marketing associate-served customers and multi-unit customers. Marketing associate-served sales as a percentage of broadline sales in the U.S. increased to 54.7% for the first quarter of fiscal 2006 as compared to 54.4% for the comparable prior year period. SYSCO Brand sales as a percentage of broadline sales in the U.S. decreased to 49.0% for the first quarter of fiscal 2006 as compared to 50.0% for the comparable prior year period.
Earnings before income taxes for the Broadline segment increased 2.0% in the first quarter of fiscal 2006 over the comparable prior year period. The increase in earnings before income taxes was primarily due to increases in sales partially offset by higher fuel costs and the continued investment in the National Supply Chain project.
SYGMA Segment
SYGMA segment sales increased 15.7% in the first quarter of fiscal 2006 over the comparable prior year period. Acquisitions did not have an impact on the overall sales growth rate for the first quarter of fiscal 2006 and contributed 2.7% to the overall sales growth rate for the first quarter of fiscal 2005. The increase was due primarily to sales to new customers and sales growth in SYGMA’s existing customer base related to new locations added by those customers.
Earnings before income taxes for the SYGMA segment decreased 118.9% in the first quarter of fiscal 2006 over the comparable prior year period. This decrease was due to several factors including lower cases per delivery which reduced gross margin dollars per stop, increased fuel costs, startup costs related to new facilities, costs incurred on information systems projects and increased workers compensation costs.
Liquidity and Capital Resources
Cash provided by operating activities, as supplemented by commercial paper issuances and other bank borrowings, may, at the discretion of management, be applied towards investments in facilities, fleet and other equipment; cash dividends; acquisitions consistent with the company’s overall growth strategy; and the share repurchase program.
Operating Activities
Cash flow from operations was negatively impacted by the decrease in accrued expenses of $40,341,000 for the first quarter of fiscal 2006 and a decrease of $124,651,000 for the first quarter of fiscal 2005. These decreases were primarily due to the payment of prior year annual incentive bonuses partially offset by accruals for current year incentives and to the payment of 401(k) matching contributions in the first quarter of each fiscal year.
Other long-term liabilities and prepaid pension cost, net, increased $42,595,000 during the first quarter of fiscal 2006 and decreased $46,933,000 during the first quarter of fiscal 2005. The change in these accounts is primarily attributable to the recording of net pension costs and the timing of pension contributions. In the first quarter of fiscal 2006, the company recorded net pension costs of $32,648,000 and contributed $1,551,000 to its pension plans.

In the first quarter of fiscal 2005, the company recorded net pension costs of $26,716,000 and contributed $81,485,000 to its pension plans.
In addition, cash flow from operations in the first quarter of fiscal 2006 was negatively impacted by increases in accounts receivable balances and inventory balances. Cash flow from operations in the first quarter of fiscal 2005 was negatively impacted by increases in accounts receivable balances and inventory balances and decreases in accounts payable balances. The increases in accounts receivable balances in the first quarter of fiscal 2006 and 2005 were primarily due to sales growth and change in customer mix. Due to normal seasonal patterns, sales to multi-unit customers represented a larger percentage of total SYSCO sales at the end of the first quarter as compared to the end of the prior fiscal year. Payment terms for multi-unit customers are traditionally longer than the overall SYSCO average. Inventory balances are impacted by many factors including current and anticipated sales volumes and changes in product mix, and purchases in anticipation of product availability and product cost increases. Accounts payable balances are impacted by many factors including changes in product mix and changes in payment terms with vendors due to conversion to more efficient electronic payment methods and to cash discount terms.
Financing Activities
During the first quarter of fiscal 2006, a total of 8,622,000 shares were repurchased at a cost of $295,424,000 as compared to 1,480,200 shares at a cost of $48,912,000 for the comparable period in fiscal 2005. An additional 4,600,000 shares were repurchased at a cost of $147,176,000 through October 29, 2005, resulting in 2,596,800 shares remaining available for repurchase as authorized by the Board.
Dividends paid in the first quarter of fiscal 2006 were $94,557,000, or $0.15 per share, as compared to $83,062,000, or $0.13 per share, in the comparable period of fiscal 2005. In September 2005, SYSCO declared its regular quarterly dividend for the second quarter of fiscal 2006, at $0.15 per share, which was paid in October 2005.
As of October 1, 2005, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which $10,100,000 was outstanding at October 1, 2005. Such borrowings totaled $16,300,000 as of October 29, 2005.
As of October 1, 2005, SYSCO’s outstanding commercial paper issuances totaled $142,482,000. Such borrowings were $510,563,000 as of October 29, 2005. During the 13-week period ended October 1, 2005, commercial paper issuances and short-term bank borrowings ranged from approximately $126,846,000 to $696,950,000.
In September 2005, SYSCO issued 5.375% senior notes totaling $500,000,000 under its April 2005 shelf registration, due on September 21, 2035. These notes, which were priced at 99.911% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by the early redemption. Proceeds from the notes were utilized to retire outstanding commercial paper issuances.
In September 2005, in conjunction with the issuance of the 5.375% senior notes, SYSCO settled a $350,000,000 notional amount forward-starting interest rate swap which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the debt issuance due to changes in the benchmark interest rate. Upon termination,

SYSCO paid cash of $21,196,000, which represented the fair value of the swap agreement at the time of termination. This amount will be amortized as interest expense over the 30-year term of the debt, and the unamortized balance is reflected as a loss, net of tax, in Other comprehensive income.
In November 2005, SYSCO and one of its subsidiaries, SYSCO International, Co., entered into a new revolving credit facility. The $500,000,000 facility, which may be increased up to $1,000,000,000 at the option of the company, terminates on November 4, 2010, subject to extension. The new facility replaces the $450,000,000 (U.S. dollar) and $100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated.
The long-term debt to capitalization ratio was 37.9% at October 1, 2005. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
Management believes that the company’s cash flows from operations, as well as the availability of additional capital under its existing commercial paper programs, bank lines of credit, debt shelf registration and its ability to access capital from financial markets in the future, will be sufficient to meet its cash requirements while maintaining proper liquidity for normal operating purposes.
Critical Accounting Policies
Critical accounting policies are those that are most important to the portrayal of the company’s financial position and results of operations. These policies require management’s most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. SYSCO’s most critical accounting policies include those that pertain to the allowance for doubtful accounts, self-insurance programs, pension plans and accounting for business combinations, which are described in Item 7 of the company’s Annual Report on Form 10-K for the year ended July 2, 2005. In addition, following the adoption of SFAS 123(R), SYSCO considers its policies related to share-based compensation to be a critical accounting policy.
Share-Based Compensation
Prior to July 3, 2005, SYSCO accounted for its stock option plans and the Employees’ Stock Purchase Plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the Employees’ Stock Purchase Plan. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.
Effective July 3, 2005, SYSCO adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: a) compensation cost for all share-based payments granted through July 2, 2005, but for which the requisite service period had not been completed as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s results of operations for the 13-week period ended October 1, 2005 earnings before income taxes and net earnings are $35,472,000 and $31,650,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings before the cumulative effect of the accounting change per share for the quarter ended October 1, 2005 would have been $0.37 and $0.36, respectively, if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings before the cumulative effect of the accounting change per share of $0.32 and $0.31, respectively.
SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and the Non-Employee Directors Stock Plan.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatility is based on historical volatility of SYSCO’s stock, implied volatilities from traded options on SYSCO’s stock and other factors. SYSCO utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The fair value of the stock issued under the Employee Stock Purchase Plan is calculated as the difference between the stock price and the employee purchase price. The fair value of the stock issued under the Management Incentive Plan is based on the stock price less a 12% discount for post-vesting restrictions. The discount for post-vesting restrictions was estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period.
The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award.
The compensation cost related to stock issuances resulting from awards under the Management Incentive Plan is accrued over the fiscal year to which the incentive bonus relates. The compensation cost related to stock issuances resulting from employee purchases of stock under the Employees’ Stock Purchase Plan is recognized during the quarter in which the employee payroll withholdings are made.
Certain of SYSCO’s option awards are generally subject to graded vesting over a service period. In those cases, SYSCO will recognize compensation cost on a straight-line basis over the requisite service period for the entire award. In other cases, certain of SYSCO’s option awards provide for graded vesting over a service period but include a performance-based provision allowing for the vesting to accelerate. In these cases, if it is probable that the performance condition will be met, SYSCO recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it recognizes compensation cost over the longer service period.
In addition, certain of SYSCO’s options provide that if the optionee retires at certain age and years of service thresholds, the options continue to vest as if the optionee continued to be an employee. In these cases, for awards granted prior to July 2, 2005, SYSCO will recognize the compensation cost for such awards over the service period and accelerate any remaining unrecognized compensation cost when the employee actually retires. For awards granted subsequent to July 3, 2005, SYSCO will recognize compensation cost for such awards over the period from the date of grant to the date the employee first becomes eligible for retirement.
Forward-Looking Statements
Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program; market risks; industry growth; the impact of ongoing legal proceedings; the timing, expected cost savings and other long-term benefits of the National Supply Chain project and regional distribution centers, including the Northeast Redistribution Center; anticipated capital expenditures; the ability to increase market share and grow earnings; pension plan contributions; sales growth; growth strategies; the impact of option expensing; SYSCO’s ability to refinance current maturities of long-term debt; and SYSCO’s ability to meet its cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including the current economic environment, increased fuel costs and consumer spending; SYSCO’s leverage and debt risks; the successful completion of acquisitions and integration of acquired companies; the effect of competition on SYSCO and its customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management’s allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.
In addition, share repurchases could be affected by market prices for the company’s securities as well as management’s decision to utilize its capital for other purposes. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
SYSCO does not utilize financial instruments for trading purposes. SYSCO’s use of debt directly exposes the company to interest rate risk. Floating rate debt, for which the interest rate fluctuates periodically, exposes the company to short-term changes in market interest rates. Fixed rate debt, for which the interest rate is fixed over the life of the instrument, exposes the company to changes in market interest rates reflected in the fair value of the debt and to the risk the company may need to refinance maturing debt with new debt at higher rates.
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
In September 2005, SYSCO issued 5.375% senior notes totaling $500,000,000 due on September 21, 2035. In conjunction with the issuance of the 5.375% senior notes, SYSCO settled a $350,000,000 notional amount forward-starting interest rate swap which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the debt issuance due to changes in the benchmark interest rate.
At October 1, 2005, the company had outstanding $142,482,000 of commercial paper issuances at variable rates of interest with maturities through October 7, 2005. The company’s long-term debt obligations of $1,662,128,000 at October 1, 2005 were primarily at fixed rates of interest.
Item 4. Controls and Procedures
As of October 1, 2005, an evaluation was performed under the supervision and with the participation of the company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on that evaluation, the company’s management, including the CEO and CFO, concluded that the company’s disclosure controls and procedures were effective as of October 1, 2005 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, the company’s management noted that, as a result of their evaluation of changes in internal control over financial reporting during the first quarter of fiscal 2006, they identified no changes during the first quarter of fiscal 2006 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
SYSCO made the following share repurchases during the first quarter of fiscal 2006:

	ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total Number of
			Shares Purchased as	(d) Maximum Number
		(b) Average	Part of Publicly	of Shares that May Yet
	(a) Total Number of	Price Paid per	Announced Plans or	Be Purchased Under
Period	Shares Purchased(1)	Share	Programs	the Plans or Programs
Month #1 July 3 — July 30	2,424,915	$36.55	2,375,000	13,443,700
Month #2 July 31 — August 27	3,023,459	34.65	3,000,000	10,443,700
Month #3 August 28 — October 1	3,257,770	32.24	3,246,900	7,196,800

Total	8,706,144	34.28	8,621,900	7,196,800

(1)	The total number of shares purchased includes 49,915, 23,459 and 10,870 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
On February 18, 2005, the company announced that the Board of Directors approved the repurchase of 20,000,000 shares over a 12- to 18-month period. Pursuant to this repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors. In July 2004, the Board of Directors authorized the company to enter into agreements from time to time to extend its ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.
On May 27, 2005, the company entered into a stock purchase plan with Bank of New York to purchase up to 10,000,000 shares of SYSCO common stock as authorized under the February 2005 repurchase program pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A total of 6,975,000 shares were purchased between June 1, 2005 and August 16, 2005, including during company “blackout” periods. By its terms, the agreement terminated on August 16, 2005.
On September 20, 2005, the company entered into a stock purchase plan with Shields & Company to purchase up to 6,000,000 shares of SYSCO common stock as authorized under the February 2005 repurchase program pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A total of 6,000,000 shares were purchased between September 20, 2005 and November 1, 2005, including during company “blackout” periods. By its terms, the agreement terminated on November 1, 2005.

As of October 29, 2005, there were 2,563,800 shares remaining available for repurchase under the February 2005 repurchase program.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits.

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3(b)	Bylaws, as amended and restated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

3(c)	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3(d)	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3(e)	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

4(a)	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4(b)	First Supplemental Indenture, dated June 27, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(c)	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(d)	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(e)	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(f)	Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

4(g)	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4(h)	Indenture dated May 23, 2002 between SYSCO International, Co., SYSCO Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4(i)	Credit Agreement dated September 13, 2002 by and among SYSCO Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 (File No. 1-6544).

4(j)	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4(k)	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

10(a)†	Form of Stock Option Grant Agreement for issuance to executive officers under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).

10(b)†	Form of 2006 Management Incentive Bonus Grant Agreement issued to Richard J. Schnieders, John K. Stubblefield, Jr., Larry J. Accardi, Kenneth F. Spitler, Kenneth J. Carrig and Larry G. Pulliam under the 2000 Management Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the fiscal year ended July 2, 2005 filed on September 15, 2005 (File No. 1-6544).

10(c)†	Form of 2006 Management Incentive Bonus Grant Agreement issued to Senior Vice Presidents of Operations under the 2000 Management Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the fiscal year ended July 2, 2005 filed on September 15, 2005 (File No. 1-6544).

*15(a)	Report from Ernst & Young LLP dated November 10, 2005, re: unaudited financial statements.

*15(b)	Acknowledgment letter from Ernst & Young LLP.

*18	Letter from Ernst & Young LLP re: change in accounting.

*31(a)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION (Registrant)

	By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board,
Chief Executive Officer and President

Date: November 10, 2005

	By	/s/ JOHN K. STUBBLEFIELD, JR.
John K. Stubblefield, Jr.
Executive Vice President, Finance and Chief Financial Officer

Date: November 10, 2005

	By	/s/ G. MITCHELL ELMER G. Mitchell Elmer
Vice President, Controller and Chief Accounting Officer

Date: November 10, 2005

EXHIBIT INDEX

NO.	DESCRIPTION
3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3(b)	Bylaws, as amended and restated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

3(c)	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3(d)	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3(e)	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

4(a)	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4(b)	First Supplemental Indenture, dated June 27, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(c)	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(d)	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

NO.	DESCRIPTION
4(e)	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(f)	Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

4(g)	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4(h)	Indenture dated May 23, 2002 between SYSCO International, Co., SYSCO Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4(i)	Credit Agreement dated September 13, 2002 by and among SYSCO Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto, incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended September 28, 2002 (File No. 1-6544).

4(j)	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4(k)	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

10(a)†	Form of Stock Option Grant Agreement for issuance to executive officers under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).

NO.	DESCRIPTION
10(b)†	Form of 2006 Management Incentive Bonus Grant Agreement issued to Richard J. Schnieders, John K. Stubblefield, Jr., Larry J. Accardi, Kenneth F. Spitler, Kenneth J. Carrig and Larry G. Pulliam under the 2000 Management Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the fiscal year ended July 2, 2005 filed on September 15, 2005 (File No. 1-6544).

10(c)†	Form of 2006 Management Incentive Bonus Grant Agreement issued to Senior Vice Presidents of Operations under the 2000 Management Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the fiscal year ended July 2, 2005 filed on September 15, 2005 (File No. 1-6544).

*15(a)	Report from Ernst & Young LLP dated November 10, 2005, re: unaudited financial statements.

*15(b)	Acknowledgment letter from Ernst & Young LLP.

*18	Letter from Ernst & Young LLP re: change in accounting.

*31(a)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

*	Filed herewith.