Form 10-Q
period 2005-12-31
SYSCO CORP
filed 2006-02-09
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
619,315,728 shares of common stock were outstanding as of January 28, 2006.

		Page No.
	Part I. Financial Information

Item 1.	Financial Statements	1
Item 1A.	Risk Factors	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34

	Part II. Other Information

Item 1.	Legal Proceedings	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	38
Item 6.	Exhibits	38

Signatures		41
Sixth Amended Supplemental Executive Retirement Plan
Third Amended Executive Deferred Compensation Plan
2005 Board of Directors Deferred Compensation Plan
Form of Chief Executive Officer 2006 Supplemental Performance-Based Bonus Agreement
Form of Option Grant Agreement
Form of Restricted Stock Grant Agreement
Second Amendment to Second Amended Board of Directors Deferred Compensation Plan
Report from Ernst & Young LLP
Acknowledgment Letter from Ernst & Young LLP
CEO Certification pursuant to Section 302
CFO Certification pursuant to Section 302
CEO Certification pursuant to Section 906
CFO Certification pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

	Dec. 31, 2005	July 2, 2005	Jan. 1, 2005
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash	$253,938	$191,678	$152,926
Accounts and notes receivable, less allowances of $53,229, $29,604 and $55,713	2,360,132	2,284,033	2,167,931
Inventories	1,672,908	1,466,161	1,546,007
Prepaid expenses	65,273	59,914	64,714

Total current assets	4,352,251	4,001,786	3,931,578

Plant and equipment at cost, less depreciation	2,344,423	2,268,301	2,232,172

Other assets
Goodwill and intangibles, less amortization	1,346,228	1,284,459	1,258,716
Restricted cash	102,723	101,731	185,660
Prepaid pension cost	428,005	389,766	289,464
Other assets	236,557	221,859	203,297

Total other assets	2,113,513	1,997,815	1,937,137

Total assets	$8,810,187	$8,267,902	$8,100,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$31,814	$63,998	$67,153
Accounts payable	1,813,247	1,795,824	1,684,567
Accrued expenses	689,048	742,282	626,651
Income taxes	189,593	10,195	239,984
Deferred taxes	208,224	434,338	183,748
Current maturities of long-term debt	209,247	410,933	367,853

Total current liabilities	3,141,173	3,457,570	3,169,956

Other liabilities
Long-term debt	1,827,586	956,177	1,101,852
Deferred taxes	727,084	724,929	716,977
Other long-term liabilities	403,087	370,387	268,878

Total other liabilities	2,957,757	2,051,493	2,087,707

Contingencies

Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	470,274	389,053	364,738
Retained earnings	4,766,135	4,552,379	4,239,352
Other comprehensive income (loss)	21,980	(13,677)	52,813

	6,023,564	5,692,930	5,422,078
Less cost of treasury stock, 146,656,748, 136,607,370 and 128,629,507 shares	3,312,307	2,934,091	2,578,854

Total shareholders’ equity	2,711,257	2,758,839	2,843,224

Total liabilities and shareholders’ equity	$8,810,187	$8,267,902	$8,100,887

Note: The July 2, 2005 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

	26-Week Period Ended		13-Week Period Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Sales	$15,981,545	$14,863,182	$7,971,061	$7,331,257

Costs and expenses
Cost of sales	12,915,546	12,028,446	6,434,753	5,933,515
Operating expenses	2,348,125	2,060,331	1,171,469	1,004,919
Interest expense	51,473	35,465	29,227	17,766
Other, net	(5,335)	(3,662)	(2,220)	(1,693)

Total costs and expenses	15,309,809	14,120,580	7,633,229	6,954,507

Earnings before income taxes and cumulative effect of accounting change	671,736	742,602	337,832	376,750
Income taxes	268,344	284,045	133,650	144,107

Earnings before cumulative effect of accounting change	403,392	458,557	204,182	232,643
Cumulative effect of accounting change	9,285	—	—	—

Net earnings	$412,677	$458,557	$204,182	$232,643

Earnings before cumulative effect of accounting change:
Basic earnings per share	$0.65	$0.72	$0.33	$0.36
Diluted earnings per share	0.64	0.70	0.33	0.36

Net earnings:
Basic earnings per share	0.66	0.72	0.33	0.36
Diluted earnings per share	0.65	0.70	0.33	0.36

Average shares outstanding	623,470,638	638,403,789	620,137,592	638,638,789
Diluted shares outstanding	631,396,186	652,448,434	627,147,814	652,993,142

Dividends declared per common share	$0.32	$0.28	$0.17	$0.15
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	26-Week Period Ended
	Dec. 31, 2005	Jan. 1, 2005
Operating activities:
Net earnings	$412,677	$458,557
Add non-cash items:
Cumulative effect of accounting change	(9,285)	—
Share-based compensation expense	74,168	11,697
Depreciation and amortization	169,558	150,294
Deferred tax provision	261,766	265,289
Provision for losses on receivables	16,654	15,019
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(57,632)	32,612
(Increase) in inventories	(193,578)	(123,510)
(Increase) in prepaid expenses	(4,716)	(9,378)
(Decrease) increase in accounts payable	(8,753)	(78,330)
(Decrease) in accrued expenses	(30,287)	(119,306)
(Decrease) in accrued income taxes	(311,809)	(224,079)
(Increase) in other assets	(18,001)	(7,689)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	9,534	(9,453)
Excess tax benefits from share-based compensation Arrangements	(3,080)	—

Net cash provided by operating activities	307,216	361,723

Investing activities:
Additions to plant and equipment	(232,790)	(205,585)
Proceeds from sales of plant and equipment	12,822	7,331
Acquisition of businesses, net of cash acquired	(54,776)	(33,439)
Increase in restricted cash	(992)	(16,334)

Net cash used for investing activities	(275,736)	(248,027)

Financing activities:
Bank and commercial paper repayments	(32,184)	(6,881)
Other debt borrowings	667,497	68,973
Cash paid for termination of interest rate swap	(21,196)	—
Common stock reissued from treasury	76,215	103,168
Treasury stock purchases	(473,181)	(154,858)
Dividends paid	(188,159)	(166,234)
Excess tax benefits from share-based compensation arrangements	3,080	—

Net cash provided by (used for) financing activities	32,072	(155,832)

Effect of exchange rates on cash	(1,292)	(4,644)

Net increase (decrease) in cash	62,260	(46,780)
Cash at beginning of period	191,678	199,706

Cash at end of period	$253,938	$152,926

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$47,664	$34,841
Income taxes	313,493	237,694
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation
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
Beginning in fiscal 2006, SYSCO changed the measurement date for the pension and other postretirement benefit plans from fiscal year-end to May 31st, which represents a change in accounting. The one-month acceleration of the measurement date will allow additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting resulted in an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax.

Pro forma net earnings and earnings per share adjusted for the effect of retroactive application of the change in measurement date on net pension costs, net of tax, are as follows:

	26-Week Period Ended	13-Week Period Ended
	Jan. 1, 2005	Jan. 1, 2005
Reported net earnings	$458,557,000	$232,643,000
Retroactive effect, net of tax	2,891,000	1,445,000

Pro forma net earnings	$461,448,000	$234,088,000

Basic earnings per share:
Reported net earnings	$0.72	$0.36
Retroactive effect, net of tax	—	0.01

Pro forma net earnings	$0.72	$0.37

Diluted earnings per share:
Reported net earnings	$0.70	$0.36
Retroactive effect, net of tax	0.01	—

Pro forma net earnings	$0.71	$0.36

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	26-Week Period Ended		13-Week Period Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Numerator:
Earnings before cumulative effect of accounting change	$403,392,000	$458,557,000	$204,182,000	$232,643,000
Cumulative effect of accounting change	9,285,000	—	—	—

Net earnings	$412,677,000	$458,557,000	$204,182,000	$232,643,000

Denominator:
Weighted-average basic shares outstanding	623,470,638	638,403,789	620,137,592	638,638,789
Dilutive effect of employee and director stock options	7,925,548	14,044,645	7,010,222	14,354,353

Weighted-average diluted shares outstanding	631,396,186	652,448,434	627,147,814	652,993,142

Basic earnings per share:
Earnings before cumulative effect of accounting change	$0.65	$0.72	$0.33	$0.36
Cumulative effect of accounting change	0.01	—	—	—

Net earnings	$0.66	$0.72	$0.33	$0.36

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$0.64	$0.70	$0.33	$0.36
Cumulative effect of accounting change	0.01	—	—	—

Net earnings	$0.65	$0.70	$0.33	$0.36

The net reduction in average shares outstanding is primarily due to share repurchases. The net reduction in diluted shares outstanding is primarily due to share repurchases, the exclusion of certain options from the diluted share calculation due to their anti-dilutive effect and a modification of the treasury stock method calculation utilized to compute the dilutive effect of stock options as a result of the adoption of SFAS 123(R). This modification results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the Employees’ Stock Purchase Plan.
The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 23,000,000 and 29,000,000 for the first 26 weeks and second quarter of fiscal 2006, respectively. The number of options that were not included in the diluted earnings per share calculation for the comparable periods of fiscal 2005 was insignificant.
4.	Share-Based Compensation
Prior to July 3, 2005, SYSCO accounted for its stock option plans and its Employees’ Stock Purchase Plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the Employees’ Stock Purchase Plan. However, share-based compensation expense was recognized in periods prior to fiscal 2006 (and continues to be recognized) for stock issuances pursuant to the Management Incentive Plan and stock grants to non-employee directors. Share-based compensation was a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.
Effective July 3, 2005, SYSCO adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: a) compensation cost for all share-based payments granted through July 2, 2005, but for which the requisite service period had not been completed as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s earnings before income taxes and net earnings for the 26-week period ended December 31, 2005 were $64,810,000 and $56,949,000 lower, respectively, than if the company had continued to account for share-based compensation under APB 25. Basic and diluted earnings before the cumulative effect of the accounting change per share for the 26-week period ended December 31, 2005 would have been $0.74 and $0.73, respectively, if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings before the cumulative effect of the accounting change per share of $0.65 and $0.64, respectively.
As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s earnings before income taxes and net earnings for the 13-week period ended December 31, 2005 were $29,338,000 and $25,299,000 lower, respectively, than if the company had continued to account for share-based compensation under APB 25. Basic and diluted earnings before the cumulative effect of the accounting change per share for the 13-week period ended December 31, 2005 would have each been $0.37 if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings before the cumulative effect of the accounting change per share of $0.33 each.
The adoption of SFAS 123(R) results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the Employees’ Stock Purchase Plan. This is due to a modification required by SFAS 123(R) of the treasury stock method calculation utilized to compute the dilutive effect of stock options.
Prior to the adoption of SFAS 123(R), the company presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3,080,000 excess tax benefit classified as a financing cash inflow for the 26-week period ended December 31, 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).
SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and the 2005 Non-Employee Directors Stock Plan.
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
SYSCO has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding at December 31, 2005. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2004 Stock Option Plan. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.
SYSCO’s 2005 Non-Employee Directors Stock Plan was adopted in fiscal 2006 and reserves 550,000 shares of common stock for grants to non-employee directors in the form of options, stock grants, restricted stock units and dividend equivalents. In addition, options and unvested common shares also remained outstanding as of December 31, 2005 under previous non-employee director stock plans. No further grants will be made under these plans, as all future grants to non-employee directors will be made through the 2005 Non-Employee Directors Stock Plan. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.
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
In addition, certain of SYSCO’s options provide that if the optionee retires and meets certain age and years of service thresholds, the options continue to vest as if the optionee continued to be an employee. In these cases, for awards granted through July 2, 2005, SYSCO will recognize the compensation cost for such awards over the service period and accelerate any remaining unrecognized compensation cost when the employee retires. For awards granted subsequent to July 2, 2005, SYSCO will recognize compensation cost for such awards over the period from the grant date to the date the employee first becomes eligible to retire with the options continuing to vest after retirement.
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

	26-Week Period Ended	Fiscal Year
	December 31, 2005	2005
Dividend yield	1.40%	1.45%
Expected volatility	23%	22%
Risk-free interest rate	3.9%	3.4%
Expected term	5 years	5 years

The following summary presents information regarding outstanding options as of December 31, 2005 and changes during the 26-week period then ended with regard to options under all stock option plans:

			Weighted Average
	Shares	Weighted	Remaining	Aggregate
	Under	Average Exercise	Contractual	Intrinsic
	Option	Price Per Share	Term	Value

Outstanding at July 2, 2005	65,963,380	$27.82
Granted	4,859,000	32.99
Exercised	(2,453,337)	22.44
Forfeited	(574,254)	27.97
Expired	(116,356)	29.19

Outstanding at December 31, 2005	67,678,433	$28.38	6.00	$208,994,821

Vested or expected to vest at December 31, 2005	64,988,020	$28.26	5.98	$207,495,064

Exercisable at December 31, 2005	36,842,575	$26.33	5.61	$179,160,051

The weighted average grant-date fair value of options granted during the 26-week period ended December 31, 2005 and fiscal year 2005 was $7.83 and $7.12, respectively. The total intrinsic value of options exercised during the 26 weeks ended December 31, 2005 and fiscal year 2005 was $29,114,000 and $81,220,000, respectively.
Employees’ Stock Purchase Plan
SYSCO has an Employees’ Stock Purchase Plan which permits employees to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 5,824,489 remained available at December 31, 2005.
During the 26 weeks ended December 31, 2005, 910,623 shares of SYSCO common stock were purchased by plan participants. During fiscal 2005, 1,712,244 shares of SYSCO common stock were purchased by plan participants.
The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $5.03 during the 26-week period ended December 31, 2005 and $5.19 during fiscal 2005. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.
Management Incentive Compensation
SYSCO has a Management Incentive Plan that compensates key management personnel for specific performance achievements. The bonuses earned and expensed under this plan during a fiscal year are paid in the following fiscal year in both cash and stock, and a portion of the bonus may be deferred for payment in future years at the election of each participant. The stock awards under this plan immediately vest upon issuance; however, participants are restricted from selling, transferring, giving or otherwise conveying the shares for a period of two years from the date of issuance of such shares. The fair value of the stock issued under the Management Incentive Plan was based on the stock price less a 12% discount for post-vesting restrictions. The discount for post-vesting restrictions was estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period.

A total of 617,637 shares and 1,001,624 shares at a fair value of $36.25 and $34.80 were issued pursuant to this plan during the first quarter of fiscal 2006 and fiscal 2005, respectively, for bonuses earned in the preceding fiscal years.
Non-Employee Director Stock Grants
Each newly elected director is granted a one-time retainer award of 6,000 shares of SYSCO common stock under the 2005 Non-Employee Directors Stock Plan. These shares vest one-third every two years during a six-year period based on increases in earnings per share. In addition, there are one-time retainer awards outstanding under the Non-Employee Directors Stock Plan, which was replaced by the 2005 Non-Employee Directors Stock Plan. The total amount of unvested shares related to the one-time retainer awards as of December 31, 2005 and July 2, 2005 was not significant.
The 2005 Non-Employee Directors Stock Plan provides for the issuance of restricted stock. During the first 26 weeks of fiscal 2006, 27,000 shares of restricted stock were granted to non-employee directors. These shares will vest ratably over a three-year period.
All Share-Based Payment Arrangements
The total share-based compensation cost that has been recognized in results of operations was $74,168,000 and $11,697,000 for the first 26 weeks of fiscal 2006 and fiscal 2005, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $11,370,000 and $4,416,000 for the first 26 weeks of fiscal 2006 and fiscal 2005, respectively.
The total share-based compensation cost that has been recognized in results of operations was $32,888,000 and $3,691,000 for the second quarter of fiscal 2006 and fiscal 2005, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $5,370,000 and $1,393,000 for the second quarter of fiscal 2006 and fiscal 2005, respectively.
As of December 31, 2005, there was $161,988,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.80 years.
Cash received from option exercises was $52,530,000 and $48,570,000 during the first 26 weeks of fiscal 2006 and fiscal 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $7,207,000 and $6,635,000 during the first 26 weeks of fiscal 2006 and fiscal 2005, respectively.

Pro Forma Net Earnings
The following table provides pro forma net earnings and earnings per share had SYSCO applied the fair value method of SFAS 123 for the 26- and 13-week periods ended January 1, 2005:

	26-Week Period Ended	13-Week Period Ended
	Jan. 1, 2005	Jan. 1, 2005
Net earnings:
Reported net earnings	$458,557,000	$232,643,000
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects (1)	7,281,000	2,298,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51,271,000)	(24,293,000)

Pro forma net earnings	$414,567,000	$210,648,000

Basic earnings per share:
Reported basic earnings per share	$0.72	$0.36
Pro forma basic earnings per share	0.65	0.33
Diluted earnings per share:
Reported diluted earnings per share	$0.70	$0.36
Pro forma diluted earnings per share	0.64	0.32

(1)	Amount represents the after-tax compensation cost for stock grants.
The pro forma presentation includes only options granted after 1995. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years.
5. Employee Benefit Plans
The components of net benefit cost for the 26-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Service cost	$50,014,000	$40,642,000	$256,000	$239,000
Interest cost	41,802,000	36,913,000	236,000	244,000
Expected return on plan assets	(52,088,000)	(41,306,000)	—	—
Amortization of prior service cost	2,466,000	880,000	101,000	101,000
Recognized net actuarial loss (gain)	23,102,000	16,302,000	(8,000)	—
Amortization of net transition obligation	—	—	76,000	77,000

Net periodic benefit cost	$65,296,000	$53,431,000	$661,000	$661,000

The components of net benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Service cost	$25,007,000	$20,320,000	$128,000	$119,000
Interest cost	20,901,000	18,457,000	118,000	122,000
Expected return on plan assets	(26,044,000)	(20,653,000)	—	—
Amortization of prior service cost	1,233,000	440,000	51,000	51,000
Recognized net actuarial loss (gain)	11,551,000	8,151,000	(4,000)	—
Amortization of net transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$32,648,000	$26,715,000	$331,000	$330,000

SYSCO’s contributions to its defined benefit plans were $69,117,000 and $83,048,000 during the 26-week periods ended December 31, 2005 and January 1, 2005, respectively.
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
In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. There were no escrowed funds released to sellers during the first 26 weeks of fiscal 2006.
A summary of restricted cash balances appears below:

	Dec. 31, 2005	July 2, 2005	Jan. 1, 2005
Funds deposited in insurance trusts	$81,402,000	$80,410,000	$163,663,000
Escrow funds related to acquisitions	21,321,000	21,321,000	21,997,000

Total	$102,723,000	$101,731,000	$185,660,000

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
In September 2005, in conjunction with the issuance of the 5.375% senior notes, SYSCO settled a $350,000,000 notional amount forward-starting interest rate swap which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the debt issuance due to changes in the benchmark interest rate. See Note 9 for further discussion.
In November 2005, SYSCO and one of its subsidiaries, SYSCO International, Co., entered into a new revolving credit facility to support the company’s U.S. and Canadian commercial paper programs. The $500,000,000 facility, which may be increased up to $1,000,000,000 at the option of the company, terminates on November 4, 2010, subject to extension. The new facility replaces the $450,000,000 (U.S. dollar) and $100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated. Since this long-term facility supports the company’s commercial paper programs, up to $500,000,000 of commercial paper issuances outstanding are classified as long-term debt.
As of December 31, 2005, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $145,000,000. There were no outstanding borrowings on these lines of credit as of December 31, 2005.
As of December 31, 2005, SYSCO’s outstanding borrowings under its commercial paper programs were $530,875,000. During the 26-week period ended December 31, 2005, commercial paper and short-term bank borrowings ranged from approximately $126,846,000 to $696,950,000.
Included in current maturities of long-term debt at December 31, 2005 are the 7.0% Senior Notes due May 2006 totaling $200,000,000. It is the company’s intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.
8. Acquisitions
During the first 26 weeks of fiscal 2006, the company issued 24,527 shares with a value of $700,000 for contingent consideration related to operations acquired in previous fiscal years.
Acquisitions of businesses are accounted for using the purchase method of accounting and the financial statements of SYSCO include the results of the acquired companies from the respective dates they joined SYSCO. Acquisitions in the periods presented were immaterial, individually and in the aggregate, to the consolidated financial statements.
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

Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained. Aggregate contingent consideration amounts outstanding as of December 31, 2005 included approximately 1,035,000 shares and $119,850,000 in cash, which, if distributed, could result in recording up to $141,110,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.
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
10. Income Taxes
Reflected in the changes in the net deferred tax liability and prepaid/accrued income tax balances from July 2, 2005 to December 31, 2005 is the reclassification of deferred tax liabilities related to supply chain distributions to accrued income taxes. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.
The effective tax rate for the first 26 weeks of fiscal 2006 was 39.95%, an increase from the effective tax rate of 38.25% for the first 26 weeks of fiscal 2005. The effective tax rate for the second quarter of fiscal 2006 was 39.56%, an increase from the effective tax rate of 38.25% for the second quarter of fiscal 2005. The increase in the effective tax rate was primarily due to the adoption of SFAS 123(R) which is discussed in Note 4. SYSCO recorded a tax benefit of $11,370,000, or 15.3% of the total $74,168,000 in share-based compensation expense recorded in the 26-week period ended December 31, 2005. SYSCO recorded a tax benefit of $5,370,000, or 16.3% of the total $32,888,000 in share-based compensation expense recorded in the 13-week period ended December 31, 2005.
SYSCO’s option grants include options which qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options is the primary reason for the company’s increased effective tax rate in fiscal 2006 and may cause variability in the company’s effective tax rate in future periods. In the period the compensation cost related to incentive stock options is recorded, a corresponding tax benefit is not recorded as it is assumed that the company will not receive a tax deduction upon the sale of such incentive stock options. The company may be eligible for tax deductions in subsequent periods to the extent that there is a disqualifying disposition of the incentive stock option. In such cases, the company would record a tax benefit related to the tax deduction in an amount not to exceed the corresponding cumulative compensation cost recorded in the financial statements on the particular options multiplied by the statutory tax rate.
The determination of the company’s overall effective tax rate requires the use of estimates. The effective tax rate reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Canadian federal and provincial, jurisdictions. Jurisdictional tax law changes, increases/decreases in permanent differences between book and tax items, tax credits and the company’s change in earnings from these taxing jurisdictions all affect the overall effective tax rate.
11. Comprehensive Income
Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity. The following table provides a summary of the components of other comprehensive income for the periods presented:

	26-Week Period Ended		13-Week Period Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Net earnings	$412,677,000	$458,557,000	$204,182,000	$232,643,000
Foreign currency translation adjustment	28,474,000	35,173,000	(37,000)	18,660,000
Change in fair value of forward-starting interest rate swap, net of tax	7,064,000	—	—	—
Amortization of cash flow hedge, net of tax	119,000	—	107,000	—

Comprehensive income	$448,334,000	$493,730,000	$204,252,000	$251,303,000

12. Contingencies
SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.
13. Business Segment Information
The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of the chain restaurant customer locations. “Other” financial information is attributable to the company’s other segments, including the company’s specialty produce, custom-cut meat, and lodging industry products segments. The Asian cuisine foodservice operations, previously classified in “Other,” have been moved to the Broadline segment beginning with the fiscal quarter ended December 31, 2005. All corresponding items in prior periods have been restated to reflect this change. The company’s Canadian operations are not significant for geographical disclosure purposes.
Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that eliminate upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company.

	26-Week Period Ended		13-Week Period Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Sales (in thousands):
Broadline	$12,671,189	$12,009,666	$6,288,335	$5,881,372
SYGMA	2,129,995	1,857,201	1,070,214	941,421
Other	1,368,529	1,158,762	714,187	593,028
Intersegment sales	(188,168)	(162,447)	(101,675)	(84,564)

Total	$15,981,545	$14,863,182	$7,971,061	$7,331,257

	26-Week Period Ended		13-Week Period Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Earnings before income taxes and cumulative effect of accounting change (in thousands):
Broadline	$747,210	$729,287	$370,699	$360,092
SYGMA	1,026	7,634	1,739	3,871
Other	53,582	40,533	31,006	23,315

Total segments	801,818	777,454	403,444	387,278
Unallocated corporate expenses	(130,082)	(34,852)	(65,612)	(10,528)

Total	$671,736	$742,602	$337,832	$376,750

	Dec. 31, 2005	July 2, 2005	Jan. 1, 2005
Assets (in thousands):
Broadline	$5,181,944	$4,885,175	$4,968,703
SYGMA	368,723	301,729	284,235
Other	726,130	636,549	587,483

Total segments	6,276,797	5,823,453	5,840,421
Corporate	2,533,390	2,444,449	2,260,466

Total	$8,810,187	$8,267,902	$8,100,887

The company does not allocate share-based compensation related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors and corporate officers. The increase in unallocated corporate expenses in fiscal 2006 over fiscal 2005 is primarily attributable to these items. See further discussion of Share-Based Compensation in Note 4.

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

	Condensed Consolidating Balance Sheet
	December 31, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$200,162	$12	$4,152,077	$—	$4,352,251
Investment in subsidiaries	10,581,888	304,541	139,897	(11,026,326)	—
Plant and equipment, net	128,456	—	2,215,967	—	2,344,423
Other assets	746,014	—	1,367,499	—	2,113,513

Total assets	$11,656,520	$304,553	$7,875,440	$(11,026,326)	$8,810,187

Current liabilities	$458,886	$32,886	$2,649,401	$—	$3,141,173
Intercompany payables (receivables)	6,440,775	23,961	(6,464,736)	—	—
Long-term debt	1,582,053	199,592	45,941	—	1,827,586
Other liabilities	552,753	—	577,418	—	1,130,171
Shareholders’ equity	2,622,053	48,114	11,067,416	(11,026,326)	2,711,257

Total liabilities and shareholders’ equity	$11,656,520	$304,553	$7,875,440	$(11,026,326)	$8,810,187

	Condensed Consolidating Balance Sheet — July 2, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$156,812	$32	$3,844,942	$—	$4,001,786
Investment in subsidiaries	9,979,188	283,033	164,218	(10,426,439)	—
Plant and equipment, net	120,800	—	2,147,501	—	2,268,301
Other assets	698,283	—	1,299,532	—	1,997,815

Total assets	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

Current liabilities	$696,995	$34,330	$2,726,245	$—	$3,457,570
Intercompany payables (receivables)	6,342,306	10,546	(6,352,852)	—	—
Long-term debt	709,452	199,560	47,165	—	956,177
Other liabilities	508,221	—	587,095	—	1,095,316
Shareholders’ equity	2,698,109	38,629	10,448,540	(10,426,439)	2,758,839

Total liabilities and shareholders’ equity	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

	Condensed Consolidating Balance Sheet
	January 1, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$97,392	$14	$3,834,172	$—	$3,931,578
Investment in subsidiaries	9,253,746	289,461	155,062	(9,698,269)	—
Plant and equipment, net	131,032	—	2,101,140	—	2,232,172
Other assets	663,434	—	1,273,703	—	1,937,137

Total assets	$10,145,604	$289,475	$7,364,077	$(9,698,269)	$8,100,887

Current liabilities	$610,576	$64,344	$2,495,036	$—	$3,169,956
Intercompany payables (receivables)	5,535,449	22,950	(5,558,399)	—	—
Long-term debt	851,729	199,528	50,595	—	1,101,852
Other liabilities	378,172	—	607,683	—	985,855
Shareholders’ equity	2,769,678	2,653	9,769,162	(9,698,269)	2,843,224

Total liabilities and shareholders’ equity	$10,145,604	$289,475	$7,364,077	$(9,698,269)	$8,100,887

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 31, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$15,981,545	$—	$15,981,545
Cost of sales	—	—	12,915,546	—	12,915,546
Operating expenses	118,894	67	2,229,164	—	2,348,125
Interest expense (income)	176,344	5,373	(130,244)	—	51,473
Other, net	(1,232)	—	(4,103)	—	(5,335)

Total costs and expenses	294,006	5,440	15,010,363	—	15,309,809

Earnings (losses) before income taxes and cumulative effect of accounting change	(294,006)	(5,440)	971,182	—	671,736
Income tax (benefit) provision	(93,810)	(2,040)	364,194	—	268,344
Equity in earnings of subsidiaries	603,588	4,148	—	(607,736)	—

Net earnings before cumulative effect of accounting change	403,392	748	606,988	(607,736)	403,392
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$412,677	$748	$606,988	$(607,736)	$412,677

	Condensed Consolidating Results of Operations
	26-Week Period Ended January 1, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$14,863,182	$—	$14,863,182
Cost of sales	—	—	12,028,446	—	12,028,446
Operating expenses	33,719	58	2,026,554	—	2,060,331
Interest expense (income)	149,518	5,378	(119,431)	—	35,465
Other, net	(160)	—	(3,502)	—	(3,662)

Total costs and expenses	183,077	5,436	13,932,067	—	14,120,580

Earnings (losses) before income taxes...........................	(183,077)	(5,436)	931,115	—	742,602
Income tax (benefit) provision	(70,027)	(2,079)	356,151	—	284,045
Equity in earnings of Subsidiaries	571,607	3,772	—	(575,379)	—

Net earnings	$458,557	$415	$574,964	$(575,379)	$458,557

	Condensed Consolidating Results of Operations
	13-Week Period Ended December 31, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$7,971,061	$—	$7,971,061
Cost of sales	—	—	6,434,753	—	6,434,753
Operating expenses	59,228	39	1,112,202	—	1,171,469
Interest expense (income)	91,686	2,156	(64,615)	—	29,227
Other, net	(555)	—	(1,665)	—	(2,220)

Total costs and expenses	150,359	2,195	7,480,675	—	7,633,229

Earnings (losses) before income taxes	(150,359)	(2,195)	490,386	—	337,832
Income tax (benefit) provision	(49,423)	(823)	183,896	—	133,650
Equity in earnings of Subsidiaries	305,118	920	—	(306,038)	—

Net earnings (loss)	$204,182	$(452)	$306,490	$(306,038)	$204,182

	Condensed Consolidating Results of Operations
	13-Week Period Ended January 1, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$7,331,257	$—	$7,331,257
Cost of sales	—	—	5,933,515	—	5,933,515
Operating expenses	10,010	29	994,880	—	1,004,919
Interest expense (income)	75,392	2,314	(59,940)	—	17,766
Other, net	5	—	(1,698)	—	(1,693)

Total costs and expenses	85,407	2,343	6,866,757	—	6,954,507

Earnings (losses) before income taxes	(85,407)	(2,343)	464,500	—	376,750
Income tax (benefit) provision	(32,668)	(896)	177,671	—	144,107
Equity in earnings of Subsidiaries	285,382	1,244	—	(286,626)	—

Net earnings (loss)	$232,643	$(203)	$286,829	$(286,626)	$232,643

		Condensed Consolidating Cash Flows
		26-Week Period Ended December 31, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(78,810)	$(3,640)	$389,666	$307,216
Investing activities	(20,588)	—	(255,148)	(275,736)
Financing activities	36,283	(1,152)	(3,059)	32,072
Effect of exchange rate on cash	—	—	(1,292)	(1,292)
Intercompany activity	101,283	4,792	(106,075)	—

Net increase in cash	38,168	—	24,092	62,260
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$163,916	$—	$90,022	$253,938

		Condensed Consolidating Cash Flows
		26-Week Period Ended January 1, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(63,840)	$(3,260)	$428,823	$361,723
Investing activities	(43,126)	—	(204,901)	(248,027)
Financing activities	(143,841)	(10,649)	(1,342)	(155,832)
Effect of exchange rate on cash	—	—	(4,644)	(4,644)
Intercompany activity	236,679	13,909	(250,588)	—

Net decrease in cash	(14,128)	—	(32,652)	(46,780)
Cash at the beginning of the period	87,507	—	112,199	199,706

Cash at the end of the period	$73,379	$—	$79,547	$152,926

Item 1A. Risk Factors
There have not been any significant changes to the company’s risk factors as discussed in the company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.
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
Highlights
Sales increased 7.5% for the first 26 weeks and 8.7% for the second quarter of fiscal 2006 over the comparable prior year periods. Gross margins as a percentage of sales were 19.2% for the first 26 weeks and 19.3% for the second quarter of fiscal 2006, which was an improvement over the comparable prior year periods, driven by both customer pricing increases and lower overall product costs. Operating expenses as a percentage of sales for the first 26 weeks and second quarter of fiscal 2006 increased from the comparable prior year periods, primarily due to incremental share-based compensation expense; increased fuel costs; increased pension costs; a smaller gain in the cash surrender value of corporate owned life insurance; additional expenses incurred to serve existing customers as well as some competitors’ customers who were affected by Hurricanes Katrina and Rita; and the ongoing investment in the National Supply Chain project. Primarily as a result of these factors, net earnings before the cumulative effect of accounting change decreased 12.0% for the first 26 weeks and 12.2% for the second quarter of fiscal 2006 over the comparable prior year periods.
In fiscal 2006, SYSCO adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) utilizing the modified-prospective transition method under which prior period results have not been restated. The results of operations for the first 26 weeks of fiscal 2006 include incremental share-based compensation cost over what would have been recorded had the company continued to account for share-based compensation under APB 25 of $64,810,000 ($56,949,000, net of tax), or approximately $0.09 per share. The results of operations for the second quarter of fiscal 2006 include incremental share-based compensation cost of $29,338,000 ($25,299,000, net of tax), or approximately $0.04 per share.
In the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefit plans to assist the company in meeting accelerated SEC filing dates, which increased net earnings for the first 26 weeks of fiscal 2006 by $9,285,000, net of tax.
Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and the efforts of the company’s marketing associates contributed to the sales growth in the first 26 weeks and second quarter of fiscal 2006. Management also believes that general economic conditions, including fuel costs and their impact on consumer spending, can have an impact on SYSCO’s sales growth. In the first quarter of fiscal 2006, increased fuel costs had a negative impact on consumer spending and thereby SYSCO’s sales growth. In the second quarter of fiscal 2006, fuel costs moderated and thus management believes fuel costs did not have a significant impact on SYSCO’s sales growth. These economic conditions may continue to be a factor to SYSCO’s sales growth in future periods.
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
The company estimates that it serves about 14% of an approximately $210 billion annual market that includes the North American foodservice and hotel amenity, furniture and textile markets. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially since that time.
General economic conditions and consumer confidence can affect the frequency and amount spent by consumers for food-prepared-away-from-home and in turn can impact SYSCO’s sales. SYSCO historically has grown at a faster rate than the overall industry and has grown its market share in this fragmented industry.
The company intends to continue to expand its market share and grow earnings through strategies which include:
•	Sales growth: The company plans to grow sales by gaining an increased share of products purchased by existing customers, development of new customers, the use of foldouts (new operating companies created in established markets previously served by other SYSCO operating companies) and a disciplined acquisition program. The company uses market information to estimate the potential sales and profitability of new and existing customers. Marketing resources, SYSCO Brand products and value-added services provided by SYSCO can be custom-tailored to the purchasing needs of customers. Additionally, the investment of resources in any particular account can be made in proportion to the account’s potential profitability.

•	Brand management: SYSCO Brand products are manufactured by suppliers to meet the company’s product specifications using strict quality assurance standards. Management believes that SYSCO Brand products generally provide higher profitability than national brand products to the company. Management believes that SYSCO Brand products also provide a greater value to customers and differentiate the company from its competitors.

•	Productivity gains: The company’s investment in warehousing and transportation technology and the implementation of best business practices allows SYSCO to leverage operating expenses relative to sales growth.

•	Sales force effectiveness: The company invests in the development and expansion of its customer contact resources by hiring additional customer contact personnel through targeted recruiting, hiring and promotion practices, effective use of training programs and improved compensation systems. Expanded business review and business development functions allow the sales force to strengthen customer relationships and increase sales.

•	Supply chain management: The company’s National Supply Chain project and related organization is being developed to reduce total supply chain costs, operating costs and working capital requirements of the company.
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
Management estimates that the additional expenses, net of related benefits, related to the National Supply Chain project had a negative impact of approximately $24 million and $14 million, respectively, on earnings before income taxes during the first 26 weeks and second quarter of fiscal 2006. At the end of the first quarter of fiscal 2006, the Northeast RDC was shipping at approximately fifty percent of full ramp-up case volume. Management identified a number of operational changes that they believe will make the Northeast RDC more efficient and held case volumes constant during the second quarter of fiscal 2006 while these changes were being implemented. In February 2006, additional case volume will begin to flow through the Northeast RDC. Management’s previous estimate (provided as of the end of fiscal 2005) of the financial impact of the National Supply Chain project was predicated on expectations that the Northeast RDC would achieve full ramp-up of case volume in January 2006. Management now estimates that the majority of full ramp-up case volume will be reached by the end of fiscal year 2006 and, consequently, the previous estimate (provided as of the end of fiscal 2005) regarding the National Supply Chain project being a half-cent accretive to flat to earnings per share for fiscal 2006 will not be achieved. Management continues to believe that the long-term economic objectives of the project will be achieved. The long-term related benefits expected to be realized from the National Supply Chain project will be reflected in the sales, cost of sales, operating expenses and interest expense line items in the Results of Operations statement.
In January 2006, SYSCO completed the purchase of land in Alachua, Florida for the future site of its second RDC which will service the company’s five broadline operating companies in Florida. Construction of this facility is expected to be completed within the next 14 to 16 months. As the construction process begins in Florida, management is examining sites for a Midwestern RDC in Illinois, Indiana or Michigan.

Results of Operations
The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	26-Week Period Ended		13-Week Period Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Sales	100.0%	100.0%	100.0%	100.0%

Costs and Expenses
Cost of sales	80.8	80.9	80.7	80.9
Operating expenses	14.7	13.9	14.7	13.8
Interest expense	0.3	0.2	0.4	0.2
Other, net	0.0	0.0	0.0	0.0

Total costs and expenses	95.8	95.0	95.8	94.9

Earnings before income taxes and cumulative effect of accounting change	4.2	5.0	4.2	5.1
Income taxes	1.7	1.9	1.6	1.9

Earnings before cumulative effect of accounting change	2.5	3.1	2.6	3.2
Cumulative effect of accounting change	0.1	—	—	—

Net earnings	2.6%	3.1%	2.6%	3.2%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	26-Week Period	13-Week Period
Sales	7.5%	8.7%
Costs and Expenses Cost of sales	7.4	8.4
Operating expenses	14.0	16.6
Interest expense	45.1	64.5
Other, net	45.7	31.1

Total costs and expenses	8.4	9.8

Earnings before income taxes and cumulative effect of accounting change	(9.5)	(10.3)
Income taxes	(5.5)	(7.3)

Earnings before cumulative effect of accounting change	(12.0)	(12.2)
Cumulative effect of accounting change	—	—

Net earnings	(10.0)%	(12.2)%

Earnings before cumulative effect of accounting change:
Basic earnings per share	(9.7)%	(8.3)%
Diluted earnings per share	(8.6)	(8.3)
Net earnings:
Basic earnings per share	(8.3)	(8.3)
Diluted earnings per share	(7.1)	(8.3)
Average shares outstanding	(2.3)	(2.9)
Diluted shares outstanding	(3.2)	(4.0)

Sales
Sales increased 7.5% for the first 26 weeks and 8.7% for the second quarter of fiscal 2006 over the comparable periods of the prior year. Acquisitions contributed 1.2% to the overall sales growth rate for the first 26 weeks of fiscal 2006 and 1.3% for the second quarter of fiscal 2006. Estimated product cost increases, an internal measure of inflation, were 0.4% during the first 26 weeks and 0.6% during the second quarter of fiscal 2006, as compared to 4.7% during the first 26 weeks and 3.8% during the second quarter of fiscal 2005. Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and the efforts of the company’s marketing associates contributed to the sales growth in the first 26 weeks and second quarter of fiscal 2006. The number of customer contact personnel has increased approximately 3% since the end of fiscal 2005.
Cost of Sales
Cost of sales as a percentage of sales was 80.8% for the first 26 weeks and 80.7% for the second quarter of fiscal 2006, as compared to 80.9% for the first 26 weeks and for the second quarter of fiscal 2005. The improvement in gross margins as a percentage of sales was driven by both customer pricing increases and lower overall product costs. In addition, management believes that product cost increases in past periods had the impact of reducing gross margins as a percentage of sales over comparable prior year periods, as gross profit dollars were earned on a higher sales dollar base. As estimated product cost increases were 0.4% during the first 26 weeks and 0.6% during the second quarter of fiscal 2006, management believes that this did not have a material impact on the comparison of gross margins as a percentage of sales between the first 26 weeks of fiscal 2006 and the first 26 weeks of fiscal 2005 or the second quarter of fiscal 2006 and the second quarter of fiscal 2005.
Operating Expenses
Operating expenses were 14.7% of sales for the first 26 weeks and the second quarter of fiscal 2006, as compared to 13.9% and 13.8% for the comparable periods in the prior year. The increase in operating expenses as a percentage of sales was primarily attributable to incremental share-based compensation; increased fuel costs; increased pension costs; a smaller gain in the cash surrender value of corporate owned life insurance; additional expenses incurred to serve existing customers as well as some competitors’ customers who were affected by Hurricanes Katrina and Rita; and the continued investment in the National Supply Chain project.
Operating expenses for the first 26 weeks and second quarter of fiscal 2006 include incremental share-based compensation cost of $64,810,000 and $29,338,000, respectively, resulting from the adoption of SFAS 123(R) (See Note 4 to the consolidated financial statements). Fuel costs increased approximately $27,600,000 in the first 26 weeks and $13,100,000 in the second quarter of fiscal 2006 over the comparable prior year periods. Net pension costs increased $11,865,000 in the first 26 weeks and $5,933,000 in the second quarter of fiscal 2006 over the comparable periods of fiscal 2005. SYSCO recognized income, as a reduction of operating expenses, of $8,126,000 in the first 26 weeks and $3,518,000 in the second quarter of fiscal 2006 to adjust the carrying value of life insurance assets to their cash surrender value. This compared to the recognition in income of $14,195,000 in the first 26 weeks and $14,281,000 in the second quarter of fiscal 2005.
Management estimates that the additional expenses, net of related benefits, related to the National Supply Chain project had a negative impact of approximately $24 million and $14 million, respectively, on earnings before income taxes during the first 26 weeks and second quarter of fiscal 2006. The long-term related benefits expected to be realized from the National Supply Chain project will be reflected in the sales, cost of sales, operating expenses and interest expense line items in the Results of Operations statement.
Management believes that product cost increases in past periods also had the impact of reducing operating expenses as a percentage of sales over comparable prior year periods. As estimated product cost increases were 0.4% during the first 26 weeks and 0.6% during the second quarter of fiscal 2006, management believes that this did not have a material impact on the comparison of operating expenses as a percentage of sales between the first 26 weeks of fiscal 2006 and the first 26 weeks of fiscal 2005 or the second quarter of fiscal 2006 and the second quarter of fiscal 2005.
Incremental share-based compensation cost for fiscal 2006 is estimated to be approximately $90,000,000 to $110,000,000, net of tax, or approximately $0.14 to $0.17 in diluted earnings per share. Net pension costs for fiscal 2006 are expected to increase $23,700,000 over fiscal 2005.
Interest Expense
The increase in interest expense in the first 26 weeks and second quarter of fiscal 2006 over the comparable periods in fiscal 2005 was due to a combination of increased borrowing rates and increased borrowing levels.
Commercial paper and short-term bank borrowing rates have increased over the comparable prior year period. Effective borrowing rates on long-term debt have also increased over the comparable prior year period. In fiscal 2005, effective borrowing rates on long-term debt were lowered through the use of fixed-to-floating interest rate swaps.
Higher overall borrowing levels are a result of the level of share repurchases, increased working capital requirements driven primarily by sales growth and continued capital investments in the form of additions to plant and equipment and acquisitions of new businesses.
Management estimates that interest expense for fiscal 2006 will be approximately $100 million.
Income Taxes
The effective tax rate for the first 26 weeks of fiscal 2006 was 39.95%, an increase from the effective tax rate of 38.25% for the first 26 weeks of fiscal 2005. The effective tax rate for the second quarter of fiscal 2006 was 39.56%, an increase from the effective tax rate of 38.25% for the second quarter of fiscal 2005. The increase in the effective tax rate was primarily due to the adoption of SFAS 123(R) which is discussed in Note 4 and Note 10 to the consolidated financial statements. SYSCO recorded a tax benefit of $11,370,000, or 15.3% of the total $74,168,000 in share-based compensation expense recorded in the 26-week period ended December 31, 2005. SYSCO recorded a tax benefit of $5,370,000, or 16.3% of the total $32,888,000 in share-based compensation expense recorded in the 13-week period ended December 31, 2005.

Net Earnings
Net earnings decreased 10.0% in the first 26 weeks and 12.2% in the second quarter of fiscal 2006 over the comparable periods of the prior year. The decrease was due primarily to the factors discussed above. In addition, in the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings for the first 26 weeks of fiscal 2006 by $9,285,000, net of tax.
Earnings Per Share
Basic earnings per share and diluted earnings per share decreased 8.3% and 7.1%, respectively, in the first 26 weeks and 8.3% in the second quarter of fiscal 2006 over the comparable periods of the prior year. These decreases were due primarily to the result of factors discussed above, partially offset by a net reduction in shares outstanding. The net reduction in average shares outstanding is primarily due to share repurchases. The net reduction in diluted shares outstanding is primarily due to share repurchases, the exclusion of certain options from the diluted share calculation due to their anti-dilutive effect and a modification of the treasury stock method calculation utilized to compute the dilutive effect of stock options as a result of the adoption of SFAS 123(R). This modification results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the Employees’ Stock Purchase Plan.
Segment Results
The following table sets forth the change in the selected financial data of each of the company’s reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 13, Business Segment Information:

	26-Week Period		13-Week Period
		Earnings before		Earnings before
	Sales	taxes	Sales	taxes
Broadline	5.5%	2.5%	6.9%	2.9%
SYGMA	14.7	(86.6)	13.7	(55.1)
Other	18.1	32.2	20.4	33.0

The following table sets forth sales and earnings before income taxes of each of the company’s reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 13, Business Segment Information:

	26-Week Period Ended
	Dec. 31, 2005		Jan. 1, 2005
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	79.3%	111.2%	80.8%	98.2%
SYGMA	13.3	0.2	12.5	1.0
Other	8.6	8.0	7.8	5.5
Intersegment sales	(1.2)	—	(1.1)	—
Unallocated corporate expenses	—	(19.4)	—	(4.7)

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	Dec. 31, 2005		Jan. 1, 2005
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	78.9%	109.7%	80.2%	95.6%
SYGMA	13.4	0.5	12.8	1.0
Other	9.0	9.2	8.1	6.2
Intersegment sales	(1.3)	—	(1.1)	—
Unallocated corporate expenses	—	(19.4)	—	(2.8)

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment
Acquisitions contributed 0.2% to the overall sales growth rate for the Broadline segment for the first 26 weeks and the second quarter of fiscal 2006. The sales increases were primarily due to increased sales to marketing associate-served customers and multi-unit customers. Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and the efforts of the company’s marketing associates contributed to the sales growth in the first 26 weeks and second quarter of fiscal 2006. Marketing associate-served sales as a percentage of broadline sales in the U.S. were 54.2% and 53.3% for the first 26 weeks and second quarter of fiscal 2006, respectively, as compared to 53.9% and 53.1%, respectively, for the comparable prior year periods. SYSCO Brand sales as a percentage of broadline sales in the U.S. were 48.6% and 48.2% for the first 26 weeks and the second quarter of fiscal 2006, respectively, as compared to 49.9% and 49.7%, respectively, for the comparable prior year periods.
The increases in earnings before income taxes were primarily due to increases in sales partially offset by higher fuel costs and the continued investment in the National Supply Chain project.

SYGMA Segment
Acquisitions did not have an impact on the overall sales growth rate for the first 26 weeks or the second quarter of fiscal 2006. The sales increases were due primarily to sales to new customers and sales growth in SYGMA’s existing customer base related to new locations added by those customers, each of which temporarily increases SYGMA’s cost to service the customers.
The decreases in earnings before income taxes for the SYGMA segment were due to several factors. Certain of SYGMA’s customers have experienced a slowdown in their business. This in turn results in lower cases per delivery and therefore reduced gross margin dollars per stop. In addition, SYGMA has experienced increased fuel costs, startup costs related to new facilities, costs incurred on information systems projects and increased workers compensation costs.
Management has taken a number of steps which are intended to improve the profitability of the segment.
Liquidity and Capital Resources
Cash provided by operating activities, as supplemented by commercial paper and other bank borrowings, may, at the discretion of management, be applied towards investments in facilities, fleet and other equipment; cash dividends; acquisitions fitting within the company’s overall growth strategy; and the share repurchase program.
Operating Activities
Cash flow from operations was negatively impacted by the decrease in accrued expenses of $30,287,000 for the first 26 weeks of fiscal 2006 and a decrease of $119,306,000 for the first 26 weeks of fiscal 2005. These decreases were primarily due to the payment of prior year annual incentive bonuses partially offset by accruals for current year incentives and to the payment of 401(k) matching contributions in the first quarter of each fiscal year.
Other long-term liabilities and prepaid pension cost, net, increased $9,534,000 during the first 26 weeks of fiscal 2006 and decreased $9,453,000 during the first 26 weeks of fiscal 2005. The change in these accounts is primarily attributable to the recording of net pension costs and the timing of pension contributions. In the first 26 weeks of fiscal 2006, the company recorded net pension costs of $65,296,000 and contributed $69,117,000 to its pension plans. In the first 26 weeks of fiscal 2005, the company recorded net pension costs of $53,431,000 and contributed $83,048,000 to its pension plans.
In addition, cash flow from operations in the first 26 weeks of fiscal 2006 was negatively impacted by increases in accounts receivable balances and inventory balances and decreases in accounts payable balances. Cash flow from operations in the first 26 weeks of fiscal 2005 was negatively impacted by increases in inventory balances and decreases in accounts payable balances, offset by decreases in accounts receivable balances.
The increase in accounts receivable balances in the first 26 weeks of fiscal 2006 was primarily due to sales growth and change in customer mix. Due to normal seasonal patterns, sales to multi-unit customers represented a larger percentage of total SYSCO sales at the end of the first 26 weeks as compared to the end of the prior fiscal year. Payment terms for multi-unit customers are traditionally longer than the overall SYSCO average. In fiscal 2005, improvements in receivable collections more than offset these seasonal factors, resulting in a decrease in accounts receivable balances.
Inventory balances are impacted by many factors including current and anticipated sales volumes and changes in product mix, and purchases in anticipation of product availability and product cost increases. The company historically has experienced elevated inventory levels during the holiday period which occurs at end of the second quarter. Sales in the last weeks of the quarter are at lower volumes due to the holiday period, which can build inventory levels. In addition, purchasing levels are typically increased at the end of the quarter in anticipation of increased sales volumes from the re-opening of schools after the holiday period.
Accounts payable balances are impacted by many factors including changes in product mix and changes in payment terms with vendors due to conversion to more efficient electronic payment methods and to cash discount terms.
Financing Activities
During the first 26 weeks of fiscal 2006, a total of 14,187,800 shares were repurchased at a cost of $473,181,000, as compared to 4,430,200 shares at a cost of $154,858,000 for the comparable period in fiscal 2005. An additional 900,000 shares at a cost of $27,870,000 have been purchased through January 28, 2006, resulting in 20,580,900 shares remaining available for repurchase as authorized by the Board as of that date. The company expects that it will repurchase approximately three million shares in the second half of fiscal 2006.
The company made two regular quarterly dividend payments during the first 26 weeks of fiscal 2006, each at $0.15 per share. In November 2005, SYSCO declared its regular quarterly dividend for the third quarter of fiscal 2006, increasing it to $0.17 per share, which was paid in January 2006.
As of December 31, 2005, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which none was outstanding at December 31, 2005. Such borrowings were $22,600,000 as of January 28, 2006.
As of December 31, 2005, SYSCO’s borrowings under its commercial paper programs were $530,875,000. Such borrowings were $520,363,000 as of January 28, 2006. During the 26-week period ended December 31, 2005, commercial paper and short-term bank borrowings ranged from approximately $126,846,000 to $696,950,000.
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
In November 2005, SYSCO and one of its subsidiaries, SYSCO International, Co., entered into a new revolving credit facility to support its U.S. and Canadian commercial paper programs. The $500,000,000 facility, which may be increased up to $1,000,000,000 at the option of the company, terminates on November 4, 2010, subject to extension. The new facility replaces the $450,000,000 (U.S. dollar) and $100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated.
Included in current maturities of long-term debt at December 31, 2005 are the 7.0% Senior Notes due May 2006 totaling $200,000,000. It is the company’s intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.
The long-term debt to capitalization ratio was 42.9% at December 31, 2005, which is higher than SYSCO’s target range of 35% to 40% due to increased borrowing levels in the second quarter of fiscal 2006. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions. Higher overall borrowing levels are a result of the level of share repurchases, increased working capital requirements driven primarily by sales growth and continued capital investments in the form of additions to plant and equipment and acquisitions of new businesses. Management anticipates that overall debt levels will be reduced during the second half of fiscal 2006, due to a slowing in the rate of share repurchases by the company and an expected continuation of the historical pattern of stronger cash flows during the second half of the fiscal year. Management estimates that the long-term debt to capitalization ratio will be in the range of 38% to 40% by the end of fiscal 2006.
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
Share-Based Compensation
Prior to July 3, 2005, SYSCO accounted for its stock option plans and the Employees’ Stock Purchase Plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the Employees’ Stock Purchase Plan. However, share-based compensation expense was recognized in periods prior to fiscal 2006 (and continues to be recognized) for stock issuances pursuant to the Management Incentive Plan and stock grants to non-employee directors. Share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.
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
As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s earnings before income taxes and net earnings for the 26-week period ended December 31, 2005 were $64,810,000 and $56,949,000 lower, respectively, than if the company had continued to account for share-based compensation under APB 25. Basic and diluted earnings before the cumulative effect of the accounting change per share for the 26 weeks ended December 31, 2005 would have been $0.74 and $0.73, respectively, if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings before the cumulative effect of the accounting change per share of $0.65 and $0.64, respectively.
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
In addition, certain of SYSCO’s options provide that if the optionee retires at certain age and years of service thresholds, the options continue to vest as if the optionee continued to be an employee. In these cases, for awards granted prior to July 2, 2005, SYSCO will recognize the compensation cost for such awards over the service period and accelerate any remaining unrecognized compensation cost when the employee retires. For awards granted subsequent to July 3, 2005, SYSCO will recognize compensation cost for such awards over the period from the date of grant to the date the employee first becomes eligible to retire with his options continuing to vest after retirement.
Forward-Looking Statements
Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program; anticipated levels of debt and cash flows in the second half of fiscal 2006; target debt to capitalization ratios; estimated interest expense; the expected impact of steps taken to increase SYGMA’s profitability; the impact of ongoing legal proceedings; the timing, expected cost savings and other long-term benefits of the National Supply Chain project and regional distribution centers, including the Northeast and Southeast Redistribution Centers; anticipated capital expenditures; the ability to increase market share and grow earnings; pension plan contributions; the continuing impact of economic conditions on sales growth; growth strategies; the impact of option expensing; SYSCO’s ability to refinance current maturities of long-term debt; and SYSCO’s ability to meet its cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including the current economic environment, increased fuel costs and consumer spending; SYSCO’s leverage and debt risks; the successful completion of acquisitions and integration of acquired companies; the effect of competition on SYSCO and its customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management’s allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.

In addition, share repurchases could be affected by market prices for the company’s securities as well as management’s decision to utilize its capital for other purposes. Interest paid is impacted by capital and borrowing needs and changes in interest rates. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in the company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.
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
At December 31, 2005, the company had outstanding $530,875,000 of commercial paper issuances at variable rates of interest with maturities through February 15, 2006. The company’s long-term debt obligations of $2,036,833,000 at December 31, 2005 were primarily at fixed rates of interest.
Item 4. Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of December 31, 2005, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
SYSCO made the following share repurchases during the second quarter of fiscal 2006:

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total Number of		Part of Publicly	Yet Be Purchased
	Shares Purchased(1)	(b) Average Price	Announced Plans or	Under the Plans or
Period		Paid per Share	Programs	Programs
Month #1
Oct. 2 – Oct. 29	4,002,331	$31.97	4,000,000	3,196,800
Month #2
Oct. 30 – Nov. 26	1,119,643	31.65	1,115,900	22,080,900
Month #3
Nov. 27 – Dec. 31	475,899	32.33	450,000	21,630,900
Total	5,597,873	31.94	5,565,900	21,630,900

(1)	The total number of shares purchased includes 2,331, 3,743 and 25,899 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
On February 18, 2005, the company announced that the Board of Directors approved the repurchase of 20,000,000 shares over a 12- to 18-month period. On November 10, 2005, the company announced that the Board of Directors approved the repurchase of an additional 20,000,000 shares upon completion of the February 2005 program. Pursuant to these repurchase programs, shares may be acquired in the open market at the company’s discretion, subject to market conditions and other factors. In July 2004, the Board of Directors authorized the company to enter into agreements from time to time to extend its ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.
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
On December 12, 2005, the company entered into a stock purchase plan with PNC Investments LLC to purchase up to 3,000,000 shares of SYSCO common stock as authorized under the February 2005 and November 2005 repurchase programs pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A total of 1,600,000 shares were purchased between December 12, 2005 and January 31, 2006, including during company “blackout” periods. By its terms, the agreement terminated on January 31, 2006.
As of January 28, 2006, there were 580,900 shares remaining available for repurchase under the February 2005 repurchase program and 20,000,000 shares under the November 2005 repurchase program.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
SYSCO held its 2005 Annual Meeting of Stockholders on November 11, 2005. Four directors, Judith B. Craven, Richard G. Merrill, Phyllis S. Sewell, and Richard G. Tilghman, were elected for a three-year term. Directors whose terms continued after the meeting included Colin G. Campbell, John M. Cassaday, Jonathan Golden, Joseph A. Hafner, Jr., Richard J. Schnieders, John K. Stubblefield, Jr. and Jackie M. Ward.
Other matters voted on included:
•	Ratification of the appointment of Ernst & Young LLP as SYSCO’s independent accountants for fiscal 2006;

•	Approval of the 2005 Management Incentive Plan;

•	Approval of the payment of compensation to certain executive officers pursuant to the 2000 Management Incentive Plan; and

•	Approval of the 2005 Non-Employee Directors Stock Plan.
The final voting results were as follows:

Matter	Number of Votes Cast			Broker
Voted Upon	For	Against/Withheld	Abstain	Non-Votes
Election of Directors
Judith B. Craven	517,756,998	30,872,772	n/a	n/a
Richard G. Merrill	506,524,057	42,105,713	n/a	n/a
Phyllis S. Sewell	506,918,832	41,710,937	n/a	n/a
Richard G. Tilghman	515,414,597	33,215,173	n/a	n/a
Ratification of Independent Accountants	520,590,486	6,658,568	21,380,716	n/a
2005 Management Incentive Plan	373,553,468	57,508,298	5,631,316	111,936,688
Fiscal 2006 Management	491,198,785	51,265,426	6,165,559	n/a

Incentive Plan Bonus Payments
2005 Non-Employee Director Stock Plan	341,397,376	89,687,037	5,608,669	111,936,688
Item 5. Other Information
None
Item 6. Exhibits

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3(b)	Bylaws, as amended and restated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

3(c)	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3(d)	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3(e)	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

4(a)	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4(b)	First Supplemental Indenture, dated June 27, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(c)	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(d)	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
4(e)	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee,

incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(f)	Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

4(g)	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4(h)	Indenture dated May 23, 2002 between SYSCO International, Co., SYSCO Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4(i)	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4(j)	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

10(a)	Credit Agreement dated November 4, 2005 between SYSCO, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).

10(b)	Executive Officer Salary Increases, effective January 1, 2006, incorporated by reference to “Salary Increases for Named Executive Officers” under Item 1.01 contained in Sysco’s Form 8-K filed on November 17, 2005 (File No. 1-6544).

*10(c)	Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

*10(d)	Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

*10(e)	2005 Sysco Corporation Board of Directors Deferred Compensation Plan.

10(f)	2005 Management Incentive Plan, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).

10(g)	2005 Non-Employee Directors Stock Plan, incorporated by reference to Annex

C to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).

*10(h)	Form of Chief Executive Officer 2006 Supplemental Performance-Based Bonus Agreement.

*10(i)	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan.

*10(j)	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan.

*10(k)	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan.

*15(a)	Report from Ernst & Young LLP dated February 9, 2006, re: unaudited financial statements.

*15(b)	Acknowledgment letter from Ernst & Young LLP.

*31(a)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION (Registrant)
By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board, Chief Executive Officer and President

Date: February 9, 2006

By	/s/ JOHN K. STUBBLEFIELD, JR.
John K. Stubblefield, Jr.
Executive Vice President, Finance and Chief Financial Officer

Date: February 9, 2006

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Vice President, Controller and Chief Accounting Officer

Date: February 9, 2006

EXHIBIT INDEX

NO.	DESCRIPTION
3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3(b)	Bylaws, as amended and restated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

3(c)	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3(d)	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3(e)	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

4(a)	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4(b)	First Supplemental Indenture, dated June 27, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(c)	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(d)	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(e)	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h)

to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(f)	Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

4(g)	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4(h)	Indenture dated May 23, 2002 between SYSCO International, Co., SYSCO Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4(i)	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4(j)	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

10(a)	Credit Agreement dated November 4, 2005 between SYSCO, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).

10(b)	Executive Officer Salary Increases, effective January 1, 2006, incorporated by reference to “Salary Increases for Named Executive Officers” under Item 1.01 contained in Sysco’s Form 8-K filed on November 17, 2005 (File No. 1-6544).

*10(c)	Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

*10(d)	Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

*10(e)	2005 Sysco Corporation Board of Directors Deferred Compensation Plan.

10(f)	2005 Management Incentive Plan, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement for the

November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).

10(g)	2005 Non-Employee Directors Stock Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).

*10(h)	Form of Chief Executive Officer 2006 Supplemental Performance-Based Bonus Agreement.

*10(i)	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan.

*10(j)	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan.

*10(k)	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan.

*15(a)	Report from Ernst & Young LLP dated February 9, 2006, re: unaudited financial statements.

*15(b)	Acknowledgment letter from Ernst & Young LLP.

*31(a)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.