Form 10-Q
period 2006-04-01
SYSCO CORP
filed 2006-05-11
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-6544
SYSCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1648137 (IRS employer identification number)
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
Yes ☐ No ☑
618,528,798 shares of common stock were outstanding as of April 29, 2006.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

	Apr. 1, 2006	July 2, 2005	Apr. 2, 2005
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash	$205,605	$191,678	$199,518
Accounts and notes receivable, less allowances of $62,012, $29,604 and $64,604	2,467,308	2,284,033	2,242,837
Inventories	1,601,250	1,466,161	1,490,305
Prepaid expenses	72,049	59,914	63,482

Total current assets	4,346,212	4,001,786	3,996,142

Plant and equipment at cost, less depreciation	2,399,345	2,268,301	2,247,555

Other assets
Goodwill	1,292,527	1,212,603	1,209,362
Intangibles, less amortization	97,733	72,581	59,265
Restricted cash	103,301	101,731	185,233
Prepaid pension cost	408,183	389,766	272,266
Other assets	236,787	221,134	197,413

Total other assets	2,138,531	1,997,815	1,923,539

Total assets	$8,884,088	$8,267,902	$8,167,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$12,000	$63,998	$73,043
Accounts payable	1,839,477	1,795,824	1,770,379
Accrued expenses	736,798	742,282	698,135
Income taxes	47,647	10,195	114,170
Deferred taxes	346,980	434,338	312,357
Current maturities of long-term debt	208,570	410,933	365,755

Total current liabilities	3,191,472	3,457,570	3,333,839

Other liabilities
Long-term debt	1,787,155	956,177	1,032,822
Deferred taxes	692,176	724,929	705,918
Other long-term liabilities	413,455	370,387	278,877

Total other liabilities	2,892,786	2,051,493	2,017,617

Contingencies

Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share
Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	498,322	389,053	377,067
Retained earnings	4,849,518	4,552,379	4,362,360
Other comprehensive income (loss)	19,870	(13,677)	45,928

	6,132,885	5,692,930	5,550,530
Less cost of treasury stock, 146,967,829, 136,607,370 and 132,144,351 shares	3,333,055	2,934,091	2,734,750

Total shareholders’ equity	2,799,830	2,758,839	2,815,780

Total liabilities and shareholders’ equity	$8,884,088	$8,267,902	$8,167,236

Note: The July 2, 2005 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

	39-Week Period Ended		13-Week Period Ended
	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005
Sales	$24,119,361	$22,300,635	$8,137,816	$7,437,453

Costs and expenses
Cost of sales	19,517,648	18,060,611	6,602,102	6,032,165
Operating expenses	3,541,395	3,112,808	1,193,270	1,052,477
Interest expense	80,914	55,616	29,441	20,151
Other, net	(6,154)	(6,581)	(819)	(2,919)

Total costs and expenses	23,133,803	21,222,454	7,823,994	7,101,874

Earnings before income taxes and cumulative effect of accounting change	985,558	1,078,181	313,822	335,579
Income taxes	393,627	401,404	125,283	117,359

Earnings before cumulative effect of accounting change	591,931	676,777	188,539	218,220
Cumulative effect of accounting change	9,285	—	—	—

Net earnings	$601,216	$676,777	$188,539	$218,220

Earnings before cumulative effect of accounting change:
Basic earnings per share	$0.95	$1.06	$0.30	$0.34
Diluted earnings per share	0.94	1.04	0.30	0.34

Net earnings:
Basic earnings per share	0.97	1.06	0.30	0.34
Diluted earnings per share	0.95	1.04	0.30	0.34

Average shares outstanding	621,995,157	637,487,017	618,973,143	635,654,561
Diluted shares outstanding	629,661,119	653,057,150	625,101,592	650,753,697

Dividends declared per common share	$0.49	$0.43	$0.17	$0.15
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	39-Week Period Ended		13-Week Period Ended
	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005
Net earnings	$601,216	$676,777	$188,539	$218,220

Other comprehensive income, net of tax:
Foreign currency translation adjustment	26,257	29,849	(2,217)	(5,324)
Change in fair value of forward-starting interest rate swap	7,064	(1,561)	—	(1,561)
Amortization of cash flow hedge	226	—	107	—

Total other comprehensive income (loss)	33,547	28,288	(2,110)	(6,885)

Comprehensive income	$634,763	$705,065	$186,429	$211,335

See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	39-Week Period Ended
	Apr. 1, 2006	Apr. 2, 2005
Operating activities:
Net earnings	$601,216	$676,777
Add non-cash items:
Cumulative effect of accounting change	(9,285)	—
Share-based compensation expense	101,944	15,779
Depreciation and amortization	251,955	230,964
Deferred tax provision	365,548	383,852
Provision for losses on receivables	22,508	21,873
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(158,778)	(48,948)
(Increase) in inventories	(118,535)	(69,578)
(Increase) in prepaid expenses	(11,333)	(8,080)
Increase in accounts payable	11,452	7,967
Increase (decrease) in accrued expenses	15,387	(54,004)
(Decrease) in accrued income taxes	(449,976)	(342,831)
(Increase) in other assets	(22,038)	(10,245)
Increase in other long-term liabilities and prepaid pension cost, net	39,724	17,743
Excess tax benefits from share-based compensation Arrangements	(5,484)	—

Net cash provided by operating activities	634,305	821,269

Investing activities:
Additions to plant and equipment	(364,421)	(304,400)
Proceeds from sales of plant and equipment	14,913	17,059
Acquisition of businesses, net of cash acquired	(109,423)	(49,485)
Increase in restricted cash	(1,570)	(16,584)

Net cash used for investing activities	(460,501)	(353,410)

Financing activities:
Bank and commercial paper borrowings (repayments), net	282,460	(725)
Other debt borrowings	500,436	8,965
Other debt repayments	(209,625)	(12,123)
Cash (paid for) received from termination of interest rate swap	(21,196)	5,316
Common stock reissued from treasury	104,782	150,467
Treasury stock purchases	(527,616)	(354,078)
Dividends paid	(293,535)	(261,974)
Excess tax benefits from share-based compensation arrangements	5,484	—

Net cash used for financing activities	(158,810)	(464,152)

Effect of exchange rates on cash	(1,067)	(3,895)

Net increase (decrease) in cash	13,927	(188)
Cash at beginning of period	191,678	199,706

Cash at end of period	$205,605	$199,518

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$80,064	$50,136
Income taxes	472,063	357,135
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

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

Pro forma net earnings and earnings per share adjusted for the effect of retroactive application of the change in measurement date on net pension costs, net of tax, are as follows:

	39-Week Period Ended	13-Week Period Ended
	Apr. 2, 2005	Apr. 2, 2005
Reported net earnings	$676,777,000	$218,220,000
Retroactive effect, net of tax	4,336,000	1,445,000

Pro forma net earnings	$681,113,000	$219,665,000

Basic earnings per share:
Reported net earnings	$1.06	$0.34
Retroactive effect, net of tax	0.01	0.01

Pro forma net earnings	$1.07	$0.35

Diluted earnings per share:
Reported net earnings	$1.04	$0.34
Retroactive effect, net of tax	—	—

Pro forma net earnings	$1.04	$0.34

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	39-Week Period Ended		13-Week Period Ended
	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005
Numerator:
Earnings before cumulative effect of accounting change	$591,931,000	$676,777,000	$188,539,000	$218,220,000
Cumulative effect of accounting change	9,285,000	—	—	—

Net earnings	$601,216,000	$676,777,000	$188,539,000	$218,220,000

Denominator:
Weighted-average basic shares outstanding	621,995,157	637,487,017	618,973,143	635,654,561
Dilutive effect of employee and director stock options	7,665,962	15,570,133	6,128,449	15,099,136

Weighted-average diluted shares outstanding	629,661,119	653,057,150	625,101,592	650,753,697

Basic earnings per share:
Earnings before cumulative effect of accounting change	$0.95	$1.06	$0.30	$0.34
Cumulative effect of accounting change	0.02	—	—	—

Net earnings	$0.97	$1.06	$0.30	$0.34

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$0.94	$1.04	$0.30	$0.34
Cumulative effect of accounting change	0.01	—	—	—

Net earnings	$0.95	$1.04	$0.30	$0.34

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

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 25,000,000 and 35,000,000 for the first 39 weeks and third quarter of fiscal 2006, respectively. The number of options that were not included in the diluted earnings per share calculation for the comparable periods of fiscal 2005 was insignificant.

4.	Share-Based Compensation

Prior to July 3, 2005, SYSCO accounted for its stock option plans and its Employees’ Stock Purchase Plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the Employees’ Stock Purchase Plan. However, share-based compensation expense was recognized in periods prior to fiscal 2006 (and continues to be recognized) for stock issuances pursuant to the Management Incentive Plans and stock grants to non-employee directors. Share-based compensation was a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

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

As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s earnings before income taxes and net earnings for the 39-week period ended April 1, 2006 were $90,918,000 and $80,867,000 lower, respectively, than if the company had continued to account for share-based compensation under APB 25. Basic and diluted earnings before the cumulative effect of the accounting change per share for the 39-week period ended April 1, 2006 would have been $1.08 and $1.07, respectively, if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings before the cumulative effect of the accounting change per share of $0.95 and $0.94, respectively.

As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s earnings before income taxes and net earnings for the 13-week period ended April 1, 2006 were $26,108,000 and $23,918,000 lower, respectively, than if the company had continued to account for share-based compensation under APB 25. Basic and diluted earnings before the cumulative effect of the accounting change per share for the 13-week period ended April 1, 2006 would have each been $0.34 if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings before the cumulative effect of the accounting change per share of $0.30 each.

The adoption of SFAS 123(R) results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the Employees’ Stock Purchase Plan. This is due to a modification required by SFAS 123(R) of the treasury stock method calculation utilized to compute the dilutive effect of stock options.

Prior to the adoption of SFAS 123(R), the company presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $5,484,000 excess tax benefit classified as a financing cash inflow for the 39-week period ended April 1, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plans and the 2005 Non-Employee Directors Stock Plan.

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

SYSCO has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding at April 1, 2006. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2004 Stock Option Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.

SYSCO’s 2005 Non-Employee Directors Stock Plan was adopted in fiscal 2006 and reserves 550,000 shares of common stock for grants to non-employee directors in the form of options, stock grants, restricted stock units and dividend equivalents. In addition, options and unvested common shares also remained outstanding as of April 1, 2006 under previous non-employee director stock plans. No further grants will be made under these plans, as all future grants to non-employee directors will be made through the 2005 Non-Employee Directors Stock Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.

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

	39-Week Period Ended			Fiscal Year
	April 1, 2006			2005
Dividend yield		1.40%		1.45%
Expected volatility		23%		22%
Risk-free interest rate		3.9%		3.4%
Expected term	5	years	5	years

The following summary presents information regarding outstanding options as of April 1, 2006 and changes during the 39-week period then ended with regard to options under all stock option plans:

			Weighted Average
	Shares	Weighted	Remaining	Aggregate
	Under	Average Exercise	Contractual	Intrinsic
	Option	Price Per Share	Term	Value
Outstanding at July 2, 2005	65,963,380	$27.82
Granted	4,859,000	32.99
Exercised	(3,371,999)	21.14
Forfeited	(785,174)	28.81
Expired	(179,773)	30.05

Outstanding at April 1, 2006	66,485,434	$28.52	5.79	$241,469,000

Vested or expected to vest at April 1, 2006	63,962,248	$28.40	5.77	$239,185,000

Exercisable at April 1, 2006	36,023,126	$26.47	5.40	$201,119,000

The weighted average grant-date fair value of options granted during the 39-week period ended April 1, 2006 and fiscal year 2005 was $7.83 and $7.12, respectively. The total intrinsic value of options exercised during the 39 weeks ended April 1, 2006 and fiscal year 2005 was $41,274,000 and $81,220,000, respectively.
Employees’ Stock Purchase Plan
SYSCO has an Employees’ Stock Purchase Plan which permits employees to invest in SYSCO common stock by means of periodic payroll deductions at 85% of the closing price on the last business day of each calendar quarter. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 5,348,988 remained available at April 1, 2006.
During the 39 weeks ended April 1, 2006, 1,386,124 shares of SYSCO common stock were purchased by plan participants. During fiscal 2005, 1,712,244 shares of SYSCO common stock were purchased by plan participants.
The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.91 during the 39-week period ended April 1, 2006 and $5.19 during fiscal 2005. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.
Management Incentive Compensation
In November 2005, SYSCO adopted the 2005 Management Incentive Plan. The first bonus under the 2005 Plan will be earned during fiscal 2007 (at which time no further bonuses will be earned under the 2000 Management Incentive Plan) and paid in the following fiscal year.
SYSCO’s Management Incentive Plans compensate key management personnel for specific performance achievements. The bonuses earned and expensed under these plans during a fiscal year are paid in the following fiscal year in both cash and stock, and a portion of the bonus may be deferred for payment in future years at the election of each participant. The stock awards under these plans immediately vest upon issuance; however, participants are restricted from selling, transferring, giving or otherwise conveying the shares for a period of two years from the date of issuance of such shares. The fair value of the stock issued under the Management Incentive Plans is based on the stock price less a 12% discount for post-vesting restrictions. The discount for post-vesting restrictions is estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period.
A total of 617,637 shares and 1,001,624 shares at a fair value of $36.25 and $34.80 were issued pursuant to this plan during the first quarter of fiscal 2006 and fiscal 2005, respectively, for bonuses earned in the preceding fiscal years.
Non-Employee Director Stock Grants
Each newly elected director is granted a one-time retainer award of 6,000 shares of SYSCO common stock under the 2005 Non-Employee Directors Stock Plan. These shares vest one-third every two years during a six-year period based on increases in earnings per share. In addition, there are one-time retainer awards outstanding under the Non-Employee Directors Stock Plan, which was replaced by the 2005 Non-Employee Directors Stock Plan. The total amount of unvested shares related to the one-time retainer awards as of April 1, 2006 and July 2, 2005 was not significant.
The 2005 Non-Employee Directors Stock Plan provides for the issuance of restricted stock. During the first 39 weeks of fiscal 2006, 27,000 shares of restricted stock were granted to non-employee directors. These shares will vest ratably over a three-year period.
All Share-Based Payment Arrangements
The total share-based compensation cost that has been recognized in results of operations was $101,944,000 and $15,779,000 for the first 39 weeks of fiscal 2006 and fiscal 2005, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $14,186,000 and $5,957,000 for the first 39 weeks of fiscal 2006 and fiscal 2005, respectively.
The total share-based compensation cost that has been recognized in results of operations was $27,776,000 and $4,082,000 for the third quarter of fiscal 2006 and fiscal 2005, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $2,816,000 and $1,541,000 for the third quarter of fiscal 2006 and fiscal 2005, respectively.
As of April 1, 2006, there was $136,100,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.73 years.
Cash received from option exercises was $77,123,000 and $85,747,000 during the first 39 weeks of fiscal 2006 and fiscal 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $10,741,000 and $13,226,000 during the first 39 weeks of fiscal 2006 and fiscal 2005, respectively.

Pro Forma Net Earnings
The following table provides pro forma net earnings and earnings per share had SYSCO applied the fair value method of SFAS 123 for the 39-week and 13-week periods ended April 2, 2005:

	39-Week Period Ended	13-Week Period Ended
	Apr. 2, 2005	Apr. 2, 2005
Net earnings:
Reported net earnings	$676,777,000	$218,220,000
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects (1)	9,822,000	2,541,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(75,807,000)	(24,536,000)

Pro forma net earnings	$610,792,000	$196,225,000

Basic earnings per share:
Reported basic earnings per share	$1.06	$0.34
Pro forma basic earnings per share	0.96	0.31
Diluted earnings per share:
Reported diluted earnings per share	$1.04	$0.34
Pro forma diluted earnings per share	0.94	0.30

(1)	Amount represents the after-tax compensation cost for stock grants.

The pro forma presentation includes only options granted after 1995. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years.

5.	Employee Benefit Plans

The components of net benefit cost for the 39-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005
Service cost	$75,021,000	$60,962,000	$384,000	$359,000
Interest cost	62,703,000	55,369,000	354,000	366,000
Expected return on plan assets	(78,132,000)	(61,960,000)	—	—
Amortization of prior service cost	3,699,000	1,320,000	151,000	151,000
Recognized net actuarial loss (gain)	34,653,000	24,454,000	(12,000)	—
Amortization of net transition obligation	—	—	114,000	115,000

Net periodic benefit cost	$97,944,000	$80,145,000	$991,000	$991,000

The components of net benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005
Service cost	$25,007,000	$20,320,000	$128,000	$120,000
Interest cost	20,901,000	18,456,000	118,000	122,000
Expected return on plan assets	(26,044,000)	(20,654,000)	—	—
Amortization of prior service cost	1,233,000	440,000	50,000	50,000
Recognized net actuarial loss (gain)	11,551,000	8,152,000	(4,000)	—
Amortization of net transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$32,648,000	$26,714,000	$330,000	$330,000

SYSCO’s contributions to its defined benefit plans were $71,538,000 and $84,603,000 during the 39-week periods ended April 1, 2006 and April 2, 2005, respectively.

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

In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. There were no escrowed funds released to sellers during the first 39 weeks of fiscal 2006.

A summary of restricted cash balances appears below:

	Apr. 1, 2006	July 2, 2005	Apr. 2, 2005
Funds deposited in insurance trusts	$81,980,000	$80,410,000	$163,912,000
Escrow funds related to acquisitions	21,321,000	21,321,000	21,321,000

Total	$103,301,000	$101,731,000	$185,233,000

7.	Debt

In September 2005, SYSCO issued 5.375% senior notes totaling $500,000,000 due on September 21, 2035, under its April 2005 shelf registration. These notes, which were priced at 99.911% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper issuances outstanding as of September 2005.

In September 2005, in conjunction with the issuance of the 5.375% senior notes, SYSCO settled a $350,000,000 notional amount forward-starting interest rate swap which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the debt issuance due to changes in the benchmark interest rate. See Note 9 for further discussion.

In November 2005, SYSCO and one of its subsidiaries, SYSCO International, Co., entered into a new revolving credit facility to support the company’s U.S. and Canadian commercial paper programs. The facility, which was increased to $750,000,000 in March 2006, may be increased up to $1,000,000,000 at the option of the company, and terminates on November 4, 2010, subject to extension. The facility replaced the previous $450,000,000 (U.S. dollar) and $100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated. Since this long-term facility supports the company’s commercial paper programs, the $459,311,000 of commercial paper issuances outstanding at April 1, 2006 were classified as long-term debt.

In April 2006, SYSCO initiated a new commercial paper program allowing the company to issue short-term unsecured notes in an aggregate not to exceed $1.3 billion. This new commercial paper program will replace notes that were issued under SYSCO’s existing commercial paper program as they mature and become due and payable.

As of April 1, 2006, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $145,000,000, of which $12,000,000 was outstanding as of April 1, 2006.

As of April 1, 2006, SYSCO’s outstanding borrowings under its commercial paper programs were $459,311,000. During the 39-week period ended April 1, 2006, commercial paper and short-term bank borrowings ranged from approximately $126,846,000 to $696,950,000.

Included in current maturities of long-term debt at April 1, 2006 are the 7.0% Senior Notes due May 2006 totaling $200,000,000. The company funded these notes at maturity through a combination of short-term bank borrowings and issuances of commercial paper.

8.	Acquisitions

During the first 39 weeks of fiscal 2006, the company issued 60,049 shares with a value of $1,481,000 for contingent consideration related to operations acquired in previous fiscal years.

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

Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained. Aggregate contingent consideration amounts outstanding as of April 1, 2006 included approximately 102,000 shares and $148,948,000 in cash, which, if distributed, could result in recording up to $149,826,000 in additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

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

Reflected in the changes in the net deferred tax liability and prepaid/accrued income tax balances from July 2, 2005 to April 1, 2006 is the reclassification of deferred tax liabilities related to supply chain distributions to accrued income taxes. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.

The effective tax rate for the first 39 weeks of fiscal 2006 was 39.94%, an increase from the effective tax rate of 37.23% for the first 39 weeks of fiscal 2005. The effective tax rate for the third quarter of fiscal 2006 was 39.92%, an increase from the effective tax rate of 34.97% for the third quarter of fiscal 2005. The increase in the effective tax rate was primarily due to the adoption of SFAS 123(R) which is discussed in Note 4. SYSCO recorded a tax benefit of $14,186,000, or 13.9% of the total $101,944,000 in share-based compensation expense recorded in the 39-week period ended April 1, 2006. SYSCO recorded a tax benefit of $2,816,000, or 10.1% of the total $27,776,000 in share-based compensation expense recorded in the 13-week period ended April 1, 2006.

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

In evaluating the exposures connected with the various tax filing positions, the company establishes an accrual when, despite management’s belief that the company’s tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted. Included in income tax expense for the third quarter of fiscal 2005 is the reversal of an accrual for tax contingencies of $11,000,000. Based on additional information and supported by a third party analysis, the company concluded that the accrual was no longer necessary.

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

	39-Week Period Ended		13-Week Period Ended
	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005
Sales (in thousands):
Broadline	$19,039,142	$17,941,621	$6,367,953	$5,931,955
SYGMA	3,216,424	2,840,043	1,086,429	982,842
Other	2,152,151	1,765,216	783,622	606,454
Intersegment sales	(288,356)	(246,245)	(100,188)	(83,798)

Total	$24,119,361	$22,300,635	$8,137,816	$7,437,453

	39-Week Period Ended		13-Week Period Ended
	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005
Earnings before income taxes and cumulative effect of accounting change (in thousands):
Broadline	$1,093,429	$1,068,806	$346,219	$339,519
SYGMA	5,987	12,931	4,961	5,297
Other	80,119	61,984	26,537	21,451

Total segments	1,179,535	1,143,721	377,717	366,267
Unallocated corporate expenses	(193,977)	(65,540)	(63,895)	(30,688)

Total	$985,558	$1,078,181	$313,822	$335,579

	Apr. 1, 2006	July 2, 2005	Apr. 2, 2005
Assets (in thousands):
Broadline	$5,233,549	$4,885,175	$4,921,253
SYGMA	373,288	301,729	289,509
Other	802,646	636,549	608,107

Total segments	6,409,483	5,823,453	5,818,869
Corporate	2,474,605	2,444,449	2,348,367

Total	$8,884,088	$8,267,902	$8,167,236

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

13.	New Accounting Standards

Emerging Issues Task Force (“EITF”) 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” requires that two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction, if the transactions were entered into in contemplation of one another. Exchanges of inventory between entities in the same line of business should be accounted for at fair value or recorded at carrying amounts, depending on the classification of such inventory. The company is still evaluating this guidance which is effective in the fourth quarter of fiscal year 2006.

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

	Condensed Consolidating Balance Sheet
	April 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$150,938	$6	$4,195,268	$—	$4,346,212
Investment in subsidiaries	10,879,188	303,341	141,222	(11,323,751)	—
Plant and equipment, net	149,924	—	2,249,421	—	2,399,345
Other assets	727,605	—	1,410,926	—	2,138,531

Total assets	$11,907,655	$303,347	$7,996,837	$(11,323,751)	$8,884,088

Current liabilities	$444,645	$4,201	$2,742,626	$—	$3,191,472
Intercompany payables (receivables)	6,692,232	14,064	(6,706,296)	—	—
Long-term debt	1,502,833	238,976	45,346	—	1,787,155
Other liabilities	555,102	—	550,529	—	1,105,631
Shareholders’ equity	2,712,843	46,106	11,364,632	(11,323,751)	2,799,830

Total liabilities and shareholders’ equity	$11,907,655	$303,347	$7,996,837	$(11,323,751)	$8,884,088

	Condensed Consolidating Balance Sheet
	July 2, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$156,812	$32	$3,844,942	$—	$4,001,786
Investment in subsidiaries	9,979,188	283,033	164,218	(10,426,439)	—
Plant and equipment, net	120,800	—	2,147,501	—	2,268,301
Other assets	698,283	—	1,299,532	—	1,997,815

Total assets	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

Current liabilities	$696,995	$34,330	$2,726,245	$—	$3,457,570
Intercompany payables (receivables)	6,342,306	10,546	(6,352,852)	—	—
Long-term debt	709,452	199,560	47,165	—	956,177
Other liabilities	508,221	—	587,095	—	1,095,316
Shareholders’ equity	2,698,109	38,629	10,448,540	(10,426,439)	2,758,839

Total liabilities and shareholders’ equity	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

	Condensed Consolidating Balance Sheet
	April 2, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$148,605	$44	$3,847,493	$—	$3,996,142
Investment in subsidiaries	9,537,924	285,388	158,803	(9,982,115)	—
Plant and equipment, net	135,428	—	2,112,127	—	2,247,555
Other assets	641,241	—	1,282,298	—	1,923,539

Total assets	$10,463,198	$285,432	$7,400,721	$(9,982,115)	$8,167,236

Current liabilities	$588,293	$77,666	$2,667,880	$—	$3,333,839
Intercompany payables (receivables)	5,967,767	8,005	(5,975,772)	—	—
Long-term debt	783,525	199,544	49,753	—	1,032,822
Other liabilities	376,055	—	608,740	—	984,795
Shareholders’ equity	2,747,558	217	10,050,120	(9,982,115)	2,815,780

Total liabilities and shareholders’ equity	$10,463,198	$285,432	$7,400,721	$(9,982,115)	$8,167,236

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended April 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$24,119,361	$—	$24,119,361
Cost of sales	—	—	19,517,648	—	19,517,648
Operating expenses	175,486	81	3,365,828	—	3,541,395
Interest expense (income)	274,951	8,439	(202,476)	—	80,914
Other, net	(1,920)	—	(4,234)	—	(6,154)

Total costs and expenses	448,517	8,520	22,676,766	—	23,133,803

Earnings (losses) before income taxes and cumulative effect of accounting change	(448,517)	(8,520)	1,442,595	—	985,558
Income tax (benefit) provision	(144,151)	(3,195)	540,973	—	393,627
Equity in earnings of subsidiaries	896,297	4,273	—	(900,570)	—

Net earnings before cumulative effect of accounting change	591,931	(1,052)	901,622	(900,570)	591,931
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$601,216	$(1,052)	$901,622	$(900,570)	$601,216

	Condensed Consolidating Results of Operations
	39-Week Period Ended April 2, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$22,300,635	$—	$22,300,635
Cost of sales	—	—	18,060,611	—	18,060,611
Operating expenses	57,359	88	3,055,361	—	3,112,808
Interest expense (income)	233,002	8,755	(186,141)	—	55,616
Other, net	(430)	—	(6,151)	—	(6,581)

Total costs and expenses	289,931	8,843	20,923,680	—	21,222,454

Earnings (losses) before income taxes	(289,931)	(8,843)	1,376,955	—	1,078,181
Income tax (benefit) provision	(110,899)	(3,382)	515,685	—	401,404
Equity in earnings of Subsidiaries	855,809	3,440	—	(859,249)	—

Net earnings	$676,777	$(2,021)	$861,270	$(859,249)	$676,777

	Condensed Consolidating Results of Operations
	13-Week Period Ended April 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,137,816	$—	$8,137,816
Cost of sales	—	—	6,602,102	—	6,602,102
Operating expenses	56,592	14	1,136,664	—	1,193,270
Interest expense (income)	98,607	3,066	(72,232)	—	29,441
Other, net	(688)	—	(131)	—	(819)

Total costs and expenses	154,511	3,080	7,666,403	—	7,823,994

Earnings (losses) before income taxes	(154,511)	(3,080)	471,413	—	313,822
Income tax (benefit) provision	(50,341)	(1,155)	176,779	—	125,283
Equity in earnings of Subsidiaries	292,709	125	—	(292,834)	—

Net earnings (loss)	$188,539	$(1,800)	$294,634	$(292,834)	$188,539

	Condensed Consolidating Results of Operations
	13-Week Period Ended April 2, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$7,437,453	$—	$7,437,453
Cost of sales	—	—	6,032,165	—	6,032,165
Operating expenses	23,640	30	1,028,807	—	1,052,477
Interest expense (income)	83,484	3,377	(66,710)	—	20,151
Other, net	(270)	—	(2,649)	—	(2,919)

Total costs and expenses	106,854	3,407	6,991,613	—	7,101,874

Earnings (losses) before income taxes	(106,854)	(3,407)	445,840	—	335,579
Income tax (benefit) provision	(40,872)	(1,303)	159,534	—	117,359
Equity in earnings of Subsidiaries	284,202	(332)	—	(283,870)	—

Net earnings (loss)	$218,220	$(2,436)	$286,306	$(283,870)	$218,220

	Condensed Consolidating Cash Flows
	39-Week Period Ended April 1, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(147,084)	$(2,430)	$783,819	$634,305
Investing activities	(49,152)	—	(411,349)	(460,501)
Financing activities	(160,591)	6,418	(4,637)	(158,810)
Effect of exchange rate on cash	—	—	(1,067)	(1,067)
Intercompany activity	347,206	(3,988)	(343,218)	—

Net (decrease) increase in cash	(9,621)	—	23,548	13,927
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$116,127	$—	$89,478	$205,605

	Condensed Consolidating Cash Flows
	39-Week Period Ended April 2, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(123,839)	$(1,962)	$947,070	$821,269
Investing activities	(52,304)	—	(301,106)	(353,410)
Financing activities	(461,099)	(743)	(2,310)	(464,152)
Effect of exchange rate on cash	—	—	(3,895)	(3,895)
Intercompany activity	670,475	2,705	(673,180)	—

Net increase (decrease) in cash	33,233	—	(33,421)	(188)
Cash at the beginning of the period	87,507	—	112,199	199,706

Cash at the end of the period	$120,740	$—	$78,778	$199,518

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements as of July 2, 2005, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

Highlights

Sales increased 8.2% for the first 39 weeks and 9.4% for the third quarter of fiscal 2006 over the comparable prior year periods. Gross margins as a percentage of sales were 19.1% for the first 39 weeks and 18.9% for the third quarter of fiscal 2006, both of which were comparable to the prior periods. Operating expenses as a percentage of sales for the first 39 weeks and third quarter of fiscal 2006 increased from the comparable prior year periods, primarily due to incremental share-based compensation expense; increased fuel costs and increased pension costs. Included in income tax expense for the first 39 weeks of fiscal 2005 was a benefit recorded upon the reversal of an accrual for tax contingencies of $11,000,000. Primarily as a result of these factors, net earnings before the cumulative effect of accounting change decreased 12.5% for the first 39 weeks and 13.6% for the third quarter of fiscal 2006 over the comparable prior year periods.

The Northeast Redistribution Center (Northeast RDC) began operations in the third quarter of fiscal 2005; therefore, the net impact of the National Supply Chain project in fiscal 2006 includes both expenses incurred by the project as well as certain direct benefits. Current direct benefits have been realized in the areas of cost of sales and operating expenses. Management estimates that expenses and direct benefits related to the National Supply Chain project had a net negative impact on earnings before income taxes of approximately $31,800,000 during the first 39 weeks of fiscal 2006 and approximately $11,200,000 during the third quarter of fiscal 2006.

In fiscal 2006, SYSCO adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) utilizing the modified-prospective transition method under which prior period results have not been restated. The results of operations for the first 39 weeks of fiscal 2006 include incremental share-based compensation cost over what would have been recorded had the company continued to account for share-based compensation under APB 25 of $90,918,000 ($80,867,000, net of tax). The results of operations for the third quarter of fiscal 2006 include incremental share-based compensation cost of $26,108,000 ($23,918,000, net of tax).

In the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefit plans to assist the company in meeting accelerated SEC filing dates, which increased net earnings for the first 39 weeks of fiscal 2006 by $9,285,000, net of tax.

Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and the efforts of the company’s marketing associates contributed to the sales growth in the first 39 weeks and third quarter of fiscal 2006. Management also believes that general economic conditions, including fuel costs and their impact on consumer spending, can have an impact on SYSCO’s sales growth. These economic conditions may continue to be a factor to SYSCO’s sales growth in future periods.

Overview

SYSCO distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. SYSCO’s operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, hotel supply operations, and SYGMA, the company’s chain restaurant distribution subsidiary.

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

The company intends to continue to expand its market share and grow earnings through strategies which include:
•	Sales growth: The company plans to grow sales by gaining an increased share of products purchased by existing customers, development of new customers, the use of foldouts (new operating companies created in established markets previously served by other SYSCO operating companies) and a disciplined acquisition program. The company uses market information to estimate the potential sales and profitability of new and existing customers. Marketing resources, SYSCO Brand products and value-added services provided by SYSCO can be custom-tailored to the purchasing needs of customers. Additionally, the investment of resources in any particular account can be made in proportion to the account’s potential profitability.
•	Brand management: SYSCO Brand products are manufactured by suppliers to meet the company’s product specifications using strict quality assurance standards. Management believes that SYSCO Brand products provide a greater value to customers and differentiate the company from its competitors. Management also believes that SYSCO Brand products generally provide higher profitability than national brand products to the company.
•	Productivity gains: The company’s investment in warehousing and transportation technology and the implementation of best business practices allows SYSCO to leverage operating expenses relative to sales growth.

•	Sales force effectiveness: The company invests in the development and expansion of its customer contact resources by hiring additional customer contact personnel through targeted recruiting, hiring and promotion practices, effective use of training programs and improved compensation systems. Expanded business review and business development functions allow the sales force to strengthen customer relationships and increase sales.

•	Supply chain management: The company’s National Supply Chain project and related organization is being developed to reduce total supply chain costs, operating costs and working capital requirements of the company.

National Supply Chain Project

The company’s National Supply Chain project is intended to optimize the supply chain activities for products for SYSCO’s operating companies in each respective region and will result in increased sales and profitability. In addition, it will lower inventory, operating costs, working capital requirements and future facility expansion needs at SYSCO’s operating companies while providing greater value to our suppliers and customers. The company expects to build from seven to nine regional distribution centers in the United States. The first of these centers, the Northeast RDC located in Front Royal, Virginia, opened during the third quarter of fiscal 2005.

Management estimates that expenses and direct benefits related to the National Supply Chain project had a net negative impact on earnings before income taxes of approximately $31,800,000 during the first 39 weeks of fiscal 2006 and approximately $11,200,000 during the third quarter of fiscal 2006. At the end of the first quarter of fiscal 2006, the Northeast RDC was shipping at approximately fifty percent of targeted case volume when fully operational. Management identified a number of operational changes that they believe will make the Northeast RDC more efficient and held case volumes constant during the second quarter of fiscal 2006 while these changes were being implemented. In February 2006, additional case volume began to flow through the Northeast RDC. During the fourth fiscal quarter, case volumes will continue to increase at a controlled and measured pace. Management continues to believe that the long-term economic objectives of the project will be achieved. The long-term benefits expected to be realized from the National Supply Chain project will be reflected in the sales, cost of sales, operating expenses and interest expense line items in the Results of Operations statement.

In January 2006, SYSCO completed the purchase of land in Alachua, Florida for the future site of its second RDC which will service the company’s five broadline operating companies in Florida. Construction of this facility is expected to be completed within 14 to 16 months after construction commences. In February 2006, the company announced the selection of the site for construction of a third RDC in Hamlet, Indiana. Construction of this facility is expected to be completed approximately 18 months after construction commences.

Results of Operations

The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	39-Week Period Ended		13-Week Period Ended
	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005
Sales	100.0%	100.0%	100.0%	100.0%

Costs and Expenses
Cost of sales	80.9	81.0	81.1	81.1
Operating expenses	14.7	14.0	14.7	14.1
Interest expense	0.3	0.2	0.4	0.3
Other, net	0.0	0.0	0.0	0.0

Total costs and expenses	95.9	95.2	96.2	95.5

Earnings before income taxes and cumulative effect of accounting change	4.1	4.8	3.8	4.5
Income taxes	1.6	1.8	1.5	1.6

Earnings before cumulative effect of accounting change	2.5	3.0	2.3	2.9
Cumulative effect of accounting change	—	—	—	—

Net earnings	2.5%	3.0%	2.3%	2.9%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	39-Week Period	13-Week Period
Sales	8.2%	9.4%

Costs and Expenses
Cost of sales	8.1	9.4
Operating expenses	13.8	13.4
Interest expense	45.5	46.1
Other, net	(6.5)	(71.9)

Total costs and expenses	9.0	10.2

Earnings before income taxes and cumulative effect of accounting change	(8.6)	(6.5)
Income taxes	(1.9)	6.8

Earnings before cumulative effect of accounting change	(12.5)	(13.6)
Cumulative effect of accounting change	—	—

Net earnings	(11.2)%	(13.6)%

Earnings before cumulative effect of accounting change:
Basic earnings per share	(10.4)%	(11.8)%
Diluted earnings per share	(9.6)	(11.8)

Net earnings:
Basic earnings per share	(8.5)	(11.8)
Diluted earnings per share	(8.7)	(11.8)

Average shares outstanding	(2.4)	(2.6)
Diluted shares outstanding	(3.6)	(3.9)

Sales

Sales increased 8.2% for the first 39 weeks and 9.4% for the third quarter of fiscal 2006 over the comparable periods of the prior year. Acquisitions contributed 1.3% to the overall sales growth rate for the first 39 weeks of fiscal 2006 and 1.4% for the third quarter of fiscal 2006. Estimated product cost increases, an internal measure of inflation, were 0.9% during the first 39 weeks and 2.0% during the third quarter of fiscal 2006, as compared to 4.4% during the first 39 weeks and 3.8% during the third quarter of fiscal 2005. Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and the efforts of the company’s marketing associates contributed to the sales growth in the first 39 weeks and third quarter of fiscal 2006. The number of customer contact personnel has increased approximately 5% since the end of fiscal 2005.

Gross Margins

Gross margins as a percentage of sales were 19.1% for the first 39 weeks and 18.9% for the third quarter of fiscal 2006, as compared to 19.0% for the first 39 weeks and 18.9% for the third quarter of fiscal 2005. Gross margins as a percentage of sales were generally in line with the comparable prior year periods, notwithstanding product cost increases and competitive pricing pressure.

Estimated product cost increases, an internal measure of inflation, were 0.9% during the first 39 weeks and 2.0% during the third quarter of fiscal 2006, as compared to 4.4% during the first 39 weeks and 3.8% during the third quarter of fiscal 2005.

Product cost increases can have the impact of reducing gross margins as a percentage of sales. The negative impact to gross margins as a percentage of sales is generally due to two reasons: i) the resulting higher sales dollar base impacts the comparison of the ratio between the two years and ii) price increases passed on to customers lag behind the product cost increases incurred from vendors.

In periods of rising product costs, even when gross margin dollars are maintained or slightly increased, the resulting gross margins as a percentage of sales ratio will be lower than the prior year due to the higher sales dollar base.

SYSCO generally expects to pass product cost increases to its customers, however during periods of rapidly increasing product costs, price increases to customers generally lag. In the case of marketing associate-served customers, marketing associates will generally encounter resistance and may not be able to immediately raise prices. In the case of multi-unit customers, prices are agreed to contractually. The contracted prices are fixed for periods of up to 30 days and thus price increases to these customers will also lag. The contracted prices are frequently also fee-based which results in the same gross margin dollars with a higher sales price and therefore lower gross margins as a percentage of sales.

The increase in gross margins as a percentage of sales over the prior year was lower in the 13 weeks ended April 1, 2006 than the first half of fiscal 2006 due in part to an increase in the rate of product cost increases in the third quarter.

Changes in customer mix contributed to the slight increase in gross margins as a percentage of sales during the first 39 weeks of fiscal 2006 when compared to the prior year. Marketing associate-served customer sales which traditionally yield higher gross margins and higher expenses than sales to multi-unit customers, grew faster, and thus represented a greater percentage of total sales during the first 39 weeks of fiscal 2006 when compared to the prior year.
Operating Expenses

Operating expenses as a percentage of sales were 14.7% for the first 39 weeks and the third quarter of fiscal 2006, as compared to 14.0% and 14.1% for the comparable periods in the prior year. The increase in operating expenses as a percentage of sales was primarily attributable to incremental share-based compensation, increased fuel costs and increased pension costs.

Operating expenses for the first 39 weeks and third quarter of fiscal 2006 include incremental share-based compensation cost of $90,918,000 and $26,108,000, respectively, resulting from the adoption of SFAS 123(R) (See Note 4 to the consolidated financial statements). Fuel costs increased $38,046,000 in the first 39 weeks and $10,451,000 in the third quarter of fiscal 2006 over the comparable prior year periods. Net pension costs increased $17,799,000 in the first 39 weeks and $5,934,000 in the third quarter of fiscal 2006 over the comparable periods of fiscal 2005. Operating expenses were reduced by the recognition of a gain of $12,230,000 in the first 39 weeks and $4,103,000 in the third quarter of fiscal 2006 to adjust the carrying value of life insurance assets to their cash surrender value. This compared to the recognition of a gain of $12,430,000 in the first 39 weeks and a loss of $1,765,000 in the third quarter of fiscal 2005.

Management estimates that expenses and direct benefits related to the National Supply Chain project had a net negative impact on earnings before income taxes of approximately $31,800,000 during the first 39 weeks of fiscal 2006 and approximately $11,200,000 during the third quarter of fiscal 2006. The long-term benefits expected to be realized from the National Supply Chain project will be reflected in the sales, cost of sales, operating expenses and interest expense line items in the Results of Operations statement.

Net pension costs for fiscal 2006 are expected to increase $23,700,000 over fiscal 2005.

Interest Expense

The increase in interest expense in the first 39 weeks and third quarter of fiscal 2006 over the comparable periods in fiscal 2005 was due to a combination of increased borrowing rates and increased borrowing levels.

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

Management estimates that interest expense for fiscal 2006 will be $105,000,000 to $115,000,000.

Income Taxes

The effective tax rate for the first 39 weeks of fiscal 2006 was 39.94%, an increase from the effective tax rate of 37.23% for the first 39 weeks of fiscal 2005. The effective tax rate for the third quarter of fiscal 2006 was 39.92%, an increase from the effective tax rate of 34.97% for the third quarter of fiscal 2005. Included in income tax expense in the third quarter of fiscal 2005 is the reduction of an accrual for a tax contingency of $11,000,000. The remaining increase in the effective tax rate was primarily due to the adoption of SFAS 123(R) which is discussed in Note 4 and Note 10 to the consolidated financial statements. SYSCO recorded a tax benefit of $14,186,000, or 13.9% of the total $101,944,000 in share-based compensation expense recorded in the 39-week period ended April 1, 2006. SYSCO recorded a tax benefit of $2,816,000, or 10.1% of the total $27,776,000 in share-based compensation expense recorded in the 13-week period ended April 1, 2006.

Net Earnings

Net earnings decreased 11.2% in the first 39 weeks and 13.6% in the third quarter of fiscal 2006 over the comparable periods of the prior year. The decrease was due primarily to the factors discussed above. In addition, in the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings for the first 39 weeks of fiscal 2006 by $9,285,000, net of tax.

Earnings Per Share

Basic earnings per share and diluted earnings per share decreased 8.5% and 8.7%, respectively, in the first 39 weeks of fiscal 2006 over the comparable period of the prior year. Basic earnings per share and diluted earnings per share both decreased 11.8% in the third quarter of fiscal 2006 over the comparable period of the prior year. These decreases were due primarily to the result of factors discussed above, partially offset by a net reduction in shares outstanding. The net reduction in average shares outstanding is primarily due to share repurchases. The net reduction in diluted shares outstanding is primarily due to share repurchases, the exclusion of certain options from the diluted share calculation due to their anti-dilutive effect and a modification of the treasury stock method calculation utilized to compute the dilutive effect of stock options as a result of the adoption of SFAS 123(R). This modification results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the Employees’ Stock Purchase Plan.

Segment Results

The following table sets forth the change in the selected financial data of each of the company’s reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 12, Business Segment Information:

	39-Week Period		13-Week Period
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	6.1%	2.3%	7.3%	2.0%
SYGMA	13.3	(53.7)	10.5	(6.3)
Other	21.9	29.3	29.2	23.7
The following table sets forth sales and earnings before income taxes of each of the company’s reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 12, Business Segment Information:

	39-Week Period Ended
	Apr. 1, 2006		Apr. 2, 2005
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	78.9%	111.0%	80.5%	99.1%
SYGMA	13.3	0.6	12.7	1.2
Other	8.9	8.1	7.9	5.7
Intersegment sales	(1.1)	—	(1.1)	—
Unallocated corporate expenses	—	(19.7)	—	(6.0)

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	Apr. 1, 2006		Apr. 2, 2005
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	78.3%	110.3%	79.8%	101.1%
SYGMA	13.4	1.6	13.2	1.6
Other	9.6	8.5	8.1	6.4
Intersegment sales	(1.3)	—	(1.1)	—
Unallocated corporate expenses	—	(20.4)	—	(9.1)

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

Acquisitions contributed 0.1% to the overall sales growth rate for the Broadline segment for the first 39 weeks and did not have an impact on the overall sales growth rate for the third quarter of fiscal 2006. The sales increases were primarily due to increased sales to marketing associate-served customers and multi-unit customers. Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and the efforts of the company’s marketing associates contributed to the sales growth in the first 39 weeks and third quarter of fiscal 2006. Marketing associate-served sales as a percentage of broadline sales in the U.S. were 53.8% and 52.9% for the first 39 weeks and third quarter of fiscal 2006, respectively, as compared to 53.5% and 52.7%, respectively, for the comparable prior year periods. SYSCO Brand sales as a percentage of broadline sales in the U.S. were 48.2% and 47.2% for the first 39 weeks and the third quarter of fiscal 2006, respectively, as compared to 49.6% and 49.0%, respectively, for the comparable prior year periods.

The increases in earnings before income taxes were primarily due to increases in sales partially offset by higher fuel costs and the continued investment in the National Supply Chain project.

SYGMA Segment

Acquisitions did not have an impact on the overall sales growth rate for the first 39 weeks or the third quarter of fiscal 2006. The sales increases were due primarily to sales to new customers and sales growth in SYGMA’s existing customer base related to new locations added by those customers, each of which temporarily increases SYGMA’s cost to service the customers. In addition, certain customers were transferred from Broadline operations to be serviced by SYGMA operations, contributing to the sales increase.

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

Operating Activities

Cash flow from operations in the first 39 weeks of fiscal 2006 and fiscal 2005 was negatively impacted by increases in accounts receivable balances and inventory balances, partially offset by increases in accounts payable balances.

The increases in accounts receivable and inventory balances were primarily a result of sales growth. Accounts payable balances are impacted by many factors, including changes in product mix, changes in payment terms with vendors due to conversion to more efficient electronic payment methods and cash discount terms.

Other long-term liabilities and prepaid pension cost, net, increased $39,724,000 during the first 39 weeks of fiscal 2006 and increased $17,743,000 during the first 39 weeks of fiscal 2005. The change in these accounts is primarily attributable to the recording of net pension costs and the timing of pension contributions. In the first 39 weeks of fiscal 2006, the company recorded net pension costs of $97,944,000 and contributed $71,538,000 to its pension plans. In the first 39 weeks of fiscal 2005, the company recorded net pension costs of $80,145,000 and contributed $84,603,000 to its pension plans.

Financing Activities

During the first 39 weeks of fiscal 2006, a total of 15,951,800 shares were repurchased at a cost of $527,616,000, as compared to 10,096,200 shares at a cost of $354,078,000 for the comparable period in fiscal 2005. An additional 318,000 shares at a cost of $10,023,000 have been purchased through April 29, 2006, resulting in 19,382,900 shares remaining available for repurchase as authorized by the Board. The company expects that it will repurchase approximately one million shares in the fourth quarter of fiscal 2006.

The company made three regular quarterly dividend payments during the first 39 weeks of fiscal 2006, totaling $0.47 per share. In February 2006, SYSCO declared its regular quarterly dividend for the fourth quarter of fiscal 2006, which was paid in April 2006.

As of April 1, 2006, SYSCO had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which $12,000,000 was outstanding at April 1, 2006. Such borrowings were $8,900,000 as of April 29, 2006.

As of April 1, 2006, SYSCO’s borrowings under its commercial paper programs were $459,311,000. Such borrowings were $537,564,000 as of April 29, 2006. During the 39-week period ended April 1, 2006, commercial paper and short-term bank borrowings ranged from approximately $126,846,000 to $696,950,000.

In September 2005, SYSCO issued 5.375% senior notes totaling $500,000,000 due on September 21, 2035, under its April 2005 shelf registration. These notes, which were priced at 99.911% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper issuances outstanding as of September 2005.

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

In November 2005, SYSCO and one of its subsidiaries, SYSCO International, Co., entered into a new revolving credit facility to support the company’s U.S. and Canadian commercial paper programs. The facility, which was increased to $750,000,000 in March 2006, may be increased up to $1,000,000,000 at the option of the company, and terminates on November 4, 2010, subject to extension. The facility replaced the previous $450,000,000 (U.S. dollar) and

$100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated.
In April 2006, SYSCO initiated a new commercial paper program allowing the company to issue short-term unsecured notes in an aggregate not to exceed $1.3 billion. This new commercial paper program will replace notes that were issued under SYSCO’s existing commercial paper program as they mature and become due and payable.

Included in current maturities of long-term debt at April 1, 2006 are the 7.0% Senior Notes due May 2006 totaling $200,000,000. The company funded these notes at maturity through a combination of short-term bank borrowings and issuances of commercial paper.

The long-term debt to capitalization ratio was 41.6% at April 1, 2006, which is higher than SYSCO’s target range of 35% to 40% due to increased borrowing levels in the second quarter of fiscal 2006. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions. Higher overall borrowing levels are a result of the level of share repurchases, increased working capital requirements driven primarily by sales growth and continued capital investments in the form of additions to plant and equipment and acquisitions of new businesses. Management anticipates that overall debt levels will be reduced during the fourth quarter of fiscal 2006, due to a slowing in the rate of share repurchases by the company and an expected continuation of the historical pattern of stronger cash flows during the fourth quarter of the fiscal year. Management estimates that the long-term debt to capitalization ratio will be within the long-term target range by the end of fiscal 2006.

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

Share-Based Compensation

Prior to July 3, 2005, SYSCO accounted for its stock option plans and the Employees’ Stock Purchase Plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the Employees’ Stock Purchase Plan. However, share-based compensation expense was recognized in periods prior to fiscal 2006 (and continues to be recognized) for stock issuances pursuant to the Management Incentive Plans and stock grants to non-employee directors. Share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

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

As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s earnings before income taxes and net earnings for the 39-week period ended April 1, 2006 were $90,918,000 and $80,867,000 lower, respectively, than if the company had continued to account for share-based compensation under APB 25. Basic and diluted earnings before the cumulative effect of the accounting change per share for the 39 weeks ended April 1, 2006 would have been $1.08 and $1.07, respectively, if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings before the cumulative effect of the accounting change per share of $0.95 and $0.94, respectively.

As of April 1, 2006, there was $136,100,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.73 years.

SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plans and the Non-Employee Directors Stock Plan.

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

The fair value of the stock issued under the Employee Stock Purchase Plan is calculated as the difference between the stock price and the employee purchase price. The fair value of the stock issued under the Management Incentive Plans is based on the stock price less a 12%

discount for post-vesting restrictions. The discount for post-vesting restrictions is estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award.

The compensation cost related to stock issuances resulting from awards under the Management Incentive Plans is accrued over the fiscal year to which the incentive bonus relates. The compensation cost related to stock issuances resulting from employee purchases of stock under the Employees’ Stock Purchase Plan is recognized during the quarter in which the employee payroll withholdings are made.

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

New Accounting Standards

Emerging Issues Task Force (“EITF”) 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” requires that two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction, if the transactions were entered into in contemplation of one another. Exchanges of inventory between entities in the same line of business should be accounted for at fair value or recorded at carrying amounts, depending on the classification of such inventory. The company is still evaluating this guidance which is effective in the fourth quarter of fiscal year 2006.

Forward-Looking Statements

Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding potential future repurchases under the share repurchase program; anticipated levels of debt and cash flows in the second half of fiscal 2006; target debt to capitalization ratios; expense trends; estimated interest expense; the expected impact of steps taken to increase SYGMA’s profitability; the impact of ongoing legal proceedings; the timing, expected cost savings and other long-term benefits of the National Supply Chain project and regional distribution centers,; anticipated capital expenditures which may vary from projections; the ability to increase sales and market share and grow earnings; the potential for future success; pension plan contributions; the continuing impact of economic conditions on sales growth; growth strategies; SYSCO’s ability to refinance current maturities of long-term debt; and SYSCO’s ability to meet its cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including the current economic environment, increased fuel costs and consumer spending; SYSCO’s leverage and debt risks; the successful completion of acquisitions and integration of acquired companies; the effect of competition on SYSCO and its customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management’s allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions. The estimated negative impact of the National Supply Chain project on results of operations is based on estimates regarding the benefits received from the project in areas such as sales, cost of sales, operating expenses and interest expense. These are subjective estimates, and actual current and future benefits could vary from these estimates.

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

As of April 1, 2006, the company had outstanding $459,311,000 of commercial paper issuances at variable rates of interest with maturities through April 3, 2006. The company’s long-term debt obligations of $1,995,725,000 as of April 1, 2006 were primarily at fixed rates of interest.
Item 4.	Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of April 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of April 1, 2006, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.
Item 1A. Risk Factors
The information set forth in this report should be read in conjunction with the risk factors discussed in Item 7 of the company’s Annual Report on Form 10-K for the year ended July 2, 2005, which could materially affect SYSCO’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known by the company or that are currently deemed to be immaterial also may materially adversely affect SYSCO’s business, financial condition and/or operating results.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
SYSCO made the following share repurchases during the third quarter of fiscal 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (1)	Paid per Share	Programs	Programs
Month #1 Jan. 1 – Jan. 28	900,891	$30.97	900,000	20,730,900
Month #2 Jan. 29 – Feb. 25	306,761	30.85	290,000	20,440,900
Month #3 Feb. 26 – Apr. 1	573,699	30.62	552,000	19,888,900
Total	1,781,351	30.84	1,742,000	19,888,900

(1)	The total number of shares purchased includes 891, 16,761 and 21,699 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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

On March 6, 2006, the company entered into a stock purchase plan with Wells Fargo Securities, LLC to purchase up to 1,500,000 shares of SYSCO common stock as authorized under the February 2005 and November 2005 repurchase programs pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A total of 902,000 shares were purchased between March 6, 2006 and May 2, 2006, including during company “blackout” periods. By its terms, the agreement terminated on May 2, 2006.

As of April 29, 2006, there were 19,382,900 shares remaining available for repurchase under the November 2005 repurchase program.

In February 2006, a total of 35,522 dividend access shares, convertible on a one-for-one basis into SYSCO shares, were released by a Canadian subsidiary of the company to the former owners of North Douglas Distributors pursuant to the terms of an escrow agreement executed in connection with SYSCO’s acquisition of North Douglas in December 2000. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
Item 3.	Defaults upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3(b)	Bylaws, as amended and restated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

3(c)	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3(d)	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3(e)	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

4(a)	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4(b)	First Supplemental Indenture, dated June 27, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(c)	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(d)	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(e)	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(f)	Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

4(g)	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4(h)	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4(i)	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4(j)	Indenture dated May 23, 2002 between SYSCO International, Co., SYSCO Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

*10(a)	First Amendment to the Sixth Amended and Restated SYSCO Corporation Supplemental Executive Retirement Plan.

*10(b)	Description of Compensation Arrangement with Colin Campbell, former non-employee director.

10(c)	Commitment Increase Agreement dated March 31, 2006 by and among SYSCO Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated September 13, 2002, incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 6, 2006 (File No. 1-6544).

10(d)	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10(e)	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10(f)	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

*15(a)	Report from Ernst & Young LLP dated May 11, 2006, re: unaudited financial statements.

*15(b)	Acknowledgment letter from Ernst & Young LLP.

*31(a)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION
(Registrant)

	By	/s/ RICHARD J. SCHNIEDERS

Richard J. Schnieders
Chairman of the Board,
Chief Executive Officer and President

Date: May 11, 2006

	By	/s/ JOHN K. STUBBLEFIELD, JR.

John K. Stubblefield, Jr.
Executive Vice President, Finance and
Chief Financial Officer

Date: May 11, 2006

	By	/s/ G. MITCHELL ELMER

G. Mitchell Elmer
Vice President, Controller and
Chief Accounting Officer

Date: May 11, 2006

EXHIBIT INDEX

NO.	DESCRIPTION
3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3(b)	Bylaws, as amended and restated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

3(c)	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3(d)	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3(e)	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

4(a)	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4(b)	First Supplemental Indenture, dated June 27, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(e) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(c)	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4(d)	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(e)	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h)

NO.	DESCRIPTION
to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4(f)	Fifth Supplemental Indenture, dated as of July 27, 1998, between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4 (h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6554).

4(g)	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4(h)	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4(i)	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between SYSCO Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4(j)	Indenture dated May 23, 2002 between SYSCO International, Co., SYSCO Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

*10(a)	First Amendment to the Sixth Amended and Restated SYSCO Corporation Supplemental Executive Retirement Plan.

*10(b)	Description of Compensation Arrangement with Colin Campbell, former non-employee director.

10(c)	Commitment Increase Agreement dated March 31, 2006 by and among SYSCO Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated September 13, 2002, incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 6, 2006 (File No. 1-6544).

10(d)	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10(e)	Commercial Paper Dealer Agreement, dated as of April 13, 2006,

NO.	DESCRIPTION
between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10(f)	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

*15(a)	Report from Ernst & Young LLP dated May 11, 2006, re: unaudited financial statements.

*15(b)	Acknowledgment letter from Ernst & Young LLP.

*31(a)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.