Form 10-K
period 2006-07-01
SYSCO CORP
filed 2006-09-14
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6544

Sysco Corporation
(Exact name of registrant as specified in its charter)

Delaware	74-1648137
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
1390 Enclave Parkway	77077-2099
Houston, Texas	(Zip Code)
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
None
     Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
     Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer     ☑          Accelerated Filer     ☐          Non-accelerated Filer     ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $19,157,130,000 at December 30, 2005 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 30, 2005, as reported by The Wall Street Journal (Southwest Edition)). At August 26, 2006, the registrant had issued and outstanding an aggregate of 619,613,777 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the company’s 2006 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

ITEM 1.	Business
Overview
     Sysco Corporation, acting through its subsidiaries and divisions (collectively referred to as “SYSCO” or the “company”), is the largest North American distributor of food and related products primarily to the foodservice or “food-prepared-away-from-home” industry. Founded in 1969, SYSCO provides its products and services to approximately 394,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.
     SYSCO, which was formed when the stockholders of nine companies exchanged their stock for SYSCO common stock, commenced operations in March 1970. Since its formation, the company has grown from $115 million to over $32 billion in annual sales, both through internal expansion of existing operations and through acquisitions. Through the end of fiscal 2006, SYSCO had acquired 137 companies or divisions of companies.
     During fiscal 2006, SYSCO completed the following acquisitions:

•	Desert Meats & Provisions, Inc., the largest independent specialty meat distributor in the Las Vegas and southern Nevada foodservice markets;

•	Thomas Brothers Produce, Inc., the largest independent produce distributor in the state of Oklahoma;

•	City Produce, Inc. and a related group of companies, which together comprise the largest independent produce distributor in the Austin, San Antonio, Corpus Christi and Harlingen, Texas foodservice markets;

•	Incredible Fresh Produce, a distributor of fresh produce servicing southwest Florida;

•	A-One-A Produce & Dairy, Inc., the largest fresh produce distributor in South Florida;

•	Western Foods, Inc., a broadline foodservice distributor located in Little Rock, Arkansas; and

•	The Fowler & Huntting Company, Inc., a full-line fresh fruit and vegetable distributor headquartered in Hartford, Connecticut.
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
Operating Segments
     SYSCO provides food and related products to the foodservice or “food-prepared-away-from-home” industry. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to chain restaurant customer locations. “Other” financial information is attributable to the company’s other segments, including the company’s specialty produce, custom-cut meat and lodging industry products segments. The company’s specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Specialty meat companies distribute custom-cut fresh steaks, other meat, seafood and poultry. Our lodging industry products company distributes personal care guest amenities, equipment, housekeeping supplies, room accessories and textiles to the lodging industry. Selected financial data for each of the company’s reportable segments as well as financial information concerning geographic areas can be found in Note 17, Business Segment Information, in the Notes to Consolidated Financial Statements in Item 8.

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
     Products distributed by the company include a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts; a full line of canned and dry foods; fresh meats; imported specialties; and fresh produce. The company also supplies a wide variety of non-food items, including: paper products such as disposable napkins, plates and cups; tableware such as china and silverware; cookware such as pots, pans and utensils; restaurant and kitchen equipment and supplies; and cleaning supplies. SYSCO’s operating companies distribute nationally-branded merchandise, as well as products packaged under SYSCO’s private brands.
     The company believes that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to traditional customers. SYSCO’s operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through the more than 13,900 sales and marketing representatives and support staff of SYSCO and its operating companies, SYSCO stays informed of the needs of its customers and acquaints them with new products and services. SYSCO’s operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers’ businesses.
     No single customer accounted for 10% or more of SYSCO’s total sales for its fiscal year ended July 1, 2006.
     SYSCO’s sales to chain restaurant customers consist of a variety of food products. The company believes that consistent product quality and timely and accurate service are important factors in the selection of a chain restaurant supplier. One chain restaurant customer (Wendy’s International, Inc.) accounted for 5% of SYSCO’s sales for its fiscal year ended July 1, 2006. Although this customer represents approximately 37% of the SYGMA segment sales, the company does not believe that the loss of this customer would have a material adverse effect on SYSCO as a whole.
     Based upon available information, the company estimates that sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2006	2005	2004

Restaurants	63%	64%	64%
Hospitals and nursing homes	10	10	10
Schools and colleges	5	5	5
Hotels and motels	6	6	6
Other	16	15	15

Totals	100%	100%	100%

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
     In the second quarter of fiscal 2002, SYSCO began a project to restructure its supply chain (National Supply Chain project). This project is intended to increase profitability by lowering aggregate inventory levels, operating costs, and future facility expansion needs at SYSCO’s broadline operating companies while providing greater value to our suppliers and customers.

     The National Supply Chain project involved the creation of the Baugh Supply Chain Cooperative, Inc. (BSCC) which administers a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of SYSCO Brand merchandise as well as products from a number of national brand suppliers, encompassing substantially all product lines. The operating companies can choose to purchase product from the suppliers participating in the cooperative’s programs or from other suppliers, although SYSCO Brand products are only available to the operating companies through the cooperative’s programs.
     The National Supply Chain project has three major supply change initiatives actively underway. The first initiative involves the construction and operation of regional distribution centers which will aggregate inventory demand to optimize the supply chain activities for certain products for all SYSCO broadline operating companies in the region. The company expects to build from seven to nine regional distribution centers (RDCs). The first of these centers, the Northeast RDC located in Front Royal, Virginia, opened during the third quarter of fiscal 2005. SYSCO has purchased the sites for two additional RDCs. The second initiative is the national transportation management initiative which provides the capability to view and manage all of SYSCO’s inbound freight, both to RDCs and the operating companies, as a network and not as individual locations. The third initiative relates to inventory management software that helps SYSCO forecast inventory demand and manage inventories more effectively.
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
     A majority of SYSCO’s sales orders are filled within 24 hours of when the customers’ orders are placed. SYSCO will generally maintain inventory on hand to be able to meet customer demand. The level of inventory on hand will vary by product depending on product shelf-life, supplier order fulfillment lead times and customer demand. SYSCO also makes purchases of product based on supply or pricing opportunities.
     SYSCO takes advantage of suppliers’ cash discounts where appropriate and otherwise generally receives payment terms from its suppliers ranging from weekly to 30 days or more.
Corporate Headquarters’ Services
     SYSCO’s corporate staff makes available a number of services to the company’s operating companies. Members of the corporate staff possess experience and expertise in, among other areas, accounting and finance, cash management, information technology, employee benefits, engineering and insurance. The corporate office makes available legal, marketing, payroll, human resources, information technology and tax compliance services. The corporate office also makes available warehousing and distribution services, which provide assistance in space utilization, energy conservation, fleet management and work flow.
Capital Improvements
     To maximize productivity and customer service, the company continues to construct and modernize its distribution facilities. During fiscal 2006, 2005 and 2004, approximately $514,751,000, $390,203,000 and $530,086,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The company estimates its capital expenditures in fiscal 2007 should be in the range of $575,000,000 to $625,000,000. During the three years ended July 1, 2006, capital expenditures were financed primarily by internally generated funds, the company’s commercial paper program and bank and other borrowings. The company expects to finance its fiscal 2007 capital expenditures from the same sources.
Employees
     As of July 1, 2006, SYSCO and its operating companies had approximately 49,600 full-time employees, approximately 18% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled by each individual operating company. Collective bargaining agreements covering approximately 23% of the company’s union employees expire during fiscal 2007. SYSCO considers its labor relations to be satisfactory. During fiscal 2006, the number of customer contact associates increased 6% over the levels at the end of fiscal 2005. The company intends to continue increasing the number of customer contact associates in fiscal 2007.
Competition
     The business of SYSCO is competitive with numerous companies engaged in foodservice distribution. Foodservice operators may also choose to purchase products directly from retail outlets. While competition is encountered primarily from local and regional distributors, a few companies compete with SYSCO on a national basis. The company believes that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices. The company estimates that it serves about 14% of an approximately $232 billion annual market that includes the North American foodservice and hotel amenity, furniture and textile markets. SYSCO believes, based upon industry trade data, that its sales to the North American “food-prepared-away-from-home” industry were the highest of any foodservice distributor during fiscal 2006. While adequate industry statistics are not available, the company believes that in most instances its local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas.
Government Regulation
     As a marketer and distributor of food products, SYSCO is subject to the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (“FDA”) and the Canadian Food and Drugs Act and the regulations thereunder.
     The FDA regulates manufacturing and holding requirements for foods through its manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. For certain product lines, SYSCO is also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated thereunder by the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from the company’s suppliers. SYSCO is also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.
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
     The company and its products are also subject to state, provincial and local regulation through such measures as the licensing of its facilities; enforcement by state, provincial and local health agencies of state, provincial and local standards for the company’s products; and regulation of the company’s trade practices in connection with the sale of its products. SYSCO’s facilities are subject to inspections and regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor, together with similar occupational health and safety laws in each Canadian province. These regulations require the company to comply with certain manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products distributed by the company.
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
General
     SYSCO has numerous trademarks which are of significant importance to the company. The loss of the SYSCO® trademark would have a material adverse effect on SYSCO’s results of operations.
     SYSCO is not engaged in material research and development activities relating to the development of new products or the improvement of existing products.
     The company’s sales do not generally fluctuate significantly on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.
     As of July 1, 2006, SYSCO and its operating companies operated 188 facilities throughout the United States and Canada, of which 171 were principal distribution facilities.
Item 1A.     Risk Factors
Low Margin Business; Inflation and Economic Sensitivity
     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. SYSCO makes a significant portion of its sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, SYSCO’s profit levels may be negatively impacted during periods of product cost deflation, even though SYSCO’s gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may have a negative impact on the company’s profit margins and earnings to the extent such product cost increases are not passed on to customers due to resistance to higher prices and the timing needed to pass on such increases. The foodservice industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence and the frequency and amount spent by consumers for food prepared away from home may negatively impact SYSCO’s sales and operating results. SYSCO’s operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties collecting accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although these factors have not had a material adverse impact on SYSCO’s past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.
Increased Fuel Costs
     Increased fuel costs have recently had a negative impact on the company’s results of operations. The high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. The high cost of fuel can also increase the price paid by SYSCO for products as well as the costs incurred by SYSCO to deliver products to its customers. These factors in turn negatively impact SYSCO’s sales, margins, operating expenses and operating results.
Interruption of Supplies and Increases in Product Costs
     SYSCO obtains substantially all of its foodservice and related products from third party suppliers. For the most part, SYSCO does not have long-term contracts with its suppliers committing them to provide products to SYSCO. Although SYSCO’s purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by SYSCO in the quantities and at the prices requested. Because SYSCO does not control the actual production of the products it sells, it also is subject to delays caused by interruption in production and increases in product costs based on conditions outside its control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather, crop conditions, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events (including, but not limited to, the outbreak of avian flu or similar food-borne illnesses in the United States and

Canada). SYSCO’s inability to obtain adequate supplies of its foodservice and related products as a result of any of the foregoing factors or otherwise could mean that SYSCO could not fulfill its obligations to customers, and customers may turn to other distributors.
Baugh Supply Chain Cooperative Structure
     The National Supply Chain project involved the creation of BSCC which administers a consolidated product procurement program to develop, obtain and ensure consistent quality food and non-food products. BSCC is a cooperative for income tax purposes. SYSCO believes that the cooperative entity is appropriate for BSCC based on the business operations of this affiliate and on the legal structure applied. However, if the application of the cooperative structure was to be disallowed by any federal, state or local tax authority, SYSCO could be required to accelerate the payment of a portion or all of its income tax liabilities that it otherwise has deferred until future periods and be liable for interest on such amounts. Amounts included as deferred income tax liabilities related to BSCC deferred supply chain distributions were $924,902,000 as of July 1, 2006. If SYSCO was required to accelerate a significant portion of these deferred tax liabilities, the company may be required to raise additional capital through debt financing or the issuance of equity or it may be required to forego or defer planned capital expenditures or share repurchases or a combination thereof and may be required to pay interest on amounts deferred.
Leverage and Debt Service
     Because a substantial part of SYSCO’s growth historically has been the result of acquisitions and capital expansion, SYSCO’s continued growth depends, in large part, on its ability to continue this expansion. As a result, its inability to finance acquisitions and capital expenditures through borrowed funds could restrict its ability to expand. Moreover, any default under the documents governing the indebtedness of SYSCO could have a significant adverse effect on the company’s cash flows, as well as the market value of SYSCO’s common stock. Further, SYSCO’s leveraged position may also increase its vulnerability to competitive pressures.
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
Reputation and Media Exposure
     Maintaining a good reputation is critical to SYSCO’s business, particularly to selling SYSCO Brand products. Anything that damages that reputation (whether or not justified), including adverse publicity about the quality, safety or integrity of the company’s products, could quickly affect its revenues and profits. Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering could also severely injure the company’s reputation. If patrons of the company’s restaurant customers become ill from food-borne illnesses, the customers could be forced to temporarily close restaurant locations and SYSCO’s sales would be correspondingly decreased. In addition, instances of food-borne illnesses or food tampering or other health concerns, even those unrelated to the use of SYSCO products, can result in negative publicity about the food service distribution industry and cause our sales to decrease dramatically.
Labor Relations and Availability of Qualified Labor
     As of July 1, 2006, approximately 8,800 employees at 55 operating companies were members of 61 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2007, 16 agreements covering approximately 2,000 employees will expire. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although SYSCO’s operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and SYSCO believes they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on SYSCO.

     SYSCO’s operations rely heavily on its employees, particularly drivers, and any shortage of qualified labor could significantly affect the company’s business. Our recruiting and retention efforts and efforts to increase productivity gains may not be successful and there may be a shortage of qualified drivers in future periods. Any such shortage would decrease SYSCO’s ability to effectively serve its customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in the company’s revenue and earnings.
Charter and Preferred Stock
     Under its Restated Certificate of Incorporation, SYSCO’s Board of Directors is authorized to issue up to 1.5 million shares of preferred stock without stockholder approval. Issuance of these shares could make it more difficult for anyone to acquire SYSCO without approval of the Board of Directors, depending on the rights and preferences of the stock issued. In addition, if anyone attempts to acquire SYSCO without approval of the Board of Directors of SYSCO, the existence of this undesignated preferred stock could allow the Board of Directors to adopt a shareholder rights plan without obtaining stockholder approval, which could result in substantial dilution to a potential acquiror. As a result, hostile takeover attempts that might result in an acquisition of SYSCO that could otherwise have been financially beneficial to SYSCO’s stockholders could be deterred.
Tax Audit
     As of July 1, 2006, the company’s 2003 and 2004 federal income tax returns were under audit by the Internal Revenue Service (IRS). The company believes that it has appropriate support for the positions taken on these tax returns and has recorded a liability for its best estimate of the probable loss on certain of these positions. However, if the IRS disagrees with the positions taken by the company on its tax returns, SYSCO could have additional tax liability, including interest and penalties. If material, payment of such amounts upon final adjudication of any disputes could have an adverse effect on the company’s financial results and cash flows.
Reliance on Technology
     SYSCO’s ability to decrease costs and increase profits, as well as its ability to serve customers most effectively, depends on the reliability of its technology network. The company uses software and other technology systems to load trucks in the most efficient manner to optimize the use of storage space and minimize the time spent at each stop. Any disruption to these computer systems could adversely impact SYSCO’s customer service, decrease the volume of its business and result in increased costs. While SYSCO has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate the company from technology disruption that could result in adverse effects on operations and profits.
Item 1B.     Unresolved Staff Comments
     None.

Item 2.     Properties
     The table below shows the number of distribution facilities and self-serve centers occupied by SYSCO in each state or province and the aggregate cubic footage devoted to cold and dry storage as of July 1, 2006.

	Number of	Cold Storage	Dry Storage
	Facilities	(Thousands	(Thousands	Segments
Location	and Centers	Cubic Feet)	Cubic Feet)	Served*

Alabama	3	5,086	6,443	BL
Alaska	1	1,067	645	BL
Arizona	1	2,901	3,190	BL
Arkansas	2	2,549	2,958	BL,O
California	19	27,309	34,157	BL, S, O
Colorado	4	6,304	6,399	BL, S, O
Connecticut	2	5,619	4,115	BL, O
District of Columbia	1	335	30	O
Florida	17	26,657	27,877	BL, S, O
Georgia	6	5,654	14,937	BL, S, O
Hawaii	1	—	258	O
Idaho	2	2,023	2,366	BL
Illinois	6	5,916	10,492	BL, S, O
Indiana	2	3,905	1,822	BL, O
Iowa	1	2,300	2,935	BL
Kansas	1	4,003	3,894	BL
Kentucky	1	2,330	2,648	BL
Louisiana	1	3,265	2,994	BL
Maine	1	1,507	2,121	BL
Maryland	5	8,826	8,896	BL, O
Massachusetts	2	5,605	7,798	BL, S
Michigan	4	5,501	9,569	BL, S, O
Minnesota	2	4,299	4,247	BL
Mississippi	1	2,125	2,690	BL
Missouri	2	2,182	2,709	BL, S
Montana	1	3,288	2,538	BL
Nebraska	1	1,712	2,108	BL
Nevada	3	2,980	4,486	BL, O
New Jersey	4	4,135	10,753	BL, O
New Mexico	1	2,921	3,029	BL
New York	5	7,433	10,436	BL
North Carolina	6	5,440	11,478	BL, S, O
North Dakota	1	821	1,188	BL
Ohio	9	8,963	13,933	BL, S, O
Oklahoma	4	3,747	4,148	BL, S, O
Oregon	3	3,980	3,791	BL, S, O
Pennsylvania	4	6,780	8,286	BL, S
South Carolina	1	2,271	2,362	BL
South Dakota	1	2	123	BL
Tennessee	4	6,630	9,517	BL, O
Texas	17	20,059	24,105	BL, S, O
Utah	1	3,600	3,690	BL
Virginia	3	13,162	10,091	BL
Washington	1	4,004	2,950	BL
Wisconsin	3	7,128	5,902	BL
Alberta, Canada	2	4,090	3,982	BL
British Columbia, Canada	8	3,896	4,649	BL, O
Manitoba, Canada	1	1,135	860	BL
New Brunswick, Canada	2	1,172	1,031	BL
Newfoundland, Canada	2	744	669	BL
Nova Scotia, Canada	1	735	704	BL
Ontario, Canada	9	8,621	9,123	BL, S, O
Quebec, Canada	1	716	1,209	BL
Saskatchewan, Canada	1	1,271	750	BL

Total	188	268,704	324,081

*	Segments served include Broadline (BL), SYGMA (S) and Other (O).

     SYSCO owns approximately 464,285,000 cubic feet of its distribution facilities and self-serve centers (or 78.3% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 2007 to fiscal 2041, exclusive of renewal options. Certain of the facilities owned by the company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $15,789,000 at July 1, 2006. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates through fiscal 2026.
     The company owns its approximately 175,000 square foot headquarters office complex in Houston, Texas and leases approximately 218,000 square feet of additional office space in Houston, Texas. The company began the expansion of its headquarters office complex in fiscal 2006, the first phase of which is expected to be completed in the fall of 2006. Upon completion of the first phase of the expansion, the company’s headquarters office complex will be approximately 325,000 and 150,000 owned and leased square feet, respectively.
     Facilities in Riviera Beach, Florida; Albuquerque, New Mexico; and Columbia, South Carolina (which in the aggregate accounted for approximately 2.6% of fiscal 2006 sales) are operating near capacity and the company is currently constructing expansions or replacements for these distribution facilities. The company has also announced plans to construct new distribution facilities in Knoxville, Tennessee and Longview, Texas. The company expects its second regional redistribution facility, to be located in Alachua, Florida, and will be operational in fiscal 2008. The company has also purchased the site of its third regional distribution facility to be built in Hamlet, Indiana.
     As of July 1, 2006, SYSCO’s fleet of approximately 8,900 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. The company owns approximately 87% of these vehicles and leases the remainder.
Item 3.     Legal Proceedings
     SYSCO is engaged in various legal proceedings which have arisen in the normal course of business but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
     The principal market for SYSCO’s Common Stock (SYY) is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for SYSCO’s Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the periods indicated.

	Common Stock Prices		Dividends
			Declared
	High	Low	Per Share

Fiscal 2005:
First Quarter	$36.00	$29.48	$0.13
Second Quarter	38.43	29.71	0.15
Third Quarter	37.83	32.57	0.15
Fourth Quarter	38.04	34.23	0.15
Fiscal 2006:
First Quarter	$37.30	$30.96	$0.15
Second Quarter	33.59	29.98	0.17
Third Quarter	32.72	29.11	0.17
Fourth Quarter	32.15	29.11	0.17
     The number of record owners of SYSCO’s Common Stock as of August 26, 2006 was 14,091.

     On March 31, 2006, a total of 35,522 dividend access shares, convertible on a one-for-one basis into SYSCO shares, were released by a Canadian subsidiary of the company to the former shareholders of North Douglas Distributors, Ltd. n/k/a North Douglas Sysco Food Services, Inc. pursuant to the terms of an earnout agreement executed in connection with Sysco Holdings of BC, Inc.’s acquisition of North Douglas Distributors, Ltd. in December 2000.
     The above issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
     SYSCO made the following share repurchases during the fourth quarter of fiscal 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number
			of Shares
			Purchased	(d) Maximum Number
			as Part of	of Shares That May Yet
	(a) Total Number	(b) Average Price	Publicly Announced	be Purchased Under
Period	of Shares Purchased(1)	Paid Per Share	Plans or Programs	the Plans or Programs

Month #1 April 2 — April 29	420,141	$31.59	418,000	19,448,900
Month #2 April 30 — May 27	133,354	30.04	110,000	19,338,900
Month #3 May 28 — July 1	12,131	30.36	—	19,338,900

Total	565,626	$31.20	528,000	19,338,900

(1)	The total number of shares purchased includes 2,141, 23,354 and 12,131 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
     On February 18, 2005, the company announced that the Board of Directors approved the repurchase of 20,000,000 shares. On November 10, 2005, the company announced that the Board of Directors approved the repurchase of an additional 20,000,000 shares upon the completion of the February 2005 program. Pursuant to these repurchase programs, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors. In July 2004, the Board of Directors authorized the company to enter into agreements from time to time to extend its ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.
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
     From July 2, 2006 through August, 26, 2006, an additional 673,400 shares were purchased. As of August 26, 2006, no shares remained available for repurchase under the February 2005 repurchase program, and there were 18,665,500 shares remaining available for repurchase under the November 2005 repurchase program.

Item 6.	Selected Financial Data

	Fiscal Year

			2004
	2006(1,2)	2005	(53 Weeks)	2003(3)	2002

	(In thousands except for share data)
Sales	$32,628,438	$30,281,914	$29,335,403	$26,140,337	$23,350,504
Earnings before income taxes	1,394,946	1,525,436	1,475,144	1,260,387	1,100,870
Income taxes	548,906	563,979	567,930	482,099	421,083

Earnings before cumulative effect of accounting change	846,040	961,457	907,214	778,288	679,787
Cumulative effect of accounting change	9,285	—	—	—	—

Net earnings	$855,325	$961,457	$907,214	$778,288	$679,787

Earnings before cumulative effect of accounting change:
Basic earnings per share	$1.36	$1.51	$1.41	$1.20	$1.03
Diluted earnings per share	1.35	1.47	1.37	1.18	1.01
Net earnings:
Basic earnings per share	$1.38	$1.51	$1.41	$1.20	$1.03
Diluted earnings per share	1.36	1.47	1.37	1.18	1.01
Dividends declared per share	0.66	0.58	0.50	0.42	0.34
Total assets	$8,992,025	$8,267,902	$7,847,632	$6,936,521	$5,989,753
Capital expenditures	514,751	390,203	530,086	435,637	416,393
Current maturities of long-term debt	$106,265	$410,933	$162,833	$20,947	$13,754
Long-term debt	1,627,127	956,177	1,231,493	1,249,467	1,176,307

Total long-term debt	1,733,392	1,367,110	1,394,326	1,270,414	1,190,061
Shareholders’ equity	3,052,284	2,758,839	2,564,506	2,197,531	2,132,519

Total capitalization	$4,785,676	$4,125,949	$3,958,832	$3,467,945	$3,322,580

Ratio of long-term debt to capitalization	36.2%	33.1%	35.2%	36.6%	35.8%

(1)	In fiscal 2006, SYSCO recorded a one-time, after-tax, non-cash increase to earnings of $9,285,000 as a result of changing the measurement date of its pension and other postretirement benefit plans from fiscal year-end to May 31st which represents a change in accounting. The pro forma effects of retroactive application of the change in the measurement date for fiscal 2005, 2004, 2003 and 2002 are not material.

(2)	SYSCO adopted the provisions of SFAS 123(R), “Share-Based Payment” effective at the beginning of fiscal 2006. As a result, the results of operations include incremental share-based compensation cost over what would have been recorded had the company continued to account for share-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.”

(3)	SYSCO adopted the provisions of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” effective at the beginning of fiscal 2003. As a result, the amortization of goodwill and intangibles with indefinite lives was discontinued.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Highlights
     Sales increased 7.8% in fiscal 2006 over the prior year. Gross margins as a percentage of sales were 19.28% for fiscal 2006, or 0.18% greater as a percentage of sales than the prior year. Operating expenses as a percentage of sales for fiscal 2006 increased from the prior year, primarily due to incremental share-based compensation expense; increased fuel costs and increased pension costs, partially offset by lower management performance-based incentive compensation. Interest expense increased in fiscal 2006 over the prior year due to a combination of increased borrowing rates and increased borrowing levels. The increase in the effective tax rate for fiscal 2006 was due to the combination of the adoption of SFAS 123(R), coupled with the impact of certain tax benefits recorded in fiscal 2005. Primarily as a result of these factors, net earnings before the cumulative effect of accounting change for fiscal 2006 decreased 12.0% over the prior year.
     The Northeast Redistribution Center (Northeast RDC) began operations in the third quarter of fiscal 2005; therefore, the net impact of the National Supply Chain project in fiscal 2006 includes both expenses incurred by the project as well as certain direct benefits. Current direct benefits have been realized in the areas of cost of sales and operating expenses. Management estimates that expenses and direct benefits related to the National Supply Chain project had a net negative impact on earnings before income taxes of approximately $40,000,000 during fiscal 2006.
     In fiscal 2006, SYSCO adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) utilizing the modified-prospective transition method under which prior period results have not been restated. The results of operations for fiscal 2006 include incremental share-based compensation cost over what would have been recorded had the company continued to account for share-based compensation under APB 25 of $118,038,000 ($105,810,000, net of tax).
     SYSCO adopted accounting pronouncement EITF 04-13 “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” (EITF 04-13) at the beginning of the fourth quarter of fiscal 2006. The accounting standard requires certain transactions, where inventory is purchased by SYSCO from a customer and then resold at a later date to the same customer (as defined), to be presented in the income statement on a net basis. The impact of adopting this new standard resulted in sales being reduced by $99,803,000. Cost of sales were also reduced by the same amount and thus net earnings are unaffected by the adoption of this standard. SYSCO adopted this accounting pronouncement beginning in the fourth quarter of fiscal 2006 and will apply it to similar transactions prospectively. Prior year’s sales and cost of sales have not been restated. Therefore, the calculation of sales growth and the comparison of gross margins, operating expenses and earnings as a percentage of sales between the two years are affected.
     In the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefit plans to assist the company in meeting accelerated SEC filing dates, which increased net earnings for fiscal 2006 by $9,285,000, net of tax.
     General economic conditions, including fuel costs and their impact on consumer spending, can have an impact on SYSCO’s sales growth. Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and efforts of the company’s marketing associates overcame these economic conditions and contributed to the company’s sales growth in fiscal 2006. These economic conditions may continue to be a factor to SYSCO’s sales growth in future periods.
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
     The company estimates that it serves about 14% of an approximately $232 billion annual market that includes the North American foodservice and hotel amenity, furniture and textile markets. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially since that time.
     General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and in turn can impact SYSCO’s sales. SYSCO historically has grown at a faster rate than the overall industry and has grown its market share in this fragmented industry.
     The company intends to continue to expand its market share and grow earnings through strategies which include:

•	Sales growth: The company plans to grow sales by gaining an increased share of products purchased by existing customers, development of new customers, the use of foldouts (new operating companies created in established markets previously served by other SYSCO operating companies) and a disciplined acquisition program. The company uses market information to estimate the potential sales and profitability of new and existing customers. Marketing resources, SYSCO Brand products and value-added services provided by SYSCO can be custom-tailored to the purchasing needs of customers. Additionally, the investment of resources in any particular account can be made in proportion to the account’s potential profitability.

•	Brand management: SYSCO Brand products are manufactured by suppliers to meet the company’s product specifications using strict quality assurance standards. Management believes that SYSCO Brand products provide a greater value to customers and differentiate the company from its competitors. Management also believes that SYSCO Brand products generally provide higher profitability than national brand products.

•	Productivity gains: The company’s investment in warehousing and transportation technology and the implementation of best business practices allows SYSCO to leverage operating expenses relative to sales growth.

•	Sales force effectiveness: The company invests in the development and expansion of its customer contact resources by hiring additional customer contact personnel through targeted recruiting, hiring and promotion practices, effective use of training programs and improved compensation systems. Expanded business review and business development functions allow the sales force to strengthen customer relationships and increase sales.

•	Supply chain management: The company’s National Supply Chain project and related organization is being developed to reduce total supply chain costs, operating costs and working capital requirements of the company.
National Supply Chain Project
     The company’s National Supply Chain project is intended to optimize the supply chain activities for products for SYSCO’s operating companies in each respective region and is expected to result in increased sales and profitability. In addition, it will lower inventory, operating costs, working capital requirements and future facility expansion needs at SYSCO’s operating companies while providing greater value to our suppliers and customers. The company expects to build from seven to nine regional distribution centers in the United States. The first of these centers, the Northeast RDC located in Front Royal, Virginia, opened during the third quarter of fiscal 2005.
     During fiscal 2006 management identified a number of operational changes that they believed would make the Northeast RDC more efficient and held case volumes constant while these changes were being implemented. Additional case volume began to flow through the Northeast RDC after implementing these changes and case volumes continued to increase at a controlled and measured pace. Management continues to believe that the long-term economic objectives of the project will be achieved. The long-term benefits expected to be realized from the National Supply Chain project will be reflected in the sales, cost of sales, operating expenses and interest expense line items in the Results of Operations statement.
     In January 2006, SYSCO completed the purchase of land in Alachua, Florida for the future site of its second RDC, which will service the company’s five broadline operating companies in Florida. This facility is expected to be operational in fiscal 2008. The company has also purchased the site for construction of a third RDC in Hamlet, Indiana.
Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	2006	2005	2004

Sales	100.0%	100.0%	100.0%
Costs and Expenses Cost of sales	80.7	80.9	80.7
Operating expenses	14.7	13.9	14.1
Interest expense	0.3	0.2	0.2
Other, net	0.0	0.0	0.0

Total costs and expenses	95.7	95.0	95.0

Earnings before income taxes and cumulative effect of accounting change	4.3	5.0	5.0
Income taxes	1.7	1.8	1.9

Earnings before cumulative effect of accounting change	2.6	3.2	3.1
Cumulative effect of accounting change	—	—	—

Net earnings	2.6%	3.2%	3.1%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the prior year:

	2006	2005

Sales	7.8%	3.2%
Costs and Expenses Cost of sales	7.5	3.5
Operating expenses	14.4	1.3
Interest expense	45.5	7.3
Other, net	(17.3)	(11.8)

Total costs and expenses	8.6	3.2

Earnings before income taxes and cumulative effect of accounting change	(8.6)	3.4
Income taxes	(2.7)	(0.7)

Earnings before cumulative effect of accounting change	(12.0)	6.0
Cumulative effect of accounting change	—	—

Net earnings	(11.0)%	6.0%

Earnings before cumulative effect of accounting change:
Basic earnings per share	(9.9)%	7.1%
Diluted earnings per share	(8.2)	7.3
Net earnings:
Basic earnings per share	(8.6)	7.1
Diluted earnings per share	(7.5)	7.3
Average shares outstanding	(2.3)	(1.0)
Diluted shares outstanding	(3.7)	(1.3)
Sales
     Sales for fiscal 2006 were 7.8% greater than fiscal 2005. Acquisitions contributed 1.4% to the overall sales growth rate for fiscal 2006 and 0.8% for fiscal 2005. The adoption of EITF 04-13 at the beginning of the fourth quarter of fiscal 2006 reduced sales growth in fiscal 2006 by 0.3%, or $99,803,000. Sales for fiscal 2005 were 3.2% greater than fiscal 2004, or 5.3% greater after adjusting for the additional week in fiscal 2004. Because the fourth quarter of fiscal 2004 contained an additional week as compared to fiscal 2005, sales growth for fiscal years 2005 and 2004 are not directly comparable. In order to provide a more comparable picture of sales growth, management believes that it is appropriate to adjust the sales figures for fiscal 2004 by the estimated impact of the additional week. As a result, sales for fiscal 2004 presented in the table below are adjusted by one-fourteenth of total sales for the fourth quarter. Set forth below is a reconciliation of actual sales growth to adjusted sales growth for the periods presented:

	2006	2005	2004
	(52 Weeks)	(52 Weeks)	(53 Weeks)

Sales for the fiscal year	$32,628,438,000	$30,281,914,000	$29,335,403,000
Estimated sales for the additional week	—	—	581,358,000

Adjusted sales	$32,628,438,000	$30,281,914,000	$28,754,045,000

Actual percentage increase	7.8%	3.2%	12.2%
Adjusted percentage increase	7.8%	5.3%	10.0%
     SYSCO generally expects to pass product cost increases to its customers; however, the actual amount of inflation reflected as sales price increases is difficult to quantify. Estimated product cost increases were 0.6% during fiscal 2006 as compared to 3.5% during fiscal 2005.

     SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and efforts of the company’s marketing associates contributed to the sales growth in fiscal 2006. The number of customer contact personnel has increased approximately 6% since the end of fiscal 2005.
     Management believes that prolonged periods of rising product costs together with general economic conditions, including the impact of increased fuel costs on consumer spending, contributed to the softness in the foodservice market and thus a slowing of SYSCO’s sales growth beginning in the latter half of the fourth quarter of fiscal 2004 and continuing into the first half of fiscal 2005. After adjusting for the additional week in fiscal 2004, sales growth remained relatively stable over the course of fiscal 2005. Management believes that the declining rate of product cost increases over the course of fiscal 2005 has lessened the overall gross margin pressures experienced during the year and has contributed to the underlying unit growth in the latter half of fiscal 2005 and all of fiscal 2006. Additionally, management believes that the continued focus on the company’s business review process has contributed to unit sales growth.
     Industry sources estimate the total foodservice market experienced real sales growth of approximately 1.9% in calendar year 2005 and 2.3% in calendar year 2004.
     A comparison of the sales mix in the principal product categories during the last three years is presented below:

	2006	2005	2004

Fresh and frozen meats	19%	19%	19%
Canned and dry products	18	18	18
Frozen fruits, vegetables, bakery and other	14	14	14
Poultry	10	11	11
Dairy products	9	9	9
Fresh produce	9	8	8
Paper and disposables	8	8	8
Seafood	5	5	5
Beverage products	3	3	3
Equipment and smallwares	2	2	2
Janitorial products	2	2	2
Medical supplies	1	1	1

	100%	100%	100%

     A comparison of sales by type of customer during the last three years is presented below:

	2006	2005	2004

Restaurants	63%	64%	64%
Hospitals and nursing homes	10	10	10
Schools and colleges	5	5	5
Hotels and motels	6	6	6
All other	16	15	15

	100%	100%	100%

Gross Margins
     Gross margins as a percentage of sales were 19.3% for fiscal 2006, as compared to 19.1% for fiscal 2005. The adoption of EITF 04-13 contributed 0.06% to the increase in gross margins as a percentage of sales in fiscal 2006. Management believes that the remaining gross margin increase was aided by several factors, including low product cost inflation and effective merchandising.
     Estimated product cost increases, an internal measure of inflation, were 0.6% during fiscal 2006, as compared to 3.5% during fiscal 2005. SYSCO generally expects to pass product cost increases to its customers; however, during periods of rapidly increasing product costs, price increases to customers generally lag. This lag impacted gross margins in fiscal 2005 as discussed below. Conversely, in fiscal 2006, the moderation of product cost increases allowed SYSCO to be more effective in managing pricing to its customers. This was achieved by maintaining stable pricing and avoiding the absorption of significant product cost increases before pricing to customers was adjusted. The benefits realized by the National Supply Chain project and better leveraging of our purchasing power resulted in lower overall product costs.

     Gross margins as a percentage of sales were 19.1% for fiscal 2005, as compared to 19.3% for fiscal 2004. Management believes that this gross margin decline was caused by several factors, including product cost increases, changes in segment mix, customer mix and pricing pressure. The decline in gross margins as a percentage of sales slowed during the course of fiscal 2005 due in part to a lessening of the rate of product cost increases during the fiscal year. Product cost increases in most of the product categories had the impact of reducing gross margins as a percentage of sales. The gross margin reduction is generally due to two reasons: i) the resulting higher sales dollar base impacts the comparison of the ratio between the two years and ii) price increases passed on to customers lag behind the product cost increases incurred from vendors. In periods of rising product costs, even when gross margin dollars are maintained or slightly increased, the resulting gross margin percentage of sales ratio will be lower than the prior year due to the higher sales dollar base.
     During periods of rapidly increasing product costs like those experienced in fiscal 2005, price increases to customers generally lag. In the case of marketing associate served customers, marketing associates will generally encounter resistance and may not be able to immediately raise prices. In the case of multi-unit customers, prices are agreed to contractually. The contracted prices are fixed for periods of up to 30 days and thus price increases to these customers will also lag. The contracted prices are frequently also fee-based which results in the same gross margin dollars with a higher sales price and therefore a lower gross margin as a percentage of sales.
     Changes in segment mix also contributed to the decline in gross margins in fiscal 2005 when compared to the prior year. Sales at the SYGMA segment, which traditionally have lower margins than Broadline segment sales, grew faster than sales at the Broadline segment. Changes in customer mix also contributed to the decline in gross margins in fiscal 2005 when compared to the prior year. Multi-unit customer sales in the Broadline segment, which traditionally yield lower gross margins and lower expenses than marketing associate-served customer sales, grew faster, and thus represented a greater percentage of total sales in fiscal 2005 than in fiscal 2004. Management also believes that competitive pricing pressures contributed to the decline in gross margins.
Operating Expenses
     Operating expenses include the costs of warehousing and delivering products as well as selling, administrative and occupancy expenses. Changes in the percentage relationship of operating expenses to sales result from an interplay of several factors, including improved efficiencies, customer mix, and product cost increases which result in increases in sales prices.
     Operating expenses as a percentage of sales were 14.7% for fiscal 2006, as compared to 13.9% for fiscal 2005. The increase in operating expenses as a percentage of sales included incremental share-based compensation, increased fuel costs, increased pension costs and increased expenses associated with the National Supply Chain project, partially offset by reduced management performance based incentive bonuses.
     Operating expenses for fiscal 2006 include incremental share-based compensation cost of $118,038,000 resulting from the adoption of SFAS 123(R) (See Note 13 to the consolidated financial statements in Item 8). Fuel costs increased $48,600,000 fiscal 2006 over the prior year. Net pension costs increased $23,734,000 in fiscal 2006 over the prior year. Operating expenses were reduced by the recognition of a gain of $9,702,000 in fiscal 2006 to adjust the carrying value of life insurance assets to their cash surrender value, as compared to a gain of $13,803,000 in fiscal 2005. Management performance based incentive bonuses were reduced by $27,270,000 in fiscal 2006 as compared to fiscal 2005.
     Management estimates that expenses and direct benefits related to the National Supply Chain project had a net negative impact on earnings before income taxes of approximately $40,000,000 during fiscal 2006. Direct benefits from the National Supply Chain project in fiscal 2006 were primarily realized in reduced cost of sales. The long-term benefits expected to be realized from the National Supply Chain project will be reflected in the sales, cost of sales, operating expenses and interest expense line items in the Results of Operations statement.
     Operating expenses as a percentage of sales were 13.9% for fiscal 2005, as compared to 14.1% for fiscal 2004. The decrease in operating expenses as a percentage of sales was aided by improved operating efficiencies. For example, the Broadline segment continues to demonstrate improving trends in key expense metrics, including miles driven per trip, pieces per stop and pieces per error. Increases in product costs and the resulting increased average sales price per item also favorably impacted expenses as a percentage of sales as operating costs increased at a lower rate than sales.
     Operating expenses for fiscal 2005 were negatively impacted by increased costs to deliver product to customers due to increased fuel costs of approximately $31,000,000 over the prior year. Operating expenses related to the National Supply Chain project were $46,450,000 in fiscal 2005, as compared to $29,333,000 in fiscal 2004. Also included in operating expenses was the recognition of a gain of $13,803,000 in fiscal 2005 to adjust the carrying value of life insurance assets to their cash surrender value, as compared to a gain of $19,124,000 in fiscal 2004. Operating expenses were reduced by a reduction of management performance based incentive bonuses of $26,989,000 and a decrease in net pension cost of $7,374,000 in fiscal 2005 as compared to fiscal 2004.
     In order to partially manage the volatility and uncertainty of fuel costs, SYSCO from time to time will enter into forward purchase commitments for a portion of SYSCO’s projected monthly diesel fuel requirements. Forward diesel fuel purchase commitments outstanding as of July 1, 2006 and July 2, 2005, respectively, were not material.
     Net pension costs for fiscal 2007 are expected to decrease $53,900,000 from fiscal 2006 due primarily to an increase in the discount rate utilized to determine net pension costs.
Interest Expense
     The increase in interest expense of $34,100,000 in fiscal 2006 over fiscal 2005 was due to a combination of increased borrowing rates and increased borrowing levels.
     In fiscal 2006, commercial paper and short-term bank borrowing rates increased over the prior year. Effective borrowing rates on long-term debt also increased over the comparable prior year period. In fiscal 2005, effective borrowing rates on long-term debt were lowered through the use of fixed-to-floating interest rate swaps.
     Higher overall borrowing levels are a result of the level of share repurchases, increased working capital requirements driven primarily by sales growth and continued capital investments in the form of additions to plant and equipment and acquisitions of new businesses.
     The increase in interest expense of $5,120,000 in fiscal 2005 over fiscal 2004, was due to increased borrowing interest rates. The increase in the company’s overall borrowing interest rates was primarily due to an increase in the percentage of the company’s debt with fixed interest rates in fiscal 2005 as compared to fiscal 2004. In fiscal 2004, the company’s debt portfolio included a larger percentage of floating rate debt in the form of either commercial paper issuances or fixed rate debt converted to floating through interest rate swap agreements. In addition, market interest rates increased during fiscal 2005.
Other, Net
     Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities.
Income Taxes
     The effective tax rate was 39.35% in fiscal 2006, 36.97% in fiscal 2005 and 38.50% in fiscal 2004.
     The increase in the effective tax rate for fiscal 2006 was a combination of the adoption of SFAS 123(R), which is discussed in Note 13, Share-Based Compensation, and Note 14, Income Taxes, to the Consolidated Financial Statements in Item 8, and certain tax benefits recorded in fiscal 2005. SYSCO recorded a tax benefit of $12,228,000, or 10.4% of the $118,038,000 in incremental share-based compensation expense recorded in fiscal 2006, as a result of the adoption of SFAS 123(R).
     The income tax expense in fiscal 2005 was reduced by tax benefits totaling $19,500,000 primarily related to the reversal of a tax contingency accrual and to the reversal of valuation allowances previously recorded on certain state net operating loss carryforwards.
Net Earnings
     Net earnings decreased 11.0% in fiscal 2006 over the prior year. The decrease was due primarily to the factors discussed above. In addition, in the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings for fiscal 2006 by $9,285,000, net of tax.
     The increases in net earnings in fiscal 2005 over fiscal 2004 were due to the factors discussed above. In addition, the comparison of fiscal 2005’s net earnings to fiscal 2004 was negatively impacted by the additional 53rd week in fiscal 2004.

Earnings Per Share
     Basic earnings per share and diluted earnings per share decreased 8.6% and 7.5%, respectively, in fiscal 2006 over the prior year. These decreases were due primarily to the result of factors discussed above, partially offset by a net reduction in shares outstanding. The net reduction in average shares outstanding used to calculate basic earnings per share is primarily due to share repurchases. The net reduction in diluted shares outstanding is primarily due to share repurchases, the exclusion of certain options from the diluted share calculation due to their anti-dilutive effect and a modification of the treasury stock method calculation utilized to compute the dilutive effect of stock options as a result of the adoption of SFAS 123(R). This modification results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the Employees’ Stock Purchase Plan.
     Basic earnings per share and diluted earnings per share increased 7.1% and 7.3%, respectively, in fiscal 2005 over prior year. The increases in earnings per share were the result of factors discussed above, as well as a net reduction of shares outstanding due primarily to share repurchases.
Return on Average Shareholders’ Equity
     The return on average shareholders’ equity was approximately 30% in fiscal 2006, 35% in fiscal 2005 and 39% in fiscal 2004. The lower return in fiscal 2006 was impacted by the reduction in earnings resulting from the adoption of SFAS 123(R) as discussed above. The higher return in fiscal 2004 was primarily due to the impact of minimum pension liability adjustments to shareholders’ equity. Since its inception, SYSCO has averaged approximately 20% return on average shareholders’ equity.
Segment Results
     The following table sets forth the change in the selected financial data of each of the company’s reportable segments expressed as a percentage increase over the prior year and should be read in conjunction with Business Segment Information in Note 17 to the Consolidated Financial Statements in Item 8:

	2006		2005

		Earnings		Earnings
	Sales	Before Taxes	Sales	Before Taxes

Broadline	5.8%	1.9%	1.7%	5.0%
SYGMA	10.8	(55.4)	10.4	(28.1)
Other	23.4	28.6	8.4	11.7
     The following table sets forth sales and earnings before taxes of each of the company’s reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information in Note 17 to the Consolidated Financial Statements in Item 8:

	2006		2005		2004

		Earnings		Earnings		Earnings
	Sales	Before Taxes	Sales	Before Taxes	Sales	Before Taxes

Broadline	78.7%	110.8%	80.1%	99.4%	81.3%	97.9%
SYGMA	13.3	0.6	12.9	1.2	12.1	1.7
Other	9.2	7.9	8.1	5.6	7.7	5.2
Intersegment sales	(1.2)	—	(1.1)	—	(1.1)	—
Unallocated corporate expenses	—	(19.3)	—	(6.2)	—	(4.8)

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     The company does not allocate share-based compensation related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors and corporate officers. The increase in unallocated corporate expenses as a percentage of consolidated earnings before taxes in fiscal 2006 over fiscal 2005 is primarily attributable to these items. See further discussion of Share-Based Compensation in Note 13 to the Consolidated Financial Statements in Item 8.

Broadline Segment
     Sales for fiscal 2006 were 5.8% greater than fiscal 2005. The adoption of EITF 04-13 in the fourth quarter of fiscal 2006 reduced sales growth in fiscal 2006 by 0.2%, or $57,211,000. Sales for fiscal 2005 were 1.7% greater than fiscal 2004. Acquisitions contributed 0.1% to the overall sales growth rate for both fiscal 2006 and fiscal 2005. Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and efforts of the company’s marketing associates contributed to the sales growth in fiscal 2006.
     The fiscal 2005 sales growth was primarily due to increased sales to marketing associate-served customers and multi-unit customers, including increased sales of SYSCO Brand products and increases in both sales prices and unit volumes. The comparison of fiscal 2005 sales to fiscal 2004 is negatively impacted by the additional week in fiscal 2004.
     The decrease of Broadline segment sales as a percentage of total SYSCO sales in fiscal 2006 and fiscal 2005 was due primarily to strong sales growth in the SYGMA and other segments outpacing the Broadline sales growth, as well as the contributions to sales growth from the acquisitions of specialty meat, specialty produce and SYGMA operations during fiscal 2006 and fiscal 2005.
     Marketing associate-served sales as a percentage of Broadline sales in the U.S. remained the same at 54.0% in fiscal 2006 and 2005. SYSCO Brand sales as a percentage of Broadline sales in the U.S. decreased to 55.4% for fiscal 2006 as compared to 57.4% in fiscal 2005.
     The increase in earnings before income taxes for fiscal 2006 were primarily due to increases in sales partially offset by higher fuel costs and the continued investment in the National Supply Chain project.
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
SYGMA Segment
     Sales for fiscal 2006 were 10.8% greater than fiscal 2005. The adoption of EITF 04-13 in the fourth quarter of fiscal 2006 reduced sales growth in fiscal 2006 by 1.1%, or $42,560,000. Sales for fiscal 2005 were 10.4% greater than fiscal 2004. Acquisitions contributed 0.5% to the overall sales growth rate for fiscal 2006 and 2.6% for fiscal 2005. Fiscal 2006 growth was due primarily to sales to new customers and sales growth in SYGMA’s existing customer base related to new locations added by those customers, each of which temporarily increases SYGMA’s cost to service the customers. In addition, certain customers were transferred from Broadline operations to be serviced by SYGMA operations, contributing to the sales increase.
     Fiscal 2005 sales growth was due primarily to sales to new customers, sales growth in SYGMA’s existing customer base related to new locations added by those customers, as well as increases in sales to existing locations, price increases resulting primarily from higher product costs and sales from acquisitions. The comparison of fiscal 2005 sales to fiscal 2004 is negatively impacted by the additional week in fiscal 2004.
     The decrease in earnings before income taxes in fiscal 2006 was due to several factors. Certain of SYGMA’s customers have experienced a slowdown in their business. This in turn results in lower cases per delivery and therefore reduced gross margin dollars per stop. In addition, SYGMA has experienced increased fuel costs, startup costs related to new facilities, costs incurred on information systems projects and increased workers compensation costs.
     The decrease in earnings before income taxes in fiscal 2005 was due to several factors. During the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, SYGMA discontinued servicing a portion of its largest customer’s locations due to that customer’s geographic supply chain realignment. SYGMA offset these lost sales by obtaining sales from additional locations from this customer and obtaining new business from other customers. In many cases, this new business is being served out of different SYGMA locations than those that originally served the discontinued business. SYGMA opened a new facility to serve a portion of the new business which it began serving in the fourth quarter of fiscal 2005. As a result, during the fourth quarter of fiscal 2004 and throughout fiscal 2005, SYGMA’s operating profits have been impacted by increased operating expenses as it transitioned its operations to serve the new business it has acquired. In addition, SYGMA’s gross margins as a percentage of sales in fiscal 2005 have declined from the comparable period in fiscal 2004 due to product cost increases and lower agreed upon pricing with its customers.

Liquidity and Capital Resources
     SYSCO provides marketing and distribution services to foodservice customers primarily throughout the United States and Canada. The company intends to continue to expand its market share through profitable sales growth, foldouts and acquisitions. The company also strives to increase the effectiveness of its customer contact personnel and its consolidated buying programs, as well as the productivity of its warehousing and distribution activities. These objectives require continuing investment. SYSCO’s resources include cash provided by operations and access to capital from financial markets.
     SYSCO’s operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers’ needs; cash dividends; and acquisitions compatible with the company’s overall growth strategy. Any remaining cash generated from operations may, at the discretion of management, be applied toward a portion of the cost of the share repurchase program, while the remainder of the cost may be financed with additional long-term debt. SYSCO’s share repurchase program is used primarily to offset shares issued under various employee benefit and compensation plans, for acquisitions, to reduce shares outstanding (which may have the net effect of increasing earnings per share) and to aid in managing the ratio of long-term debt to total capitalization. Management targets a long-term debt to total capitalization ratio between 35% and 40%. The ratio may exceed the target range from time to time, due to borrowings incurred in order to fund acquisitions and internal growth opportunities, and due to fluctuations in the timing and amount of share repurchases. The ratio also may fall below the target range due to strong cash flow from operations and fluctuations in the timing and amount of share repurchases. This ratio was 36.2% and 33.1% at July 1, 2006 and July 2, 2005, respectively. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portion.
Operating Activities
     Cash flow from operations in fiscal 2006 was negatively impacted by an increase in inventory balances of $119,392,000 and an increase in accounts receivable balances of $162,586,000, partially offset by an increase in accounts payable balances of $49,775,000. Cash flow from operations in fiscal 2005 was negatively impacted by an increase in inventory balances of $35,014,000 and an increase in accounts receivable balances of $72,829,000, partially offset by an increase in accounts payable balances of $28,080,000. Cash flow from operations in fiscal 2004 was negatively impacted by an increase in inventory balances of $162,502,000 and an increase in accounts receivable balances of $177,058,000, partially offset by an increase in accounts payable balances of $95,874,000.
     The increases in accounts receivable and inventory balances were primarily a result of sales growth. Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors due to the use of more efficient electronic payment methods.
     Also impacting cash flow from operations was an increase in accrued expenses of $29,161,000 in fiscal 2006, a decrease in accrued expenses of $52,423,000 in fiscal 2005 and an increase in accrued expenses of $26,687,000 in fiscal 2004. The increase in accrued expenses for fiscal 2006, was related to various miscellaneous accruals while the changes in accrued expenses for fiscal 2005 and 2004 were primarily due to the amount of accrued incentive bonuses related to those years.
     Also impacting cash flow from operations was an increase in other long term liabilities and prepaid pension cost of $75,382,000 in fiscal 2006, and decreases of $86,338,000 in fiscal 2005 and $35,056,000 in fiscal 2004. The increases in other long-term liabilities and prepaid pension cost in fiscal 2006 are primarily due to the amount of net pension cost recognized exceeding the amount of pension contribution during the year. The decreases in other long-term liabilities and prepaid pension cost in fiscal 2005 and fiscal 2004 are primarily due to the amount of pension contributions exceeding the net pension cost recognized in each year. The company’s contributions to its defined benefit plans were $73,764,000, $220,361,000 and $165,512,000 during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Included in the amounts contributed in fiscal 2006 was $66,000,000 voluntarily contributed to the qualified pension plan representing the maximum tax deductible amount. Included in the amount contributed for fiscal 2005 was $134,000,000 voluntarily contributed to the qualified pension plan in the fourth quarter in addition to the $80,000,000 which was contributed during the year. The decision to increase the contributions to the Retirement Plan in fiscal 2005 was primarily due to the decrease in the discount rate used to measure the year-end obligation, which increased the pension obligation and negatively impacted the fiscal 2005 year-end pension funded status prior to the additional $134,000,000 contribution. The company expects to contribute approximately $90,000,000 to its defined benefit plans in fiscal 2007.

     One of the factors increasing the amount of taxes paid in fiscal 2006 as compared to the amounts paid in fiscal 2005 was the amount of deductible pension contributions made during the year. As discussed above, the company’s pension contributions were substantially lower in fiscal 2006 than in the preceding fiscal years.
     The amount of taxes paid in fiscal 2004 was reduced by $70,615,000 as the result of the utilization of a U.S. federal net operating loss carryforward. This net operating loss carryforward was generated in fiscal 2003 primarily as a result of the deferral of supply chain distributions.
Investing Activities
     Fiscal 2006 capital expenditures included the construction of fold-out facilities in Springfield, Illinois; Geneva, Alabama; and Knoxville, Tennessee, replacement or significant expansion of facilities in Raleigh, North Carolina; Columbus, Ohio; Albuquerque, New Mexico; and Denver, Colorado, and continuing work on the corporate headquarters expansion.
     Fiscal 2005 capital expenditures included the construction of fold-out facilities in Spokane, Washington and Geneva, Alabama, replacement or significant expansion of facilities in Baltimore, Maryland; Cleveland, Ohio; Denver, Colorado; Milwaukee, Wisconsin; Miami, Florida; and Hartford, Connecticut, and the completion of the Northeast Redistribution Center in Front Royal, Virginia.
     Fiscal 2004 capital expenditures included the construction of fold-out facilities in Oxnard, California and Fargo, North Dakota, replacement or significant expansion of facilities in Billings, Montana; Cleveland, Ohio; Jacksonville, Florida; Miami, Florida; and San Antonio, Texas, and the Northeast Redistribution Center in Front Royal, Virginia, as well as continued expenditures related to the National Supply Chain project.
     Total capital expenditures in fiscal 2007 are expected to be in the range of $575,000,000 to $625,000,000. Fiscal 2007 expenditures will include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the corporate office expansion; the company’s National Supply Chain project; and investments in technology.
     During fiscal 2006, SYSCO acquired for cash one broadline foodservice operation, one custom meat-cutting operation and five specialty produce distributors. During fiscal 2005, SYSCO acquired for cash one broadline foodservice operation, four custom meat-cutting operations, and two specialty produce distributors. During fiscal 2004, SYSCO acquired for cash certain assets of two broadline foodservice operations, a specialty produce distributor, and one quickservice operation.
Financing Activities
     The company routinely engages in Board-approved share repurchase programs. The number of shares acquired and their cost during the past three fiscal years was 16,479,800 shares for $544,131,000 in fiscal 2006, 16,790,200 shares for $597,660,000 in fiscal 2005, and 16,454,300 shares for $608,506,000 in fiscal 2004. An additional 673,400 shares have been purchased at a cost of $20,191,000 through August 26, 2006, resulting in 18,665,500 shares remaining available for repurchase as authorized by the Board as of that date.
     The company made four regular quarterly dividend payments during each of fiscal years 2006, 2005 and 2004. SYSCO began paying the current quarterly dividend rate of $0.17 per share in January 2006, an increase from the $0.15 per share that became effective in January 2005. In May 2006, SYSCO declared its regular quarterly dividend for the first quarter of fiscal 2007 of $0.17 per share, which was paid in July 2006. In September 2006, SYSCO also declared its regular quarterly dividend for the second quarter of fiscal 2007 of $0.17 per share, payable in October 2006.
     In November 2000, the company filed with the Securities and Exchange Commission a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 26, 2006, 29,477,835 shares remained available for issuance under this registration statement.
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
     In March 2005, SYSCO entered into a forward-starting interest rate swap with a notional amount of $350,000,000 as a cash flow hedge of the variability in the cash outflows of interest payments on the forecasted debt issuance due to changes in the benchmark interest rate. The fair value of the swap as of July 2, 2005 was ($32,584,000), which is reflected in Accrued expenses on the Consolidated Balance Sheet, with the corresponding amount reflected as a loss, net of tax, in Other comprehensive income (loss). In September 2005, in conjunction with the issuance of the 5.375% senior notes described above, SYSCO settled the $350,000,000 notional amount forward-starting interest rate swap. Upon termination, SYSCO paid cash of $21,196,000, which represented the fair value liability associated with the swap agreement at the time of termination. This amount is being amortized as interest expense over the 30-year term of the debt, and the unamortized balance is reflected as a loss, net of tax, in Other comprehensive income (loss).
     In May 2006, SYSCO repaid at maturity the 7.0% senior notes totaling $200,000,000 utilizing a combination of cash flow from operations and commercial paper issuances.
     SYSCO has uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $145,000,000, of which $29,300,000 was outstanding as of July 1, 2006 and $13,400,000 was outstanding as of August 26, 2006.
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
     In April 2006, SYSCO initiated a new commercial paper program allowing the company to issue short-term unsecured notes in aggregate not to exceed $1.3 billion. This new commercial paper program replaced notes that were issued under SYSCO’s previous commercial paper program as they matured and became due and payable.
     During fiscal 2006, 2005 and 2004, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately $126,846,000 to $774,530,000, $28,560,000 to $253,384,000, and $73,102,000 to $478,114,000, respectively. Outstanding commercial paper issuances were $399,568,000 as of July 1, 2006 and $464,917,000 as of August 26, 2006.
     Total debt at July 1, 2006 was $1,762,692,000, of which approximately 75% was at fixed rates averaging 6.0% and the remainder was at floating rates averaging 5.2%. Included in current maturities of long-term debt at July 1, 2006 are the 7.25% senior notes totaling $100,000,000, which mature in April 2007. It is the company’s intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.
     As part of normal business activities, SYSCO issues letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of July 1, 2006 and July 2, 2005, letters of credit outstanding were $60,000,000 and $76,817,000, respectively.
     SYSCO’s affiliate, BSCC, is a cooperative for income tax purposes. SYSCO believes that the cooperative entity is appropriate for BSCC based on the business operations of this affiliate and on the legal structure applied. However, if the application of the cooperative structure was to be disallowed by any federal, state or local tax authority, SYSCO could be required to accelerate the payment of a portion or all of its income tax liabilities that it otherwise has deferred until future periods and be liable for interest on such amounts. Amounts included as deferred income tax liabilities related to BSCC deferred supply chain distributions were $924,902,000 as of July 1, 2006. If SYSCO was required to accelerate a significant portion of these deferred tax liabilities, the company may be required to raise additional capital through debt financing or the issuance of equity or it may be required to forego or defer planned capital expenditures or share repurchases or a combination thereof and may be required to pay interest on amounts deferred.

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
Off-Balance Sheet Arrangements
     In the normal course of business with customers, vendors and others, SYSCO has entered into off-balance sheet arrangements, such as letters of credit, which totaled $60,000,000 as of July 1, 2006. Additionally, other than normal long-term non-capitalized leases included in the Contractual Obligations table below, the company does not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on SYSCO’s current or future financial condition, results of operations, liquidity or capital resources.
Contractual Obligations
     The following table sets forth certain information concerning SYSCO’s obligations and commitments to make contractual future payments:

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Recorded Contractual Obligations:
Short-term debt and commercial paper	$428,868	$29,300	$—	$399,568	$—
Long-term debt	1,305,415	102,269	3,852	7,403	1,191,891
Capital lease obligations	28,409	3,996	1,706	1,388	21,319
Deferred compensation(1)	116,236	6,641	9,556	9,159	90,880
SERP and other postretirement plans(2)	211,691	9,356	25,104	37,413	139,818
Unrecorded Contractual Obligations:
Interest payments related to debt(3)	1,293,133	67,874	123,760	123,760	977,739
Long-term non-capitalized leases	331,278	56,499	86,803	58,995	128,981
Purchase obligations(4)	1,050,109	810,903	74,613	66,185	98,408

Total contractual cash obligations	$4,765,139	$1,086,838	$325,394	$703,871	$2,649,036

(1)	The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)	Includes estimated contributions to the unfunded SERP and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2015, based on actuarial assumptions.

(3)	Includes payments on floating rate debt based on rates as of July 1, 2006, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.

(4)	For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with a third party to provide hardware and hardware hosting services (See discussion under Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8). Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.
     Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 1, 2006 included $147,572,000 in cash. This amount is not included in the table above.
     No obligations were included in the table above for the qualified retirement plan because as of July 1, 2006, SYSCO does not have a minimum funding requirements under ERISA guidelines for this plan due to its previous voluntary contributions.

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
     Critical accounting policies are those that are most important to the portrayal of the company’s financial condition and results of operations. These policies require management’s most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Senior management has reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting estimates and this related disclosure. SYSCO’s most critical accounting policies pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation.
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
Self-Insurance Program
     SYSCO maintains a self-insurance program covering portions of workers’ compensation, group medical, general liability and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. In an attempt to mitigate the risks of workers’ compensation, vehicle and general liability claims, safety procedures and awareness programs have been implemented.
Pension Plans
     Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Three of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets.
     The measurement date for the pension and other postretirement benefit plans is fiscal year end for fiscal years 2005 and prior. Beginning in fiscal 2006, the measurement date is May 31st which represents a change in accounting. The one-month acceleration of the measurement date allows additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting resulted in an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax.
     For guidance in determining the discount rate, SYSCO calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate assumption utilized impacts the recorded amount of net pension costs. The discount rate utilized to determine net pension costs for fiscal 2006 decreased 0.65% to 5.60% from the discount rate utilized to determine net pension costs for fiscal 2005 of 6.25%. This 0.65% decrease in the discount rate increased SYSCO’s net pension costs for fiscal 2006 by approximately $29,300,000. The discount rate for determining fiscal 2007 net pension costs, which was determined as of the May 31, 2006 measurement date, increased 1.13% to 6.73%. This 1.13% increase will decrease SYSCO’s net pension costs for fiscal 2007 by an estimated $53,079,000.

     SYSCO looks to actual plan experience in determining the rates of increase in compensation levels. SYSCO used a plan specific age-related set of rates for the qualified pension plan (Retirement Plan), which are equivalent to a single rate of 6.17% and 5.89%, respectively, as of July 1, 2006 and July 2, 2005. The Supplemental Executive Retirement Plan assumes annual salary increases of 10% through fiscal 2007 and 7% thereafter as of July 1, 2006 and July 2, 2005.
     The expected long-term rate of return on plan assets of the Retirement Plan was 9.00% for fiscal 2006 and 2005. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 10.3%, 8.4%, 4.0% and 5.9% over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2005, respectively. In addition, in nine of the last 15 years, the actual return on plan assets has exceeded 9.00%. The rate of return assumption is reviewed annually and revised as deemed appropriate.
     The expected return on plan assets impacts the recorded amount of net pension costs. A 1.0% increase (decrease) in the assumed rate of return for fiscal 2007 would decrease (increase) SYSCO’s net pension costs for fiscal 2007 by approximately $12,972,000.
     Minimum pension liability adjustments result when the accumulated benefit obligation exceeds the fair value of plan assets and are recorded so that the recorded pension liability is at a minimum equal to the unfunded accumulated benefit obligation. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase (or decrease) in the pension liability and an offsetting charge (or benefit) to shareholders’ equity, net of tax, through accumulated other comprehensive loss (or income). Amounts reflected in accumulated other comprehensive income or loss related to minimum pension liability, were charges, net of tax, of $11,106,000 as of July 1, 2006, and $54,286,000 as of July 2, 2005.
     Changes in the assumptions, including changes to the discount rate discussed above, together with the normal growth of the plan, the impact of actuarial losses from prior periods and the timing and amount of contributions, increased net pension costs $23,700,000 in fiscal 2006 and is expected to decrease net pension costs in fiscal 2007 by approximately $53,900,000.
     The company made cash contributions to its pension plans of $73,764,000 and $220,361,000 in fiscal years 2006 and 2005, respectively, including voluntary contributions to the Retirement Plan of $66,000,000 and $214,000,000 in fiscal 2006 and fiscal 2005, respectively. In fiscal 2006, the company’s voluntary contribution to the Retirement Plan represented the maximum tax-deductible amount. In fiscal 2005, the company made a voluntary contribution of $134,000,000 in the fourth quarter in addition to the $80,000,000 which was contributed during the year. The decision to increase the contributions to the Retirement Plan in fiscal 2005 was primarily due to the decrease in the discount rate used to measure the year-end obligation, which increased the pension obligation and negatively impacted the fiscal 2005 year-end pension funded status prior to the additional $134,000,000 contribution. In fiscal 2007, as in the previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements but the company anticipates that it will make voluntary contributions of approximately $80,000,000, which is not greater than the estimated maximum amount that will be tax deductible in fiscal 2007. The estimated fiscal 2007 contributions to fund benefit payments for the SERP and other post-retirement plans together are approximately $10,000,000.
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
Share-Based Compensation
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
     As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s earnings before income taxes and net earnings for fiscal 2006 were $118,038,000 and $105,810,000 lower, respectively, than if the company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share before the cumulative effect of the accounting change for fiscal 2006 were both $0.17 lower than if the company had continued to account for share-based compensation under APB 25.
     As of July 1, 2006, there was $112,111,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.72 years.
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
     Certain of SYSCO’s option awards are generally subject to graded vesting over a service period. In those cases, SYSCO will recognize compensation cost on a straight-line basis over the requisite service period for the entire award. In other cases, certain of SYSCO’s option awards provide for graded vesting over a service period but include a performance-based provision allowing for the vesting to accelerate. In these cases, if it is probable that the performance condition will be met, SYSCO recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it recognizes compensation cost over the probable longer service period.
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
New Accounting Standards
     The Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1), in March 2006 which allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method. The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period. This standard was adopted by the FASB to address volatility concerns when underlying investments are maintained in the stock market. The election of the investment method or fair value method is irrevocable and should be made on an instrument-by-instrument basis. Previously, only the fair value method was available. FSP FTB 85-4-1 is effective for SYSCO in the first quarter of fiscal 2007. Prospective application is required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings should be made at the date of adoption to recognize the impact on existing life settlement contract investments. SYSCO will adopt FSP FTB 85-4-1 in the first quarter of fiscal 2007 using the investment method which will result in a cumulative change in accounting principle charge of approximately $39,735,000.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. SYSCO is currently evaluating the impact the adoption of FIN 48 will have on the company’s financial position, results of operations and cash flows.

Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about SYSCO’s ability to increase its market share and sales, long-term debt to capitalization target ratios, anticipated capital expenditures, timing and expected benefits of the National Supply Chain project and related regional distribution centers, the potential outcome of ongoing tax audits and SYSCO’s ability to meet future cash requirements and remain profitable.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors discussed above. In addition, SYSCO’s ability to increase its market share and sales, meet future cash requirements and remain profitable could be affected by conditions in the economy and the industry and internal factors such as the ability to control expenses, including fuel costs. The ability to meet long-term debt to capitalization target ratios also may be affected by cash flow including amounts spent on share repurchases and acquisitions and internal growth.

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
     At July 1, 2006, the company had outstanding $399,568,000 of commercial paper at variable rates of interest with maturities through July 3, 2006. The company’s total long-term debt obligations of $1,733,392,000 were primarily at fixed rates of interest. The company had no interest rate swaps outstanding at July 1, 2006.
     In the following table as of July 1, 2006, commercial paper issuances are reflected as floating rate debt and both the U.S. and Canadian commercial paper issuances outstanding are classified as long-term based on the maturity date of the company’s revolving loan agreement which supports the company’s U.S. and Canadian commercial paper programs and the company’s intent to continue to refinance this facility on a long-term basis.
     The following table presents the company’s interest rate position as of July 1, 2006. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 1, 2006
	Principal Amount by Expected Maturity
	Average Interest Rate

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

	(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$106,230	$4,596	$962	$894	$897	$1,205,210	$1,318,789	$1,255,398
Average Interest Rate	8.0%	7.4%	6.2%	7.1%	7.9%	5.8%	6.0%
Floating Rate Debt	$29,300	$—	$—	$—	$381,945	$8,000	$419,245	$419,245
Average Interest Rate	1.5%	—	—	—	5.3%	4.0%	5.0%
Canadian $ Denominated:
Fixed Rate Debt	$35	$—	$—	$—	$—	$—	$35	$33
Average Interest Rate	7.4%	—	—	—	—	—	7.4%
Floating Rate Debt	$—	$—	$—	$—	$24,623	$—	$24,623	$24,623
Average Interest Rate	—	—	—	—	4.4%	—	4.4%

     At July 2, 2005, the company had $157,851,000 of commercial paper outstanding at variable rates of interest with maturities through July 29, 2005. The company’s total long-term debt obligations of $1,367,110,000 were primarily at fixed rates of interest.
     At that time, management believed that present market conditions reflected fixed long term rates near historical lows. As such, management believed that fixed long term rates presented a better opportunity than in the recent past and had the intent to issue between $350,000,000 and $500,000,000 of long term debt at fixed rates with extended terms in September 2005, the amount to be issued depending upon market conditions at the time of issuance. In March 2005, SYSCO entered into a forward-starting interest rate swap with a notional amount of $350,000,000 as a cash flow hedge of the variability in the cash outflows of interest payments on $350,000,000 of the forecasted debt issuance due to changes in the benchmark interest rate. The issuance of this long-term debt in fiscal 2006 is discussed above.
     During part of fiscal 2005, SYSCO had several fixed to floating interest rate swaps outstanding. These were entered into in fiscal 2004 as management believed that floating interest rates were more advantageous. During fiscal 2005, SYSCO terminated the fixed to floating interest rate swaps outstanding locking in effective yields on the related debt.
     In the following tables as of July 2, 2005, commercial paper issuances are reflected as floating rate debt and the U.S. commercial paper is classified as long-term based on the maturity date of the company’s revolving loan agreement which supports the company’s U.S. commercial paper program and the company’s intent to continue to refinance this facility on a long-term basis.
     The following tables present the company’s interest rate position as of July 2, 2005. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 2, 2005
	Principal Amount by Expected Maturity
	Average Interest Rate

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$410,724	$104,725	$3,918	$360	$350	$686,267	$1,206,344	$1,280,666
Average Interest Rate	4.7%	8.0%	7.4%	4.3%	4.6%	5.7%	5.5%
Floating Rate Debt	$31,000	$—	$124,853	$—	$—	$15,000	$170,853	$170,853
Average Interest Rate	3.6%	—	3.4%	—	—	2.6%	3.3%
Canadian $ Denominated:
Fixed Rate Debt	$209	$306	$338	$372	$411	$19,277	$20,913	$22,201
Average Interest Rate	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%
Floating Rate Debt	$32,998	$—	$—	$—	$—	$—	$32,998	$32,998
Average Interest Rate	2.7%	—	—	—	—	—	2.7%

	Interest Rate Position as of July 2, 2005
	Notional Amount by Expected Maturity
	Average Interest Swap Rate

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(In thousands)
Interest Rate Swaps Related to Debt:
Pay fixed/receive Variable	$350,000	$—	$—	$—	$—	$—	$350,000	$(32,584)
Fixed rate paid:	5.345%						5.345%
Average variable rate received:	Rate A						Rate A

Rate A — six-month LIBOR (in advance)
     The company has Canadian subsidiaries, all of which use the Canadian dollar as their functional currency with the exception of a financing subsidiary. To the extent that business transactions are not denominated in Canadian dollars, the company is exposed to foreign currency exchange rate risk. SYSCO will also incur gains and losses within shareholders’ equity due to translation of the financial statements from Canadian dollars to U.S. dollars. The Canadian financing subsidiary has notes denominated in U.S. dollars, which has the potential to create taxable income in Canada when the debt is paid due to changes in the exchange rate from the inception of the debt through the payment date. A 10% unfavorable change in the fiscal 2006 year end exchange rate would not materially increase the tax liability associated with these notes. The company does not routinely enter into material agreements to hedge foreign currency risks.

     The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on the company’s results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. Second, the high cost of fuel can increase the price paid by SYSCO for product purchases for which SYSCO may not be able to pass these costs fully to its customers. Third, increased fuel costs impact the costs incurred by SYSCO to deliver product to its customers. During fiscal 2006, 2005 and 2004, fuel costs represented approximately 0.5%, 0.4% and 0.3% of sales, respectively. Fuel costs incurred by SYSCO in fiscal 2006 increased by approximately $48,600,000 over fiscal 2005.
     In order to partially manage the volatility and uncertainty of fuel costs, SYSCO from time to time will enter into forward purchase commitments for a portion of SYSCO’s projected monthly diesel fuel requirements. Forward diesel fuel purchase commitments outstanding as of July 1, 2006 were not material.

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
     SYSCO’s management assessed the effectiveness of SYSCO’s internal control over financial reporting as of July 1, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of July 1, 2006, SYSCO’s internal control over financial reporting was effective based on those criteria.
     Ernst & Young LLP has issued an audit report on management’s assessment of SYSCO’s internal control over financial reporting as of July 1, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
SYSCO Corporation
     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that SYSCO Corporation and its subsidiaries (“SYSCO” or “the Company”) maintained effective internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SYSCO’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that SYSCO maintained effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SYSCO maintained, in all material respects, effective internal control over financial reporting as of July 1, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SYSCO’s consolidated balance sheets as of July 1, 2006 and July 2, 2005 and the related consolidated results of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 1, 2006 and our report dated September 12, 2006 expressed an unqualified opinion thereon.
Houston, Texas
September 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
SYSCO Corporation
     We have audited the accompanying consolidated balance sheets of SYSCO Corporation (a Delaware Corporation) and subsidiaries as of July 1, 2006 and July 2, 2005, and the related consolidated results of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 1, 2006. Our audits also included the financial statement schedule at Item 15(a), No. 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SYSCO Corporation and subsidiaries at July 1, 2006 and July 2, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 3 to the consolidated financial statements, in 2006 the Company changed the measurement date for its pension and other postretirement benefit plans. As discussed in Note 13 to the consolidated financial statements, effective July 3, 2005, SYSCO Corporation adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SYSCO Corporation’s internal control over financial reporting as of July 1, 2006, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2006 expressed an unqualified opinion thereon.
Houston, Texas
September 12, 2006

SYSCO
CONSOLIDATED BALANCE SHEETS

	July 1, 2006	July 2, 2005

	(In thousands except for
	share data)
ASSETS
Current assets
Cash	$201,897	$191,678
Accounts and notes receivable, less allowances of $29,100 and $29,604	2,483,720	2,284,033
Inventories	1,608,233	1,466,161
Prepaid expenses	59,154	59,914
Prepaid income taxes	46,690	—

Total current assets	4,399,694	4,001,786
Plant and equipment at cost, less depreciation	2,464,900	2,268,301
Other assets
Goodwill	1,302,591	1,212,603
Intangibles, less amortization	95,651	72,581
Restricted cash	102,274	101,731
Prepaid pension cost	388,650	389,766
Other	238,265	221,134

Total other assets	2,127,431	1,997,815

Total assets	$8,992,025	$8,267,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$29,300	$63,998
Accounts payable	1,891,357	1,795,824
Accrued expenses	745,781	742,282
Income taxes	—	10,195
Deferred taxes	453,700	434,338
Current maturities of long-term debt	106,265	410,933

Total current liabilities	3,226,403	3,457,570
Other liabilities
Long-term debt	1,627,127	956,177
Deferred taxes	723,349	724,929
Other long-term liabilities	362,862	370,387

Total other liabilities	2,713,338	2,051,493
Contingencies
Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share
Authorized shares 2,000,000,000; issued 765,174,900 shares	765,175	765,175
Paid-in capital	525,684	389,053
Retained earnings	4,999,440	4,552,379
Accumulated other comprehensive (loss) income	84,618	(13,677)

	6,374,917	5,692,930
Less cost of treasury stock, 146,279,320 and 136,607,370 shares	3,322,633	2,934,091

Total shareholders’ equity	3,052,284	2,758,839

Total liabilities and shareholders’ equity	$8,992,025	$8,267,902

See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended

			July 3, 2004
	July 1, 2006	July 2, 2005	(53 Weeks)

	(In thousands except for share data)
Sales	$32,628,438	$30,281,914	$29,335,403
Costs and expenses
Cost of sales	26,337,107	24,498,200	23,661,514
Operating expenses	4,796,301	4,194,184	4,141,230
Interest expense	109,100	75,000	69,880
Other, net	(9,016)	(10,906)	(12,365)

Total costs and expenses	31,233,492	28,756,478	27,860,259

Earnings before income taxes and cumulative effect of accounting change	1,394,946	1,525,436	1,475,144
Income taxes	548,906	563,979	567,930

Earnings before cumulative effect of accounting change	846,040	961,457	907,214
Cumulative effect of accounting change	9,285	—	—

Net earnings	$855,325	$961,457	$907,214

Earnings before cumulative effect of accounting change:
Basic earnings per share	$1.36	$1.51	$1.41
Diluted earnings per share	1.35	1.47	1.37
Net earnings:
Basic earnings per share	1.38	1.51	1.41
Diluted earnings per share	1.36	1.47	1.37
See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED SHAREHOLDERS’ EQUITY

	Common Stock					Treasury Stock
					Accumulated
					Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total

	(In thousands except for share data)
Balance at June 28, 2003	765,174,900	$765,175	$249,235	$3,373,853	$(152,381)	121,517,325	$2,038,351	$2,197,531
Net earnings				907,214				907,214
Minimum pension liability adjustment					164,385			164,385
Foreign currency translation adjustment					5,636			5,636

Comprehensive income								1,077,235
Dividends declared				(321,353)				(321,353)
Treasury stock purchases						16,884,300	623,653	(623,653)
Treasury stock issued for acquisitions			21,582			(2,007,089)	(20,411)	41,993
Benefits from disqualifying dispositions			26,763					26,763
Issuances of shares pursuant to share-based awards			34,461			(7,754,667)	(131,529)	165,990

Balance at July 3, 2004	765,174,900	$765,175	$332,041	$3,959,714	$17,640	128,639,869	$2,510,064	$2,564,506
Net earnings				961,457				961,457
Minimum pension liability adjustment					(33,553)			(33,553)
Foreign currency translation adjustment					22,357			22,357
Change in fair value of interest rate swap					(20,121)			(20,121)

Comprehensive income								930,140
Dividends declared				(368,792)				(368,792)
Treasury stock purchases						16,735,200	596,080	(596,080)
Treasury stock issued for acquisitions			2,660			(152,591)	(1,537)	4,197
Benefits from disqualifying dispositions			22,795					22,795
Issuances of shares pursuant to share-based awards			31,557			(8,615,108)	(170,516)	202,073

Balance at July 2, 2005	765,174,900	$765,175	$389,053	$4,552,379	$(13,677)	136,607,370	$2,934,091	$2,758,839
Net earnings				855,325				855,325
Minimum pension liability adjustment					43,180			43,180
Foreign currency translation adjustment					47,718			47,718
Change in fair value of interest rate swap					7,064			7,064
Amortization of cash flow hedge					333			333

Comprehensive income								953,620
Dividends declared				(408,264)				(408,264)
Treasury stock purchases						16,104,800	530,563	(530,563)
Treasury stock issued for acquisitions			1,750			(126,027)	(1,305)	3,055
Benefits from disqualifying dispositions			11,195					11,195
Share-based compensation expense			116,305					116,305
Issuances of shares pursuant to share-based awards			7,381			(6,306,823)	(140,716)	148,097

Balance at July 1, 2006	765,174,900	$765,175	$525,684	$4,999,440	$84,618	146,279,320	$3,322,633	$3,052,284

See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED CASH FLOWS

	Year Ended

			July 3, 2004
	July 1, 2006	July 2, 2005	(53 Weeks)

	(In thousands)
Cash flows from operating activities:
Net earnings	$855,325	$961,457	$907,214
Add non-cash items:
Cumulative effect of accounting change, net of tax	(9,285)	—	—
Share-based compensation expense	126,837	19,749	34,857
Depreciation and amortization	345,062	316,743	283,595
Deferred tax provision	482,111	554,850	608,152
Provision for losses on receivables	19,841	18,587	27,377
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(162,586)	(72,829)	(177,058)
(Increase) in inventories	(119,392)	(35,014)	(162,502)
Decrease (increase) in prepaid expenses	1,741	(4,058)	(2,183)
Increase in accounts payable	49,775	28,080	95,874
Increase (decrease) in accrued expenses	29,161	(52,423)	26,687
(Decrease) in accrued income taxes	(545,634)	(438,779)	(392,197)
(Increase) in other assets	(17,937)	(17,865)	(23,744)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	75,382	(86,338)	(35,056)
Excess tax benefits from share-based compensation arrangements	(6,569)	—	—

Net cash provided by operating activities	1,123,832	1,192,160	1,191,016

Cash flows from investing activities:
Additions to plant and equipment	(514,751)	(390,203)	(530,086)
Proceeds from sales of plant and equipment	22,701	25,482	15,851
Acquisition of businesses, net of cash acquired	(114,378)	(115,637)	(79,247)
(Increase) decrease in restricted cash	(2,243)	66,918	(90,329)

Net cash used for investing activities	(608,671)	(413,440)	(683,811)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	240,017	115,017	(77,849)
Other debt borrowings	500,987	9,357	211,606
Other debt repayments	(413,383)	(167,006)	(26,519)
Debt issuance costs	(3,998)	(320)	(1,494)
Cash (paid for) received from termination of interest rate swap	(21,196)	5,316	1,305
Common stock reissued from treasury	128,055	208,004	167,652
Treasury stock purchases	(544,131)	(597,660)	(608,506)
Dividends paid	(397,537)	(357,298)	(309,540)
Excess tax benefits from share-based compensation arrangements	6,569	—	—

Net cash used for financing activities	(504,617)	(784,590)	(643,345)

Effect of exchange rates on cash	(325)	(2,158)	(1,601)

Net increase (decrease) in cash	10,219	(8,028)	(137,741)
Cash at beginning of year	191,678	199,706	337,447

Cash at end of year	$201,897	$191,678	$199,706

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$107,242	$73,939	$68,481
Income taxes	619,442	436,378	344,414
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES
Business and Consolidation
     Sysco Corporation (SYSCO or the company) is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or “food-prepared-away-from-home” industry. These services are performed for approximately 394,000 customers from 171 principal distribution facilities located throughout the United States and Canada.
     The accompanying financial statements include the accounts of SYSCO and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the fiscal 2006 presentation.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from the estimates used.
Cash and Cash Equivalents
     For cash flow purposes, cash includes cash equivalents such as time deposits, certificates of deposit, short-term investments and all highly liquid instruments with original maturities of three months or less.
Accounts Receivable
     Accounts receivable consist primarily of trade receivables from customers and receivables from suppliers for marketing or incentive programs. SYSCO determines the past due status of trade receivables based on contractual terms with each customer. SYSCO evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligation to SYSCO, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on an analysis of historical trends of write-offs and recoveries. The company utilizes specific criteria to determine uncollectible receivables to be written off including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. The allowance for doubtful accounts receivable was $29,100,000 as of July 1, 2006 and $29,604,000 as of July 2, 2005. Customer accounts written off, net of recoveries, were $21,128,000 or 0.06% of sales, $20,840,000 or 0.07% of sales, and $28,485,000 or 0.10% of sales for fiscal 2006, 2005 and 2004, respectively.
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
     Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized for the past three years was $2,853,000 in 2006, $4,316,000 in 2005 and $7,495,000 in 2004.

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
Derivative Financial Instruments
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the recognition of all derivatives as assets or liabilities within the Consolidated Balance Sheets at fair value. Gains or losses on derivative financial instruments designated as fair value hedges are recognized immediately in the Consolidated Results of Operations, along with the offsetting gain or loss related to the underlying hedged item.
     Gains or losses on derivative financial instruments designated as cash flow hedges are recorded as a separate component of shareholders’ equity until settlement (or until hedge ineffectiveness is determined), whereby gains or losses are reclassified to the Consolidated Results of Operations in conjunction with the recognition of the underlying hedged item. To the extent that the periodic changes in the fair value of the derivatives are not effective, or if the hedge ceases to qualify for hedge accounting, the ineffective portion of the periodic non-cash changes are recorded in Operating expenses in the Consolidated Results of Operations in the period of the change.
Treasury Stock
     The company records treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.
Foreign Currency Translation
     The assets and liabilities of all Canadian subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of Accumulated other comprehensive income.
Revenue Recognition
     The company recognizes revenue from the sale of a product when it is considered to be realized or realizable and earned. The company determines these requirements to be met at the point at which the product is delivered to the customer. The company grants certain customers sales incentives such as rebates or discounts and treats these as a reduction of sales at the time the sale is recognized. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are considered to be a single nonmonetary transaction. Beginning in the fourth quarter of fiscal 2006, the company recorded the net effect of such transactions in the Consolidated Results of Operations within “Sales” as a result of a new accounting standard. See further discussion in Note 3.

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
Shipping and Handling Costs
     Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $1,857,093,000 in fiscal 2006, $1,718,485,000 in fiscal 2005, and $1,624,552,000 in fiscal 2004.
Insurance Program
     SYSCO maintains a self-insurance program covering portions of workers’ compensation, group medical, general and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions. Amounts accrued for self-insurance were $91,356,000 and $87,029,000 as of July 1, 2006 and July 2, 2005, respectively.
Share-Based Compensation
     SYSCO recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award.
Acquisitions
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

2.	NEW ACCOUNTING STANDARDS
     The Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1), in March 2006 which allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method. The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period. This standard was adopted by the FASB to address volatility concerns when underlying investments are maintained in the stock market. The election of the investment method or fair value method is irrevocable and should be made on an instrument-by-instrument basis. Previously, only the fair value method was available. FSP FTB 85-4-1 is effective for SYSCO in the first quarter of fiscal 2007. Prospective application is required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings should be made at the date of adoption to recognize the impact on existing life settlement contract investments. SYSCO will adopt FSP FTB 85-4-1 in the first quarter of fiscal 2007 using the investment method which will result in a cumulative change in accounting principle charge of approximately $39,735,000.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. SYSCO is currently evaluating the impact the adoption of FIN 48 will have on the company’s financial position, results of operations and cash flows.

3.	CHANGES IN ACCOUNTING
     Beginning in fiscal 2006, SYSCO changed the measurement date for the pension and other postretirement benefit plans from fiscal year-end to May 31st, which represents a change in accounting. Management believes this accounting change was preferable, as the one-month acceleration of the measurement date allows additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting resulted in an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax.
     Pro forma net earnings and earnings per share adjusted for the effect of retroactive application of the change in measurement date on net pension costs, net of tax, are as follows:

		2004
	2005	(53 Weeks)

Reported net earnings	$961,457,000	$907,214,000
Retroactive effect, net of tax	5,781,000	(1,254,000)

Pro forma net earnings	$967,238,000	$905,960,000

Basic earnings per share:
Reported net earnings	$1.51	$1.41
Retroactive effect, net of tax	0.01	—

Pro forma net earnings	$1.52	$1.41

Diluted earnings per share:
Reported net earnings	$1.47	$1.37
Retroactive effect, net of tax	0.01	—

Pro forma net earnings	$1.48	$1.37

     In September 2005, the Emerging Issues Task Force (EITF) reached a consensus of Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” which requires that two or more inventory transactions with the same counterparty (as defined) should be viewed as a single nonmonetary transaction, if the transactions were entered into in contemplation of one another. Exchanges of inventory between entities in the same line of business should be accounted for at fair value or recorded at carrying amounts, depending on the classification of such inventory. This guidance was effective for the fourth quarter of fiscal 2006 for SYSCO. SYSCO has certain transactions where finished goods are purchased from a customer for warehousing and distribution and resold to the same customer. These are evidenced by title transfer and are separately invoiced. Historically, the company has recorded such transactions in the Consolidated Results of Operations for purchases within “Cost of Sales” and sales within “Sales.” Beginning in the fourth quarter of fiscal 2006, the company recorded the net effect of such transactions in the Consolidated Results of Operations within “Sales” by reducing sales and cost of sales in the amount of $99,803,000. The amount included in the Consolidated Results of Operations within “Cost of Sales” for the 39 week period ended April 1, 2006 and fiscal 2005 and 2004 which were recorded on a gross basis prior to the adoption of EITF 04-13 were $279,746,000, $347,018,000 and $276,041,000, respectively. Such amounts were not restated when the new standard was adopted because prospective treatment is required.

4.	PLANT AND EQUIPMENT
     A summary of plant and equipment, including the related accumulated depreciation, appears below:

			Estimated Useful
	July 1, 2006	July 2, 2005	Lives

Plant and equipment, at cost:
Land	$220,542,000	$208,189,000
Buildings and improvements	2,140,786,000	1,916,454,000	10-40 years
Fleet, equipment and software	2,277,612,000	2,121,307,000	3-20 years

	4,638,940,000	4,245,950,000
Accumulated depreciation	(2,174,040,000)	(1,977,649,000)

Net plant and equipment	$2,464,900,000	$2,268,301,000

     Depreciation expense, including capital leases,for the past three years was $320,669,000 in 2006, $298,111,000 in 2005 and $273,030,000 in 2004.

5.	GOODWILL AND OTHER INTANGIBLES
     The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows:

	Broadline	SYGMA	Other	Total

Carrying amount at July 3, 2004	$660,098,000	$43,875,000	$470,818,000	$1,174,791,000
Goodwill acquired during year	3,589,000	606,000	21,198,000	25,393,000
Currency translation/ Other	12,659,000	—	(240,000)	12,419,000

Carrying amount at July 2, 2005	676,346,000	44,481,000	491,776,000	1,212,603,000
Goodwill acquired during year	11,488,000	2,449,000	54,173,000	68,110,000
Currency translation/ Other	21,580,000	—	298,000	21,878,000

Carrying amount at July 1, 2006	$709,414,000	$46,930,000	$546,247,000	$1,302,591,000

     The following table presents details of the company’s other intangible assets:

	July 1, 2006			July 2, 2005

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized Intangible Assets:
Customer Relationships	$109,201,000	$21,056,000	$88,145,000	$75,412,000	$10,954,000	$64,458,000
Non-compete Agreements	8,099,000	6,001,000	2,098,000	7,929,000	4,868,000	3,061,000

Total	$117,300,000	$27,057,000	$90,243,000	$83,341,000	$15,822,000	$67,519,000

Unamortized intangible assets:
Trademarks	$5,408,000	$—	$5,408,000	$5,062,000	$—	$5,062,000
     Amortization expense for the past three years was $10,773,000 in 2006, $7,569,000 in 2005 and $4,244,000 in 2004. The estimated future amortization expense on intangible assets for the next five fiscal years is shown below:

Amount

2007	$12,304,000
2008	11,725,000
2009	11,567,000
2010	11,315,000
2011	11,116,000

6.	RESTRICTED CASH
     SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.
     In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. Escrowed funds related to certain acquisitions in the amount of $1,700,000 were released during fiscal 2006, which included $800,000 that was disbursed to sellers.
     A summary of restricted cash balances appears below:

	July 1, 2006	July 2, 2005

Funds deposited in insurance trusts	$82,653,000	$80,410,000
Escrow funds related to acquisitions	19,621,000	21,321,000

Total	$102,274,000	$101,731,000

7.	DERIVATIVE FINANCIAL INSTRUMENTS
     SYSCO manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this goal. The company does not use derivative financial instruments for trading or speculative purposes.
     During fiscal years 2003, 2004 and 2005, the company entered into various interest rate swap agreements designated as fair value hedges of the related debt. The terms of these swap agreements and the hedged items were such that the hedges were considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was applied and there was no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt was adjusted to include payments made or received under the hedge agreements. The fair value of the swaps was carried as an asset or a liability on the Consolidated Balance Sheet and the carrying value of the hedged debt was adjusted accordingly. There were no fair value hedges outstanding as of July 1, 2006 or July 2, 2005.
     The amount received upon termination of fair value hedge swap agreements was $5,316,000 and $1,305,000 in fiscal years 2005 and 2004, respectively. There were no terminations of fair value hedge swap agreements in fiscal 2006. The amount received upon termination of swap agreements is reflected as an increase in the carrying value of the related debt to reflect its fair value at termination. This increase in the carrying value of the debt is amortized as a reduction of interest expense over the remaining term of the debt.
     In March 2005, SYSCO entered into a forward-starting interest rate swap with a notional amount of $350,000,000. In accordance with SFAS No. 133, the company designated this derivative as a cash flow hedge of the variability in the cash outflows of interest payments on $350,000,000 of the September 2005 forecasted debt issuance due to changes in the benchmark interest rate. The fair value of the swap as of July 2, 2005 was ($32,584,000), which is reflected in Accrued expenses on the Consolidated Balance Sheet, with the corresponding amount reflected as a loss, net of tax, in Other comprehensive income (loss).
     In September 2005, in conjunction with the issuance of the 5.375% senior notes, SYSCO settled the $350,000,000 notional amount forward-starting interest rate swap. Upon settlement, SYSCO paid cash of $21,196,000, which represented the fair value of the swap agreement at the time of settlement. This amount is being amortized as interest expense over the 30-year term of the debt, and the unamortized balance is reflected as a loss, net of tax, in Other comprehensive income (loss).
     In the normal course of business, SYSCO enters into forward purchase agreements for the procurement of fuel, electricity and product commodities related to SYSCO’s business. Certain of these agreements meet the definition of a derivative and qualify for the normal purchase and sale exemption under relevant accounting literature. The company has elected to use this exemption for these agreements and thus they are not recorded at fair value.

8.	DEBT AND OTHER FINANCING ARRANGEMENTS
     SYSCO’s debt consists of the following:

	July 1, 2006	July 2, 2005

Short-term borrowings, interest at 5.4% as of July 1, 2006 and 3.6% as of July 2, 2005	$29,300,000	$31,000,000
Commercial paper, interest averaging 5.3% as of July 1, 2006 and 3.2% as of July 2, 2005	399,568,000	157,851,000
Senior notes, interest at 7.0%, maturing in fiscal 2006	—	198,011,000
Senior notes, interest at 4.75%, maturing in fiscal 2006	—	200,551,000
Senior notes, interest at 7.25%, maturing in fiscal 2007	99,295,000	98,335,000
Senior notes, interest at 6.1%, maturing in fiscal 2012	200,561,000	200,655,000
Senior notes, interest at 4.6%, maturing in fiscal 2014	208,540,000	209,644,000
Debentures, interest at 7.16%, maturing in fiscal 2027	50,000,000	50,000,000
Debentures, interest at 6.5%, maturing in fiscal 2029	224,474,000	224,453,000
Senior notes, interest at 5.375%, maturing in fiscal 2036	499,566,000	—
Industrial Revenue Bonds, mortgages and other debt, interest averaging 6.9% as of July 1, 2006 and 5.7% as of July 2, 2005, maturing at various dates to fiscal 2026	51,388,000	60,608,000

Total debt	1,762,692,000	1,431,108,000
Less current maturities and short-term debt	(135,565,000)	(474,931,000)

Net long-term debt	$1,627,127,000	$956,177,000

     The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount

2007	$135,565,000
2008	4,596,000
2009	962,000
2010	894,000
2011	407,465,000
Short-term Borrowings
     As of July 2, 2005, SYSCO has uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95,000,000. Borrowings outstanding under these lines of credit were $31,000,000 as of July 2, 2005.
     As of July 1, 2006, SYSCO has uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $145,000,000. Borrowings outstanding under these lines of credit were $29,300,000 as of July 1, 2006.
Commercial Paper
     As of July 2, 2005, SYSCO had a revolving loan agreement in the amount of $450,000,000, maturing in fiscal 2008, which supported the company’s United States commercial paper program. The company had intent to refinance this facility on a long-term basis and did so in the fall of 2005. As a result, the commercial paper issuances supported by this agreement have been classified as long-term debt. The United States commercial paper issuances outstanding at July 2, 2005 were $124,853,000.
     At July 2, 2005, SYSCO also had a revolving loan agreement in the amount of $100,000,000 in Canadian dollars (CAD), maturing in fiscal 2006, which supported the company’s Canadian commercial paper program. The Canadian commercial paper issuances outstanding at July 2, 2005 were CAD $40,996,000 ($32,998,000 in U.S. dollars).
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

and Canada, respectively, both of which were terminated. Since this long-term facility supports the company’s commercial paper programs, the $399,568,000 of commercial paper issuances outstanding at July 1, 2006 were classified as long-term debt.
     In April 2006, SYSCO initiated a new commercial paper program allowing the company to issue short-term unsecured notes in an aggregate not to exceed $1.3 billion. This new commercial paper program replaced notes that were issued under SYSCO’s existing commercial paper program as they matured and became due and payable.
     During fiscal 2006, 2005 and 2004, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately $126,846,000 to $774,530,000, $28,560,000 to $253,384,000, and $73,102,000 to $478,114,000, respectively. Outstanding commercial paper issuances were $399,568,000 as of July 1, 2006.
Fixed Rate Debt
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
     In September 2005, in conjunction with the issuance of the 5.375% senior notes, SYSCO settled a $350,000,000 notional amount forward-starting interest rate swap which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the debt issuance due to changes in the benchmark interest rate. See Note 7, Derivative Financial Instruments, for further discussion.
     In May 2006, SYSCO repaid the 7.0% senior notes totaling $200,000,000 at maturity utilizing a combination of cash flow from operations and commercial paper issuances.
     The 6.5% debentures due August 1, 2028 and the 4.60% senior notes due March 15, 2014 are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the debentures and notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture and note holders are not penalized by the early redemption.
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
     SYSCO’s Industrial Revenue Bonds have varying structures. Final maturities range from five to 20 years and certain of the bonds provide SYSCO the right to redeem (or call) the bonds at various dates. These call provisions generally provide the bondholder a premium in the early call years, declining to par value as the bonds approach maturity.
     Included in current maturities of long-term debt at July 1, 2006 are the 7.25% senior notes due April 2007 totaling $100,000,000. It is the company’s intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

Total Debt
     Total debt at July 1, 2006 was $1,762,692,000, of which approximately 75% was at fixed rates averaging 6.0% with an average life of 19 years, and the remainder was at floating rates averaging 5.2%. Certain loan agreements contain typical debt covenants to protect noteholders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level. SYSCO was in compliance with all debt covenants at July 1, 2006.
     The fair value of SYSCO’s total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximated $1,669,999,000 at July 1, 2006 and $1,442,721,000 at July 2, 2005, respectively.
Other
     As of July 1, 2006 and July 2, 2005, letters of credit outstanding were $60,000,000 and $76,817,000, respectively.

9.	LEASES
     Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $100,690,000, $92,710,000, and $86,842,000 in fiscal 2006, 2005 and 2004, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.
     Aggregate minimum lease payments by fiscal year under existing non-capitalized long-term leases are as follows:

Amount

2007	$56,499,000
2008	46,899,000
2009	39,904,000
2010	33,329,000
2011	25,666,000
Later years	128,981,000

10.	EMPLOYEE BENEFIT PLANS
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
     The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation. SYSCO’s contributions to this plan were $21,898,000 in 2006, $28,109,000 in 2005, and $27,390,000 in 2004.
     In addition to receiving benefits upon retirement under the company’s defined benefit plan, participants in the Management Incentive Plan (see “Management Incentive Compensation” under “Stock Based Compensation Plans”) will receive benefits under a Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan. In order to meet its obligations under the SERP, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $153,659,000 at July 1, 2006 and $138,931,000 at July 2, 2005. These policies are not included as plan assets or in the funded status amounts in the table below. SYSCO is the sole owner and beneficiary of such policies. Projected benefit obligations and accumulated benefit obligations for the SERP were $327,450,000 and $238,599,000, respectively, as of July 1, 2006 and $375,491,000 and $264,010,000, respectively, as of July 2, 2005.
     The company made cash contributions to its pension plans of $73,764,000 and $220,361,000 in fiscal years 2006 and 2005, respectively, including $66,000,000 and $214,000,000 in voluntary contributions to the Retirement Plan in fiscal 2006 and 2005, respectively. In fiscal 2006, the company’s voluntary contribution to the Retirement Plan represented the maximum tax-deductible amount. In fiscal 2005, the company made a voluntary contribution of $134,000,000 in the fourth quarter in addition to the $80,000,000 which was contributed during the year. The decision to increase the contributions to the Retirement Plan in fiscal 2005 was primarily due to the decrease in the discount rate used to measure the year-end obligation, which increased the pension obligation and negatively impacted the fiscal 2005 year-end pension funded status prior to the additional $134,000,000 contribution. In fiscal 2007, as in previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements, yet the company anticipates it will make voluntary contributions of approximately $80,000,000. The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2007 contributions to fund benefit payments for the SERP and other post-retirement plans are $9,041,000 and $315,000, respectively.
     Estimated future benefit payments are as follows:

		Other
		Postretirement
	Pension Benefits	Plans

2007	$29,446,000	$315,000
2008	34,043,000	396,000
2009	40,230,000	500,000
2010	47,685,000	594,000
2011	55,205,000	714,000
Subsequent five years	408,689,000	4,581,000
     The funded status of the defined benefit plans is as follows (including the SERP benefit obligations but excluding from plan assets the cash surrender values of life insurance policies):

	Pension Benefits		Other Postretirement Plans

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Change in benefit obligation:
Benefit obligation at beginning of year	$1,574,718,000	$1,192,357,000	$8,818,000	$7,996,000
Service cost	100,028,000	81,282,000	510,000	477,000
Interest cost	83,600,000	73,824,000	472,000	488,000
Amendments	7,800,000	25,617,000	—	—
Actuarial (gain) loss	(284,307,000)	230,052,000	(1,473,000)	(65,000)
Actual expenses	(7,906,000)	(6,815,000)	—	—
Total disbursements	(24,331,000)	(21,599,000)	(57,000)	(78,000)
Settlements/ Adjustments (Measurement date change)	(68,193,000)	—	(225,000)	—

Benefit obligation at end of year	1,381,409,000	1,574,718,000	8,045,000	8,818,000

Change in plan assets:
Fair value of plan assets at beginning of year	1,141,638,000	859,279,000	—	—
Actual return on plan assets	106,584,000	90,412,000	—	—
Employer contribution	207,645,000	220,361,000	57,000	78,000
Actual expenses	(7,906,000)	(6,815,000)	—	—
Total disbursements	(24,331,000)	(21,599,000)	(57,000)	(78,000)
Settlements/ Adjustments (Measurement date change)	(141,328,000)	—	—	—

Fair value of plan assets at end of year	1,282,302,000	1,141,638,000	—	—

Funded status	(99,107,000)	(433,080,000)	(8,045,000)	(8,818,000)
Unrecognized net actuarial loss (gain)	264,855,000	644,116,000	(2,515,000)	(773,000)
Unrecognized net obligation due to initial application of SFAS No. 87/106	—	—	1,074,000	1,227,000
Unrecognized prior service cost	47,953,000	45,087,000	793,000	994,000

Prepaid (accrued) benefit cost at measurement date	213,701,000	256,123,000	(8,693,000)	(7,370,000)
Contributions after measurement date, before end of year	666,000	—	—	—

Prepaid (accrued) benefit cost at end of year	$214,367,000	$256,123,000	$(8,693,000)	$(7,370,000)

     Additional information related to SYSCO’s defined benefit plans is as follows:

	July 1, 2006	July 2, 2005

Amount recognized in consolidated balance sheet:
Prepaid pension cost	$388,651,000	$389,766,000
Accrued benefit liability	(238,599,000)	(264,010,000)
Intangible asset	45,619,000	42,240,000
Accumulated other comprehensive loss	18,030,000	88,127,000

Net amount recognized	$213,701,000	$256,123,000

Plans with accumulated benefit obligation in excess of fair value of plan assets:
Projected benefit obligation	$327,450,000	$375,491,000
Accumulated benefit obligation	238,599,000	264,010,000
Fair value of plan assets at end of year	—	—
Additional information:
Accumulated benefit obligation	$1,187,185,000	$1,329,725,000
Increase (decrease) in minimum liability included in other comprehensive income	(70,097,000)	54,414,000
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
     Amounts reflected in accumulated other comprehensive income or loss related to minimum pension liability, were charges, net of tax, of $11,106,000 as of July 1, 2006, and $54,286,000 as of July 2, 2005.
     As a result of changes in assumptions, including the decrease in the discount rate to 5.60% for fiscal 2006, which is based on the new measurement date of May 31st discussed below, from 6.25% in fiscal 2005, together with the normal growth of the plan, the impact of losses from prior periods and the amount and timing of contributions, net pension costs increased $23,734,000 in fiscal 2006. Net pension costs in fiscal 2007 are expected to decrease by approximately $53,900,000 due primarily to an increase in the discount rate to 6.73% for fiscal 2007. The components of net pension costs for each fiscal year are as follows:

	Pension Benefits

			2004
	2006	2005	(53 Weeks)

Service cost	$100,028,000	$81,282,000	$74,934,000
Interest cost	83,600,000	73,824,000	61,162,000
Expected return on plan assets	(104,174,000)	(82,613,000)	(61,148,000)
Amortization of prior service cost	4,934,000	1,760,000	1,308,000
Recognized net actuarial loss	46,204,000	32,605,000	37,697,000
Amortization of net transition obligation	—	—	279,000

Net pension costs	$130,592,000	$106,858,000	$114,232,000

     The components of other postretirement benefit costs for each fiscal year are as follows:

	Other Postretirement Plans

			2004
	2006	2005	(53 Weeks)

Service cost	$510,000	$477,000	$422,000
Interest cost	472,000	488,000	402,000
Expected return on plan assets	—	—	—
Amortization of prior service cost	202,000	202,000	202,000
Recognized net actuarial gain	(15,000)	—	(40,000)
Amortization of net transition obligation	153,000	154,000	153,000

Net other postretirement benefit costs	$1,322,000	$1,321,000	$1,139,000

     Multi-employer pension costs were $29,796,000, $28,822,000, and $29,479,000 in fiscal 2006, 2005 and 2004, respectively.

     Weighted-average assumptions used to determine benefit obligations at year end were:

	Pension Benefits		Other Postretirement Plans

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Discount rate	6.73%	5.40%	6.73%	5.40%
Rate of compensation increase — Retirement Plan	6.17	5.89	—	—
     For determining the benefit obligations at year end, the SERP calculations assume annual salary increases of 10% through fiscal 2007 and 7% thereafter as of July 1, 2006 and July 2, 2005.
     Weighted-average assumptions used to determine net pension costs and other postretirement benefit costs for each fiscal year were:

	Pension Benefits			Other Postretirement Plans

	2006	2005	2004	2006	2005	2004

Discount rate	5.60%	6.25%	6.00%	5.60%	6.25%	6.00%
Expected rate of return	9.00	9.00	9.00	—	—	—
Rate of compensation increase — Retirement Plan	5.89	5.89	5.89	—	—	—
     For determining net pension costs related to the SERP for each fiscal year, the calculations for fiscal 2006 and fiscal 2005 assume annual salary increases of 10% through fiscal 2007 and 7% thereafter, and for fiscal 2004, the calculations assume annual salary increases of 8% through fiscal 2005 and 7% thereafter.
     The measurement date for the pension and other postretirement benefit plans is fiscal year end for fiscal years 2005 and prior. Beginning in fiscal 2006, the measurement date is May 31st which represents a change in accounting. The one-month acceleration of the measurement date allows additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting resulted in an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax.
     A healthcare cost trend rate is not used in the calculations of post-retirement benefits obligations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.
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
     The percentage of the fair value of plan assets by asset category is as follows:

	July 1, 2006	July 2, 2005

Equity securities	70.9%	71.2%
Debt securities	29.1	28.8

Total	100.0%	100.0%

11.	SHAREHOLDERS’ EQUITY
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
     A reconciliation of the numerators and the denominators of the basic and diluted per share computations for the periods presented follows:

			2004
	2006	2005	(53 Weeks)

Numerator:
Earnings before cumulative effect of accounting change	$846,040,000	$961,457,000	$907,214,000
Cumulative effect of accounting change	9,285,000	—	—

Net earnings	$855,325,000	$961,457,000	$907,214,000

Denominator:
Weighted-average basic shares outstanding	621,382,766	636,068,266	642,688,614
Dilutive effect of share-based awards	7,417,881	17,088,851	19,230,620

Weighted-average diluted shares outstanding	628,800,647	653,157,117	661,919,234

Basic earnings per share:
Earnings before cumulative effect of accounting change	$1.36	$1.51	$1.41
Cumulative effect of accounting change	0.02	—	—

Net earnings	$1.38	$1.51	$1.41

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$1.35	$1.47	$1.37
Cumulative effect of accounting change	0.01	—	—

Net earnings	$1.36	$1.47	$1.37

     The number of options which were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 28,500,000, 68,000 and zero for fiscal 2006, 2005 and 2004, respectively.
     Dividends declared were $408,264,000, $368,792,000 and $321,353,000 in fiscal 2006, 2005 and 2004, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year end of approximately $105,000,000, $95,000,000 and $83,000,000 in fiscal 2006, 2005 and 2004, respectively.
     In May 1986, the Board of Directors adopted a Warrant Dividend Plan designed to protect against those unsolicited attempts to acquire control of SYSCO that the Board believes are not in the best interests of the shareholders. This plan was amended and replaced by the Amended and Restated Rights Agreement (the Plan) in May 1996. The Board adopted further amendments in May 1999. By its terms, the Plan expired on May 31, 2006.

12.	COMPREHENSIVE INCOME
     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity.
     The following table provides a summary of the changes in accumulated other comprehensive income (loss) for the years presented:

	Minimum Pension	Foreign Currency
	Liability	Translation	Interest Rate Swap	Total

Balance at June 28, 2003	$(185,118,000)	$32,737,000	$—	$(152,381,000)
Minimum pension liability adjustment	164,385,000	—	—	164,385,000
Foreign currency translation adjustment	—	5,636,000	—	5,636,000

Balance at July 3, 2004	(20,733,000)	38,373,000	—	17,640,000
Minimum pension liability adjustment	(33,553,000)	—	—	(33,553,000)
Foreign currency translation adjustment	—	22,357,000	—	22,357,000
Change in fair value of interest rate swap	—	—	(20,121,000)	(20,121,000)

Balance at July 2, 2005	(54,286,000)	60,730,000	(20,121,000)	(13,677,000)
Minimum pension liability adjustment	43,180,000	—	—	43,180,000
Foreign currency translation adjustment	—	47,718,000	—	47,718,000
Change in fair value of interest rate swap	—	—	7,064,000	7,064,000
Amortization of cash flow hedge	—	—	333,000	333,000

Balance at July 1, 2006	$(11,106,000)	$108,448,000	$(12,724,000)	$84,618,000

     A summary of the components of other comprehensive income (loss) and the related tax effects for each of the years presented is as follows:

	2006

	Before-Tax		After-Tax
	Amount	Income Tax	Amount

Minimum pension liability adjustment	$70,097,000	$26,917,000	$43,180,000
Foreign currency translation adjustment	47,718,000	—	47,718,000
Change in fair value of interest rate swap	11,388,000	4,324,000	7,064,000
Amortization of cash flow hedge	540,000	207,000	333,000

Other comprehensive income	$129,743,000	$31,448,000	$98,295,000

	2005

	Before-Tax		After-Tax
	Amount	Income Tax	Amount

Minimum pension liability adjustment	$(54,414,000)	$(20,861,000)	$(33,553,000)
Foreign currency translation adjustment	22,357,000	—	22,357,000
Change in fair value of interest rate swap	(32,584,000)	(12,463,000)	(20,121,000)

Other comprehensive income	$(64,641,000)	$(33,324,000)	$(31,317,000)

	2004

	Before-Tax		After-Tax
	Amount	Income Tax	Amount

Minimum pension liability adjustment	$266,074,000	$101,689,000	$164,385,000
Foreign currency translation adjustment	5,636,000	—	5,636,000

Other comprehensive income	$271,710,000	$101,689,000	$170,021,000

13.	SHARE-BASED COMPENSATION
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
     As a result of adopting SFAS 123(R) on July 3, 2005, SYSCO’s earnings before income taxes and cumulative effect of accounting change and net earnings for fiscal 2006 were $118,038,000 and $105,810,000 lower, respectively, than if the company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share before the cumulative effect of the accounting change for fiscal 2006 were both $0.17 lower than if the company had continued to account for share-based compensation under APB 25.
     The adoption of SFAS 123(R) results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the Employees’ Stock Purchase Plan. This is due to a modification required by SFAS 123(R) of the treasury stock method calculation utilized to compute the dilutive effect of stock options.
     Prior to the adoption of SFAS 123(R), the company presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $6,569,000 excess tax benefit classified as a financing cash inflow for fiscal 2006 would have been classified as an operating cash inflow if the company had not adopted SFAS 123(R).
     SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plans and the 2005 Non-Employee Directors Stock Plan.
Stock Option Plans
     SYSCO’s 2004 Stock Option Plan was adopted in fiscal 2005 and reserves 23,500,000 shares of SYSCO common stock for grants of options and dividend equivalents to directors, officers and other employees of the company and its subsidiaries at the market price at the date of grant. This plan provides for the issuance of options qualified as incentive stock options under the Internal Revenue Code of 1986, options which are non-qualified, and dividend equivalents. To date, SYSCO has only issued options under this plan. Vesting requirements for awards under this plan will vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under this plan will be no greater than seven years. As of July 1, 2006, there were 18,656,450 remaining shares authorized and available for grant under the 2004 Stock Option Plan.
     SYSCO has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding at July 1, 2006. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2004 Stock Option Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.
     SYSCO’s 2005 Non-Employee Directors Stock Plan was adopted in fiscal 2006 and reserves 550,000 shares of common stock for grants to non-employee directors in the form of options, stock grants, restricted stock units and dividend equivalents. In addition, options and unvested common shares also remained outstanding as of July 1, 2006 under previous non-employee director stock plans. No further grants will be made under these previous plans, as all future grants to non-employee directors will be made through the 2005 Non-Employee Directors Stock Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years. As of July 1, 2006, there were 478,593 remaining shares authorized and available for grant under the 2005 Non-Employee Directors Stock Plan.
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
     In addition, certain of SYSCO’s options provide that the options continue to vest as if the optionee continued to be an employee if the optionee meets certain age and years of service thresholds upon retirement. In these cases, for awards granted through July 2, 2005, SYSCO will recognize the compensation cost for such awards over the service period and accelerate any remaining unrecognized compensation cost when the employee retires. Due to the adoption of SFAS 123(R), for awards granted subsequent to July 2, 2005, SYSCO will recognize compensation cost for such awards over the period from the grant date to the date the employee first becomes eligible to retire with the options continuing to vest after retirement. If SYSCO had recognized compensation cost for such awards over the period from the grant date to the date the employee first became eligible to retire with the options continuing to vest after retirement for all periods presented, recognized compensation cost would have been $23,907,000 lower for fiscal 2006. There would be no impact to recognized compensation cost for fiscal 2005 and 2004, as the company was accounting for stock compensation under APB 25, under which no compensation expense was recognized for stock option grants.
     The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the periods indicated are noted in the following table. Expected volatility is based on historical volatility of SYSCO’s stock, implied volatilities from traded options on SYSCO’s stock and other factors. SYSCO utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following weighted-average assumptions were used for each fiscal year presented:

	2006	2005	2004

Dividend yield	1.40%	1.45%	1.49%
Expected volatility	23%	22%	22%
Risk-free interest rate	3.9%	3.4%	3.2%
Expected life	5 years	5 years	5 years
     The following summary presents information regarding outstanding options as of July 1, 2006 and changes during the fiscal year then ended with regard to options under all stock option plans:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual Term	Intrinsic
	Option	Price Per Share	(in years)	Value

Outstanding at July 2, 2005	65,963,380	$27.82
Granted	4,859,000	32.99
Exercised	(4,004,355)	20.73
Forfeited	(1,009,865)	29.42
Expired	(291,491)	30.10

Outstanding at July 1, 2006	65,516,669	$28.60	5.56	$168,690,000

Vested or expected to vest at July 1, 2006	63,468,460	$28.49	5.54	$168,550,000

Exercisable at July 1, 2006	45,316,732	$27.23	5.35	$162,057,000

     The total number of employee options granted was 4,826,500, 8,515,000 and 13,344,746 in fiscal years 2006, 2005 and 2004, respectively. During fiscal 2006, 876,000 options were granted to 17 executive officers and 3,950,500 options were granted to approximately 1,200 other key employees. During fiscal 2005, 2,763,000 options were granted to approximately 2,700 non-executive employees based on tenure, 557,000 options were granted to 18 executive officers and 5,195,000 options were granted to approximately 1,700 other key employees. During fiscal 2004, 2,482,000 options were granted to approximately 2,400 non-executive employees based on tenure, 821,000 options were granted to 17 executive officers and 10,041,746 options were granted to approximately 2,000 other key employees.
     The weighted average grant-date fair value of options granted fiscal 2006, 2005 and 2004 were $7.83, $7.12 and $6.74, respectively. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004, was $48,928,000, $81,220,000 and $100,385,000, respectively.
Employees’ Stock Purchase Plan
     SYSCO has an Employees’ Stock Purchase Plan which permits employees to invest in SYSCO common stock by means of periodic payroll deductions at 85% of the closing price on the last business day of each calendar quarter. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 4,894,348 remained available at July 1, 2006.
     During fiscal 2006, 1,840,764 shares of SYSCO common stock were purchased by the participants as compared to 1,712,244 shares purchased in fiscal 2005 and 1,620,535 shares purchased in fiscal 2004. In July 2006, 475,488 shares were purchased by participants.
     The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.88, $5.19 and $5.17 per share during fiscal 2006, 2005 and 2004, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.
Management Incentive Compensation
     In November 2005, SYSCO adopted the 2005 Management Incentive Plan. The first bonus under the 2005 Plan will be earned during fiscal 2007 (at which time no further bonuses will be earned under the 2000 Management Incentive Plan) and paid in the following fiscal year.
     SYSCO’s Management Incentive Plans compensate key management personnel for specific performance achievements. The bonuses earned and expensed under these plans were $23,235,000 in fiscal 2006, $50,505,000 in fiscal 2005 and $77,494,000 in fiscal 2004; these amounts were paid in the following fiscal year in both cash and stock or deferred for payment in future years at the election of each participant. The stock awards under these plans immediately vest upon issuance; however, participants are restricted from selling, transferring, giving or otherwise conveying the shares for a period of two years from the date of issuance of such shares. The fair value of the stock issued under the Management Incentive Plans is based on the stock price less a 12% discount for post-vesting restrictions. The discount for post-vesting restrictions is estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period. There were 180, 174 and 174 participants in the plan in fiscal 2006, 2005 and 2004, respectively. Participants in the Management Incentive Plan also have the option to defer portions of their salary and bonuses pursuant to the Executive Deferred Compensation Plan.
     A total of 617,637 shares, 1,001,624 shares and 940,843 shares at a fair value of $36.25, $34.80 and $29.55 were issued pursuant to this plan in fiscal 2006, 2005 and 2004, respectively, for bonuses earned in the preceding fiscal years. As of July 1, 2006, there were 4,000,000 remaining shares that may be issued under the Management Incentive Plans. In August 2006, 323,822 shares were issued in payment of the portion of the bonuses earned in fiscal 2006 elected to be received in stock.
Non-Employee Director Stock Grants
     Each newly elected director is granted a one-time retainer award of 6,000 shares of SYSCO common stock under the 2005 Non-Employee Directors Stock Plan. These shares vest one-third every year over a three-year period. In addition, there are one-time retainer awards outstanding under the Non-Employee Directors Stock Plan, which was replaced by the 2005 Non-Employee Directors Stock Plan. The total amount of unvested shares related to the one-time retainer awards as of July 1, 2006, July 2, 2005 and July 3, 2004 was not significant.
     The 2005 Non-Employee Directors Stock Plan provides for the issuance of restricted stock. During fiscal 2006, 27,000 shares of restricted stock were granted to non-employee directors. These shares will vest ratably over a three-year period.
     Non-employee directors may also elect to receive up to 50% of their annual directors’ fees in SYSCO common stock. As a result of such elections, a total of 12,907, 11,836 and 11,640 shares with a weighted-average grant date fair value of $33.63, $35.38 and $30.82 per share were issued in fiscal 2006, 2005 and 2004, respectively.

All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $126,837,000, $19,749,000 and $34,857,000 for fiscal 2006, 2005 and 2004, respectively, and is included within the line item “Operating expenses” within the Consolidated Results of Operations. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $15,607,000, $8,597,000 and $13,385,000 for fiscal 2006, 2005 and 2004, respectively.
     As of July 1, 2006, there was $112,111,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.72 years.
     Cash received from option exercises was $93,337,000, $124,701,000 and $104,791,000 during fiscal 2006, 2005 and 2004, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $12,507,000, $20,887,000 and $20,551,000 during fiscal 2006, 2005 and 2004, respectively.
Pro Forma Net Earnings
     The following table provides pro forma net earnings and earnings per share had SYSCO applied the fair value method of SFAS 123 for fiscal 2005 and 2004:

		2004
	2005	(53 Weeks)

Net earnings:
Reported net earnings	$961,457,000	$907,214,000
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects(1)	11,152,000	21,472,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(98,815,000)	(106,747,000)

Pro forma net earnings	$873,794,000	$821,939,000

Basic earnings per share:
Reported basic earnings per share	$1.51	$1.41
Pro forma basic earnings per share	1.37	1.28
Diluted earnings per share:
Reported diluted earnings per share	$1.47	$1.37
Pro forma diluted earnings per share	1.36	1.26

(1)	Amounts represent the after-tax compensation costs for stock grants.
     The pro forma presentation includes only options granted after 1995. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years.

14.	INCOME TAXES
     The income tax provision for each fiscal year consists of the following:

			2004
	2006	2005	(53 Weeks)

United States federal income taxes	$486,642,000	$485,499,000	$473,757,000
State, local and foreign income taxes	62,264,000	78,480,000	94,173,000

Total	$548,906,000	$563,979,000	$567,930,000

     Included in the income taxes charged to earnings are net deferred tax provisions of $533,108,000, $554,850,000, and $608,152,000 in fiscal 2006, 2005 and 2004, respectively. The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition to the deferred tax provision, changes in the deferred tax liability balances in fiscal 2006, 2005 and 2004 were also impacted by the reclassification of deferred supply chain distributions from current deferred tax liabilities to accrued income taxes based on the timing of when payments related to these items become payable. These reclassifications were $497,830,000 and $473,970,000 in fiscal 2006 and 2005, respectively. Deferred supply chain distributions are classified as current or deferred tax liabilities based on when the related income tax payments will become payable. The net cash flow impact of supply chain distribution deferrals in fiscal 2006 was incrementally positive when compared to what would have been paid on an annual basis without the deferral, due to increased volume through the Baugh Supply Chain Cooperative.
     Significant components of SYSCO’s deferred tax assets and liabilities are as follows:

	July 1, 2006	July 2, 2005

Deferred tax liabilities:
Deferred supply chain distributions	$924,902,000	$856,741,000
Excess tax depreciation and basis differences of assets	383,636,000	398,690,000
Pension	58,406,000	59,836,000
Other	7,987,000	13,864,000

Total deferred tax liabilities	1,374,931,000	1,329,131,000

Deferred tax assets:
Net operating tax loss carryforwards	112,593,000	83,609,000
Deferred compensation	45,878,000	40,640,000
Casualty insurance	35,254,000	33,246,000
Receivables	25,208,000	25,081,000
Inventory	22,549,000	32,856,000
Other	37,251,000	31,766,000

Total deferred tax assets	278,733,000	247,198,000

Valuation allowances	80,851,000	77,334,000

Total net deferred tax liabilities	$1,177,049,000	$1,159,267,000

     The amount of taxes paid in fiscal 2004 was reduced by $70,615,000 as the result of the utilization of a U.S. federal net operating loss carryforward. This net operating loss carryforward was generated in fiscal 2003 primarily as a result of the deferral of supply chain distributions.
     Also impacting the amount of taxes paid in each year is the amount of deductible pension contributions made in each year. Pension contributions were substantially lower in fiscal 2006 as compared to fiscal 2005 and 2004. The company expects that its pension contributions in fiscal 2007 will be approximately $90,000,000.
     The company had state and Canadian net operating losses at July 1, 2006 and July 2, 2005, respectively. The net operating losses outstanding at July 1, 2006 expire in fiscal years 2007 through 2026. A valuation allowance of $80,851,000 and $77,334,000 was recorded as of July 1, 2006 and July 2, 2005, respectively, as management believes that it is more likely than not that a portion of the benefits of these state and Canadian tax loss carryforwards will not be realized.
     Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2006	2005	2004

United States statutory federal income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	2.17	2.74	3.21
Other	2.18	(0.77)	0.29

	39.35%	36.97%	38.50%

     SYSCO recorded a tax benefit of $12,228,000, or 10.4% of the $118,038,000, in incremental share-based compensation expense recorded in fiscal 2006 as a result of the adoption of SFAS 123(R), causing an increase in the fiscal 2006 effective tax rate compared to fiscal 2005. In addition, the comparison of the effective rate for fiscal 2006 with fiscal 2005 is affected by the adjustments to fiscal 2005 income tax expense. The income tax provision in fiscal 2005 included a tax benefit of $19,500,000 primarily related to the reversal of a tax contingency accrual and to the reversal of valuation allowances previously recorded on certain state net operating loss carryforwards.
     SYSCO’s option grants include options which qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options is the primary reason for the company’s increased effective tax rate in fiscal 2006 and may cause variability in the company’s effective tax rate in future periods. In the period the compensation cost related to incentive stock options is recorded, a corresponding tax benefit is not recorded as it is assumed that the company will not receive a tax deduction related to such incentive stock options. The company may be eligible for tax deductions in subsequent periods to the extent that there is a disqualifying disposition of the incentive stock option. In such cases, the company would record a tax benefit related to the tax deduction in an amount not to exceed the corresponding cumulative compensation cost recorded in the financial statements on the particular options multiplied by the statutory tax rate.
     In evaluating the exposures connected with the various tax filing positions, the company establishes an accrual when, despite management’s belief that the company’s tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted.
     The company intends to permanently reinvest the undistributed earnings of its Canadian subsidiaries in those businesses outside of the United States and, therefore, has not provided for U.S. deferred income taxes on such undistributed foreign earnings. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
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
     As of July 1, 2006, the company’s 2003 and 2004 federal income tax returns were under audit by the Internal Revenue Service (IRS). The company believes that it has appropriate support for the positions taken on these tax returns and has recorded a liability of approximately $10,000,000 for its best estimate of the probable loss on certain of these positions. However, if the IRS disagrees with the positions taken by the company on its tax returns, SYSCO could have additional tax liability, including interest and penalties.

15.	ACQUISITIONS
     During fiscal 2006, SYSCO acquired for cash one broadline foodservice operation, one custom meat-cutting operation and five specialty produce distributors. During fiscal 2005, SYSCO acquired for cash one broadline foodservice operation, four custom meat-cutting operations, and two specialty produce distributors. During fiscal 2004, SYSCO acquired for cash certain assets of two broadline foodservice operations, a specialty produce distributor, and one quickservice operation. The acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.
     During fiscal 2006, in the aggregate, the company paid cash of $114,378,000 and issued 161,549 shares with a value of $3,055,000 for acquisitions during fiscal 2006 and for contingent consideration related to operations acquired in previous fiscal years. In addition, escrowed funds related to certain acquisitions in the amount of $800,000 were released to sellers during fiscal 2006.
     Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 1, 2006 included $147,572,000 in cash, which, if distributed, could result in the recording of additional goodwill. Such amounts typically are to be paid out over periods of up to five years from the date of acquisition.

16.	COMMITMENTS AND CONTINGENCIES
     SYSCO has committed with a third party service provider to provide hardware and hardware hosting services. The services are to be provided over a ten year period beginning in fiscal 2005 and ending in fiscal 2015. The total cost of the services over that period is expected to be approximately $300,000,000. This amount may be reduced by SYSCO utilizing less than estimated resources and can be increased by SYSCO utilizing more than estimated resources and the adjustments for inflation provided for in the agreements. SYSCO may also cancel a portion or all of the services provided beginning in fiscal 2007 subject to termination fees which decrease over time. Although it does not expect to, if SYSCO were to terminate all of the services in fiscal 2007, the estimated termination fee incurred in fiscal 2007 would be approximately $8,300,000. SYSCO believes that these agreements will provide a more secure and reliable environment for its data processing as well as reduce overall operating costs over the ten year period.
     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

17.	BUSINESS SEGMENT INFORMATION
     The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. “Other” financial information is attributable to the company’s other segments, including the company’s specialty produce, custom-cut meat and lodging industry products segments.
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

     The following table sets forth the financial information for SYSCO’s business segments:

	Fiscal Year

			2004
	2006	2005	(53 Weeks)

	(In thousands)
Sales:
Broadline	$25,678,728	$24,266,978	$23,852,420
SYGMA	4,338,877	3,916,255	3,548,693
Other	3,011,984	2,440,088	2,250,227
Intersegment sales	(401,151)	(341,407)	(315,937)

Total	$32,628,438	$30,281,914	$29,335,403

Earnings before income taxes:
Broadline	$1,545,269	$1,516,017	$1,443,640
SYGMA	8,097	18,143	25,231
Other	110,613	86,028	76,996

Total segments	1,663,979	1,620,188	1,545,867
Unallocated corporate expenses	(269,033)	(94,752)	(70,723)

Total	$1,394,946	$1,525,436	$1,475,144

Depreciation and amortization:
Broadline	$237,271	$237,970	$222,695
SYGMA	26,955	20,836	18,684
Other	26,334	20,394	17,702

Total segments	290,560	279,200	259,081
Corporate	54,502	37,543	24,514

Total	$345,062	$316,743	$283,595

Capital expenditures:
Broadline	$336,008	$270,995	$353,362
SYGMA	63,213	51,840	24,475
Other	55,600	23,919	22,794

Total segments	454,821	346,754	400,631
Corporate	59,930	43,449	129,455

Total	$514,751	$390,203	$530,086

Assets:
Broadline	$5,242,561	$4,885,175	$4,826,535
SYGMA	389,771	301,729	240,418
Other	807,230	636,549	554,335

Total segments	6,439,562	5,823,453	5,621,288
Corporate	2,552,463	2,444,449	2,226,344

Total	$8,992,025	$8,267,902	$7,847,632

     The company does not allocate share-based compensation related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors and corporate officers. The increase in unallocated corporate expenses in fiscal 2006 over fiscal 2005 is primarily attributable to these items. See further discussion of Share-Based Compensation in Note 13.

     The sales mix for the principal product categories for each fiscal year is as follows:

			2004
	2006	2005	(53 Weeks)

	(In thousands)
Fresh and frozen meats	$6,153,468	$5,732,834	$5,533,217
Canned and dry products	5,849,082	5,417,418	5,370,859
Frozen fruits, vegetables, bakery and other	4,405,908	4,104,170	3,946,468
Poultry	3,283,174	3,222,927	3,166,806
Dairy products	3,014,104	2,878,904	2,766,425
Fresh produce	2,769,805	2,459,295	2,329,638
Paper and disposables	2,595,358	2,353,104	2,225,532
Seafood	1,751,062	1,591,022	1,559,133
Beverage products	1,078,030	962,039	928,073
Equipment and smallwares	782,523	681,653	625,801
Janitorial products	740,601	670,105	655,305
Medical supplies	205,323	208,443	228,146

Total	$32,628,438	$30,281,914	$29,335,403

     Information concerning geographic areas is as follows:

	Fiscal Year

			2004
	2006	2005	(53 Weeks)

	(In thousands)
Sales:(1)
United States	$29,866,956	$27,850,921	$27,144,352
Canada	2,761,482	2,430,993	2,191,051

Total	$32,628,438	$30,281,914	$29,335,403

Long-lived assets:(2)
United States	$2,328,609	$2,156,588	$2,073,404
Canada	136,291	111,713	93,405

Total	$2,464,900	$2,268,301	$2,166,809

(1)	Represents sales from external customers from businesses operating in these countries.

(2)	Long-lived assets represents net property, plant and equipment reported in the country in which they are held.

18.	SUPPLEMENTAL GUARANTOR INFORMATION
     SYSCO International, Co. is an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada and is a wholly-owned subsidiary of SYSCO. In May 2002, SYSCO International, Co. issued, in a private offering, $200,000,000 of 6.10% notes due in 2012 (see Note 8, Debt). In December 2002, these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by SYSCO. SYSCO International, Co. is a holding company with no significant sources of income or assets, other than its equity interests in its subsidiaries and interest income from loans made to its subsidiaries. The proceeds from the issuance of the 6.10% notes were used to repay commercial paper issued to fund the fiscal 2002 acquisition of a Canadian broadline foodservice operation.
     The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (SYSCO), the subsidiary issuer (SYSCO International) and all other non-guarantor subsidiaries of SYSCO (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries.

	Condensed Consolidating Balance Sheet
	July 1, 2006

		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals

	(In thousands)
Current assets	$162,177	$35	$4,237,482	$—	$4,399,694
Investment in subsidiaries	11,282,232	317,812	125,433	(11,725,477)	—
Plant and equipment, net	174,020	—	2,290,880	—	2,464,900
Other assets	711,056	—	1,416,375	—	2,127,431

Total assets	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

Current liabilities	$331,417	$1,022	$2,893,964	$—	$3,226,403
Intercompany payables (receivables)	7,207,923	38,308	(7,246,231)	—	—
Long-term debt	1,358,452	224,247	44,428	—	1,627,127
Other liabilities	487,858	—	598,353	—	1,086,211
Shareholders’ equity	2,943,835	54,270	11,779,656	(11,725,477)	3,052,284

Total liabilities and shareholders’ equity	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

	Condensed Consolidating Balance Sheet
	July 2, 2005

		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals

	(In thousands)
Current assets	$156,812	$32	$3,844,942	$—	$4,001,786
Investment in subsidiaries	9,979,188	283,033	164,218	(10,426,439)	—
Plant and equipment, net	120,800	—	2,147,501	—	2,268,301
Other assets	698,283	—	1,299,532	—	1,997,815

Total assets	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

Current liabilities	$696,995	$34,330	$2,726,245	$—	$3,457,570
Intercompany payables (receivables)	6,342,306	10,546	(6,352,852)	—	—
Long-term debt	709,452	199,560	47,165	—	956,177
Other liabilities	508,221	—	587,095	—	1,095,316
Shareholders’ equity	2,698,109	38,629	10,448,540	(10,426,439)	2,758,839

Total liabilities and shareholders’ equity	$10,955,083	$283,065	$7,456,193	$(10,426,439)	$8,267,902

	Condensed Consolidating Results of Operations
	Year Ended July 1, 2006

		SYSCO	Other Non-Guarantor
	SYSCO	International	Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
Sales	$—	$—	$32,628,438	$—	$32,628,438
Cost of sales	—	—	26,337,107	—	26,337,107
Operating expenses	256,351	130	4,539,820	—	4,796,301
Interest expense (income)	374,838	11,108	(276,846)	—	109,100
Other, net	(2,919)	—	(6,097)	—	(9,016)

Total costs and expenses	628,270	11,238	30,593,984	—	31,233,492

Earnings (losses) before income taxes and cumulative effect of accounting change	(628,270)	(11,238)	2,034,454	—	1,394,946
Income tax (benefit) provision	(181,070)	(4,055)	734,031	—	548,906
Equity in earnings of subsidiaries	1,293,240	6,063	—	(1,299,303)	—

Net earnings before cumulative effect of accounting change	846,040	(1,120)	1,300,423	(1,299,303)	846,040
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$855,325	$(1,120)	$1,300,423	$(1,299,303)	$855,325

	Condensed Consolidating Results of Operations
	Year Ended July 2, 2005

		SYSCO	Other Non-Guarantor
	SYSCO	International	Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
Sales	$—	$—	$30,281,914	$—	$30,281,914
Cost of sales	—	—	24,498,200	—	24,498,200
Operating expenses	100,595	115	4,093,474	—	4,194,184
Interest expense (income)	312,901	11,510	(249,411)	—	75,000
Other, net	(747)	—	(10,159)	—	(10,906)

Total costs and expenses	412,749	11,625	28,332,104	—	28,756,478

Earnings (loss) before income taxes	(412,749)	(11,625)	1,949,810	—	1,525,436
Income tax (benefit) provision	(157,876)	(4,447)	726,302	—	563,979
Equity in earnings of subsidiaries	1,216,330	6,500	—	(1,222,830)	—

Net earnings (loss)	$961,457	$(678)	$1,223,508	$(1,222,830)	$961,457

	Condensed Consolidating Results of Operations
	Year Ended July 3, 2004
	(53 Weeks)

		SYSCO	Other Non-Guarantor
	SYSCO	International	Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
Sales	$—	$—	$29,335,403	$—	$29,335,403
Cost of sales	—	—	23,661,514	—	23,661,514
Operating expenses	118,937	109	4,022,184	—	4,141,230
Interest expense (income)	255,708	13,923	(199,751)	—	69,880
Other, net	(372)	(1,028)	(10,965)	—	(12,365)

Total costs and expenses	374,273	13,004	27,472,982	—	27,860,259

Earnings (loss) before income taxes	(374,273)	(13,004)	1,862,421	—	1,475,144
Income tax (benefit) provision	(144,095)	(5,007)	717,032	—	567,930
Equity in earnings of subsidiaries	1,137,392	5,267	—	(1,142,659)	—

Net earnings (loss)	$907,214	$(2,730)	$1,145,389	$(1,142,659)	$907,214

	Condensed Consolidating Cash Flows
	Year Ended July 1, 2006

		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used for):
Operating activities	$(285,100)	$(7,496)	$1,416,428	$1,123,832
Investing activities	(72,197)	—	(536,474)	(608,671)
Financing activities	(490,457)	(8,311)	(5,849)	(504,617)
Exchange rate on cash	—	—	(325)	(325)
Intercompany activity	853,281	15,807	(869,088)	—

Net increase in cash	5,527	—	4,692	10,219
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$131,275	$—	$70,622	$201,897

	Condensed Consolidating Cash Flows
	Year Ended July 2, 2005

		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used for):
Operating activities	$(223,358)	$(6,958)	$1,422,476	$1,192,160
Investing activities	36,865	—	(450,305)	(413,440)
Financing activities	(739,429)	(40,772)	(4,389)	(784,590)
Exchange rate on cash	—	—	(2,158)	(2,158)
Intercompany activity	964,163	47,730	(1,011,893)	—

Net increase (decrease) in cash	38,241	—	(46,269)	(8,028)
Cash at the beginning of the period	87,507	—	112,199	199,706

Cash at the end of the period	$125,748	$—	$65,930	$191,678

	Condensed Consolidating Cash Flows
	Year Ended July 3, 2004
	(53 Weeks)

		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used for):
Operating activities	$(170,238)	$24,676	$1,336,578	$1,191,016
Investing activities	(193,274)	—	(490,537)	(683,811)
Financing activities	(598,631)	(27,923)	(16,791)	(643,345)
Exchange rate on cash	—	—	(1,601)	(1,601)
Intercompany activity	843,607	2,733	(846,340)	—

Net (decrease) in cash	(118,536)	(514)	(18,691)	(137,741)
Cash at the beginning of the period	206,043	514	130,890	337,447

Cash at the end of the period	$87,507	$—	$112,199	$199,706

19.	QUARTERLY RESULTS (UNAUDITED)
     Financial information for each quarter in the years ended July 1, 2006 and July 2, 2005 is set forth below:

	Fiscal 2006 Quarter Ended

	October 1	December 31	April 1	July 1	Fiscal Year

	(In thousands except for share data)
Sales(1)	$8,010,484	$7,971,061	$8,137,816	$8,509,077	$32,628,438
Cost of sales(1)	6,480,793	6,434,753	6,602,102	6,819,459	26,337,107
Operating expenses	1,176,656	1,171,469	1,193,270	1,254,906	4,796,301
Interest expense	22,246	29,227	29,441	28,186	109,100
Other, net	(3,115)	(2,220)	(819)	(2,862)	(9,016)

Total costs and expenses	7,676,580	7,633,229	7,823,994	8,099,689	31,233,492

Earnings before income taxes and cumulative effect of accounting change	333,904	337,832	313,822	409,388	1,394,946
Income taxes	134,694	133,650	125,283	155,279	548,906

Earnings before cumulative effect of accounting change	199,210	204,182	188,839	254,109	846,040
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$208,495	$204,182	$188,539	$254,109	$855,325

Per share:
Basic earnings before accounting change	$0.32	$0.33	$0.30	$0.41	$1.36
Diluted earnings before accounting change	0.31	0.33	0.30	0.41	1.35
Basic net earnings	0.33	0.33	0.30	0.41	1.38
Diluted net earnings	0.33	0.33	0.30	0.41	1.36
Dividends declared	0.15	0.17	0.17	0.17	0.66
Market price — high/low	37-31	34-30	33-29	32-29	37-29

	Fiscal 2005 Quarter Ended

	October 2	January 1	April 2	July 2	Fiscal Year

	(In thousands except for share data)
Sales	$7,531,925	$7,331,257	$7,437,453	$7,981,279	$30,281,914
Cost of sales	6,094,931	5,933,515	6,032,165	6,437,589	24,498,200
Operating expenses	1,055,412	1,004,919	1,052,477	1,081,376	4,194,184
Interest expense	17,699	17,766	20,151	19,384	75,000
Other, net	(1,969)	(1,693)	(2,919)	(4,325)	(10,906)

Total costs and expenses	7,166,073	6,954,507	7,101,874	7,534,024	28,756,478

Earnings before income taxes	365,852	376,750	335,579	447,255	1,525,436
Income taxes	139,938	144,107	117,359	162,575	563,979

Net earnings	$225,914	$232,643	$218,220	$284,680	$961,457

Per share:
Basic net earnings	$0.35	$0.36	$0.34	$0.45	$1.51
Diluted net earnings	0.35	0.36	0.34	0.44	1.47
Dividends declared	0.13	0.15	0.15	0.15	0.58
Market price — high/low	36-29	38-30	38-33	38-34	38-29
Percentage increases (decreases) — 2006 vs. 2005:
Sales	6%	9%	9%	7%	8%
Earnings before income taxes and cumulative effect of accounting change	(9)	(10)	(6)	(8)	(9)
Earnings before cumulative effect of accounting change	(12)	(12)	(14)	(11)	(12)
Net earnings	(8)	(12)	(14)	(11)	(11)
Basic earnings before accounting change per share	(9)	(8)	(12)	(9)	(10)
Diluted earnings before accounting change per share	(11)	(8)	(12)	(7)	(8)
Basic net earnings per share	(6)	(8)	(12)	(9)	(9)
Diluted net earnings per share	(6)	(8)	(12)	(7)	(7)

(1)	Includes adoption of EITF 04-13 as of the beginning of the fourth quarter of fiscal 2006. See Note 3, Changes in Accounting.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of July 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of July 1, 2006, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting included under Item 8.
Item 9B.     Other Information
     In a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2006, the company reported that the Compensation Committee of its Board of Directors had approved forms of the (1) Fiscal Year 2007 Supplemental Bonus Agreement under the 2006 Supplemental Performance Based Bonus Plan and (2) Fiscal Year 2007 Bonus Award under the 2005 Management Incentive Plan to be entered into by the company and each of the Named Executive Officers, which agreements were expected to be entered into no later than June 30, 2006. The forms of agreements are filed as exhibits with this Annual Report on Form 10-K. The agreements were actually entered into by the company and each of the Named Executive Officers effective June 30, 2006.
PART III

Item 10.	Directors and Executive Officers of the Registrant
     The information required by this item is included in our proxy statement for the 2006 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Corporate Governance.”

Item 11.	Executive Compensation
     The information required by this item is included in our proxy statement for the 2006 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is included in our proxy statement for the 2006 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions
     The information required by this item is included in our proxy statement for the 2006 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Certain Relationships.”

Item 14.	Principal Accountant Fees and Services
     The information required by this item is included in our proxy statement for the 2006 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Public Accountants.”
PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:
     1. All financial statements. See index to Consolidated Financial Statements on page 31 of this Form 10-K.
     2. Financial Statement Schedule. See page S-1 of this Form 10-K.
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).
3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
3.5	—	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).
4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).
4.2	—	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
4.3	—	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
4.4	—	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).
4.5	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).
4.6	—	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).
4.7	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8		—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).
4.9		—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).
10.1		—	Credit Agreement dated November 4, 2005 between Sysco Corporation, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).
10.2		—	Commitment Increase Agreement dated March 31, 2006 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated September 13, 2002, incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 6, 2006 (File No. 1-6544).
10.3		—	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10.4		—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10.5		—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10	.6†	—	Second Amended and Restated Executive Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(cc) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.7†	—	First Amendment to Second Amended and Restated Executive Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.8†	—	Second Amendment to Second Amended and Restated Executive Deferred Compensation Plan effective July 9, 2004, incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.9†	—	Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.10†	—	First Amendment to the Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 13, 2006 (File No. 1-6544).
10	.11†	—	Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
10	.12†	—	First Amendment to Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(p) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
10	.13†	—	Second Amendment dated as of May 10, 2000, to the Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).
10	.14†	—	Third Amendment to Fifth Amended and Restated Supplemental Executive Retirement Plan dated July 12, 2002, incorporated by reference to Exhibit 10(ee) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.15†	—	Fourth Amendment to Fifth Amended and Restated Supplemental Executive Retirement Plan effective July 9, 2004, incorporated by reference to Exhibit 10(hh) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.16†	—	Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.17†	—	First Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 1, 2006 filed on May 11, 2006 (File No. 1-6544).

10	.18†	—	Second Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2006 (File No. 1-6544).
10	.19†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.20†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
10	.21†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.22†	—	Form of Stock Option Grant Agreement issued to executive officers on August 31, 1995 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(pp) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.23†	—	Form of Stock Option Grant Agreement issued to executive officers on September 5, 1996 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(qq) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.24†	—	Form of Stock Option Grant Agreement issued to executive officers on September 4, 1997 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(rr) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.25†	—	Form of Stock Option Grant Agreement issued to executive officers on September 3, 1998 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(ss) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.26†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 1999 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(tt) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.27†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.28†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).
10	.29†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.30†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.31†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.32†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.33†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).
10	.34†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).
10	.35†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).
10	.36†	—	2004 Long-Term Incentive Cash Plan dated September 3, 2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).
10	.37†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 3, 2004 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

10	.38†#	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 8, 2005 under the Long-Term Incentive Cash Plan.
10	.39†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).
10	.40†	—	2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000 (File No. 1-6544).
10	.41†	—	Form of 2006 Management Incentive Bonus Agreement issued to Richard J. Schnieders, John K. Stubblefield, Jr., Larry J. Accardi, Kenneth F. Spitler, Kenneth J. Carrig and Larry G. Pulliam under the 2000 Management Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 2, 2005 filed on September 15, 2005 (File No. 1-6544).
10	.42†	—	Form of 2006 Management Incentive Bonus Grant Agreement issued to Senior Vice Presidents of Operations under the 2000 Management Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 2, 2005 filed on September 15, 2005 (File No. 1-6544).
10	.43†	—	2005 Management Incentive Plan, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).
10	.44†#	—	Form of Fiscal Year 2007 Bonus Award for the Chief Executive Officer, Chief Financial Officer, Executive Vice Presidents and Senior Vice Presidents under the 2005 Management Incentive Plan.
10	.45†#	—	Form of Fiscal Year 2007 Bonus Award for Senior Vice Presidents of Operations under the 2005 Management Incentive Plan.
10	.46†	—	Supplemental Performance Based Bonus Plan dated November 11, 2004, incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).
10	.47†	—	Form of CEO Supplemental Performance-Based Bonus Agreement, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 2, 2005 filed on May 12, 2005 (File No. 1-6544).
10	.48†	—	Form of Chief Executive Officer 2006 Supplemental Performance-Based Bonus Agreement, incorporated by reference to Exhibit 10(h) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.49†#	—	2006 Supplemental Performance Bonus plan dated June 9, 2006.
10	.50†#	—	Form of Fiscal Year 2007 Chief Executive Officer Supplemental Bonus Agreement under the 2006 Supplemental Performance Based Bonus Plan.
10	.51†#	—	Form of Fiscal Year 2007 Supplemental Bonus Agreement for Executive Vice Presidents, Senior Vice Presidents and Senior Vice Presidents of Operations under the 2006 Supplemental Performance Based Bonus Plan.
10	.52†	—	Executive Severance Agreement dated July 6, 2004 between Sysco Corporation and Richard J. Schnieders, incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.53†	—	Form of Executive Severance Agreement between Sysco Corporation and each of John K. Stubblefield, Jr. (dated July 6, 2004), Kenneth F. Spitler (dated July 14, 2004) and Larry J. Accardi (dated August 18, 2004), incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.54†	—	Form of First Amendment dated September 3, 2004 to Executive Severance Agreement between Sysco Corporation and each of Richard J. Schnieders, John K Stubblefield, Jr., Kenneth F. Spitler and Larry J. Accardi, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.55†#	—	Description of Compensation Arrangements with Named Executive Officers.
10	.56†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
10	.57†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.58†	—	Sysco Corporation Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the 1998 Proxy Statement (File No. 1-6544).
10	.59†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).
10	.60†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10	.61†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).
10	.62†	—	2005 Non-Employee Directors Stock Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).
10	.63†	—	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.64†	—	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.65†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.66†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.67†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.68†	—	2005 Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544) .
10	.69†#	—	Description of Compensation Arrangements with Non-Employee Directors.
21	.1#	—	Subsidiaries of the Registrant.
23	.1#	—	Consent of Independent Registered Public Accounting Firm.
31	.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2006.

SYSCO CORPORATION

By	/s/ RICHARD J. SCHNIEDERS

Richard J. Schnieders
Chairman of the Board,
Chief Executive Officer and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.
PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ RICHARD J. SCHNIEDERS Richard J. Schnieders	Chairman of the Board, Chief Executive Officer and President (principal executive officer)

/s/ JOHN K. STUBBLEFIELD, JR. John K. Stubblefield, Jr.	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)

/s/ G. MITCHELL ELMER G. Mitchell Elmer	Vice President, Controller and Chief Accounting Officer (principal accounting officer)
DIRECTORS:

/s/ JOHN M. CASSADAY John M. Cassaday	/s/ RICHARD J. SCHNIEDERS Richard J. Schnieders

/s/ JUDITH B. CRAVEN Judith B. Craven	/s/ PHYLLIS S. SEWELL Phyllis S. Sewell

/s/ JONATHAN GOLDEN Jonathan Golden	/s/ JOHN K. STUBBLEFIELD, JR. John K. Stubblefield, Jr.

/s/ JOSEPH A. HAFNER, JR. Joseph A. Hafner, Jr.	/s/ RICHARD G. TILGHMAN Richard G. Tilghman

/s/ RICHARD G. MERRILL Richard G. Merrill	/s/ JACKIE M. WARD Jackie M. Ward

/s/ NANCY S. NEWCOMB Nancy S. Newcomb

SYSCO CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to	Charged to
		Beginning of	Costs and	Other Accounts	Deductions	Balance at
	Description	Period	Expenses	Describe(1)	Describe(2)	End of Period

For year ended July 3, 2004	Allowance	$35,005,000	$27,392,000	$263,000	$28,485,000	$34,175,000
	for doubtful accounts
For year ended July 2, 2005	Allowance	$34,175,000	$17,959,000	$(1,690,000)	$20,840,000	$29,604,000
	for doubtful accounts
For year ended July 1, 2006	Allowance	$29,604,000	$19,895,000	$729,000	$21,128,000	$29,100,000
	for doubtful accounts

(1)	Allowance accounts resulting from acquisitions and other adjustments.

(2)	Customer accounts written off, net of recoveries.

S-1

EXHIBIT INDEX
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).
3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
3.5	—	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).
4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).
4.2	—	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
4.3	—	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
4.4	—	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).
4.5	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).
4.6	—	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).
4.7	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).
4.8	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).
4.9	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).
10.1	—	Credit Agreement dated November 4, 2005 between Sysco Corporation, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).
10.2	—	Commitment Increase Agreement dated March 31, 2006 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated September 13, 2002, incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 6, 2006 (File No. 1-6544).
10.3	—	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10.4	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.5		—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10	.6†	—	Second Amended and Restated Executive Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(cc) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.7†	—	First Amendment to Second Amended and Restated Executive Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(dd) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.8†	—	Second Amendment to Second Amended and Restated Executive Deferred Compensation Plan effective July 9, 2004, incorporated by reference to Exhibit 10(gg) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.9†	—	Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.10†	—	First Amendment to the Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 13, 2006 (File No. 1-6544).
10	.11†	—	Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
10	.12†	—	First Amendment to Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan dated effective June 29, 1997, incorporated by reference to Exhibit 10(p) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
10	.13†	—	Second Amendment dated as of May 10, 2000, to the Fifth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2000 filed on November 13, 2000 (File No. 1-6544).
10	.14†	—	Third Amendment to Fifth Amended and Restated Supplemental Executive Retirement Plan dated July 12, 2002, incorporated by reference to Exhibit 10(ee) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.15†	—	Fourth Amendment to Fifth Amended and Restated Supplemental Executive Retirement Plan effective July 9, 2004, incorporated by reference to Exhibit 10(hh) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.16†	—	Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.17†	—	First Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 1, 2006 filed on May 11, 2006 (File No. 1-6544).
10	.18†	—	Second Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2006 (File No. 1-6544).
10	.19†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.20†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
10	.21†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.22†	—	Form of Stock Option Grant Agreement issued to executive officers on August 31, 1995 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(pp) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.23†	—	Form of Stock Option Grant Agreement issued to executive officers on September 5, 1996 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(qq) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.24†	—	Form of Stock Option Grant Agreement issued to executive officers on September 4, 1997 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(rr) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10	.25†	—	Form of Stock Option Grant Agreement issued to executive officers on September 3, 1998 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(ss) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.26†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 1999 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(tt) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.27†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.28†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).
10	.29†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.30†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.31†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.32†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.33†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).
10	.34†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).
10	.35†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).
10	.36†	—	2004 Long-Term Incentive Cash Plan dated September 3, 2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).
10	.37†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 3, 2004 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 10, 2004 (File No. 1-6544).
10	.38†#	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 8, 2005 under the Long-Term Incentive Cash Plan.
10	.39†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).
10	.40†	—	2000 Management Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed September 25, 2000 (File No. 1-6544).
10	.41†	—	Form of 2006 Management Incentive Bonus Agreement issued to Richard J. Schnieders, John K. Stubblefield, Jr., Larry J. Accardi, Kenneth F. Spitler, Kenneth J. Carrig and Larry G. Pulliam under the 2000 Management Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 2, 2005 filed on September 15, 2005 (File No. 1-6544).
10	.42†	—	Form of 2006 Management Incentive Bonus Grant Agreement issued to Senior Vice Presidents of Operations under the 2000 Management Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 2, 2005 filed on September 15, 2005 (File No. 1-6544).
10	.43†	—	2005 Management Incentive Plan, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).
10	.44†#	—	Form of Fiscal Year 2007 Bonus Award for the Chief Executive Officer, Chief Financial Officer, Executive Vice Presidents and Senior Vice Presidents under the 2005 Management Incentive Plan.

10	.45†#	—	Form of Fiscal Year 2007 Bonus Award for Senior Vice Presidents of Operations under the 2005 Management Incentive Plan.
10	.46†	—	Supplemental Performance Based Bonus Plan dated November 11, 2004, incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).
10	.47†	—	Form of CEO Supplemental Performance-Based Bonus Agreement, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 2, 2005 filed on May 12, 2005 (File No. 1-6544).
10	.48†	—	Form of Chief Executive Officer 2006 Supplemental Performance-Based Bonus Agreement, incorporated by reference to Exhibit 10(h) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.49†#	—	2006 Supplemental Performance Bonus plan dated June 9, 2006.
10	.50†#	—	Form of Fiscal Year 2007 Chief Executive Officer Supplemental Bonus Agreement under the 2006 Supplemental Performance Based Bonus Plan.
10	.51†#	—	Form of Fiscal Year 2007 Supplemental Bonus Agreement for Executive Vice Presidents, Senior Vice Presidents and Senior Vice Presidents of Operations under the 2006 Supplemental Performance Based Bonus Plan.
10	.52†	—	Executive Severance Agreement dated July 6, 2004 between Sysco Corporation and Richard J. Schnieders, incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.53†	—	Form of Executive Severance Agreement between Sysco Corporation and each of John K. Stubblefield, Jr. (dated July 6, 2004), Kenneth F. Spitler (dated July 14, 2004) and Larry J. Accardi (dated August 18, 2004), incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.54†	—	Form of First Amendment dated September 3, 2004 to Executive Severance Agreement between Sysco Corporation and each of Richard J. Schnieders, John K Stubblefield, Jr., Kenneth F. Spitler and Larry J. Accardi, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.55†#	—	Description of Compensation Arrangements with Named Executive Officers.
10	.56†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
10	.57†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.58†	—	Sysco Corporation Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the 1998 Proxy Statement (File No. 1-6544).
10	.59†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).
10	.60†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).
10	.61†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).
10	.62†	—	2005 Non-Employee Directors Stock Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).
10	.63†	—	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.64†	—	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.65†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.66†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.67†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10	.68†	—	2005 Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544) .
10	.69†#	—	Description of Compensation Arrangements with Non-Employee Directors.
21	.1#	—	Subsidiaries of the Registrant.
23	.1#	—	Consent of Independent Registered Public Accounting Firm.
31	.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith