Form 10-Q
period 2006-09-30
SYSCO CORP
filed 2006-11-09
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑
618,127,271 shares of common stock were outstanding as of October 28, 2006.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

	Sept. 30, 2006	July 1, 2006	Oct. 1, 2005
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash	$180,721	$201,897	$177,918
Accounts and notes receivable, less allowances of $41,432, $29,100 and $41,285	2,636,834	2,483,720	2,406,855
Inventories	1,715,608	1,608,233	1,568,546
Deferred taxes	87,292	—	65,184
Prepaid expenses	74,735	59,154	67,344
Prepaid income taxes	—	46,690	—

Total current assets	4,695,190	4,399,694	4,285,847
Plant and equipment at cost, less depreciation	2,486,301	2,464,900	2,280,580
Other assets
Goodwill	1,329,782	1,302,591	1,245,390
Intangibles, less amortization	96,136	95,651	79,706
Restricted cash	111,673	102,274	102,178
Prepaid pension cost	400,049	388,650	381,510
Other assets	201,829	238,265	230,575

Total other assets	2,139,469	2,127,431	2,039,359

Total assets	$9,320,960	$8,992,025	$8,605,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$6,000	$29,300	$31,606
Accounts payable	1,913,688	1,891,357	1,806,046
Accrued expenses	694,069	745,781	667,429
Accrued income taxes	480,775	—	473,645
Deferred taxes	—	453,700	—
Current maturities of long-term debt	106,933	106,265	210,431

Total current liabilities	3,201,465	3,226,403	3,189,157
Other liabilities
Long-term debt	1,738,858	1,627,127	1,451,697
Deferred taxes	861,776	723,349	854,889
Other long-term liabilities	372,149	362,862	389,653

Total other liabilities	2,972,783	2,713,338	2,696,239
Contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares; issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	555,409	525,684	438,692
Retained earnings	5,083,232	4,999,440	4,667,348
Other comprehensive income	84,171	84,618	21,910

	6,487,987	6,374,917	5,893,125
Less cost of treasury stock, 146,144,059, 146,279,320 and 142,603,332 shares	3,341,275	3,322,633	3,172,735

Total shareholders’ equity	3,146,712	3,052,284	2,720,390

Total liabilities and shareholders’ equity	$9,320,960	$8,992,025	$8,605,786

Note: The July 1, 2006 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
Sales	$8,672,072	$8,010,484

Costs and expenses
Cost of sales	7,002,856	6,480,793
Operating expenses	1,278,277	1,176,656
Interest expense	25,766	22,246
Other, net	(9,038)	(3,115)

Total costs and expenses	8,297,861	7,676,580

Earnings before income taxes and cumulative effect of accounting change	374,211	333,904
Income taxes	145,458	134,694

Earnings before cumulative effect of accounting change	$228,753	$199,210
Cumulative effect of accounting change	(39,735)	9,285

Net earnings	$189,018	$208,495

Earnings before cumulative effect of accounting change:
Basic earnings per share	$0.37	$0.32
Diluted earnings per share	0.37	0.31

Net earnings:
Basic earnings per share	0.30	0.33
Diluted earnings per share	0.30	0.33

Average shares outstanding	620,127,064	626,554,930
Diluted shares outstanding	625,486,950	634,959,278

Dividends declared per common share	$0.17	$0.15
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
Net earnings	$189,018	$208,495

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(554)	28,511
Change in fair value of forward-starting interest rate swap	—	7,064
Amortization of cash flow hedge	107	12

Total other comprehensive income (loss)	(447)	35,587

Comprehensive income	$188,571	$244,082

See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
Operating activities:
Net earnings	$189,018	$208,495
Add non-cash items:
Cumulative effect of accounting change	39,735	(9,285)
Share-based compensation expense	29,621	41,280
Depreciation and amortization	90,060	85,056
Deferred tax provision	133,866	112,007
Provision for losses on receivables	8,915	7,703
(Gain) loss on sale of assets	(5,452)	360
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(151,316)	(112,765)
(Increase) in inventories	(104,342)	(93,571)
(Increase) in prepaid expenses	(15,588)	(7,021)
Increase (decrease) in accounts payable	27,364	(2,470)
(Decrease) in accrued expenses	(53,704)	(40,341)
(Decrease) in accrued income taxes	(4,596)	(23,462)
(Increase) in other assets	(5,510)	(6,005)
(Decrease) increase in other long-term liabilities and prepaid pension cost, net	(2,112)	42,595
Excess tax benefits from share-based compensation arrangements	(2,776)	(2,236)

Net cash provided by operating activities	173,183	200,340

Investing activities:
Additions to plant and equipment	(115,879)	(94,028)
Proceeds from sales of plant and equipment	10,252	9,654
Acquisition of businesses, net of cash acquired	(43,443)	(28,357)
Increase in restricted cash	(11,899)	(447)

Net cash used for investing activities	(160,969)	(113,178)

Financing activities:
Bank and commercial paper borrowings (repayments), net	(23,300)	(36,269)
Other debt borrowings	114,675	499,765
Other debt repayments	(2,152)	(202,533)
Debt issuance costs	—	(3,752)
Cash paid for termination of interest rate swap	—	(21,196)
Common stock reissued from treasury	45,186	52,355
Treasury stock purchases	(65,281)	(295,424)
Dividends paid	(105,233)	(94,557)
Excess tax benefits from share-based compensation arrangements	2,776	2,236

Net cash used for financing activities	(33,329)	(99,375)

Effect of exchange rates on cash	(61)	(1,547)

Net decrease in cash	(21,176)	(13,760)
Cash at beginning of period	201,897	191,678

Cash at end of period	$180,721	$177,918

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,816	$21,076
Income taxes	15,658	42,024
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation

The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 1, 2006 consolidated balance sheet which was taken from the audited financial statements included in the company’s Fiscal 2006 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2007 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Fiscal 2006 Annual Report on Form 10-K.

A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1.

2.	Changes in Accounting

The Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1), in March 2006 which allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method. The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period. The election of the investment method or fair value method is irrevocable and should be made on an instrument-by-instrument basis. Previously, only the fair value method was available. FSP FTB 85-4-1 is effective for SYSCO in the first quarter of fiscal 2007. Prospective application is required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings should be made at the date of adoption to recognize the impact of adjusting the existing life settlement contract investments to historical cost.

SYSCO has corporate-owned life insurance policies on key individuals that are used to fund obligations under non-qualified executive retirement plans. SYSCO adopted FSP FTB 85-4-1 in the first quarter of fiscal 2007 using the investment method which resulted in a cumulative change in accounting principle charge of $39,735,000.

Pro forma net earnings and earnings per share adjusted for the effect of retroactive application of the investment method for life settlement contract investments are as follows:

13-Week Period Ended
October 1, 2005
Reported net earnings	$208,495,000
Retroactive effect	(4,608,000)

Pro forma net earnings	$203,887,000

Basic earnings per share:
Reported net earnings	$0.33
Retroactive effect	—

Pro forma net earnings	$0.33

Diluted earnings per share:
Reported net earnings	$0.33
Retroactive effect	(0.01)

Pro forma net earnings	$0.32

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” which requires that two or more inventory transactions with the same counterparty (as defined) should be viewed as a single nonmonetary transaction, if the transactions were entered into in contemplation of one another. Exchanges of inventory between entities in the same line of business should be accounted for at fair value or recorded at carrying amounts, depending on the classification of such inventory. This guidance was effective for the fourth quarter of fiscal 2006 for SYSCO. SYSCO has certain transactions where finished goods are purchased from a customer or sourced by that customer for warehousing and distribution and resold to the same customer. These transactions are evidenced by title transfer and are separately invoiced. Historically, the company has recorded such transactions in the Consolidated Results of Operations for purchases within “Cost of Sales” and sales within “Sales.” In the first quarter of fiscal 2007, the company recorded the net effect of such transactions in the Consolidated Results of Operations within “Sales” by reducing sales and cost of sales in the amount of $91,532,000. The amount included in the Consolidated Results of Operations within “Cost of Sales” for the 13 week period ended October 1, 2005 which was recorded on a gross basis prior to the adoption of EITF 04-13 was $101,791,000. Such amount was not restated when the new standard was adopted because prospective treatment is required.

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

3.	New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. SYSCO is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is currently evaluating the impact the adoption of SFAS 158 will have on its consolidated financial statements. The effect of adoption at June 30, 2007, the adoption date, or any other future date, cannot be determined, since the impact is dependent upon on the measurements of each plan’s assets and obligations at such date. However, if this standard had been applied at July 1, 2006, the result would have been an increase in current liabilities of approximately $10,000,000, an increase in other long-term liabilities of approximately $145,000,000, a decrease in prepaid pension cost of approximately $160,000,000, a decrease in deferred taxes of approximately $120,000,000 and a decrease in shareholders’ equity of approximately $195,000,000.

4.	Restricted Cash

SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.

In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. Escrowed funds in the amount of $2,500,000 related to certain acquisitions were released to sellers of acquired businesses during the first quarter of fiscal 2007.

A summary of restricted cash balances appears below:

	Sept. 30, 2006	July 1, 2006	Oct. 1, 2005
Funds deposited in insurance trusts	$90,553,000	$82,653,000	$80,857,000
Escrow funds related to acquisitions	21,120,000	19,621,000	21,321,000

Total	$111,673,000	$102,274,000	$102,178,000

5.	Debt

In September 2006, the termination date on the revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs was extended from November 4, 2010 to November 4, 2011 in accordance with the terms of the agreement.

As of September 30, 2006, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $145,000,000, of which $6,000,000 was outstanding as of September 30, 2006.

As of September 30, 2006, SYSCO’s outstanding commercial paper issuances were $513,412,000 and were classified as long-term debt since the company’s commercial paper programs are supported by its long-term revolving credit facility in the amount of $750,000,000.

During the 13-week period ended September 30, 2006, commercial paper issuances and short-term bank borrowings ranged from approximately $372,762,000 to $577,242,000.

Included in current maturities of long-term debt at September 30, 2006 are the 7.25% senior notes due April 2007 totaling $100,000,000. It is the company’s intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

6.	Employee Benefit Plans

The components of net pension costs for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Service cost	$21,164,000	$25,007,000	$113,000	$128,000
Interest cost	22,829,000	20,901,000	133,000	118,000
Expected return on plan assets	(29,186,000)	(26,044,000)	—	—
Amortization of prior service cost	1,420,000	1,233,000	50,000	50,000
Recognized net actuarial loss (gain)	2,422,000	11,551,000	(33,000)	(4,000)
Amortization of net transition obligation	—	—	38,000	38,000

Net pension costs	$18,649,000	$32,648,000	$301,000	$330,000

SYSCO’s contributions to its defined benefit plans were $22,622,000 and $1,551,000 during the 13-week periods ended September 30, 2006 and October 1, 2005, respectively.

Although contributions to its qualified pension plan (Retirement Plan) are not required to meet ERISA minimum funding requirements, the company anticipates it will make voluntary contributions of approximately $80,000,000 during fiscal 2007. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2007 contributions to fund benefit payments for the SERP and other post-retirement plans are $10,300,000 and $300,000, respectively.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
Numerator:
Earnings before cumulative effect of accounting change	$228,753,000	$199,210,000
Cumulative effect of accounting change	(39,735,000)	9,285,000

Net earnings	$189,018,000	$208,495,000

Denominator:
Weighted-average basic shares outstanding	620,127,064	626,554,930
Dilutive effect of employee and director stock options	5,359,886	8,404,348

Weighted-average diluted shares outstanding	625,486,950	634,959,278

Basic earnings per share:
Earnings before cumulative effect of accounting change	$0.37	$0.32
Cumulative effect of accounting change	(0.07)	0.01

Net earnings	$0.30	$0.33

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$0.37	$0.31
Cumulative effect of accounting change	(0.07)	0.02

Net earnings	$0.30	$0.33

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 35,000,000 and 16,000,000 for the first quarter of fiscal 2007 and 2006, respectively.

8.	Share-Based Compensation

SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including the 2004 Stock Option Plan, the 2005 Non-Employee Directors Stock Plan, the Employees’ Stock Purchase Plan and the Management Incentive Plans.

SYSCO accounts for share-based compensation using the fair value recognition provisions of FASB Statement No. 123(R),
“Share-Based Payment” (SFAS 123(R)), which it adopted using the modified-prospective transition method effective July 3, 2005.

Stock Option Plans

SYSCO’s 2004 Stock Option Plan was adopted in fiscal 2005 and reserved 23,500,000 shares of SYSCO common stock for grants of options and dividend equivalents to directors, officers and other employees of the company and its subsidiaries at the fair market value (as defined in the plan) at the date of grant. Options granted to employees were 6,504,200 and 4,827,500 in the first quarter of fiscal 2007 and 2006, respectively.

SYSCO’s 2005 Non-Employee Directors Stock Plan was adopted in fiscal 2006 and reserved 550,000 shares of common stock for grants to non-employee directors in the form of options, stock grants, restricted stock units and dividend equivalents. In the first quarter of fiscal 2007, 31,500 options and 27,000 shares of restricted stock were granted to non-employee directors. There were no grants to non-employee directors in the first quarter of fiscal 2006.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the 13-week periods ended September 30, 2006 and October 1, 2005 was $6.85 and $7.88, respectively.

Employees’ Stock Purchase Plan

SYSCO’s Employees’ Stock Purchase Plan permits employees to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. Shares of SYSCO common stock purchased by plan participants during the first quarter of fiscal 2007 and 2006 were 475,488 and 410,375, respectively.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.58 and $5.43 during the first quarter of fiscal 2007 and 2006, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.

Management Incentive Compensation

SYSCO’s Management Incentive Plans compensate key management personnel for specific performance achievements. The bonuses earned and expensed under this plan during a fiscal year are paid in the following fiscal year in both cash and stock, and a portion of the bonus may be deferred for payment in future years at the election of each participant.

A total of 323,822 shares and 617,637 shares at a fair value per share of $30.56 and $36.25 were issued pursuant to this plan in the first quarter of fiscal 2007 and fiscal 2006, respectively, for bonuses earned in the preceding fiscal years.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $29,621,000 and $41,280,000 for the first quarter of fiscal 2007 and fiscal 2006, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $3,270,000 and $6,000,000 for the first quarter of fiscal 2007 and fiscal 2006, respectively.

As of September 30, 2006, there was $131,700,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

9.	Income Taxes

The changes in the net deferred tax liability and prepaid/accrued income tax balances from July 1, 2006 to September 30, 2006 were primarily due to the reclassification of deferred tax liabilities to accrued income taxes related to supply chain distributions. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.

The effective tax rate for the first quarter of fiscal 2007 was 38.9%, a decrease from the effective tax rate of 40.3% for the first quarter of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007. SYSCO recorded a tax benefit of $3,270,000, or 11.0% of the total $29,621,000 in share-based compensation expense recorded in the 13-week period ended September 30, 2006. SYSCO recorded a tax benefit of $6,000,000, or 14.5% of the total $41,280,000 in share-based compensation expense recorded in the 13-week period ended October 1, 2005.

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

10.	Acquisitions

During the first quarter of fiscal 2007, the company paid cash of $43,443,000 for acquisitions during fiscal 2007 and for contingent consideration related to operations acquired in previous fiscal years. In addition, escrowed funds in the amount of $2,500,000 related to certain acquisitions were released to sellers of acquired businesses during the first quarter of fiscal 2007.

Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of September 30, 2006 included $128,084,000 in cash, which, if distributed, could result in the recording of additional goodwill. Such amounts are to be paid out over periods of up to four years from the date of acquisition if the contingent criteria are met.

11.	Contingencies

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

12.	Business Segment Information

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to some of the chain restaurant customer locations. “Other” financial information is attributable to the company’s other segments, including the company’s specialty produce, custom-cut meat and lodging industry segments and a company that distributes to internationally located chain restaurants. The company’s Canadian operations are not significant for geographical disclosure purposes.

Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include allocation of centrally incurred costs for shared services that are eliminated upon consolidation. Centrally incurred costs are allocated based upon the relative level of service used by each operating company. The company does not allocate to its segments share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants.

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
Sales (in thousands):
Broadline	$6,844,822	$6,403,567
SYGMA	1,072,077	1,008,438
Other	868,815	684,972
Intersegment sales	(113,642)	(86,493)

Total	$8,672,072	$8,010,484

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
Earnings before income taxes and cumulative effect of accounting change (in thousands):
Broadline	$411,106	$376,464
SYGMA	1,447	(2,787)
Other	28,465	24,697

Total segments	441,018	398,374
Unallocated corporate expenses	(66,807)	(64,470)

Total	$374,211	$333,904

	Sept. 30, 2006	July 1, 2006	Oct. 1, 2005
Assets (in thousands):
Broadline	$5,549,038	$5,248,223	$5,186,997
SYGMA	342,153	359,116	299,366
Other	864,936	832,223	697,667

Total segments	6,756,127	6,439,562	6,184,030
Corporate	2,564,833	2,552,463	2,421,756

Total	$9,320,960	$8,992,025	$8,605,786

13.	Supplemental Guarantor Information

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

	Condensed Consolidating Balance Sheet
	September 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$203,705	$24	$4,491,461	$—	$4,695,190
Investment in subsidiaries	11,605,547	323,063	133,368	(12,061,978)	—
Plant and equipment, net	181,123	—	2,305,178	—	2,486,301
Other assets	691,155	—	1,448,314	—	2,139,469

Total assets	$12,681,530	$323,087	$8,378,321	$(12,061,978)	$9,320,960

Current liabilities	$418,486	$3,976	$2,779,003	$—	$3,201,465
Intercompany payables (receivables)	7,217,895	49,657	(7,267,552)	—	—
Long-term debt	1,485,016	211,259	42,583	—	1,738,858
Other liabilities	521,315	—	712,610	—	1,233,925
Shareholders’ equity	3,038,818	58,195	12,111,677	(12,061,978)	3,146,712

Total liabilities and shareholders’ equity	$12,681,530	$323,087	$8,378,321	$(12,061,978)	$9,320,960

	Condensed Consolidating Balance Sheet
	July 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$162,177	$35	$4,237,482	$—	$4,399,694
Investment in subsidiaries	11,282,232	317,812	125,433	(11,725,477)	—
Plant and equipment, net	174,020	—	2,290,880	—	2,464,900
Other assets	711,056	—	1,416,375	—	2,127,431

Total assets	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

Current liabilities	$331,417	$1,022	$2,893,964	$—	$3,226,403
Intercompany payables (receivables)	7,207,923	38,308	(7,246,231)	—	—
Long-term debt	1,358,452	224,247	44,428	—	1,627,127
Other liabilities	487,858	—	598,353	—	1,086,211
Shareholders’ equity	2,943,835	54,270	11,779,656	(11,725,477)	3,052,284

Total liabilities and shareholders’ equity	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

	Condensed Consolidating Balance Sheet
	October 1, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$176,573	$23	$4,109,251	$—	$4,285,847
Investment in subsidiaries	10,272,749	303,786	107,678	(10,684,213)	—
Plant and equipment, net	121,707	—	2,158,873	—	2,280,580
Other assets	694,680	—	1,344,679	—	2,039,359

Total assets	$11,265,709	$303,809	$7,720,481	$(10,684,213)	$8,605,786

Current liabilities	$514,491	$26,503	$2,648,163	$—	$3,189,157
Intercompany payables (receivables)	6,391,264	35,390	(6,426,654)	—	—
Long-term debt	1,204,071	199,575	48,051	—	1,451,697
Other liabilities	524,734	—	719,808	—	1,244,542
Shareholders’ equity	2,631,149	42,341	10,731,113	(10,684,213)	2,720,390

Total liabilities and shareholders’ equity	$11,265,709	$303,809	$7,720,481	$(10,684,213)	$8,605,786

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended September 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,672,072	$—	$8,672,072
Cost of sales	—	—	7,002,856	—	7,002,856
Operating expenses	62,864	32	1,215,381	—	1,278,277
Interest expense (income)	98,278	2,724	(75,236)	—	25,766
Other, net	(6,429)	—	(2,609)	—	(9,038)

Total costs and expenses	154,713	2,756	8,140,392	—	8,297,861

Earnings (losses) before income taxes and cumulative effect of accounting change	(154,713)	(2,756)	531,680	—	374,211
Income tax (benefit) provision	(60,135)	(1,071)	206,664	—	145,458
Equity in earnings of subsidiaries	323,331	5,676	—	(329,007)	—

Net earnings before cumulative effect of accounting change	228,753	3,991	325,016	(329,007)	228,753
Cumulative effect of accounting change	(39,735)	—	—	—	(39,735)

Net earnings	$189,018	$3,991	$325,016	$(329,007)	$189,018

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended October 1, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,010,484	$—	$8,010,484
Cost of sales	—	—	6,480,793	—	6,480,793
Operating expenses	59,666	28	1,116,962	—	1,176,656
Interest expense (income)	84,658	3,217	(65,629)	—	22,246
Other, net	(677)	—	(2,438)	—	(3,115)

Total costs and expenses	143,647	3,245	7,529,688	—	7,676,580

Earnings (losses) before income taxes and cumulative effect of accounting change	(143,647)	(3,245)	480,796	—	333,904
Income tax (benefit) provision	(44,387)	(1,217)	180,298	—	134,694
Equity in earnings of subsidiaries	298,470	3,228	—	(301,698)	—

Net earnings before cumulative effect of accounting change	199,210	1,200	300,498	(301,698)	199,210
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$208,495	$1,200	$300,498	$(301,698)	$208,495

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended September 30, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:

Operating activities	$28,654	$1,280	$143,249	$173,183
Investing activities	(27,304)	—	(133,665)	(160,969)
Financing activities	(19,936)	(12,988)	(405)	(33,329)
Effect of exchange rate on cash	—	—	(61)	(61)
Intercompany activity	12,293	11,708	(24,001)	—

Net decrease in cash	(6,293)	—	(14,883)	(21,176)
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$124,982	$—	$55,739	$180,721

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended October 1, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:

Operating activities	$21,830	$1,646	$176,864	$200,340
Investing activities	(7,567)	—	(105,611)	(113,178)
Financing activities	(86,572)	(11,477)	(1,326)	(99,375)
Effect of exchange rate on cash	—	—	(1,547)	(1,547)
Intercompany activity	54,567	9,831	(64,398)	—

Net (decrease) increase in cash	(17,742)	—	3,982	(13,760)
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$108,006	$—	$69,912	$177,918

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “SYSCO” as used in this Form 10-Q refer to Sysco Corporation together with our consolidated subsidiaries and divisions. This discussion should be read in conjunction with our consolidated financial statements as of July 1, 2006, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.
Highlights
Results of Operations
Sales increased 8.3% in the first quarter of fiscal 2007 over the comparable prior year period. Accounting pronouncement EITF 04-13 (see below) negatively impacted sales growth in fiscal 2007 by 1.1% and also affects the comparison of gross margins, operating expenses and earnings as a percentage of sales between the periods. Gross margins as a percentage of sales for the first quarter of fiscal 2007 were 19.2%, which was an increase of 0.1% from the first quarter of fiscal 2006. Operating expenses as a percentage of sales for the first quarter of fiscal 2007 were consistent with the comparable prior year period. The comparison of the two periods is impacted by decreased share-based compensation expense and decreased pension costs, offset by increased fuel costs and the recognition of a gain in the first quarter of fiscal 2006 related to the cash surrender value of life insurance policies with no comparable adjustment in the first quarter of fiscal 2007 due to our adoption of FSP FTB 85-4-1 (see below). Earnings before the cumulative effect of accounting change and diluted earnings per share before the cumulative effect of accounting change increased 14.8% and 19.4%, respectively, in the first quarter of fiscal 2007 over the comparable prior year period.
Accounting Changes
There are several new accounting rules that we have adopted recently that impact the comparison of our operating results between periods.
In the first quarter of fiscal 2007, SYSCO adopted FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1), which allows a company to account for its investments in a life settlement contract using either the investment method or the fair value method. We have corporate-owned life insurance policies on key individuals that are used to fund obligations under non-qualified executive retirement plans. We adopted this standard using the investment method, which resulted in a cumulative change in accounting principle charge in the first quarter of fiscal 2007 of $39,735,000, which represents the reversal of the cumulative amount of gains recorded on existing agreements in years prior to fiscal 2007.
In the beginning of the fourth quarter of fiscal 2006, we adopted accounting pronouncement EITF 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (EITF 04-13). The accounting standard requires certain transactions, where inventory is purchased by us from a customer and then resold at a later date to the same customer (as defined), to be presented in the income statement on a net basis. This situation primarily arises for SYSCO when our customer has a proprietary item which they have either manufactured or sourced, but they require our distribution and logistics capabilities to get the product to their restaurants. The impact of adopting this new standard resulted in sales being reduced by $91,532,000 for the first quarter of fiscal 2007. Cost of sales were also reduced by the same amount and thus net earnings are unaffected by the adoption of this standard. We adopted this accounting pronouncement beginning in the fourth quarter of fiscal 2006 and will apply it to similar transactions prospectively. Prior period’s sales and cost of sales have not been restated. Therefore, the calculation of sales growth and the comparison of gross margins, operating expenses and earnings as a percentage of sales between the periods are affected.
In the first quarter of fiscal 2006, we changed the measurement date for pension and other postretirement benefit plans from fiscal year-end to May 31st to assist us in meeting accelerated SEC filing dates. As a result of this change, we recorded a cumulative effect of a change in accounting, which increased net earnings for fiscal 2006 by $9,285,000, net of tax.
Overview
SYSCO distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, hotel supply operations, SYGMA (our chain restaurant distribution subsidiary) and a company that distributes to internationally located chain restaurants.
We estimate that we serve about 14% of an approximately $232 billion annual market that includes the North American foodservice and hotel amenity, furniture and textile markets. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially since that time.
General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our sales. Historically, we have grown at a faster rate than the overall industry and have grown our market share in this fragmented industry. We intend to continue to expand our market share and grow earnings by focusing on sales growth, brand management, productivity gains, sales force effectiveness and supply chain management.
National Supply Chain Project
We expect our National Supply Chain project to lower inventory, operating costs, working capital requirements and future facility expansion needs at our operating companies while providing greater value to our suppliers and customers. We expect to build from seven to nine regional distribution centers in the United States. The first of these centers, the Northeast RDC located in Front Royal, Virginia, opened during the third quarter of fiscal 2005.
In January 2006, we completed the purchase of land in Alachua, Florida for the future site of our second RDC, which will service our five broadline operating companies in Florida. The permitting process for this facility has been completed, and land work for the construction of the facility has begun. This facility is expected to be operational in fiscal 2008. We have also purchased the site for construction of a third RDC in Hamlet, Indiana.

Strategy Initiative
During the past year our executive team, with the approval of the Board of Directors, began a strategic planning process of the businesses and processes at SYSCO. The undertaking is a disciplined study of our current businesses and what initiatives may be required to help ensure our continued growth.
We have established a strategy team which is examining many aspects of our businesses with an initial emphasis on five strategic focus areas established to help us achieve our long-term vision of becoming the global leader of the efficient, multi-temperature food product value chain. These five areas will serve as the foundation in our efforts to ensure a sustainable future and identify areas for growth. Each area is staffed with full-time associates who are focused on the following:
•	The Sourcing Team is focusing on lowering our cost of goods sold by leveraging SYSCO’s purchasing power and procurement expertise.

•	The Integrated Delivery Team’s objective is working to optimize our current infrastructure in order to reduce costs and provide a growth platform in North America.

•	The Demand Team is developing strategies to better understand and more profitably sell to and service SYSCO’s customers.

•	The Organizational Capabilities Team is working to align management reporting systems and metrics with the new strategic priorities.

•	The New Growth Team is exploring potential new markets and acquisitions and enhancing the processes for evaluating and integrating them with existing operations.
Our primary focus will be on growing and optimizing the core foodservice distribution business in North America. To a lesser extent, we will also explore and identify opportunities to grow our global capabilities over time.
We will start testing the first strategic initiatives over the next several quarters. The Sourcing team recently began a trial of sourcing a relatively small number of products in order to better understand the outcomes and practices required for us to procure product as a single, integrated entity. The Integrated Delivery team is pilot-testing processes to optimize warehousing and delivery activities to achieve a more efficient delivery of products to our customers.

Results of Operations
The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
Sales	100.0%	100.0%

Costs and Expenses
Cost of sales	80.8	80.9
Operating expenses	14.7	14.7
Interest expense	0.3	0.2
Other, net	(0.1)	0.0

Total costs and expenses	95.7	95.8

Earnings before income taxes and cumulative effect of accounting change	4.3	4.2
Income taxes	1.7	1.7

Earnings before cumulative effect of accounting change	2.6	2.5
Cumulative effect of accounting change	(0.4)	0.1

Net earnings	2.2%	2.6%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period
Sales	8.3%

Costs and Expenses
Cost of sales	8.1
Operating expenses	8.6
Interest expense	15.8
Other, net	190.1

Total costs and expenses	8.1

Earnings before income taxes and cumulative effect of accounting change	12.1
Income taxes	8.0

Earnings before cumulative effect of accounting change	14.8
Cumulative effect of accounting change	—

Net earnings	(9.3)%

Earnings before cumulative effect of accounting change:
Basic earnings per share	15.6%
Diluted earnings per share	19.4

Net earnings:
Basic earnings per share	(9.1)
Diluted earnings per share	(9.1)

Average shares outstanding	(1.0)
Diluted shares outstanding	(1.5)
Sales
Sales increased 8.3% in the first quarter of fiscal 2007 over the comparable period of the prior year. The application of EITF 04-13 negatively impacted sales growth in the first quarter of fiscal 2007 by 1.1%, or $91,532,000. Acquisitions contributed 1.0% to the overall sales growth rate for the first quarter of fiscal 2007. Estimated product cost increases, an internal measure of inflation, were 2.4% during the first quarter of fiscal 2007, as compared to 0.4% in the first quarter of fiscal 2006.
We believe that our continued focus on customer account penetration through the use of business reviews with customers and the continued investment in increasing the number of customer contact personnel contributed to the sales growth in the first quarter of fiscal 2007.
Gross Margins
Gross margins as a percentage of sales were 19.2% for the first quarter of fiscal 2007 and 19.1% for the first quarter of fiscal 2006. The impact of EITF 04-13 contributed 0.2% to the increase in gross margins as a percentage of sales in the first quarter of fiscal 2007. The reduction in margins prior to the benefit obtained from the impact of EITF 04-13 was attributable to a shift in sales mix as some lower margin segments grew faster than our broadline segment.

Operating Expenses
Operating expenses were 14.7% of sales for both the first quarter of fiscal 2007 and the comparable period in the prior year. Share-based compensation cost decreased $11,659,000 in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, due primarily to the completion of expense recognition in fiscal 2006 of a significant number of options granted in fiscal 2002. Net pension costs decreased $13,999,000 in the first quarter of fiscal 2007 over the first quarter of fiscal 2006, due primarily to the increase in the discount rate used to determine fiscal 2007 pension costs. Fuel costs increased approximately $9,011,000 in the first quarter of fiscal 2007 over the first quarter of fiscal 2006. In addition, the comparison of the first quarter of fiscal 2007 to the first quarter of fiscal 2006 was affected by the recognition of $4,608,000 in income, as a reduction of operating expenses, to adjust the carrying value of life insurance assets to their cash surrender value in the first quarter of fiscal 2006, with no comparable adjustment in the first quarter of fiscal 2007, due to our adoption of FSP FTB 85-4-1 (See Note 2, Changes in Accounting beginning on page 5 for further discussion).
Consistent with the decrease in net pension costs in the first quarter of fiscal 2007, net pension costs for fiscal 2007 are expected to decrease by approximately $55,000,000 over the prior year.
In order to partially manage the volatility and uncertainty of fuel costs, from time to time, we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. Forward diesel fuel purchase commitments outstanding as of September 30, 2006 were not material. In October 2006, we entered into several additional forward diesel fuel purchase contracts to purchase diesel at a fixed price. As of October 31, 2006, outstanding commitments total approximately $103,000,000, which will fix the price on a substantial portion of our fuel purchases through the end of calendar year 2007.
Interest Expense
The increase to interest expense of $3,520,000 in the first quarter of fiscal 2007 over the comparable period in fiscal 2006 was primarily due to increased borrowing levels.
Other, Net
Changes between the periods result from fluctuations in various activities. The increase in the first quarter of fiscal 2007 over the comparable prior year period is primarily due to a gain of approximately $5,800,000 on the sale of land.
Income Taxes
The effective tax rate for the first quarter of fiscal 2007 was 38.9%, a decrease from the effective tax rate of 40.3% for the first quarter of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007.
We recorded a tax benefit of $3,270,000, or 11.0% of the total $29,621,000 in share-based compensation expense recorded in the 13-week period ended September 30, 2006. We recorded a tax benefit of $6,000,000, or 14.5% of the total $41,280,000 in share-based compensation expense recorded in the 13-week period ended October 1, 2005.

Net Earnings
Net earnings before cumulative effect of accounting change increased 14.8% in the first quarter of fiscal 2007 over the comparable period of the prior year. The increase was due primarily to the factors discussed above.
Net earnings decreased 9.3% in the first quarter of fiscal 2007 over the comparable period of the prior year due primarily to the effect of the cumulative effect of changes in accounting recorded in the first quarter of fiscal 2007 and the first quarter of fiscal 2006. In the first quarter of fiscal 2007, we recorded a cumulative effect of a change in accounting, due to the adoption of FSP FTB 85-4-1 related to life settlement contracts, which decreased net earnings by $39,735,000. In the first quarter of fiscal 2006, we recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings by $9,285,000, net of tax.
Earnings Per Share
Basic earnings per share before cumulative effect of accounting change and diluted earnings per share before cumulative effect of accounting change increased 15.6% and 19.4%, respectively, in the first quarter of fiscal 2007 over the comparable period of the prior year. These increases were due primarily to the factors discussed above, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding is primarily due to share repurchases. The net reduction in diluted shares outstanding is primarily due to share repurchases and the exclusion of certain options from the diluted share calculation due to their anti-dilutive effect.
Both basic earnings per share and diluted earnings per share decreased 9.1% in the first quarter of fiscal 2007 over the comparable period of the prior year. These decreases were primarily due to the effect of the cumulative effect of changes in accounting on net earnings as discussed above.
Segment Results
The following table sets forth the change in the selected financial data of each of our reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 12, Business Segment Information beginning on page 12:

	13-Week Period
		Earnings
	Sales	before taxes
Broadline	6.9%	9.2%
SYGMA	6.3	151.9 (1)
Other	26.8	15.3

(1)	SYGMA had earnings before taxes of $1,447,000 in the first quarter of fiscal 2007 and a loss of $2,787,000 in the first quarter of fiscal 2006.

The following table sets forth sales and earnings before income taxes of each of our reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 12, Business Segment Information beginning on page 12:

	13-Week Period Ended
	September 30, 2006		October 1, 2005
		Earnings		Earnings
	Sales	before taxes	Sales	before taxes
Broadline	78.9%	109.9%	79.9%	112.7%
SYGMA	12.4	0.4	12.6	(0.8)
Other	10.0	7.6	8.6	7.4
Intersegment sales	(1.3)	—	(1.1)	—
Unallocated corporate expenses	—	(17.9)	—	(19.3)

Total	100.0%	100.0%	100.0%	100.0%

We do not allocate to our segments share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants.
Broadline Segment
Broadline segment sales increased 6.9% in the first quarter of fiscal 2007 as compared to the comparable period of the prior year. The application of EITF 04-13 negatively impacted sales growth in the first quarter of fiscal 2007 by 0.8%, or $50,533,000. Acquisitions did not have an impact to the overall sales growth rate for the first quarter of fiscal 2007. The sales increases were primarily due to increased sales to marketing associate-served customers and multi-unit customers. Marketing associate-served sales as a percentage of broadline sales in the U.S. increased to 53.5% for the first quarter of fiscal 2007 as compared to 53.0% for the comparable prior year period. SYSCO Brand sales as a percentage of broadline sales in the U.S. decreased to 46.6% for the first quarter of fiscal 2007 as compared to 49.2% for the comparable prior year period.
Earnings before income taxes for the Broadline segment increased 9.2% in the first quarter of fiscal 2007 over the comparable prior year period. The increase in earnings before income taxes was primarily due to increases in sales partially offset by higher fuel costs and lower margins on certain products.
SYGMA Segment
SYGMA segment sales increased 6.3% in the first quarter of fiscal 2007 over the comparable prior year period. The application of EITF 04-13 negatively impacted sales growth in the first quarter of fiscal 2007 by 4.1%, or $40,963,000. Acquisitions contributed 2.5% to the overall sales growth rate for the first quarter of fiscal 2007. The remainder of the increase was primarily due to sales to new customers and sales growth in SYGMA’s existing customer base related to both new locations added by those customers and increased sales at existing locations.
Earnings before income taxes for the SYGMA segment increased 151.9% to $1,447,000 in the first quarter of fiscal 2007 over the comparable prior year period loss of $2,787,000. This increase was due to several factors, including sales growth, increased margins and improved operating efficiencies partially offset by increased fuel costs and costs of labor.

Liquidity and Capital Resources
We may apply cash provided by operating activities, as supplemented by commercial paper issuances and other bank borrowings, towards investments in facilities, fleet and other equipment; cash dividends; acquisitions consistent with our overall growth strategy; and the share repurchase program.
Operating Activities
Cash flow from operations in the first quarter of fiscal 2007 was negatively impacted by an increase in inventory balances of $104,342,000 and an increase in accounts receivable balances of $151,316,000, partially offset by an increase in accounts payable balances of $27,364,000. Cash flow from operations in the first quarter of fiscal 2006 was negatively impacted by an increase in inventory balances of $93,571,000 and an increase in accounts receivable balances of $112,765,000.
The increases in accounts receivable were primarily a result of sales growth and change in customer mix. Due to normal seasonal patterns, sales to multi-unit customers represented a larger percentage of total SYSCO sales at the end of the first quarter as compared to the end of the prior fiscal year. Payment terms for multi-unit customers are traditionally longer than the overall SYSCO average. Inventory balances are impacted by many factors including current and anticipated sales volumes, changes in product mix and product cost increases. Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors due to the use of more efficient electronic payment methods. On a days sales outstanding ratio basis, our accounts receivable, inventory and accounts payable balances at September 30, 2006 were largely comparable to those balances as of October 1, 2005.
Cash flow from operations was also negatively impacted by the decrease in accrued expenses of $53,704,000 for the first quarter of fiscal 2007 and a decrease of $40,341,000 for the first quarter of fiscal 2006. These decreases were primarily due to the payment of prior year annual incentive bonuses partially offset by accruals for current year incentives and to the payment of 401(k) matching contributions in the first quarter of each fiscal year.
Other long-term liabilities and prepaid pension cost, net, decreased $2,112,000 during the first quarter of fiscal 2007 and increased $42,595,000 during the first quarter of fiscal 2006. The change in these accounts is primarily attributable to the recording of net pension costs and the timing of pension contributions. In the first quarter of fiscal 2007, we recorded net pension costs of $18,649,000 and contributed $22,622,000 to our pension plans. In the first quarter of fiscal 2006, we recorded net pension costs of $32,648,000 and contributed $1,551,000 to our pension plans.
Financing Activities
During the first quarter of fiscal 2007, a total of 2,044,000 shares were repurchased at a cost of $65,281,000 as compared to 8,622,000 shares at a cost of $295,424,000 for the comparable period in fiscal 2006. An additional 2,180,000 shares were repurchased at a cost of $72,477,000 through October 28, 2006, resulting in 15,115,000 shares remaining available for repurchase as authorized by the Board.
Dividends paid in the first quarter of fiscal 2007 were $105,233,000, or $0.17 per share, as compared to $94,557,000, or $0.15 per share, in the comparable period of fiscal 2006. In

September 2006, we declared our regular quarterly dividend for the second quarter of fiscal 2007, at $0.17 per share, which was paid in October 2006.
As of September 30, 2006, we had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which $6,000,000 was outstanding at September 30, 2006. Such borrowings totaled $10,900,000 as of October 28, 2006.
As of September 30, 2006, our outstanding commercial paper issuances totaled $513,412,000. Such borrowings were $691,384,000 as of October 28, 2006. During the 13-week period ended September 30, 2006, commercial paper issuances and short-term bank borrowings ranged from approximately $372,762,000 to $577,242,000.
In September 2006, the termination date on the revolving credit facility supporting our U.S. and Canadian commercial paper programs was extended from November 4, 2010 to November 4, 2011 in accordance with the terms of the agreement.
Included in current maturities of long-term debt at September 30, 2006 are the 7.25% senior notes due April 2007 totaling $100,000,000. It is our intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.
The long-term debt to capitalization ratio was 37.0% at September 30, 2006. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
We believe that our cash flows from operations, as well as the availability of additional capital under our existing commercial paper programs, bank lines of credit, debt shelf registration and our ability to access capital from financial markets in the future, will be sufficient to meet our cash requirements while maintaining proper liquidity for normal operating purposes.
Critical Accounting Policies
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require management’s most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. SYSCO’s most critical accounting policies include those that pertain to the allowance for doubtful accounts, self-insurance program, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our Annual Report on Form 10-K for the year ended July 1, 2006.
New Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 158 will have on our consolidated financial statements. The effect of adoption at June 30, 2007, the adoption date, or any other future date, cannot be determined, since the impact is dependent upon on the measurements of each plan’s assets and obligations at such date. However, if this standard had been applied at July 1, 2006, the result would have been an increase in current liabilities of approximately $10,000,000, an increase in other long-term liabilities of approximately $145,000,000, a decrease in prepaid pension cost of approximately $160,000,000, a decrease in deferred taxes of approximately $120,000,000 and a decrease in shareholders’ equity of approximately $195,000,000.
Forward-Looking Statements
Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding expense trends; the impact of ongoing legal proceedings; the timing, expected cost savings and other long-term benefits of the National Supply Chain project and regional distribution centers; anticipated capital expenditures which may vary from projections; the ability to increase sales and market share and grow earnings; continued competitive advantages and positive results from growth initiatives; the potential for future success; pension plan contributions; the continuing impact of economic conditions on sales growth; growth strategies; SYSCO’s ability to refinance current maturities of long-term debt; and our ability to meet our cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including the current economic environment, increased fuel costs and consumer spending; SYSCO’s leverage and debt risks; the successful completion of acquisitions and integration of acquired companies as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results; the effect of competition on us and our customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management’s allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.
In addition, share repurchases could be affected by market prices for the company’s securities as well as management’s decision to utilize our capital for other purposes. Interest paid is impacted by capital and borrowing needs and changes in interest rates. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006 and Part II, Item 1A of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not utilize financial instruments for trading purposes. Our use of debt directly exposes us to interest rate risk. Floating rate debt, for which the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, for which the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk we may need to refinance maturing debt with new debt at higher rates.
We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions.
At September 30, 2006, we had outstanding $513,412,000 of commercial paper issuances at variable rates of interest with maturities through December 21, 2006. Excluding commercial paper issuances, our long-term debt obligations at September 30, 2006 were $1,332,379,000 and were primarily at fixed rates of interest.
In order to partially manage the volatility and uncertainty of fuel costs, from time to time, we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. Forward diesel fuel purchase commitments outstanding as of September 30, 2006 were not material. In October 2006, we entered into several additional forward diesel fuel purchase contracts to purchase diesel at a fixed price. As of October 31, 2006, outstanding commitments total approximately $103,000,000, which will fix the price on a substantial portion of our fuel purchases through the end of calendar year 2007.
Item 4. Controls and Procedures
SYSCO’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, SYSCO’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of SYSCO when ultimately concluded.
Item 1A. Risk Factors
Low Margin Business; Inflation and Economic Sensitivity
The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. We make a significant portion of our sales at prices that are based on the cost of products it sells plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent such product cost increases are not passed on to customers due to resistance to higher prices and the timing needed to pass on such increases. The foodservice industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence and the frequency and amount spent by consumers for food prepared away from home may negatively impact our sales and operating results. SYSCO’s operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties collecting accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although these factors have not had a material adverse impact on our past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.
Increased Fuel Costs
Increased fuel costs have recently had a negative impact on our results of operations. The high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. The high cost of fuel can also increase the price paid by us for products as well as the costs incurred by us to deliver products to our customers. These factors in turn negatively impact our sales, margins, operating expenses and operating results.
Interruption of Supplies and Increases in Product Costs
We obtain substantially all of our foodservice and related products from third party suppliers. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Because we do not control the actual production of the products we sells, we are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather, crop conditions, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events (including, but not limited to, the outbreak of avian flu or similar food-borne illnesses in the United States and Canada). Our inability to obtain adequate supplies of our foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.
Baugh Supply Chain Cooperative Structure
The National Supply Chain project involved the creation of the Baugh Supply Chain Cooperative (BSCC) which administers a consolidated product procurement program to develop, obtain and ensure consistent quality food and non-food products. BSCC is a cooperative for income tax purposes. SYSCO believes that the cooperative entity is appropriate for BSCC based on the business operations of this affiliate and on the legal structure applied. However, if the application of the cooperative structure was to be disallowed by any federal, state or local tax authority, we could be required to accelerate the payment of a portion or all of our income tax liabilities that it otherwise has deferred until future periods and be liable for interest on such amounts. Amounts included as deferred income tax liabilities related to BSCC deferred supply chain distributions were $536,582,000 as of September 30, 2006. If we were required to accelerate a significant portion of these deferred tax liabilities, we may be required to raise additional capital through debt financing or the issuance of equity or it may be required to forego or defer planned capital expenditures or share repurchases or a combination thereof and may be required to pay interest on amounts deferred.
Leverage and Debt Service
Because a substantial part of our growth historically has been the result of acquisitions and capital expansion, our continued growth depends, in large part, on our ability to continue this expansion. As a result, our inability to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to expand. Moreover, any default under the documents governing the indebtedness of us could have a significant adverse effect on our cash flows, as well as the market value of our common stock. Further, our leveraged position may also increase our vulnerability to competitive pressures.
Product Liability Claims
We, like any other seller of food, face the risk of exposure to product liability claims in the event that the use of products sold by SYSCO causes injury or illness. With respect to product liability claims, we believe we have sufficient primary or excess umbrella liability insurance. However, this insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If SYSCO does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce our net earnings and earnings per share.
Reputation and Media Exposure
Maintaining a good reputation is critical to our business, particularly to selling SYSCO Brand products. Anything that damages that reputation (whether or not justified), including adverse publicity about the quality, safety or integrity of our products, could quickly affect our revenues and profits. Reports, whether true or not, of food-borne illnesses (such as

e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering could also severely injure our reputation. If patrons of our restaurant customers become ill from food-borne illnesses, the customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. In addition, instances of food-borne illnesses or food tampering or other health concerns, even those unrelated to the use of SYSCO products, can result in negative publicity about the food service distribution industry and cause our sales to decrease dramatically.
Labor Relations and Availability of Qualified Labor
As of July 1, 2006, approximately 8,800 employees at 55 operating companies were members of 61 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2007, 16 agreements covering approximately 2,000 employees will expire. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.
Our operations rely heavily on our employees, particularly drivers, and any shortage of qualified labor could significantly affect our business. Our recruiting and retention efforts and efforts to increase productivity gains may not be successful and there may be a shortage of qualified drivers in future periods. Any such shortage would decrease SYSCO’s ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our revenue and earnings.
Acquired Businesses
Historically, a portion of our growth has come through acquisitions. If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our earnings per share may decrease. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited or no expertise, or with a culture different from SYSCO’s. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Significant acquisitions may also require the issuance of material additional amounts of debt or equity, which could materially alter our debt to equity ratio, increase our interest expense and decrease earnings per share, and make it difficult for us to obtain favorable financing for other acquisitions or capital investments.
Charter and Preferred Stock
Under our Restated Certificate of Incorporation, SYSCO’s Board of Directors is authorized to issue up to 1.5 million shares of preferred stock without stockholder approval. Issuance of these shares could make it more difficult for anyone to acquire SYSCO without approval of the Board of Directors, depending on the rights and preferences of the stock issued. In addition, if anyone attempts to acquire SYSCO without approval of the Board of Directors of SYSCO, the existence of this undesignated preferred stock could allow the Board of Directors to adopt a shareholder rights plan without obtaining stockholder approval, which could result in substantial dilution to a potential acquiror. As a result, hostile takeover attempts that might result in an acquisition of SYSCO that could otherwise have been financially beneficial to our stockholders could be deterred.
Tax Audit
Our 2003 and 2004 federal income tax returns are under audit by the Internal Revenue Service (IRS). We believe that we have appropriate support for the positions taken on these tax returns and have recorded a liability for our best estimate of the probable loss on certain of these positions. However, if the IRS disagrees with the positions taken by us on our tax returns, we could have additional tax liability, including interest and penalties. Payment of such amounts upon final adjudication of any disputes, if material, could have an adverse effect on our financial results and cash flows.
Reliance on Technology
Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network. We use software and other technology systems to load trucks in the most efficient manner to optimize the use of storage space and minimize the time spent at each stop. Any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business and result in increased costs. While SYSCO has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the first quarter of fiscal 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number
		(b) Average	Part of Publicly	of Shares that May Yet
	(a) Total Number of	Price Paid per	Announced Plans or	Be Purchased Under
Period	Shares Purchased (1)	Share	Programs	the Plans or Programs

Month #1 July 2 – July 29	22,422	$30.74	—	19,338,900

Month #2 July 30 – August 26	706,027	29.95	673,400	18,665,500

Month #3 August 27 – September 30	1,395,777	32.88	1,370,300	17,295,200

Total	2,124,226	31.88	2,043,700	17,295,200

(1)	The total number of shares purchased includes 22,422, 32,627 and 25,477 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
On November 10, 2005, we announced that the Board of Directors approved the repurchase of 20,000,000 shares. Pursuant to this repurchase program, shares may be acquired in the open market or in privately negotiated transactions at our discretion, subject to market conditions and other factors.
In July 2004, the Board of Directors authorized us to enter into agreements from time to time to extend our ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act. On September 19, 2006 we entered into a stock purchase plan with PNC Investments LLC to purchase up to 3,000,000 shares of SYSCO common stock as authorized under the November 2005 repurchase program pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A total of 2,802,500 shares were purchased between September 20, 2006 and October 31, 2006, including during company “blackout periods.” By its terms, the agreement terminated on October 31, 2006.
As of October 31, 2006, there were 14,975,200 shares remaining available for repurchase under the November 2005 repurchase program.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
(a)	Exhibits.
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

4.5	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

†10.1	First Amendment to the Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

†10.2	Second Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

†10.3	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

*15.1	Report from Ernst & Young LLP dated November 8, 2006, re: unaudited financial statements.

*15.2	Acknowledgment letter from Ernst & Young LLP.

*31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION (Registrant)
By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board, Chief Executive Officer and President

Date: November 9, 2006

By	/s/ JOHN K. STUBBLEFIELD, JR.
John K. Stubblefield, Jr.
Executive Vice President, Finance and Chief Financial Officer

Date: November 9, 2006

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Vice President, Controller and Chief Accounting Officer

Date: November 9, 2006

EXHIBIT INDEX

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

4.5	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

NO.	DESCRIPTION
4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

†10.1	First Amendment to the Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

†10.2	Second Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

†10.3	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

*15.1	Report from Ernst & Young LLP dated November 8, 2006, re: unaudited financial statements.

*15.2	Acknowledgment letter from Ernst & Young LLP.

*31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

*	Filed herewith.