Form 10-Q
period 2006-12-30
SYSCO CORP
filed 2007-02-08
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
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
Yes ☐ No ☑
616,987,398 shares of common stock were outstanding as of January 27, 2007.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

	Dec. 30, 2006	July 1, 2006	Dec. 31, 2005
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash	$185,862	$201,897	$253,938
Accounts and notes receivable, less allowances of $50,593, $29,100 and $53,229	2,551,114	2,483,720	2,360,132
Inventories	1,717,978	1,608,233	1,672,908
Prepaid expenses	69,785	59,154	65,273
Prepaid income taxes	—	46,690	—

Total current assets	4,524,739	4,399,694	4,352,251
Plant and equipment at cost, less depreciation	2,593,874	2,464,900	2,344,423
Other assets
Goodwill	1,324,014	1,302,591	1,263,609
Intangibles, less amortization	92,759	95,651	83,375
Restricted cash	112,453	102,274	102,723
Prepaid pension cost	412,310	388,650	428,005
Other assets	206,249	238,265	235,801

Total other assets	2,147,785	2,127,431	2,113,513

Total assets	$9,266,398	$8,992,025	$8,810,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$10,040	$29,300	$31,814
Accounts payable	1,888,178	1,891,357	1,813,247
Accrued expenses	745,892	745,781	689,048
Income taxes	282,208	—	189,593
Deferred taxes	211,832	453,700	208,224
Current maturities of long-term debt	105,077	106,265	209,247

Total current liabilities	3,243,227	3,226,403	3,141,173
Other liabilities
Long-term debt	1,755,982	1,627,127	1,827,586
Deferred taxes	700,182	723,349	727,084
Other long-term liabilities	381,342	362,862	403,087

Total other liabilities	2,837,506	2,713,338	2,957,757
Contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	589,380	525,684	470,274
Retained earnings	5,202,504	4,999,440	4,766,135
Other comprehensive income	62,143	84,618	21,980

	6,619,202	6,374,917	6,023,564
Less cost of treasury stock, 147,698,956, 146,279,320 and 146,656,748 shares	3,433,537	3,322,633	3,312,307

Total shareholders’ equity	3,185,665	3,052,284	2,711,257

Total liabilities and shareholders’ equity	$9,266,398	$8,992,025	$8,810,187

Note: The July 1, 2006 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Sales	$17,240,820	$15,981,545	$8,568,748	$7,971,061

Costs and expenses
Cost of sales	13,918,115	12,915,546	6,915,259	6,434,753
Operating expenses	2,519,096	2,348,125	1,240,819	1,171,469
Interest expense	53,772	51,473	28,006	29,227
Other, net	(12,413)	(5,335)	(3,375)	(2,220)

Total costs and expenses	16,478,570	15,309,809	8,180,709	7,633,229

Earnings before income taxes and cumulative effect of accounting change	762,250	671,736	388,039	337,832
Income taxes	296,811	268,344	151,353	133,650

Earnings before cumulative effect of accounting change	465,439	403,392	236,686	204,182
Cumulative effect of accounting change	(39,735)	9,285	—	—

Net earnings	$425,704	$412,677	$236,686	$204,182

Earnings before cumulative effect of accounting change:
Basic earnings per share	$0.75	$0.65	$0.38	$0.33
Diluted earnings per share	0.74	0.64	0.38	0.33

Net earnings:
Basic earnings per share	0.69	0.66	0.38	0.33
Diluted earnings per share	0.68	0.65	0.38	0.33

Average shares outstanding	619,642,963	623,470,638	619,158,876	620,137,592
Diluted shares outstanding	626,777,041	631,396,186	628,429,841	627,147,814

Dividends declared per common share	$0.36	$0.32	$0.19	$0.17
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Net earnings	$425,704	$412,677	$236,686	$204,182

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(22,689)	28,474	(22,135)	(37)
Change in fair value of forward-starting interest rate swap	—	7,064	—	—
Amortization of cash flow hedge	214	119	107	107

Total other comprehensive income (loss)	(22,475)	35,657	(22,028)	70

Comprehensive income	$403,229	$448,334	$214,658	$204,252

See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	26-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005
Operating activities:
Net earnings	$425,704	$412,677
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of accounting change	39,735	(9,285)
Share-based compensation expense	49,916	74,168
Depreciation and amortization	178,871	169,558
Deferred tax provision	271,473	261,766
Provision for losses on receivables	15,417	16,654
(Gain) loss on sale of assets	(5,326)	380
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(81,371)	(57,632)
(Increase) in inventories	(113,283)	(193,578)
(Increase) in prepaid expenses	(10,832)	(4,716)
Increase (decrease) in accounts payable	10,040	(8,753)
(Decrease) in accrued expenses	(21,205)	(30,287)
(Decrease) in accrued income taxes	(195,621)	(311,809)
(Increase) in other assets	(13,594)	(14,046)
(Decrease) increase in other long-term liabilities and prepaid pension cost, net	(5,180)	9,534
Excess tax benefits from share-based compensation arrangements	(4,564)	(3,080)

Net cash provided by operating activities	540,180	311,551

Investing activities:
Additions to plant and equipment	(314,497)	(232,559)
Proceeds from sales of plant and equipment	11,555	12,211
Acquisition of businesses, net of cash acquired	(44,618)	(54,776)
Increase in restricted cash	(12,679)	(992)

Net cash used for investing activities	(360,239)	(276,116)

Financing activities:
Bank and commercial paper borrowings (repayments ), net	(19,260)	342,024
Other debt borrowings	135,032	499,987
Other debt repayments	(6,197)	(206,698)
Debt issuance costs	—	(3,955)
Cash paid for termination of interest rate swap	—	(21,196)
Common stock reissued from treasury	127,522	76,215
Treasury stock purchases	(225,177)	(473,181)
Dividends paid	(210,528)	(188,159)
Excess tax benefits from share-based compensation arrangements	4,564	3,080

Net cash (used for) provided by financing activities	(194,044)	28,117

Effect of exchange rates on cash	(1,932)	(1,292)

Net (decrease) increase in cash	(16,035)	62,260
Cash at beginning of period	201,897	191,678

Cash at end of period	$185,862	$253,938

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,092	$47,664
Income taxes	220,406	313,493
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation

The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 1, 2006 consolidated balance sheet which was taken from the audited financial statements included in the company’s Fiscal 2006 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2007 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

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

FSP FTB 85-4-1 Adoption

The Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1), in March 2006. FSP FTB 85-4-1 allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method. The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period. The election of the investment method or fair value method is irrevocable and should be made on an instrument-by-instrument basis. Previously, only the fair value method was available. FSP FTB 85-4-1 became effective for SYSCO in the first quarter of fiscal 2007. Prospective application was required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings was made at the date of adoption to recognize the impact of adjusting the existing life settlement contract investments to historical cost.

SYSCO has corporate-owned life insurance policies on key individuals that are used to fund obligations under non-qualified executive retirement plans. SYSCO adopted FSP FTB 85-4-1 in the first quarter of fiscal 2007 using the investment method, which resulted in a cumulative change in accounting principle charge of $39,735,000.

Pro forma net earnings and earnings per share adjusted for the effect of retroactive application of the investment method for life settlement contract investments are as follows:

	26-Week Period Ended	13-Week Period Ended
	Dec. 31, 2005	Dec. 31, 2005
Reported net earnings	$412,677,000	$204,182,000
Retroactive effect	(8,126,000)	(3,518,000)

Pro forma net earnings	$404,551,000	$200,664,000

Basic earnings per share:
Reported net earnings	$0.66	$0.33
Retroactive effect	(0.01)	(0.01)

Pro forma net earnings	$0.65	$0.32

Diluted earnings per share:
Reported net earnings	$0.65	$0.33
Retroactive effect	(0.01)	(0.01)

Pro forma net earnings	$0.64	$0.32

EITF 04-13 Adoption

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” which requires that two or more inventory transactions with the same counterparty (as defined) should be viewed as a single nonmonetary transaction if the transactions were entered into in contemplation of one another. Exchanges of inventory between entities in the same line of business should be accounted for at fair value or recorded at carrying amounts, depending on the classification of such inventory. This guidance was effective for the fourth quarter of fiscal 2006 for SYSCO. SYSCO has certain transactions where finished goods are purchased from a customer or sourced by that customer for warehousing and distribution and resold to the same customer. These transactions are evidenced by title transfer and are separately invoiced. Historically, the company has recorded such transactions in the Consolidated Results of Operations for purchases within “Cost of Sales” and sales within “Sales.” In fiscal 2007, the company recorded the net effect of such transactions in the Consolidated Results of Operations within “Sales” by reducing sales and cost of sales in the amount of $177,006,000 for the first 26 weeks and $85,474,000 for the second quarter. Prior to the adoption of EITF 04-13, the amounts included in the Consolidated Results of Operations on a gross basis within “Cost of Sales” for the 26 week and 13 week periods ended December 31, 2005 were $191,973,000 and $90,182,000, respectively. Such amounts were not restated when the new standard was adopted because only prospective treatment is required.

Pension Measurement Date Change

Beginning in fiscal 2006, SYSCO changed the measurement date for its pension and other postretirement benefit plans from fiscal year-end to May 31st, which represented a change in accounting. The one-month acceleration of the measurement date allows additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting was an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax.

3.	New Accounting Standards

FIN 48

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

SFAS 157

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

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is currently evaluating the impact the adoption of SFAS 158 will have on its consolidated financial statements. The effect of adoption at June 30, 2007, SYSCO’s adoption date, or any other future date, cannot be determined, since the impact is dependent upon on the measurements of each plan’s assets and obligations at such date. However, if this standard had been applied at July 1, 2006, the result would have been an increase in current liabilities of approximately $10,000,000, an increase in other long-term liabilities of approximately $145,000,000, a decrease in prepaid pension cost of approximately $160,000,000, a decrease in deferred taxes of approximately $120,000,000 and a decrease in shareholders’ equity of approximately $195,000,000.

4.	Restricted Cash

SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts.

In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. Escrowed funds in the amount of $2,500,000 related to certain acquisitions were released to sellers of acquired businesses during the first 26 weeks of fiscal 2007.

A summary of restricted cash balances appears below:

	Dec. 30, 2006	July 1, 2006	Dec. 31, 2005
Funds deposited in insurance trusts	$91,333,000	$82,653,000	$81,402,000
Escrow funds related to acquisitions	21,120,000	19,621,000	21,321,000

Total	$112,453,000	$102,274,000	$102,723,000

5.	Debt

In September 2006, the termination date on the revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs was extended from November 4, 2010 to November 4, 2011 in accordance with the terms of the agreement.

As of December 30, 2006, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $145,000,000, of which $10,040,000 was outstanding as of December 30, 2006.

As of December 30, 2006, SYSCO’s outstanding commercial paper issuances were $530,997,000 and were classified as long-term debt since the company’s commercial paper programs are supported by its long-term revolving credit facility in the amount of $750,000,000.

During the 26-week period ended December 30, 2006, the aggregate of commercial paper issuances and short-term bank borrowings ranged from approximately $372,762,000 to $703,072,000.

Included in current maturities of long-term debt at December 30, 2006 are the 7.25% senior notes due April 2007 totaling $100,000,000. It is the company’s intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

6.	Employee Benefit Plans

The components of net benefit cost for the 26-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Service cost	$42,328,000	$50,014,000	$226,000	$256,000
Interest cost	45,656,000	41,802,000	266,000	236,000
Expected return on plan assets	(58,372,000)	(52,088,000)	—	—
Amortization of prior service cost	2,843,000	2,466,000	101,000	101,000
Recognized net actuarial loss (gain)	4,844,000	23,102,000	(66,000)	(8,000)
Amortization of net transition obligation	—	—	76,000	76,000

Net periodic benefit cost	$37,299,000	$65,296,000	$603,000	$661,000

The components of net benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Service cost	$21,164,000	$25,007,000	$113,000	$128,000
Interest cost	22,827,000	20,901,000	133,000	118,000
Expected return on plan assets	(29,186,000)	(26,044,000)	—	—
Amortization of prior service cost	1,423,000	1,233,000	51,000	51,000
Recognized net actuarial loss (gain)	2,422,000	11,551,000	(33,000)	(4,000)
Amortization of net transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$18,650,000	$32,648,000	$302,000	$331,000

SYSCO’s contributions to its defined benefit plans were $45,491,000 and $69,117,000 during the 26-week periods ended December 30, 2006 and December 31, 2005, respectively.

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

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Numerator:
Earnings before cumulative effect of accounting change	$465,439,000	$403,392,000	$236,686,000	$204,182,000
Cumulative effect of accounting change	(39,735,000)	9,285,000	—	—

Net earnings	$425,704,000	$412,677,000	$236,686,000	$204,182,000

Denominator:
Weighted-average basic shares outstanding	619,642,963	623,470,638	619,158,876	620,137,592
Dilutive effect of employee and director stock options	7,134,078	7,925,548	9,270,965	7,010,222

Weighted-average diluted shares outstanding	626,777,041	631,396,186	628,429,841	627,147,814

Basic earnings per share:
Earnings before cumulative effect of accounting change	$0.75	$0.65	$0.38	$0.33
Cumulative effect of accounting change	(0.06)	0.01	—	—

Net earnings	$0.69	$0.66	$0.38	$0.33

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$0.74	$0.64	$0.38	$0.33
Cumulative effect of accounting change	(0.06)	0.01	—	—

Net earnings	$0.68	$0.65	$0.38	$0.33

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 23,000,000 for both the first 26 weeks of fiscal 2007 and 2006. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 14,000,000 and 29,000,000 for the second quarter of fiscal 2007 and 2006, respectively.

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

Stock Option Plans

SYSCO’s 2004 Stock Option Plan was adopted in fiscal 2005 and reserved 23,500,000 shares of SYSCO common stock for grants of options and dividend equivalents to directors, officers and other employees of the company and its subsidiaries at the fair market value (as defined in the plan) at the date of grant. Options to purchase 6,504,200 and 4,827,500 shares were granted to employees in the first 26 weeks of fiscal 2007 and 2006, respectively.

SYSCO’s 2005 Non-Employee Directors Stock Plan was adopted in fiscal 2006 and reserved 550,000 shares of common stock for grants to non-employee directors in the form of options, stock grants, restricted stock units and dividend equivalents. In the first 26 weeks of fiscal 2007, options to purchase 35,000 shares and 30,000 shares of restricted stock were granted to non-employee directors. In the first 26 weeks of fiscal 2006, options to purchase 31,500 shares and 27,000 shares of restricted stock were granted to non-employee directors.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the 26-week periods ended December 30, 2006 and December 31, 2005 was $6.85 and $7.83, respectively.

Employees’ Stock Purchase Plan

SYSCO’s Employees’ Stock Purchase Plan permits employees to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. Shares of SYSCO common stock purchased by plan participants during the first 26 weeks of fiscal 2007 and 2006 were 900,987 and 910,623, respectively.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.79 and $5.03 during the first 26 weeks of fiscal 2007 and 2006, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.

Management Incentive Compensation

SYSCO’s Management Incentive Plans compensate key management personnel for specific performance achievements. The bonuses earned and expensed under these plans during a fiscal year are paid in the following fiscal year in both cash and stock, and a portion of the bonus may be deferred for payment in future years at the election of each participant.

A total of 323,822 shares and 617,637 shares at a fair value per share of $30.56 and $36.25 were issued pursuant to these plans in the first quarter of fiscal 2007 and fiscal 2006, respectively, for bonuses earned in the preceding fiscal years.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $49,916,000 and $74,168,000 for the first 26 weeks of fiscal 2007 and fiscal 2006, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $8,901,000 and $11,370,000 for the first 26 weeks of fiscal 2007 and fiscal 2006, respectively.

The total share-based compensation cost that has been recognized in results of operations was $20,295,000 and $32,888,000 for the second quarter of fiscal 2007 and fiscal 2006,

respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $5,631,000 and $5,370,000 for the second quarter of fiscal 2007 and fiscal 2006, respectively.

As of December 30, 2006, there was $114,343,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

9.	Income Taxes

Reflected in the changes in the net deferred tax liability and prepaid/accrued income tax balances from July 1, 2006 to December 30, 2006 is the reclassification of deferred tax liabilities to accrued income taxes related to supply chain distributions. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.

The effective tax rate for the first 26 weeks of fiscal 2007 was 38.9%, a decrease from the effective tax rate of 40.0% for the first 26 weeks of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007. SYSCO recorded a tax benefit of $8,901,000, or 17.8% of the total $49,916,000 in share-based compensation expense recorded in the 26-week period ended December 30, 2006. SYSCO recorded a tax benefit of $11,370,000, or 15.3% of the total $74,168,000 in share-based compensation expense recorded in the 26-week period ended December 31, 2005.

The effective tax rate for the second quarter of fiscal 2007 was 39.0%, a decrease from the effective tax rate of 39.6% for the second quarter of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007. SYSCO recorded a tax benefit of $5,631,000, or 27.7% of the total $20,295,000 in share-based compensation expense recorded in the 13-week period ended December 30, 2006. SYSCO recorded a tax benefit of $5,370,000, or 16.3% of the total $32,888,000 in share-based compensation expense recorded in the 13-week period ended December 31, 2005.

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

As of December 30, 2006, the company’s 2003 and 2004 federal income tax returns were under audit by the Internal Revenue Service (IRS). The company has recorded a liability of approximately $13,000,000 for its best estimate of the adjustment on certain positions which have been challenged by the IRS. This represents an increase of $3,000,000 from the liability of $10,000,000 recorded as of July 1, 2006. While the company believes that it has appropriate support for the other positions taken on these returns, if the IRS disagrees with positions taken by the company on its tax returns, SYSCO could have additional tax liability, including interest and penalties in addition to the amounts already recorded.

10.	Acquisitions

During the first 26 weeks of fiscal 2007, the company paid cash of $44,618,000 for acquisitions made during fiscal 2007 and for contingent consideration related to operations acquired in previous fiscal years. In addition, escrowed funds in the amount of $2,500,000 related to certain acquisitions were released to sellers of previously acquired businesses during the first 26 weeks of fiscal 2007.

Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of December 30, 2006 included $126,347,000 in cash, which, if distributed, could result in the recording of additional goodwill. Such amounts are to be paid out over periods of up to four years from the date of acquisition if the contingent criteria are met.

11.	Contingencies

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

Multi-Employer Pension Plans

SYSCO contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 10% of SYSCO’s current employees are participants in such multi-employer plans. In fiscal 2006, total contributions to these plans were approximately $29,796,000. During the first 26 weeks of fiscal 2007, total contributions to these plans were approximately $15,735,000.

SYSCO does not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other contributing employers to the plan. Based upon the information available from plan administrators, management believes that some of these multi-employer plans are under-funded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required, and the level of benefits provided by the plans. In addition, the Pension Protection Act, enacted in August 2006, will require under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding, perhaps beginning as soon as 2008. As a result, SYSCO’s required contributions to these plans may increase in the future.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, SYSCO’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any under-funded multi-employer defined benefit plan would require SYSCO to make payments to the plan for SYSCO’s proportionate share of the multi-employer plan’s unfunded vested liabilities. SYSCO does not believe that it is probable that there will be a mass withdrawal of employers from the plan or that any of the plans will terminate in the near future. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

Based on the information available from plan administrators, SYSCO estimates that its share of withdrawal liability on all the multi-employer plans it participates in could be as much as $130,000,000.

BSCC Cooperative Structure

SYSCO’s affiliate, BSCC, is a cooperative for income tax purposes. SYSCO believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, SYSCO could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods and be liable for interest on such amounts. As of December 30, 2006, SYSCO has recorded deferred income tax liabilities of $680,000,000 related to BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but for which payment had been deferred as of December 30, 2006. In addition, if it was determined that all amounts since the inception of BSCC were inappropriately deferred, SYSCO estimates that the total interest that would be payable on the cumulative deferred balances could be as much as $185,000,000, prior to federal income tax benefit, as of December 30, 2006. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the IRS interest rates in effect each period. SYSCO believes that the interest is not a probable liability and, accordingly, has not recorded any related amount in any period.

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

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Sales (in thousands):
Broadline	$13,554,116	$12,711,327	$6,709,294	$6,307,760
SYGMA	2,158,171	2,027,259	1,086,094	1,018,821
Other	1,761,616	1,431,127	892,801	746,155
Intersegment sales	(233,083)	(188,168)	(119,441)	(101,675)

Total	$17,240,820	$15,981,545	$8,568,748	$7,971,061

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Earnings before income taxes and cumulative effect of accounting change (in thousands):
Broadline	$819,997	$747,217	$408,891	$370,753
SYGMA	5,781	(3,300)	4,334	(513)
Other	61,808	57,901	33,343	33,204

Total segments	887,586	801,818	446,568	403,444
Unallocated corporate expenses	(125,336)	(130,082)	(58,529)	(65,612)

Total	$762,250	$671,736	$388,039	$337,832

	Dec. 30, 2006	July 1, 2006	Dec. 31, 2005
Assets (in thousands):
Broadline	$5,448,037	$5,248,223	$5,187,216
SYGMA	377,048	359,116	339,463
Other	906,145	832,223	750,118

Total segments	6,731,320	6,439,562	6,276,797
Corporate	2,535,168	2,552,463	2,533,390

Total	$9,266,398	$8,992,025	$8,810,187

13.	Supplemental Guarantor Information

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

	Condensed Consolidating Balance Sheet
	December 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$179,844	$12	$4,344,883	$—	$4,524,739
Investment in subsidiaries	11,939,935	317,203	150,730	(12,407,868)	—
Plant and equipment, net	187,257	—	2,406,617	—	2,593,874
Other assets	701,312	—	1,446,473	—	2,147,785

Total assets	$13,008,348	$317,215	$8,348,703	$(12,407,868)	$9,266,398

Current liabilities	$408,181	$1,018	$2,834,028	$—	$3,243,227
Intercompany payables (receivables)	7,486,181	16,994	(7,503,175)	—	—
Long-term debt	1,482,019	233,094	40,869	—	1,755,982
Other liabilities	532,062	—	549,462	—	1,081,524
Shareholders’ equity	3,099,905	66,109	12,427,519	(12,407,868)	3,185,665

Total liabilities and shareholders’ equity	$13,008,348	$317,215	$8,348,703	$(12,407,868)	$9,266,398

	Condensed Consolidating Balance Sheet
	July 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$162,177	$35	$4,237,482	$—	$4,399,694
Investment in subsidiaries	11,282,232	317,812	125,433	(11,725,477)	—
Plant and equipment, net	174,020	—	2,290,880	—	2,464,900
Other assets	711,056	—	1,416,375	—	2,127,431

Total assets	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

Current liabilities	$331,417	$1,022	$2,893,964	$—	$3,226,403
Intercompany payables (receivables)	7,207,923	38,308	(7,246,231)	—	—
Long-term debt	1,358,452	224,247	44,428	—	1,627,127
Other liabilities	487,858	—	598,353	—	1,086,211
Shareholders’ equity	2,943,835	54,270	11,779,656	(11,725,477)	3,052,284

Total liabilities and shareholders’ equity	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

	Condensed Consolidating Balance Sheet
	December 31, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$200,162	$12	$4,152,077	$—	$4,352,251
Investment in subsidiaries	10,581,888	304,541	139,897	(11,026,326)	—
Plant and equipment, net	128,456	—	2,215,967	—	2,344,423
Other assets	746,014	—	1,367,499	—	2,113,513

Total assets	$11,656,520	$304,553	$7,875,440	$(11,026,326)	$8,810,187

Current liabilities	$458,886	$32,886	$2,649,401	$—	$3,141,173
Intercompany payables (receivables)	6,440,775	23,961	(6,464,736)	—	—
Long-term debt	1,582,053	199,592	45,941	—	1,827,586
Other liabilities	552,753	—	577,418	—	1,130,171
Shareholders’ equity	2,622,053	48,114	11,067,416	(11,026,326)	2,711,257

Total liabilities and shareholders’ equity	$11,656,520	$304,553	$7,875,440	$(11,026,326)	$8,810,187

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$17,240,820	$—	$17,240,820
Cost of sales	—	—	13,918,115	—	13,918,115
Operating expenses	112,368	63	2,406,665	—	2,519,096
Interest expense (income)	199,724	6,040	(151,992)	—	53,772
Other, net	(7,168)	—	(5,245)	—	(12,413)

Total costs and expenses	304,924	6,103	16,167,543	—	16,478,570

Earnings (losses) before income taxes and cumulative effect of accounting change	(304,924)	(6,103)	1,073,277	—	762,250
Income tax (benefit) provision	(118,746)	(2,377)	417,934	—	296,811
Equity in earnings of subsidiaries	651,617	11,792	—	(663,409)	—

Net earnings before cumulative effect of accounting change	465,439	8,066	655,343	(663,409)	465,439
Cumulative effect of accounting change	(39,735)	—	—	—	(39,735)

Net earnings	$425,704	$8,066	$655,343	$(663,409)	$425,704

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 31, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$15,981,545	$—	$15,981,545
Cost of sales	—	—	12,915,546	—	12,915,546
Operating expenses	118,894	67	2,229,164	—	2,348,125
Interest expense (income)	176,344	5,373	(130,244)	—	51,473
Other, net	(1,232)	—	(4,103)	—	(5,335)

Total costs and expenses	294,006	5,440	15,010,363	—	15,309,809

Earnings (losses) before income taxes and cumulative effect of accounting change	(294,006)	(5,440)	971,182	—	671,736
Income tax (benefit) provision	(93,810)	(2,040)	364,194	—	268,344
Equity in earnings of subsidiaries	603,588	4,148	—	(607,736)	—

Net earnings before cumulative effect of accounting change	403,392	748	606,988	(607,736)	403,392
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$412,677	$748	$606,988	$(607,736)	$412,677

	Condensed Consolidating Results of Operations
	13-Week Period Ended December 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,568,748	$—	$8,568,748
Cost of sales	—	—	6,915,259	—	6,915,259
Operating expenses	49,504	31	1,191,284	—	1,240,819
Interest expense (income)	101,446	3,316	(76,756)	—	28,006
Other, net	(739)	—	(2,636)	—	(3,375)

Total costs and expenses	150,211	3,347	8,027,151	—	8,180,709

Earnings (losses) before income taxes	(150,211)	(3,347)	541,597	—	388,039
Income tax (benefit) provision	(58,611)	(1,306)	211,270	—	151,353
Equity in earnings of Subsidiaries	328,286	6,116	—	(334,402)	—

Net earnings	$236,686	$4,075	$330,327	$(334,402)	$236,686

	Condensed Consolidating Results of Operations
	13-Week Period Ended December 31, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$7,971,061	$—	$7,971,061
Cost of sales	—	—	6,434,753	—	6,434,753
Operating expenses	59,228	39	1,112,202	—	1,171,469
Interest expense (income)	91,686	2,156	(64,615)	—	29,227
Other, net	(555)	—	(1,665)	—	(2,220)

Total costs and expenses	150,359	2,195	7,480,675	—	7,633,229

Earnings (losses) before income taxes	(150,359)	(2,195)	490,386	—	337,832
Income tax (benefit) provision	(49,423)	(823)	183,896	—	133,650
Equity in earnings of Subsidiaries	305,118	920	—	(306,038)	—

Net earnings (loss)	$204,182	$(452)	$306,490	$(306,038)	$204,182

	Condensed Consolidating Cash Flows
	26-Week Period Ended December 30, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(44,879)	$(3,707)	$588,766	$540,180
Investing activities	(42,050)	—	(318,189)	(360,239)
Financing activities	(199,243)	8,847	(3,648)	(194,044)
Effect of exchange rate on cash	—	—	(1,932)	(1,932)
Intercompany activity	274,448	(5,140)	(269,308)	—

Net decrease in cash	(11,724)	—	(4,311)	(16,035)
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$119,551	$—	$66,311	$185,862

	Condensed Consolidating Cash Flows
	26-Week Period Ended December 31, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(75,383)	$(3,640)	$390,574	$311,551
Investing activities	(20,062)	—	(256,054)	(276,116)
Financing activities	32,330	(1,152)	(3,061)	28,117
Effect of exchange rate on cash	—	—	(1,292)	(1,292)
Intercompany activity	101,283	4,792	(106,075)	—

Net increase in cash	38,168	—	24,092	62,260
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$163,916	$—	$90,022	$253,938

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Highlights
Results of Operations
Sales increased 7.9% in the first 26 weeks and 7.5% in the second quarter of fiscal 2007 over the comparable prior year periods. Accounting pronouncement EITF 04-13 (see below) negatively impacted sales growth in fiscal 2007 by 1.1% in the first 26 weeks and 1.1% in the second quarter and also affects the comparison of gross margins, operating expenses and earnings as a percentage of sales between the periods. Gross margins as a percentage of sales were 19.3% in the first 26 weeks and 19.3% in the second quarter of fiscal 2007. Operating expenses as a percentage of sales for the first 26 weeks and the second quarter of fiscal 2007 decreased from the comparable prior year periods. The comparison of the two periods is impacted by decreased share-based compensation expense and decreased pension costs, offset by increased costs related to our strategy initiative, management incentive bonus accruals. Additionally, the comparison of the two periods was affected by the recognition of gains in the first 26 weeks and second quarter of fiscal 2006 related to the cash surrender value of life insurance policies with no comparable adjustment in the first 26 weeks and second quarter of fiscal 2007 due to our adoption of FSP FTB 85-4-1 (see below). Earnings before the cumulative effect of accounting change increased 15.4% for the first 26 weeks and 15.9% for the second quarter of fiscal 2007 over the comparable prior year period. Diluted earnings per share before the cumulative effect of accounting change increased 15.6% for the first 26 weeks and 15.2% for the second quarter of fiscal 2007 over the comparable prior year period.
Accounting Changes
We have recently adopted several new accounting rules that impact the comparison of our operating results between periods.
In the first quarter of fiscal 2007, we adopted FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1). FSP FTB 85-4-1 allows a company to account for its investments in a life settlement contract using either the investment method or the fair value method. We have corporate-owned life insurance policies on key individuals that are used to fund obligations under non-qualified executive retirement plans. We adopted this standard using the investment method, which resulted in a cumulative change in accounting principle charge in the first quarter of fiscal 2007 of $39,735,000, which represents the reversal of the cumulative amount of gains recorded on existing agreements in years prior to fiscal 2007.
In the beginning of the fourth quarter of fiscal 2006, we adopted accounting pronouncement EITF 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (EITF 04-13). The accounting standard requires certain transactions, where inventory is purchased by us from a customer and then resold at a later date to the same customer (as defined), to be presented in the income statement on a net basis. This situation primarily arises for SYSCO when our customer has a proprietary item which they have either manufactured or sourced, but they require our distribution and logistics capabilities to get the product to their locations. The impact of adopting this new standard resulted in sales being reduced by $177,006,000 for the first 26 weeks of fiscal 2007 and $85,474,000 in the second quarter of 2007. Cost of sales were also reduced by the same amount and thus net earnings are unaffected by the adoption of this standard. We adopted this accounting pronouncement beginning in the fourth quarter of fiscal 2006 and will apply it to similar transactions prospectively. Prior period’s sales and cost of sales have not been restated. Therefore, the calculation of sales growth and the comparison of gross margins, operating expenses and earnings as a percentage of sales between the periods are affected.
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
National Supply Chain Project
We expect our National Supply Chain project to lower inventory, operating costs, working capital requirements and future facility expansion needs at our operating companies while providing greater value to our suppliers and customers. The first regional distribution center (RDC), the Northeast RDC located in Front Royal, Virginia, opened during the third quarter of fiscal 2005.
In January 2006, we completed the purchase of land in Alachua, Florida for the future site of our second RDC, which will service our five broadline operating companies in Florida. Preparation of the building site is complete and this facility is expected to be operational in fiscal 2008. In February 2006, we signed a memorandum of understanding to purchase the site for construction of a third RDC in Hamlet, Indiana.

Strategy Initiative
Our executive team, with the approval of the Board of Directors, is undergoing a strategic planning process of the businesses and processes at SYSCO. This undertaking is a disciplined study of our current businesses and what initiatives may be required to help ensure our continued growth.
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
We are in the process of testing the first strategic initiatives over the next several quarters. The Sourcing team recently began a trial of sourcing a relatively small number of products in order to better understand the outcomes and practices required for us to procure product in a more coordinated effort. The Integrated Delivery team is pilot-testing processes to optimize warehousing and delivery activities to achieve a more efficient delivery of products to our customers.

Results of Operations
The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Sales	100.0%	100.0%	100.0%	100.0%

Costs and Expenses
Cost of sales	80.7	80.8	80.7	80.7
Operating expenses	14.6	14.7	14.5	14.7
Interest expense	0.3	0.3	0.3	0.4
Other, net	0.0	0.0	0.0	0.0

Total costs and expenses	95.6	95.8	95.5	95.8

Earnings before income taxes and cumulative effect of accounting change	4.4	4.2	4.5	4.2
Income taxes	1.7	1.7	1.7	1.7

Earnings before cumulative effect of accounting change	2.7	2.5	2.8	2.6
Cumulative effect of accounting change	(0.2)	0.1	—	—

Net earnings	2.5%	2.6%	2.8%	2.6%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	26-Week Period	13-Week Period
Sales	7.9%	7.5%

Costs and Expenses
Cost of sales	7.8	7.5
Operating expenses	7.3	5.9
Interest expense	4.5	(4.2)
Other, net	132.7	52.0

Total costs and expenses	7.6	7.2

Earnings before income taxes and cumulative effect of accounting change	13.5	14.9
Income taxes	10.6	13.2

Earnings before cumulative effect of accounting change	15.4	15.9
Cumulative effect of accounting change	—	—

Net earnings	3.2%	15.9%

Earnings before cumulative effect of accounting change:
Basic earnings per share	15.4%	15.2%
Diluted earnings per share	15.6	15.2

Net earnings:
Basic earnings per share	4.5	15.2
Diluted earnings per share	4.6	15.2

Average shares outstanding	(0.6)	(0.2)
Diluted shares outstanding	(0.7)	0.2

Sales
Sales increased 7.9% for the first 26 weeks and 7.5% for the second quarter of fiscal 2007 over the comparable periods of the prior year. The application of EITF 04-13 negatively impacted sales growth in the first 26 weeks of fiscal 2007 by 1.1%, or $177,006,000, and the second quarter of fiscal 2007 by 1.1%, or $85,474,000. Acquisitions contributed 1.0% to the overall sales growth rate for the first 26 weeks of fiscal 2007 and 1.0% for the second quarter of fiscal 2007. Estimated product cost increases, an internal measure of inflation, were 2.5% during the first 26 weeks and 2.6% during the second quarter of fiscal 2007, as compared to 0.4% during the first 26 weeks and 0.6% during the second quarter of fiscal 2006.
We believe that our continued focus on customer account penetration through the use of business reviews with customers and the continued investment in increasing the number of customer contact personnel contributed to the sales growth in fiscal 2007. The number of customer contact personnel has increased by approximately 150 since the end of fiscal 2006.
Gross Margins
Gross margins as a percentage of sales were 19.3% for both the first 26 weeks and the second quarter of fiscal 2007, as compared to 19.2% for the first 26 weeks and 19.3% for the second quarter of fiscal 2006. The impact of EITF 04-13 contributed 0.2% to the increase in gross margins as a percentage of sales in both the first 26 weeks and second quarter of fiscal 2007. We believe that the decline in gross margins as a percentage of sales, prior to the benefit obtained from the impact of EITF 04-13, was primarily driven by estimated product cost increases of 2.5% during the first 26 weeks and 2.6% during the second quarter of fiscal 2007. Product cost increases have the impact of reducing gross margins as a percentage of sales over comparable prior year periods, as gross profit dollars are earned on a higher sales dollar base.
Operating Expenses
Operating expenses as a percentage of sales were 14.6% for the first 26 weeks and 14.5% for the second quarter of fiscal 2007, as compared to 14.7% for the comparable periods in the prior year. The impact of EITF 04-13 increased operating expenses as a percentage of sales by 0.2% for the first 26 weeks and 0.1% for the second quarter of fiscal 2007. The decrease in operating expenses as a percentage of sales was primarily attributable to decreases in share-based compensation expense and pension costs offset by increases in management incentive bonus accruals and investments in our strategy initiatives. Also impacting the expense comparisons are gains recorded in fiscal 2006 related to the cash surrender value of corporate owned life insurance and additional hurricane related expenses incurred in fiscal 2006.
Share-based compensation expense decreased $24,252,000 and $12,593,000 in the first 26 weeks and the second quarter of fiscal 2007 over the comparable prior year periods, due primarily to the completion of expense recognition in fiscal 2006 of a significant number of options granted in fiscal 2002. Net pension costs decreased $27,997,000 and $13,998,000 in the first 26 weeks and the second quarter of fiscal 2007 over the comparable prior year periods, due primarily to the increase in the discount rate used to determine fiscal 2007 pension costs. Net pension costs for fiscal 2007 are expected to decrease by approximately $55,000,000 over the prior year. The non-stock portion of management incentive bonus accruals increased $24,000,000 and $9,000,000 in the first 26 weeks and the second quarter of fiscal 2007 over the comparable prior year periods, due to improved operating results over last year. Investments in strategy initiatives were $21,015,000 and $11,571,000 in the first 26 weeks and the second quarter of fiscal 2007. Amounts in the prior comparable periods were minimal.
In addition, the comparison of expenses in fiscal 2007 to fiscal 2006 is affected by the recognition of $8,126,000 and $3,518,000 in income, as a reduction of operating expenses, to adjust the carrying value of life insurance assets to their cash surrender value in the first 26 weeks and the second quarter of fiscal 2006, respectively, with no comparable adjustments in the fiscal 2007, due to our adoption of FSP FTB 85-4-1 (See Note 2, Changes in Accounting beginning on page 5 for further discussion).
Expense control measures and operating efficiencies reduced operating expenses as a percentage of sales. We also believe that product cost increases had some impact of reducing operating expenses as a percentage of sales over comparable prior year periods. Product cost increases have the effect of increasing sales whereas operating expenses do not increase at the same rate, resulting in a reduction in the expense ratio as compared to the prior year.
As a percentage of sales, fuel costs for the first 26 weeks and the second quarter of fiscal 2007 were comparable to the same prior year periods. In order to partially manage the volatility and uncertainty of fuel costs, from time to time, we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 30, 2006, outstanding forward diesel fuel purchase commitments total approximately $89,000,000, which will fix the price on a significant portion of our fuel purchases through the end of calendar year 2007. These agreements meet the definition of a derivative. However, we elected to use the normal purchase and sale exemption available under relevant accounting literature, which allows us to account for these agreements on an accrual basis and thus they are not recorded at fair value.
Interest Expense
The increase in interest expense in the first 26 weeks of fiscal 2007 over the comparable period in fiscal 2006 was due to increased borrowing levels as well as increased interest rates.
The decrease in interest expense in the second quarter of fiscal 2007 over the comparable period in fiscal 2006 was due to decreased borrowings levels.
Other, Net
Changes between the periods result from fluctuations in various activities. The increase in the first 26 weeks of fiscal 2007 over the comparable prior year period is primarily due to a gain of approximately $5,800,000 on the sale of land.
Income Taxes
The effective tax rate for the first 26 weeks of fiscal 2007 was 38.9%, a decrease from the effective tax rate of 40.0% for the first 26 weeks of fiscal 2006. The effective tax rate for the second quarter of fiscal 2007 was 39.0%, a decrease from the effective tax rate of 39.6% for the second quarter of fiscal 2006. The decreases in the effective tax rates were primarily due lower share-based compensation expense in fiscal 2007.

Net Earnings
Earnings before the cumulative effect of accounting change increased 15.4% and 15.9% for the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. The increase was due primarily to the factors discussed above.
Net earnings increased 3.2% and 15.9% for the first 26 weeks and the second quarter of fiscal 2007 over the comparable periods of the prior year. In the first quarter of fiscal 2007, SYSCO adopted FSP FTB 85-4-1 using the investment method to account for life settlement contracts, which resulted in a cumulative change in accounting principle charge of $39,735,000. In addition, in the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings for the first 26 weeks of fiscal 2006 by $9,285,000, net of tax.
Earnings Per Share
Basic earnings per share before the cumulative effect of accounting change increased 15.4% and 15.2%, in the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. Diluted earnings per share before the cumulative effect of accounting change increased 15.6% and 15.2%, in the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. These increases were due primarily to the factors discussed above.
Basic earnings per share increased 4.5% and 15.2%, in the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. Diluted earnings per share increased 4.6% and 15.2%, in the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. In addition to the factors discussed above, the comparison of basic and diluted earnings per share for the first 26 weeks of fiscal 2007 are impacted by the amounts recorded related to the cumulative effects of accounting change in the first quarters of fiscal 2007 and fiscal 2006 (See Note 2, Changes in Accounting beginning on page 5 for further discussion).
Segment Results
The following table sets forth the change in the selected financial data of each of our reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 12, Business Segment Information beginning on page 14:

	26-Week Period		13-Week Period
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	6.6%	9.7%	6.4%	10.3%
SYGMA	6.5	— (1)	6.6	— (2)
Other	23.1	6.7	19.7	0.4

(1)	SYGMA had earnings before taxes of $5,781,000 in the first 26 weeks of fiscal 2007 and a loss of $3,300,000 in the first 26 weeks of fiscal 2006.

(2)	SYGMA had earnings before taxes of $4,334,000 in the second quarter of fiscal 2007 and a loss of $513,000 in the second quarter of fiscal 2006.

The following table sets forth sales and earnings before income taxes of each of our reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 12, Business Segment Information beginning on page 14:

	26-Week Period Ended
	Dec. 30, 2006		Dec. 31, 2005
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	78.6%	107.6%	79.5%	111.2%
SYGMA	12.5	0.7	12.7	(0.5)
Other	10.2	8.1	9.0	8.6
Intersegment sales	(1.3)	—	(1.2)	—
Unallocated corporate expenses	—	(16.4)	—	(19.3)

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	Dec. 30, 2006		Dec. 31, 2005
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	78.3%	105.4%	79.1%	109.7%
SYGMA	12.7	1.1	12.8	(0.1)
Other	10.4	8.6	9.4	9.8
Intersegment sales	(1.4)	—	(1.3)	—
Unallocated corporate expenses	—	(15.1)	—	(19.4)

Total	100.0%	100.0%	100.0%	100.0%

We do not allocate to our segments share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase plan and restricted stock grants.
Broadline Segment
Broadline segment sales increased 6.6% for the first 26 weeks and 6.4% for the second quarter of fiscal 2007 over the comparable periods of the prior year. The application of EITF 04-13 negatively impacted sales growth in the first 26 weeks of fiscal 2007 by 0.8%, or $96,901,000 and the second quarter of fiscal 2007 by 0.7%, or $46,368,000. Acquisitions did not have an impact to the overall sales growth rate for the first 26 weeks or second quarter of fiscal 2007. The sales increases were primarily due to increased sales to multi-unit customers and marketing associate-served customers.
Marketing associate-served sales as a percentage of broadline sales in the U.S. were 53.2% and 52.8% for the first 26 weeks and second quarter of fiscal 2007, respectively, as compared to 56.4% and 55.9%, respectively, for the comparable prior year periods. SYSCO Brand sales as a percentage of broadline sales in the U.S. were 46.2% and 45.8% for the first 26 weeks and the second quarter of fiscal 2007, respectively, as compared to 48.7% and 48.3%, respectively, for the comparable prior year periods.

Earnings before income taxes for the Broadline segment increased 9.7% for the first 26 weeks and 10.3% for the second quarter of fiscal 2007 over the comparable periods of the prior year. These increases in earnings before income taxes were primarily due to increases in sales partially offset by lower margins on certain products primarily resulting from product cost increases.
SYGMA Segment
SYGMA segment sales increased 6.5% for the first 26 weeks and 6.6% for the second quarter of fiscal 2007 over the comparable periods of the prior year. The application of EITF 04-13 negatively impacted sales growth in the first 26 weeks of fiscal 2007 by 3.9%, or $79,831,000 and the second quarter of fiscal 2007 by 3.8%, or $38,869,000. Acquisitions contributed 2.4% to the overall sales growth rate for the first 26 weeks of fiscal 2007 and 2.3% for the second quarter of fiscal 2007. The increase in sales was primarily due to sales to new customers and sales growth in SYGMA’s existing customer base related to increased sales at existing locations as well as new locations added by those customers. In addition, certain customers were transferred from Broadline operations to be serviced by SYGMA operations, contributing to the sales increase.
Earnings before income taxes for the SYGMA segment increased to $5,781,000 for the first 26 weeks of fiscal 2007 from the comparable prior period loss of $3,300,000. Earnings before income taxes for the SYGMA segment increased to $4,334,000 for the second quarter of fiscal 2007 over the comparable prior period loss of $513,000. These increases in earnings before income taxes were due to several factors, including sales growth, increased margins and improved operating efficiencies partially offset by costs of labor.
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
Operating Activities
Cash flow from operations in the first 26 weeks of fiscal 2007 was negatively impacted by increases in accounts receivable balances and inventory balances offset by an increase in accounts payable balances. Cash flow from operations in the first 26 weeks of fiscal 2006 was negatively impacted by increases in accounts receivable balances and inventory balances and a decrease in accounts payable balances.
The increase in accounts receivable balances in the first 26 weeks of fiscal 2007 and fiscal 2007 was primarily due to sales growth and change in customer mix. Due to normal seasonal patterns, sales to multi-unit customers represented a larger percentage of total SYSCO sales at the end of the first 26 weeks as compared to the end of the prior fiscal year. Payment terms for multi-unit customers are traditionally longer than the overall SYSCO average. Accounts receivable days sales outstanding ratios for the two periods were comparable.
Inventory balances are impacted by many factors including current and anticipated sales volumes and changes in product mix, and purchases in anticipation of product availability and product cost increases. The company historically has experienced elevated inventory levels during the holiday period which occurs at end of the second quarter. Sales in the last weeks of the quarter are at lower volumes due to the holiday period, which can build inventory levels. In addition, purchasing levels are typically increased at the end of the quarter in anticipation of increased sales volumes from the re-opening of schools after the holiday period. These are the primary factors causing an increase in inventory balances from the end of the previous fiscal year to the end of the second quarter.
The amount that the inventory levels increased in fiscal 2007 was $80,295,000 lower than the increase experienced in fiscal 2006. We believe that our inventory management efforts, together with the rollout of the Demand Planning and Inventory Management System (DPR System), has aided in reducing inventory levels. Inventory days sales outstanding ratios were improved as of December 2006 as compared to December 2005 across the company’s operations, particularly in the Northeast region as a result of the improved efficiencies of the Northeast RDC together with the operating companies in the region.
Accounts payable balances are impacted by many factors including changes in product mix and changes in payment terms with vendors due to conversion to more efficient electronic payment methods and to cash discount terms.
Cash flow from operations was also negatively impacted by the decrease in accrued expenses of $21,205,000 for the first 26 weeks of fiscal 2007 and a decrease of $30,287,000 for the first 26 weeks of fiscal 2006. These decreases were primarily due to the payment of prior year annual incentive bonuses. These were partially offset by accruals for current year incentives and to the payment of 401(k) matching contributions in the first quarter of each fiscal year.
Other long-term liabilities and prepaid pension cost, net, decreased $5,180,000 during the first 26 weeks of fiscal 2007 and increased $9,534,000 during the first 26 weeks of fiscal 2006. The change in these accounts is primarily attributable to the recording of net pension costs and the timing of pension contributions. In the first 26 weeks of fiscal 2007, we recorded net pension costs of $37,299,000 and contributed $45,491,000 to our pension plans. In the first 26 weeks of fiscal 2006, we recorded net pension costs of $65,296,000 and contributed $69,117,000 to our pension plans.
Financing Activities
During the first 26 weeks of fiscal 2007, a total of 6,638,700 shares were repurchased at a cost of $225,177,000, as compared to 14,187,800 shares at a cost of $473,181,000 for the comparable period in fiscal 2006. An additional 2,500,000 shares at a cost of $90,412,000 have been purchased through January 27, 2007, resulting in 10,200,200 shares remaining available for repurchase as authorized by the Board.
Dividends paid in the first 26 weeks of fiscal 2007 were $210,528,000, or $0.34 per share, as compared to $188,159,000, or $0.30 per share, in the comparable period of fiscal 2006. In November 2006, we declared our regular quarterly dividend for the third quarter of fiscal 2007, increasing it to $0.19 per share, which was paid in January 2007.

As of December 30, 2006, we had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which $10,040,000 was outstanding at December 30, 2006. Such borrowings were $5,255,000 as of January 27, 2007.
As of December 30, 2006, our outstanding commercial paper issuances were $530,997,000. Such borrowings were $627,681,000 as of January 27, 2007. During the 26-week period ended December 30, 2006, the aggregate of commercial paper and short-term bank borrowings ranged from approximately $372,762,000 to $703,072,000.
In September 2006, the termination date on the revolving credit facility supporting our U.S. and Canadian commercial paper programs was extended from November 4, 2010 to November 4, 2011 in accordance with the terms of the agreement.
Included in current maturities of long-term debt at December 30, 2006 are the 7.25% senior notes due April 2007 totaling $100,000,000. It is our intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.
Our long-term debt to capitalization ratio was 36.9% at December 30, 2006. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
Other Considerations
As discussed in Note 11, Contingencies, beginning on page 13, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any under-funded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, we estimate that our share of withdrawal liability on all the multi-employer plans we participate in, some of which appear to be under-funded, could be as much as $130,000,000.
For those plans that appear to be under-funded, we do not currently believe that it is probable that there will be a mass withdrawal of employers contributing to these plans or that any of the plans will terminate in the near future. However, required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes could cause us to raise additional capital through debt financing or the issuance of equity or we may be required to cancel planned capital expenditures or share repurchases or a combination of these items.
Our affiliate, BSCC, is a cooperative for income tax purposes. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods and be liable for interest on such amounts. As of December 30, 2006, we have recorded deferred income tax liabilities of $680,000,000 related to BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but for which payment had been deferred as of December 30, 2006. In addition, if it was determined that all amounts since the inception of BSCC were inappropriately deferred, we estimate that the total interest that would be payable on the cumulative deferred balances could be as much as $185,000,000, prior to federal income tax benefit, as of December 30, 2006. We calculated this amount based upon the amounts deferred since the inception of BSCC applying the IRS interest rates in effect each period. We believe that the interest is not a probable liability and, accordingly, have not recorded any related amount in any period. Any unforeseen requirements to accelerate these tax liabilities and to pay related interest, if any, could cause us to raise additional capital through debt financing or the issuance of equity or we may be required to cancel planned capital expenditures or share repurchases or a combination of these items.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 158 will have on our consolidated financial statements. The effect of adoption at June 30, 2007, our adoption date, or any other future date, cannot be determined, since the impact is dependent upon on the measurements of each plan’s assets and obligations at such date. However, if this standard had been applied at July 1, 2006, the result would have been an increase in current liabilities of approximately $10,000,000, an increase in other long-term liabilities of approximately $145,000,000, a decrease in prepaid pension cost of approximately $160,000,000, a decrease in deferred taxes of approximately $120,000,000 and a decrease in shareholders’ equity of approximately $195,000,000.
Forward-Looking Statements
Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding expense trends; the impact of ongoing legal proceedings; the timing, expected cost savings and other long-term benefits of the National Supply Chain project and regional distribution centers; anticipated capital expenditures which may vary from projections; the ability to increase sales and market share and grow earnings; continued competitive advantages and positive results from growth initiatives; the potential for future success; pension plan contributions; the continuing impact of economic conditions on sales growth; growth strategies; SYSCO’s ability to refinance current maturities of long-term debt; and our ability to meet our cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including the current economic environment, increased fuel costs and consumer spending; SYSCO’s leverage and debt risks; the successful completion of acquisitions and integration of acquired companies as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results; the effect of competition on us and our customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management’s allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; the potential outcome of ongoing tax audits; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.
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
At December 30, 2006, we had outstanding $530,997,000 of commercial paper issuances at variable rates of interest with maturities through March 23, 2007. Excluding commercial paper issuances, our long-term debt obligations at December 30, 2006 were $1,330,062,000 and were primarily at fixed rates of interest.
In order to partially manage the volatility and uncertainty of fuel costs, from time to time, we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 30, 2006, outstanding forward diesel fuel purchase commitments total approximately $89,000,000, which will fix the price on a substantial portion of our fuel purchases through the end of calendar year 2007.

Item 4.	Controls and Procedures
SYSCO’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, SYSCO’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Low Margin Business; Inflation and Economic Sensitivity
The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent such product cost increases are not passed on to customers due to resistance to higher prices and the timing needed to pass on such increases. The foodservice industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence and the frequency and amount spent by consumers for food prepared away from home may negatively impact our sales and operating results. SYSCO’s operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties collecting accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although these factors have not had a material adverse impact on our past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.
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
Interruption of Supplies and Increases in Product Costs
We obtain substantially all of our foodservice and related products from third party suppliers. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather, crop conditions, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events (including, but not limited to, the outbreak of avian flu or similar food-borne illnesses in the United States and Canada). Our inability to obtain adequate supplies of our foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.
Baugh Supply Chain Cooperative Structure
The National Supply Chain project involved the creation of the Baugh Supply Chain Cooperative (BSCC) which administers a consolidated product procurement program to develop, obtain and ensure consistent quality food and non-food products. BSCC is a cooperative for income tax purposes. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise had deferred until future periods and be liable for interest on such amounts. As of December 30, 2006, we have recorded deferred income tax liabilities of $680,000,000 related to BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but for which payment had been deferred as of December 30, 2006. In addition, if it was determined that all amounts since the inception of BSCC were inappropriately deferred, we estimate that the total interest that would be payable on the cumulative deferred balances could be as much as $185,000,000, prior to federal income tax benefit, as of December 30, 2006. We calculated this amount based upon the amounts deferred since the inception of BSCC applying the IRS interest rates in effect each period. We believe that the interest is not a probable liability and, accordingly, have not recorded any related amount in any period. If we were required to accelerate a significant portion of these deferred tax liabilities, we may be required to raise additional capital through debt financing or the issuance of equity or we may be required to forego or defer planned capital expenditures or share repurchases or a combination thereof and may be required to pay interest on amounts deferred.
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
Labor Relations and Availability of Qualified Labor
As of July 1, 2006, approximately 8,800 employees at 55 operating companies were members of 61 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2007, 16 agreements covering approximately 2,000 employees have expired or will expire. As of December 30, 2006, nine agreements have been successfully renegotiated. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.
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
Multi-Employer Defined Benefit Pension Plans
We contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 10% of our current employees are participants in such multi-employer plans. In fiscal 2006, our total contributions to these plans were approximately $29,796,000. During the first 26 weeks of fiscal 2007, total contributions to these plans were approximately $15,735,000.
We do not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other contributing employers to the plan. Based upon the information available to us from plan administrators, we believe that some of these multi-employer plans are underfunded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required, and the level of benefits provided by the plans. In addition, the Pension Protection Act, enacted in August 2006, will require under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding, perhaps beginning as soon as 2008. As a result, our required contributions to these plans may increase in the future.
Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal, or the mass withdrawal of all contributing employers from any under-funded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, , we estimate that our share of withdrawal liability on all the multi-employer plans we participate in, some of which appear to be under-funded, could be as much as $130,000,000. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. Requirements to pay such increased contributions, withdrawal liability, and excise taxes could negatively impact our liquidity and results of operations.
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
Tax Audit
Our 2003 and 2004 federal income tax returns are under audit by the Internal Revenue Service (IRS). We have recorded a liability for our best estimate of the adjustment on certain positions which have been challenged by the IRS. While we believe that we have appropriate support for the other positions taken on these returns, if the IRS disagrees with positions taken by us on our tax returns, we could have additional tax liability, including interest and penalties in addition to the amounts already recorded. Payment of such amounts upon final adjudication of any disputes, if material, could have an adverse effect on our financial results and cash flows.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the second quarter of fiscal 2007:

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total Number of
			Shares Purchased as	(d) Maximum Number
		(b) Average	Part of Publicly	of Shares that May Yet
	(a) Total Number of	Price Paid per	Announced Plans or	Be Purchased Under
Period	Shares Purchased (1)	Share	Programs	the Plans or Programs
Month #1 Oct. 1 – Oct. 28	2,043,108	$33.17	2,040,000	15,255,200

Month #2 Oct. 29 – Nov. 25	305,300	34.41	280,000	14,975,200

Month #3 Nov. 26 – Dec. 30	2,360,181	36.31	2,275,000	12,700,200

Total	4,708,589	34.83	4,595,000	12,700,200

(1)	The total number of shares purchased includes 3,108, 25,300 and 85,181 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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

On December 15, 2006 we entered into a stock purchase plan with The Bank of New York to purchase up to 5,000,000 shares of SYSCO common stock as authorized under the November 2005 repurchase program pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A total of 3,775,000 shares were purchased between December 15, 2006 and January 31, 2007, including during company “blackout periods.” By its terms, the agreement terminated on January 31, 2007.
As of January 31, 2007, there were 9,800,200 shares remaining available for repurchase under the November 2005 repurchase program.

Item 3.	Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
We held our 2006 Annual Meeting of Stockholders on November 10, 2006. Four directors, Jonathan Golden, Joseph A. Hafner, Jr., Nancy S. Newcomb, and Richard J. Schnieders, were elected for a three-year term. One director, Manuel A. Fernandez, was elected for a one-year term. Directors whose terms continued after the meeting included John M. Cassaday, Judith B. Craven, Richard G. Merrill, Phyllis S. Sewell, John K. Stubblefield, Jr., Richard S. Tilghman and Jackie M. Ward.
Other matters voted on included:
•	Ratification of the appointment of Ernst & Young LLP as SYSCO’s independent accountants for fiscal 2007 and

•	Stockholder proposal requesting that the Board of Directors implement a majority vote policy by taking certain specified actions.
The final voting results were as follows:

Matter	Number of Votes Cast			Broker
Voted Upon	For	Against/Withheld	Abstain	Non-Votes
Election of Directors
Class II:
Jonathan Golden	482,208,031	43,833,051	n/a	n/a
Joseph A. Hafner, Jr.	494,447,491	31,593,591	n/a	n/a
Nancy S. Newcomb	494,378,757	31,662,325	n/a	n/a
Richard J. Schnieders	490,304,856	35,736,226	n/a	n/a

Class III:
Manuel A. Fernandez	493,666,360	32,374,721	n/a	n/a

Ratification of Independent Accountants	514,500,619	7,497,248	4,042,910	304

Approval of Stockholder Proposal Requesting Implementation of Majority Vote Policy	271,466,918	93,399,225	69,093,179	92,081,759

Item 5.	Other Information
None

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.5	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee,

incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

†10.1	Form of Retainer Stock Award Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2006 (File No. 1-6544).

*15.1	Report from Ernst & Young LLP dated February 5, 2007, re: unaudited financial statements.

*15.2	Acknowledgment letter from Ernst & Young LLP.

*31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION (Registrant)

	By	/s/ RICHARD J. SCHNIEDERS

Richard J. Schnieders Chairman of the Board, Chief Executive Officer and President

Date: February 8, 2007

	By	/s/ JOHN K. STUBBLEFIELD, JR.

John K. Stubblefield, Jr. Executive Vice President, Finance and Chief Financial Officer

Date: February 8, 2007

	By	/s/ G. MITCHELL ELMER

G. Mitchell Elmer Vice President, Controller and Chief Accounting Officer

Date: February 8, 2007

EXHIBIT INDEX

NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.5	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

NO.	DESCRIPTION

4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

†10.1	Form of Retainer Stock Award Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2006 (File No. 1-6544).

*15.1	Report from Ernst & Young LLP dated February 5, 2007, re: unaudited financial statements.

*15.2	Acknowledgment letter from Ernst & Young LLP.

*31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.