Form 10-Q/A
period 2006-09-30
SYSCO CORP
filed 2007-05-07
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Yes ☐ No ☑
618,127,271 shares of common stock were outstanding as of October 28, 2006.

		Page No.
Amendment No. 1 Explanatory Note		1

Part I. Financial Information

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

Part II. Other Information

Item 6.	Exhibits	32
Signatures		34
Report from Ernst & Young LLP
Acknowledgment Letter form Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Amendment No. 1 Explanatory Note
On May 3, 2007, SYSCO concluded, after review of our interpretation of FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1) and discussions with our independent auditors, that we should restate our previously filed financial statements for the first and second quarters of fiscal 2007 to correct the accounting for our corporate-owned life insurance policies. We became aware of the misapplication of FSP FTB 85-4-1 in connection with our periodic review and evaluation of the corporate-owned life insurance policies. In the first quarter of fiscal 2007, we adopted FSP FTB 85-4-1 using the investment method. Our adoption resulted in a cumulative-effect charge to retained earnings of $39,735,000 to recognize the impact of adjusting the existing corporate-owned life insurance policies to historical cost, and we ceased to recognize the changes in the cash surrender value of these policies. We now have determined that our corporate-owned life insurance policies are not life settlement contracts as defined by FSP FTB 85-4-1 and therefore this accounting standard is not applicable to us. Accordingly, our Form 10-Q filings for the first and second quarter of fiscal 2007 are being restated to accurately account for our corporate-owned life insurance policies. This restatement results in the reversal of the cumulative effective of accounting change of $39,735,000 originally recorded by the company in the first quarter of fiscal 2007 and a decrease in operating expenses by $1,395,000 to record the change in cash surrender value for the 13 week period ended September 30, 2006.
This Amendment No. 1 on Form 10-Q/A, which amends and restates our Part I and Item 6 of Part II of Form 10-Q for the quarter ended September 30, 2006, initially filed with the Securities and Exchange Commission (SEC) on November 9, 2006, is being filed to reflect the restatement of the consolidated financial statements and other financial and related information of SYSCO, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, as presented herein. This Amendment reflects the accounting corrections discussed above. All other information in the amended Items, as well as Items 1, 1A and 2 – 5, is unchanged and reflects the disclosures made at the time of the original filing. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

	Sept. 30, 2006	July 1, 2006	Oct. 1, 2005
	(unaudited)		(unaudited)
	(restated*)
ASSETS
Current assets
Cash	$180,721	$201,897	$177,918
Accounts and notes receivable, less allowances of $41,432, $29,100 and $41,285	2,636,834	2,483,720	2,406,855
Inventories	1,715,608	1,608,233	1,568,546
Deferred taxes	87,292	—	65,184
Prepaid expenses	74,735	59,154	67,344
Prepaid income taxes	—	46,690	—

Total current assets	4,695,190	4,399,694	4,285,847
Plant and equipment at cost, less depreciation	2,486,301	2,464,900	2,280,580
Other assets
Goodwill	1,329,782	1,302,591	1,245,390
Intangibles, less amortization	96,136	95,651	79,706
Restricted cash	111,673	102,274	102,178
Prepaid pension cost	400,049	388,650	381,510
Other assets	242,959	238,265	230,575

Total other assets	2,180,599	2,127,431	2,039,359

Total assets	$9,362,090	$8,992,025	$8,605,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$6,000	$29,300	$31,606
Accounts payable	1,913,688	1,891,357	1,806,046
Accrued expenses	694,069	745,781	667,429
Accrued income taxes	480,775	—	473,645
Deferred taxes	—	453,700	—
Current maturities of long-term debt	106,933	106,265	210,431

Total current liabilities	3,201,465	3,226,403	3,189,157
Other liabilities
Long-term debt	1,738,858	1,627,127	1,451,697
Deferred taxes	861,776	723,349	854,889
Other long-term liabilities	372,149	362,862	389,653

Total other liabilities	2,972,783	2,713,338	2,696,239
Contingencies
Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share
Authorized 2,000,000,000 shares; issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	555,409	525,684	438,692
Retained earnings	5,124,362	4,999,440	4,667,348
Other comprehensive income	84,171	84,618	21,910

	6,529,117	6,374,917	5,893,125
Less cost of treasury stock, 146,144,059, 146,279,320 and 142,603,332 shares	3,341,275	3,322,633	3,172,735

Total shareholders’ equity	3,187,842	3,052,284	2,720,390

Total liabilities and shareholders’ equity	$9,362,090	$8,992,025	$8,605,786

*	See Note 1 – Restatement and Basis of Presentation
Note: The July 1, 2006 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (unaudited)
(In Thousands Except for Share and Per Share Data)

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
	(*restated)
Sales	$8,672,072	$8,010,484

Costs and expenses
Cost of sales	7,002,856	6,480,793
Operating expenses	1,276,882	1,176,656
Interest expense	25,766	22,246
Other, net	(9,038)	(3,115)

Total costs and expenses	8,296,466	7,676,580

Earnings before income taxes and cumulative effect of accounting change	375,606	333,904
Income taxes	145,458	134,694

Earnings before cumulative effect of accounting change	$230,148	$199,210
Cumulative effect of accounting change	—	9,285

Net earnings	$230,148	$208,495

Earnings before cumulative effect of accounting change:
Basic earnings per share	$0.37	$0.32
Diluted earnings per share	0.37	0.31

Net earnings:
Basic earnings per share	0.37	0.33
Diluted earnings per share	0.37	0.33

Average shares outstanding	620,127,064	626,554,930
Diluted shares outstanding	625,486,950	634,959,278

Dividends declared per common share	$0.17	$0.15

*	See Note 1 – Restatement and Basis of Presentation
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In Thousands)

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
	(*restated)
Net earnings	$230,148	$208,495

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(554)	28,511
Change in fair value of forward-starting interest rate swap	—	7,064
Amortization of cash flow hedge	107	12

Total other comprehensive income (loss)	(447)	35,587

Comprehensive income	$229,701	$244,082

*	See Note 1 – Restatement and Basis of Presentation
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (unaudited)
(In Thousands)

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
	(*restated)
Operating activities:
Net earnings	$230,148	$208,495
Add non-cash items:
Cumulative effect of accounting change	—	(9,285)
Share-based compensation expense	29,621	41,280
Depreciation and amortization	90,060	85,056
Deferred tax provision	133,866	112,007
Provision for losses on receivables	8,915	7,703
(Gain) loss on sale of assets	(5,452)	360
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(151,316)	(112,765)
(Increase) in inventories	(104,342)	(93,571)
(Increase) in prepaid expenses	(15,588)	(7,021)
Increase (decrease) in accounts payable	27,364	(2,470)
(Decrease) in accrued expenses	(53,704)	(40,341)
(Decrease) in accrued income taxes	(4,596)	(23,462)
(Increase) in other assets	(6,905)	(6,005)
(Decrease) increase in other long-term liabilities and prepaid pension cost, net	(2,112)	42,595
Excess tax benefits from share-based compensation arrangements	(2,776)	(2,236)

Net cash provided by operating activities	173,183	200,340

Investing activities:
Additions to plant and equipment	(115,879)	(94,028)
Proceeds from sales of plant and equipment	10,252	9,654
Acquisition of businesses, net of cash acquired	(43,443)	(28,357)
Increase in restricted cash	(11,899)	(447)

Net cash used for investing activities	(160,969)	(113,178)

Financing activities:
Bank and commercial paper borrowings (repayments), net	90,544	(36,269)
Other debt borrowings	831	499,765
Other debt repayments	(2,152)	(202,533)
Debt issuance costs	—	(3,752)
Cash paid for termination of interest rate swap	—	(21,196)
Common stock reissued from treasury	45,186	52,355
Treasury stock purchases	(65,281)	(295,424)
Dividends paid	(105,233)	(94,557)
Excess tax benefits from share-based compensation arrangements	2,776	2,236

Net cash used for financing activities	(33,329)	(99,375)

Effect of exchange rates on cash	(61)	(1,547)

Net decrease in cash	(21,176)	(13,760)
Cash at beginning of period	201,897	191,678

Cash at end of period	$180,721	$177,918

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,816	$21,076
Income taxes	15,658	42,024

*	See Note 1 – Restatement and Basis of Presentation
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.	Restatement and Basis of Presentation

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

On May 3, 2007, the company concluded, after review of its interpretation of FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1) and discussions with its independent auditors, that it should restate its previously filed financial statements for the first and second quarters in fiscal 2007 to correct the accounting for corporate-owned life insurance policies. The company became aware of the misapplication of FSP FTB 85-4-1 in connection with its periodic review and evaluation of the corporate-owned life insurance policies. In the first quarter of fiscal 2007, SYSCO adopted FSP FTB 85-4-1 using the investment method and the company ceased to recognize fair value adjustments for increases or decreases in cash surrender values of these policies. The company’s adoption resulted in a cumulative-effect adjustment to retained earnings of $39,735,000 to recognize the impact of adjusting the existing corporate-owned life insurance policies to historical cost. SYSCO has now determined that its corporate-owned life insurance policies are not life settlement contracts as defined by FSP FTB 85-4-1 and therefore this accounting standard is not applicable to SYSCO. The company is restating its previously issued financial statements to reverse the cumulative effective of accounting change of $39,735,000 relating to the adoption of FSP FTB 85-4-1 originally recorded by the company in the first quarter of fiscal 2007 and to decrease operating expenses by $1,395,000 to record the change in cash surrender value for the 13 week period ended September 30, 2006. These corrections increased retained earnings by $41,130,000, comprised of a reversal of $39,735,000 in expense and a gain of $1,395,000 related to the cash surrender value of the life insurance policies, and increase other assets by $41,130,000. For the actual impact of these financial statement adjustments to the financial statements for the 13 week period ended September 30, 2006, see the tables below.

Consolidated Balance Sheet (unaudited)
As of September 30, 2006	As Previously
(In Thousands Except For Share Data)	Reported	Adjustment	As Restated

ASSETS
Current assets
Cash	$180,721	$—	$180,721
Accounts and notes receivable, net	2,636,834	—	2,636,834
Inventories	1,715,608	—	1,715,608
Deferred taxes	87,292	—	87,292
Prepaid expenses	74,735	—	74,735
Prepaid income taxes	—	—	—

Total current assets	4,695,190	—	4,695,190
Plant and equipment at cost, less depreciation	2,486,301	—	2,486,301
Other assets
Goodwill	1,329,782	—	1,329,782
Intangibles, less amortization	96,136	—	96,136
Restricted cash	111,673	—	111,673
Prepaid pension cost	400,049	—	400,049
Other assets	201,829	41,130	242,959

Total other assets	2,139,469	41,130	2,180,599

Total assets	$9,320,960	$41,130	$9,362,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$6,000	$—	$6,000
Accounts payable	1,913,688	—	1,913,688
Accrued expenses	694,069	—	694,069
Accrued income taxes	480,775	—	480,775
Deferred taxes	—	—	—
Current maturities of long-term debt	106,933	—	106,933

Total current liabilities	3,201,465	—	3,201,465
Other liabilities
Long-term debt	1,738,858	—	1,738,858
Deferred taxes	861,776	—	861,776
Other long-term liabilities	372,149	—	372,149

Total other liabilities	2,972,783	—	2,972,783
Contingencies
Shareholders’ equity
Preferred stock	—	—	—
Common stock	765,175	—	765,175
Paid-in capital	555,409	—	555,409
Retained earnings	5,083,232	41,130	5,124,362
Other comprehensive income	84,171	—	84,171

	6,487,987	41,130	6,529,117
Less cost of treasury stock	3,341,275	—	3,341,275

Total shareholders’ equity	3,146,712	41,130	3,187,842

Total liabilities and shareholders’ equity	$9,320,960	$41,130	$9,362,090

Consolidated Results of Operations (unaudited)
13-Week Period Ended September 30, 2006	As Previously
(In Thousands Except for Share and Per Share Data)	Reported	Adjustment	As Restated

Sales	$8,672,072	$—	$8,672,072

Costs and expenses
Cost of sales	7,002,856	—	7,002,856
Operating expenses	1,278,277	(1,395)	1,276,882
Interest expense	25,766	—	25,766
Other, net	(9,038)	—	(9,038)

Total costs and expenses	8,297,861	(1,395)	8,296,466

Earnings before income taxes and cumulative effect of accounting change	374,211	1,395	375,606
Income taxes	145,458	—	145,458

Earnings before cumulative effect of accounting change	228,753	1,395	230,148
Cumulative effect of accounting change	(39,735)	39,735	—

Net earnings	$189,018	$41,130	$230,148

Earnings before cumulative effect of accounting change:
Basic earnings per share	$0.37	$—	$0.37
Diluted earnings per share	0.37	—	0.37

Net earnings:
Basic earnings per share	0.30	0.07	0.37
Diluted earnings per share	0.30	0.07	0.37

Average shares outstanding	620,127,064	—	620,127,064
Diluted shares outstanding	625,486,950	—	625,486,950

Consolidated Statements of Comprehensive Income
(unaudited)
13-Week Period Ended September 30, 2006	As Previously
(In Thousands)	Reported	Adjustment	As Restated

Net earnings	$189,018	$41,130	$230,148

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(554)	—	(554)
Amortization of cash flow hedge	107	—	107

Total other comprehensive income (loss)	(447)	—	(447)

Comprehensive income	$188,571	$41,130	$229,701

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

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
	(*restated)
Numerator:
Earnings before cumulative effect of accounting change	$230,148,000	$199,210,000
Cumulative effect of accounting change	—	9,285,000

Net earnings	$230,148,000	$208,495,000

Denominator:
Weighted-average basic shares outstanding	620,127,064	626,554,930
Dilutive effect of employee and director stock options	5,359,886	8,404,348

Weighted-average diluted shares outstanding	625,486,950	634,959,278

Basic earnings per share:
Earnings before cumulative effect of accounting change	$0.37	$0.32
Cumulative effect of accounting change	—	0.01

Net earnings	$0.37	$0.33

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$0.37	$0.31
Cumulative effect of accounting change	—	0.02

Net earnings	$0.37	$0.33

*	See Note 1 – Restatement and Basis of Presentation
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

The effective tax rate for the first quarter of fiscal 2007 was 38.7%, a decrease from the effective tax rate of 40.3% for the first quarter of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007. SYSCO recorded a tax benefit of $3,270,000, or 11.0% of the total $29,621,000 in share-based compensation expense recorded in the 13-week period ended September 30, 2006. SYSCO recorded a tax benefit of $6,000,000, or 14.5% of the total $41,280,000 in share-based compensation expense recorded in the 13-week period ended October 1, 2005.

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

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
Sales (in thousands):
Broadline	$6,844,822	$6,403,567
SYGMA	1,072,077	1,008,438
Other	868,815	684,972
Intersegment sales	(113,642)	(86,493)

Total	$8,672,072	$8,010,484

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
	(*restated)
Earnings before income taxes and cumulative effect of accounting change (in thousands):
Broadline	$411,106	$376,464
SYGMA	1,447	(2,787)
Other	28,465	24,697

Total segments	441,018	398,374
Unallocated corporate expenses	(65,412)	(64,470)

Total	$375,606	$333,904

	Sept. 30, 2006	July 1, 2006	Oct. 1, 2005
	(*restated)
Assets (in thousands):
Broadline	$5,549,038	$5,248,223	$5,186,997
SYGMA	342,153	359,116	299,366
Other	864,936	832,223	697,667

Total segments	6,756,127	6,439,562	6,184,030
Corporate	2,605,963	2,552,463	2,421,756

Total	$9,362,090	$8,992,025	$8,605,786

*	See Note 1 – Restatement and Basis of Presentation

13.	Supplemental Guarantor Information

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

	Condensed Consolidating Balance Sheet
	September 30, 2006
	(*restated)
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$203,705	$24	$4,491,461	$—	$4,695,190
Investment in subsidiaries	11,605,547	323,063	133,368	(12,061,978)	—
Plant and equipment, net	181,123	—	2,305,178	—	2,486,301
Other assets	732,285	—	1,448,314	—	2,180,599

Total assets	$12,722,660	$323,087	$8,378,321	$(12,061,978)	$9,362,090

Current liabilities	$418,486	$3,976	$2,779,003	$—	$3,201,465
Intercompany payables (receivables)	7,217,895	49,657	(7,267,552)	—	—
Long-term debt	1,485,016	211,259	42,583	—	1,738,858
Other liabilities	521,315	—	712,610	—	1,233,925
Shareholders’ equity	3,079,948	58,195	12,111,677	(12,061,978)	3,187,842

Total liabilities and shareholders’ equity	$12,722,660	$323,087	$8,378,321	$(12,061,978)	$9,362,090

*	See Note 1 – Restatement and Basis of Presentation

	Condensed Consolidating Balance Sheet
	July 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$162,177	$35	$4,237,482	$—	$4,399,694
Investment in subsidiaries	11,282,232	317,812	125,433	(11,725,477)	—
Plant and equipment, net	174,020	—	2,290,880	—	2,464,900
Other assets	711,056	—	1,416,375	—	2,127,431

Total assets	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

Current liabilities	$331,417	$1,022	$2,893,964	$—	$3,226,403
Intercompany payables (receivables)	7,207,923	38,308	(7,246,231)	—	—
Long-term debt	1,358,452	224,247	44,428	—	1,627,127
Other liabilities	487,858	—	598,353	—	1,086,211
Shareholders’ equity	2,943,835	54,270	11,779,656	(11,725,477)	3,052,284

Total liabilities and shareholders’ equity	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

	Condensed Consolidating Balance Sheet
	October 1, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$176,573	$23	$4,109,251	$—	$4,285,847
Investment in subsidiaries	10,272,749	303,786	107,678	(10,684,213)	—
Plant and equipment, net	121,707	—	2,158,873	—	2,280,580
Other assets	694,680	—	1,344,679	—	2,039,359

Total assets	$11,265,709	$303,809	$7,720,481	$(10,684,213)	$8,605,786

Current liabilities	$514,491	$26,503	$2,648,163	$—	$3,189,157
Intercompany payables (receivables)	6,391,264	35,390	(6,426,654)	—	—
Long-term debt	1,204,071	199,575	48,051	—	1,451,697
Other liabilities	524,734	—	719,808	—	1,244,542
Shareholders’ equity	2,631,149	42,341	10,731,113	(10,684,213)	2,720,390

Total liabilities and shareholders’ equity	$11,265,709	$303,809	$7,720,481	$(10,684,213)	$8,605,786

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended September 30, 2006
	(*restated)
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,672,072	$—	$8,672,072
Cost of sales	—	—	7,002,856	—	7,002,856
Operating expenses	61,469	32	1,215,381	—	1,276,882
Interest expense (income)	98,278	2,724	(75,236)	—	25,766
Other, net	(6,429)	—	(2,609)	—	(9,038)

Total costs and expenses	153,318	2,756	8,140,392	—	8,296,466

Earnings (losses) before income taxes and cumulative effect of accounting change	(153,318)	(2,756)	531,680	—	375,606
Income tax (benefit) provision	(60,135)	(1,071)	206,664	—	145,458
Equity in earnings of subsidiaries	323,331	5,676	—	(329,007)	—

Net earnings	$230,148	$3,991	$325,016	$(329,007)	$230,148

*	See Note 1 – Restatement and Basis of Presentation

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended October 1, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,010,484	$—	$8,010,484
Cost of sales	—	—	6,480,793	—	6,480,793
Operating expenses	59,666	28	1,116,962	—	1,176,656
Interest expense (income)	84,658	3,217	(65,629)	—	22,246
Other, net	(677)	—	(2,438)	—	(3,115)

Total costs and expenses	143,647	3,245	7,529,688	—	7,676,580

Earnings (losses) before income taxes and cumulative effect of accounting change	(143,647)	(3,245)	480,796	—	333,904
Income tax (benefit) provision	(44,387)	(1,217)	180,298	—	134,694
Equity in earnings of subsidiaries	298,470	3,228	—	(301,698)	—

Net earnings before cumulative effect of accounting change	199,210	1,200	300,498	(301,698)	199,210
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$208,495	$1,200	$300,498	$(301,698)	$208,495

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended September 30, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:

Operating activities	$28,654	$1,280	$143,249	$173,183
Investing activities	(27,304)	—	(133,665)	(160,969)
Financing activities	(19,936)	(12,988)	(405)	(33,329)
Effect of exchange rate on cash	—	—	(61)	(61)
Intercompany activity	12,293	11,708	(24,001)	—

Net decrease in cash	(6,293)	—	(14,883)	(21,176)
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$124,982	$—	$55,739	$180,721

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended October 1, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:

Operating activities	$21,830	$1,646	$176,864	$200,340
Investing activities	(7,567)	—	(105,611)	(113,178)
Financing activities	(86,572)	(11,477)	(1,326)	(99,375)
Effect of exchange rate on cash	—	—	(1,547)	(1,547)
Intercompany activity	54,567	9,831	(64,398)	—

Net (decrease) increase in cash	(17,742)	—	3,982	(13,760)
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$108,006	$—	$69,912	$177,918

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless this Form 10-Q/A indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “SYSCO” as used in this Form 10-Q/A refer to Sysco Corporation together with our consolidated subsidiaries and divisions. This discussion should be read in conjunction with our consolidated financial statements as of July 1, 2006, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

Highlights

Results of Operations

Sales increased 8.3% in the first quarter of fiscal 2007 over the comparable prior year period. Accounting pronouncement EITF 04-13 (see below) negatively impacted sales growth in fiscal 2007 by 1.1% and also affects the comparison of gross margins, operating expenses and earnings as a percentage of sales between the periods. Gross margins as a percentage of sales for the first quarter of fiscal 2007 were 19.2%, which was an increase of 0.1% from the first quarter of fiscal 2006. Operating expenses as a percentage of sales for the first quarter of fiscal 2007 were consistent with the comparable prior year period. The comparison of the two periods is impacted by decreased share-based compensation expense and decreased pension costs, offset by increased fuel costs. Earnings before the cumulative effect of accounting change and diluted earnings per share before the cumulative effect of accounting change increased 15.5% and 19.4%, respectively, in the first quarter of fiscal 2007 over the comparable prior year period.

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

Results of Operations

The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sept. 30, 2006	Oct. 1, 2005
Sales	100.0%	100.0%

Costs and Expenses
Cost of sales	80.8	80.9
Operating expenses	14.7	14.7
Interest expense	0.3	0.2
Other, net	(0.1)	0.0

Total costs and expenses	95.7	95.8

Earnings before income taxes and cumulative effect of accounting change	4.3	4.2
Income taxes	1.7	1.7

Earnings before cumulative effect of accounting change	2.6	2.5
Cumulative effect of accounting change	—	0.1

Net earnings	2.6%	2.6%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period
Sales	8.3%

Costs and Expenses
Cost of sales	8.1
Operating expenses	8.5
Interest expense	15.8
Other, net	190.1

Total costs and expenses	8.1

Earnings before income taxes and cumulative effect of accounting change	12.5
Income taxes	8.0

Earnings before cumulative effect of accounting change	15.5
Cumulative effect of accounting change	—

Net earnings	10.4%

Earnings before cumulative effect of accounting change:
Basic earnings per share	15.6%
Diluted earnings per share	19.4

Net earnings:
Basic earnings per share	12.1
Diluted earnings per share	12.1

Average shares outstanding	(1.0)
Diluted shares outstanding	(1.5)
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

Operating Expenses

Operating expenses were 14.7% of sales for both the first quarter of fiscal 2007 and the comparable period in the prior year. Share-based compensation cost decreased $11,659,000 in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, due primarily to the completion of expense recognition in fiscal 2006 of a significant number of options granted in fiscal 2002. Net pension costs decreased $13,999,000 in the first quarter of fiscal 2007 over the first quarter of fiscal 2006, due primarily to the increase in the discount rate used to determine fiscal 2007 pension costs. Fuel costs increased approximately $9,011,000 in the first quarter of fiscal 2007 over the first quarter of fiscal 2006. Operating expenses were reduced by $1,395,000 in the first quarter of fiscal 2007 to adjust the carrying value of life insurance assets to their cash surrender value, as compared to the recognition of a gain of $4,608,000 in the first quarter of fiscal 2006.

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

Income Taxes

The effective tax rate for the first quarter of fiscal 2007 was 38.7%, a decrease from the effective tax rate of 40.3% for the first quarter of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007.

We recorded a tax benefit of $3,270,000, or 11.0% of the total $29,621,000 in share-based compensation expense recorded in the 13-week period ended September 30, 2006. We recorded a tax benefit of $6,000,000, or 14.5% of the total $41,280,000 in share-based compensation expense recorded in the 13-week period ended October 1, 2005.

Net Earnings

Net earnings before cumulative effect of accounting change increased 15.5% in the first quarter of fiscal 2007 over the comparable period of the prior year. The increase was due primarily to the factors discussed above.

Net earnings increased 10.4% in the first quarter of fiscal 2007 over the comparable period of the prior year due primarily to the factors discussed above. In addition, in the first quarter of fiscal 2006, we recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings by $9,285,000, net of tax.

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

Both basic earnings per share and diluted earnings per share increased 12.1% in the first quarter of fiscal 2007 over the comparable period of the prior year. These increases were primarily due to the factors discussed above.

Segment Results

The following table sets forth the change in the selected financial data of each of our reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 12, Business Segment Information beginning on page 15:

	13-Week Period
		Earnings
	Sales	before taxes
Broadline	6.9%	9.2%
SYGMA	6.3	151.9 (1)
Other	26.8	15.3

(1)	SYGMA had earnings before taxes of $1,447,000 in the first quarter of fiscal 2007 and a loss of $2,787,000 in the first quarter of fiscal 2006.

The following table sets forth sales and earnings before income taxes of each of our reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 12, Business Segment Information beginning on page 15:

	13-Week Period Ended
	September 30, 2006		October 1, 2005
		Earnings before		Earnings before
	Sales	taxes	Sales	taxes
Broadline	78.9%	109.4%	79.9%	112.7%
SYGMA	12.4	0.4	12.6	(0.8)
Other	10.0	7.6	8.6	7.4
Intersegment sales	(1.3)	—	(1.1)	—
Unallocated corporate expenses	—	(17.4)	—	(19.3)

Total	100.0%	100.0%	100.0%	100.0%

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

The long-term debt to capitalization ratio was 36.7% at September 30, 2006. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.

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

In addition, share repurchases could be affected by market prices for the company’s securities as well as management’s decision to utilize our capital for other purposes. Interest paid is impacted by capital and borrowing needs and changes in interest rates. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

†10.1	First Amendment to the Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

†10.2	Second Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

†10.3	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

*15.1	Report from Ernst & Young LLP dated May 3, 2007, re: unaudited financial statements.

*15.2	Acknowledgment letter from Ernst & Young LLP.

*31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION (Registrant)
By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board, Chief Executive Officer and President

Date: May 7, 2007

By	/s/ JOHN K. STUBBLEFIELD, JR.
John K. Stubblefield, Jr.
Executive Vice President, Finance and Chief Financial Officer

Date: May 7, 2007

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Vice President, Controller and Chief Accounting Officer

Date: May 7, 2007

EXHIBIT INDEX

NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

4.5	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

NO.	DESCRIPTION

4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

†10.1	First Amendment to the Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

†10.2	Second Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

†10.3	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

*15.1	Report from Ernst & Young LLP dated May 3, 2007, re: unaudited financial statements.

*15.2	Acknowledgment letter from Ernst & Young LLP.

*31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

*	Filed herewith.