Form 10-Q/A
period 2006-12-30
SYSCO CORP
filed 2007-05-07
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
616,987,398 shares of common stock were outstanding as of January 27, 2007.

Page No.
Amendment No. 1 Explanatory Note	1
Part I. Financial Information

Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	37

Part II. Other Information

Item 6. Exhibits	38

Signatures	40
Report from Ernst & Young LLP
Acknowledgment Letter form Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Amendment No. 1 Explanatory Note
On May 3, 2007, SYSCO concluded, after review of our interpretation of FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1) and discussions with our independent auditors, that we should restate our previously filed financial statements for the first and second quarters of fiscal 2007 to correct the accounting for our corporate-owned life insurance policies. We became aware of the misapplication of FSP FTB 85-4-1 in connection with our periodic review and evaluation of the corporate-owned life insurance policies. In the first quarter of fiscal 2007, we adopted FSP FTB 85-4-1 using the investment method. Our adoption resulted in a cumulative-effect charge to retained earnings of $39,735,000 to recognize the impact of adjusting the existing corporate-owned life insurance policies to historical cost, and we ceased to recognize the changes in the cash surrender value of these policies. We now have determined that our corporate-owned life insurance policies are not life settlement contracts as defined by FSP FTB 85-4-1 and therefore this accounting standard is not applicable to us. Accordingly, our Form 10-Q filings for the first and second quarter of fiscal 2007 are being restated to accurately account for our corporate-owned life insurance policies. This restatement results in the reversal of the cumulative effective of accounting change of $39,735,000 originally recorded by the company in the first quarter of fiscal 2007 and a decrease in operating expenses by $11,247,000 and $9,852,000 to record the change in cash surrender value for the 26 week and 13 week periods ended December 30, 2006, respectively.
This Amendment No. 1 on Form 10-Q/A, which amends and restates our Part I and Item 6 of Part II of Form 10-Q for the quarter ended December 30, 2006, initially filed with the Securities and Exchange Commission (SEC) on February 8, 2007, is being filed to reflect the restatement of the consolidated financial statements and other financial and related information of SYSCO, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, as presented herein. This Amendment reflects the accounting corrections discussed above. All other information in the amended Items, as well as Items 1, 1A and 2-5, is unchanged and reflects the disclosures made at the time of the original filing. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

	Dec. 30, 2006	July 1, 2006	Dec. 31, 2005
	(unaudited)		(unaudited)
	(restated*)
ASSETS
Current assets
Cash	$185,862	$201,897	$253,938
Accounts and notes receivable, less allowances of $50,593, $29,100 and $53,229	2,551,114	2,483,720	2,360,132
Inventories	1,717,978	1,608,233	1,672,908
Prepaid expenses	69,785	59,154	65,273
Prepaid income taxes	—	46,690	—

Total current assets	4,524,739	4,399,694	4,352,251
Plant and equipment at cost, less depreciation	2,593,874	2,464,900	2,344,423
Other assets
Goodwill	1,324,014	1,302,591	1,263,609
Intangibles, less amortization	92,759	95,651	83,375
Restricted cash	112,453	102,274	102,723
Prepaid pension cost	412,310	388,650	428,005
Other assets	257,231	238,265	235,801

Total other assets	2,198,767	2,127,431	2,113,513

Total assets	$9,317,380	$8,992,025	$8,810,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$10,040	$29,300	$31,814
Accounts payable	1,888,178	1,891,357	1,813,247
Accrued expenses	745,892	745,781	689,048
Income taxes	282,208	—	189,593
Deferred taxes	211,832	453,700	208,224
Current maturities of long-term debt	105,077	106,265	209,247

Total current liabilities	3,243,227	3,226,403	3,141,173
Other liabilities
Long-term debt	1,755,982	1,627,127	1,827,586
Deferred taxes	700,182	723,349	727,084
Other long-term liabilities	381,342	362,862	403,087

Total other liabilities	2,837,506	2,713,338	2,957,757
Contingencies
Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share
Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	589,380	525,684	470,274
Retained earnings	5,253,486	4,999,440	4,766,135
Other comprehensive income	62,143	84,618	21,980

	6,670,184	6,374,917	6,023,564
Less cost of treasury stock, 147,698,956, 146,279,320 and 146,656,748 shares	3,433,537	3,322,633	3,312,307

Total shareholders’ equity	3,236,647	3,052,284	2,711,257

Total liabilities and shareholders’ equity	$9,317,380	$8,992,025	$8,810,187

Note: The July 1, 2006 balance sheet has been derived from the audited financial statements at that date.

*	See Note 1 – Restatement and Basis of Presentation
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (unaudited)
(In Thousands Except for Share and Per Share Data)

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
	(*restated)		(*restated)
Sales	$17,240,820	$15,981,545	$8,568,748	$7,971,061

Costs and expenses
Cost of sales	13,918,115	12,915,546	6,915,259	6,434,753
Operating expenses	2,507,849	2,348,125	1,230,967	1,171,469
Interest expense	53,772	51,473	28,006	29,227
Other, net	(12,413)	(5,335)	(3,375)	(2,220)
Total costs and expenses	16,467,323	15,309,809	8,170,857	7,633,229

Earnings before income taxes and cumulative effect of accounting change	773,497	671,736	397,891	337,832
Income taxes	296,811	268,344	151,353	133,650

Earnings before cumulative effect of accounting change	476,686	403,392	246,538	204,182
Cumulative effect of accounting change	—	9,285	—	—

Net earnings	$476,686	$412,677	$246,538	$204,182

Earnings before cumulative effect of accounting change:
Basic earnings per share	$0.77	$0.65	$0.40	$0.33
Diluted earnings per share	0.76	0.64	0.39	0.33

Net earnings:
Basic earnings per share	0.77	0.66	0.40	0.33
Diluted earnings per share	0.76	0.65	0.39	0.33

Average shares outstanding	619,642,963	623,470,638	619,158,876	620,137,592
Diluted shares outstanding	626,777,041	631,396,186	628,429,841	627,147,814

Dividends declared per common share	$0.36	$0.32	$0.19	$0.17

*	See Note 1 – Restatement and Basis of Presentation
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In Thousands)

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
	(*restated)		(*restated)
Net earnings	$476,686	$412,677	$246,538	$204,182

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(22,689)	28,474	(22,135)	(37)
Change in fair value of forward-starting interest rate swap	—	7,064	—	—
Amortization of cash flow hedge	214	119	107	107

Total other comprehensive income (loss)	(22,475)	35,657	(22,028)	70

Comprehensive income	$454,211	$448,334	$224,510	$204,252

*	See Note 1 – Restatement and Basis of Presentation
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (unaudited)
(In Thousands)

	26-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005
	(*restated)
Operating activities:
Net earnings	$476,686	$412,677
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of accounting change	—	(9,285)
Share-based compensation expense	49,916	74,168
Depreciation and amortization	178,871	169,558
Deferred tax provision	271,473	261,766
Provision for losses on receivables	15,417	16,654
(Gain) loss on sale of assets	(5,326)	380
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(81,371)	(57,632)
(Increase) in inventories	(113,283)	(193,578)
(Increase) in prepaid expenses	(10,832)	(4,716)
Increase (decrease) in accounts payable	10,040	(8,753)
(Decrease) in accrued expenses	(21,205)	(30,287)
(Decrease) in accrued income taxes	(195,621)	(311,809)
(Increase) in other assets	(24,841)	(14,046)
(Decrease) increase in other long-term liabilities and prepaid pension cost, net	(5,180)	9,534
Excess tax benefits from share-based compensation arrangements	(4,564)	(3,080)

Net cash provided by operating activities	540,180	311,551

Investing activities:
Additions to plant and equipment	(314,497)	(232,559)
Proceeds from sales of plant and equipment	11,555	12,211
Acquisition of businesses, net of cash acquired	(44,618)	(54,776)
Increase in restricted cash	(12,679)	(992)

Net cash used for investing activities	(360,239)	(276,116)

Financing activities:
Bank and commercial paper borrowings (repayments ), net	112,169	342,024
Other debt borrowings	3,603	499,987
Other debt repayments	(6,197)	(206,698)
Debt issuance costs	—	(3,955)
Cash paid for termination of interest rate swap	—	(21,196)
Common stock reissued from treasury	127,522	76,215
Treasury stock purchases	(225,177)	(473,181)
Dividends paid	(210,528)	(188,159)
Excess tax benefits from share-based compensation arrangements	4,564	3,080

Net cash (used for) provided by financing activities	(194,044)	28,117

Effect of exchange rates on cash	(1,932)	(1,292)

Net (decrease) increase in cash	(16,035)	62,260
Cash at beginning of period	201,897	191,678

Cash at end of period	$185,862	$253,938

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,092	$47,664
Income taxes	220,406	313,493

*	See Note 1 – Restatement and Basis of Presentation
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.	Restatement and Basis of Presentation

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

On May 3, 2007, the company concluded, after review of its interpretation of FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (FSP FTB 85-4-1) and discussions with its independent auditors, that it should restate its previously filed financial statements for the first and second quarters in fiscal 2007 to correct the accounting for corporate-owned life insurance policies. The company became aware of the misapplication of FSP FTB 85-4-1 in connection with its periodic review and evaluation of the corporate-owned life insurance policies. In the first quarter of fiscal 2007, SYSCO adopted FSP FTB 85-4-1 using the investment method and the company ceased to recognize fair value adjustments for increases or decreases in cash surrender values of these policies. The company’s adoption resulted in a cumulative-effect adjustment to retained earnings of $39,735,000 to recognize the impact of adjusting the existing corporate-owned life insurance policies to historical cost. SYSCO has now determined that its corporate-owned life insurance policies are not life settlement contracts as defined by FSP FTB 85-4-1 and therefore this accounting standard is not applicable to SYSCO. The company is restating its previously issued financial statements to reverse the cumulative effective of accounting change of $39,735,000 relating to the adoption of FSP FTB 85-4-1 originally recorded by the company in the first quarter of fiscal 2007 and to decrease operating expenses by $11,247,000 and $9,852,000 to record the change in cash surrender value for the 26 week and 13 week periods ended December 30, 2006, respectively. These corrections increased retained earnings by $50,982,000, comprised of a reversal of $39,735,000 in expense and a gain of $11,247,000 related to the cash surrender value of the life insurance policies, and increase other assets by $50,982,000. For the actual impact of these financial statement adjustments to the financial statements for the 26 week period and 13 week period ended December 30, 2006, see the tables below.

Consolidated Balance Sheet (unaudited)
As of December 30, 2006
(In Thousands Except For Share Data)

	As Previously
	Reported	Adjustment	As Restated
ASSETS
Current assets
Cash	$185,862	$—	$185,862
Accounts and notes receivable, net	2,551,114	—	2,551,114
Inventories	1,717,978	—	1,717,978
Prepaid expenses	69,785	—	69,785
Prepaid income taxes	—	—	—

Total current assets	4,524,739	—	4,524,739
Plant and equipment at cost, less depreciation	2,593,874	—	2,593,874
Other assets
Goodwill	1,324,014	—	1,324,014
Intangibles, less amortization	92,759	—	92,759
Restricted cash	112,453	—	112,453
Prepaid pension cost	412,310	—	412,310
Other assets	206,249	50,982	257,231

Total other assets	2,147,785	50,982	2,198,767

Total assets	$9,266,398	$50,982	$9,317,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$10,040	$—	$10,040
Accounts payable	1,888,178	—	1,888,178
Accrued expenses	745,892	—	745,892
Accrued income taxes	282,208	—	282,208
Deferred taxes	211,832	—	211,832
Current maturities of long-term debt	105,077	—	105,077

Total current liabilities	3,243,227	—	3,243,227
Other liabilities
Long-term debt	1,755,982	—	1,755,982
Deferred taxes	700,182	—	700,182
Other long-term liabilities	381,342	—	381,342

Total other liabilities	2,837,506	—	2,837,506
Contingencies
Shareholders’ equity
Preferred stock	—	—	—
Common stock	765,175	—	765,175
Paid-in capital	589,380	—	589,380
Retained earnings	5,202,504	50,982	5,253,486
Other comprehensive income	62,143	—	62,143

	6,619,202	50,982	6,670,184
Less cost of treasury stock	3,433,537	—	3,433,537

Total shareholders’ equity	3,185,665	50,982	3,236,647

Total liabilities and shareholders’ equity	$9,266,398	$50,982	$9,317,380

Consolidated Results of Operations (unaudited)
26-Week Period Ended December 30, 2006
(In Thousands Except for Share and Per Share Data)

	As Previously
	Reported	Adjustment	As Restated
Sales	$17,240,820	$—	$17,240,820

Costs and expenses
Cost of sales	13,918,115	—	13,918,115
Operating expenses	2,519,096	(11,247)	2,507,849
Interest expense	53,772	—	53,772
Other, net	(12,413)	—	(12,413)
Total costs and expenses	16,478,570	(11,247)	16,467,323

Earnings before income taxes and cumulative effect of accounting change	762,250	11,247	773,497
Income taxes	296,811	—	296,811

Earnings before cumulative effect of accounting change	465,439	11,247	476,686
Cumulative effect of accounting change	(39,735)	39,735	—

Net earnings	$425,704	$50,982	$476,686

Earnings before cumulative effect of accounting change:
Basic earnings per share	$0.75	$0.02	$0.77
Diluted earnings per share	0.74	0.02	0.76

Net earnings:
Basic earnings per share	0.69	0.08	0.77
Diluted earnings per share	0.68	0.08	0.76

Average shares outstanding	619,642,963	—	619,642,963
Diluted shares outstanding	626,777,041	—	626,777,041

Consolidated Results of Operations (unaudited)
13-Week Period Ended December 30, 2006
(In Thousands Except for Share and Per Share Data)

	As Previously
	Reported	Adjustment	As Restated
Sales	$8,568,748	$—	$8,568,748

Costs and expenses
Cost of sales	6,915,259	—	6,915,259
Operating expenses	1,240,819	(9,852)	1,230,967
Interest expense	28,006	—	28,006
Other, net	(3,375)	—	(3,375)

Total costs and expenses	8,180,709	(9,852)	8,170,857

Earnings before income taxes	388,039	9,852	397,891
Income taxes	151,353	—	151,353

Net earnings	$236,686	$9,852	$246,538

Net earnings:
Basic earnings per share	0.38	0.02	0.40
Diluted earnings per share	0.38	0.01	0.39

Average shares outstanding	619,158,876	—	619,158,876
Diluted shares outstanding	628,429,841	—	628,429,841
Consolidated Statements of Comprehensive Income (unaudited)
26-Week Period Ended December 30, 2006
(In Thousands)

	As Previously
	Reported	Adjustment	As Restated
Net earnings	$425,704	$50,982	$476,686

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(22,689)	—	(22,689)
Amortization of cash flow hedge	214	—	214

Total other comprehensive income (loss)	(22,475)	—	(22,475)

Comprehensive income	$403,229	$50,982	$454,211

Consolidated Statements of Comprehensive Income (unaudited)
13-Week Period Ended December 30, 2006
(In Thousands)

	As Previously
	Reported	Adjustment	As Restated
Net earnings	$236,686	$9,852	$246,538

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(22,135)	—	(22,135)
Amortization of cash flow hedge	107	—	107

Total other comprehensive income (loss)	(22,028)	—	(22,028)

Comprehensive income	$214,658	$9,852	$224,510

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

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
	(*restated)		(*restated)
Numerator:
Earnings before cumulative effect of accounting change	$476,686,000	$403,392,000	$246,538,000	$204,182,000
Cumulative effect of accounting change	—	9,285,000	—	—

Net earnings	$476,686,000	$412,677,000	$246,538,000	$204,182,000

Denominator:
Weighted-average basic shares outstanding	619,642,963	623,470,638	619,158,876	620,137,592
Dilutive effect of employee and director stock options	7,134,078	7,925,548	9,270,965	7,010,222

Weighted-average diluted shares outstanding	626,777,041	631,396,186	628,429,841	627,147,814

Basic earnings per share:
Earnings before cumulative effect of accounting change	$0.77	$0.65	$0.40	$0.33
Cumulative effect of accounting change	—	0.01	—	—

Net earnings	$0.77	$0.66	$0.40	$0.33

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$0.76	$0.64	$0.39	$0.33
Cumulative effect of accounting change	—	0.01	—	—

Net earnings	$0.76	$0.65	$0.39	$0.33

*	See Note 1 – Restatement and Basis of Presentation
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

The effective tax rate for the first 26 weeks of fiscal 2007 was 38.4%, a decrease from the effective tax rate of 40.0% for the first 26 weeks of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007. SYSCO recorded a tax benefit of $8,901,000, or 17.8% of the total $49,916,000 in share-based compensation expense recorded in the 26-week period ended December 30, 2006. SYSCO recorded a tax benefit of $11,370,000, or 15.3% of the total $74,168,000 in share-based compensation expense recorded in the 26-week period ended December 31, 2005.

The effective tax rate for the second quarter of fiscal 2007 was 38.0%, a decrease from the effective tax rate of 39.6% for the second quarter of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007. SYSCO recorded a tax benefit of $5,631,000, or 27.7% of the total $20,295,000 in share-based compensation expense recorded in the 13-week period ended December 30, 2006. SYSCO recorded a tax benefit of $5,370,000, or 16.3% of the total $32,888,000 in share-based compensation expense recorded in the 13-week period ended December 31, 2005.

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

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Sales (in thousands):
Broadline	$13,554,116	$12,711,327	$6,709,294	$6,307,760
SYGMA	2,158,171	2,027,259	1,086,094	1,018,821
Other	1,761,616	1,431,127	892,801	746,155
Intersegment sales	(233,083)	(188,168)	(119,441)	(101,675)

Total	$17,240,820	$15,981,545	$8,568,748	$7,971,061

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
	(*restated)		(*restated)
Earnings before income taxes and cumulative effect of accounting change (in thousands):
Broadline	$819,997	$747,217	$408,891	$370,753
SYGMA	5,781	(3,300)	4,334	(513)
Other	61,808	57,901	33,343	33,204

Total segments	887,586	801,818	446,568	403,444
Unallocated corporate expenses	(114,089)	(130,082)	(48,677)	(65,612)

Total	$773,497	$671,736	$397,891	$337,832

	Dec. 30, 2006	July 1, 2006	Dec. 31, 2005
	(*restated)
Assets (in thousands):
Broadline	$5,448,037	$5,248,223	$5,187,216
SYGMA	377,048	359,116	339,463
Other	906,145	832,223	750,118

Total segments	6,731,320	6,439,562	6,276,797
Corporate	2,586,150	2,552,463	2,533,390

Total	$9,317,380	$8,992,025	$8,810,187

*	See Note 1 – Restatement and Basis of Presentation

13.	Supplemental Guarantor Information

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

	Condensed Consolidating Balance Sheet
	December 30, 2006
	(*restated)
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$179,844	$12	$4,344,883	$—	$4,524,739
Investment in subsidiaries	11,939,935	317,203	150,730	(12,407,868)	—
Plant and equipment, net	187,257	—	2,406,617	—	2,593,874
Other assets	752,294	—	1,446,473	—	2,198,767

Total assets	$13,059,330	$317,215	$8,348,703	$(12,407,868)	$9,317,380

Current liabilities	$408,181	$1,018	$2,834,028	$—	$3,243,227
Intercompany payables (receivables)	7,486,181	16,994	(7,503,175)	—	—
Long-term debt	1,482,019	233,094	40,869	—	1,755,982
Other liabilities	532,062	—	549,462	—	1,081,524
Shareholders’ equity	3,150,887	66,109	12,427,519	(12,407,868)	3,236,647

Total liabilities and shareholders’ equity	$13,059,330	$317,215	$8,348,703	$(12,407,868)	$9,317,380

*	See Note 1 – Restatement and Basis of Presentation

	Condensed Consolidating Balance Sheet
	July 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$162,177	$35	$4,237,482	$—	$4,399,694
Investment in subsidiaries	11,282,232	317,812	125,433	(11,725,477)	—
Plant and equipment, net	174,020	—	2,290,880	—	2,464,900
Other assets	711,056	—	1,416,375	—	2,127,431

Total assets	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

Current liabilities	$331,417	$1,022	$2,893,964	$—	$3,226,403
Intercompany payables (receivables)	7,207,923	38,308	(7,246,231)	—	—
Long-term debt	1,358,452	224,247	44,428	—	1,627,127
Other liabilities	487,858	—	598,353	—	1,086,211
Shareholders’ equity	2,943,835	54,270	11,779,656	(11,725,477)	3,052,284

Total liabilities and shareholders’ equity	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

	Condensed Consolidating Balance Sheet
	December 31, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$200,162	$12	$4,152,077	$—	$4,352,251
Investment in subsidiaries	10,581,888	304,541	139,897	(11,026,326)	—
Plant and equipment, net	128,456	—	2,215,967	—	2,344,423
Other assets	746,014	—	1,367,499	—	2,113,513

Total assets	$11,656,520	$304,553	$7,875,440	$(11,026,326)	$8,810,187

Current liabilities	$458,886	$32,886	$2,649,401	$—	$3,141,173
Intercompany payables (receivables)	6,440,775	23,961	(6,464,736)	—	—
Long-term debt	1,582,053	199,592	45,941	—	1,827,586
Other liabilities	552,753	—	577,418	—	1,130,171
Shareholders’ equity	2,622,053	48,114	11,067,416	(11,026,326)	2,711,257

Total liabilities and shareholders’ equity	$11,656,520	$304,553	$7,875,440	$(11,026,326)	$8,810,187

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 30, 2006
	(*restated)
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$17,240,820	$—	$17,240,820
Cost of sales	—	—	13,918,115	—	13,918,115
Operating expenses	101,121	63	2,406,665	—	2,507,849
Interest expense (income)	199,724	6,040	(151,992)	—	53,772
Other, net	(7,168)	—	(5,245)	—	(12,413)

Total costs and expenses	293,677	6,103	16,167,543	—	16,467,323

Earnings (losses) before income taxes and cumulative effect of accounting change	(293,677)	(6,103)	1,073,277	—	773,497
Income tax (benefit) provision	(118,746)	(2,377)	417,934	—	296,811
Equity in earnings of subsidiaries	651,617	11,792	—	(663,409)	—

Net earnings	$476,686	$8,066	$655,343	$(663,409)	$476,686

*	See Note 1 – Restatement and Basis of Presentation

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 31, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$15,981,545	$—	$15,981,545
Cost of sales	—	—	12,915,546	—	12,915,546
Operating expenses	118,894	67	2,229,164	—	2,348,125
Interest expense (income)	176,344	5,373	(130,244)	—	51,473
Other, net	(1,232)	—	(4,103)	—	(5,335)

Total costs and expenses	294,006	5,440	15,010,363	—	15,309,809

Earnings (losses) before income taxes and cumulative effect of accounting change	(294,006)	(5,440)	971,182	—	671,736
Income tax (benefit) provision	(93,810)	(2,040)	364,194	—	268,344
Equity in earnings of subsidiaries	603,588	4,148	—	(607,736)	—

Net earnings before cumulative effect of accounting change	403,392	748	606,988	(607,736)	403,392
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$412,677	$748	$606,988	$(607,736)	$412,677

	Condensed Consolidating Results of Operations
	13-Week Period Ended December 30, 2006
	(*restated)
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,568,748	$—	$8,568,748
Cost of sales	—	—	6,915,259	—	6,915,259
Operating expenses	39,652	31	1,191,284	—	1,230,967
Interest expense (income)	101,446	3,316	(76,756)	—	28,006
Other, net	(739)	—	(2,636)	—	(3,375)

Total costs and expenses	140,359	3,347	8,027,151	—	8,170,857

Earnings (losses) before income taxes	(140,359)	(3,347)	541,597	—	397,891
Income tax (benefit) provision	(58,611)	(1,306)	211,270	—	151,353
Equity in earnings of Subsidiaries	328,286	6,116	—	(334,402)	—

Net earnings	$246,538	$4,075	$330,327	$(334,402)	$246,538

*	See Note 1 – Restatement and Basis of Presentation

	Condensed Consolidating Results of Operations
	13-Week Period Ended December 31, 2005
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$7,971,061	$—	$7,971,061
Cost of sales	—	—	6,434,753	—	6,434,753
Operating expenses	59,228	39	1,112,202	—	1,171,469
Interest expense (income)	91,686	2,156	(64,615)	—	29,227
Other, net	(555)	—	(1,665)	—	(2,220)

Total costs and expenses	150,359	2,195	7,480,675	—	7,633,229

Earnings (losses) before income taxes	(150,359)	(2,195)	490,386	—	337,832
Income tax (benefit) provision	(49,423)	(823)	183,896	—	133,650
Equity in earnings of Subsidiaries	305,118	920	—	(306,038)	—

Net earnings (loss)	$204,182	$(452)	$306,490	$(306,038)	$204,182

	Condensed Consolidating Cash Flows
	26-Week Period Ended December 30, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(44,879)	$(3,707)	$588,766	$540,180
Investing activities	(42,050)	—	(318,189)	(360,239)
Financing activities	(199,243)	8,847	(3,648)	(194,044)
Effect of exchange rate on cash	—	—	(1,932)	(1,932)
Intercompany activity	274,448	(5,140)	(269,308)	—

Net decrease in cash	(11,724)	—	(4,311)	(16,035)
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$119,551	$—	$66,311	$185,862

	Condensed Consolidating Cash Flows
	26-Week Period Ended December 31, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(75,383)	$(3,640)	$390,574	$311,551
Investing activities	(20,062)	—	(256,054)	(276,116)
Financing activities	32,330	(1,152)	(3,061)	28,117
Effect of exchange rate on cash	—	—	(1,292)	(1,292)
Intercompany activity	101,283	4,792	(106,075)	—

Net increase in cash	38,168	—	24,092	62,260
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$163,916	$—	$90,022	$253,938

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
Highlights
Results of Operations
Sales increased 7.9% in the first 26 weeks and 7.5% in the second quarter of fiscal 2007 over the comparable prior year periods. Accounting pronouncement EITF 04-13 (see below) negatively impacted sales growth in fiscal 2007 by 1.1% in the first 26 weeks and 1.1% in the second quarter and also affects the comparison of gross margins, operating expenses and earnings as a percentage of sales between the periods. Gross margins as a percentage of sales were 19.3% in the first 26 weeks and 19.3% in the second quarter of fiscal 2007. Operating expenses as a percentage of sales for the first 26 weeks and the second quarter of fiscal 2007 decreased from the comparable prior year periods. The comparison of the two periods is impacted by decreased share-based compensation expense and decreased pension costs, offset by increased costs related to our strategy initiative, management incentive bonus accruals. Earnings before the cumulative effect of accounting change increased 18.2% for the first 26 weeks and 20.7% for the second quarter of fiscal 2007 over the comparable prior year period. Diluted earnings per share before the cumulative effect of accounting change increased 18.8% for the first 26 weeks and 18.2% for the second quarter of fiscal 2007 over the comparable prior year period.
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

Results of Operations
The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	26-Week Period Ended		13-Week Period Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Sales	100.0%	100.0%	100.0%	100.0%

Costs and Expenses
Cost of sales	80.7	80.8	80.7	80.7
Operating expenses	14.5	14.7	14.4	14.7
Interest expense	0.3	0.3	0.3	0.4
Other, net	0.0	0.0	0.0	0.0

Total costs and expenses	95.5	95.8	95.4	95.8

Earnings before income taxes and cumulative effect of accounting change	4.5	4.2	4.6	4.2
Income taxes	1.7	1.7	1.7	1.7

Earnings before cumulative effect of accounting change	2.8	2.5	2.9	2.6
Cumulative effect of accounting change	—	0.1	—	—

Net earnings	2.8%	2.6%	2.9%	2.6%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	26-Week Period	13-Week Period
Sales	7.9%	7.5%

Costs and Expenses
Cost of sales	7.8	7.5
Operating expenses	6.8	5.1
Interest expense	4.5	(4.2)
Other, net	132.7	52.0

Total costs and expenses	7.6	7.0

Earnings before income taxes and cumulative effect of accounting change	15.1	17.8
Income taxes	10.6	13.2

Earnings before cumulative effect of accounting change	18.2	20.7
Cumulative effect of accounting change	—	—

Net earnings	15.5%	20.7%

Earnings before cumulative effect of accounting change:
Basic earnings per share	18.5%	21.2%
Diluted earnings per share	18.8	18.2

Net earnings:
Basic earnings per share	16.7	21.2
Diluted earnings per share	16.9	18.2

Average shares outstanding	(0.6)	(0.2)
Diluted shares outstanding	(0.7)	0.2

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
Operating Expenses
Operating expenses as a percentage of sales were 14.5% for the first 26 weeks and 14.4% for the second quarter of fiscal 2007, as compared to 14.7% for the comparable periods in the prior year. The impact of EITF 04-13 increased operating expenses as a percentage of sales by 0.2% for the first 26 weeks and 0.1% for the second quarter of fiscal 2007. The decrease in operating expenses as a percentage of sales was primarily attributable to decreases in share-based compensation expense and pension costs offset by increases in management incentive bonus accruals and investments in our strategy initiatives. Also impacting the expense comparisons are additional hurricane related expenses incurred in fiscal 2006.
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

Operating expenses were reduced by the recognition of a gain of $11,247,000 in the first 26 weeks and $9,852,000 in the second quarter of fiscal 2007 to adjust the carrying value of life insurance assets to their cash surrender value. This compared to the recognition of a gain of $8,126,000 in the first 26 weeks and $3,518,000 in the second quarter of fiscal 2006.
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
Income Taxes
The effective tax rate for the first 26 weeks of fiscal 2007 was 38.4%, a decrease from the effective tax rate of 40.0% for the first 26 weeks of fiscal 2006. The effective tax rate for the second quarter of fiscal 2007 was 38.0%, a decrease from the effective tax rate of 39.6% for the second quarter of fiscal 2006. The decreases in the effective tax rates were primarily due lower share-based compensation expense in fiscal 2007.

Net Earnings
Earnings before the cumulative effect of accounting change increased 18.2% and 20.7% for the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. The increase was due primarily to the factors discussed above.
Net earnings increased 15.5% and 20.7% for the first 26 weeks and the second quarter of fiscal 2007 over the comparable periods of the prior year. In addition to the impact of the factors discussed above, in the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings for the first 26 weeks of fiscal 2006 by $9,285,000, net of tax.
Earnings Per Share
Basic earnings per share before the cumulative effect of accounting change increased 18.5% and 21.2%, in the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. Diluted earnings per share before the cumulative effect of accounting change increased 18.8% and 18.2%, in the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. These increases were due primarily to the factors discussed above.
Basic earnings per share increased 16.7% and 21.2%, in the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. Diluted earnings per share increased 16.9% and 18.2%, in the first 26 weeks and the second quarter of fiscal 2007, respectively, over the comparable periods of the prior year. In addition to the factors discussed above, the comparison of basic and diluted earnings per share for the first 26 weeks of fiscal 2007 is impacted by the amounts recorded related to the cumulative effects of accounting change in the first quarter of fiscal 2006 (See Note 2, Changes in Accounting beginning on page 10 for further discussion).
Segment Results
The following table sets forth the change in the selected financial data of each of our reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 12, Business Segment Information beginning on page 18:

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

The following table sets forth sales and earnings before income taxes of each of our reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 12, Business Segment Information beginning on page 18:

	26-Week Period Ended
	Dec. 30, 2006		Dec. 31, 2005
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	78.6%	106.0%	79.5%	111.2%
SYGMA	12.5	0.8	12.7	(0.5)
Other	10.2	8.0	9.0	8.6
Intersegment sales	(1.3)	—	(1.2)	—
Unallocated corporate expenses	—	(14.8)	—	(19.3)

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	Dec. 30, 2006		Dec. 31, 2005
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	78.3%	102.7%	79.1%	109.7%
SYGMA	12.7	1.1	12.8	(0.1)
Other	10.4	8.4	9.4	9.8
Intersegment sales	(1.4)	—	(1.3)	—
Unallocated corporate expenses	—	(12.2)	—	(19.4)

Total	100.0%	100.0%	100.0%	100.0%

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
Our long-term debt to capitalization ratio was 36.5% at December 30, 2006. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
Other Considerations
As discussed in Note 11, Contingencies, beginning on page 17, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
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