Form 10-Q
period 2007-03-31
SYSCO CORP
filed 2007-05-10
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
617,956,215 shares of common stock were outstanding as of April 28, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

	Mar. 31, 2007	July 1, 2006	Apr. 1, 2006
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash	$180,943	$201,897	$205,605
Accounts and notes receivable, less allowances of $60,105, $29,100 and $62,012	2,634,273	2,483,720	2,467,308
Inventories	1,693,084	1,608,233	1,601,250
Prepaid expenses	66,939	59,154	72,049
Prepaid income taxes	—	46,690	—

Total current assets	4,575,239	4,399,694	4,346,212
Plant and equipment at cost, less depreciation	2,649,708	2,464,900	2,399,345
Other assets
Goodwill	1,329,745	1,302,591	1,292,527
Intangibles, less amortization	89,977	95,651	97,733
Restricted cash	101,105	102,274	103,301
Prepaid pension cost	423,607	388,650	408,183
Other assets	257,940	238,265	236,787

Total other assets	2,202,374	2,127,431	2,138,531

Total assets	$9,427,321	$8,992,025	$8,884,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$10,500	$29,300	$12,000
Accounts payable	1,982,126	1,891,357	1,839,477
Accrued expenses	810,216	745,781	736,798
Income taxes	119,919	—	47,647
Deferred taxes	357,629	453,700	346,980
Current maturities of long-term debt	104,882	106,265	208,570

Total current liabilities	3,385,272	3,226,403	3,191,472
Other liabilities
Long-term debt	1,633,091	1,627,127	1,787,155
Deferred taxes	688,239	723,349	692,176
Other long-term liabilities	385,198	362,862	413,455

Total other liabilities	2,706,528	2,713,338	2,892,786
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	618,087	525,684	498,322
Retained earnings	5,357,045	4,999,440	4,849,518
Other comprehensive income	67,441	84,618	19,870

	6,807,748	6,374,917	6,132,885

Less cost of treasury stock, 148,014,133, 146,279,320 and 146,967,829 shares	3,472,227	3,322,633	3,333,055

Total shareholders’ equity	3,335,521	3,052,284	2,799,830

Total liabilities and shareholders’ equity	$9,427,321	$8,992,025	$8,884,088

Note: The July 1, 2006 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (unaudited)
(In Thousands Except for Share and Per Share Data)

	39-Week Period Ended		13-Week Period Ended
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Sales	$25,813,781	$24,119,361	$8,572,961	$8,137,816

Costs and expenses Cost of sales	20,856,982	19,517,648	6,938,867	6,602,102
Operating expenses	3,757,800	3,541,395	1,249,951	1,193,270
Interest expense	79,472	80,914	25,700	29,441
Other, net	(14,949)	(6,154)	(2,536)	(819)

Total costs and expenses	24,679,305	23,133,803	8,211,982	7,823,994

Earnings before income taxes and cumulative effect of accounting change	1,134,476	985,558	360,979	313,822
Income taxes	436,791	393,627	139,980	125,283

Earnings before cumulative effect of accounting change	697,685	591,931	220,999	188,539
Cumulative effect of accounting change	—	9,285	—	—

Net earnings	$697,685	$601,216	$220,999	$188,539

Earnings before cumulative effect of accounting change:
Basic earnings per share	$1.13	$0.95	$0.36	$0.30
Diluted earnings per share	1.11	0.94	0.35	0.30

Net earnings:
Basic earnings per share	1.13	0.97	0.36	0.30
Diluted earnings per share	1.11	0.95	0.35	0.30

Average shares outstanding	618,988,223	621,995,157	617,678,739	618,973,143
Diluted shares outstanding	626,507,744	629,661,119	625,750,925	625,101,592

Dividends declared per common share	$0.55	$0.49	$0.19	$0.17
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In Thousands)

	39-Week Period Ended		13-Week Period Ended
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Net earnings	$697,685	$601,216	$220,999	$188,539

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(17,497)	26,257	5,191	(2,217)
Change in fair value of forward-starting interest rate swap	—	7,064	—	—
Amortization of cash flow hedge	320	226	107	107

Total other comprehensive income (loss)	(17,177)	33,547	5,298	(2,110)

Comprehensive income	$680,508	$634,763	$226,297	$186,429

See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (unaudited)
(In Thousands)

	39-Week Period Ended
	Mar. 31, 2007	Apr. 1, 2006
Operating activities:
Net earnings	$697,685	$601,216
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of accounting change	—	(9,285)
Share-based compensation expense	69,510	101,944
Depreciation and amortization	270,236	251,955
Deferred tax provision	405,228	365,548
Provision for losses on receivables	23,251	22,508
(Gain) loss on sale of assets	(5,791)	908
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(170,145)	(158,778)
(Increase) in inventories	(86,722)	(118,535)
(Increase) in prepaid expenses	(7,933)	(11,333)
Increase in accounts payable	101,707	11,452
Increase in accrued expenses	54,167	15,387
(Decrease) in accrued income taxes	(352,399)	(449,976)
(Increase) in other assets	(26,976)	(18,040)
(Increase) decrease in prepaid pension cost and other long-term liabilities, net	(12,621)	39,724
Excess tax benefits from share-based compensation arrangements	(7,032)	(5,484)

Net cash provided by operating activities	952,165	639,211

Investing activities:
Additions to plant and equipment	(457,174)	(363,909)
Proceeds from sales of plant and equipment	14,119	13,493
Acquisition of businesses, net of cash acquired	(48,534)	(109,423)
Increase in restricted cash	(1,331)	(1,570)

Net cash used for investing activities	(492,920)	(461,409)

Financing activities:
Bank and commercial paper borrowings (repayments ), net	(10,235)	282,460
Other debt borrowings	4,480	500,436
Other debt repayments	(7,418)	(209,625)
Debt issuance costs	(7)	(3,998)
Cash paid for termination of interest rate swap	—	(21,196)
Common stock reissued from treasury	184,950	104,782
Treasury stock purchases	(329,342)	(527,616)
Dividends paid	(328,029)	(293,535)
Excess tax benefits from share-based compensation arrangements	7,032	5,484

Net cash used for financing activities	(478,569)	(162,808)

Effect of exchange rates on cash	(1,630)	(1,067)

Net (decrease) increase in cash	(20,954)	13,927
Cash at beginning of period	201,897	191,678

Cash at end of period	$180,943	$205,605

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$86,733	$80,064
Income taxes	383,076	472,063
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation

The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 1, 2006 consolidated balance sheet, which was taken from the audited financial statements included in the company’s Fiscal 2006 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2007 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented, have been made.

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

EITF 04-13 Adoption

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” which requires that two or more inventory transactions with the same counterparty (as defined) should be viewed as a single nonmonetary transaction if the transactions were entered into in contemplation of one another. Exchanges of inventory between entities in the same line of business should be accounted for at fair value or recorded at carrying amounts, depending on the classification of such inventory. This guidance was effective for the fourth quarter of fiscal 2006 for SYSCO. SYSCO has certain transactions where finished goods are purchased from a customer or sourced by that customer for warehousing and distribution and resold to the same customer. These transactions are evidenced by title transfer and are separately invoiced. Historically, the company has recorded such transactions in the Consolidated Results of Operations for purchases within “Cost of Sales” and sales within “Sales.” In fiscal 2007, the company recorded the net effect of such transactions in the Consolidated Results of Operations within “Sales” by reducing sales and cost of sales in the amount of $253,724,000 for the first 39 weeks and $76,718,000 for the third quarter. Prior to the adoption of EITF 04-13, the amounts included in the Consolidated Results of Operations on a gross basis within “Cost of Sales” for the 39 week and 13 week periods ended April 1, 2006 were $279,746,000 and $87,772,000, respectively. Such amounts were not restated when the new standard was adopted because only prospective treatment was allowed.

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

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is currently evaluating the impact the adoption of SFAS 158 will have on its consolidated financial statements. The effect of adoption at June 30, 2007, SYSCO’s adoption date, or any other future date, cannot be determined, since the impact is dependent upon on the measurements of each plan’s assets and obligations at such date. However, if this standard had been applied at July 1, 2006, the result would have been an increase in current liabilities of approximately $10,000,000, an increase in other long-term liabilities of approximately $145,000,000, a decrease in prepaid pension cost of approximately $160,000,000, a decrease in deferred taxes of approximately $120,000,000 and a decrease in shareholders’ equity of approximately $195,000,000.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The company is currently evaluating the impact the adoption of SFAS 159 will have on its consolidated financial statements.

4.	Restricted Cash

SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts.

In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. During the first 39 weeks of fiscal 2007, $4,000,000 was placed into escrow related to a new acquisition, and escrowed funds in the amount of $2,500,000 were released to sellers of acquired businesses. In addition, escrowed funds of $12,121,000 were released from escrow related to an acquisition for which the contingent consideration period expired without the additional consideration being earned.

A summary of restricted cash balances appears below:

	Mar. 31, 2007	July 1, 2006	Apr. 1, 2006
Funds deposited in insurance trusts	$92,105,000	$82,653,000	$81,980,000
Escrow funds related to acquisitions	9,000,000	19,621,000	21,321,000

Total	$101,105,000	$102,274,000	$103,301,000

5.	Debt

In September 2006, the termination date on the revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs was extended from November 4, 2010 to November 4, 2011 in accordance with the terms of the agreement.

As of March 31, 2007, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $145,000,000, of which $10,500,000 was outstanding as of March 31, 2007.

As of March 31, 2007, SYSCO’s outstanding commercial paper issuances were $408,133,000 and were classified as long-term debt since the company’s commercial paper programs are supported by its long-term revolving credit facility in the amount of $750,000,000.

During the 39-week period ended March 31, 2007, the aggregate of commercial paper issuances and short-term bank borrowings ranged from approximately $356,804,000 to $703,072,000.

Included in current maturities of long-term debt at March 31, 2007 are the 7.25% senior notes due April 2007 totaling $100,000,000. In April 2007, SYSCO repaid these senior notes at maturity utilizing a combination of cash flow from operations and commercial paper issuances.

6.	Employee Benefit Plans

The components of net benefit cost for the 39-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Service cost	$63,492,000	$75,021,000	$339,000	$384,000
Interest cost	68,484,000	62,703,000	399,000	354,000
Expected return on plan assets	(87,558,000)	(78,132,000)	—	—
Amortization of prior service cost	4,264,000	3,699,000	151,000	151,000
Recognized net actuarial loss (gain)	7,266,000	34,653,000	(99,000)	(12,000)
Amortization of net transition obligation	—	—	114,000	114,000

Net periodic benefit cost	$55,948,000	$97,944,000	$904,000	$991,000

The components of net benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Service cost	$21,164,000	$25,007,000	$113,000	$128,000
Interest cost	22,828,000	20,901,000	133,000	118,000
Expected return on plan assets	(29,186,000)	(26,044,000)	—	—
Amortization of prior service cost	1,421,000	1,233,000	50,000	50,000
Recognized net actuarial loss (gain)	2,422,000	11,551,000	(33,000)	(4,000)
Amortization of net transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$18,649,000	$32,648,000	$301,000	$330,000

SYSCO’s contributions to its defined benefit plans were $68,168,000 and $71,538,000 during the 39-week periods ended March 31, 2007 and April 1, 2006, respectively.

Although contributions to its qualified pension plan (Retirement Plan) are not required to meet ERISA minimum funding requirements, the company anticipates it will make voluntary contributions of approximately $80,000,000 during fiscal 2007 of which $60,000,000 have been made in the first 39 weeks of fiscal 2007. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2007 contributions to fund benefit payments for the SERP and other post-retirement plans are $10,300,000 and $300,000, respectively.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	39-Week Period Ended		13-Week Period Ended
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Numerator:
Earnings before cumulative effect of accounting change	$697,685,000	$591,931,000	$220,999,000	$188,539,000
Cumulative effect of accounting change	—	9,285,000	—	—

Net earnings	$697,685,000	$601,216,000	$220,999,000	$188,539,000

Denominator:
Weighted-average basic shares outstanding	618,988,223	621,995,157	617,678,739	618,973,143
Dilutive effect of employee and director stock options	7,519,521	7,665,962	8,072,186	6,128,449

Weighted-average diluted shares outstanding	626,507,744	629,661,119	625,750,925	625,101,592

Basic earnings per share:
Earnings before cumulative effect of accounting change	$1.13	$0.95	$0.36	$0.30
Cumulative effect of accounting change	—	0.02	—	—

Net earnings	$1.13	$0.97	$0.36	$0.30

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$1.11	$0.94	$0.35	$0.30
Cumulative effect of accounting change	—	0.01	—	—

Net earnings	$1.11	$0.95	$0.35	$0.30

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 22,000,000 and 25,000,000 for the first 39 weeks of fiscal 2007 and 2006, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 14,000,000 and 35,000,000 for the third quarter of fiscal 2007 and 2006, respectively.

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

Stock Option Plans

SYSCO’s 2004 Stock Option Plan was adopted in fiscal 2005 and reserved 23,500,000 shares of SYSCO common stock for grants of options and dividend equivalents to directors, officers and other employees of the company and its subsidiaries at the fair market value (as defined in the plan) at the date of grant. Options to purchase 6,504,200 and 4,827,500 shares were granted to employees in the first 39 weeks of fiscal 2007 and 2006, respectively.

SYSCO’s 2005 Non-Employee Directors Stock Plan was adopted in fiscal 2006 and reserved 550,000 shares of common stock for grants to non-employee directors in the form of options, stock grants, restricted stock units and dividend equivalents. In the first 39 weeks of fiscal 2007, options to purchase 35,000 shares and 42,000 shares of restricted stock were granted to non-employee directors. Of the 42,000 shares of restricted stock granted to non-employee directors, 12,000 shares in the aggregate were issued to two new non-employee directors as one-time retainer awards. In the first 39 weeks of fiscal 2006, options to purchase 31,500 shares and 27,000 shares of restricted stock were granted to non-employee directors.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the 39-week periods ended March 31, 2007 and April 1, 2006 was $6.85 and $7.83, respectively.

Employees’ Stock Purchase Plan

SYSCO’s Employees’ Stock Purchase Plan permits employees to invest by means of periodic payroll deductions in SYSCO common stock at 85% of the closing price on the last business day of each calendar quarter. Shares of SYSCO common stock purchased by plan participants during the first 39 weeks of fiscal 2007 and 2006 were 1,286,176 and 1,386,124, respectively.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $5.00 and $4.91 during the first 39 weeks of fiscal 2007 and 2006, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.

Management Incentive Compensation

SYSCO’s Management Incentive Plans compensate key management personnel for specific performance achievements. The bonuses earned and expensed under these plans during a fiscal year are paid in the following fiscal year in both cash and stock, and a portion of the cash bonus may be deferred for payment in future years at the election of each participant.

A total of 323,822 shares and 617,637 shares at a fair value per share of $30.56 and $36.25, respectively, were issued pursuant to these plans in the first quarter of fiscal 2007 and fiscal 2006, respectively, for bonuses earned in the preceding fiscal years.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $69,510,000 and $101,944,000 for the first 39 weeks of fiscal 2007 and fiscal 2006, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $13,065,000 and $14,186,000 for the first 39 weeks of fiscal 2007 and fiscal 2006, respectively.

The total share-based compensation cost that has been recognized in results of operations was $19,594,000 and $27,776,000 for the third quarter of fiscal 2007 and fiscal 2006, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $4,164,000 and $2,816,000 for the third quarter of fiscal 2007 and fiscal 2006, respectively.

As of March 31, 2007, there was $98,139,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

9.	Income Taxes

Reflected in the changes in the net deferred tax liability and prepaid/accrued income tax balances from July 1, 2006 to March 31, 2007 is the reclassification of deferred tax liabilities to accrued income taxes related to supply chain distributions. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.

The effective tax rate for the first 39 weeks of fiscal 2007 was 38.5%, a decrease from the effective tax rate of 39.9% for the first 39 weeks of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007. SYSCO recorded a tax benefit of $13,065,000, or 18.8% of the total $69,510,000 in share-based compensation expense recorded in the 39-week period ended March 31, 2007. SYSCO recorded a tax benefit of $14,186,000, or 13.9% of the total $101,944,000 in share-based compensation expense recorded in the 39-week period ended April 1, 2006.

The effective tax rate for the third quarter of fiscal 2007 was 38.8%, a decrease from the effective tax rate of 39.9% for the third quarter of fiscal 2006. The decrease in the effective tax rate was primarily due to lower share-based compensation expense in fiscal 2007. SYSCO recorded a tax benefit of $4,164,000, or 21.3% of the total $19,594,000 in share-based compensation expense recorded in the 13-week period ended March 31, 2007. SYSCO recorded a tax benefit of $2,816,000, or 10.1% of the total $27,776,000 in share-based compensation expense recorded in the 13-week period ended April 1, 2006.

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

As of March 31, 2007, the company’s 2003 and 2004 federal income tax returns were under audit by the Internal Revenue Service (IRS). The company has accrued approximately $14,000,000 for its best estimate of the additional liability required related to certain positions which have been challenged by the IRS on which the company believes it is probable that it will not prevail. This represents an increase of $4,000,000 from the liability of $10,000,000 recorded as of July 1, 2006. SYSCO has received the final summary of proposed adjustments from the IRS, which include, among other items, a current assessment of taxes for which the company has recorded a deferred tax liability related to SYSCO’s affiliate, Baugh Supply Chain Cooperative (BSCC), plus related interest. The company has reviewed the merits of the issues raised by the IRS. The company has not recorded a liability for the interest portion of the assessment proposed by the IRS related to BSCC, nor has it accrued tax or interest related to other disputed assessments, as the company does not believe the loss is probable. See further discussion related to BSCC in Note 11 Commitments and Contingencies under the caption “BSCC Cooperative Structure”.

10.	Acquisitions

During the first 39 weeks of fiscal 2007, the company paid cash of $48,534,000 for acquisitions made during fiscal 2007 and for contingent consideration related to operations acquired in previous fiscal years. In addition, escrowed funds in the amount of $2,500,000 related to certain acquisitions were released to sellers of previously acquired businesses during the first 39 weeks of fiscal 2007.

Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of March 31, 2007 included $113,803,000 in cash, which, if distributed, could result in the recording of additional goodwill. Such amounts are to be paid out over periods of up to four years from the date of acquisition if the contingent criteria are met.

11.	Commitments and Contingencies

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of the company when ultimately concluded.

Multi-Employer Pension Plans

SYSCO contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 10% of SYSCO’s current employees are participants in such multi-employer plans. In fiscal 2006, total contributions to these plans were approximately $29,796,000. During the first 39 weeks of fiscal 2007, total contributions to these plans were approximately $24,205,000.

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

Under current law regarding multi-employer defined benefit plans, a plan’s termination, SYSCO’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any under-funded multi-employer defined benefit plan would require SYSCO to make payments to the plan for SYSCO’s proportionate share of the multi-employer plan’s unfunded vested liabilities. SYSCO does not believe that it is probable that there will be a mass withdrawal of employers from the plan or that any of the plans will terminate in the near future. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

Based on the information available from plan administrators, SYSCO estimates that its share of withdrawal liability on all the multi-employer plans it participates in could be as much as $120,000,000.

BSCC Cooperative Structure

SYSCO’s affiliate, BSCC, is a cooperative and taxed under subchapter T of the United States Internal Revenue Code. SYSCO believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, SYSCO could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods and be liable for interest on such amounts. As of March 31, 2007, SYSCO has recorded deferred income tax liabilities of $825,000,000 related to the BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but the payment had been deferred as of March 31, 2007. In addition, if it were determined that all amounts since the inception of BSCC were inappropriately deferred or that BSCC should have been a taxable entity, SYSCO estimates that in addition to making a current payment for amounts previously deferred (as discussed above), the company may have additional liability (representing interest) that would be payable on the cumulative deferred balances ranging from $160,000,000 to $180,000,000, prior to federal income tax benefit, as of March 31, 2007. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. During the third quarter of fiscal 2007, as a part of the IRS’s audit of the 2003 and 2004 federal income tax returns, the IRS proposed adjustments related to the taxability of BSCC. The company plans to vigorously protest these adjustments. The company has reviewed the merits of the issues raised by the IRS and based upon such review, SYSCO believes that the resulting interest is not a probable liability and accordingly, has not recorded any related amount in any period.

Fuel Commitments

From time to time, SYSCO may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of March 31, 2007, outstanding forward diesel fuel purchase commitments total approximately $67,000,000 at a fixed price through the end of calendar year 2007. These agreements meet the definition of a derivative. However, the company elected to use the normal purchase and sale exemption available under relevant accounting literature, which allows SYSCO to account for these agreements on an accrual basis and thus they are not recorded at fair value.

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

	39-Week Period Ended		13-Week Period Ended
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Sales (in thousands):
Broadline	$20,270,627	$19,098,232	$6,716,512	$6,386,905
SYGMA	3,240,706	3,062,546	1,082,534	1,035,287
Other	2,648,772	2,246,939	887,156	815,812
Intersegment sales	(346,324)	(288,356)	(113,241)	(100,188)

Total	$25,813,781	$24,119,361	$8,572,961	$8,137,816

	39-Week Period Ended		13-Week Period Ended
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Earnings before income taxes and cumulative effect of accounting change (in thousands):
Broadline	$1,195,941	$1,093,501	$375,944	$346,284
SYGMA	9,858	(699)	4,077	2,601
Other	93,438	86,733	31,631	28,832

Total segments	1,299,237	1,179,535	411,652	377,717
Unallocated corporate expenses	(164,761)	(193,977)	(50,673)	(63,895)

Total	$1,134,476	$985,558	$360,979	$313,822

	Mar. 31, 2007	July 1, 2006	Apr. 1, 2006
Assets (in thousands):
Broadline	$5,543,427	$5,248,223	$5,237,766
SYGMA	378,481	359,116	342,704
Other	934,794	832,223	829,013

Total segments	6,856,702	6,439,562	6,409,483
Corporate	2,570,619	2,552,463	2,474,605

Total	$9,427,321	$8,992,025	$8,884,088

13.	Supplemental Guarantor Information

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

	Condensed Consolidating Balance Sheet
	March 31, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$164,981	$2	$4,410,256	$—	$4,575,239
Investment in subsidiaries	12,255,418	320,454	148,061	(12,723,933)	—
Plant and equipment, net	149,780	—	2,499,928	—	2,649,708
Other assets	755,940	—	1,446,434	—	2,202,374

Total assets	$13,326,119	$320,456	$8,504,679	$(12,723,933)	$9,427,321

Current liabilities	$388,834	$4,070	$2,992,368	$—	$3,385,272
Intercompany payables (receivables)	7,787,418	27,058	(7,814,476)	—	—
Long-term debt	1,367,978	223,920	41,193	—	1,633,091
Other liabilities	537,318	—	536,119	—	1,073,437
Shareholders’ equity	3,244,571	65,408	12,749,475	(12,723,933)	3,335,521

Total liabilities and shareholders’ equity	$13,326,119	$320,456	$8,504,679	$(12,723,933)	$9,427,321

	Condensed Consolidating Balance Sheet
	July 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$162,177	$35	$4,237,482	$—	$4,399,694
Investment in subsidiaries	11,282,232	317,812	125,433	(11,725,477)	—
Plant and equipment, net	174,020	—	2,290,880	—	2,464,900
Other assets	711,056	—	1,416,375	—	2,127,431

Total assets	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

Current liabilities	$331,417	$1,022	$2,893,964	$—	$3,226,403
Intercompany payables (receivables)	7,207,923	38,308	(7,246,231)	—	—
Long-term debt	1,358,452	224,247	44,428	—	1,627,127
Other liabilities	487,858	—	598,353	—	1,086,211
Shareholders’ equity	2,943,835	54,270	11,779,656	(11,725,477)	3,052,284

Total liabilities and shareholders’ equity	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

	Condensed Consolidating Balance Sheet
	April 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$150,938	$6	$4,195,268	$—	$4,346,212
Investment in subsidiaries	10,879,188	303,341	141,222	(11,323,751)	—
Plant and equipment, net	149,924	—	2,249,421	—	2,399,345
Other assets	727,605	—	1,410,926	—	2,138,531

Total assets	$11,907,655	$303,347	$7,996,837	$(11,323,751)	$8,884,088

Current liabilities	$444,645	$4,201	$2,742,626	$—	$3,191,472
Intercompany payables (receivables)	6,692,232	14,064	(6,706,296)	—	—
Long-term debt	1,502,833	238,976	45,346	—	1,787,155
Other liabilities	555,102	—	550,529	—	1,105,631
Shareholders’ equity	2,712,843	46,106	11,364,632	(11,323,751)	2,799,830

Total liabilities and shareholders’ equity	$11,907,655	$303,347	$7,996,837	$(11,323,751)	$8,884,088

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended March 31, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$25,813,781	$—	$25,813,781
Cost of sales	—	—	20,856,982	—	20,856,982
Operating expenses	156,120	96	3,601,584	—	3,757,800
Interest expense (income)	303,451	9,059	(233,038)	—	79,472
Other, net	(8,129)	—	(6,820)	—	(14,949)

Total costs and expenses	451,442	9,155	24,218,708	—	24,679,305

Earnings (losses) before income taxes and cumulative effect of accounting change	(451,442)	(9,155)	1,595,073	—	1,134,476
Income tax (benefit) provision	(182,032)	(3,572)	622,395	—	436,791
Equity in earnings of subsidiaries	967,095	12,377	—	(979,472)	—

Net earnings	$697,685	$6,794	$972,678	$(979,472)	$697,685

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended April 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$24,119,361	$—	$24,119,361
Cost of sales	—	—	19,517,648	—	19,517,648
Operating expenses	175,486	81	3,365,828	—	3,541,395
Interest expense (income)	274,951	8,439	(202,476)	—	80,914
Other, net	(1,920)	—	(4,234)	—	(6,154)

Total costs and expenses	448,517	8,520	22,676,766	—	23,133,803

Earnings (losses) before income taxes and cumulative effect of accounting change	(448,517)	(8,520)	1,442,595	—	985,558
Income tax (benefit) provision	(144,151)	(3,195)	540,973	—	393,627
Equity in earnings of subsidiaries	896,297	4,273	—	(900,570)	—

Net earnings before cumulative effect of accounting change	591,931	(1,052)	901,622	(900,570)	591,931
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$601,216	$(1,052)	$901,622	$(900,570)	$601,216

	Condensed Consolidating Results of Operations
	13-Week Period Ended March 31, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,572,961	$—	$8,572,961
Cost of sales	—	—	6,938,867	—	6,938,867
Operating expenses	54,999	33	1,194,919	—	1,249,951
Interest expense (income)	103,727	3,019	(81,046)	—	25,700
Other, net	(961)	—	(1,575)	—	(2,536)

Total costs and expenses	157,765	3,052	8,051,165	—	8,211,982

Earnings (losses) before income taxes	(157,765)	(3,052)	521,796	—	360,979
Income tax (benefit) provision	(63,286)	(1,195)	204,461	—	139,980
Equity in earnings of Subsidiaries	315,478	585	—	(316,063)	—

Net earnings	$220,999	$(1,272)	$317,335	$(316,063)	$220,999

	Condensed Consolidating Results of Operations
	13-Week Period Ended April 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,137,816	$—	$8,137,816
Cost of sales	—	—	6,602,102	—	6,602,102
Operating expenses	56,592	14	1,136,664	—	1,193,270
Interest expense (income)	98,607	3,066	(72,232)	—	29,441
Other, net	(688)	—	(131)	—	(819)

Total costs and expenses	154,511	3,080	7,666,403	—	7,823,994

Earnings (losses) before income taxes	(154,511)	(3,080)	471,413	—	313,822
Income tax (benefit) provision	(50,341)	(1,155)	176,779	—	125,283
Equity in earnings of Subsidiaries	292,709	125	—	(292,834)	—

Net earnings (loss)	$188,539	$(1,800)	$294,634	$(292,834)	$188,539

	Condensed Consolidating Cash Flows
	39-Week Period Ended March 31, 2007
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(107,737)	$(2,500)	$1,062,402	$952,165
Investing activities	(1,531)	—	(491,389)	(492,920)
Financing activities	(474,423)	(327)	(3,819)	(478,569)
Effect of exchange rate on cash	—	—	(1,630)	(1,630)
Intercompany activity	577,074	2,827	(579,901)	—

Net decrease in cash	(6,617)	—	(14,337)	(20,954)
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$124,658	$—	$56,285	$180,943

	Condensed Consolidating Cash Flows
	39-Week Period Ended April 1, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):

Operating activities	$(143,620)	$(2,430)	$785,261	$639,211
Investing activities	(48,627)	—	(412,782)	(461,409)
Financing activities	(164,580)	6,418	(4,646)	(162,808)
Effect of exchange rate on cash	—	—	(1,067)	(1,067)
Intercompany activity	347,206	(3,988)	(343,218)	—

Net (decrease) increase in cash	(9,621)	—	23,548	13,927
Cash at the beginning of the Period	125,748	—	65,930	191,678

Cash at the end of the Period	$116,127	$—	$89,478	$205,605

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “SYSCO” as used in this Form 10-Q refer to Sysco Corporation together with our consolidated subsidiaries and divisions. This discussion should be read in conjunction with our consolidated financial statements as of July 1, 2006, and for the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.
Highlights
Results of Operations
Sales increased 7.0% in the first 39 weeks and 5.3% in the third quarter of fiscal 2007 over the comparable prior year periods. Accounting pronouncement EITF 04-13 (see below) negatively impacted sales growth in fiscal 2007 by 1.1% in the first 39 weeks and 0.9% in the third quarter and also affects the comparison of gross margins, operating expenses and earnings as a percentage of sales between the periods. Gross margins as a percentage of sales were 19.2% in the first 39 weeks and 19.1% in the third quarter of fiscal 2007. Operating expenses as a percentage of sales for the first 39 weeks and the third quarter of fiscal 2007 decreased from the comparable prior year periods reflecting efficiencies in our operating activities. Decreases in pension and share-based compensation expenses were largely offset by higher corporate expenses, including management incentive bonus accruals and investments in strategic business initiatives. Earnings before the cumulative effect of accounting change increased 17.9% for the first 39 weeks and 17.2% for the third quarter of fiscal 2007 over the comparable prior year period. Diluted earnings per share before the cumulative effect of accounting change increased 18.1% for the first 39 weeks and 16.7% for the third quarter of fiscal 2007 over the comparable prior year period.
Accounting Changes
In the beginning of the fourth quarter of fiscal 2006, we adopted accounting pronouncement EITF 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (EITF 04-13). The accounting standard requires certain transactions, where inventory is purchased by us from a customer and then resold at a later date to the same customer (as defined), to be presented in the income statement on a net basis. This situation primarily arises for SYSCO when our customer has a proprietary item which they have either manufactured or sourced, but they require our distribution and logistics capabilities to get the product to their locations. The impact of adopting this new standard resulted in sales being reduced by $253,724,000 for the first 39 weeks of fiscal 2007 and $76,718,000 in the third quarter of 2007. Cost of sales were also reduced by the same amount and thus net earnings are unaffected by the adoption of this standard. We adopted this accounting pronouncement beginning in the fourth quarter of fiscal 2006 and will apply it to similar transactions prospectively. Prior period sales and cost of sales have not been restated. Therefore, the calculation of sales growth and the comparison of gross margins, operating expenses and earnings as a percentage of sales between the periods are affected.
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
We estimate that we serve about 14% of an approximately $232 billion annual market that includes the North American foodservice market and North American hotel amenity, furniture and textile market. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially since that time.
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
In January 2006, we completed the purchase of land in Alachua, Florida for the future site of our second RDC, which will service our five broadline operating companies in Florida. Construction of the building site is in progress and this facility is expected to be operational in fiscal 2008. In March 2007, we purchased the site for construction of a third RDC in Hamlet, Indiana.

Strategic Business Initiatives
In fiscal 2006, our executive team, with the approval of the Board of Directors, established a strategy team to examine many aspects of our businesses with an initial emphasis on five strategic focus areas established to help us achieve our long-term vision of becoming the global leader of the efficient, multi-temperature food product value chain. These five areas will serve as the foundation in our efforts to ensure a sustainable future and identify areas for growth. Each area is staffed with full-time associates who are focused on the following:
•	The Sourcing Team is focusing on lowering our cost of goods sold by leveraging SYSCO’s purchasing power and procurement expertise. The Sourcing Team recently rolled out an implementation process for centrally sourced items and is currently in the middle of implementing the second group of products to be purchased in a more coordinated effort.

•	The Integrated Delivery Team’s objective is working to optimize our current infrastructure in order to reduce costs and provide a growth platform in North America. Currently, the Integrated Delivery Team is pilot-testing processes to optimize warehouse and delivery activities and energy consumption to achieve a more efficient delivery of products to our customers.

•	The Demand Team is developing strategies to better understand and more profitably sell to and service SYSCO’s customers. The Demand Team is focusing on developing targeted go-to-market strategies and better tools and techniques for selling.

•	The Organizational Capabilities Team is working to align management reporting systems and metrics with the new strategic priorities.

•	The New Growth Team is exploring potential new markets and acquisitions and enhancing the processes for evaluating and integrating them with existing operations.
Our primary focus is on growing and optimizing the core foodservice distribution business in North America. To a lesser extent, we will also explore and identify opportunities to grow our global capabilities.
During the quarter, we began to take our strategic growth plans from initiative to implementation and announced new responsibilities for several executives. Over time, the teams will be integrated into our business and a strategic management function will remain to help put strategic plans into action.
We will continue to use our strategic business initiatives to help us grow by leveraging our market leadership position to continuously improve how our associates buy, handle and market products for our customers.

Results of Operations
The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	39-Week Period Ended		13-Week Period Ended
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Sales	100.0%	100.0%	100.0%	100.0%

Costs and Expenses
Cost of sales	80.8	80.9	80.9	81.1
Operating expenses	14.6	14.7	14.6	14.7
Interest expense	0.3	0.3	0.3	0.4
Other, net	(0.1)	0.0	0.0	0.0

Total costs and expenses	95.6	95.9	95.8	96.2

Earnings before income taxes and cumulative effect of accounting change	4.4	4.1	4.2	3.8
Income taxes	1.7	1.6	1.6	1.5

Earnings before cumulative effect of accounting change	2.7	2.5	2.6	2.3
Cumulative effect of accounting change	—	—	—	—

Net earnings	2.7%	2.5%	2.6%	2.3%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	39-Week Period	13-Week Period
Sales	7.0%	5.3%

Costs and Expenses
Cost of sales	6.9	5.1
Operating expenses	6.1	4.8
Interest expense	(1.8)	(12.7)
Other, net	142.9	209.6

Total costs and expenses	6.7	5.0

Earnings before income taxes and cumulative effect of accounting change	15.1	15.0
Income taxes	11.0	11.7

Earnings before cumulative effect of accounting change	17.9	17.2
Cumulative effect of accounting change	—	—

Net earnings	16.0%	17.2%

Earnings before cumulative effect of accounting change:
Basic earnings per share	18.9%	20.0%
Diluted earnings per share	18.1	16.7

Net earnings:
Basic earnings per share	16.5	20.0
Diluted earnings per share	16.8	16.7

Average shares outstanding	(0.5)	(0.2)
Diluted shares outstanding	(0.5)	0.1

Sales
Sales increased 7.0% for the first 39 weeks and 5.3% for the third quarter of fiscal 2007 over the comparable periods of the prior year. The application of EITF 04-13 negatively impacted sales growth in the first 39 weeks of fiscal 2007 by 1.1%, or $253,724,000, and the third quarter of fiscal 2007 by 0.9%, or $76,718,000. Acquisitions contributed 0.8% to the overall sales growth rate for the first 39 weeks of fiscal 2007 and 0.5% for the third quarter of fiscal 2007. Estimated product cost increases, an internal measure of inflation, were 2.6% during the first 39 weeks and 2.9% during the third quarter of fiscal 2007, as compared to 0.9% during the first 39 weeks and 2.0% during the third quarter of fiscal 2006.
We believe that our continued focus on customer account penetration through the use of business reviews with customers and the continued investment in increasing the number of customer contact personnel contributed to the sales growth in fiscal 2007. The number of customer contact personnel has increased by 335 since the end of fiscal 2006 and by 480 since the end of the comparable prior year period.
Gross Margins
Gross margins as a percentage of sales were 19.2% for the first 39 weeks and 19.1% for the third quarter of fiscal 2007, as compared to 19.1% for the first 39 weeks and 18.9% for the third quarter of fiscal 2006. The impact of EITF 04-13 contributed 0.2% to the increase in gross margins as a percentage of sales in both the first 39 weeks and third quarter of fiscal 2007. Gross margins as a percentage of sales, prior to the benefit obtained from the impact of EITF 04-13, were comparable across periods.
Operating Expenses
Operating expenses as a percentage of sales were 14.6% for both the first 39 weeks and the third quarter of fiscal 2007, as compared to 14.7% for each of the comparable periods in the prior year. The impact of EITF 04-13 increased operating expenses as a percentage of sales by 0.1% for both the first 39 weeks and the third quarter of fiscal 2007. The decline in operating expenses as a percentage of sales, prior to the effect of the impact of EITF 04-13, was primarily due to efficiencies obtained at the operating company level. Decreases in pension and share-based compensation expenses were offset by higher corporate expenses, including various management incentive bonus accruals and investments in strategic business initiatives.
Share-based compensation expense decreased $32,434,000 and $8,182,000 in the first 39 weeks and the third quarter of fiscal 2007 over the comparable prior year periods, due primarily to the completion of expense recognition in fiscal 2006 of a significant number of options granted in fiscal 2002. Net pension costs decreased $41,996,000 and $13,999,000 in the first 39 weeks and the third quarter of fiscal 2007 over the comparable prior year periods, due primarily to the increase in the discount rate used to determine fiscal 2007 pension costs. Net pension costs for fiscal 2007 are expected to decrease by approximately $55,000,000 over the prior year. The non-stock portion of various management incentive bonus accruals increased $53,380,000 and $19,875,000 in the first 39 weeks and the third quarter of fiscal 2007 over the comparable prior year periods, due primarily to improved operating results over last year. Investments in strategic business initiatives increased $20,546,000 and $3,054,000 in the first 39 weeks and third quarter of fiscal 2007 over the comparable prior year periods.

Operating expenses were reduced by the recognition of a gain of $15,005,000 in the first 39 weeks and $3,758,000 in the third quarter of fiscal 2007 to adjust the carrying value of life insurance assets to their cash surrender value. This compared to the recognition of a gain of $12,230,000 in the first 39 weeks and $4,103,000 in the third quarter of fiscal 2006.
Due to improved operating results in fiscal 2007, we believe that incentive compensation will be $25,000,000 to $30,000,000 million higher in the fourth quarter of fiscal 2007 over the fourth quarter last year.
Interest Expense
Interest expense was comparable for the first 39 weeks of fiscal 2007 and the comparable period in fiscal 2006.
The decrease in interest expense in the third quarter of fiscal 2007 over the comparable period in fiscal 2006 was due to decreased borrowing levels.
Other, Net
Changes between the periods result from fluctuations in various activities. The increase in the first 39 weeks of fiscal 2007 over the comparable prior year period is primarily due to a gain of approximately $5,800,000 on the sale of land.
Income Taxes
The effective tax rate for the first 39 weeks of fiscal 2007 was 38.5%, a decrease from the effective tax rate of 39.9% for the first 39 weeks of fiscal 2006. The effective tax rate for the third quarter of fiscal 2007 was 38.8%, a decrease from the effective tax rate of 39.9% for the third quarter of fiscal 2006. The decreases in the effective tax rates were primarily due to lower share-based compensation expense in fiscal 2007.
Net Earnings
In the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting, due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings for the first 39 weeks of fiscal 2006 by $9,285,000, net of tax.
Earnings before the cumulative effect of accounting change increased 17.9% and 17.2% for the first 39 weeks and the third quarter of fiscal 2007, respectively, over the comparable periods of the prior year. The increase was due primarily to the factors discussed above.
Net earnings increased 16.0% and 17.2% for the first 39 weeks and the third quarter of fiscal 2007 over the comparable periods of the prior year. The increase was due primarily to the factors discussed above and the cumulative effect of accounting change recorded in the first quarter of fiscal 2006.
Earnings Per Share
Basic earnings per share before the cumulative effect of accounting change increased 18.9% and 20.0%, in the first 39 weeks and the third quarter of fiscal 2007, respectively, over the comparable periods of the prior year. Diluted earnings per share before the cumulative effect of accounting change increased 18.1% and 16.7%, in the first 39 weeks and the third quarter of fiscal 2007, respectively, over the comparable periods of the prior year. These increases were due primarily to the factors discussed above and the reduction in shares outstanding due to share repurchases.
Basic earnings per share increased 16.5% and 20.0%, in the first 39 weeks and the third quarter of fiscal 2007, respectively, over the comparable periods of the prior year. Diluted earnings per share increased 16.8% and 16.7%, in the first 39 weeks and the third quarter of fiscal 2007, respectively, over the comparable periods of the prior year. In addition to the factors discussed above, the comparison of basic and diluted earnings per share for the first 39 weeks of fiscal 2007 is impacted by the amounts recorded related to the cumulative effects of accounting change in the first quarter of fiscal 2006 (See Note 2, Changes in Accounting beginning on page 5 for further discussion).
Segment Results
The following table sets forth the change in the selected financial data of each of our reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 12, Business Segment Information beginning on page 14:

	39-Week Period			13-Week Period
		Earnings			Earnings
		before			before
	Sales	taxes		Sales	taxes
Broadline	6.1%	9.4%		5.2%	8.6%
SYGMA	5.8	—	(1)	4.6	56.7	(2)
Other	17.9	7.7		8.7	9.8

(1)	SYGMA had earnings before taxes of $9,858,000 in the first 39 weeks of fiscal 2007 and a loss of $699,000 in the first 39 weeks of fiscal 2006.

(2)	SYGMA had earnings before taxes of $4,077,000 in the third quarter of fiscal 2007 and $2,601,000 in the third quarter of fiscal 2006.
The following table sets forth sales and earnings before income taxes of each of our reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 12, Business Segment Information beginning on page 14:

	39-Week Period Ended
	Mar. 31, 2007		Apr. 1, 2006
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	78.5%	105.4%	79.2%	111.0%
SYGMA	12.5	0.9	12.7	(0.1)
Other	10.3	8.2	9.3	8.8
Intersegment sales	(1.3)	—	(1.2)	—
Unallocated corporate expenses	—	(14.5)	—	(19.7)

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	Mar. 31, 2007		Apr. 1, 2006
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	78.4%	104.1%	78.5%	110.3%
SYGMA	12.6	1.1	12.7	0.8
Other	10.3	8.8	10.0	9.2
Intersegment sales	(1.3)	—	(1.2)	—
Unallocated corporate expenses	—	(14.0)	—	(20.3)

Total	100.0%	100.0%	100.0%	100.0%

We do not allocate to our segments share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase plan and restricted stock grants.
Broadline Segment
Broadline segment sales increased 6.1% for the first 39 weeks and 5.2% for the third quarter of fiscal 2007 over the comparable periods of the prior year. The application of EITF 04-13 negatively impacted sales growth in the first 39 weeks of fiscal 2007 by 0.7%, or $131,076,000 and the third quarter of fiscal 2007 by 0.5%, or $34,174,000. Acquisitions did not have an impact to the overall sales growth rate for the first 39 weeks or third quarter of fiscal 2007. The sales increases were primarily due to increased sales to multi-unit customers and marketing associate-served customers.
Marketing associate-served sales as a percentage of broadline sales in the U.S. were 51.8% and 50.7% for the first 39 weeks and third quarter of fiscal 2007, respectively, as compared to 51.4% and 50.6%, respectively, for the comparable prior year periods. SYSCO Brand sales as a percentage of broadline sales in the U.S. were 45.8% and 45.0% for the first 39 weeks and the third quarter of fiscal 2007, respectively, as compared to 48.4% and 47.4%, respectively, for the comparable prior year periods.
Earnings before income taxes for the Broadline segment increased 9.4% for the first 39 weeks and 8.6% for the third quarter of fiscal 2007 over the comparable periods of the prior year. These increases in earnings before income taxes were primarily due to increases in sales and operating efficiencies.
SYGMA Segment
SYGMA segment sales increased 5.8% for the first 39 weeks and 4.6% for the third quarter of fiscal 2007 over the comparable periods of the prior year. The application of EITF 04-13 negatively impacted sales growth in the first 39 weeks of fiscal 2007 by 4.0%, or $121,772,000 and the third quarter of fiscal 2007 by 4.1%, or $41,941,000. Acquisitions contributed 2.4% to the overall sales growth rate for both the first 39 weeks of fiscal 2007 and the third quarter of fiscal 2007. The increases in sales were due to sales to new customers and sales growth in SYGMA’s existing customer base related to increased sales at existing locations as well as new locations added by those customers. In addition, certain customers were transferred from Broadline operations to be serviced by SYGMA operations, contributing to the sales increase.

Earnings before income taxes for the SYGMA segment increased to $9,858,000 for the first 39 weeks of fiscal 2007 from the comparable prior period loss of $699,000. Earnings before income taxes for the SYGMA segment increased 56.7% to $4,077,000 for the third quarter of fiscal 2007 over the comparable prior period earnings of $2,601,000. These increases in earnings before income taxes were due to several factors, including sales growth, increased margins and improved operating efficiencies partially offset by costs of labor and auto liability related expenses. In addition, the transfer of customers from Broadline operations referred to above also contributed to the increases in earnings before income taxes.
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
Operating Activities
We generated $952,165,000 in cash flow from operations in the first 39 weeks of fiscal 2007, as compared to $639,211,000 in the first 39 weeks of fiscal 2006.
Cash flow from operations in the first 39 weeks of fiscal 2007 was impacted by increases in accounts receivable balances and inventory balances offset by an increase in accounts payable balances. Cash flow from operations in the first 39 weeks of fiscal 2006 was impacted by increases in accounts receivable balances and inventory balances, partially offset by an increase in accounts payable balances.
The increase in accounts receivable, inventory and accounts payable balances in the first 39 weeks of fiscal 2007 were primarily due to sales growth. March 2007 inventory days sales outstanding ratios (using an average of the last five weeks of cost of sales) were improved as compared to March 2006 which we believe was driven by our inventory management efforts.
The increase in accounts receivable and inventory balances in the first 39 weeks of fiscal 2006 were primarily due to sales growth. The accounts payable balances did not increase in the same manner as inventory increases. Accounts payable balances are impacted by many factors including changes in product mix and changes in payment terms with vendors due to conversion to more efficient electronic payment methods and to cash discount terms.
Accrued expenses increased $54,167,000 during the first 39 weeks of fiscal 2007 and $15,387,000 during the first 39 weeks of fiscal 2006. These increases were primarily due to accruals for current year incentive bonuses due to improved operating results over last year.
Prepaid pension cost and other long-term liabilities, net, increased $12,621,000 during the first 39 weeks of fiscal 2007 and decreased $39,724,000 during the first 39 weeks of fiscal 2006. The change in these accounts was primarily attributable to the recording of net pension costs and the timing of pension contributions. In the first 39 weeks of fiscal 2007, we recorded net pension costs of $55,948,000 and contributed $68,168,000 to our pension plans. In the first 39 weeks of fiscal 2006, we recorded net pension costs of $97,944,000 and contributed $71,538,000 to our pension plans.
Financing Activities
During the first 39 weeks of fiscal 2007, a total of 9,538,700 shares were repurchased at a cost of $329,342,000, as compared to 15,951,800 shares at a cost of $527,616,000 for the comparable period in fiscal 2006. There were no additional share repurchases through April 28, 2007, resulting in 9,800,200 shares remaining available for repurchase as authorized by the Board as of that date.
Dividends paid in the first 39 weeks of fiscal 2007 were $328,029,000, or $0.53 per share, as compared to $293,535,000, or $0.47 per share, in the comparable period of fiscal 2006. In February 2007, we declared our regular quarterly dividend for the fourth quarter of fiscal 2007, which was paid in April 2007.
As of March 31, 2007, we had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which $10,500,000 was outstanding at March 31, 2007. Such borrowings were $8,500,000 as of April 28, 2007.
As of March 31, 2007, our outstanding commercial paper issuances were $408,133,000. Such borrowings were $638,883,000 as of April 28, 2007. During the 39-week period ended March 31, 2007, the aggregate of commercial paper and short-term bank borrowings ranged from approximately $356,804,000 to $703,072,000.
In September 2006, the termination date on the revolving credit facility supporting our U.S. and Canadian commercial paper programs was extended from November 4, 2010 to November 4, 2011 in accordance with the terms of the agreement.
Included in current maturities of long-term debt at March 31, 2007 are the 7.25% senior notes due April 2007 totaling $100,000,000. In April 2007, SYSCO repaid these senior notes at maturity utilizing a combination of cash flow from operations and commercial paper issuances.
Our long-term debt to capitalization ratio was 34.3% at March 31, 2007. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
Other Considerations
As discussed in Note 11, Commitments and Contingencies, beginning on page 12, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any under-funded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, we estimate that our share of withdrawal liability on all the multi-employer plans we participate in, some of which appear to be under-funded, could be as much as $120,000,000.

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
Our affiliate, BSCC, is a cooperative and taxed under subchapter T of the Unites States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods and be liable for interest on such amounts. As of March 31, 2007, we have recorded deferred income tax liabilities of $825,000,000 related to the BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but the payment had been deferred as of March 31, 2007. In addition, if it were determined that all amounts since the inception of BSCC were inappropriately deferred or that BSCC should have been a taxable entity, we estimate that in addition to making a current payment for amounts previously deferred (as discussed above), the company may have liability (representing interest) that would be payable on the cumulative deferred balances ranging from $160,000,000 to $180,000,000, prior to federal income tax benefit, as of March 31, 2007. We calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. During the third quarter of fiscal 2007, the IRS proposed adjustments related to the taxability of BSCC. We plan to vigorously protest these adjustments. We have reviewed the merits of the issues raised by the IRS and based upon our review, we believe that the resulting interest is not a probable liability and accordingly, have not recorded any related amount in any period. Any unforeseen requirements to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, could cause us to raise additional capital through debt financing or the issuance of equity or we may be required to forego or defer planned capital expenditures or share repurchases or a combination of these items.
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
In February 2007, the FASB issued SFAS No .159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact the adoption of SFAS 159 will have on our consolidated financial statements.
Forward-Looking Statements
Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding expense trends; the impact of ongoing legal proceedings; the timing, expected cost savings and other long-term benefits of the National Supply Chain project and regional distribution centers; anticipated capital expenditures which may vary from projections; the ability to increase sales and market share and grow earnings; continued competitive advantages and positive results from growth initiatives; the potential for future success; anticipated pension plan liabilities and contributions; the outcome of ongoing tax audits; the continuing impact of economic conditions on sales growth; growth strategies; SYSCO’s ability to refinance current maturities of long-term debt; and our ability to meet our cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks discussed at Part II, Item 1A, “Risk Factors,” including risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including the current economic environment, increased fuel costs and consumer spending; SYSCO’s leverage and debt risks; the successful completion of acquisitions and integration of acquired companies as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results; the effect of competition on us and our customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management’s allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; the risk that the IRS will disagree with our tax positions and seek to impose interest or penalties; the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent; that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans; or that the Pension Protection Act could require that we make additional pension contributions; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.
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

At March 31, 2007, we had outstanding $408,133,000 of commercial paper issuances at variable rates of interest with maturities through June 25, 2007. Excluding commercial paper issuances, our long-term debt obligations at March 31, 2007 were $1,329,840,000 and were primarily at fixed rates of interest.
In order to partially manage the volatility and uncertainty of fuel costs, from time to time, we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 31, 2007, outstanding forward diesel fuel purchase commitments total approximately $67,000,000, which will lock in the price on a substantial portion of our fuel purchases through the end of calendar year 2007.

Item 4.	Controls and Procedures
SYSCO’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, SYSCO’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that SYSCO implemented a new financial consolidation system which was used to produce certain information contained in this quarterly report. The implementation was subject to various testing and review, including parallel testing in conjunction with the previous financial consolidation system. We believe that appropriate internal controls are in place with the new financial consolidation system.

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
Baugh Supply Chain Cooperative Structure
The National Supply Chain project involved the creation of the Baugh Supply Chain Cooperative (BSCC) which administers a consolidated product procurement program to develop, obtain and ensure consistent quality food and non-food products. BSCC is a cooperative and taxed under subchapter T of the United States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise had deferred until future periods and be liable for interest on such amounts. As of March 31, 2007, we have recorded deferred income tax liabilities of $825,000,000 related to the BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but the payment had been deferred as of March 31, 2007. In addition, if it were determined that all amounts since the inception of BSCC were inappropriately deferred or that BSCC should have been a taxable entity, we estimate that in addition to making a current payment for amounts previously deferred (as discussed above), we may have additional liability (representing interest) that would be payable on the cumulative deferred balances ranging from $160,000,000 to $180,000,000, prior to federal income tax benefit, as of March 31, 2007. We calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect each period. During the third quarter of fiscal 2007, the IRS proposed adjustments related to the taxability of BSCC. We plan to vigorously protest these adjustments. We have reviewed the merits of the issues raised by the IRS and based upon such review, we believe that the resulting interest is not a probable liability and, accordingly, have not recorded any related amount in any period. If we were required to accelerate a significant portion of these deferred tax liabilities, we may be required to raise additional capital through debt financing or the issuance of equity or we may be required to forego or defer planned capital expenditures or share repurchases or a combination thereof and may be required to pay interest on amounts deferred.
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
Labor Relations and Availability of Qualified Labor
As of July 1, 2006, approximately 8,800 employees at 55 operating companies were members of 61 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2007, 16 agreements covering approximately 2,000 employees have expired or will expire. As of March 31, 2007, ten agreements have been successfully renegotiated. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.
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

Multi-Employer Defined Benefit Pension Plans
We contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 10% of our current employees are participants in such multi-employer plans. In fiscal 2006, our total contributions to these plans were approximately $29,796,000. During the first 39 weeks of fiscal 2007, total contributions to these plans were approximately $24,205,000.
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
Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal, or the mass withdrawal of all contributing employers from any under-funded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, we estimate that our share of withdrawal liability on all the multi-employer plans we participate in, some of which appear to be under-funded, could be as much as $120,000,000. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. Requirements to pay such increased contributions, withdrawal liability, and excise taxes could negatively impact our liquidity and results of operations.
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
Tax Audit
We received the final summary of proposed adjustments for our 2003 and 2004 federal income tax returns which were under audit by the Internal Revenue Service (IRS). We have accrued our best estimate of the additional liability required related to certain positions which have been challenged by the IRS on which we believe it is probable that we will not prevail. During the third quarter, the IRS proposed adjustments for the company’s position as it relates to SYSCO’s affiliate, BSCC, as a cooperative structure. See further discussion within this section under the caption “Baugh Supply Chain Cooperative Structure”. While we currently believe we will prevail on defense of the disputed assessments, payment of such amounts upon final adjudication of any disputes, if material, could have an adverse effect on our financial results and cash flows.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the third quarter of fiscal 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number
		(b) Average	Part of Publicly	of Shares that May Yet
	(a) Total Number of	Price Paid per	Announced Plans or	Be Purchased Under
Period	Shares Purchased(1)	Share	Programs	the Plans or Programs
Month #1 Dec. 31 — Jan. 27	2,189,894	$36.12	2,125,000	10,575,200
Month #2 Jan. 28 — Feb. 24	776,119	35.40	775,000	9,800,200
Month #3 Feb. 25 — Mar. 31	21,540	32.90	—	9,800,200
Total	2,987,553	35.91	2,900,000	9,800,200

(1)	The total number of shares purchased includes 64,894, 1,119 and 21,540 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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
As of April 28, 2007, there were 9,800,200 shares remaining available for repurchase under the November 2005 repurchase program.

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

4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

†*10.1	First Amendment to the 2004 Long-Term Cash Incentive Plan dated February 9, 2007.

*15.1	Report from Ernst & Young LLP dated May 10, 2007, re: unaudited financial statements.

*15.2	Acknowledgment letter from Ernst & Young LLP.

*31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION (Registrant)

By	/s/ RICHARD J. SCHNIEDERS

Richard J. Schnieders
Chairman of the Board,
Chief Executive Officer and President
Date: May 10, 2007

By	/s/ JOHN K. STUBBLEFIELD, JR.
John K. Stubblefield, Jr.
Executive Vice President, Finance and
Chief Financial Officer
Date: May 10, 2007

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Vice President, Controller and
Chief Accounting Officer
Date: May 10, 2007

EXHIBIT INDEX

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated February 8, 2002, incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended December 29, 2001 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.5	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

NO.	DESCRIPTION
4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

†*10.1	First Amendment to the 2004 Long-Term Cash Incentive Plan dated February 9, 2007.

*15.1	Report from Ernst & Young LLP dated May 10, 2007, re: unaudited financial statements.

*15.2	Acknowledgment letter from Ernst & Young LLP.

*31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

*	Filed herewith