Form 10-K
period 2007-06-30
SYSCO CORP
filed 2007-08-28
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $20,656,409,000 as of December 30, 2006 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 29, 2006, as reported by The Wall Street Journal (Southwest Edition)). As of August 15, 2007, the registrant had issued and outstanding an aggregate of 609,972,298 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the company’s 2007 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I
ITEM 1. Business
     Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,”, “our,” “us,” “SYSCO,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.
Overview
     Sysco Corporation, acting through its subsidiaries and divisions, is the largest North American distributor of food and related products primarily to the foodservice or “food-prepared-away-from-home” industry. Founded in 1969, we provide products and related services to approximately 391,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.
     SYSCO, which was formed when the stockholders of nine companies exchanged their stock for SYSCO common stock, commenced operations in March 1970. Since our formation, we have grown from $115 million to over $35 billion in annual sales, both through internal expansion of existing operations and through acquisitions. Through the end of fiscal 2007, we have acquired 141 companies or divisions of companies.
     During fiscal 2007, we completed the acquisition of Bunn Capitol, a foodservice distributor located in Springfield, Illinois.
     SYSCO Corporation is organized under the laws of Delaware. The address and telephone number of our executive offices are 1390 Enclave Parkway, Houston, Texas 77077-2099, (281) 584-1390. This annual report on Form 10-K, as well as all other reports filed or furnished by SYSCO pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on SYSCO’s website at www.sysco.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.
Operating Segments
     SYSCO provides food and related products to the foodservice or “food-prepared-away-from-home” industry. Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), we have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to chain restaurant customer locations. “Other” financial information is attributable to our other segments, including our specialty produce, custom-cut meat and lodging industry products segments and a company that distributes to internationally located chain restaurants. Specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Specialty meat companies distribute custom-cut fresh steaks, other meat, seafood and poultry. Our lodging industry products company distributes personal care guest amenities, equipment, housekeeping supplies, room accessories and textiles to the lodging industry. Selected financial data for each of our reportable segments as well as financial information concerning geographic areas can be found in Note 17, Business Segment Information, in the Notes to Consolidated Financial Statements in Item 8.
Customers and Products
     The foodservice industry consists of two major customer types — “traditional” and “chain restaurant.” Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. Our chain restaurant customers include regional and national hamburger, sandwich, pizza, chicken, steak and other chain operations.
     Services to our traditional foodservice and chain restaurant customers are supported by similar physical facilities, vehicles, material handling equipment and techniques, and administrative and operating staffs.
     The products we distribute include:
•	a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts;

•	a full line of canned and dry foods;

•	fresh meats;

•	imported specialties; and

•	fresh produce.

We also supply a wide variety of non-food items, including:
•	paper products such as disposable napkins, plates and cups;

•	tableware such as china and silverware;

•	cookware such as pots, pans and utensils;

•	restaurant and kitchen equipment and supplies; and

•	cleaning supplies.
     Our operating companies distribute nationally-branded merchandise, as well as products packaged under our private brands. Products packaged under our private brands have been manufactured for SYSCO according to specifications that have been developed by our quality assurance team. In addition, our quality assurance team certifies the manufacturing and processing plants where these products are packaged, enforces our quality control standards and identifies supply sources that satisfy our requirements.
     We believe that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to traditional customers. Our operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through our more than 14,400 sales and marketing representatives and support staff of SYSCO and our operating companies, we stay informed of the needs of our customers and acquaint them with new products and services. Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers’ businesses.
     No single customer accounted for 10% or more of our total sales for the fiscal year ended June 30, 2007.
     Our sales to chain restaurant customers consist of a variety of food products. We believe that consistent product quality and timely and accurate service are important factors when a chain restaurant selects a foodservice supplier. One chain restaurant customer (Wendy’s International, Inc.) accounted for 5% of our sales for fiscal year ended June 30, 2007. Although this customer represents approximately 39% of the SYGMA segment sales, we do not believe that the loss of this customer would have a material adverse effect on SYSCO as a whole.
     Based upon available information, we estimate that sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2007	2006	2005
Restaurants	64%	63%	64%
Hospitals and nursing homes	10	10	10
Schools and colleges	5	5	5
Hotels and motels	6	6	6
Other	15	16	15

Totals	100%	100%	100%

Sources of Supply
     We purchase from thousands of suppliers, none of which individually accounts for more than 10% of our purchases. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. Generally, purchasing is carried out through centrally developed purchasing programs and direct purchasing programs established by our various operating companies. We continually develop relationships with suppliers but have no material long-term purchase commitments with any supplier.
     In the second quarter of fiscal 2002, we began a project to restructure our supply chain (National Supply Chain project). This project is intended to increase profitability by lowering aggregate inventory levels, operating costs, and future facility expansion needs at our broadline operating companies while providing greater value to our suppliers and customers.
     The National Supply Chain project involved the creation of the Baugh Supply Chain Cooperative, Inc. (BSCC), which administers a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of SYSCO Brand merchandise as well as products from a number of national brand suppliers, encompassing substantially all product lines. The operating companies can choose to purchase product from the suppliers participating in the cooperative’s programs or from other suppliers, although SYSCO Brand products are only available to the operating companies through the cooperative’s programs.
     The National Supply Chain project has three major supply chain initiatives actively underway. The first initiative involves the construction and operation of regional distribution centers which will aggregate inventory demand to optimize the supply chain activities for certain products for all SYSCO broadline operating companies in the region. We currently expect to build five to seven redistribution centers (RDCs). The first of these centers, the Northeast RDC located in Front Royal, Virginia, opened during the third quarter of fiscal 2005. A second RDC located in Alachua, Florida is being constructed and is expected to become operational in the latter half of fiscal 2008. SYSCO has purchased the site for a third RDC in Hamlet, Indiana. The second initiative is the national transportation management initiative, which provides the capability to view and manage all of SYSCO’s inbound freight, both to RDCs and the operating companies, as a network and not as individual locations. As of June 2007, all inbound freight to United States broadline operating companies is managed centrally. The third initiative is the national implementation of demand planning and inventory management software. This project is strategically important in that it creates the foundation to effectively execute new supply chain processes, including redistribution, as well as efficiently manage our inventory assets.
Working Capital Practices
     Our growth is funded through a combination of cash flow from operations, commercial paper issuances and long-term borrowings. See the discussion in Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and the Results of Operations at Item 7 regarding our liquidity, financial position and sources and uses of funds.
     Credit terms we extend to our customers can vary from cash on delivery to 30 days or more based on our assessment of the customers’ credit risk. We monitor the customers’ accounts and will suspend shipments to customers if necessary.
     A majority of our sales orders are filled within 24 hours of when the customers’ orders are placed. We will generally maintain inventory on hand to be able to meet customer demand. The level of inventory on hand will vary by product depending on shelf-life, supplier order fulfillment lead times and customer demand. We also make purchases of additional volumes of certain products based on supply or pricing opportunities.
     We take advantage of suppliers’ cash discounts where appropriate and otherwise generally receive payment terms from our suppliers ranging from weekly to 30 days or more.
Corporate Headquarters’ Services
     Our corporate staff makes available a number of services to our operating companies. Members of the corporate staff possess experience and expertise in, among other areas, accounting and finance, cash management, information technology, employee benefits, engineering, risk management and insurance. The corporate office makes available legal, marketing, payroll, human resources, training and development, information technology and tax compliance services. The corporate office also makes available warehousing and distribution services, which provide assistance in space utilization, energy conservation, fleet management and work flow.
Capital Improvements
     To maximize productivity and customer service, we continue to construct and modernize our distribution facilities. During fiscal 2007, 2006 and 2005, approximately $603,242,000, $513,934,000 and $390,026,000, respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. We estimate our capital expenditures in fiscal 2008 should be in the range of $625,000,000 to $650,000,000. During the three years ended June 30, 2007, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings. We expect to finance our fiscal 2008 capital expenditures from the same sources.
Employees
     As of June 30, 2007, we had approximately 50,900 full-time employees, approximately 18% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled by each individual operating company. Approximately 26% of our union employees are covered by collective bargaining agreements which will expire during fiscal 2008. We consider our labor relations to be satisfactory.
Competition
     SYSCO’s business environment is competitive with numerous companies engaged in foodservice distribution. Our customers may also choose to purchase products directly from retail outlets. While competition is encountered primarily from local and regional distributors, a few companies compete with us on a national basis. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices. We estimate that we serve about 15% of an approximately $225 billion annual market that includes the foodservice and hotel amenity, furniture and textile markets both in the United States and Canada. We believe, based upon industry trade data, that our sales to the United States and Canada “food-prepared-away-from-home” industry were the highest of any foodservice distributor during fiscal 2007. While adequate industry statistics are not available, we believe that in most instances our local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas.

Government Regulation
     As a marketer and distributor of food products, we are subject to the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA), as well as the Canadian Food and Drugs Act and the regulations thereunder.
     The FDA regulates manufacturing and holding requirements for foods through its manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated thereunder by the U.S. Department of Agriculture (USDA). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.
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
     We and our products are also subject to state, provincial and local regulation through such measures as the licensing of our facilities; enforcement by state, provincial and local health agencies of state, provincial and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to inspections and regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor, together with similar occupational health and safety laws in each Canadian province. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products we distribute.
     We are also subject to regulation by numerous U.S. and Canadian federal, state, provincial and local regulatory agencies, including, but not limited to, the U.S. Department of Labor and each Canadian provincial ministry of labour, which set employment practice standards for workers, and the U.S. Department of Transportation and the Canadian Transportation Agency, which regulate transportation of perishable and hazardous materials and waste, and similar state, provincial and local agencies.
     Most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks. Other U.S. and Canadian federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials do not materially impact the use or operation of our facilities.
     Compliance with these laws has not had, and is not anticipated to have, a material effect on our capital expenditures, earnings or competitive position.
General
     We have numerous trademarks which are of significant importance to the company. The loss of the SYSCO(R) trademark would have a material adverse effect on our results of operations.
     We are not engaged in material research and development activities relating to the development of new products or the improvement of existing products.
     Our sales do not generally fluctuate significantly on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.
     As of June 30, 2007, we operated 177 distribution facilities throughout the United States and Canada.

Item 1A. Risk Factors
Our Low Margin Business May Be Negatively Impacted by Product Cost Deflation, Product Cost Inflation or Other Economic Conditions
     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on such product cost increases. The foodservice industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence and the frequency and amount spent by consumers for food prepared away from home may negatively impact our sales and operating results. Our operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties collecting accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Although these factors have not had a material adverse impact on our past operations, there can be no assurance that one or more of these factors will not adversely affect future operating results.
Increased Fuel Costs Can Lower Demand for our Products and Increase our Costs
     Increased fuel costs can have a negative impact on our results of operations. The high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. The high cost of fuel can also increase the price paid by us for products as well as the costs incurred by us to deliver products to our customers. These factors in turn may negatively impact our sales, margins, operating expenses and operating results.
Conditions Beyond our Control can Interrupt our Supplies and Increase our Product Costs
     We obtain substantially all of our foodservice and related products from third party suppliers. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather, crop conditions, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events (including, but not limited to, the outbreak of avian flu or similar food-borne illnesses in the United States and Canada). Our inability to obtain adequate supplies of our foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.
Taxing Authorities May Successfully Challenge our Baugh Supply Chain Cooperative Structure
     The National Supply Chain project involved the creation of the BSCC which administers a consolidated product procurement program to develop, obtain and ensure consistent quality food and non-food products. BSCC is a cooperative taxed under subchapter T of the United States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise had deferred until future periods, and in that event, would be liable for interest on such amounts. As of June 30, 2007, we have recorded deferred income tax liabilities of $988,000,000 related to the BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but the payment had been deferred as of June 30, 2007. In addition, if the IRS or any other taxing authority determines that all amounts since the inception of BSCC were inappropriately deferred or that BSCC should have been a taxable entity, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may have additional liability, representing interest that would be payable on the cumulative deferred balances ranging from $185,000,000 to $205,000,000, prior to federal and state income tax benefit, as of June 30, 2007. We calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect each period. During the third quarter of fiscal 2007, the Internal Revenue Service (IRS), in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of BSCC. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS and based upon such review, we have not recorded any related amount in any period. A taxing authority requiring us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, could cause us to raise additional capital through debt financing or the issuance of equity or we may have to forego or defer planned capital expenditures or share repurchases or a combination of these items.

We Need Access to Borrowed Funds in Order to Grow
     Because a substantial part of our growth historically has been the result of acquisitions and capital expansion, our continued growth depends, in large part, on our ability to continue this expansion. As a result, our inability to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to expand. Moreover, any default under the documents governing our indebtedness could have a significant adverse effect on our cash flows, as well as the market value of our common stock. Further, our leveraged position may also increase our vulnerability to competitive pressures.
Product Liability Claims Could Materially and Adversely Impact our Business
     We, like any other seller of food, face the risk of exposure to product liability claims in the event that the use of products sold by SYSCO causes injury or illness. With respect to product liability claims, we believe we have sufficient primary or excess umbrella liability insurance. However, this insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If SYSCO does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce our net earnings and earnings per share.
Adverse Publicity Could Negatively Impact our Reputation and Reduce Earnings
     Maintaining a good reputation is critical to our business, particularly to selling SYSCO Brand products. Anything that damages that reputation, whether or not justified, including adverse publicity about the quality, safety or integrity of our products, could quickly affect our revenues and profits. Reports, whether true or not, of food-borne illnesses, such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella, and injuries caused by food tampering could also severely injure our reputation. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. In addition, instances of food-borne illnesses or food tampering or other health concerns, even those unrelated to the use of SYSCO products, can result in negative publicity about the food service distribution industry and cause our sales to decrease dramatically.
Failure to Successfully Renegotiate Union Contracts Could Result in Work Stoppages
     As of June 30, 2007, approximately 9,000 employees at 54 operating companies were members of 60 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2008, 14 agreements covering approximately 2,300 employees will expire. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.
A Shortage of Qualified Labor Could Negatively Impact our Business and Materially Reduce Earnings
     Our operations rely heavily on our employees, particularly drivers, and any shortage of qualified labor could significantly affect our business. Our recruiting and retention efforts and efforts to increase productivity gains may not be successful and there may be a shortage of qualified drivers in future periods. Any such shortage would decrease SYSCO’s ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our net earnings.
We may be Required to Pay Material Amounts Under Multi-Employer Defined Benefit Pension Plans
     We contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 11% of our current employees are participants in such multi-employer plans. In fiscal 2007, our total contributions to these plans were approximately $37,296,000.
     We do not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other contributing employers to the plan. Based upon the information available to us from plan administrators, we believe that some of these multi-employer plans are underfunded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required, and the level of benefits provided by the plans. In addition, the Pension Protection Act, enacted in August 2006, will require under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding, perhaps beginning as soon as calendar 2008. As a result, our required contributions to these plans may increase in the future.
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
We Must Finance and Integrate Acquired Businesses Wisely
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
Expanding into International Markets Presents Unique Challenges and our Expansion Efforts and International Operations may not be Successful
     In addition to our importing and exporting activities, our strategy includes expansion of operations into new international markets. Our ability to successfully operate in international markets may be adversely affected by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations.
Our Preferred Stock Provides Anti-Takeover Benefits that may not be Beneficial to Stockholders
     Under our Restated Certificate of Incorporation, SYSCO’s Board of Directors is authorized to issue up to 1,500,000 shares of preferred stock without stockholder approval. Issuance of these shares could make it more difficult for anyone to acquire SYSCO without approval of the Board of Directors, depending on the rights and preferences of the stock issued. In addition, if anyone attempts to acquire SYSCO without approval of the Board of Directors of SYSCO, the existence of this undesignated preferred stock could allow the Board of Directors to adopt a shareholder rights plan without obtaining stockholder approval, which could result in substantial dilution to a potential acquirer. As a result, hostile takeover attempts that might result in an acquisition of SYSCO, that could otherwise have been financially beneficial to our stockholders, could be deterred.
Technology Dependence Could have a Material Negative Impact on our Business
     Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network. We use software and other technology systems to load trucks in the most efficient manner to optimize the use of storage space and minimize the time spent at each stop. Any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business and result in increased costs. While SYSCO has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     The table below shows the number of distribution facilities occupied by SYSCO in each state or province and the aggregate cubic footage devoted to cold and dry storage as of June 30, 2007.

		Cold Storage	Dry Storage
	Number of	(Thousands	(Thousands	Segments
Location	Facilities	Cubic Feet)	Cubic Feet)	Served*
Alabama	2	5,100	6,049	BL
Alaska	1	1,067	645	BL
Arizona	1	2,818	2,588	BL
Arkansas	2	2,660	2,611	BL,O
California	17	28,886	29,733	BL, S, O
Colorado	4	6,926	5,390	BL, S, O
Connecticut	2	5,068	3,851	BL, O
District of Columbia	1	335	30	O
Florida	15	29,827	23,992	BL, S, O
Georgia	6	5,434	13,190	BL, S, O
Hawaii	1	—	258	O
Idaho	2	2,032	2,202	BL
Illinois	6	5,981	10,345	BL, S, O
Indiana	2	2,843	2,387	BL, O
Iowa	1	2,318	2,373	BL
Kansas	1	4,424	4,274	BL
Kentucky	1	2,286	2,647	BL
Louisiana	1	3,282	2,605	BL
Maine	1	1,494	1,895	BL
Maryland	3	8,383	7,770	BL, O
Massachusetts	2	5,188	6,009	BL, S
Michigan	4	6,504	8,468	BL, S, O
Minnesota	2	4,415	3,772	BL
Mississippi	1	2,071	2,073	BL
Missouri	2	2,242	2,316	BL, S
Montana	1	3,269	2,556	BL
Nebraska	1	1,721	2,130	BL
Nevada	3	6,010	3,677	BL, O
New Jersey	4	4,144	10,400	BL, O
New Mexico	1	3,018	2,696	BL
New York	3	7,522	8,762	BL
North Carolina	7	8,731	12,674	BL, S, O
North Dakota	1	830	1,893	BL
Ohio	10	10,368	14,313	BL, S, O
Oklahoma	4	3,788	3,579	BL, S, O
Oregon	3	4,023	4,063	BL, S, O
Pennsylvania	4	6,749	7,586	BL, S
South Carolina	1	4,541	2,928	BL
Tennessee	4	8,810	7,174	BL, O
Texas	18	23,045	23,704	BL, S, O
Utah	1	3,609	3,208	BL
Virginia	3	13,252	9,786	BL
Washington	1	4,025	2,751	BL
Wisconsin	2	7,261	6,155	BL
Alberta, Canada	2	4,098	3,550	BL
British Columbia, Canada	6	4,595	4,279	BL, O
Manitoba, Canada	1	1,135	860	BL
New Brunswick, Canada	2	1,124	1,430	BL
Newfoundland, Canada	1	550	550	BL
Nova Scotia, Canada	1	746	995	BL
Ontario, Canada	9	11,734	10,119	BL, O
Quebec, Canada	1	716	1,209	BL
Saskatchewan, Canada	1	1,271	825	BL

Total	177	292,269	301,325

*	Segments served include Broadline (BL), SYGMA (S) and Other (O).

     We own approximately 480,861,000 cubic feet of our distribution facilities and self-serve centers (or 81.0% of the total cubic feet), and the remainder is occupied under leases expiring at various dates from fiscal 2008 to fiscal 2041, exclusive of renewal options. Certain of the facilities owned by the company are either subject to mortgage indebtedness or industrial revenue bond financing arrangements totaling $17,727,000 as of June 30, 2007. Such mortgage indebtedness and industrial revenue bond financing arrangements mature at various dates through fiscal 2026.
     We own our approximately 325,000 square foot headquarters office complex in Houston, Texas and lease approximately 150,000 square feet of additional office space in Houston, Texas. We began the expansion of our headquarters office complex in fiscal 2006, the first phase of which was completed in the first quarter of fiscal 2007. Upon completion of the second phase of the expansion in the second half of fiscal 2008, our headquarters office complex will be approximately 625,000 owned square feet.
     Facilities in Edmonton, Alberta; Danville, Illinois; Grand Rapids, Michigan; Las Vegas, Nevada; and Peterborough, Ontario (which in the aggregate accounted for approximately 3.9% of fiscal 2007 sales) are operating near capacity and we are currently constructing expansions or replacements for these distribution facilities. We are also constructing new distribution facilities in Knoxville, Tennessee and Longview, Texas. We are constructing our second redistribution facility in Alachua, Florida and expect it to be operational in fiscal 2008. We have also purchased the site of its third redistribution facility to be built in Hamlet, Indiana.
     As of June 30, 2007, our fleet of approximately 9,300 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 87% of these vehicles and lease the remainder.
Item 3. Legal Proceedings
     We are engaged in various legal proceedings which have arisen in the normal course of business but have not been fully adjudicated. These proceedings, in our opinion, will not have a material adverse effect upon our consolidated financial position or results of operations when ultimately concluded.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     The principal market for SYSCO’s common stock (SYY) is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the periods indicated.

			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
Fiscal 2006:
First Quarter	$37.30	$30.96	$0.15
Second Quarter	33.59	29.98	0.17
Third Quarter	32.72	29.11	0.17
Fourth Quarter	32.15	29.11	0.17
Fiscal 2007:
First Quarter	$34.15	$26.50	$0.17
Second Quarter	37.04	32.35	0.19
Third Quarter	36.74	31.34	0.19
Fourth Quarter	34.95	31.64	0.19
     The number of record owners of SYSCO’s common stock as of August 15, 2007 was 13,469.

     We made the following share repurchases during the fourth quarter of fiscal 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number
			of Shares
			Purchased	(d) Maximum Number
			as Part of	of Shares That May Yet
	(a) Total Number	(b) Average Price	Publicly Announced	be Purchased Under
Period	of Shares Purchased(1)	Paid Per Share	Plans or Programs	the Plans or Programs
Month #1
April 1 — April 28	10,280	$34.13	—	9,800,200
Month #2
April 29 — May 26	1,990,617	33.23	1,984,300	7,815,900
Month #3
May 27 — June 30	4,766,070	33.04	4,708,200	3,107,700

Total	6,766,967	$33.10	6,692,500	3,107,700

(1)	The total number of shares purchased includes 10,280, 6,317 and 57,870 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.
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
     On June 11, 2007, we entered into a stock purchase plan with Wachovia Securities to purchase up to 4,150,000 shares of SYSCO common stock as authorized under the November 2005 repurchase program pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A total of 4,150,000 shares were purchased between June 11, 2007 and August 14, 2007, including during company “blackout periods.” By its terms, the agreement terminated on August 14, 2007.
     As noted in the table above, there were 3,107,700 shares remaining available for repurchase as of June 30, 2007. On July 18, 2007, we announced that the Board of Directors approved the repurchase of an additional 20,000,000 shares. From July 1, 2007 through August 15, 2007, an additional 3,157,700 shares were purchased. As of August 15, 2007, there were 19,950,000 shares remaining available for repurchase under the July 2007 repurchase programs.

Item 6. Selected Financial Data

	Fiscal Year
				2004
	2007	2006(1)	2005	(53 Weeks)	2003
	(In thousands except for share data)
Sales	$35,042,075	$32,628,438	$30,281,914	$29,335,403	$26,140,337
Earnings before income taxes	1,621,215	1,394,946	1,525,436	1,475,144	1,260,387
Income taxes	620,139	548,906	563,979	567,930	482,099

Earnings before cumulative effect of accounting change	1,001,076	846,040	961,457	907,214	778,288
Cumulative effect of accounting change	—	9,285	—	—	—

Net earnings	$1,001,076	$855,325	$961,457	$907,214	$778,288

Earnings before cumulative effect of accounting change:
Basic earnings per share	$1.62	$1.36	$1.51	$1.41	$1.20
Diluted earnings per share	1.60	1.35	1.47	1.37	1.18
Net earnings:
Basic earnings per share	$1.62	$1.38	$1.51	$1.41	$1.20
Diluted earnings per share	1.60	1.36	1.47	1.37	1.18
Dividends declared per share	0.74	0.66	0.58	0.50	0.42
Total assets	$9,518,931	$8,992,025	$8,267,902	$7,847,632	$6,936,521
Capital expenditures	603,242	513,934	390,026	530,086	435,637
Current maturities of long-term debt	$3,568	$106,265	$410,933	$162,833	$20,947
Long-term debt	1,758,227	1,627,127	956,177	1,231,493	1,249,467

Total long-term debt	1,761,795	1,733,392	1,367,110	1,394,326	1,270,414
Shareholders’ equity	3,278,400	3,052,284	2,758,839	2,564,506	2,197,531

Total capitalization	$5,040,195	$4,785,676	$4,125,949	$3,958,832	$3,467,945

Ratio of long-term debt to capitalization	35.0%	36.2%	33.1%	35.2%	36.6%

Our financial results are impacted by accounting changes and the adoption of various accounting standards. See “Accounting Changes” in Item 7 for further discussion.

(1)	We adopted the provisions of SFAS 123(R), “Share-Based Payment” effective at the beginning of fiscal 2006. As a result, the results of operations include incremental share-based compensation cost over what would have been recorded had we continued to account for share-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Highlights
     Sales increased 7.4% in fiscal 2007 over the prior year. Accounting pronouncement EITF 04-13 (see below) negatively impacted sales growth in fiscal 2007 by 0.7% and also affects the comparison of gross margins, operating expenses and earnings as a percentage of sales between the periods. Gross margins as a percentage of sales were 19.3% for fiscal 2007 and fiscal 2006. Operating expenses as a percentage of sales for fiscal 2007 decreased from the prior year, reflecting efficiencies in our operating activities. Decreases in pension and share-based compensation expenses and higher gains related to the cash surrender value of corporate-owned life insurance policies were largely offset by increased management incentive bonus accruals and investments in strategic business initiatives. Earnings before the cumulative effect of accounting change increased 18.3% for fiscal 2007 over the prior year. Diluted earnings per share before the cumulative effect of accounting change increased 18.5% for fiscal 2007 over the prior year.
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
     We estimate that we serve about 15% of an approximately $225 billion annual market that includes foodservice market and hotel amenity, furniture and textile market both in the United States and Canada. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially since that time.
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
Strategic Business Initiatives
     In fiscal 2006, our executive team, with the approval of the Board of Directors, established a strategy team to examine many aspects of our businesses with an emphasis on strategic focus areas which would help us achieve our long-term vision of becoming the global leader of the efficient, multi-temperature food product value chain. During fiscal 2007, we began to move from identifying strategic opportunities and developing a strategy process to implementing the initiatives that came from that process. Near the end of the fiscal year, we announced new responsibilities for several executives as we integrated the strategy teams and their initiatives into our business. A strategic management function will remain in place to help put strategic business initiatives into action and continue to refine and develop corporate strategy.
     The following areas generally comprise the initiatives that will serve as the foundation of our efforts to ensure a sustainable future. Each area is staffed with SYSCO associates focused on the following:
•	Sourcing and National Supply Chain focuses on lowering our cost of goods sold by leveraging SYSCO’s purchasing power and procurement expertise and capitalizing on an end-to-end view of our supply chain. We expect our National Supply Chain project to lower inventory, operating costs, working capital requirements and future facility expansion needs at our operating companies while providing greater value to our suppliers and customers.

•	Integrated Delivery focuses on standardized processes to optimize warehouse and delivery activities across the corporation and manage energy consumption to achieve a more efficient delivery of products to our customers.

•	Demand explores and implements initiatives to better understand and more profitably sell to and service SYSCO’s customers, including better tools and techniques for selling.

•	Organizational Capabilities works to align management reporting, information technology systems and performance measures with the business initiatives.
     A major component of our National Supply Chain project entails the use of redistribution centers (RDCs). The first RDC, the Northeast RDC located in Front Royal, Virginia, opened during the third quarter of fiscal 2005. In January 2006, we completed the purchase of land in Alachua, Florida for the future site of our second RDC, which will service our five broadline operating companies in Florida. Construction of the building site is in progress and this facility is expected to be operational in fiscal 2008. In March 2007, we purchased the site for construction of a third RDC in Hamlet, Indiana.

     We will continue to use our strategic business initiatives to help us grow by leveraging our market leadership position to continuously improve how our associates buy, handle and market products for our customers. Our primary focus is on growing and optimizing the core foodservice distribution business in North America.
     We are currently working to expand our import and export business. We will also continue to explore and identify opportunities to grow our global capabilities and stay abreast of international acquisition opportunities.
Accounting Changes
     As of June 30, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). The recognition provision requires an employer to recognize a plan’s funded status in its statement of financial position and recognize the changes in a postretirement benefit plan’s funded status in comprehensive income in the year in which the changes occur. The effect of adoption on our consolidated balance sheet as of June 30, 2007 was a decrease in prepaid pension cost of $83,846,000, a decrease in other assets of $43,854,000, an increase in accrued expenses of $10,967,000, a decrease in long-term deferred taxes of $73,328,000, an increase in other long-term liabilities of $52,289,000, and a charge to accumulated other comprehensive loss of $117,268,000. The adoption of SFAS 158’s recognition provision did not have an effect on our consolidated balance sheet as of July 1, 2006. The adoption has no effect on our consolidated results of operations for fiscal 2007, or for any prior year presented, and it will not affect our consolidated results of operations in future periods.
     SFAS 158 also has a measurement date provision, which is a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position, effective for fiscal years ending after December 15, 2008. In the first quarter of fiscal 2006, we changed the measurement date for pension and other postretirement benefit plans from fiscal year-end to May 31st to assist us in meeting accelerated SEC filing dates. As a result of this change, we recorded a cumulative effect of a change in accounting, which increased net earnings for fiscal 2006 by $9,285,000, net of tax. With the issuance of SFAS 158, we have elected to early adopt the measurement date provision in order to adopt both provisions of this accounting standard at the same time. As a result, beginning in fiscal 2008, the measurement date will return to correspond with our fiscal year-end. We have performed measurements as of May 31, 2007 and June 30, 2007 of our plan assets and benefit obligations. We will record a charge to beginning retained earnings in the first quarter of fiscal 2008 of approximately $4,000,000, net of tax, for the impact of the cumulative difference in our pension expense between the two measurement dates. We will also record a benefit to beginning accumulated other comprehensive loss in the first quarter of fiscal 2008 of approximately $23,000,000, net of tax, for the impact of the difference in our balance sheet recognition provision between the two measurement dates.
     In the beginning of the fourth quarter of fiscal 2006, we adopted accounting pronouncement EITF 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (EITF 04-13). The accounting standard requires certain transactions, where inventory is purchased by us from a customer and then resold at a later date to the same customer (as defined), to be presented in the income statement on a net basis. This situation primarily arises for SYSCO when a customer has a proprietary item which they have either manufactured or sourced, but they require our distribution and logistics capabilities to get the product to their locations. The application of this standard requires sales and cost of sales to be reduced by the same amount for these transactions and thus net earnings are unaffected by the application of this standard. We adopted this accounting pronouncement beginning in the fourth quarter of fiscal 2006 and have applied it to similar transactions prospectively. Prior period sales and cost of sales have not been restated. Therefore, the calculation of sales growth and the comparison of gross margins, operating expenses and earnings as a percentage of sales between the non-comparable periods is affected. The impact of adopting this standard resulted in sales being reduced by $99,803,000 for the fourth quarter of fiscal 2006 and $253,724,000 for the first 39 weeks of fiscal 2007, without a reduction in sales for the comparable prior year periods. Beginning with the fourth quarter of fiscal 2007, sales are reported on a comparable accounting basis with the comparable prior year period.
     In fiscal 2006, we adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) utilizing the modified-prospective transition method under which prior period results have not been restated. Our consolidated results of operations for fiscal 2006 include incremental share-based compensation cost over what would have been recorded had the company continued to account for share-based compensation under APB 25 of $118,038,000 ($105,810,000, net of tax). Our consolidated results of operations for all future periods will include share-based compensation cost recorded in accordance with SFAS 123(R).

Results of Operations
     The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Costs and Expenses
Cost of sales	80.7	80.7	80.9
Operating expenses	14.4	14.7	13.9
Interest expense	0.3	0.3	0.2
Other, net	0.0	0.0	0.0

Total costs and expenses	95.4	95.7	95.0

Earnings before income taxes and cumulative effect of accounting change	4.6	4.3	5.0
Income taxes	1.7	1.7	1.8

Earnings before cumulative effect of accounting change	2.9	2.6	3.2
Cumulative effect of accounting change	—	0.0	—

Net earnings	2.9%	2.6%	3.2%

     The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the prior year:

	2007	2006
Sales	7.4%	7.8%
Costs and Expenses
Cost of sales	7.4	7.5
Operating expenses	5.3	14.4
Interest expense	(3.8)	45.5
Other, net	96.7	(17.3)

Total costs and expenses	7.0	8.6

Earnings before income taxes and cumulative effect of accounting change	16.2	(8.6)
Income taxes	13.0	(2.7)

Earnings before cumulative effect of accounting change	18.3	(12.0)
Cumulative effect of accounting change	(100.0)	N/A

Net earnings	17.0%	(11.0)%

Earnings before cumulative effect of accounting change:
Basic earnings per share	19.1%	(9.9)%
Diluted earnings per share	18.5	(8.2)

Net earnings:
Basic earnings per share	17.4	(8.6)
Diluted earnings per share	17.6	(7.5)

Average shares outstanding	(0.5)	(2.3)
Diluted shares outstanding	(0.4)	(3.7)
Sales
     Sales for fiscal 2007 were 7.4% greater than fiscal 2006. Acquisitions contributed 0.7% to the overall sales growth rate for fiscal 2006. The impact of EITF 04-13 reduced sales growth by 0.7%, or $334,002,000 for fiscal 2007, compared to a $99,803,000 reduction for fiscal 2006. Sales are reported on a comparable basis beginning in the fourth quarter of fiscal 2007, which is the one-year anniversary of the adoption of EITF 04-13.
     Sales for fiscal 2006 were 7.8% greater than fiscal 2005. Acquisitions contributed 1.4% to the overall sales growth rate for fiscal 2006. The adoption of EITF 04-13 at the beginning of the fourth quarter of fiscal 2006 negatively impacted sales growth in fiscal 2006 by 0.3%.
     Estimated product cost increases were 3.4% during fiscal 2007 as compared to 0.6% during fiscal 2006.
     We believe that our continued focus on customer account penetration through the use of business reviews with customers and the continued investment in increasing the number of customer contact personnel contributed to the sales growth in fiscal 2007 and 2006. The number of customer contact personnel increased 5% during fiscal 2007 and 6% during fiscal 2006. In addition, we believe fiscal 2006 sales growth was aided by a declining rate of product cost increases experienced throughout the year, which lessened the overall gross margin pressures and contributed to underlying unit growth.

     Industry sources estimate the total foodservice market experienced real sales growth of approximately 1.1% in calendar year 2006 and 1.7% in calendar year 2005.
     A comparison of the sales mix in the principal product categories during the last three years is presented below:

	2007	2006	2005
Fresh and frozen meats	19%	19%	19%
Canned and dry products	18	18	18
Frozen fruits, vegetables, bakery and other	13	14	14
Poultry	10	10	11
Dairy products	9	9	9
Fresh produce	9	9	8
Paper and disposables	8	8	8
Seafood	5	5	5
Beverage products	3	3	3
Janitorial products	3	2	2
Equipment and smallwares	2	2	2
Medical supplies	1	1	1

	100%	100%	100%

     A comparison of sales by type of customer during the last three years is presented below:

	2007	2006	2005
Restaurants	64%	63%	64%
Hospitals and nursing homes	10	10	10
Schools and colleges	5	5	5
Hotels and motels	6	6	6
All other	15	16	15

	100%	100%	100%

Gross Margins
     Gross margins as a percentage of sales were 19.3% for fiscal 2007 and fiscal 2006. The impact of EITF 04-13 contributed a 0.12% increase to gross margins as a percentage of sales in fiscal 2007 over fiscal 2006.
     Estimated product cost increases, an internal measure of inflation, were 3.4% for fiscal 2007. The rate of product cost rose throughout the year, ending at an estimated 6.1% for the fourth quarter. Product cost increases result in reduced gross margins as a percentage of sales when compared to the prior year, as gross profit dollars are earned on a higher sales dollars base. However, the company was able to manage this inflationary environment well resulting in gross profit dollars increasing 7.4% for the year.
     Gross margins as a percentage of sales were 19.3% for fiscal 2006, as compared to 19.1% for fiscal 2005. The adoption of EITF 04-13 in the fourth quarter of fiscal 2006 contributed 0.06% to the increase in gross margins as a percentage of sales in fiscal 2006 over fiscal 2005. Management believes that the remaining gross margin increase as a percentage of sales was aided by several factors, including low product cost inflation and effective merchandising.
     While we can not predict if product cost inflation will continue in future periods, in general, we believe prolonged periods of high inflation may have a negative impact on our customers and as a result, on our sales, gross margins and earnings.
Operating Expenses
     Operating expenses include the costs of warehousing and delivering products as well as selling, administrative and occupancy expenses.
     Operating expenses as a percentage of sales were 14.4% for fiscal 2007, as compared to 14.7% for fiscal 2006. The impact of EITF 04-13 increased operating expenses as a percentage of sales by 0.09% for fiscal 2007 as compared to fiscal 2006. The decline in operating expenses as a percentage of sales, prior to the effect of the impact of EITF 04-13, was primarily due to efficiencies obtained at the operating company level. Decreases in pension and share-based compensation expenses and higher gains related to the cash surrender value of corporate-owned life insurance policies were largely offset by increased management incentive bonus accruals and investments in strategic business initiatives.
     Share-based compensation expense decreased $28,852,000 in fiscal 2007 over the prior year, due primarily to the completion of expense recognition in fiscal 2006 of a significant number of options granted in fiscal 2002. Net pension costs decreased $56,001,000 in fiscal 2007 over the prior year, due primarily to the increase in the discount rate used to determine fiscal 2007 pension costs.

Operating expenses were reduced by the recognition of a gain of $23,922,000 in fiscal 2007 to adjust the carrying value of life insurance assets to their cash surrender value. This compared to the recognition of a gain of $9,702,000 in fiscal 2006. Due primarily to improved operating results, the non-stock portion of management incentive bonus accruals increased $64,770,000 in fiscal 2007 compared to fiscal 2006 when our performance did not satisfy the criteria for paying bonuses to our corporate officers. Investments in strategic business initiatives increased $22,410,000 in fiscal 2007 over the prior year.
     Operating expenses as a percentage of sales were 14.7% for fiscal 2006, as compared to 13.9% for fiscal 2005. The impact of EITF 04-13 for the fourth quarter of fiscal 2006 increased operating expenses as a percentage of sales by 0.04% for fiscal 2006. The increase in operating expenses as a percentage of sales included incremental share-based compensation, increased fuel costs, increased pension costs and increased expenses associated with the National Supply Chain project, partially offset by reduced management incentive bonus accruals.
     Share-based compensation expense increased $107,088,000 in fiscal 2006 over the prior year, resulting from incremental expense incurred due to the adoption of SFAS 123(R) (See Note 13 to the consolidated financial statements in Item 8). Fuel costs increased $48,600,000 in fiscal 2006 over the prior year. Net pension costs increased $23,734,000 in fiscal 2006 over the prior year. Operating expenses were reduced by the recognition of a gain of $9,702,000 in fiscal 2006 to adjust the carrying value of life insurance assets to their cash surrender value, as compared to a gain of $13,803,000 in fiscal 2005. The non-stock portion of various management incentive bonus accruals decreased $18,216,000 in fiscal 2006 as compared to fiscal 2005.
     Net pension costs in fiscal 2008 are expected to decrease by approximately $9,000,000 due primarily to the funding status and asset performance of the qualified pension plan.
Interest Expense
     The decrease in interest expense of $4,098,000 in fiscal 2007 as compared to fiscal 2006 was primarily due to decreased borrowing levels.
     The increase in interest expense of $34,100,000 in fiscal 2006 over fiscal 2005 was due to a combination of increased borrowing rates and increased borrowing levels. In fiscal 2006, commercial paper and short-term bank borrowing rates increased over the prior year. Effective borrowing rates on long-term debt also increased over fiscal 2005. In fiscal 2005, effective borrowing rates on long-term debt were lowered through the use of fixed-to-floating interest rate swaps. Higher overall borrowing levels in fiscal 2006 over fiscal 2005 were a result of the level of share repurchases, increased working capital requirements driven primarily by sales growth and continued capital investments in the form of additions to plant and equipment and acquisitions of new businesses.
Other, Net
     Changes between the years result from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities. The increase in fiscal 2007 over the prior year is primarily due to a gain of approximately $5,800,000 on the sale of land.
Income Taxes
     The effective tax rate was 38.25% in fiscal 2007, 39.35% in fiscal 2006 and 36.97% in fiscal 2005.
     The decrease in the effective tax rate for fiscal 2007 as compared to fiscal 2006 was primarily due to lower share-based compensation expense in fiscal 2007 as compared to fiscal 2006 and increased gains recorded related to the cash surrender value of corporate-owned life insurance policies.
     The increase in the effective tax rate for fiscal 2006 over fiscal 2005 was a result of increased share-based compensation expense in fiscal 2006 due to the adoption of SFAS 123(R) and certain tax benefits recorded in fiscal 2005, which are discussed in Note 13, Share-Based Compensation, and Note 14, Income Taxes, to the Consolidated Financial Statements in Item 8.
Net Earnings
     Net earnings increased 17.0% in fiscal 2007 over fiscal 2006. Net earnings decreased 11.0% in fiscal 2006 over fiscal 2005. The changes in net earnings for these periods were due primarily to the factors discussed above as well as the impact on the comparisons due to the fiscal 2006 accounting change discussed below.
     In the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting due to a change in the measurement date for pension and other postretirement benefits, which increased net earnings for fiscal 2006 by $9,285,000, net of tax.

Earnings Per Share
     Basic earnings per share and diluted earnings per share increased 17.4% and 17.6%, respectively, in fiscal 2007 over the prior year. These increases were due primary to the result of factors discussed above.
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
Segment Results
     The following table sets forth the change in the selected financial data of each of our reportable segments expressed as a percentage increase over the prior year and should be read in conjunction with Business Segment Information in Note 17 to the Consolidated Financial Statements in Item 8:

	2007		2006
		Earnings		Earnings
	Sales	Before Taxes	Sales	Before Taxes
Broadline	7.0%	9.5%	5.8%	2.0%
SYGMA	6.0	— (1)	10.3	— (2)
Other	13.8	7.1	23.7	27.5

(1)	Percentage is not meaningful. SYGMA had earnings before taxes of $10,393,000 in fiscal 2007 and a loss before taxes of $660,000 in fiscal 2006.

(2)	Percentage is not meaningful. SYGMA had a loss before taxes of $660,000 in fiscal 2006 and earnings before taxes of $11,028,000 in fiscal 2005.
     The following table sets forth sales and earnings before taxes of each of our reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information in Note 17 to the Consolidated Financial Statements in Item 8:

	2007		2006		2005
		Earnings		Earnings		Earnings
	Sales	Before Taxes	Sales	Before Taxes	Sales	Before Taxes
Broadline	78.6%	104.4%	78.9%	110.8%	80.3%	99.4%
SYGMA	12.5	0.6	12.7	0.0	12.4	0.7
Other	10.2	7.9	9.6	8.5	8.4	6.1
Intersegment sales	(1.3)	—	(1.2)	—	(1.1)	—
Unallocated corporate expenses	—	(12.9)	—	(19.3)	—	(6.2)

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     We do not allocate share-based compensation related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors. The decrease in unallocated corporate expenses as a percentage of consolidated earnings before taxes in fiscal 2007 over fiscal 2006 is primarily attributable to reduced share-based compensation expense and increased gains recorded related to the cash surrender value of corporate-owned life insurance policies. The increase in unallocated corporate expenses as a percentage of consolidated earnings before taxes in fiscal 2006 over fiscal 2005 is primarily attributable to increased share-based compensation expense due to the adoption of SFAS 123(R). See further discussion of Share-Based Compensation in Note 13 to the Consolidated Financial Statements in Item 8.
Broadline Segment
     Sales for fiscal 2007 were 7.0% greater than fiscal 2006. The impact of EITF 04-13 reduced sales growth by 0.4%, or $173,171,000 for fiscal 2007 compared to a $57,211,000 reduction for fiscal 2006. Sales are reported on a comparable basis beginning in the fourth quarter of fiscal 2007, which is the one-year anniversary of the adoption of EITF 04-13. Acquisitions did not have an impact on the overall sales growth rate for fiscal 2007. Fiscal 2007 growth was due to increased sales to marketing associate-served customers and multi-unit customers primarily through continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and efforts of our marketing associates.

     The decrease of Broadline segment sales as a percentage of total SYSCO sales in fiscal 2007 as compared to fiscal 2006 was due primarily to contributions to sales growth from the acquisitions of specialty meat, specialty produce and SYGMA operations during fiscal 2006. Marketing associate-served sales as a percentage of Broadline sales in the U.S. were 52.0% for fiscal 2007, as compared to 51.9% for fiscal 2006. SYSCO Brand sales as a percentage of Broadline sales in the U.S. were 45.5% for fiscal 2007 as compared to 48.1% for fiscal 2006.
     The increase in earnings before income taxes for fiscal 2007 was primarily due to increases in sales, gross margin dollar increases and effective expense management.
     Sales for fiscal 2006 were 5.8% greater than fiscal 2005. The adoption of EITF 04-13 in the fourth quarter of fiscal 2006 reduced sales growth in fiscal 2006 by 0.2%. Acquisitions contributed 0.1% to the overall sales growth rate for fiscal 2006. Management believes that SYSCO’s continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and efforts of our marketing associates contributed to the sales growth in fiscal 2006.
     The decrease of Broadline segment sales as a percentage of total SYSCO sales in fiscal 2006 as compared to fiscal 2005 was due primarily to strong sales growth in the SYGMA and other segments outpacing the Broadline sales growth, as well as the contributions to sales growth from the acquisitions of specialty meat, specialty produce and SYGMA operations during fiscal 2006.
     The increase in earnings before income taxes for fiscal 2006 were primarily due to increases in sales partially offset by higher fuel costs and the continued investment in the National Supply Chain project.
SYGMA Segment
     Sales for fiscal 2007 were 6.0% greater than fiscal 2006. The impact of EITF 04-13 reduced sales growth by 2.7%, or $159,236,000 for fiscal 2007 compared to a $42,560,000 reduction for fiscal 2006. Sales are reported on a comparable basis beginning in the fourth quarter of fiscal 2007, which is the one-year anniversary of the adoption of EITF 04-13. Acquisitions contributed 2.1% to the overall sales growth rate for fiscal 2007. Fiscal 2007 growth was due to sales to new customers and sales growth in SYGMA’s existing customer base related to increased sales at existing locations as well as new locations added by those customers. In addition, certain customers were transferred from Broadline operations to be serviced by SYGMA operations, contributing to the sales increase.
     The increase in earnings before income taxes in fiscal 2007 was due to several factors, including sales growth, increased margins and improved operating efficiencies, partially offset by costs of labor and auto liability related expenses. In addition, the transfer of customers from Broadline operations referred to above also contributed to the increase in earnings before income taxes.
     Sales for fiscal 2006 were 10.3% greater than fiscal 2005. The adoption of EITF 04-13 in the fourth quarter of fiscal 2006 reduced sales growth in fiscal 2006 by 1.1%. Acquisitions contributed 0.5% to the overall sales growth rate for fiscal 2006. Fiscal 2006 growth was due primarily to sales to new customers and sales growth in SYGMA’s existing customer base related to new locations added by those customers, each of which temporarily increases SYGMA’s cost to service the customers. In addition, certain customers were transferred from Broadline operations to be serviced by SYGMA operations, contributing to the sales increase.
     The decrease in earnings before income taxes in fiscal 2006 was due to several factors. Certain of SYGMA’s customers experienced a slowdown in their business. This in turn resulted in lower cases per delivery and therefore reduced gross margin dollars per stop. In addition, SYGMA experienced increased fuel costs, startup costs related to new facilities, costs incurred on information systems projects and increased workers compensation costs.
Liquidity and Capital Resources
     SYSCO provides marketing and distribution services to foodservice customers primarily throughout the United States and Canada. We intend to continue to expand our market share through profitable sales growth, foldouts and acquisitions. We also strive to increase the effectiveness of our customer contact personnel and our consolidated buying programs, as well as the productivity of our warehousing and distribution activities. These objectives require continuing investment. Our resources include cash provided by operations and access to capital from financial markets.
     Our operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, fleet and other equipment required to meet customers’ needs; cash dividends; and acquisitions compatible with our overall growth strategy. Any remaining cash generated from operations may be applied toward a portion of the cost of the share repurchase program, while the remainder of the cost may be financed with additional debt. Our share repurchase program is used primarily to offset shares issued under various employee benefit and compensation plans, to reduce shares outstanding (which may have the net effect of increasing earnings per share) and to aid in managing the ratio of long-term debt to total capitalization. We target a long-term debt to total capitalization ratio between 35% and 40%. The ratio may exceed the target range from time to time, due to borrowings incurred in order to fund acquisitions and internal growth opportunities, and due to fluctuations in the timing and amount of share repurchases. The ratio also may fall below the target range due to strong cash flow from operations and fluctuations in the timing and amount of share repurchases. This ratio was 35.0% and 36.2% as of June 30, 2007 and July 1, 2006, respectively. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portion.
     We believe that our cash flows from operations, as well as the availability of additional capital under our existing commercial paper programs, bank lines of credit, debt shelf registration and our ability to access capital from financial markets in the future, will be sufficient to meet our cash requirements while maintaining proper liquidity for normal operating purposes.
Operating Activities
     We generated $1,402,922,000 in cash flow from operations in fiscal 2007, $1,124,679,000 in fiscal 2006 and $1,191,208,000 in fiscal 2005. Increases in our cash flow from operations are primarily due to increased earnings offset by investments in working capital.
     Cash flow from operations in fiscal 2007, fiscal 2006 and fiscal 2005 was reduced by increases in inventory balances and increases in accounts receivable balances, offset by an increase in accounts payable balances. The increases in accounts receivable and inventory balances were primarily due to sales growth. The accounts payable balances did not increase at the same rate as inventory increases. Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors due to the use of more efficient electronic payment methods.
     Accrued expenses increased $132,936,000 during fiscal 2007, increased $29,161,000 during fiscal 2006, and decreased $52,423,000 during fiscal 2005. The increase in accrued expenses during fiscal 2007 was primarily due to increased accruals for current year incentive bonuses due to improved operating results over the prior year. The increase in accrued expenses during fiscal 2006 was related to various miscellaneous accruals. The decrease in accrued expenses during fiscal 2005 was primarily due to the amount of accrued incentive bonuses related to that year.
     Also affecting the increase in accrued expenses and the increase in prepaid expenses and other current assets during fiscal 2007 was the recording of the product liability claim of $50,296,000 and corresponding receivable of $48,296,000. Cash flow from operations was not negatively affected, as these items mostly offset. See further discussion of the product liability claim under Other Considerations.
     Other long-term liabilities and prepaid pension cost, net, increased $14,817,000 during fiscal 2007, decreased $75,382,000 in fiscal 2006 and increased $86,338,000 in fiscal 2005. The change in these accounts was primarily attributable to the recording of net pension costs and the timing and amount of pension contributions to our company-sponsored plans. In fiscal 2007, our pension contributions exceeded the amount of net pension costs recognized during the year resulting in a net cash outflow. In fiscal 2006 and 2005, the net pension costs recorded exceeded the amount of pension contributions during the year resulting in a net cash inflow.
     One of the factors increasing the amount of taxes paid in fiscal 2007 and fiscal 2006, as compared to the amounts paid in fiscal 2005, was the amount of deductible pension contributions made during the year. Our contributions to our defined benefit plans were $91,163,000, $73,764,000 and $220,361,000 during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. We expect to contribute approximately $92,000,000 to our defined benefit plans in fiscal 2008. Also impacting taxes paid is the net cash flow impact of supply chain distribution deferrals for fiscal 2007, fiscal 2006 and fiscal 2005, being incrementally positive when compared to what would have been paid on an annual basis without the deferral, due to increased volume through BSCC.
Investing Activities
     Fiscal 2007 capital expenditures included:
•	construction of fold-out facilities in Springfield, Illinois and Raleigh, North Carolina;

•	replacement or significant expansion of facilities in Miami, Florida, Albuquerque, New Mexico, Columbia, South Carolina, Kansas City, Kansas, and Riviera Beach, Florida;

•	the Southeast RDC in Alachua, Florida; and

•	continuing work on the corporate headquarters expansion.
     Fiscal 2006 capital expenditures included:
•	construction of fold-out facilities in Springfield, Illinois, Geneva, Alabama, Knoxville, Tennessee and Raleigh, North Carolina;

•	replacement or significant expansion of facilities in Columbus, Ohio, Albuquerque, New Mexico and Denver, Colorado; and

•	continuing work on the corporate headquarters expansion.

     Fiscal 2005 capital expenditures included:
•	construction of fold-out facilities in Spokane, Washington and Geneva, Alabama;

•	replacement or significant expansion of facilities in Baltimore, Maryland, Cleveland, Ohio, Denver, Colorado, Milwaukee, Wisconsin, Miami, Florida and Hartford, Connecticut; and

•	completion of the Northeast RDC in Front Royal, Virginia.
     We expect total capital expenditures in fiscal 2008 to be in the range of $625,000,000 to $650,000,000. Fiscal 2008 expenditures will include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the corporate office expansion; the company’s National Supply Chain project; and investments in technology.
     During fiscal 2007, we acquired for cash one broadline foodservice operation. During fiscal 2006, we acquired for cash one broadline foodservice operation, one custom meat-cutting operation and five specialty produce distributors. During fiscal 2005, we acquired for cash one broadline foodservice operation, four custom meat-cutting operations, and two specialty produce distributors.
Financing Activities
     We routinely engage in Board-approved share repurchase programs. The number of shares acquired and their cost during the past three fiscal years were 16,231,200 shares for $550,865,000 in fiscal 2007, 16,479,800 shares for $544,131,000 in fiscal 2006 and 16,790,200 shares for $597,660,000 in fiscal 2005. An additional 3,157,700 shares have been purchased at a cost of $101,710,000 through August 15, 2007, resulting in 19,950,000 shares remaining available for repurchase as authorized by the Board as of that date.
     Dividends paid were $445,416,000, or $0.72 per share, in fiscal 2007, $397,537,000, or $0.64 per share, in fiscal 2006 and $357,298,000, or $0.56 per share in fiscal 2005. In May 2007, we declared our regular quarterly dividend for the first quarter of fiscal 2008 of $0.19 per share, which was paid in July 2007.
     In November 2000, we filed with the Securities and Exchange Commission a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 15, 2007, 29,477,835 shares remained available for issuance under this registration statement.
     We have uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $145,000,000, of which $18,900,000 was outstanding as of June 30, 2007 and $6,600,000 was outstanding as of August 15, 2007.
     We have a commercial paper program allowing us to issue short-term unsecured notes in an aggregate not to exceed $1,300,000,000. The current program was entered into in April 2006 and replaced notes that were issued under our previous commercial paper program as they matured and became due and payable.
     SYSCO and one of our subsidiaries, SYSCO International, Co., has a revolving credit facility supporting our U.S. and Canadian commercial paper programs. The facility in the amount of $750,000,000 may be increased up to $1,000,000,000 at our option, and terminates on November 4, 2011, subject to extension. In the first half of fiscal 2008, we intend to increase the size of the credit facility to $1,000,000,000 and extend the termination date by an additional year to 2012.
     This facility was originally entered into in November 2005 in the amount of $500,000,000 and was increased to $750,000,000 in March 2006. In September 2006, the termination date on the facility was extended to November 4, 2011, in accordance with the terms of the agreement. This facility replaced the previous $450,000,000 (U.S. dollar) and $100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated in November 2005.
     During fiscal 2007, 2006 and 2005, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately $356,804,000 to $755,180,000, $126,846,000 to $774,530,000, and $28,560,000 to $253,384,000, respectively. Outstanding commercial paper issuances were $531,826,000 as of June 30, 2007 and $625,308,000 as of August 15, 2007.
     In June 2005, we repaid the 6.5% senior notes totaling $150,000,000 at maturity utilizing a combination of cash flow from operations and commercial paper issuances. In July 2005, we repaid the 4.75% senior notes totaling $200,000,000 at maturity also utilizing a combination of cash flow from operations and commercial paper issuances.
     In April 2005, we filed with the Securities and Exchange Commission a shelf registration statement covering $1,500,000,000 in debt securities. The registration statement was declared effective in May 2005. In September 2005, we issued 5.375% senior notes totaling $500,000,000 due on September 21, 2035, under the April 2005 shelf registration. These notes, which were priced at 99.911% of par, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows us to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper issuances outstanding as of September 2005.

     In March 2005, we entered into a forward-starting interest rate swap with a notional amount of $350,000,000 as a cash flow hedge of the variability in the cash outflows of interest payments on the forecasted debt issuance due to changes in the benchmark interest rate. The fair value of the swap as of July 2, 2005 was ($32,584,000), which is reflected in Accrued expenses on the Consolidated Balance Sheet, with the corresponding amount reflected as a loss, net of tax, in Other comprehensive income (loss). In September 2005, in conjunction with the issuance of the 5.375% senior notes described above, we settled the $350,000,000 notional amount forward-starting interest rate swap. Upon termination, we paid cash of $21,196,000, which represented the fair value liability associated with the swap agreement at the time of termination. This amount is being amortized as interest expense over the 30-year term of the debt, and the unamortized balance is reflected as a loss, net of tax, in Other comprehensive income (loss).
     In May 2006, we repaid at maturity the 7.0% senior notes totaling $200,000,000 utilizing a combination of cash flow from operations and commercial paper issuances.
     In April 2007, we repaid at maturity the 7.25% senior notes totaling $100,000,000 utilizing a combination of cash flow from operations and commercial paper issuances.
     Total debt as of June 30, 2007 was $1,780,695,000, of which approximately 68% was at fixed rates averaging 5.8% and the remainder was at floating rates averaging 5.2%. Certain loan agreements contain typical debt covenants to protect noteholders, including provisions to maintain our long-term debt to total capital ratio below a specified level. We were in compliance with all debt covenants as of June 30, 2007.
     As part of normal business activities, we issue letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of June 30, 2007 and July 1, 2006, letters of credit outstanding were $62,645,000 and $60,000,000, respectively.
Other Considerations
Product Liability Claim
     In July, 2007, SYSCO was found contractually liable in arbitration proceedings related to a product liability claim from one of our former customers. As of June 30, 2007, we have recorded $50,296,000 on our consolidated balance sheet within accrued expenses related to the accrual of this loss. Also as of June 30, 2007, a corresponding receivable of $48,296,000 is included in the consolidated balance sheet within prepaid expenses and other current assets, which represents the estimate of the loss less the $2,000,000 deductible on SYSCO’s insurance policy. We have hold harmless agreements with the product suppliers and are named as an additional insured party under the suppliers’ policies with their insurers. Further, we maintain our own product liability insurance with coverage related to this claim. We believe it is probable that we will be able to recover the recorded loss from one or more of these sources.
Multi-Employer Pension Plans
     As discussed in Note 16, Commitments and Contingencies, to the Consolidated Financial Statements in Item 8, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
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
     For those plans that appear to be under-funded, we do not currently believe that it is probable that there will be a mass withdrawal of employers contributing to these plans or that any of the plans will terminate in the near future. However, required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, the Pension Protection Act, enacted in August 2006, will require under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding, perhaps beginning as soon as calendar 2008. Unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes could cause us to raise additional capital through debt financing or the issuance of equity or we may be required to cancel planned capital expenditures or share repurchases or a combination of these items.

BSCC Cooperative Structure
     Our affiliate, BSCC, is a cooperative taxed under subchapter T of the Unites States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods, and in that event, would be liable for interest on such amounts. As of June 30, 2007, we have recorded deferred income tax liabilities of $988,000,000 related to the BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but the payment had been deferred as of June 30, 2007. In addition, if the IRS or any other taxing authority determines that all amounts since the inception of BSCC were inappropriately deferred or that BSCC should have been a taxable entity, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may have liability, representing interest that would be payable on the cumulative deferred balances ranging from $185,000,000 to $205,000,000, prior to federal and state income tax benefit, as of June 30, 2007. We calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. During the third quarter of fiscal 2007, the IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of BSCC. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS and based upon our review, we believe that the resulting interest is not a probable liability and accordingly, have not recorded any related amount in any period. A taxing authority requiring us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, could cause us to raise additional capital through debt financing or the issuance of equity or we may have to forego or defer planned capital expenditures or share repurchases or a combination of these items.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Contractual Obligations
     The following table sets forth certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Short-term debt and commercial paper	$550,726	$18,900	$—	$531,826	$—
Long-term debt	1,201,957	1,636	2,416	200,691	997,214
Capital lease obligations	28,012	1,932	2,997	1,935	21,148
Product liability claim (1)	48,296	48,296	—	—	—
Deferred compensation(2)	116,726	5,984	11,614	11,012	88,116
SERP and other postretirement plans(3)	215,464	12,045	30,465	39,858	133,096
Unrecorded Contractual Obligations:
Interest payments related to debt(4)	1,325,060	68,931	132,966	132,966	990,197
Long-term non-capitalized leases	367,710	63,383	98,558	63,469	142,300
Purchase obligations(5)	1,241,580	942,500	110,137	92,399	96,544

Total contractual cash obligations	$5,095,531	$1,163,607	$389,153	$1,074,156	$2,468,615

(1)	Relates to a recent arbitration award against us for which we expect reimbursement. (See discussion under Other Considerations in Liquidity and Capital Resources).

(2)	The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods.

(3)	Includes estimated contributions to the unfunded Supplemental Executive Retirement Plan (SERP) and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2016, based on actuarial assumptions.

(4)	Includes payments on floating rate debt based on rates as of June 30, 2007, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.

(5)	For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with a third party to provide hardware and hardware hosting services over a ten year period ending in fiscal 2015 (See discussion under Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8), fixed electricity agreements and fixed fuel purchase commitments. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.
     Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 30, 2007 included $113,303,000 in cash. This amount is not included in the table above.
     No obligations were included in the table above for the qualified retirement plan because as of July 30, 2007, we do not have a minimum funding requirement under ERISA guidelines for this plan due to our previous voluntary contributions. However, we intend to make voluntary contributions to the qualified retirement plan totaling $80,000,000 during fiscal 2008.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses in the accompanying financial statements. Significant accounting policies employed by SYSCO are presented in the notes to the financial statements.
     Critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation.
Allowance for Doubtful Accounts
     We evaluate the collectibility of accounts receivable and determine the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on analysis of historical trends of write-offs and recoveries. We utilize specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. If the financial condition of our customers were to deteriorate, additional allowances may be required.
Self-Insurance Program
     We maintain a self-insurance program covering portions of workers’ compensation, general liability and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. We also maintain a fully self-insured group medical program. Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. In an attempt to mitigate the risks of workers’ compensation, vehicle and general liability claims, safety procedures and awareness programs have been implemented.
Pension Plans
     Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Three of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets.
     The measurement date for the pension and other postretirement benefit plans is fiscal year-end for fiscal years 2005 and prior. In the first quarter of fiscal 2006, we changed the measurement date for pension and other postretirement benefit plans from fiscal year-end to May 31st to assist us in meeting accelerated SEC filing dates. As a result of this change, we recorded a cumulative effect of a change in accounting, which increased net earnings for fiscal 2006 by $9,285,000, net of tax. With the issuance of SFAS 158 (See Accounting Changes for further discussion), we have elected to early adopt the measurement date provision in order to adopt both provisions of this accounting standard at the same time. As a result, beginning in fiscal 2008, the measurement date will return to correspond with our fiscal year-end. We have performed measurements as of May 31, 2007 and June 30, 2007 of our plan assets and benefit obligations. We will record a charge to opening retained earnings in the first quarter of fiscal 2008 of $3,572,000, net of tax, for the impact of the difference in our pension expense between the two measurement dates. We will also record a benefit to opening accumulated other comprehensive loss in the first quarter of fiscal 2008 of $22,780,000, net of tax, for the impact of the difference in our recognition provision between the two measurement dates. The measurement date used to determine fiscal 2008 net pension costs for all plans was June 30, 2007.
     For guidance in determining the discount rates, we calculate the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate assumptions utilized impact the recorded amount of net pension costs. The discount rate utilized to determine net pension costs for fiscal 2007 increased 1.13% to 6.73% from the discount rate utilized to determine net pension costs for fiscal 2006 of 5.60%. Of the $56,001,000 decrease in net pension costs for fiscal 2007, this 1.13% increase in the discount rate decreased SYSCO’s net pension costs for fiscal 2007 by approximately $52,576,000 primarily because the higher discount rate in fiscal 2007 generated less amortization of unrecognized actuarial losses in fiscal 2007 as compared to fiscal 2006. The discount rate for determining fiscal 2008 net pension costs for the qualified pension plan (Retirement Plan), which was determined as of the June 30, 2007 measurement date, increased 0.05% to 6.78%. The discount rate for determining fiscal 2008 net pension costs for the SERP, which was determined as of the June 30, 2007 measurement date, decreased 0.09% to 6.64%. The combined effect of these discount rate changes will decrease our net pension costs for all plans for fiscal 2008 by an estimated $480,000. A 1.0% increase in the discount rates for fiscal 2008 would decrease SYSCO’s net pension cost by $19,000,000, while a 1.0% decrease in the discount rates would increase pension expense by $37,000,000. The impact of a 1.0% increase in the discount rates differ from the impact of a 1.0% decrease in discount rates because a 1.0% decrease in discount rates would require additional amortization of unrecognized actuarial losses which would not be required at our current discount rates or with a 1.0% increase in these rates.
     We look to actual plan experience in determining the rates of increase in compensation levels. We used a plan specific age-related set of rates for the Retirement Plan, which are equivalent to a single rate of 6.17% as of June 30, 2007 and July 1, 2006. The SERP assumes annual salary increases of 10% through fiscal 2007 and 7% thereafter as of June 30, 2007 and July 1, 2006.
     The expected long-term rate of return on plan assets of the Retirement Plan was 9.00% for fiscal 2007 and 2006. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 9.5%, 8.1%, 7.0% and 12.9% over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2006, respectively. In addition, in nine of the last 15 years, the actual return on plan assets has exceeded 10.00%. The rate of return assumption is reviewed annually and revised as deemed appropriate.
     The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the Retirement Plan is 8.50% for fiscal 2008. A 1.0% increase (decrease) in the assumed rate of return for fiscal 2008 would decrease (increase) SYSCO’s net pension costs for fiscal 2008 by approximately $15,900,000.
     Prior to the adoption of the recognition and disclosure provisions of SFAS 158, minimum pension liability adjustments resulted when the accumulated benefit obligation exceeds the fair value of plan assets and were recorded so that the recorded pension liability is at a minimum equal to the unfunded accumulated benefit obligation. Minimum pension liability adjustments were non-cash adjustments that are reflected as an increase (or decrease) in the pension liability and an offsetting charge (or benefit) to shareholders’ equity, net of tax, through accumulated other comprehensive loss (or income). The amounts reflected in accumulated other comprehensive income related to minimum pension liability, was a charge, net of tax, of $11,106,000 as of July 1, 2006.
     The adoption of the recognition and disclosure provisions of SFAS 158 as of June 30, 2007 resulted in the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss as of June 30, 2007 after adoption of SFAS 158 was a charge, net of tax, of $125,265,000, which represented the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS 87/106 as of that date.
     Changes in the assumptions, including changes to the discount rate discussed above, together with the normal growth of the plan, the impact of actuarial losses from prior periods and the timing and amount of contributions, decreased net pension costs $56,001,000 in fiscal 2007 and is expected to decrease net pension costs in fiscal 2008 by approximately $9,000,000.
     We made cash contributions to our pension plans of $91,163,000 and $73,764,000 in fiscal years 2007 and 2006, respectively, including voluntary contributions to the Retirement Plan of $80,000,000 and $66,000,000 in fiscal 2007 and fiscal 2006, respectively. In fiscal 2008, as in the previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements but we anticipate that we will make voluntary contributions of $80,000,000, which is not greater than the estimated maximum amount that will be tax deductible in fiscal 2008. The estimated fiscal 2008 contributions to fund benefit payments for the SERP and other post-retirement plans together are approximately $12,000,000.

Income Taxes
     The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
     In evaluating the exposures connected with the various tax filing positions, we establish an accrual when, despite our belief that our tax return positions are supportable, we believe that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted. Beginning in fiscal 2008, we will adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) which will change the accounting for tax positions. (See discussion under Note 3, New Accounting Standards, in the Notes to Consolidated Financial Statements in Item 8).
Vendor Consideration
     We recognize consideration received from vendors when the services performed in connection with the monies received are completed and when the related product has been sold by SYSCO. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, we will recognize the vendor consideration as a reduction of cost of sales when the product is sold. In the situations where the vendor consideration is not related directly to specific product purchases, we will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts realized. In certain of these latter instances, the vendor consideration represents a reimbursement of a specific incremental identifiable cost incurred by SYSCO. In these cases, we classify the consideration as a reduction of those costs with any excess funds classified as a reduction of cost of sales and recognizes these in the period in which the costs are incurred and related services performed.
Accounting for Business Combinations
     Goodwill and intangible assets represent the excess of consideration paid over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the appropriate reporting unit.
     In addition, annually or more frequently as needed, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values of the applicable reporting units exceed the carrying values of these assets. The reporting units used in assessing goodwill impairment are our six operating segments as described in Note 17, Business Segment Information, to the Consolidated Financial Statements in Item 8. The components within each of our six operating segments have similar economic characteristics and therefore are aggregated into six reporting units. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss.
Share-Based Compensation
     We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and the Non-Employee Directors Stock Plan.
     Prior to July 3, 2005, we accounted for our stock option plans and the Employees’ Stock Purchase Plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the Employees’ Stock Purchase Plan. However, share-based compensation expense was recognized in periods prior to fiscal 2006 (and continues to be recognized) for stock issuances pursuant to the Management Incentive Plan and stock grants to non-employee directors. Share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.
     Effective July 3, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: a) compensation cost for all share-based payments granted through July 2, 2005, but for which the requisite service period had not been completed as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-

based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
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
     As of June 30, 2007, there was $82,175,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.68 years.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatility is based on historical volatility of SYSCO’s stock, implied volatilities from traded options on SYSCO’s stock and other factors. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
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
     Certain of our option awards are generally subject to graded vesting over a service period. In those cases, we will recognize compensation cost on a straight-line basis over the requisite service period for the entire award. In other cases, certain of our option awards provide for graded vesting over a service period but include a performance-based provision allowing for the vesting to accelerate. In these cases, if it is probable that the performance condition will be met, we recognize compensation cost on a straight-line basis over the shorter performance period; otherwise, we recognize compensation cost over the probable longer service period.
     In addition, certain of our options provide that if the optionee retires at certain age and years of service thresholds, the options continue to vest as if the optionee continued to be an employee. In these cases, for awards granted prior to July 2, 2005, we will recognize the compensation cost for such awards over the remaining service period and accelerate any remaining unrecognized compensation cost when the employee retires. For awards granted subsequent to July 3, 2005, we will recognize compensation cost for such awards over the period from the date of grant to the date the employee first becomes eligible to retire with his options continuing to vest after retirement.
     Our option grants include options that qualify as incentive stock options for income tax purposes. In the period the compensation cost related to incentive stock options is recorded, a corresponding tax benefit is not recorded as it is assumed that we will not receive a tax deduction related to such incentive stock options. We may be eligible for tax deductions in subsequent periods to the extent that there is a disqualifying disposition of the incentive stock option. In such cases, we would record a tax benefit related to the tax deduction in an amount not to exceed the corresponding cumulative compensation cost recorded in the financial statements on the particular options multiplied by the statutory tax rate.
New Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and therefore became effective for SYSCO on July 1, 2007. While we continue to analyze the financial statement impact resulting from the adoption of FIN 48, we estimate that the cumulative effect adjustment may result in an increase to tax liabilities of $70,000,000 to $100,000,000, with an offsetting charge to beginning retained earnings.

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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact the adoption of SFAS 159 may have on our consolidated financial statements.
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about SYSCO’s ability to increase its market share and sales, long-term debt to capitalization target ratios, anticipated capital expenditures, expected benefits of strategic business initiatives including the timing and expected benefits of the National Supply Chain project and related redistribution centers, the potential outcome of ongoing tax audits and SYSCO’s ability to meet future cash requirements and remain profitable.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors discussed at Item 1.A. above and elsewhere. In addition, SYSCO’s ability to increase its market share and sales, meet future cash requirements and remain profitable could be affected by conditions in the economy and the industry and internal factors such as the ability to control expenses, including fuel costs. The ability to meet long-term debt to capitalization target ratios also may be affected by cash flow including amounts spent on share repurchases and acquisitions and internal growth.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     We do not utilize financial instruments for trading purposes. Our use of debt directly exposes us to interest rate risk. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates.
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
Fiscal 2007
     As of June 30, 2007, we had outstanding $531,826,000 of commercial paper at variable rates of interest with maturities through September 24, 2007. Excluding commercial paper issuances, our long-term debt obligations as of June 30, 2007 of $1,229,969,000 were primarily at fixed rates of interest. We had no interest rate swaps outstanding as of June 30, 2007.
     In the following table as of June 30, 2007, commercial paper issuances are reflected as floating rate debt and both the U.S. and Canadian commercial paper issuances outstanding are classified as long-term based on the maturity date of our revolving loan agreement which supports our U.S. and Canadian commercial paper programs and our intent to continue to refinance this facility on a long-term basis.

     The following table presents our interest rate position as of June 30, 2007. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 30, 2007
	Principal Amount by Expected Maturity
	Average Interest Rate
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
						(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$3,149	$3,525	$976	$679	$200,641	$982,214	$1,191,184	$1,124,343
Average Interest Rate	5.1%	5.9%	2.1%	1.5%	6.1%	5.6%	5.7%
Floating Rate Debt	$18,900	$—	$—	$—	$487,727	$15,000	$521,627	$521,627
Average Interest Rate	5.7%	—	—	—	5.3%	4.4%	5.3%
Canadian $ Denominated:
Fixed Rate Debt	$419	$434	$478	$602	$704	$21,148	$23,785	$22,450
Average Interest Rate	9.5%	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%
Floating Rate Debt	$—	$—	$—	$—	$44,099	$—	$44,099	$44,099
Average Interest Rate	—	—	—	—	4.4%	—	4.4%
Fiscal 2006
     In September 2005, we issued 5.375% senior notes totaling $500,000,000 due on September 21, 2035. In conjunction with the issuance of the 5.375% senior notes, we settled a $350,000,000 notional amount forward-starting interest rate swap which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the debt issuance due to changes in the benchmark interest rate.
     As of July 1, 2006, we had outstanding $399,568,000 of commercial paper at variable rates of interest with maturities through July 3, 2006. Excluding commercial paper issuances, our long-term debt obligations as of July 1, 2006 of $1,333,824,000 were primarily at fixed rates of interest. We had no interest rate swaps outstanding as of July 1, 2006.
     In the following table as of July 1, 2006, commercial paper issuances are reflected as floating rate debt and both the U.S. and Canadian commercial paper issuances outstanding are classified as long-term based on the maturity date of our revolving loan agreement which supports our U.S. and Canadian commercial paper programs and our intent to continue to refinance this facility on a long-term basis.
     The following table presents our interest rate position as of July 1, 2006. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 1, 2006
	Principal Amount by Expected Maturity
	Average Interest Rate
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$105,924	$4,221	$548	$438	$322	$1,184,354	$1,295,807	$1,233,520
Average Interest Rate	8.0%	7.2%	3.4%	4.3%	4.6%	5.7%	5.9%
Floating Rate Debt	$29,300	$—	$—	$—	$381,945	$8,000	$419,245	$419,245
Average Interest Rate	1.5%	—	—	—	5.3%	4.0%	5.0%
Canadian $ Denominated:
Fixed Rate Debt	$341	$375	$414	$456	$575	$20,856	$23,017	$21,911
Average Interest Rate	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%
Floating Rate Debt	$—	$—	$—	$—	$24,623	$—	$24,623	$24,623
Average Interest Rate	—	—	—	—	4.4%	—	4.4%
Foreign Currency Exchange Rate Risk
     We have Canadian subsidiaries, all of which use the Canadian dollar as their functional currency with the exception of a financing subsidiary. To the extent that business transactions are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within shareholders’ equity due to translation of the financial statements from Canadian dollars to U.S. dollars. Our Canadian financing subsidiary has notes denominated in U.S. dollars, which has the potential to create taxable income in Canada when the debt is paid due to changes in the exchange rate from the inception of the debt through the payment date. A 10% unfavorable change in the fiscal 2007 year-end exchange rate would not materially increase the tax liability associated with these notes. We do not routinely enter into material agreements to hedge foreign currency risks.
Fuel Price Risk
     The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. During fiscal 2007, 2006 and 2005, fuel costs represented approximately 0.6%, 0.5% and 0.4% of sales, respectively. Fuel costs incurred by SYSCO increased by approximately $21,225,000 in fiscal 2007 over fiscal 2006 and $48,600,000 in fiscal 2006 over fiscal 2005.
     In order to partially manage the volatility and uncertainty of fuel costs, from time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of June 30, 2007, outstanding forward diesel fuel purchase commitments totaled approximately $44,500,000, which will lock in the price on a substantial portion of our fuel purchases through the end of calendar year 2007.

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
     SYSCO’s management assessed the effectiveness of SYSCO’s internal control over financial reporting as of June 30, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of June 30, 2007, SYSCO’s internal control over financial reporting was effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders
SYSCO Corporation
     We have audited SYSCO Corporation (a Delaware Corporation) and its subsidiaries internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SYSCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on SYSCO Corporation’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, SYSCO Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2007 and July 1, 2006 and the related consolidated results of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007 of SYSCO Corporation and our report dated August 27, 2007 expressed an unqualified opinion thereon.
                     /s/ Ernst & Young LLP
Houston, Texas
August 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Shareholders
SYSCO Corporation
     We have audited the accompanying consolidated balance sheets of SYSCO Corporation (a Delaware Corporation) and subsidiaries as of June 30, 2007 and July 1, 2006, and the related consolidated results of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule at Item 15(a), No. 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SYSCO Corporation and subsidiaries at June 30, 2007 and July 1, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     As discussed in Note 10 to the consolidated financial statements, effective June 30, 2007, SYSCO Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Also, discussed in Note 13 to the consolidated financial statements, effective July 3, 2005, SYSCO Corporation adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SYSCO Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2007 expressed an unqualified opinion thereon.
          /s/ Ernst & Young LLP
Houston, Texas
August 27, 2007

SYSCO
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	July 1, 2006
	(In thousands except for
	share data)
ASSETS
Current assets
Cash	$207,872	$201,897
Accounts and notes receivable, less allowances of $31,841 and $29,100	2,610,885	2,483,720
Inventories	1,714,187	1,608,233
Prepaid expenses and other current assets	123,284	59,154
Prepaid income taxes	19,318	46,690

Total current assets	4,675,546	4,399,694
Plant and equipment at cost, less depreciation	2,721,233	2,464,900
Other assets
Goodwill	1,355,313	1,302,591
Intangibles, less amortization	91,366	95,651
Restricted cash	101,929	102,274
Prepaid pension cost	352,390	388,650
Other	221,154	238,265

Total other assets	2,122,152	2,127,431

Total assets	$9,518,931	$8,992,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$18,900	$29,300
Accounts payable	1,981,190	1,891,357
Accrued expenses	922,582	745,781
Deferred taxes	488,849	453,700
Current maturities of long-term debt	3,568	106,265

Total current liabilities	3,415,089	3,226,403
Other liabilities
Long-term debt	1,758,227	1,627,127
Deferred taxes	626,695	723,349
Other long-term liabilities	440,520	362,862

Total other liabilities	2,825,442	2,713,338
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares; issued 765,174,900 shares	765,175	765,175
Paid-in capital	637,154	525,684
Retained earnings	5,544,078	4,999,440
Accumulated other comprehensive (loss) income	(4,061)	84,618

	6,942,346	6,374,917
Less cost of treasury stock, 153,334,523 and 146,279,320 shares	3,663,946	3,322,633

Total shareholders’ equity	3,278,400	3,052,284

Total liabilities and shareholders’ equity	$9,518,931	$8,992,025

See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
	(In thousands except for share data)
Sales	$35,042,075	$32,628,438	$30,281,914
Costs and expenses
Cost of sales	28,284,603	26,337,107	24,498,200
Operating expenses	5,048,990	4,796,301	4,194,184
Interest expense	105,002	109,100	75,000
Other, net	(17,735)	(9,016)	(10,906)

Total costs and expenses	33,420,860	31,233,492	28,756,478

Earnings before income taxes and cumulative effect of accounting change	1,621,215	1,394,946	1,525,436
Income taxes	620,139	548,906	563,979

Earnings before cumulative effect of accounting change	1,001,076	846,040	961,457
Cumulative effect of accounting change	—	9,285	—

Net earnings	$1,001,076	$855,325	$961,457

Earnings before cumulative effect of accounting change:
Basic earnings per share	$1.62	$1.36	$1.51
Diluted earnings per share	1.60	1.35	1.47
Net earnings:
Basic earnings per share	1.62	1.38	1.51
Diluted earnings per share	1.60	1.36	1.47
See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
				(In thousands except for share data)
Balance as of July 3, 2004	765,174,900	$765,175	$332,041	$3,959,714	$17,640	128,639,869	$2,510,064	$2,564,506
Net earnings				961,457				961,457
Minimum pension liability adjustment					(33,553)			(33,553)
Foreign currency translation adjustment					22,357			22,357
Change in fair value of interest rate swap					(20,121)			(20,121)

Comprehensive income								930,140
Dividends declared				(368,792)				(368,792)
Treasury stock purchases						16,735,200	596,080	(596,080)
Treasury stock issued for acquisitions			2,660			(152,591)	(1,537)	4,197
Benefits from disqualifying dispositions			22,795					22,795
Issuances of shares pursuant to share-based awards			31,557			(8,615,108)	(170,516)	202,073

Balance as of July 2, 2005	765,174,900	$765,175	$389,053	$4,552,379	$(13,677)	136,607,370	$2,934,091	$2,758,839
Net earnings				855,325				855,325
Minimum pension liability adjustment					43,180			43,180
Foreign currency translation adjustment					47,718			47,718
Change in fair value of interest rate swap					7,064			7,064
Amortization of cash flow hedge					333			333

Comprehensive income								953,620
Dividends declared				(408,264)				(408,264)
Treasury stock purchases						16,104,800	530,563	(530,563)
Treasury stock issued for acquisitions			1,750			(126,027)	(1,305)	3,055
Benefits from disqualifying dispositions			11,195					11,195
Share-based compensation expense			116,305					116,305
Issuances of shares pursuant to share-based awards			7,381			(6,306,823)	(140,716)	148,097

Balance as of July 1, 2006	765,174,900	$765,175	$525,684	$4,999,440	$84,618	146,279,320	$3,322,633	$3,052,284
Net earnings				1,001,076				1,001,076
Minimum pension liability adjustment					3,469			3,469
Foreign currency translation adjustment					25,052			25,052
Amortization of cash flow hedge					428			428

Comprehensive income								1,030,025
Dividends declared				(456,438)				(456,438)
Treasury stock purchases						16,501,200	559,788	(559,788)
Benefits from disqualifying dispositions			19,561					19,561
Share-based compensation expense			79,878					79,878
Issuances of shares pursuant to share-based awards			12,031			(9,445,997)	(218,475)	230,506
Adoption of SFAS 158 recognition provision					(117,628)			(117,628)

Balance as of June 30, 2007	765,174,900	$765,175	$637,154	$5,544,078	$(4,061)	153,334,523	$3,663,946	$3,278,400

See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED CASH FLOWS

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,001,076	$855,325	$961,457
Add non-cash items:
Cumulative effect of accounting change, net of tax	—	(9,285)	—
Share-based compensation expense	97,985	126,837	19,749
Depreciation and amortization	362,559	345,062	316,743
Deferred tax provision	545,971	482,111	554,850
Provision for losses on receivables	28,156	19,841	18,587
(Gain) loss on sale of assets	(6,279)	847	(952)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(134,153)	(162,586)	(72,829)
(Increase) in inventories	(95,932)	(119,392)	(35,014)
(Increase) decrease in prepaid expenses and other current assets	(62,773)	1,741	(4,058)
Increase in accounts payable	85,422	49,775	28,080
Increase (decrease) in accrued expenses	132,936	29,161	(52,423)
(Decrease) in accrued income taxes	(491,993)	(545,634)	(438,779)
(Increase) in other assets	(36,426)	(17,937)	(17,865)
(Increase) decrease in other long-term liabilities and prepaid pension cost, net	(14,817)	75,382	(86,338)
Excess tax benefits from share-based compensation arrangements	(8,810)	(6,569)	—

Net cash provided by operating activities	1,402,922	1,124,679	1,191,208

Cash flows from investing activities:
Additions to plant and equipment	(603,242)	(513,934)	(390,026)
Proceeds from sales of plant and equipment	16,008	21,037	26,257
Acquisition of businesses, net of cash acquired	(59,322)	(114,378)	(115,637)
(Increase) decrease in restricted cash	(2,155)	(2,243)	66,918

Net cash used for investing activities	(648,711)	(609,518)	(412,488)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	121,858	240,017	115,017
Other debt borrowings	5,290	500,987	9,357
Other debt repayments	(109,656)	(413,383)	(167,006)
Debt issuance costs	(7)	(3,998)	(320)
Cash (paid for) received from termination of interest rate swap	—	(21,196)	5,316
Common stock reissued from treasury	221,736	128,055	208,004
Treasury stock purchases	(550,865)	(544,131)	(597,660)
Dividends paid	(445,416)	(397,537)	(357,298)
Excess tax benefits from share-based compensation arrangements	8,810	6,569	—

Net cash used for financing activities	(748,250)	(504,617)	(784,590)

Effect of exchange rates on cash	14	(325)	(2,158)

Net increase (decrease) in cash	5,975	10,219	(8,028)
Cash at beginning of year	201,897	191,678	199,706

Cash at end of year	$207,872	$201,897	$191,678

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$107,109	$107,242	$73,939
Income taxes	563,968	619,442	436,378
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF ACCOUNTING POLICIES
Business and Consolidation
     Sysco Corporation, (SYSCO or the company), acting through its subsidiaries and divisions, is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or “food-prepared-away-from-home” industry. These services are performed for approximately 391,000 customers from 177 distribution facilities located throughout the United States and Canada.
     The accompanying financial statements include the accounts of SYSCO and its consolidated subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the fiscal 2007 presentation.
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
Accounts Receivable
     Accounts receivable consist primarily of trade receivables from customers and receivables from suppliers for marketing or incentive programs. SYSCO determines the past due status of trade receivables based on contractual terms with each customer. SYSCO evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligation to SYSCO, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on an analysis of historical trends of write-offs and recoveries. The company utilizes specific criteria to determine uncollectible receivables to be written off including bankruptcy, accounts referred to outside parties for collection and accounts past due over specified periods. The allowance for doubtful accounts receivable was $31,841,000 as of June 30, 2007 and $29,100,000 as of July 1, 2006. Customer accounts written off, net of recoveries, were $26,010,000 or 0.07% of sales, $21,128,000 or 0.06% of sales, and $20,840,000 or 0.07% of sales for fiscal 2007, 2006 and 2005, respectively.
Inventories
     Inventories consisting primarily of finished goods include food and related products and lodging products held for resale and are valued at the lower of cost (first-in, first-out method) or market. Elements of costs include the purchase price of the product and freight charges to deliver the product to the company’s warehouses and are net of certain cash or non-cash consideration received from vendors (see “Vendor Consideration”).
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
     Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized for the past three years was $3,955,000 in 2007, $2,853,000 in 2006 and $4,316,000 in 2005.
Long-Lived Assets
     Management reviews long-lived assets, including finite-lived intangibles, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.

Goodwill and Intangibles
     Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from three to ten years.
     Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the combination. The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values. The reporting units used to assess goodwill impairment are the company’s six operating segments as described in Note 17, Business Segment Information. The components within each of the six operating segments have similar economic characteristics and therefore are aggregated into six reporting units. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.
Derivative Financial Instruments
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), requires the recognition of all derivatives as assets or liabilities within the consolidated balance sheets at fair value. Gains or losses on derivative financial instruments designated as fair value hedges are recognized immediately in the consolidated results of operations, along with the offsetting gain or loss related to the underlying hedged item.
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
     Certain agreements entered into by the company for the procurement of fuel, electricity and product commodities related to SYSCO’s business meet the definition of a derivative. The company has assessed these agreements and determined that they qualify for the normal purchase and sale exemption under SFAS 133 (as amended and interpreted) and documents and accounts for them accordingly.
Treasury Stock
     The company records treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.
Foreign Currency Translation
     The assets and liabilities of all Canadian subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of accumulated other comprehensive income (loss).
Revenue Recognition
     The company recognizes revenue from the sale of a product when it is considered to be realized or realizable and earned. The company determines these requirements to be met at the point at which the product is delivered to the customer. The company grants certain customers sales incentives such as rebates or discounts and treats these as a reduction of sales at the time the sale is recognized. Sales tax collected from customers is not included in revenue but rather recorded as a liability due to the respective taxing authorities. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are considered to be a single nonmonetary transaction. Beginning in the fourth quarter of fiscal 2006, the company recorded the net effect of such transactions in the consolidated results of operations within sales as a result of a new accounting standard, EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” (EITF 04-13). See further discussion in Note 2, Changes in Accounting.
Vendor Consideration
     SYSCO recognizes consideration received from vendors when the services performed in connection with the monies received are completed and when the related product has been sold by SYSCO as a reduction to cost of sales. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, SYSCO will recognize the vendor consideration as a reduction of cost of sales when the product is sold. In the situations where the vendor consideration is not related directly to specific product purchases, SYSCO will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts realized. In certain of these latter instances, the vendor consideration represents a reimbursement of a specific incremental identifiable cost incurred by SYSCO. In these cases, SYSCO classifies the consideration as a reduction of those costs with any excess funds classified as a reduction of cost of sales and recognizes these in the period in which the costs are incurred and related services performed.
Shipping and Handling Costs
     Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $1,977,516,000 in fiscal 2007, $1,857,093,000 in fiscal 2006, and $1,718,485,000 in fiscal 2005.
Insurance Program
     SYSCO maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions. Amounts accrued for self-insured liabilities were $125,844,000 and $115,557,000 as of June 30, 2007 and July 1, 2006, respectively.
Share-Based Compensation
     SYSCO recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows on the consolidated cash flows statements.
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
2. CHANGES IN ACCOUNTING
Pension Measurement Date Change and SFAS 158 Adoption
     Beginning in fiscal 2006, SYSCO changed the measurement date for the pension and other postretirement benefit plans from fiscal year-end to May 31st, which represented a change in accounting. Management believes this accounting change was preferable, as the one-month acceleration of the measurement date allowed additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting resulted in an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax. The impact to pro forma net earnings and earnings per share adjusted for the effect of retroactive application of the change in measurement date on net pension costs for fiscal 2005 was not material.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 has two major provisions. The recognition and disclosure provision requires an employer to recognize a plan’s funded status in its statement of financial position and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The measurement date provision requires an employer to measure a plan’s assets and obligations as of the end of the employer’s fiscal year. SYSCO adopted SFAS 158’s recognition and disclosure requirements as of June 30, 2007. In addition, SYSCO has elected to early adopt the measurement date provision in order to adopt both provisions of this accounting standard at the same time. See discussion of the impact of adoption in Note 10, Employee Benefit Plans.

EITF 04-13 Adoption
     In September 2005, the Emerging Issues Task Force reached a consensus on EITF 04-13 which requires that two or more inventory transactions with the same counterparty (as defined) should be viewed as a single nonmonetary transaction if the transactions were entered into in contemplation of one another. Exchanges of inventory between entities in the same line of business should be accounted for at fair value or recorded at carrying amounts, depending on the classification of such inventory. This guidance was effective for the fourth quarter of fiscal 2006 for SYSCO. SYSCO has certain transactions where finished goods are purchased from a customer or sourced by that customer for warehousing and distribution and resold to the same customer. These transactions are evidenced by title transfer and are separately invoiced. Historically, the company has recorded such transactions in the consolidated results of operations within cost of sales for the purchase amount and within sales for the sales amount. In fiscal 2007, the company recorded the net effect of such transactions in the consolidated results of operations within sales by reducing sales and cost of sales in the amount of $334,002,000. In the fourth quarter of fiscal 2006, the company recorded the net effect of such transactions in the consolidated results of operations within sales by reducing sales and cost of sales in the amount of $99,803,000. The amounts included in the consolidated results of operations within cost of sales for the 39 week period ended April 1, 2006 and fiscal 2005 that were recorded on a gross basis prior to the adoption of EITF 04-13 were $279,746,000 and $347,018,000, respectively. Such amounts were not restated when the new standard was adopted because only prospective treatment was allowed.
3. NEW ACCOUNTING STANDARDS
FIN 48
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006; therefore, these provisions became effective for SYSCO on July 1, 2007. While the company continues to analyze the financial statement impact resulting from the adoption of FIN 48, SYSCO estimates that the cumulative effect adjustment may result in an increase to tax liabilities of $70,000,000 to $100,000,000, with an offsetting charge to beginning retained earnings.
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
SFAS 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The company is currently evaluating the impact the adoption of SFAS 159 may have on its consolidated financial statements.
4. PLANT AND EQUIPMENT
     A summary of plant and equipment, including the related accumulated depreciation, appears below:

			Estimated Useful
	June 30, 2007	July 1, 2006	Lives
Plant and equipment, at cost:
Land	$239,206,000	$220,542,000
Buildings and improvements	2,428,184,000	2,140,786,000	10-40 years
Fleet, equipment and software	2,416,948,000	2,277,612,000	3-20 years

	5,084,338,000	4,638,940,000
Accumulated depreciation	(2,363,105,000)	(2,174,040,000)

Net plant and equipment	$2,721,233,000	$2,464,900,000

     Depreciation expense, including capital leases, for the past three years was $341,714,000 in 2007, $320,669,000 in 2006 and $298,111,000 in 2005.

5. GOODWILL AND OTHER INTANGIBLES
     The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows:

	Broadline	SYGMA	Other	Total
Carrying amount as of July 2, 2005	$676,346,000	$33,161,000	$503,096,000	$1,212,603,000
Goodwill acquired during year	11,488,000	(551,000)	57,173,000	68,110,000
Currency translation/Other	21,580,000	—	298,000	21,878,000

Carrying amount as of July 1, 2006	709,414,000	32,610,000	560,567,000	1,302,591,000
Goodwill acquired during year	13,017,000	—	29,168,000	42,185,000
Currency translation/Other	10,253,000	(1,000)	285,000	10,537,000

Carrying amount as of June 30, 2007	$732,684,000	$32,609,000	$590,020,000	$1,355,313,000

     The following table presents details of the company’s other intangible assets:

	June 30, 2007			July 1, 2006
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets:
Customer relationships	$114,844,000	$31,721,000	$83,123,000	$109,201,000	$21,056,000	$88,145,000
Non-compete agreements	5,027,000	2,841,000	2,186,000	8,099,000	6,001,000	2,098,000
Trademarks	700,000	175,000	525,000	—	—	—

Total amortized intangible assets	120,571,000	34,737,000	85,834,000	117,300,000	27,057,000	90,243,000
Unamortized intangible assets:
Trademarks	5,532,000	—	5,532,000	5,408,000	—	5,408,000

Total	$126,103,000	$34,737,000	$91,366,000	$122,708,000	$27,057,000	$95,651,000

     Amortization expense for the past three years was $12,711,000 in 2007, $10,773,000 in 2006 and $7,569,000 in 2005. Amortization expense for each year includes expense related to assets that have been fully amortized and whose balances have been removed in the schedule above in the period full amortization is reached. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 30, 2007 is shown below:

Amount
2008	$13,160,000
2009	12,930,000
2010	12,494,000
2011	12,088,000
2012	11,558,000
6. RESTRICTED CASH
     SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.
     In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. During fiscal 2007, $4,000,000 was placed into escrow related to a new acquisition, and escrowed funds in the amount of $2,500,000 were released to sellers of acquired businesses. In addition, escrowed funds of $12,121,000 were released from escrow related to an acquisition for which the contingent consideration period expired without the additional consideration being earned.
     A summary of restricted cash balances appears below:

	June 30, 2007	July 1, 2006
Funds deposited in insurance trusts	$92,929,000	$82,653,000
Escrow funds related to acquisitions	9,000,000	19,621,000

Total	$101,929,000	$102,274,000

7. DERIVATIVE FINANCIAL INSTRUMENTS
     SYSCO manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this goal. The company does not use derivative financial instruments for trading or speculative purposes.

     In previous fiscal years, the company entered into various interest rate swap agreements designated as fair value hedges of the related debt. In fiscal 2005, the remaining swap agreements were terminated, and the amount received upon termination was $5,316,000. The amount received upon termination of swap agreements is reflected as an increase in the carrying value of the related debt to reflect its fair value at termination. This increase in the carrying value of the debt is amortized as a reduction of interest expense over the remaining term of the debt.
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
     In the normal course of business, SYSCO enters into forward purchase agreements for the procurement of fuel, electricity and product commodities related to SYSCO’s business. These agreements meet the definition of a derivative. However, the company elected to use the normal purchase and sale exemption available under SFAS 133 (as amended and interpreted).
8. DEBT AND OTHER FINANCING ARRANGEMENTS
     SYSCO’s debt consists of the following:

	June 30, 2007	July 1, 2006
Short-term borrowings, interest at 5.7% as of June 30, 2007 and 5.4% as of July 1, 2006	$18,900,000	$29,300,000
Commercial paper, interest averaging 5.2% as of June 30, 2007 and 5.3% as of July 1, 2006	531,826,000	399,568,000
Senior notes, interest at 7.25%, maturing in fiscal 2007	—	99,295,000
Senior notes, interest at 6.1%, maturing in fiscal 2012	200,467,000	200,561,000
Senior notes, interest at 4.6%, maturing in fiscal 2014	207,435,000	208,540,000
Debentures, interest at 7.16%, maturing in fiscal 2027	50,000,000	50,000,000
Debentures, interest at 6.5%, maturing in fiscal 2029	224,498,000	224,474,000
Senior notes, interest at 5.375%, maturing in fiscal 2036	499,581,000	499,566,000
Industrial Revenue Bonds, mortgages and other debt, interest averaging 7.1% as of June 30, 2007 and 6.9% as of July 1, 2006, maturing at various dates to fiscal 2026	47,988,000	51,388,000

Total debt	1,780,695,000	1,762,692,000
Less current maturities and short-term debt	(22,468,000)	(135,565,000)

Net long-term debt	$1,758,227,000	$1,627,127,000

     The principal payments required to be made during the next five fiscal years on debt outstanding as of June 30, 2007 are shown below:

Amount
2008	$22,468,000
2009	3,959,000
2010	1,454,000
2011	1,281,000
2012	733,171,000
Short-term Borrowings
     SYSCO has uncommitted bank lines of credit, which as of June 30, 2007 provided for unsecured borrowings for working capital of up to $145,000,000. Borrowings outstanding under these lines of credit were $18,900,000 and $29,300,000, as of June 30, 2007 and July 1, 2006, respectively.
Commercial Paper
     SYSCO has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate not to exceed $1,300,000,000. The current program was entered into in April 2006 and replaced notes that were issued under SYSCO’s previous commercial paper program as they matured and became due and payable.
     SYSCO and one of its subsidiaries, SYSCO International, Co., has a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs. The facility in the amount of $750,000,000 may be increased up to $1,000,000,000 at the option of the company, and terminates on November 4, 2011, subject to extension. Since this long-term facility supports the company’s commercial paper programs, the $531,826,000 and $399,568,000 of outstanding commercial paper issuances as of June 30, 2007 and July 1, 2006, respectively, were classified as long-term debt.
     This facility was originally entered into in November 2005 in the amount of $500,000,000 and was increased to $750,000,000 in March 2006. In September 2006, the termination date on the facility was extended to November 4, 2011, in accordance with the terms of the agreement. This facility replaced the previous $450,000,000 (U.S. dollar) and $100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated in November 2005.
     During fiscal 2007, 2006 and 2005, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately $356,804,000 to $755,180,000, $126,846,000 to $774,530,000, and $28,560,000 to $253,384,000, respectively.
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
     In April 2007, SYSCO repaid the 7.25% senior notes totaling $100,000,000 at maturity utilizing a combination of cash flow from operations and commercial paper issuances.
     The 6.5% debentures due August 1, 2028 and the 4.60% senior notes due March 15, 2014 are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows SYSCO to retire the debentures and notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture and note holders are not penalized by the early redemption.
     The 7.16% debentures due April 15, 2027 are unsecured, are not subject to any sinking fund requirement and were redeemable at the option of the holder on April 15, 2007, but otherwise are not redeemable prior to maturity.
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
     SYSCO’s Industrial Revenue Bonds have varying structures. Final maturities range from four to 19 years and certain of the bonds provide SYSCO the right to redeem the bonds at various dates. These redemption provisions generally provide the bondholder a premium in the early redemption years, declining to par value as the bonds approach maturity.
Total Debt
     Total debt as of June 30, 2007 was $1,780,695,000, of which approximately 68% was at fixed rates averaging 5.8% with an average life of 19 years, and the remainder was at floating rates averaging 5.2%. Certain loan agreements contain typical debt covenants to protect noteholders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level. SYSCO was in compliance with all debt covenants as of June 30, 2007.

     The fair value of SYSCO’s total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximated $1,693,619,000 as of June 30, 2007 and $1,669,999,000 as of July 1, 2006, respectively.
Other
     As of June 30, 2007 and July 1, 2006, letters of credit outstanding were $62,645,000 and $60,000,000, respectively.
9. LEASES
     Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $94,163,000, $100,690,000, and $92,710,000 in fiscal 2007, 2006 and 2005, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.
     Aggregate minimum lease payments by fiscal year under existing non-capitalized long-term leases are as follows:

Amount
2008	$63,383,000
2009	53,315,000
2010	45,243,000
2011	36,197,000
2012	27,272,000
Thereafter	142,300,000
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
     The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation. SYSCO’s contributions to this plan were $26,032,000 in 2007, $21,898,000 in 2006, and $28,109,000 in 2005.
     SYSCO’s contributions to multi-employer pension plans were $37,296,000, $29,796,000, and $28,822,000 in fiscal 2007, 2006 and 2005, respectively. See further discussion of SYSCO’s participation in multi-employer pension plans in Note 16, Commitments and Contingencies.
     In addition to receiving benefits upon retirement under the company’s defined benefit plan, participants in the Management Incentive Plan (see “Management Incentive Compensation” under “Stock Based Compensation Plans”) will receive benefits under a Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan.
Adoption of SFAS 158
     On June 30, 2007, SYSCO adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the company to recognize the funded status of its defined benefit plans in its statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87/106, all of which were previously netted against the funded status of the plans in the company’s statement of financial position pursuant to the provisions of SFAS 87/106. These amounts will subsequently be recognized as net benefit cost consistent with the company’s historical accounting policy for amortizing such amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will subsequently be recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS 158.
     The effects of the adoption of the recognition and disclosure provisions of SFAS 158 on the company’s consolidated balance sheet as of June 30, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the company’s consolidated results of operations for the fiscal year ended June 30, 2007, or for any prior period presented, and it will not affect the company’s consolidated results of operations in future periods. Prior to the adoption of SFAS 158 on June 30, 2007, the company recognized an additional minimum pension liability pursuant to the provisions of SFAS 87/106. The effect of recognizing the additional minimum pension liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

	As of June 30, 2007
	Prior to Adopting	Effect of Adopting	As Reported at
	SFAS 158	SFAS 158	June 30, 2007
Prepaid pension cost	$436,236,000	$(83,846,000)	$352,390,000
Intangible asset (Other assets)	43,854,000	(43,854,000)	—
Current accrued benefit liability (Accrued expenses)	—	(10,967,000)	(10,967,000)
Long-term deferred tax liability	(38,196,000)	73,328,000	35,132,000
Non-current accrued benefit liability (Other long-term liabilities)	(271,369,000)	(52,289,000)	(323,658,000)
Accumulated other comprehensive loss	7,637,000	117,628,000	125,265,000
     SFAS 158 also has a measurement date provision, which is a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position, effective for fiscal years ending after December 15, 2008. In the first quarter of fiscal 2006, SYSCO changed the measurement date for pension and other postretirement benefit plans from fiscal year-end to May 31st to allow additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting resulted in an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax. With the issuance of SFAS 158, SYSCO has elected to early adopt the measurement date provision in order to adopt both provisions of this accounting standard at the same time. As a result, beginning in fiscal 2008, the measurement date will return to correspond with fiscal year-end. The company has performed measurements as of May 31, 2007 and June 30, 2007 of the plan assets and benefit obligations. SYSCO will record a charge to beginning retained earnings in the first quarter of fiscal 2008 of approximately $4,000,000, net of tax, for the impact of the difference in our pension expense between the two measurement dates. The company will also record a benefit to beginning accumulated other comprehensive loss in the first quarter of fiscal 2008 of approximately $23,000,000, net of tax, for the impact of the difference in our recognition provision between the two measurement dates.
Funded Status
     The funded status of SYSCO’s defined benefit plans is presented in the table below. The caption “Pension Benefits” includes both the Retirement Plan and the SERP.

	Pension Benefits		Other Postretirement Plans
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Change in benefit obligation:
Benefit obligation at beginning of year	$1,381,409,000	$1,574,718,000	$8,045,000	$8,818,000
Service cost	84,654,000	100,028,000	451,000	510,000
Interest cost	91,311,000	83,600,000	531,000	472,000
Amendments	3,410,000	7,800,000	—	—
Actuarial (gain) loss	46,463,000	(284,307,000)	(359,000)	(1,473,000)
Actual expenses	(10,814,000)	(7,906,000)	—	—
Total disbursements	(31,106,000)	(24,331,000)	7,000	(57,000)
Settlements/Adjustments (Measurement date change)	—	(68,193,000)	—	(225,000)

Benefit obligation at end of year	1,565,327,000	1,381,409,000	8,675,000	8,045,000

Change in plan assets:
Fair value of plan assets at beginning of year	1,282,302,000	1,141,638,000	—	—
Actual return on plan assets	259,471,000	106,584,000	—	—
Employer contribution	90,836,000	207,645,000	(7,000)	57,000
Actual expenses	(10,814,000)	(7,906,000)	—	—
Total disbursements	(31,106,000)	(24,331,000)	7,000	(57,000)
Settlements/Adjustments (Measurement date change)	—	(141,328,000)	—	—

Fair value of plan assets at end of year	1,590,689,000	1,282,302,000	—	—

Funded status	25,362,000	(99,107,000)	(8,675,000)	(8,045,000)
Unrecognized net actuarial loss (gain)	N/A	264,855,000	N/A	(2,515,000)
Unrecognized net obligation due to initial application of SFAS No. 87/106	N/A	—	N/A	1,074,000
Unrecognized prior service cost	N/A	47,953,000	N/A	793,000

Prepaid (accrued) benefit cost at measurement date	25,362,000	213,701,000	(8,675,000)	(8,693,000)
Contributions after measurement date, before end of year	993,000	666,000	85,000	—

Prepaid (accrued) benefit cost at end of year	$26,355,000	$214,367,000	$(8,590,000)	$(8,693,000)

     In order to meet its obligations under the SERP, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $182,769,000 as of June 30, 2007 and $153,659,000 as of July 1, 2006. These policies are not included as plan assets or in the funded status amounts in the table above. SYSCO is the sole owner and beneficiary of such policies. The projected benefit obligation for the SERP was $327,028,000 and $327,450,000 as of June 30, 2007 and July 1, 2006, respectively.
     The amounts recognized on SYSCO’s consolidated balance sheet related to its defined benefit plans are as follows:

	Pension Benefits		Other Postretirement Plans
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Prepaid pension cost	$352,390,000	$388,650,000	$—	$—
Intangible asset (Other assets)	N/A	45,619,000	N/A	—
Current accrued benefit liability (Accrued expenses)	(10,784,000)	N/A	(183,000)	N/A
Non-current accrued benefit liability (Other long-term liabilities)	(315,251,000)	(237,932,000)	(8,407,000)	(8,693,000)
Minimum pension liability (Accumulated other comprehensive income (loss))	N/A	18,030,000	N/A	—

Net amount recognized	$26,355,000	$214,367,000	$(8,590,000)	$(8,693,000)

     Accumulated other comprehensive loss as of June 30, 2007 consists of the following amounts that have not yet been recognized in net benefit cost:

		Other
		Postretirement
	Pension Benefits	Plans	Total
Unrecognized prior service cost	$45,678,000	$591,000	$46,269,000
Unrecognized actuarial losses (gains)	158,906,000	(2,741,000)	156,165,000
Unrecognized transition obligation	—	920,000	920,000

Total	$204,584,000	$(1,230,000)	$203,354,000

     Prior to the adoption of the recognition and disclosure provisions of SFAS 158, minimum pension liability adjustments resulted when the accumulated benefit obligation exceeded the fair value of plan assets and was recorded so that the recorded pension liability is at a minimum equal to the unfunded accumulated benefit obligation. Minimum pension liability adjustments were non-cash adjustments that were reflected as an increase (or decrease) in the pension liability and an offsetting charge (or benefit) to shareholders’ equity, net of tax, through comprehensive loss (or income) rather than net income. The amounts reflected in accumulated other comprehensive income related to minimum pension liability, was a charge of $18,030,000 as of July 1, 2006.
     The accumulated benefit obligation for the defined benefit pension plans was $1,377,832,000 and $1,187,185,000 as of June 30, 2007 and July 1, 2006, respectively.
     Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	Pension Benefits		Other Postretirement Plans
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Accumulated benefit obligation/aggregate benefit obligation	$262,541,000	$238,599,000	$8,675,000	$8,045,000
Fair value of plan assets at end of year	—	—	—	—
Components of Net Benefit Costs
     The components of net pension costs for each fiscal year are as follows:

	Pension Benefits
	2007	2006	2005
Service cost	$84,654,000	$100,028,000	$81,282,000
Interest cost	91,311,000	83,600,000	73,824,000
Expected return on plan assets	(116,744,000)	(104,174,000)	(82,613,000)
Amortization of prior service cost	5,684,000	4,934,000	1,760,000
Recognized net actuarial loss	9,686,000	46,204,000	32,605,000

Net pension costs	$74,591,000	$130,592,000	$106,858,000

     The components of other postretirement benefit costs for each fiscal year are as follows:

	Other Postretirement Plans
	2007	2006	2005
Service cost	$451,000	$510,000	$477,000
Interest cost	531,000	472,000	488,000
Expected return on plan assets	—	—	—
Amortization of prior service cost	201,000	202,000	202,000
Recognized net actuarial gain	(132,000)	(15,000)	—
Amortization of net transition obligation	154,000	153,000	154,000

Net other postretirement benefit costs	$1,205,000	$1,322,000	$1,321,000

     As a result of changes in assumptions, including the increase in the discount rate to 6.73% for fiscal 2007, which is based on the measurement date of May 31st, from 5.60% in fiscal 2006, together with the normal growth of the plan, the impact of losses from prior periods and the amount and timing of contributions, net pension costs decreased $56,001,000 in fiscal 2007. Net pension costs in fiscal 2008 are expected to decrease by approximately $9,000,000 due primarily to the funding status and asset performance of the Retirement Plan.
     Amounts included in accumulated other comprehensive loss as of June 30, 2007 that are expected to be recognized as components of net benefit cost during fiscal 2008 are:

		Other
		Postretirement
	Pension Benefits	Plans	Total
Amortization of prior service cost	$5,985,000	$143,000	$6,128,000
Recognition of actuarial losses (gains)	3,409,000	(156,000)	3,253,000
Amortization of net transition obligation	—	153,000	153,000

Total	$9,394,000	$140,000	$9,534,000

Employer Contributions
     The company made cash contributions to its pension plans of $91,163,000 and $73,764,000 in fiscal years 2007 and 2006, respectively, including $80,000,000 and $66,000,000 in voluntary contributions to the Retirement Plan in fiscal 2007 and 2006, respectively. In fiscal 2008, as in previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements, yet the company anticipates it will make voluntary contributions of approximately $80,000,000. The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2008 contributions to fund benefit payments for the SERP and other postretirement plans are $11,777,000 and $268,000, respectively.
Estimated Future Benefit Payments
     Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

		Other
		Postretirement
	Pension Benefits	Plans
2008	$35,425,000	$268,000
2009	41,021,000	374,000
2010	47,720,000	511,000
2011	54,793,000	645,000
2012	62,332,000	777,000
Subsequent five years	448,068,000	4,985,000
Assumptions
     Weighted-average assumptions used to determine benefit obligations as of year-end were:

	Pension Benefits		Other Postretirement Plans
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Discount rate — Retirement Plan and Other Postretirement Plans	6.54%	6.73%	6.54%	6.73%
Discount rate — SERP	6.40	6.73	N/A	N/A
Rate of compensation increase — Retirement Plan	6.17	6.17	N/A	N/A

     For determining the benefit obligations as of year-end, the SERP calculations assume annual salary increases of 10% through fiscal 2007 and 7% thereafter as of June 30, 2007 and July 1, 2006.
     Weighted-average assumptions used to determine net pension costs and other postretirement benefit costs for each fiscal year were:

	Pension Benefits			Other Postretirement Plans
	2007	2006	2005	2007	2006	2005
Discount rate — All Plans	6.73%	5.60%	6.25%	6.73%	5.60%	6.25%
Expected rate of return	9.00	9.00	9.00	N/A	N/A	N/A
Rate of compensation increase — Retirement Plan	6.17	5.89	5.89	N/A	N/A	N/A
     For determining net pension costs related to the SERP for each fiscal year, the calculations for fiscal 2007, 2006 and 2005 assume annual salary increases of 10% through fiscal 2007 and 7% thereafter.
     A healthcare cost trend rate is not used in the calculations of postretirement benefits obligations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.
     For guidance in determining the discount rate, SYSCO calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plans. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate to be used for the calculation of fiscal 2008 net benefit costs for the Retirement Plan and Other Postretirement Plans is 6.78%. The discount rate to be used for the calculation of fiscal 2008 net benefit costs for the SERP is 6.64%. As noted above, the fiscal 2008 discount rates are based on a measurement date of June 30, 2007.
     The expected long-term rate of return on plan assets is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rate of return to be used in the calculation of fiscal 2008 net benefit costs for the Retirement Plan is 8.50%.
     The measurement date for the pension and other postretirement benefit plans is fiscal year-end for fiscal years 2005 and prior. The measurement date for fiscal 2006 and 2007 was May 31st. As discussed above under SFAS 158 Adoption, an additional measurement was performed as of June 30, 2007. The measurement date for all future periods will correspond with fiscal year-end.
Investment Policy and Assets
     SYSCO’s investment objectives target a mix of investments that can potentially achieve an above-average rate of return. SYSCO has determined that this strategy is appropriate due to the relatively low ratio of retirees as a percentage of participants, low average years of participant service and low average age of participants and is willing to accept the above-average level of short-term risk and variability in returns to attempt to achieve a higher level of long-term returns. As a result, the company’s strategy targets a mix of investments that include 70% stocks (including a mix of large capitalization U.S. stocks, small- to mid-capitalization U.S. stocks and international stocks) and 30% fixed income investments and cash equivalents.
     The percentage of the fair value of plan assets by asset category is as follows:

	June 30, 2007	July 1, 2006
Equity securities	72.0%	70.9%
Debt securities	28.0	29.1

Total	100.0%	100.0%

11. SHAREHOLDERS’ EQUITY
     Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares of common stock outstanding for each respective year. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares of common stock outstanding during those respective years adjusted for the dilutive effect of stock options outstanding using the treasury stock method.

     A reconciliation of the numerators and the denominators of the basic and diluted per share computations for the periods presented follows:

	2007	2006	2005
Numerator:
Earnings before cumulative effect of accounting change	$1,001,076,000	$846,040,000	$961,457,000
Cumulative effect of accounting change	—	9,285,000	—

Net earnings	$1,001,076,000	$855,325,000	$961,457,000

Denominator:
Weighted-average basic shares outstanding	618,332,752	621,382,766	636,068,266
Dilutive effect of share-based awards	8,034,046	7,417,881	17,088,851

Weighted-average diluted shares outstanding	626,366,798	628,800,647	653,157,117

Basic earnings per share:
Earnings before cumulative effect of accounting change	$1.62	$1.36	$1.51
Cumulative effect of accounting change	—	0.02	—

Net earnings	$1.62	$1.38	$1.51

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$1.60	$1.35	$1.47
Cumulative effect of accounting change	—	0.01	—

Net earnings	$1.60	$1.36	$1.47

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 21,900,000, 28,500,000 and 68,000 for fiscal 2007, 2006 and 2005, respectively.
     Dividends declared were $456,438,000, $408,264,000 and $368,792,000 in fiscal 2007, 2006 and 2005, respectively. Included in dividends declared for each year were dividends declared but not yet paid year-end of approximately $116,000,000, $105,000,000 and $95,000,000 in fiscal 2007, 2006 and 2005, respectively.
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
12. COMPREHENSIVE INCOME
     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $1,030,025,000, $953,620,000 and $930,140,000 in fiscal 2007, 2006 and 2005, respectively.
     A summary of the components of other comprehensive income (loss) and the related tax effects for each of the years presented is as follows:

	2007
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
Minimum pension liability adjustment	$5,633,000	$2,164,000	$3,469,000
Foreign currency translation adjustment	25,052,000	—	25,052,000
Amortization of cash flow hedge	694,000	266,000	428,000

Other comprehensive income	$31,379,000	$2,430,000	$28,949,000

	2006
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
Minimum pension liability adjustment	$70,097,000	$26,917,000	$43,180,000
Foreign currency translation adjustment	47,718,000	—	47,718,000
Change in fair value of interest rate swap	11,388,000	4,324,000	7,064,000
Amortization of cash flow hedge	540,000	207,000	333,000

Other comprehensive income	$129,743,000	$31,448,000	$98,295,000

	2005
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
Minimum pension liability adjustment	$(54,414,000)	$(20,861,000)	$(33,553,000)
Foreign currency translation adjustment	22,357,000	—	22,357,000
Change in fair value of interest rate swap	(32,584,000)	(12,463,000)	(20,121,000)

Other comprehensive loss	$(64,641,000)	$(33,324,000)	$(31,317,000)

     The following table provides a summary of the changes in accumulated other comprehensive income (loss) for the years presented:

	Pension and Other
	Postretirement	Foreign Currency
	Benefit Plans	Translation	Interest Rate Swap	Total
Balance as of July 3, 2004	$(20,733,000)	$38,373,000	$—	$17,640,000
Minimum pension liability adjustment	(33,553,000)	—	—	(33,553,000)
Foreign currency translation adjustment	—	22,357,000	—	22,357,000
Change in fair value of interest rate swap	—	—	(20,121,000)	(20,121,000)

Balance as of July 2, 2005	(54,286,000)	60,730,000	(20,121,000)	(13,677,000)
Minimum pension liability adjustment	43,180,000	—	—	43,180,000
Foreign currency translation adjustment	—	47,718,000	—	47,718,000
Change in fair value of interest rate swap	—	—	7,064,000	7,064,000
Amortization of cash flow hedge	—	—	333,000	333,000

Balance as of July 1, 2006	(11,106,000)	108,448,000	(12,724,000)	84,618,000
Minimum pension liability adjustment	3,469,000	—	—	3,469,000
Foreign currency translation adjustment	—	25,052,000	—	25,052,000
Amortization of cash flow hedge	—	—	428,000	428,000
Impact of adoption of SFAS 158	(117,628,000)	—	—	(117,628,000)

Balance as of June 30, 2007	$(125,265,000)	$133,500,000	$(12,296,000)	$(4,061,000)

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
     Prior to the adoption of SFAS 123(R), the company presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the consolidated cash flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $6,569,000 excess tax benefit classified as a financing cash inflow for fiscal 2006 would have been classified as an operating cash inflow if the company had not adopted SFAS 123(R).
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

Vesting requirements for awards under this plan will vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under this plan will be no greater than seven years. As of June 30, 2007, there were 12,523,950 remaining shares authorized and available for grant under the 2004 Stock Option Plan.
     SYSCO has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 30, 2007. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2004 Stock Option Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.
     SYSCO’s 2005 Non-Employee Directors Stock Plan was adopted in fiscal 2006 and reserves 550,000 shares of common stock for grants to non-employee directors in the form of options, stock grants, restricted stock units and dividend equivalents. In addition, options and unvested common shares also remained outstanding as of June 30, 2007 under previous non-employee director stock plans. No further grants will be made under these previous plans, as all future grants to non-employee directors will be made through the 2005 Non-Employee Directors Stock Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years. As of June 30, 2007, there were 389,872 remaining shares authorized and available for grant under the 2005 Non-Employee Directors Stock Plan.
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
     In addition, certain of SYSCO’s options provide that the options continue to vest as if the optionee continued to be an employee if the optionee meets certain age and years of service thresholds upon retirement. In these cases, for awards granted through July 2, 2005, SYSCO will recognize the compensation cost for such awards over the service period and accelerate any remaining unrecognized compensation cost when the employee retires. Due to the adoption of SFAS 123(R), for awards granted subsequent to July 2, 2005, SYSCO will recognize compensation cost for such awards over the period from the grant date to the date the employee first becomes eligible to retire with the options continuing to vest after retirement. If SYSCO had recognized compensation cost for such awards over the period from the grant date to the date the employee first became eligible to retire with the options continuing to vest after retirement for all periods presented, recognized compensation cost would have been $11,698,000 and $23,907,000 lower for fiscal 2007 and 2006, respectively. There would be no impact to recognized compensation cost for fiscal 2005, as the company was accounting for stock compensation under APB 25, under which no compensation expense was recognized for stock option grants.
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

	2007	2006	2005
Dividend yield	2.20%	1.40%	1.45%
Expected volatility	21%	23%	22%
Risk-free interest rate	4.7%	3.9%	3.4%
Expected life	5 years	5 years	5 years

     The following summary presents information regarding outstanding options as of June 30, 2007 and changes during the fiscal year then ended with regard to options under all stock option plans:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual Term	Intrinsic
	Option	Price Per Share	(in years)	Value
Outstanding as of July 1, 2006	65,516,669	$28.60
Granted	6,539,200	31.70
Exercised	(7,595,620)	24.45
Forfeited	(774,282)	31.82
Expired	(249,308)	28.87

Outstanding as of June 30, 2007	63,436,659	$29.38	4.83	$229,847,000

Vested or expected to vest as of June 30, 2007	61,688,263	$29.30	4.82	$228,224,000

Exercisable as of June 30, 2007	45,154,040	$28.35	4.62	$209,525,000

     The total number of employee options granted was 6,504,200, 4,826,500 and 8,515,000 in fiscal years 2007, 2006 and 2005, respectively. During fiscal 2007, 594,000 options were granted to 9 executive officers and 5,910,200 options were granted to approximately 1,600 other key employees. During fiscal 2006, 876,000 options were granted to 17 executive officers and 3,950,500 options were granted to approximately 1,200 other key employees. During fiscal 2005, 2,763,000 options were granted to approximately 2,700 non-executive employees based on tenure, 557,000 options were granted to 18 executive officers and 5,195,000 options were granted to approximately 1,700 other key employees.
     The weighted average grant-date fair value of options granted in fiscal 2007, 2006 and 2005 were $6.85, $7.83 and $7.12, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005, was $73,124,000, $48,928,000 and $81,220,000, respectively.
Employees’ Stock Purchase Plan
     SYSCO has an Employees’ Stock Purchase Plan that permits employees to invest in SYSCO common stock by means of periodic payroll deductions at 85% of the closing price on the last business day of each calendar quarter. The total number of shares which may be sold pursuant to the plan may not exceed 68,000,000 shares, of which 3,186,098 remained available as of June 30, 2007.
     During fiscal 2007, 1,708,250 shares of SYSCO common stock were purchased by the participants as compared to 1,840,764 shares purchased in fiscal 2006 and 1,712,244 shares purchased in fiscal 2005. In July 2007, 433,498 shares were purchased by participants.
     The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $5.02, $4.88 and $5.19 per share during fiscal 2007, 2006 and 2005, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.
Management Incentive Compensation
     SYSCO’s Management Incentive Plan compensates key management personnel for specific performance achievements. The bonuses earned and expensed under this plan are paid in the following fiscal year in both cash and stock or deferred for payment in future years at the election of each participant. The stock awards under this plan immediately vest upon issuance; however, participants are restricted from selling, transferring, giving or otherwise conveying the shares for a period of two years from the date of issuance of such shares. The fair value of the stock issued under the Management Incentive Plan is based on the stock price less a 12% discount for post-vesting restrictions. The discount for post-vesting restrictions is estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period.
     A total of 323,822 shares, 617,637 shares and 1,001,624 shares at a fair value of $30.56, $36.25 and $34.80 were issued pursuant to this plan in fiscal 2007, 2006 and 2005, respectively, for bonuses earned in the preceding fiscal years. As of June 30, 2007, there were 2,800,000 remaining shares that may be issued under the Management Incentive Plan. In August 2007, 588,143 shares were issued in payment of the stock portion of the bonuses earned in fiscal 2007.
Non-Employee Director Stock Grants
     Each newly elected director is granted a one-time retainer award of 6,000 shares of SYSCO common stock under the 2005 Non-Employee Directors Stock Plan. These shares vest one-third every year over a three-year period. In fiscal 2007, 12,000 shares in the aggregate of restricted stock were granted to two non-employee directors as one-time retainer awards under the 2005 Non-Employee Directors Stock Plan. There were no one-time retainer awards issued in fiscal 2006.
     In addition, there are one-time retainer awards outstanding under the Non-Employee Directors Stock Plan, which was replaced by the 2005 Non-Employee Directors Stock Plan. In fiscal 2005, 4,000 shares of restricted stock were granted to one non-employee director as a one-time retainer award under the Non-Employee Directors Stock Plan. This fiscal 2005 award and the other remaining outstanding unvested awards under this plan vest over a six-year period if certain earnings goals are met.
     The 2005 Non-Employee Directors Stock Plan provides for the issuance of restricted stock to current non-employee directors. During fiscal 2007 and 2006, 30,000 and 27,000 shares, respectively, of restricted stock were granted to non-employee directors. These shares will vest ratably over a three-year period.
     The total amount of unvested shares related to the one-time retainer awards and other restricted stock awards as of June 30, 2007 was not significant.
     Non-employee directors may also elect to receive up to 50% of their annual directors’ fees in SYSCO common stock. As a result of such elections, a total of 11,721, 12,907 and 11,836 shares with a weighted-average grant date fair value of $33.80, $33.63 and $35.38 per share were issued in fiscal 2007, 2006 and 2005, respectively.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $97,985,000, $126,837,000 and $19,749,000 for fiscal 2007, 2006 and 2005, respectively, and is included within operating expenses in the consolidated results of operations. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $21,549,000, $15,607,000 and $8,597,000 for fiscal 2007, 2006 and 2005, respectively.
     As of June 30, 2007, there was $82,175,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.68 years.
     Cash received from option exercises was $172,734,000, $93,337,000 and $124,701,000 during fiscal 2007, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $22,575,000, $12,507,000 and $20,887,000 during fiscal 2007, 2006 and 2005, respectively.
Pro Forma Net Earnings
     The following table provides pro forma net earnings and earnings per share had SYSCO applied the fair value method of SFAS 123 for fiscal 2005:

2005
Net earnings:
Reported net earnings	$961,457,000
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects(1)	11,152,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(98,815,000)

Pro forma net earnings	$873,794,000

Basic earnings per share:
Reported basic earnings per share	$1.51
Pro forma basic earnings per share	1.37
Diluted earnings per share:
Reported diluted earnings per share	$1.47
Pro forma diluted earnings per share	1.36

(1)	Amounts represent the after-tax compensation costs for stock grants.
     The pro forma presentation includes only options granted after 1995.
14. INCOME TAXES
     The income tax provision for each fiscal year consists of the following:

	2007	2006	2005
United States federal income taxes	$539,997,000	$486,642,000	$485,499,000
State, local and foreign income taxes	80,142,000	62,264,000	78,480,000

Total	$620,139,000	$548,906,000	$563,979,000

     Included in the income taxes charged to earnings are net deferred tax provisions of $566,334,000, $533,108,000, and $554,850,000 in fiscal 2007, 2006 and 2005, respectively. The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition to the deferred tax provision, changes in the deferred tax liability balances in fiscal 2007, 2006 and 2005 were also impacted by the reclassification of deferred supply chain distributions from current deferred tax liabilities to accrued income taxes based on the timing of when payments related to these items become payable. These reclassifications were $536,492,000 and $497,830,000 in fiscal 2007 and 2006, respectively. Deferred supply chain distributions are classified as current or deferred tax liabilities based on when the related income tax payments will become payable. The net cash flow impact of supply chain distribution deferrals in fiscal 2007 was incrementally positive when compared to what would have been paid on an annual basis without the deferral, due to increased volume through the Baugh Supply Chain Cooperative (BSCC).
     Significant components of SYSCO’s deferred tax assets and liabilities are as follows:

	June 30, 2007	July 1, 2006
Deferred tax liabilities:
Deferred supply chain distributions	$988,341,000	$924,902,000
Excess tax depreciation and basis differences of assets	360,271,000	383,636,000
Pension	—	58,406,000
Other	8,529,000	7,987,000

Total deferred tax liabilities	1,357,141,000	1,374,931,000

Deferred tax assets:
Net operating tax loss carryforwards	101,180,000	112,593,000
Pension	35,132,000	—
Deferred compensation	49,850,000	45,878,000
Casualty insurance	37,385,000	35,254,000
Receivables	26,430,000	25,208,000
Inventory	25,357,000	22,549,000
Other	37,198,000	37,251,000

Total deferred tax assets	312,532,000	278,733,000

Valuation allowances	70,935,000	80,851,000

Total net deferred tax liabilities	$1,115,544,000	$1,177,049,000

     Impacting the amount of taxes paid in each year is the amount of deductible pension contributions made in each year. Pension contributions were substantially lower in fiscal 2007 and 2006 as compared to fiscal 2005. The company expects that its pension contributions in fiscal 2008 will be at a comparable level with fiscal 2007 and 2006.
     The company had state and Canadian net operating tax losses as of June 30, 2007 and July 1, 2006, respectively. The net operating tax losses outstanding as of June 30, 2007 expire in fiscal years 2008 through 2027. A valuation allowance of $70,935,000 and $80,851,000 was recorded as of June 30, 2007 and July 1, 2006, respectively, as management believes that it is more likely than not that a portion of the benefits of these state and Canadian tax loss carryforwards will not be realized.
     Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2007	2006	2005
United States statutory federal income tax rate	35.00%	35.00%	35.00%
State, local and foreign income taxes, net of federal income tax benefit	2.15	2.17	2.74
Impact of share-based compensation	0.93	2.09	—
Other	0.17	0.09	(0.77)

	38.25%	39.35%	36.97%

     The effective tax rate for fiscal 2007 decreased as compared to fiscal 2006 primarily due to lower share-based compensation expense in fiscal 2007 and increased gains recorded related to the cash surrender value of corporate-owned life insurance policies. SYSCO recorded a tax benefit of $21,549,000 or 22.0% of the $97,985,000 in share-based compensation expense recorded in fiscal 2007. SYSCO recorded a tax benefit of $15,607,000 or 12.3% of the $126,837,000 in share-based compensation expense recorded in fiscal 2006.
     The effective tax rate for fiscal 2006 increased as compared to fiscal 2005 primarily as a result of the adoption of SFAS 123(R). As discussed above, SYSCO recorded a tax benefit of $15,607,000 or 12.3% of the $126,837,000 in share-based compensation expense recorded in fiscal 2006. SYSCO recorded a tax benefit of $8,597,000 or 43.5% of the $19,749,000 in share-based compensation expense recorded in fiscal 2005. In addition, the comparison of the effective rate for fiscal 2006 with fiscal 2005 is affected by the adjustments to fiscal 2005 income tax expense. The income tax provision in fiscal 2005 included a tax benefit of $19,500,000 primarily related to the reversal of a tax contingency accrual and to the reversal of valuation allowances previously recorded on certain state net operating loss carryforwards.
     SYSCO’s option grants include options that qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options is the primary reason for the company’s increased effective tax rate in fiscal 2006 and may cause variability in the company’s effective tax rate in future periods. In the period the compensation cost related to incentive stock options is recorded, a corresponding tax benefit is not recorded as it is assumed that the company will not receive a tax deduction related to such incentive stock options. The company may be eligible for tax deductions in subsequent periods to the extent that there is a disqualifying disposition of the incentive stock option. In such cases, the company would record a tax benefit related to the tax deduction in an amount not to exceed the corresponding cumulative compensation cost recorded in the financial statements on the particular options multiplied by the statutory tax rate.
     In evaluating the exposures connected with the various tax filing positions, the company establishes an accrual when, despite management’s belief that the company’s tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted. Beginning in fiscal 2008, we will adopt FIN 48 which will change the accounting for tax positions. (See discussion under Note 3, New Accounting Standards).
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
     During fiscal 2007, the company’s 2003 and 2004 federal income tax returns were audited by the Internal Revenue Service (IRS) and the company made payment to the IRS for agreed upon adjustments and is in the process of appealing remaining adjustments. The IRS will audit the company’s 2005 and 2006 federal income tax returns. The company has accrued approximately $10,000,000 for its best estimate of the additional liability related to certain positions that have been challenged by the IRS as to which the company believes it is probable that it will not prevail. Included in the final summary of proposed adjustments from the IRS from the 2003 and 2004 audit were, among other items, a current assessment of taxes for which the company has recorded a deferred tax liability related to SYSCO’s affiliate, BSCC, plus related interest. The company has reviewed the merits of the issues raised by the IRS. The company has not recorded a liability for the interest portion of the assessment proposed by the IRS related to BSCC, nor has it accrued tax or interest related to other disputed assessments, as the company does not believe the loss is probable, as defined by SFAS No. 5, “Accounting for Contingencies”. See further discussion related to BSCC in Note 16, Commitments and Contingencies, under the caption “BSCC Cooperative Structure”.
15. ACQUISITIONS
     During fiscal 2007, SYSCO acquired for cash one broadline foodservice operation. During fiscal 2006, SYSCO acquired for cash one broadline foodservice operation, one custom meat-cutting operation and five specialty produce distributors. During fiscal 2005, SYSCO acquired for cash one broadline foodservice operation, four custom meat-cutting operations, and two specialty produce distributors.
     During fiscal 2007, in the aggregate, the company paid cash of $59,322,000 for acquisitions during fiscal 2007 and for contingent consideration related to operations acquired in previous fiscal years. In addition, escrowed funds in the amount of $2,500,000 related to certain acquisitions were released to sellers of previously acquired businesses during fiscal 2007.
     Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 30, 2007 included $113,303,000 in cash, which, if distributed, could result in the recording of additional goodwill. Such amounts are to be paid out over periods of up to four years from the date of acquisition if the contingent criteria are met.

16. COMMITMENTS AND CONTINGENCIES
     SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.
Product Liability Claim
     In July, 2007, SYSCO was found contractually liable in arbitration proceedings related to a product liability claim from one of its former customers. As of June 30, 2007, the company has recorded $50,296,000 on its consolidated balance sheet within accrued expenses related to the accrual of this loss. Also as of June 30, 2007, a corresponding receivable of $48,296,000 is included in the consolidated balance sheet within prepaid expenses and other current assets, which represents the estimate of the loss less the $2,000,000 deductible on SYSCO’s insurance policy. The company has hold harmless agreements with the product suppliers and is named as an additional insured party under the suppliers’ policies with their insurers. Further, SYSCO maintains its own product liability insurance with coverage related to this claim. The company believes it is probable that it will be able to recover the recorded loss from one or more of these sources.
Multi-Employer Pension Plans
     SYSCO contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 11% of SYSCO’s current employees are participants in such multi-employer plans. In fiscal 2007, total contributions to these plans were approximately $37,296,000.
     SYSCO does not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other contributing employers to the plan. Based upon the information available from plan administrators, management believes that some of these multi-employer plans are under-funded due partially to a decline in the value of the assets supporting these plans, a reduction in the number of actively participating members for whom employer contributions are required, and the level of benefits provided by the plans. In addition, the Pension Protection Act, enacted in August 2006, will require under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding, perhaps beginning as soon as calendar 2008. As a result, SYSCO’s required contributions to these plans may increase in the future.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, SYSCO’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any under-funded multi-employer defined benefit plan would require SYSCO to make payments to the plan for SYSCO’s proportionate share of the multi-employer plan’s unfunded vested liabilities. SYSCO does not believe that it is probable that there will be a mass withdrawal of employers from the plans or that any of the plans will terminate in the near future. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.
     Based on the information available from plan administrators, SYSCO estimates that its share of withdrawal liability on all the multi-employer plans it participates in could be as much as $120,000,000.
BSCC Cooperative Structure
     SYSCO’s affiliate, BSCC, is a cooperative taxed under subchapter T of the United States Internal Revenue Code. SYSCO believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, SYSCO could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods in that event, would be liable for interest on such amounts. As of June 30, 2007, SYSCO has recorded deferred income tax liabilities of $988,000,000 related to the BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but the payment had been deferred as of June 30, 2007. In addition, if the IRS or any other taxing authority determines that all amounts since the inception of BSCC were inappropriately deferred or that BSCC should have been a taxable entity, SYSCO estimates that in addition to making a current payment for amounts previously deferred, as discussed above, the company may have additional liability, representing interest that would be payable on the cumulative deferred balances ranging from $185,000,000 to $205,000,000, prior to federal and state income tax benefit, as of June 30, 2007. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. During the third quarter of fiscal 2007, the IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, the IRS proposed adjustments related to the taxability of BSCC. The company is vigorously protesting these adjustments. The company has reviewed the merits of the issues raised by the IRS and based upon such review, SYSCO believes that the resulting interest is not a probable liability and accordingly, has not recorded any related amount in any period.

Fuel Commitments
     From time to time, SYSCO may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of June 30, 2007, outstanding forward diesel fuel purchase commitments total approximately $44,500,000 at a fixed price through the end of calendar year 2007.
Other Commitments
     SYSCO has committed with a third party service provider to provide hardware and hardware hosting services. The services are to be provided over a ten year period beginning in fiscal 2005 and ending in fiscal 2015. The total cost of the services over that period is expected to be approximately $450,000,000. This amount may be reduced by SYSCO utilizing less than estimated resources and can be increased by SYSCO utilizing more than estimated resources and the adjustments for inflation provided for in the agreements. SYSCO may also cancel a portion or all of the services provided subject to termination fees which decrease over time. Although it does not expect to, if SYSCO were to terminate all of the services in fiscal 2008, the estimated termination fee incurred in fiscal 2008 would be approximately $13,400,000. SYSCO believes that these agreements will provide a more secure and reliable environment for its data processing as well as reduce overall operating costs over the ten year period.
17. BUSINESS SEGMENT INFORMATION
     The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. “Other” financial information is attributable to the company’s other segments, including the company’s specialty produce, custom-cut meat and lodging industry products segments and a company that distributes to internationally located chain restaurants.
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

     The following table sets forth the financial information for SYSCO’s business segments:

	Fiscal Year
	2007	2006	2005
	(in thousands)
Sales:
Broadline	$27,560,375	$25,758,645	$24,337,965
SYGMA	4,380,955	4,131,666	3,747,349
Other	3,571,213	3,139,278	2,538,007
Intersegment sales	(470,468)	(401,151)	(341,407)

Total	$35,042,075	$32,628,438	$30,281,914

Earnings before income taxes and cumulative effect of accounting change:
Broadline	$1,692,952	$1,545,417	$1,515,686
SYGMA	10,393	(660)	11,028
Other	127,741	119,222	93,474

Total segments	1,831,086	1,663,979	1,620,188
Unallocated corporate expenses	(209,871)	(269,033)	(94,752)

Total	$1,621,215	$1,394,946	$1,525,436

Depreciation and amortization:
Broadline	$249,083	$237,437	$238,098
SYGMA	29,740	26,667	20,614
Other	30,694	26,456	20,488

Total segments	309,517	290,560	279,200
Corporate	53,042	54,502	37,543

Total	$362,559	$345,062	$316,743

Capital expenditures:
Broadline	$404,728	$335,437	$271,114
SYGMA	41,596	62,917	51,403
Other	56,037	55,650	24,060

Total segments	502,361	454,004	346,577
Corporate	100,881	59,930	43,449

Total	$603,242	$513,934	$390,026

Assets:
Broadline	$5,573,079	$5,248,223	$4,889,316
SYGMA	385,470	359,116	277,922
Other	929,573	832,223	656,215

Total segments	6,888,122	6,439,562	5,823,453
Corporate	2,630,809	2,552,463	2,444,449

Total	$9,518,931	$8,992,025	$8,267,902

     The company does not allocate share-based compensation related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors. The decrease in unallocated corporate expenses in fiscal 2007 over fiscal 2006 is primarily attributable to reduced share-based compensation expense and increased gains recorded related to the cash surrender value of corporate-owned life insurance policies. The increase in unallocated corporate expenses in fiscal 2006 over fiscal 2005 is primarily attributable to increased share-based compensation expense due to the adoption of SFAS 123(R). See further discussion of Share-Based Compensation in Note 13.
     The sales mix for the principal product categories for each fiscal year is as follows:

	2007	2006	2005
	(In thousands)
Fresh and frozen meats	$6,548,127	$6,153,468	$5,732,834
Canned and dry products	6,161,946	5,849,082	5,417,418
Frozen fruits, vegetables, bakery and other	4,691,114	4,405,908	4,104,170
Poultry	3,585,462	3,283,174	3,222,927
Dairy products	3,245,488	3,014,104	2,878,904
Fresh produce	3,118,122	2,769,805	2,459,295
Paper and disposables	2,825,505	2,595,358	2,353,104
Seafood	1,840,149	1,751,062	1,591,022
Beverage products	1,200,263	1,078,030	962,039
Janitorial products	857,339	740,601	670,105
Equipment and smallwares	763,179	782,523	681,653
Medical supplies	205,381	205,323	208,443

Total	$35,042,075	$32,628,438	$30,281,914

     Information concerning geographic areas is as follows:

	Fiscal Year
	2007	2006	2005
	(In thousands)
Sales:(1)
United States	$32,142,364	$29,866,956	$27,850,921
Canada	2,899,711	2,761,482	2,430,993

Total	$35,042,075	$32,628,438	$30,281,914

Long-lived assets:(2)
United States	$2,532,308	$2,328,609	$2,156,588
Canada	188,925	136,291	111,713

Total	$2,721,233	$2,464,900	$2,268,301

(1)	Represents sales from external customers from businesses operating in these countries.

(2)	Long-lived assets represents net property, plant and equipment reported in the country in which they are held.
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

	Condensed Consolidating Balance Sheet
	June 30, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$244,441	$—	$4,431,105	$—	$4,675,546
Investment in subsidiaries	12,675,360	349,367	126,364	(13,151,091)	—
Plant and equipment, net	170,288	—	2,550,945	—	2,721,233
Other assets	654,287	—	1,467,865	—	2,122,152

Total assets	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

Current liabilities	$371,149	$1,034	$3,042,906	$—	$3,415,089
Intercompany payables (receivables)	8,251,239	44,757	(8,295,996)	—	—
Long-term debt	1,471,428	243,786	43,013	—	1,758,227
Other liabilities	505,660	—	561,555	—	1,067,215
Shareholders’ equity	3,144,900	59,790	13,224,801	(13,151,091)	3,278,400

Total liabilities and shareholders’ equity	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

	Condensed Consolidating Balance Sheet
	July 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$162,177	$35	$4,237,482	$—	$4,399,694
Investment in subsidiaries	11,282,232	317,812	125,433	(11,725,477)	—
Plant and equipment, net	174,020	—	2,290,880	—	2,464,900
Other assets	711,056	—	1,416,375	—	2,127,431

Total assets	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

Current liabilities	$331,417	$1,022	$2,893,964	$—	$3,226,403
Intercompany payables (receivables)	7,207,923	38,308	(7,246,231)	—	—
Long-term debt	1,358,452	224,247	44,428	—	1,627,127
Other liabilities	487,858	—	598,353	—	1,086,211
Shareholders’ equity	2,943,835	54,270	11,779,656	(11,725,477)	3,052,284

Total liabilities and shareholders’ equity	$12,329,485	$317,847	$8,070,170	$(11,725,477)	$8,992,025

	Condensed Consolidating Results of Operations
	Year Ended June 30, 2007
		SYSCO	Other Non-Guarantor
	SYSCO	International	Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$35,042,075	$—	$35,042,075
Cost of sales	—	—	28,284,603	—	28,284,603
Operating expenses	213,915	127	4,834,948	—	5,048,990
Interest expense (income)	410,190	11,813	(317,001)	—	105,002
Other, net	(8,984)	—	(8,751)	—	(17,735)

Total costs and expenses	615,121	11,940	32,793,799	—	33,420,860

Earnings (losses) before income taxes and cumulative effect of accounting change	(615,121)	(11,940)	2,248,276	—	1,621,215
Income tax (benefit) provision	(235,260)	(4,567)	859,966	—	620,139
Equity in earnings of subsidiaries	1,380,937	18,075	—	(1,399,012)	—

Net earnings	$1,001,076	$10,702	$1,388,310	$(1,399,012)	$1,001,076

	Condensed Consolidating Results of Operations
	Year Ended July 1, 2006
		SYSCO	Other Non-Guarantor
	SYSCO	International	Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$32,628,438	$—	$32,628,438
Cost of sales	—	—	26,337,107	—	26,337,107
Operating expenses	256,351	130	4,539,820	—	4,796,301
Interest expense (income)	374,838	11,108	(276,846)	—	109,100
Other, net	(2,919)	—	(6,097)	—	(9,016)

Total costs and expenses	628,270	11,238	30,593,984	—	31,233,492

Earnings (losses) before income taxes and cumulative effect of accounting change	(628,270)	(11,238)	2,034,454	—	1,394,946
Income tax (benefit) provision	(181,070)	(4,055)	734,031	—	548,906
Equity in earnings of subsidiaries	1,293,240	6,063	—	(1,299,303)	—

Net earnings before cumulative effect of accounting change	846,040	(1,120)	1,300,423	(1,299,303)	846,040
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings (loss)	$855,325	$(1,120)	$1,300,423	$(1,299,303)	$855,325

	Condensed Consolidating Results of Operations
	Year Ended July 2, 2005
		SYSCO	Other Non-Guarantor
	SYSCO	International	Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$30,281,914	$—	$30,281,914
Cost of sales	—	—	24,498,200	—	24,498,200
Operating expenses	100,595	115	4,093,474	—	4,194,184
Interest expense (income)	312,901	11,510	(249,411)	—	75,000
Other, net	(747)	—	(10,159)	—	(10,906)

Total costs and expenses	412,749	11,625	28,332,104	—	28,756,478

Earnings (loss) before income taxes	(412,749)	(11,625)	1,949,810	—	1,525,436
Income tax (benefit) provision	(157,876)	(4,447)	726,302	—	563,979
Equity in earnings of subsidiaries	1,216,330	6,500	—	(1,222,830)	—

Net earnings (loss)	$961,457	$(678)	$1,223,508	$(1,222,830)	$961,457

	Condensed Consolidating Cash Flows
	Year Ended June 30, 2007
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(238,228)	$(7,326)	$1,648,476	$1,402,922
Investing activities	(28,970)	—	(619,741)	(648,711)
Financing activities	(764,350)	19,540	(3,440)	(748,250)
Exchange rate on cash	—	—	14	14
Intercompany activity	1,036,150	(12,214)	(1,023,936)	—

Net increase in cash	4,602	—	1,373	5,975
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$135,877	$—	$71,995	$207,872

	Condensed Consolidating Cash Flows
	Year Ended July 1, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(285,446)	$(7,496)	$1,417,621	$1,124,679
Investing activities	(71,851)	—	(537,667)	(609,518)
Financing activities	(490,457)	(8,311)	(5,849)	(504,617)
Exchange rate on cash	—	—	(325)	(325)
Intercompany activity	853,281	15,807	(869,088)	—

Net increase in cash	5,527	—	4,692	10,219
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$131,275	$—	$70,622	$201,897

	Condensed Consolidating Cash Flows
	Year Ended July 2, 2005
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(222,380)	$(6,958)	$1,420,546	$1,191,208
Investing activities	35,887	—	(448,375)	(412,488)
Financing activities	(739,429)	(40,772)	(4,389)	(784,590)
Exchange rate on cash	—	—	(2,158)	(2,158)
Intercompany activity	964,163	47,730	(1,011,893)	—

Net increase (decrease) in cash	38,241	—	(46,269)	(8,028)
Cash at the beginning of the period	87,507	—	112,199	199,706

Cash at the end of the period	$125,748	$—	$65,930	$191,678

19. QUARTERLY RESULTS (UNAUDITED)
     Financial information for each quarter in the years ended June 30, 2007 and July 1, 2006 is set forth below:

	Fiscal 2007 Quarter Ended
	September 30	December 30	March 31	June 30	Fiscal Year
	(In thousands except for share data)
Sales	$8,672,072	$8,568,748	$8,572,961	$9,228,294	$35,042,075
Cost of sales	7,002,856	6,915,259	6,938,867	7,427,621	28,284,603
Operating expenses	1,276,882	1,230,967	1,249,951	1,291,190	5,048,990
Interest expense	25,766	28,006	25,700	25,530	105,002
Other, net	(9,038)	(3,375)	(2,536)	(2,786)	(17,735)

Total costs and expenses	8,296,466	8,170,857	8,211,982	8,741,555	33,420,860

Earnings before income taxes	375,606	397,891	360,979	486,739	1,621,215
Income taxes	145,458	151,353	139,980	183,348	620,139

Net earnings	$230,148	$246,538	$220,999	$303,391	$1,001,076

Per share:
Basic net earnings	$0.37	$0.40	$0.36	$0.49	$1.62
Diluted net earnings	0.37	0.39	0.35	0.49	1.60
Dividends declared	0.17	0.19	0.19	0.19	0.74
Market price — high/low	34-27	37-32	37-31	35-32	37-27

	Fiscal 2006 Quarter Ended
	October 1	December 31	April 1	July 1	Fiscal Year
	(In thousands except for share data)
Sales	$8,010,484	$7,971,061	$8,137,816	$8,509,077	$32,628,438
Cost of sales	6,480,793	6,434,753	6,602,102	6,819,459	26,337,107
Operating expenses	1,176,656	1,171,469	1,193,270	1,254,906	4,796,301
Interest expense	22,246	29,227	29,441	28,186	109,100
Other, net	(3,115)	(2,220)	(819)	(2,862)	(9,016)

Total costs and expenses	7,676,580	7,633,229	7,823,994	8,099,689	31,233,492

Earnings before income taxes and cumulative effect of accounting change	333,904	337,832	313,822	409,388	1,394,946
Income taxes	134,694	133,650	125,283	155,279	548,906

Earnings before cumulative effect of accounting change	199,210	204,182	188,539	254,109	846,040
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings	$208,495	$204,182	$188,539	$254,109	$855,325

Per share:
Basic earnings before accounting change	$0.32	$0.33	$0.30	$0.41	$1.36
Diluted earnings before accounting change	0.31	0.33	0.30	0.41	1.35
Basic net earnings	0.33	0.33	0.30	0.41	1.38
Diluted net earnings	0.33	0.33	0.30	0.41	1.36
Dividends declared	0.15	0.17	0.17	0.17	0.66
Market price — high/low	37-31	34-30	33-29	32-29	37-29

Percentage increases— 2007 vs. 2006:
Sales	8%	7%	5%	8%	7%
Earnings before income taxes and cumulative effect of accounting change	12	18	15	19	16
Earnings before cumulative effect of accounting change	16	21	17	19	18
Net earnings	10	21	17	19	17
Basic earnings before accounting change per share	16	21	20	20	19
Diluted earnings before accounting change per share	19	18	17	20	19
Basic net earnings per share	12	21	20	20	17
Diluted net earnings per share	12	18	17	20	18
     Financial results are impacted by accounting changes and the adoption of various accounting standards. See Note 2, Changes in Accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     SYSCO’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, SYSCO’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     In May 2007, we restated our unaudited interim consolidated financial statements for the quarterly periods ended September 30, 2006 and December 30, 2006, as contained in SYSCO’s Reports on Form 10-Q filed on November 9, 2006 and February 8, 2007, respectively, due to an error in SYSCO’s application of FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors”. Prior to the filing of these amended reports and in connection with the evaluation performed as of June 30, 2007, SYSCO’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, reconsidered their conclusions regarding the effectiveness of disclosure controls and procedures for the quarterly periods ended September 30, 2006, December 30, 2006 and June 30, 2007 in light of, and giving due consideration to, the restatements and the reasons therefor, and concluded that SYSCO’s disclosure controls and procedures were effective as of those dates at the reasonable assurance level, despite the restatements.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item will be included in our proxy statement for the 2007 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Corporate Governance and Board of Directors Matters.”
Item 11. Executive Compensation
     The information required by this item will be included in our proxy statement for the 2007 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Director Compensation” and “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item will be included in our proxy statement for the 2007 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions
     The information required by this item will be included in our proxy statement for the 2007 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Certain Relationships and Related Transactions” and “Director Independence.”
Item 14. Principal Accountant Fees and Services
     The information required by this item will be included in our proxy statement for the 2007 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Public Accountants.”
PART IV
Item 15. Exhibits and Financial Statement Schedule
     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:
     1. All financial statements. See index to Consolidated Financial Statements on page 30 of this Form 10-K.
     2. Financial Statement Schedule. See page S-1 of this Form 10-K.
     All other financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8. Financial Statements and Supplementary Data.
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated May 11, 2007, incorporated by reference to Exhibit 3.5 to Form 8-K filed on May 15, 2007 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	—	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	—	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

4.5	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	—	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4.7	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as

Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1	—	Credit Agreement dated November 4, 2005 between Sysco Corporation, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).

10.2	—	Commitment Increase Agreement dated March 31, 2006 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated September 13, 2002, incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 6, 2006 (File No. 1-6544).

10.3	—	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.4	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.5	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.6†	—	Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.7†	—	First Amendment to the Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

10.8†	—	Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.9†	—	First Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 1, 2006 filed on May 11, 2006 (File No. 1-6544).

10.10†	—	Second Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

10.11†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.12†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.13†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.14†	—	Form of Stock Option Grant Agreement issued to executive officers on September 4, 1997 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(rr) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.15†	—	Form of Stock Option Grant Agreement issued to executive officers on September 3, 1998 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(ss) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.16†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 1999 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(tt) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.17†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on

September 16, 2004 (File No. 1-6544).

10.18†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).

10.19†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.20†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.21†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.22†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.23†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

10.24†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).

10.25†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 and September 7, 2006 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).

10.26†	—	2004 Long-Term Incentive Cash Plan dated September 3, 2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

10.27†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 3, 2004 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

10.28†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 8, 2005 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.29†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

10.30†	—	First Amendment to the 2004 Long-Term Cash Incentive Plan dated February 9, 2007, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007 (File No. 1-6544).

10.31†#	—	Second Amendment to the 2004 Long-Term Cash Incentive Plan dated May 11, 2007 changing the name to the 2004 Mid-Term Incentive Plan.

10.32†	—	2005 Management Incentive Plan, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).

10.33†#	—	First Amendment to 2005 Management Incentive Plan dated July 13, 2007.

10.34†	—	Form of Fiscal Year 2007 Bonus Award for the Chief Executive Officer, Chief Financial Officer, Executive Vice Presidents and Senior Vice Presidents under the 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.35†	—	Form of Fiscal Year 2007 Bonus Award for Senior Vice Presidents of Operations under the 2005 Management Incentive Plan, , incorporated by reference to Exhibit 10.45 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.36†#	—	Form of Fiscal Year 2008 Bonus Award for the Chief Executive Officer, President, Chief Financial Officer, Executive Vice Presidents and Senior Vice Presidents (excluding Senior Vice Presidents of Operations) under the 2005 Management Incentive Plan.

10.37†	—	Supplemental Performance Based Bonus Plan dated November 11, 2004, incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.38†	—	2006 Supplemental Performance Bonus plan dated June 9, 2006, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.39†	—	Form of Fiscal Year 2007 Chief Executive Officer Supplemental Bonus Agreement under the 2006 Supplemental Performance Based Bonus Plan, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.40†	—	Form of Fiscal Year 2007 Supplemental Bonus Agreement for Executive Vice Presidents, Senior Vice Presidents and Senior Vice Presidents of Operations under the 2006 Supplemental Performance Based Bonus Plan, incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.41†#	—	Form of Fiscal Year 2008 Chief Executive Officer Supplemental Bonus Agreement under the 2006 Supplemental Performance Based Bonus Plan.

10.42†#	—	Form of Fiscal Year 2008 Supplemental Bonus Agreement for President, Executive Vice Presidents, Senior Vice Presidents and Senior Vice Presidents of Operations under the 2006 Supplemental Performance Based Bonus Plan.

10.43†	—	Executive Severance Agreement dated July 6, 2004 between Sysco Corporation and Richard J. Schnieders, incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.44†	—	Form of Executive Severance Agreement between Sysco Corporation and each of John K. Stubblefield, Jr. (dated July 6, 2004), Kenneth F. Spitler (dated July 14, 2004) and Larry J. Accardi (dated August 18, 2004), incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.45†	—	Form of First Amendment dated September 3, 2004 to Executive Severance Agreement between Sysco Corporation and each of Richard J. Schnieders, John K Stubblefield, Jr., Kenneth F. Spitler and Larry J. Accardi, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.46†#	—	Transition and Early Retirement Agreement dated May 8, 2007 between SYSCO Corporation and Larry J. Accardi.

10.47†#	—	Letter agreement dated December 12, 2006 between Sysco Corporation and William J. DeLaney regarding certain relocation expenses.

10.48†#	—	Description of Compensation Arrangements with Named Executive Officers.

10.49†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.50†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.51†	—	Sysco Corporation Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the 1998 Proxy Statement (File No. 1-6544).

10.52†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10.53†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10.54†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.55†	—	2005 Non-Employee Directors Stock Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).

10.56†	—	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.57†	—	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.58†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.59†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.60†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.61†	—	2005 Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544) .

10.62†	—	Description of Compensation Arrangements with Non-Employee Directors, incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.63†	—	Form of Retainer Stock Award Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2006 (File No. 1-6544).

14.1	—	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to Form 8-K filed on July 19, 2007 (File No. 1-6544).

21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of August, 2007.

SYSCO CORPORATION
By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.
PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ RICHARD J. SCHNIEDERS Richard J. Schnieders	Chairman of the Board and Chief Executive Officer (principal executive officer)
/s/ WILLIAM J. DELANEY William J. DeLaney	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ G. MITCHELL ELMER G. Mitchell Elmer	Vice President, Controller and Chief Accounting Officer (principal accounting officer)
DIRECTORS:

/s/ JOHN M. CASSADAY John M. Cassaday	/s/ NANCY S. NEWCOMB Nancy S. Newcomb
/s/ JUDITH B. CRAVEN Judith B. Craven	/s/ RICHARD J. SCHNIEDERS Richard J. Schnieders
/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	/s/ PHYLLIS S. SEWELL Phyllis S. Sewell
/s/ JONATHAN GOLDEN Jonathan Golden	/s/ RICHARD G. TILGHMAN Richard G. Tilghman
/s/ JOSEPH A. HAFNER, JR. Joseph A. Hafner, Jr.	/s/ JACKIE M. WARD Jackie M. Ward
/s/ RICHARD G. MERRILL Richard G. Merrill

SYSCO CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Charged to	Charged to
		Beginning of	Costs and	Other Accounts	Deductions	Balance at
	Description	Period	Expenses	Describe(1)	Describe(2)	End of Period
For year ended July 2, 2005	Allowance for doubtful accounts	$34,175,000	$17,959,000	$(1,690,000)	$20,840,000	$29,604,000
	Self-insured liabilities	$100,882,000	$249,295,000	$—	$244,584,000	$105,593,000
For year ended July 1, 2006	Allowance for doubtful accounts	$29,604,000	$19,895,000	$729,000	$21,128,000	$29,100,000
	Self-insured liabilities	$105,593,000	$274,061,000	$—	$264,097,000	$115,557,000
For year ended June 30, 2007	Allowance for doubtful accounts	$29,100,000	$28,156,000	$595,000	$26,010,000	$31,841,000
	Self-insured liabilities	$115,557,000	$302,812,000	$—	$292,525,000	$125,844,000

(1)	Allowance for doubtful accounts: allowance accounts resulting from acquisitions and other adjustments.

(2)	Allowance for doubtful accounts: customer accounts written off, net of recoveries.

Self-insured liabilities: payments.

S-1

EXHIBIT INDEX
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated May 11, 2007, incorporated by reference to Exhibit 3.5 to Form 8-K filed on May 15, 2007 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	—	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	—	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

4.5	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	—	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4.7	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1	—	Credit Agreement dated November 4, 2005 between Sysco Corporation, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).

10.2	—	Commitment Increase Agreement dated March 31, 2006 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated September 13, 2002, incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 6, 2006 (File No. 1-6544).

10.3	—	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.4	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan

Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.5	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.6†	—	Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.7†	—	First Amendment to the Third Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

10.8†	—	Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.9†	—	First Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 1, 2006 filed on May 11, 2006 (File No. 1-6544).

10.10†	—	Second Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

10.11†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.12†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.13†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.14†	—	Form of Stock Option Grant Agreement issued to executive officers on August 31, 1995 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(pp) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.15†	—	Form of Stock Option Grant Agreement issued to executive officers on September 3, 1998 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(ss) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.16†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 1999 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(tt) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.17†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.18†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).

10.19†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.20†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.21†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.22†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.23†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

10.24†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).

10.25†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 and September 7, 2006 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).

10.26†	—	2004 Long-Term Incentive Cash Plan dated September 3, 2004, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

10.27†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 3, 2004 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10(b) to Form 8-K filed on September 10, 2004 (File No. 1-6544).

10.28†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 8, 2005 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.29†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

10.30†	—	First Amendment to the 2004 Long-Term Cash Incentive Plan dated February 9, 2007, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007 (File No. 1-6544).

10.31†#	—	Second Amendment to the 2004 Long-Term Cash Incentive Plan dated May 11, 2007 changing the name to the 2004 Mid-Term Incentive Plan.

10.32†	—	2005 Management Incentive Plan, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).

10.33†#	—	First Amendment to 2005 Management Incentive Plan dated July 13, 2007.

10.34†	—	Form of Fiscal Year 2007 Bonus Award for the Chief Executive Officer, Chief Financial Officer, Executive Vice Presidents and Senior Vice Presidents under the 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.35†	—	Form of Fiscal Year 2007 Bonus Award for Senior Vice Presidents of Operations under the 2005 Management Incentive Plan, , incorporated by reference to Exhibit 10.45 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.36†#	—	Form of Fiscal Year 2008 Bonus Award for the Chief Executive Officer, President, Chief Financial Officer, Executive Vice Presidents and Senior Vice Presidents (excluding Senior Vice Presidents of Operations) under the 2005 Management Incentive Plan.

10.37†	—	Supplemental Performance Based Bonus Plan dated November 11, 2004, incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.38†	—	2006 Supplemental Performance Bonus plan dated June 9, 2006, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.39†	—	Form of Fiscal Year 2007 Chief Executive Officer Supplemental Bonus Agreement under the 2006 Supplemental Performance Based Bonus Plan, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.40†	—	Form of Fiscal Year 2007 Supplemental Bonus Agreement for Executive Vice Presidents, Senior Vice Presidents and Senior Vice Presidents of Operations under the 2006 Supplemental Performance Based Bonus Plan, incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.41†#	—	Form of Fiscal Year 2008 Chief Executive Officer Supplemental Bonus Agreement under the 2006 Supplemental Performance Based Bonus Plan.

10.42†#	—	Form of Fiscal Year 2008 Supplemental Bonus Agreement for President, Executive Vice Presidents, Senior Vice Presidents and Senior Vice Presidents of Operations under the 2006 Supplemental Performance Based Bonus Plan.

10.43†	—	Executive Severance Agreement dated July 6, 2004 between Sysco Corporation and Richard J. Schnieders, incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.44†	—	Form of Executive Severance Agreement between Sysco Corporation and each of John K. Stubblefield, Jr. (dated July 6, 2004), Kenneth F. Spitler (dated July 14, 2004) and Larry J. Accardi (dated August 18, 2004), incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.45†	—	Form of First Amendment dated September 3, 2004 to Executive Severance Agreement between Sysco Corporation and each of Richard J. Schnieders, John K Stubblefield, Jr., Kenneth F. Spitler and Larry J. Accardi, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.46†#	—	Transition and Early Retirement Agreement dated May 8, 2007 between SYSCO Corporation and Larry J. Accardi.

10.47†#	—	Letter agreement dated December 12, 2006 between Sysco Corporation and William J. DeLaney regarding certain relocation expenses.

10.48†#	—	Description of Compensation Arrangements with Named Executive Officers.

10.49†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.50†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.51†	—	Sysco Corporation Non-Employee Directors Stock Plan, incorporated by reference to Appendix A of the 1998 Proxy Statement (File No. 1-6544).

10.52†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10.53†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10.54†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.55†	—	2005 Non-Employee Directors Stock Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).

10.56†	—	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.57†	—	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.58†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.59†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.60†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.61†	—	2005 Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544) .

10.62†	—	Description of Compensation Arrangements with Non-Employee Directors, incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.63†	—	Form of Retainer Stock Award Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2006 (File No. 1-6544).

14.1	—	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to Form 8-K filed on July 19, 2007 (File No. 1-6544).

21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith