Form 10-Q
period 2007-09-29
SYSCO CORP
filed 2007-11-08
CIK 96021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Yes ☐      No ☑
608,160,405 shares of common stock were outstanding as of October 27, 2007.

Page No.
Part I. Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29

Signatures	32
Form of Commitment Increase Agreement
Form of Extension Agreement
Third Amendment to Sixth Amended Supplemental Executive Retirement Plan
Form of Performance Unit Grant Agreement
Report from Ernst & Young LLP
Acknowledgement Letter from Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

	Sept. 29, 2007	June 30, 2007	Sept. 30, 2006
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash	$190,154	$207,872	$180,721
Accounts and notes receivable, less allowances of $42,953, $31,841 and $41,432	2,765,213	2,610,885	2,636,834
Inventories	1,865,355	1,714,187	1,715,608
Deferred taxes	91,444	—	87,292
Prepaid expenses and other current assets	117,661	123,284	74,735
Prepaid income taxes	—	19,318	—

Total current assets	5,029,827	4,675,546	4,695,190
Plant and equipment at cost, less depreciation	2,780,780	2,721,233	2,486,301
Other assets
Goodwill	1,394,814	1,355,313	1,329,782
Intangibles, less amortization	90,393	91,366	96,136
Restricted cash	99,755	101,929	111,673
Prepaid pension cost	389,720	352,390	400,049
Other assets	232,655	221,154	242,959

Total other assets	2,207,337	2,122,152	2,180,599

Total assets	$10,017,944	$9,518,931	$9,362,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2,700	$18,900	$6,000
Accounts payable	2,079,131	1,981,190	1,913,688
Accrued expenses	779,968	922,582	694,069
Accrued income taxes	509,370	—	480,775
Deferred taxes	—	488,849	—
Current maturities of long-term debt	3,576	3,568	106,933

Total current liabilities	3,374,745	3,415,089	3,201,465
Other liabilities
Long-term debt	1,969,804	1,758,227	1,738,858
Deferred taxes	734,169	626,695	861,776
Other long-term liabilities	641,771	440,520	372,149

Total other liabilities	3,345,744	2,825,442	2,972,783
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	655,609	637,154	555,409
Retained earnings	5,600,065	5,544,078	5,124,362
Accumulated other comprehensive income (loss)	61,218	(4,061)	84,171

	7,082,067	6,942,346	6,529,117

Less cost of treasury stock, 156,256,910, 153,334,523 and 146,144,059 shares	3,784,612	3,663,946	3,341,275

Total shareholders’ equity	3,297,455	3,278,400	3,187,842

Total liabilities and shareholders’ equity	$10,017,944	$9,518,931	$9,362,090

Note: The June 30, 2007 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands Except for Share and Per Share Data)

	13-Week Period Ended
	Sept. 29, 2007	Sept. 30, 2006
Sales	$9,405,844	$8,672,072
Cost of sales	7,614,702	7,002,856

Gross margin	1,791,142	1,669,216
Operating expenses	1,336,509	1,276,882

Operating income	454,633	392,334
Interest expense	26,371	25,766
Other income, net	(3,032)	(9,038)

Earnings before income taxes	431,294	375,606
Income taxes	164,305	145,458

Net earnings	$266,989	$230,148

Net earnings:
Basic earnings per share	$0.44	$0.37
Diluted earnings per share	0.43	0.37

Average shares outstanding	610,810,914	620,127,064
Diluted shares outstanding	617,108,313	625,486,950

Dividends declared per common share	$0.19	$0.17

See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	13-Week Period Ended
	Sept. 29, 2007	Sept. 30, 2006
Net earnings	$266,989	$230,148

Other comprehensive income, net of tax:
Foreign currency translation adjustment	40,925	(554)
Amortization of cash flow hedge	106	107
Amortization of unrecognized prior service cost	944	—
Amortization of unrecognized actuarial losses (gains), net	501	—
Amortization of unrecognized transition obligation	23	—

Total other comprehensive income (loss)	42,499	(447)

Comprehensive income	$309,488	$229,701

See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	13-Week Period Ended
	Sept. 29, 2007	Sept. 30, 2006
Operating activities:
Net earnings	$266,989	$230,148
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	15,193	31,481
Depreciation and amortization	90,456	90,060
Deferred tax provision	155,164	133,866
Provision for losses on receivables	7,281	8,915
(Gain) on sale of assets	(202)	(5,452)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(144,184)	(151,316)
(Increase) in inventories	(138,237)	(104,342)
Decrease (increase) in prepaid expenses and other current assets	6,027	(15,588)
Increase in accounts payable	83,871	27,364
(Decrease) in accrued expenses	(131,699)	(55,564)
(Decrease) in accrued income taxes	(16,103)	(4,596)
(Increase) in other assets	(10,679)	(6,905)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	10,672	(2,112)
Excess tax benefits from share-based compensation arrangements	(2,783)	(2,776)

Net cash provided by operating activities	191,766	173,183

Investing activities:
Additions to plant and equipment	(131,543)	(115,879)
Proceeds from sales of plant and equipment	1,071	10,252
Acquisition of businesses, net of cash acquired	(25,750)	(43,443)
Decrease (increase) in restricted cash	2,174	(11,899)

Net cash used for investing activities	(154,048)	(160,969)

Financing activities:
Bank and commercial paper borrowings (repayments), net	194,120	90,544
Other debt borrowings	771	831
Other debt repayments	(880)	(2,152)
Common stock reissued from treasury	52,842	45,186
Treasury stock purchases	(189,484)	(65,281)
Dividends paid	(116,339)	(105,233)
Excess tax benefits from share-based compensation arrangements	2,783	2,776

Net cash used for financing activities	(56,187)	(33,329)

Effect of exchange rates on cash	751	(61)

Net decrease in cash	(17,718)	(21,176)
Cash at beginning of period	207,872	201,897

Cash at end of period	$190,154	$180,721

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,161	$32,816
Income taxes	19,834	15,658
See Notes to Consolidated Financial Statements

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 30, 2007 consolidated balance sheet, which was taken from the audited financial statements included in the company’s Fiscal 2007 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2008 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Fiscal 2007 Annual Report on Form 10-K.

A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1.

2.	Changes in Accounting

SFAS 158

As of June 30, 2007, SYSCO early adopted the measurement date provision of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). The measurement date provision requires an employer to measure a plan’s assets and obligations as of the end of the employer’s fiscal year. As a result, beginning in fiscal 2008, the measurement date for SYSCO’s defined benefit pension and other post-retirement plans will correspond with fiscal year-end rather than the May 31st measurement date previously used. The company performed measurements as of May 31, 2007 and June 30, 2007 of the plan assets and benefit obligations. SYSCO recorded a charge to beginning retained earnings on July 1, 2007 of $3,572,000, net of tax, for the impact of the difference in our pension expense between the two measurement dates. The company also recorded a benefit to beginning accumulated other comprehensive income (loss) on July 1, 2007 of $22,780,000, net of tax, for the impact of the difference in the recognition provision between the two measurement dates.

FIN 48

Effective July 1, 2007, SYSCO adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The impact of adopting this standard is discussed in Note 8, Income Taxes.

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

A summary of restricted cash balances appears below:

	Sept. 29, 2007	June 30, 2007	Sept. 30, 2006
Funds deposited in insurance trusts	$90,755,000	$92,929,000	$90,553,000
Escrow funds related to acquisitions	9,000,000	9,000,000	21,120,000

Total	$99,755,000	$101,929,000	$111,673,000

4.	Debt

In September 2007, an agreement was signed on the revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs, which increased the facility amount to $1,000,000,000. In addition, the termination date on the facility was extended from November 4, 2011 to November 4, 2012 in accordance with the terms of the agreement.

As of September 29, 2007, SYSCO had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $145,000,000, of which $2,700,000 was outstanding as of September 29, 2007.

As of September 29, 2007, SYSCO’s outstanding commercial paper issuances were $742,146,000 and were classified as long-term debt since the company’s commercial paper programs are supported by its long-term revolving credit facility in the amount of $1,000,000,000.

During the 13-week period ended September 29, 2007, commercial paper issuances and short-term bank borrowings ranged from approximately $532,045,000 to $865,424,000.

5.	Employee Benefit Plans

The components of net pension costs for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Service cost	$22,643,000	$21,164,000	$121,000	$113,000
Interest cost	25,305,000	22,829,000	142,000	133,000
Expected return on plan assets	(33,836,000)	(29,186,000)	—	—
Amortization of prior service cost	1,496,000	1,420,000	36,000	50,000
Recognized net actuarial loss (gain)	852,000	2,422,000	(39,000)	(33,000)
Amortization of net transition obligation	—	—	38,000	38,000

Net pension costs	$16,460,000	$18,649,000	$298,000	$301,000

SYSCO’s contributions to its defined benefit plans were $22,585,000 and $22,622,000 during the 13-week periods ended September 29, 2007 and September 30, 2006, respectively.

Although contributions to its qualified pension plan (Retirement Plan) are not required to meet ERISA minimum funding requirements, the company anticipates it will make voluntary contributions of approximately $80,000,000 during fiscal 2008. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2008 contributions to fund benefit payments for the SERP and other post-retirement plans are $11,777,000 and $268,000, respectively.

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sept. 29, 2007	Sept. 30, 2006
Numerator:
Net earnings	$266,989,000	$230,148,000

Denominator:
Weighted-average basic shares outstanding	610,810,914	620,127,064
Dilutive effect of employee and director stock options	6,297,399	5,359,886

Weighted-average diluted shares outstanding	617,108,313	625,486,950

Basic earnings per share	$0.44	$0.37

Diluted earnings per share:	$0.43	$0.37

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 21,000,000 and 35,000,000 for the first quarter of fiscal 2008 and 2007, respectively.

7.	Share-Based Compensation

SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including the 2004 Stock Option Plan, the 2005 Non-Employee Directors Stock Plan, the Employees’ Stock Purchase Plan and the 2005 Management Incentive Plan.

SYSCO accounts for share-based compensation using the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123(R)).

Stock Option Plans

Options to purchase 6,504,200 shares were granted to employees in the first quarter fiscal 2007 from the 2004 Stock Option Plan. There were no option grants to employees during the first quarter of fiscal 2008. In the first quarter of fiscal 2007, 27,000 shares of restricted stock and options to purchase 31,500 shares were granted to non-employee directors from the 2005 Non-

Employee Directors Stock Plan. There were no option grants or restricted stock grants to non-employee directors during the first quarter of fiscal 2008.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first quarter of fiscal 2007 was $6.85.

Employees’ Stock Purchase Plan

Shares of SYSCO common stock purchased by plan participants under the SYSCO Employees’ Stock Purchase Plan during the first quarter of fiscal 2008 and 2007 were 433,910 and 475,488, respectively.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.95 and $4.58 during the first quarter of fiscal 2008 and 2007, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.

Management Incentive Compensation

A total of 588,143 shares and 323,822 shares at a fair value per share of $32.99 and $30.56, respectively, were issued pursuant to the Management Incentive Plan in the first quarter of fiscal 2008 and fiscal 2007, respectively, for bonuses earned in the preceding fiscal years.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $15,193,000 and $31,481,000 for the first quarter of fiscal 2008 and fiscal 2007, respectively.

As of September 29, 2007, there was $71,391,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.52 years.

8.	Income Taxes

SYSCO is subject to income tax primarily in the United States and Canada. As discussed in Note 2, Changes in Accounting, the company adopted FIN 48 effective July 1, 2007. As a result of this adoption, the company recognized, as a cumulative effect of change in accounting principle, a $91,635,000 decrease in its beginning retained earnings related to FIN 48.

As of July 1, 2007, the gross amount of unrecognized tax benefits was $82,639,000, which represents all tax jurisdictions. The company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. As of July 1, 2007, the gross amount of accrued interest liabilities was $126,795,000 related to unrecognized tax benefits. The company does not have any accrued liabilities for penalties related to unrecognized tax benefits. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated results of operations. This was the company’s accounting policy prior to the adoption of FIN 48 and SYSCO elected to continue this accounting policy post-adoption.

If SYSCO were to recognize all unrecognized tax benefits recorded as of July 1, 2007, approximately $56,034,000 of the $82,639,000 reserve would benefit the effective tax rate. As of the date of adoption of FIN 48 and as of September 29, 2007, the company does not anticipate that any of its unrecognized tax benefits will significantly increase or decrease within the next twelve months. The company does not anticipate accrued interest on unrecognized tax benefits to be material for fiscal 2008.

SYSCO is currently in appeals as it relates to certain adjustments from the Internal Revenue Service (IRS) in relation to their audit of the company’s 2003 and 2004 federal income tax returns. The IRS is also auditing SYSCO’s 2005 and 2006 federal income tax returns; however, the company does not believe these audits will conclude in fiscal 2008. SYSCO’s tax returns in the majority of the state and local jurisdictions are no longer subject to audit for years before 2003; however, some jurisdictions have audits open prior to 2003 with the latest dating back to 1996. Several of the company’s subsidiaries are open to examination in Canada dating back to 2003. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

Reflected in the changes in the net deferred tax liability and prepaid/accrued income tax balances from June 30, 2007 to September 29, 2007 is the reclassification of deferred tax liabilities to accrued income taxes related to supply chain distributions. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.

The effective tax rate for the first quarter of fiscal 2008 was 38.1%, a decrease from the effective tax rate of 38.7% for the first quarter of fiscal 2007. The decrease in the effective tax rate was primarily due to the recognition of a tax benefit of approximately $7,700,000 resulting from a net operating loss deferred tax asset which arose due to a recently enacted state tax law. This decrease was partially offset by an increase in a tax provision for a foreign tax liability of approximately $3,000,000.

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

9.	Acquisitions

During the first quarter of fiscal 2008, the company paid cash of $25,750,000 for acquisitions during fiscal 2008 and for contingent consideration related to operations acquired in previous fiscal years.

Certain acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of September 29, 2007 included $77,306,000 in cash, which, if distributed, could result in the recording of additional goodwill. Such amounts are to be paid out over periods of up to four years from the date of acquisition if the contingent criteria are met.

10.	Commitments and Contingencies

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

Product Liability Claim

In October 2007, SYSCO received an arbitration judgment against the company which formalized the proceedings from July 2007, related to a product liability claim from one of its former customers. As of September 29, 2007, the company has recorded $50,296,000 on its consolidated balance sheet within accrued expenses related to the accrual of this loss. Also as of September 29, 2007, a corresponding receivable of $48,296,000 is included in the consolidated balance sheet within prepaid expenses and other current assets, which represents the estimate of the loss less the $2,000,000 deductible on SYSCO’s insurance policy. The company has hold harmless agreements with the product suppliers and is named as an additional insured party under the suppliers’ policies with their insurers. Further, SYSCO maintains its own product liability insurance with coverage related to this claim. The company believes it is probable that it will be able to recover the recorded loss from one or more of these sources.

Multi-Employer Pension Plans

SYSCO contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. SYSCO does not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other contributing employers to the plan. Based upon the information available from plan administrators, management believes that several of these multi-employer plans are under funded. In addition, the Pension Protection Act, enacted in August 2006, will require under funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under funding, perhaps beginning as soon as calendar 2008. As a result, SYSCO’s expects its contributions to these plans to increase in the future.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, SYSCO’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any under funded multi-employer defined benefit plan would require SYSCO to make payments to the plan for SYSCO’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, SYSCO estimates that its share of withdrawal liability on all the multi-employer plans it participates in could be as much as $135,000,000 based on a voluntary withdrawal. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. Of the plans in which SYSCO participates, one plan is more critically under funded than the others. During the first quarter of fiscal 2008, SYSCO obtained information that this plan failed to satisfy minimum funding requirements for certain periods and believes it is probable that additional funding will be required as well as the payment of excise tax. Therefore, SYSCO recorded a liability of $9,410,000 related to its share of the minimum funding requirements and related excise tax for these periods.

BSCC Cooperative Structure

SYSCO’s affiliate, BSCC, is a cooperative taxed under subchapter T of the Unites States Internal Revenue Code. SYSCO believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, SYSCO could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods, and in that event, would be liable for interest on such amounts. As of September 29, 2007, SYSCO has recorded accrued income taxes of $575,248,000 and deferred income tax liabilities of $575,464,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS or any other taxing authority determines that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, SYSCO estimates that in addition to making a current payment for amounts previously deferred, as discussed above, the company may be required to pay interest on the cumulative deferred balances. These interest amounts range from $210,000,000 to $235,000,000, prior to federal and state income tax benefit, as of September 29, 2007. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of the company’s 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. The company is vigorously protesting these adjustments. The company has reviewed the merits of the issues raised by the IRS, and while management believes it is probable the company will prevail, the company concluded the measurement model of FIN 48 required an accrual for a portion of the interest exposure.

Fuel Commitments

From time to time, SYSCO may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of September 29, 2007, outstanding forward diesel fuel purchase commitments total approximately $22,250,000 at a fixed price through the end of calendar year 2007.

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

The company does not allocate to its segments share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors. The decrease in unallocated corporate expenses for the first quarter of fiscal 2008 over fiscal 2007 is primarily attributable to reduced share-based compensation expense and increased gains recorded related to the cash surrender value of corporate-owned life insurance policies.

	13-Week Period Ended
	Sept. 29, 2007	Sept. 30, 2006
Sales (in thousands):
Broadline	$7,497,399	$6,844,822
SYGMA	1,134,707	1,072,077
Other	887,562	868,815
Intersegment sales	(113,824)	(113,642)

Total	$9,405,844	$8,672,072

	13-Week Period Ended
	Sept. 29, 2007	Sept. 30, 2006
Earnings before income taxes (in thousands):
Broadline	$440,040	$411,106
SYGMA	2,786	1,447
Other	30,275	28,465

Total segments	473,101	441,018
Unallocated corporate expenses	(41,807)	(65,412)

Total	$431,294	$375,606

	Sept. 29, 2007	June 30, 2007	Sept. 30, 2006
Assets (in thousands):
Broadline	$5,911,314	$5,573,079	$5,549,038
SYGMA	390,432	385,470	342,153
Other	977,081	929,573	864,936

Total segments	7,278,827	6,888,122	6,756,127
Corporate	2,739,117	2,630,809	2,605,963

Total	$10,017,944	$9,518,931	$9,362,090

12.	Supplemental Guarantor Information

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

	Condensed Consolidating Balance Sheet
	September 29, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$226,998	$—	$4,802,829	$—	$5,029,827
Investment in subsidiaries	13,032,564	377,176	104,597	(13,514,337)	—
Plant and equipment, net	181,998	—	2,598,782	—	2,780,780
Other assets	692,610	—	1,514,727	—	2,207,337

Total assets	$14,134,170	$377,176	$9,020,935	$(13,514,337)	$10,017,944

Current liabilities	$347,859	$4,082	$3,022,804	$—	$3,374,745
Intercompany payables (receivables)	8,424,631	72,779	(8,497,410)	—	—
Long-term debt	1,689,188	235,905	44,711	—	1,969,804
Other liabilities	549,462	—	826,478	—	1,375,940
Shareholders’ equity	3,123,030	64,410	13,624,352	(13,514,337)	3,297,455

Total liabilities and shareholders’ equity	$14,134,170	$377,176	$9,020,935	$(13,514,337)	$10,017,944

	Condensed Consolidating Balance Sheet
	June 30, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$244,441	$—	$4,431,105	$—	$4,675,546
Investment in subsidiaries	12,675,360	349,367	126,364	(13,151,091)	—
Plant and equipment, net	170,288	—	2,550,945	—	2,721,233
Other assets	654,287	—	1,467,865	—	2,122,152

Total assets	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

Current liabilities	$371,149	$1,034	$3,042,906	$—	$3,415,089
Intercompany payables (receivables)	8,251,239	44,757	(8,295,996)	—	—
Long-term debt	1,471,428	243,786	43,013	—	1,758,227
Other liabilities	505,660	—	561,555	—	1,067,215
Shareholders’ equity	3,144,900	59,790	13,224,801	(13,151,091)	3,278,400

Total liabilities and shareholders’ equity	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

	Condensed Consolidating Balance Sheet
	September 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$203,705	$24	$4,491,461	$—	$4,695,190
Investment in subsidiaries	11,605,547	323,063	133,368	(12,061,978)	—
Plant and equipment, net	181,123	—	2,305,178	—	2,486,301
Other assets	732,285	—	1,448,314	—	2,180,599

Total assets	$12,722,660	$323,087	$8,378,321	$(12,061,978)	$9,362,090

Current liabilities	$418,486	$3,976	$2,779,003	$—	$3,201,465
Intercompany payables (receivables)	7,217,895	49,657	(7,267,552)	—	—
Long-term debt	1,485,016	211,259	42,583	—	1,738,858
Other liabilities	521,315	—	712,610	—	1,233,925
Shareholders’ equity	3,079,948	58,195	12,111,677	(12,061,978)	3,187,842

Total liabilities and shareholders’ equity	$12,722,660	$323,087	$8,378,321	$(12,061,978)	$9,362,090

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended September 29, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,405,844	$—	$9,405,844
Cost of sales	—	—	7,614,702	—	7,614,702

Gross margin	—	—	1,791,142	—	1,791,142
Operating expenses	35,492	33	1,300,984	—	1,336,509

Operating income	(35,492)	(33)	490,158	—	454,633
Interest expense (income)	110,609	2,751	(86,989)	—	26,371
Other income, net	(823)	—	(2,209)	—	(3,032)

Earnings (losses) before income taxes	(145,278)	(2,784)	579,356	—	431,294
Income tax (benefit) provision	(55,369)	(1,061)	220,735	—	164,305
Equity in earnings of subsidiaries	356,898	6,343	—	(363,241)	—

Net earnings	$266,989	$4,620	$358,621	$(363,241)	$266,989

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended September 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,672,072	$—	$8,672,072
Cost of sales	—	—	7,002,856	—	7,002,856

Gross margin	—	—	1,669,216	—	1,669,216
Operating expenses	61,469	32	1,215,381	—	1,276,882

Operating income	(61,469)	(32)	453,835	—	392,334
Interest expense (income)	98,278	2,724	(75,236)	—	25,766
Other income, net	(6,429)	—	(2,609)	—	(9,038)

Earnings (losses) before income taxes	(153,318)	(2,756)	531,680	—	375,606
Income tax (benefit) provision	(60,135)	(1,071)	206,664	—	145,458
Equity in earnings of subsidiaries	323,331	5,676	—	(329,007)	—

Net earnings	$230,148	$3,991	$325,016	$(329,007)	$230,148

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended September 29, 2007
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:
Operating activities	$(29,318)	$7,671	$213,413	$191,766
Investing activities	(22,188)	—	(131,860)	(154,048)
Financing activities	(49,857)	(7,885)	1,555	(56,187)
Effect of exchange rate on cash	—	—	751	751
Intercompany activity	94,136	214	(94,350)	—

Net decrease in cash	(7,227)	—	(10,491)	(17,718)
Cash at the beginning of the period	135,877	—	71,995	207,872

Cash at the end of the period	$128,650	$—	$61,504	$190,154

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended September 30, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:
Operating activities	$28,654	$1,280	$143,249	$173,183
Investing activities	(27,304)	—	(133,665)	(160,969)
Financing activities	(19,936)	(12,988)	(405)	(33,329)
Effect of exchange rate on cash	—	—	(61)	(61)
Intercompany activity	12,293	11,708	(24,001)	—

Net decrease in cash	(6,293)	—	(14,883)	(21,176)
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$124,982	$—	$55,739	$180,721

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “SYSCO,” or “the company” as used in this Form 10-Q refer to Sysco Corporation together with its consolidated subsidiaries and divisions. This discussion should be read in conjunction with our consolidated financial statements as of June 30, 2007, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Highlights

Sales increased 8.5% in the first quarter of fiscal 2008 over the comparable prior year period. Operating income increased 15.9% over the comparable prior year period, increasing to 4.8% of sales. The prevailing market environment was characterized by high food cost inflation for the second consecutive quarter. Product cost increases, estimated at 5.9%, and the corresponding increase in sales contributed to a 0.2 percentage point decrease in gross margins as a percentage of sales and a 0.5 percentage point decrease in operating expenses as a percentage of sales from the same period last year. Operating expenses were favorably impacted by a reduction in share-based compensation expense of $16,288,000. Conversely, operating expenses were negatively impacted by a provision of $9,410,000 related to an under funded multi-employer pension fund. Net earnings and diluted earnings per share increased 16.0% and 16.2%, respectively, in the first quarter of fiscal 2008 over the comparable prior year period.

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

We estimate that we serve about 15% of an approximately $225 billion annual market that includes the foodservice market and the hotel amenity, furniture and textile market both in the United States and Canada. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially since that time.

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

Strategic Business Initiatives

Our strategic business initiatives are designed to help us grow by leveraging our market leadership position to continuously improve how our associates buy, handle and market products for our customers. The following areas, which are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, generally comprise the initiatives that will serve as the foundation of our efforts to ensure a sustainable future:
•	Sourcing and National Supply Chain

•	Integrated Delivery

•	Demand

•	Organizational Capabilities
A major component of our National Supply Chain project entails the use of redistribution centers (RDCs). Construction of our second RDC site in Alachua, Florida, which will service our five broadline operating companies in Florida, is in progress and this facility is expected to be operational in the latter half of fiscal 2008.
Accounting Changes
As of June 30, 2007, we early-adopted the measurement date provision of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). The measurement date provision requires employers to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. As a result, beginning in fiscal 2008, the measurement date for our defined benefit and other postretirement plans will correspond with our fiscal year-end rather than the May 31st measurement date previously used. We have performed measurements as of May 31, 2007 and June 30, 2007 of our plan assets and benefit obligations. We recorded a charge to beginning retained earnings on July 1, 2007 of $3,572,000, net of tax, for the impact of the cumulative difference in our pension expense between the two measurement dates. We also recorded a benefit to beginning accumulated other comprehensive income (loss) on July 1, 2007 of $22,780,000, net of tax, for the impact of the difference in our balance sheet recognition provision between the two measurement dates.
As of July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. As a result of this adoption, we recognized, as a cumulative effect of change in accounting principle, a $91,635,000 decrease in our beginning retained earnings related to FIN 48.

Results of Operations
The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sept. 29, 2007	Sept. 30, 2006
Sales	100.0%	100.0%
Cost of sales	81.0	80.8

Gross margin	19.0	19.2
Operating expenses	14.2	14.7

Operating income	4.8	4.5
Interest expense	0.3	0.3
Other income, net	(0.0)	(0.1)

Earnings before income taxes	4.5	4.3
Income taxes	1.7	1.7

Net earnings	2.8%	2.6%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period
Sales	8.5%
Cost of sales	8.7

Gross margin	7.3
Operating expenses	4.7

Operating income	15.9
Interest expense	2.3
Other income, net	(66.5)

Earnings before income taxes	14.8
Income taxes	13.0

Net earnings	16.0%

Basic earnings per share	18.9
Diluted earnings per share	16.2

Average shares outstanding	(1.5)
Diluted shares outstanding	(1.3)
Sales
The first quarter of fiscal 2008 was a challenging operating environment as high food cost inflation prevailed for the second consecutive quarter. Sales for the first quarter of fiscal 2008 were 8.5% greater than the comparable period of the prior year. Inflation was a significant contributor to sales growth. Estimated product cost increases, an internal measure of inflation, were 5.9% during the first quarter of fiscal 2008, as compared to 2.4% in the first quarter of fiscal 2007. Estimated product cost increases during the fourth quarter of fiscal 2007 were 6.1%. Non-comparable acquisitions contributed 0.2% to the overall sales growth rate for the first quarter of fiscal 2008.

Our continued focus on sales growth through the use of business reviews and business development activities, continued investment in customer contact personnel and the efforts of our marketing associates and sales support personnel also contributed to our sales growth.
Operating Income
Operating income increased 15.9% for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. We were able to continue to manage the current inflationary environment well, resulting in gross margin dollars increasing 7.3% for the quarter and operating expenses increasing only 4.7%.
The high rate of product cost increases and the accompanying increases in sales in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 impacts the comparison of gross margins and operating expenses as a percentage of sales between the two periods. As sales prices increased, gross margin dollars were earned and operating expense dollars were incurred on a higher sales dollars base. In addition, operating expense dollars increased at a lower rate than sales growth aided by inflation and improvements in operating efficiencies.
While we cannot predict if product cost inflation will continue in future periods, in general, we believe prolonged periods of high inflation may have a negative impact on our customers and as a result, on our sales, gross margins and earnings.
Share-based compensation cost in the first quarter of fiscal 2008 was $16,288,000 less than the first quarter of fiscal 2007 primarily as a result of moving the annual grant date for stock options from the first quarter to the second quarter of the fiscal year. In February 2007, the Board of Director’s Compensation Committee adopted stock option grant administrative guidelines which set the second Tuesday in November as the date the committee will grant stock options each year. This date is typically when we are in a trading “window” under our company’s securities trading policy.
We record a greater amount of share-based compensation expense in the quarter that options are granted. Certain individuals receiving grants have reached the age and years of service thresholds which will result in their options continuing to vest upon retirement. The compensation expense related to these option grants are fully expensed at the grant date rather than over the vesting period. In fiscal 2007, stock option grants were made in the first quarter whereas stock option grants are planned for the second quarter in fiscal 2008. This resulted in lower share-based compensation expense in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. It is expected that share-based compensation expense for the second quarter of fiscal 2008 will be higher than the second quarter of fiscal 2007 due this change in the timing of option grants. The actual amount of share-based compensation expense for the second quarter of fiscal 2008 will not be known until the number of options to be granted is finalized, the fair value of such options is calculated and all the calculations related to share-based compensation expense are performed. However, we do not expect the difference between share-based compensation expense for the entire fiscal year 2008 as compared to the prior year to be a material amount.
In addition, we recorded a provision of $9,410,000 related to additional amounts that we expect to be required to contribute to an under funded multi-employer pension fund. See additional discussion of multi-employer pension plans at “Liquidity and Capital Resources, Other Considerations.”
Operating expenses were reduced by the recognition of a gain of $7,093,000 in the first quarter of fiscal 2008 to adjust the carrying value of corporate-owned life insurance policies to their cash surrender value. This compared to the recognition of a gain of $1,395,000 in the first quarter of fiscal 2007.
We had fixed price forward diesel purchase contracts for a substantial portion of our fuel purchase requirements in place for the first quarter of fiscal 2008. These contracts are at prices lower than current market rates, which allowed us to effectively manage our fuel cost. These agreements expire at the end of calendar 2007. If market prices increase or remain at current prices, our fuel cost will be greater in the second half of fiscal 2008.
Net Earnings
Net earnings increased 16.0% in the first quarter of fiscal 2008 over the comparable period of the prior year. The increase was due primarily to the factors discussed above.
In addition, other income decreased $6,006,000 in the first quarter of fiscal 2008 as compared to the comparable prior year period. In the first quarter of fiscal 2007, the company recorded a gain of approximately $5,800,000 on the sale of land.
The effective tax rate for the first quarter of fiscal 2008 was 38.1%, a decrease from the effective tax rate of 38.7% for the first quarter of fiscal 2007. The decrease in the effective tax rate was primarily due to the recognition of a tax benefit of approximately $7,700,000 resulting from a net operating loss deferred tax asset which arose due to a recently enacted state tax law. This decrease was partially offset by an increase in a tax provision for a foreign tax liability of approximately $3,000,000.
Earnings Per Share
Basic earnings per share and diluted earnings per share increased 18.9% and 16.2%, respectively, in the first quarter of fiscal 2008 over the comparable period of the prior year. These increases were due primarily to the factors discussed above, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding and diluted shares outstanding is primarily due to share repurchases.
Segment Results
The following table sets forth the change in the selected financial data of each of our reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 11, Business Segment Information:

	13-Week Period
		Earnings
	Sales	before taxes
Broadline	9.5%	7.0%
SYGMA	5.8	*
Other	2.2	6.4

*	SYGMA had earnings before taxes of $2,786,000 in the first quarter of fiscal 2008 and $1,447,000 in the first quarter of fiscal 2007.

The following table sets forth sales and earnings before income taxes of each of our reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 11, Business Segment Information:

	13-Week Period Ended
	September 29, 2007		September 30, 2006
		Earnings		Earnings
	Sales	before taxes	Sales	before taxes
Broadline	79.7%	102.0%	78.9%	109.4%
SYGMA	12.1	0.7	12.4	0.4
Other	9.4	7.0	10.0	7.6
Intersegment sales	(1.2)	—	(1.3)	—
Unallocated corporate expenses	—	(9.7)	—	(17.4)

Total	100.0%	100.0%	100.0%	100.0%

We do not allocate share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors. The decrease in unallocated corporate expenses as a percentage of consolidated earnings before taxes for the first quarter of fiscal 2008 over fiscal 2007 is primarily attributable to reduced share-based compensation expense and increased gains recorded related to the cash surrender value of corporate-owned life insurance policies.
Broadline Segment
Sales for the first quarter of fiscal 2008 were 9.5% greater than the sales for the comparable period of the prior year. Sales growth was realized in both marketing associate-served customers and multi-unit customers. Inflation was a significant contributor to sales growth. Our continued focus on sales growth through the use of business reviews and business development activities, continued investment in customer contact personnel and the efforts of our marketing associates and sales support personnel also contributed to our sales growth. Non-comparable acquisitions did not have an impact on the overall sales growth rate for the first quarter of fiscal 2008.
Marketing associate-served sales as a percentage of Broadline sales were 50.8% for the first quarter of fiscal 2008, as compared to 51.2% for the comparable prior year period. SYSCO Brand sales as a percentage of Broadline sales were 43.0% for the first quarter of fiscal 2008 as compared to 44.7% for the comparable prior year period.
The increase in earnings before income taxes for the first quarter of fiscal 2008 was primarily due to increases in sales, gross margin dollar increases and effective expense management. Partially offsetting the increase in earnings before income taxes for the first quarter of fiscal 2008, was a provision of $9,410,000 related to amounts that we expect to be required to contribute to an under funded multi-employer pension fund.
SYGMA Segment
Sales for the first quarter of fiscal 2008 were 5.8% greater than sales for the comparable prior year period. Non-comparable acquisitions contributed 1.4% to the overall sales growth rate for the first quarter of fiscal 2008. Sales growth was primarily due to sales to new customers and sales growth in SYGMA’s existing customer base related to new locations added by those customers. Sales growth was partially offset by transferring certain customers to Broadline operations during the first quarter of fiscal 2008.
The increase in earnings before income taxes for the first quarter of fiscal 2008 was due to several factors, including sales growth and gross margin dollar increases, partially offset by costs of labor.
Liquidity and Capital Resources
We may apply cash provided by operating activities, as supplemented by commercial paper issuances and other bank borrowings, towards investments in facilities, fleet and other equipment; cash dividends; acquisitions consistent with our overall growth strategy; and the share repurchase program.
We believe that our cash flows from operations, as well as the availability of additional capital under our existing commercial paper programs, bank lines of credit, debt shelf registration and our ability to access capital from financial markets in the future, will be sufficient to meet our anticipated cash requirements over at least the next twelve months, while maintaining proper liquidity for normal operating purposes.
Operating Activities
We generated $191,766,000 in cash flow from operations in the first quarter of fiscal 2008, as compared to $173,183,000 in the first quarter of fiscal 2007.
Cash flow from operations in the first quarters of fiscal 2008 and fiscal 2007 was negatively impacted by an increase in inventory balances and an increase in accounts receivable balances, partially offset by an increase in accounts payable balances.
The increases in accounts receivable balances were primarily due to change in customer mix and sales growth. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first quarter as compared to the end of each prior fiscal year. Payments terms for these types of customers are traditionally longer than our overall average.
Inventory balances increased primarily due to product cost increases as well as an increase in volume due to current and anticipated sales volume. Product costs increases were more significant in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.
The accounts payable balances also increased due to inventory growth for each period. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors due to the use of more efficient electronic payment methods.
Cash flow from operations was also negatively impacted by a decrease in accrued expenses of $131,699,000 for the first quarter of fiscal 2008 and a decrease of $55,564,000 for the first quarter of fiscal 2007. These decreases were primarily due to the payment of prior year annual incentive bonuses partially offset by accruals for current year incentives and to the payment of 401(k) matching contributions in the first quarter of each fiscal year.
Other long-term liabilities and prepaid pension cost, net, increased $10,672,000 during the first quarter of fiscal 2008 and decreased $2,112,000 during the first quarter of fiscal 2007. The increase in the first quarter of fiscal 2008 is primarily attributable to an increase in deferred compensation from incentive compensation deferrals of prior year annual incentive bonuses. This increase was partially offset by the recording of net pension costs and the timing of pension contributions to our company-sponsored plans. In the first quarter of fiscal 2008, we recorded net pension costs of $16,460,000 and contributed $22,585,000 to our pension plans. The decrease in the first quarter of fiscal 2007 is related to the recording of net pension costs and the timing of pension contributions to our company-sponsored plans. In the first quarter of fiscal 2007, we recorded net pension costs of $18,649,000 and contributed $22,622,000 to our pension plans.
Financing Activities
During the first quarter of fiscal 2008, a total of 5,782,700 shares were repurchased at a cost of $189,484,000 as compared to 2,044,000 shares at a cost of $65,281,000 for the comparable period in fiscal 2007. An additional 1,680,000 shares were repurchased at a cost of $57,976,000 through October 27, 2007, resulting in 15,600,000 shares remaining available for repurchase as authorized by the Board.
Dividends paid in the first quarter of fiscal 2008 were $116,339,000, or $0.19 per share, as compared to $105,233,000, or $0.17 per share, in the comparable period of fiscal 2007. In September 2007, we declared our regular quarterly dividend for the second quarter of fiscal 2008 of $0.19 per share, which was paid in October 2007.
As of September 29, 2007, we had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which $2,700,000 was outstanding at September 29, 2007. Such borrowings totaled $66,100,000 as of October 27, 2007.
As of September 29, 2007, our outstanding commercial paper issuances totaled $742,146,000. Such borrowings were $994,835,000 as of October 27, 2007. During the 13-week period ended September 29, 2007, commercial paper issuances and short-term bank borrowings ranged from approximately $532,045,000 to $865,424,000.
In September 2007, an agreement was signed on the revolving credit facility supporting our U.S. and Canadian commercial paper programs, which increased the facility amount to $1,000,000,000. In addition, the termination date on the facility was extended from November 4, 2011 to November 4, 2012 in accordance with the terms of the agreement.
The long-term debt to capitalization ratio was 37.4% at September 29, 2007. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
Other Considerations
Product Liability Claim
In October 2007, SYSCO received an arbitration judgment against us which formalized the proceedings from July 2007, related to a product liability claim from one of our former customers. As of September 29, 2007, we have recorded $50,296,000 on our consolidated balance sheet within accrued expenses related to the accrual of this loss. Also as of September 29, 2007, a corresponding receivable of $48,296,000 is included in the consolidated balance sheet within prepaid expenses and other current assets, which represents the estimate of the loss less the $2,000,000 deductible on SYSCO’s insurance policy. We have hold harmless agreements with the product suppliers and are named as an additional insured party under the suppliers’ policies with their insurers. Further, we maintain our own product liability insurance with coverage related to this claim. We believe it is probable that we will be able to recover the recorded loss from one or more of these sources.

Multi-Employer Pension Plans

As discussed in Note 10, Commitments and Contingencies, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any under funded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, we estimate that our share of withdrawal liability on all the multi-employer plans we participate in, some of which appear to be under funded, could be as much as $135,000,000 based on a voluntary withdrawal.

Required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, the Pension Protection Act, enacted in August 2006, will require under funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under funding, perhaps beginning as soon as calendar 2008. Unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes could cause us to raise additional capital through debt financing or the issuance of equity or we may be required to cancel planned capital expenditures or share repurchases or a combination of these items. Of the plans in which SYSCO participates, one plan is more critically under funded than the others. During the first quarter of fiscal 2008, we obtained information that this plan failed to satisfy minimum funding requirements for certain periods and believe it is probable that additional funding will be required as well as the payment of excise tax. Therefore, we recorded a liability of $9,410,000 related to our share of the minimum funding requirements and related excise tax for these periods. Currently, we can not estimate when the payment of this contribution will be required.

BSCC Cooperative Structure

Our affiliate, BSCC, is a cooperative taxed under subchapter T of the Unites States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods, and in that event, would be liable for interest on such amounts. As of September 29, 2007, SYSCO has recorded accrued income taxes of $575,248,000 and deferred income tax liabilities of $575,464,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS or any other taxing authority determines that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may be required to pay interest on the cumulative deferred balances. These interest amounts range from $210,000,000 to $235,000,000, prior to federal and state income tax benefit, as of September 29, 2007. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS, and while management believes it is probable we will prevail, we concluded the measurement model of FIN 48 required us to provide an accrual for a portion of the interest exposure. If a taxing authority requires us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, we would be required to raise additional capital through debt financing or the issuance of equity or we may have to forego or defer planned capital expenditures or share repurchases or a combination of these items.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 contains a table that summarizes our obligations and commitments to make contractual future payments as of June 30, 2007. Since June 30, 2007, there have been no material changes to our contractual obligations, except for the presentation of our liability for unrecognized tax benefits and related interest due to our adoption of FIN 48 on July 1, 2007. As of September 29, 2007, we had a liability of $61,428,000 for unrecognized tax benefits for all tax jurisdictions and $129,915,000 for related interest that could result in cash payment. We do not anticipate that any of our unrecognized tax benefits and related interest will significantly increase or decrease within the next twelve months. In addition, we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. For further discussion of the impact of adopting FIN 48, see Note 8, Income Taxes.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. SYSCO’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2007.

Forward-Looking Statements

Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding expense trends; the impact of ongoing legal proceedings; the timing of the National Supply Chain project and regional distribution centers; the ability to increase sales and market share and grow earnings; continued competitive advantages and positive results from strategic business initiatives; the potential for future success; anticipated pension plan liabilities and contributions of various pension plans; the outcome of ongoing tax audits; the continuing impact of economic conditions on sales growth; growth strategies; and our ability to meet our cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, including risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including inflation, the current economic environment, increased fuel costs and consumer spending; SYSCO’s leverage and debt risks; the successful completion of acquisitions and integration of acquired companies as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results; the effect of competition on us and our customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management’s allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; the risk that the IRS will disagree with our tax positions and seek to impose interest or penalties; the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent; that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans; or that the Pension Protection Act could require that we make additional pension contributions; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.

In addition, share repurchases could be affected by market prices for the company’s securities as well as management’s decision to utilize our capital for other purposes. Interest paid is impacted by capital and borrowing needs and changes in interest rates. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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

At September 29, 2007, we had outstanding $742,146,000 of commercial paper issuances at variable rates of interest with maturities through December 19, 2007. Excluding commercial paper issuances, our long-term debt obligations at September 29, 2007 were $1,231,234,000 and were primarily at fixed rates of interest.

In order to partially manage the volatility and uncertainty of fuel costs, from time to time, we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 29, 2007, outstanding forward diesel fuel purchase commitments total approximately $22,250,000, which will lock in the price on a substantial portion of our fuel purchases through the end of calendar year 2007. These contracts are at prices lower than current market rates, which allowed us to effectively manage our exposure to fuel price risk. If market prices increase or remain at current prices, our fuel cost will be greater in the second half of fiscal 2008.
Item 4. Controls and Procedures
SYSCO’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2007, our chief executive officer and chief financial officer concluded that, as of such date, SYSCO’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of SYSCO when ultimately concluded.
Item 1A. Risk Factors
The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially impact our business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known by the company or that are currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the first quarter of fiscal 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number
		(b) Average	Part of Publicly	of Shares that May Yet
	(a) Total Number of	Price Paid per	Announced Plans or	Be Purchased Under
Period	Shares Purchased(1)	Share	Programs	the Plans or Programs
Month #1 July 1 – July 28	1,758,723	$32.54	1,740,000	21,367,700
Month #2 July 29 – August 25	1,846,398	32.10	1,817,700	19,550,000
Month #3 August 26 – September 29	2,267,831	33.51	2,225,000	17,325,000

Total	5,872,952	32.78	5,782,800	17,325,000

(1)	The total number of shares purchased includes 18,723, 28,698 and 42,831 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced programs described below.

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

On June 11, 2007, we entered into a stock purchase plan with Wachovia Securities to purchase up to 4,150,000 shares of SYSCO common stock pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. These shares were purchased pursuant to SYSCO’s previously announced share repurchase program. A total of 4,150,000 shares were purchased between June 11, 2007 and August 14, 2007, including during company “blackout periods.” By its terms, the agreement terminated on August 14, 2007.

On September 17, 2007 we entered into a stock purchase plan with Shields & Company to purchase up to 3,400,000 shares of SYSCO common stock pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. These shares will be purchased pursuant to SYSCO’s previously announced share repurchase programs. A total of 2,775,000 shares were purchased between September 17, 2007 and November 6, 2007, including during company “blackout periods.” By its terms, the agreement terminated on November 6, 2007.

As of November 6, 2007, there were 15,075,000 shares remaining available for repurchase under the publicly announced repurchase programs.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
     (a) Exhibits.

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated May 11, 2007, incorporated by reference to Exhibit 3.5 to Form 8-K filed on May 15, 2007 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

4.5	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1#	Form of Commitment Increase Agreement dated September 25, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005.

10.2#	Form of Extension Agreement effective September 21, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005.

10.3#	Third Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.4#	Form of Performance Unit Grant Agreement issued to executive officers effective September 28, 2007, under the 2004 Mid-Term Incentive Plan.

15.1#	Report from Ernst & Young LLP dated November 5, 2007, re: unaudited financial statements.

15.2#	Acknowledgment letter from Ernst & Young LLP.

31.1#	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION (Registrant)
By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board and Chief Executive Officer

Date: November 8, 2007

By	/s/ WILLIAM J. DELANEY
William J. DeLaney
Executive Vice President and Chief Financial Officer

Date: November 8, 2007

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Vice President, Controller and Chief Accounting Officer

Date: November 8, 2007

EXHIBIT INDEX

NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated May 11, 2007, incorporated by reference to Exhibit 3.5 to Form 8-K filed on May 15, 2007 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	Second Supplemental Indenture, dated as of May 1, 1996, between Sysco Corporation and First Union National Bank of North Carolina, Trustee as amended, incorporated by reference to Exhibit 4(f) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

4.3	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.4	Fourth Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 28,1997 (File No. 1-6544).

4.5	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.6	Sixth Supplemental Indenture, including form of Note, dated April 5, 2002 between Sysco Corporation and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K dated April 5, 2002 (File No. 1-6544).

NO.	DESCRIPTION

4.7	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.8	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.9	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1#	Form of Commitment Increase Agreement dated September 25, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005.

10.2#	Form of Extension Agreement effective September 21, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005.

10.3#	Third Amendment to the Sixth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.4#	Form of Performance Unit Grant Agreement issued to executive officers effective September 28, 2007, under the 2004 Mid-Term Incentive Plan.

15.1#	Report from Ernst & Young LLP dated November 5, 2007, re: unaudited financial statements.

15.2#	Acknowledgment letter from Ernst & Young LLP.

31.1#	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.