Form 10-Q
period 2007-12-29
SYSCO CORP
filed 2008-02-05
CIK 96021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007
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
Yes ☐     No ☑
603,579,579 shares of the registrant’s common stock were outstanding as of January 26, 2008.

		Page No.

Part I. Financial Information

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

Part II. Other Information

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		38
Letter re Appointment of New Trustee
Amended and Restated 2005 Non-Employee Directors Stock Plan
First Amended and Restated Board of Directors Deferred Compensation Plan
Fourth Amended and Restated Executive Deferred Compensation Plan
Amended and Restated 2004 Cash Performance Unit Plan
Form of Stock Option Grant Agreement
Report from Ernst & Young LLP
Acknowledgment Letter from Ernst & Young LLP
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	Dec. 29, 2007	June 30, 2007	Dec. 30, 2006
	(unaudited)		(unaudited)

ASSETS
Current assets
Cash	$168,786	$207,872	$185,862
Accounts and notes receivable, less allowances of $54,541, $31,841 and $50,593	2,754,339	2,610,885	2,551,114
Inventories	1,896,557	1,714,187	1,717,978
Prepaid expenses and other current assets	64,798	123,284	69,785
Prepaid income taxes	—	19,318	—

Total current assets	4,884,480	4,675,546	4,524,739
Plant and equipment at cost, less depreciation	2,841,229	2,721,233	2,593,874
Other assets
Goodwill	1,408,061	1,355,313	1,324,014
Intangibles, less amortization	91,329	91,366	92,759
Restricted cash	95,511	101,929	112,453
Prepaid pension cost	403,064	352,390	412,310
Other assets	229,153	221,154	257,231

Total other assets	2,227,118	2,122,152	2,198,767

Total assets	$9,952,827	$9,518,931	$9,317,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$4,500	$18,900	$10,040
Accounts payable	2,000,419	1,981,190	1,888,178
Accrued expenses	773,216	922,582	745,892
Income taxes	264,863	—	282,208
Deferred taxes	222,629	488,849	211,832
Current maturities of long-term debt	3,056	3,568	105,077

Total current liabilities	3,268,683	3,415,089	3,243,227
Other liabilities
Long-term debt	2,135,547	1,758,227	1,755,982
Deferred taxes	567,235	626,695	700,182
Other long-term liabilities	651,299	440,520	381,342

Total other liabilities	3,354,081	2,845,442	2,837,506
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share
Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	684,091	637,154	589,380
Retained earnings	5,731,024	5,544,078	5,253,486
Accumulated other comprehensive income (loss)	71,765	(4,061)	62,143

	7,252,055	6,942,346	6,670,184
Less cost of treasury stock, 160,126,587, 153,334,523 and 147,698,956 shares	3,921,992	3,663,946	3,433,537

Total shareholders’ equity	3,330,063	3,278,400	3,236,647

Total liabilities and shareholders’ equity	$9,952,827	$9,518,931	$9,317,380

Note: The June 30, 2007 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	26-Week Period Ended		13-Week Period Ended
	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006

Sales	$18,645,349	$17,240,820	$9,239,505	$8,568,748
Cost of sales	15,086,427	13,918,115	7,471,725	6,915,259

Gross margin	3,558,922	3,322,705	1,767,780	1,653,489
Operating expenses	2,655,277	2,507,849	1,318,768	1,230,967

Operating income	903,645	814,856	449,012	422,522
Interest expense	55,286	53,772	28,915	28,006
Other income, net	(11,375)	(12,413)	(8,343)	(3,375)

Earnings before income taxes	859,734	773,497	428,440	397,891
Income taxes	328,597	296,811	164,292	151,353

Net earnings	$531,137	$476,686	$264,148	$246,538

Net earnings:
Basic earnings per share	$0.87	$0.77	$0.43	$0.40
Diluted earnings per share	0.86	0.76	0.43	0.39

Average shares outstanding	609,489,326	619,642,963	608,169,202	619,158,876

Diluted shares outstanding	615,893,115	626,777,041	614,620,234	628,429,841

Dividends declared per common share	$0.41	$0.36	$0.22	$0.19
See Notes to Consolidated Financial Statements.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	26-Week Period Ended		13-Week Period Ended
	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006

Net earnings	$531,137	$476,686	$264,148	$246,538

Other comprehensive income, net of tax:
Foreign currency translation adjustment	49,896	(22,689)	8,971	(22,135)
Amortization of cash flow hedge	213	214	107	107
Amortization of unrecognized prior service cost	1,888	—	945	—
Amortization of unrecognized actuarial losses (gains), net	1,002	—	501	—
Amortization of unrecognized transition obligation	47	—	23	—

Total other comprehensive income (loss)	53,046	(22,475)	10,547	(22,028)

Comprehensive income	$584,183	$454,211	$274,695	$224,510

See Notes to Consolidated Financial Statements.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	26-Week Period Ended
	Dec. 29, 2007	Dec. 30, 2006
Cash flows from operating activities:
Net earnings	$531,137	$476,686
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	43,118	53,653
Depreciation and amortization	180,640	178,871
Deferred tax provision	301,276	271,473
Provision for losses on receivables	16,087	15,417
Gain on sale of assets	(653)	(5,326)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(136,544)	(81,371)
(Increase) in inventories	(166,259)	(113,283)
Decrease (increase) in prepaid expenses and other current assets	58,939	(10,832)
Increase in accounts payable	1,277	10,040
(Decrease) in accrued expenses	(165,581)	(24,942)
(Decrease) in accrued income taxes	(260,725)	(195,621)
(Increase) in other assets	(8,019)	(24,841)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	9,240	(5,180)
Excess tax benefits from share-based compensation arrangements	(3,029)	(4,564)

Net cash provided by operating activities	400,904	540,180

Cash flows from investing activities:
Additions to plant and equipment	(277,552)	(314,497)
Proceeds from sales of plant and equipment	4,711	11,555
Acquisition of businesses, net of cash acquired	(34,729)	(44,618)
Decrease (increase) in restricted cash	1,418	(12,679)

Net cash used for investing activities	(306,152)	(360,239)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	361,954	112,169
Other debt borrowings	3,340	3,603
Other debt repayments	(4,303)	(6,197)
Debt issuance costs	(7)	—
Common stock reissued from treasury	84,352	127,522
Treasury stock purchases	(352,832)	(225,177)
Dividends paid	(232,130)	(210,528)
Excess tax benefits from share-based compensation arrangements	3,029	4,564

Net cash used for financing activities	(136,597)	(194,044)

Effect of exchange rates on cash	2,759	(1,932)

Net decrease in cash	(39,086)	(16,035)
Cash at beginning of period	207,872	201,897

Cash at end of period	$168,786	$185,862

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55,670	$54,092
Income taxes	277,455	220,406
See Notes to Consolidated Financial Statements.

SYSCO CORPORATION and its Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “SYSCO,” or “the company” as used in this Form 10-Q refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 30, 2007 consolidated balance sheet which was taken from the audited financial statements included in the company’s Fiscal 2007 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. Certain amounts in the prior periods presented have been reclassified to conform to the fiscal 2008 presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Fiscal 2007 Annual Report on Form 10-K.

A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1 to this Form 10-Q.

2.	Changes in Accounting

SFAS 158

As of June 30, 2007, SYSCO early adopted the measurement date provision of FASB Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). The measurement date provision requires an employer to measure a plan’s assets and benefit obligations as of the end of the employer’s fiscal year. As a result, beginning in fiscal 2008, the measurement date for SYSCO’s defined benefit pension and other postretirement plans corresponds with fiscal year-end rather than the May 31st measurement date previously used. The company performed measurements as of May 31, 2007 and June 30, 2007 of the plan assets and benefit obligations. SYSCO recorded a charge to beginning retained earnings on July 1, 2007 of $3,572,000, net of tax, for the impact of the difference in our pension expense between the two measurement dates. The company also recorded a benefit to beginning accumulated other comprehensive income (loss) on July 1, 2007 of $22,780,000, net of tax, for the impact of the difference in the recognition provision between the two measurement dates.

FIN 48

Effective July 1, 2007, SYSCO adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The impact of adopting this standard is discussed in Note 9, Income Taxes.

3.	New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a business combination. This statement also establishes recognition and measurement principles for the goodwill acquired in a business combination and disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The statement will be effective for SYSCO primarily for business combinations beginning in fiscal 2010. Earlier application of the standard is prohibited.

4.	Restricted Cash

SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.

In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. Escrowed funds in the amount of $5,000,000 related to certain acquisitions were released to sellers of acquired businesses during the first 26 weeks of fiscal 2008.

A summary of restricted cash balances appears below:

	Dec. 29, 2007	June 30, 2007	Dec. 30, 2006
Funds deposited in insurance trusts	$91,511,000	$92,929,000	$91,333,000
Escrow funds related to acquisitions	4,000,000	9,000,000	21,120,000

Total	$95,511,000	$101,929,000	$112,453,000

5.	Debt

In September 2007, an agreement was signed on the revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs, which increased the facility amount to $1,000,000,000. In addition, the termination date on the facility was extended from November 4, 2011 to November 4, 2012.

As of December 29, 2007, SYSCO had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $145,000,000, of which $4,500,000 was outstanding as of December 29, 2007.

As of December 29, 2007, SYSCO’s outstanding commercial paper issuances were $908,180,000 and were classified as long-term debt since the company’s commercial paper programs are supported by its long-term revolving credit facility in the amount of $1,000,000,000.

During the 26-week period ended December 29, 2007, the aggregate of commercial paper issuances and short-term bank borrowings ranged from approximately $532,045,000 to $1,133,241,000.

6.	Employee Benefit Plans

The components of net benefit cost for the 26-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006

Service cost	$45,284,000	$42,328,000	$242,000	$226,000
Interest cost	50,609,000	45,656,000	285,000	266,000
Expected return on plan assets	(67,672,000)	(58,372,000)	—	—
Amortization of prior service cost	2,992,000	2,843,000	72,000	101,000
Recognized net actuarial loss (gain)	1,705,000	4,844,000	(78,000)	(66,000)
Amortization of net transition obligation	—	—	76,000	76,000

Net periodic benefit cost	$32,918,000	$37,299,000	$597,000	$603,000

The components of net benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006
Service cost	$22,642,000	$21,164,000	$121,000	$113,000
Interest cost	25,304,000	22,827,000	143,000	133,000
Expected return on plan assets	(33,836,000)	(29,186,000)	—	—
Amortization of prior service cost	1,496,000	1,423,000	36,000	51,000
Recognized net actuarial loss (gain)	853,000	2,422,000	(39,000)	(33,000)
Amortization of net transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$16,459,000	$18,650,000	$299,000	$302,000

SYSCO’s contributions to its defined benefit plans were $45,648,000 and $45,491,000 during the 26-week periods ended December 29, 2007 and December 30, 2006, respectively.

Although contributions to its qualified pension plan (Retirement Plan) are not required to meet ERISA minimum funding requirements, the company anticipates it will make voluntary contributions of approximately $80,000,000 during fiscal 2008, of which $40,000,000 have been made through December 29, 2007. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2008 contributions to fund benefit payments for the SERP and other post-retirement plans are $12,221,000 and $268,000, respectively.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	26-Week Period Ended		13-Week Period Ended
	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006

Numerator:
Net earnings	$531,137,000	$476,686,000	$264,148,000	$246,538,000

Denominator:
Weighted-average basic shares outstanding	609,489,326	619,642,963	608,169,202	619,158,876
Dilutive effect of employee and director stock options	6,403,789	7,134,078	6,451,032	9,270,965

Weighted-average diluted shares outstanding	615,893,115	626,777,041	614,620,234	628,429,841

Basic earnings per share	$0.87	$0.77	$0.43	$0.40

Diluted earnings per share	$0.86	$0.76	$0.43	$0.39

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 16,500,000 and 23,000,000 for the first 26 weeks of fiscal 2008 and 2007, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 16,000,000 and 14,000,000 for the second quarter of fiscal 2008 and 2007, respectively.

8.	Share-Based Compensation

SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including the 2007 Stock Option Plan, the 2005 Non-Employee Directors Stock Plan, the Employees’ Stock Purchase Plan and the 2005 Management Incentive Plan.

SYSCO accounts for share-based compensation using the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123(R)).

Stock Option Plans

SYSCO’s 2007 Stock Option Plan was adopted in November 2007 and reserved up to 30,000,000 shares of SYSCO common stock for share-based awards to directors, officers and other employees of the company and its subsidiaries at the fair market value (as defined in the plan) at the date of grant. Under the 2007 Stock Option Plan, grants may be made of options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards. In the first 26 weeks of fiscal 2008, options to purchase 6,415,800 shares were granted to employees from this plan.

Options to purchase 6,504,200 shares were granted to employees in the first 26 weeks of fiscal 2007 from the 2004 Stock Option Plan. No further grants will be made from the 2004 Plan, which was replaced by the 2007 Stock Option Plan discussed above.

In the first 26 weeks of fiscal 2008, 47,920 shares of restricted stock were granted to non-employee directors from the 2005 Non-Employee Directors Stock Plan. In the first 26 weeks of fiscal 2007, 30,000 shares of restricted stock and options to purchase 35,000 shares were granted to non-employee directors from the 2005 Non-Employee Directors Stock Plan.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the 26-week periods ended December 29, 2007 and December 30, 2006 was $6.50 and $6.85, respectively.

Employees’ Stock Purchase Plan

In November 2007, the SYSCO Employees’ Stock Purchase Plan was amended to reserve an additional 6,000,000 shares of SYSCO common stock for issuance under the plan.

Shares of SYSCO common stock purchased by plan participants under the SYSCO Employees’ Stock Purchase Plan during the first 26 weeks of fiscal 2008 and 2007 were 833,605 and 900,987, respectively.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $5.14 and $4.79 during the first 26 weeks of fiscal 2008 and 2007, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.

Management Incentive Compensation

A total of 588,143 shares and 323,822 shares at a fair value per share of $32.99 and $30.56, respectively, were issued pursuant to the Management Incentive Plan in the first quarter of fiscal 2008 and fiscal 2007, respectively, for bonuses earned in the preceding fiscal years.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $43,118,000 and $53,653,000 for the first 26 weeks of each of fiscal 2008 and fiscal 2007, respectively.

The total share-based compensation cost that has been recognized in results of operations was $27,925,000 and $22,172,000 for the second quarter of each of fiscal 2008 and fiscal 2007, respectively.

As of December 29, 2007, there was $91,379,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.01 years.

9.	Income Taxes

SYSCO is subject to income tax primarily in the United States and Canada. As discussed in Note 2, Changes in Accounting, the company adopted FIN 48 effective July 1, 2007. As a result of this adoption, the company recognized, as a cumulative effect of change in accounting principle, a $91,635,000 decrease related to FIN 48 in its beginning retained earnings on its July 1, 2007 balance sheet.

As of July 1, 2007, the gross amount of unrecognized tax benefits was $82,639,000, which represents all tax jurisdictions. The company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. As of July 1, 2007, the gross amount of accrued interest liabilities was $126,795,000 related to unrecognized tax benefits. The company does not have any accrued liabilities for penalties related to unrecognized tax benefits. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, estimated amounts required under FIN 48 have been accrued and are classified as a component of income taxes in the consolidated results of operations. This was the company’s accounting policy prior to the adoption of FIN 48, and SYSCO elected to continue this accounting policy post-adoption.

If SYSCO were to recognize all unrecognized tax benefits recorded as of July 1, 2007, approximately $56,034,000 of the $82,639,000 reserve would reduce the effective tax rate. As of the date of adoption of FIN 48 and as of December 29, 2007, the company does not anticipate that any of its unrecognized tax benefits will significantly increase or decrease within the next twelve months. The company does not anticipate accrued interest on unrecognized tax benefits to be material for fiscal 2008.

SYSCO is currently in appeals as it relates to certain adjustments from the Internal Revenue Service (IRS) in relation to its audit of the company’s 2003 and 2004 federal income tax returns. See further discussion in Note 11, Commitments and Contingencies, under the caption “BSCC Cooperative Structure.” The IRS is also auditing SYSCO’s 2005 and 2006 federal income tax returns; however, the company does not believe these audits will conclude in fiscal 2008. SYSCO’s tax returns in the majority of the state and local jurisdictions are no longer subject to audit for years before 2003; however, some jurisdictions have audits open prior to 2003, with the earliest dating back to 1996. Several of the company’s subsidiaries are open to examination in Canada dating back to 2003. Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that may result from those years.

Reflected in the changes in the net deferred tax liability and prepaid/accrued income tax balances from June 30, 2007 to December 29, 2007 is the reclassification of deferred tax liabilities to accrued income taxes related to supply chain distributions. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.

The effective tax rate was 38.2% for the first 26 weeks of fiscal 2008 and 38.4% for the first 26 weeks of fiscal 2007. Included in the effective tax rate for the first 26 weeks of fiscal 2008 was a tax benefit of approximately $7,700,000 resulting from the recognition of a net operating loss deferred tax asset which arose due to a recently enacted state tax law and a decrease in tax provision for a foreign tax liability of approximately $1,600,000, primarily due to a reduction in future tax rates.

The effective tax rate for the second quarter of fiscal 2008 was 38.3%, an increase from the effective tax rate of 38.0% for the second quarter of fiscal 2007. The increase in the effective tax rate for the second quarter of fiscal 2008 was primarily due to reduced gains in the carrying value of corporate-owned life insurance policies to their cash surrender values as compared to higher gains related to these policies in the second quarter of fiscal 2007.

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

During the first 26 weeks of fiscal 2008, the company paid $34,729,000 for acquisitions made during fiscal 2008 and for contingent consideration related to operations acquired in previous fiscal years. In addition, escrowed funds in the amount of $5,000,000 were released to sellers of previously acquired businesses during the first 26 weeks of fiscal 2008.

Some of the company’s acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of December 29, 2007 included $72,228,000 in cash, which, if distributed, could result in the recording of additional goodwill. Such amounts are to be paid out over periods of up to four years from the date of acquisition if the contingent criteria are met.

11.	Commitments and Contingencies

SYSCO is engaged in various legal proceedings which have arisen but have not been fully adjudicated. Management believes these proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

Product Liability Claim

In October 2007, an arbitration judgment against the company was issued related to a product liability claim from one of SYSCO’s former customers, which formalized a preliminary award by the arbitrator in July 2007. As of the year ended June 30, 2007, the company had recorded $50,296,000 on its consolidated balance sheet within accrued expenses related to the accrual of this loss and a corresponding receivable of $48,296,000 within prepaid expenses and other current assets, which represented the estimate of the loss less the $2,000,000 deductible on SYSCO’s insurance policy, as the company anticipated recovery from various parties. In December 2007, the company paid its deductible on its insurance policy and made arrangements with its insurance carrier and other parties who paid the remaining amount of the judgment in excess of the company’s deductible. The company no longer has any remaining contingent liabilities related to this claim.

Multi-Employer Pension Plans

SYSCO contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. SYSCO does not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other employers contributing to the plan. Based upon the information available from plan administrators, management believes that several of these multi-employer plans are underfunded. In addition, the Pension Protection Act, enacted in August 2006, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding, perhaps beginning as soon as calendar 2008. As a result, SYSCO expects its contributions to these plans to increase in the future.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, SYSCO’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require SYSCO to make payments to the plan for SYSCO’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, SYSCO estimates that its share of withdrawal liability on all the multi-employer plans it participates in could be as much as $135,000,000 based on a voluntary withdrawal. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. Of the plans in which SYSCO participates, one plan is more critically underfunded than the others. During the first quarter of fiscal 2008, SYSCO obtained information that this plan failed to satisfy minimum funding requirements for certain periods and believes it is probable that additional funding will be required as well as the payment of excise tax. As a result, SYSCO recorded a liability of approximately $9,500,000 related to its share of the minimum funding requirements and related excise tax for these periods. Currently, management cannot estimate when the payment of this contribution will be required.

BSCC Cooperative Structure

SYSCO’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code. SYSCO believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, SYSCO could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods, and in that event, SYSCO would be liable for interest on such amounts. As of December 29, 2007, SYSCO has recorded deferred income tax liabilities of $734,468,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, SYSCO estimates that in addition to making a current payment for amounts previously deferred, as discussed above, the company may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $240,000,000 to $265,000,000, prior to federal and state income tax benefit, as of December 29, 2007. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of the company’s 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. The company is vigorously protesting these adjustments. The company has reviewed the merits of the issues raised by the IRS, and, while management believes it is probable the company will prevail, the company concluded the measurement model of FIN 48 required an accrual for a portion of the interest exposure.

Fuel Commitments

From time to time, SYSCO may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of December 29, 2007, no outstanding forward diesel fuel purchase commitments existed; however, as of January 26, 2008, outstanding forward diesel fuel purchase commitments total approximately $47,227,000 at a fixed price through the end of fiscal 2008. These agreements meet the definition of a derivative. However, the company elected to use the normal purchase and sale exemption available under relevant accounting literature, which allows SYSCO to account for these agreements on an accrual basis and thus they are not recorded at fair value.

12.	Business Segment Information

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. “Other” financial information is attributable to the company’s other operating segments, including the company’s specialty produce, custom-cut meat and lodging industry segments and a company that distributes to internationally located chain restaurants.

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

The company does not allocate to its segments share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors. The decrease in unallocated corporate expenses for the first 26 weeks of fiscal 2008 over fiscal 2007 is primarily attributable to reduced share-based compensation expense partially offset by reduced gains recorded related to the cash surrender value of corporate-owned life insurance policies. The increase in unallocated corporate expenses for the second quarter of fiscal 2008 over fiscal 2007 is primarily attributable to increased share-based compensation expense and losses recorded in the second quarter of fiscal 2008 related to the cash surrender value of corporate-owned life insurance policies compared to gains recorded in fiscal 2007.

	26-Week Period Ended		13-Week Period Ended
	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006
Sales (in thousands):
Broadline	$14,830,471	$13,554,116	$7,333,071	$6,709,294
SYGMA	2,233,033	2,158,171	1,098,326	1,086,094
Other	1,817,386	1,761,616	929,825	892,801
Intersegment sales	(235,541)	(233,083)	(121,717)	(119,441)

Total	$18,645,349	$17,240,820	$9,239,505	$8,568,748

	26-Week Period Ended		13-Week Period Ended
	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006
Earnings before income taxes (in thousands):
Broadline	$896,906	$819,997	$456,866	$408,891
SYGMA	4,528	5,781	1,742	4,334
Other	64,340	61,808	34,064	33,343

Total segments	965,774	887,586	492,672	446,568
Unallocated corporate expenses	(106,040)	(114,089)	(64,232)	(48,677)

Total	$859,734	$773,497	$428,440	$397,891

	Dec. 29, 2007	June 30, 2007	Dec. 30, 2006
Assets (in thousands):
Broadline	$5,906,764	$5,573,079	$5,448,037
SYGMA	409,156	385,470	377,048
Other	1,016,770	929,573	906,145

Total segments	7,332,690	6,888,122	6,731,320
Corporate	2,620,137	2,630,809	2,586,150

Total	$9,952,827	$9,518,931	$9,317,380

13.	Supplemental Guarantor Information

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

	Condensed Consolidating Balance Sheet
	December 29, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$161,933	$—	$4,722,547	$—	$4,884,480
Investment in subsidiaries	13,408,552	388,751	102,030	(13,899,333)	—
Plant and equipment, net	205,278	—	2,635,951	—	2,841,229
Other assets	698,086	1,463	1,527,569	—	2,227,118

Total assets	$14,473,849	$390,214	$8,988,097	$(13,899,333)	$9,952,827

Current liabilities	$321,830	$932	$2,945,921	$—	$3,268,683
Intercompany payables (receivables)	8,574,425	98,257	(8,672,682)	—	—
Long-term debt	1,877,939	213,997	43,611	—	2,135,547
Other liabilities	552,989	—	665,545	—	1,218,534
Shareholders’ equity	3,146,666	77,028	14,005,702	(13,899,333)	3,330,063

Total liabilities and shareholders’ equity	$14,473,849	$390,214	$8,988,097	$(13,899,333)	$9,952,827

	Condensed Consolidating Balance Sheet
	June 30, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$244,441	$—	$4,431,105	$—	$4,675,546
Investment in subsidiaries	12,675,360	349,367	126,364	(13,151,091)	—
Plant and equipment, net	170,288	—	2,550,945	—	2,721,233
Other assets	654,287	—	1,467,865	—	2,122,152

Total assets	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

Current liabilities	$371,149	$1,034	$3,042,906	$—	$3,415,089
Intercompany payables (receivables)	8,251,239	44,757	(8,295,996)	—	—
Long-term debt	1,471,428	243,786	43,013	—	1,758,227
Other liabilities	505,660	—	561,555	—	1,067,215
Shareholders’ equity	3,144,900	59,790	13,224,801	(13,151,091)	3,278,400

Total liabilities and shareholders’ equity	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

	Condensed Consolidating Balance Sheet
	December 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$179,844	$12	$4,344,883	$—	$4,524,739
Investment in subsidiaries	11,939,935	317,203	150,730	(12,407,868)	—
Plant and equipment, net	187,257	—	2,406,617	—	2,593,874
Other assets	752,294	—	1,446,473	—	2,198,767

Total assets	$13,059,330	$317,215	$8,348,703	$(12,407,868)	$9,317,380

Current liabilities	$408,181	$1,018	$2,834,028	$—	$3,243,227
Intercompany payables (receivables)	7,486,181	16,994	(7,503,175)	—	—
Long-term debt	1,482,019	233,094	40,869	—	1,755,982
Other liabilities	532,062	—	549,462	—	1,081,524
Shareholders’ equity	3,150,887	66,109	12,427,519	(12,407,868)	3,236,647

Total liabilities and shareholders’ equity	$13,059,330	$317,215	$8,348,703	$(12,407,868)	$9,317,380

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 29, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$18,645,349	$—	$18,645,349
Cost of sales	—	—	15,086,427	—	15,086,427

Gross margin	—	—	3,558,922	—	3,558,922
Operating expenses	97,959	74	2,557,244	—	2,655,277

Operating income	(97,959)	(74)	1,001,678	—	903,645
Interest expense (income)	224,082	5,958	(174,754)	—	55,286
Other income, net	(5,433)	—	(5,942)	—	(11,375)

Earnings (losses) before income taxes	(316,608)	(6,032)	1,182,374	—	859,734
Income tax (benefit) provision	(121,010)	(2,305)	451,912	—	328,597
Equity in earnings of subsidiaries	726,735	14,865	—	(741,600)	—

Net earnings	$531,137	$11,138	$730,462	$(741,600)	$531,137

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$17,240,820	$—	$17,240,820
Cost of sales	—	—	13,918,115	—	13,918,115

Gross margin	—	—	3,322,705	—	3,322,705
Operating expenses	101,121	63	2,406,665	—	2,507,849

Operating income	(101,121)	(63)	916,040	—	814,856
Interest expense (income)	199,724	6,040	(151,992)	—	53,772
Other income, net	(7,168)	—	(5,245)	—	(12,413)

Earnings (losses) before income taxes	(293,677)	(6,103)	1,073,277	—	773,497
Income tax (benefit) provision	(118,746)	(2,377)	417,934	—	296,811
Equity in earnings of subsidiaries	651,617	11,792	—	(663,409)	—

Net earnings	$476,686	$8,066	$655,343	$(663,409)	$476,686

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended December 29, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,239,505	$—	$9,239,505
Cost of sales	—	—	7,471,725	—	7,471,725

Gross margin	—	—	1,767,780	—	1,767,780
Operating expenses	62,467	41	1,256,260	—	1,318,768

Operating income	(62,467)	(41)	511,520	—	449,012
Interest expense (income)	113,473	3,207	(87,765)	—	28,915
Other income, net	(4,610)	—	(3,733)	—	(8,343)

Earnings (losses) before income taxes	(171,330)	(3,248)	603,018	—	428,440
Income tax (benefit) provision	(65,641)	(1,244)	231,177	—	164,292
Equity in earnings of subsidiaries	369,837	8,522	—	(378,359)	—

Net earnings	$264,148	$6,518	$371,841	$(378,359)	$264,148

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended December 30, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,568,748	$—	$8,568,748
Cost of sales	—	—	6,915,259	—	6,915,259

Gross margin	—	—	1,653,489	—	1,653,489
Operating expenses	39,652	31	1,191,284	—	1,230,967

Operating income	(39,652)	(31)	462,205	—	422,522
Interest expense (income)	101,446	3,316	(76,756)	—	28,006
Other income, net	(739)	—	(2,636)	—	(3,375)

Earnings (losses) before income taxes	(140,359)	(3,347)	541,597	—	397,891
Income tax (benefit) provision	(58,611)	(1,306)	211,270	—	151,353
Equity in earnings of subsidiaries	328,286	6,116	—	(334,402)	—

Net earnings	$246,538	$4,075	$330,327	$(334,402)	$246,538

	Condensed Consolidating Cash Flows
	26-Week Period Ended December 29, 2007
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(105,286)	$9,574	$496,616	$400,904
Investing activities	(52,093)	—	(254,059)	(306,152)
Financing activities	(107,836)	(29,790)	1,029	(136,597)
Effect of exchange rate on cash	—	—	2,759	2,759
Intercompany activity	245,888	20,216	(266,104)	—

Net decrease in cash	(19,327)	—	(19,759)	(39,086)
Cash at the beginning of the period	135,877	—	71,995	207,872

Cash at the end of the period	$116,550	$—	$52,236	$168,786

	Condensed Consolidating Cash Flows
	26-Week Period Ended December 30, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(44,879)	$(3,707)	$588,766	$540,180
Investing activities	(42,050)	—	(318,189)	(360,239)
Financing activities	(199,243)	8,847	(3,648)	(194,044)
Effect of exchange rate on cash	—	—	(1,932)	(1,932)
Intercompany activity	274,448	(5,140)	(269,308)	—

Net decrease in cash	(11,724)	—	(4,311)	(16,035)
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$119,551	$—	$66,311	$185,862

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements as of June 30, 2007, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as well as our financial statements included within Item 1 in this Form 10-Q.
Highlights
First 26 Weeks
Fiscal 2008 continues to be a challenging operating environment, with high food cost inflation prevailing for the third consecutive quarter. Sales increased 8.1% in the first 26 weeks of fiscal 2008 over the comparable prior-year period. Operating income increased 10.9% over the comparable prior-year period, increasing to 4.9% of sales. Net earnings and diluted earnings per share increased 11.4% and 13.2%, respectively, in the first 26 weeks of fiscal 2008 over the comparable prior-year period. Estimated product cost increases of 5.9% and the corresponding increases in sales contributed to a 0.2 percentage point decrease in gross margins as a percentage of sales and a 0.3 percentage point decrease in operating expenses as a percentage of sales from the corresponding period last year. The significant items which impacted comparability were reduced gains on corporate-owned life insurance policies, provisions related to multi-employer pension funds and share-based compensation expense. The effects on operating income of the reductions in these items largely offset each other in the 26-week period.
     Second Quarter
Sales increased 7.8% in the second quarter of fiscal 2008 over the comparable prior-year period. Operating income increased 6.3% over the comparable prior-year period, decreasing to 4.8% of sales. Net earnings and diluted earnings per share increased 7.1% and 10.3%, respectively, in the second quarter of fiscal 2008 over the comparable prior-year period. Estimated product cost increases of 5.9% and the corresponding increases in sales contributed to a 0.2 percentage point decrease in gross margins as a percentage of sales and a 0.1 percentage point decrease in operating expenses as a percentage of sales from the corresponding period last year. Operating expenses were negatively impacted by losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values and an increase in share-based compensation expense.
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
We estimate that we serve about 15% of an approximately $225 billion annual market that includes the foodservice market and the hotel amenity, furniture and textile market both in the United States and Canada. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level in the United States and Canada. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially since that time.
General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our sales. Historically, we have grown at a faster rate than the overall industry and have grown our market share in this fragmented industry. We intend to continue our efforts to expand our market share and grow earnings by focusing on sales growth, brand management, productivity gains, sales force effectiveness and supply chain management.
     Strategic Business Initiatives
Our strategic business initiatives are designed to help us grow by leveraging our market leadership position to continuously improve how our associates buy, handle and market products for our customers. The following areas, which are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, generally comprise the initiatives that will serve as the foundation of our efforts to ensure a sustainable future:
•	Sourcing and National Supply Chain

•	Integrated Delivery

•	Demand

•	Organizational Capabilities
A major component of our National Supply Chain project entails the use of redistribution centers (RDCs). Construction of our second RDC site in Alachua, Florida, which will service our five broadline operating companies in Florida, is in progress and this facility is expected to be operational in the fourth quarter of fiscal 2008.
As a part of our on going strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our results of operations and liquidity and capital resources may be materially impacted by these transactions.
Accounting Changes
As of June 30, 2007, we early adopted the measurement date provision of FASB Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). The measurement date provision requires an employer to measure a plan’s assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. As a result, beginning in fiscal 2008, the measurement date for our defined benefit pension and other postretirement plans corresponds with our fiscal year-end rather than the May 31st measurement date previously used. We have performed measurements as of May 31, 2007 and June 30, 2007 of our plan assets and benefit obligations. We recorded a charge to beginning retained earnings on July 1, 2007 of $3,572,000, net of tax, for the impact of the cumulative difference in our pension expense between the two measurement dates. We also recorded a benefit to beginning accumulated other comprehensive income (loss) on July 1, 2007 of $22,780,000, net of tax, for the impact of the difference in our balance sheet recognition provision between the two measurement dates.

As of July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. As a result of this adoption, we recognized, as a cumulative effect of change in accounting principle, a $91,635,000 decrease in our beginning retained earnings on our July 1, 2007 balance sheet.
Results of Operations
The following table sets forth the components of our results of operations expressed as a percentage of sales for the periods indicated:

	26-Week Period Ended		13-Week Period Ended
	Dec. 29, 2007	Dec. 30, 2006	Dec. 29, 2007	Dec. 30, 2006

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.9	80.7	80.9	80.7

Gross margin	19.1	19.3	19.1	19.3
Operating expenses	14.2	14.5	14.3	14.4

Operating income	4.9	4.8	4.8	4.9
Interest expense	0.3	0.3	0.3	0.3
Other income, net	(0.0)	(0.0)	(0.1)	(0.0)

Earnings before income taxes	4.6	4.5	4.6	4.6
Income taxes	1.7	1.7	1.7	1.7

Net earnings	2.9%	2.8%	2.9%	2.9%

The following table sets forth the change in the components of our results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	26-Week Period	13-Week Period

Sales	8.1%	7.8%
Cost of sales	8.4	8.0

Gross margin	7.1	6.9
Operating expenses	5.9	7.1

Operating income	10.9	6.3
Interest expense	2.8	3.2
Other income, net	(8.4)	*

Earnings before income taxes	11.1	7.7
Income taxes	10.7	8.5

Net earnings	11.4%	7.1%

Basic earnings per share	13.0%	7.5%
Diluted earnings per share	13.2	10.3

Average shares outstanding	(1.6)	(1.8)
Diluted shares outstanding	(1.7)	(2.2)

*	Other income, net was $8,343,000 in the second quarter of fiscal 2008 and $3,375,000 in the second quarter of fiscal 2007.
Sales
Sales were 8.1% greater in the first 26 weeks and 7.8% greater in the second quarter of fiscal 2008 than the comparable periods of the prior year. Inflation was a significant contributor to sales growth. Estimated product cost increases, an internal measure of inflation, were 5.9% during both the first 26 weeks and the second quarter of fiscal 2008, as compared to 2.5% during the first 26 weeks and 2.6% during the second quarter of fiscal 2007. Non-comparable acquisitions contributed 0.1% to the overall sales growth rate for the first 26 weeks of fiscal 2008. Non-comparable acquisitions were not a material contributing factor to sales growth for the second quarter of fiscal 2008.
Our continued focus on sales growth through the use of business reviews and business development activities, continued investment in customer contact personnel and the efforts of our marketing associates and sales support personnel also contributed to our sales growth.
Operating Income
Operating income increased 10.9% in the first 26 weeks of fiscal 2008 and 6.3% in the second quarter of fiscal 2008 over the comparable periods of the prior year. We were able to continue to manage the current inflationary environment for both the first 26 weeks of fiscal 2008 and the second quarter of fiscal 2008, resulting in gross margin dollars increasing 7.1% and 6.9% in those periods, respectively. Operating expenses increased 5.9% for the first 26 weeks of fiscal 2008 and 7.1% for the second quarter of fiscal 2008.
The high rate of product cost increases and the accompanying increases in sales in the first 26 weeks and second quarter of fiscal 2008 impacts the comparison of gross margins and operating expenses as a percentage of sales between the periods. As sales prices increased, gross margin dollars were earned and operating expense dollars were incurred on a higher sales dollar base. In addition, operating expense dollars increased at a lower rate than sales growth aided by inflation and improvements in operating efficiencies.
We cannot predict if the high rate of product cost inflation will continue in future periods; however, in general, we believe prolonged periods of high inflation, such as the current rate, may have a negative impact on our customers and, as a result, on our sales, gross margins and earnings.
Operating expenses were reduced by the recognition of a gain of $5,023,000 in the first 26 weeks, and increased by a loss of $2,070,000 in the second quarter of fiscal 2008, to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values. This compared to the recognition of a gain of $11,247,000 in the first 26 weeks and $9,852,000 in the second quarter of fiscal 2007.
Share-based compensation cost in the first 26 weeks of fiscal 2008 was $10,535,000 less than the first 26 weeks of fiscal 2007. Share-based compensation cost in the second quarter of fiscal 2008 was $5,753,000 greater than the second quarter of fiscal 2007, primarily as a result of moving the annual grant date for stock options from the first quarter to the second quarter of the fiscal year.
We record a greater amount of share-based compensation expense in the quarter that options are granted. Certain individuals receiving option grants have reached the age and years of service thresholds which will result in their options continuing to vest upon retirement. The compensation expense related to each of these option grants is fully expensed at the grant date rather than over the vesting period. In fiscal 2007, stock option grants were made in the first quarter. In fiscal 2008, stock option grants were made in the second quarter. This timing difference resulted in lower share-based compensation expense in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 and, conversely, higher share-based compensation expense in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. Share-based compensation expense is expected to be approximately $15,000,000 to $20,000,000 lower in fiscal 2008 as compared to fiscal 2007, due primarily to the completion of expense recognition in fiscal 2007 of a significant number of options granted in fiscal 2003.
In addition, we recorded a provision of $9,410,000 in the first 26 weeks of fiscal 2008 related to additional amounts that we expect to be required to contribute to an underfunded multi-employer pension fund. We recorded a provision of $4,700,000 in the first 26 weeks of fiscal 2007 related to our withdrawal from a multi-employer pension fund. See additional discussion of multi-employer pension plans at “Liquidity and Capital Resources, Other Considerations.”
We had fixed price forward diesel purchase contracts in place for approximately 60% of our fuel purchase requirements for the first 26 weeks of fiscal 2008. These agreements expired at the end of December 2007 and were generally at favorable prices as compared to market prices. These agreements helped us manage the impact of rising market fuel prices during the first half of fiscal 2008. New contracts were entered into for a 35% to 40% of our fuel purchase needs for the second half of fiscal 2008. These new contracts are at fixed prices greater than the same period last fiscal year. We estimate that fuel costs will be greater in the second half of fiscal 2008 over the prior year by $30,000,000 to $40,000,000. Our estimate is based upon both current market prices for diesel and the cost committed to in our forward fuel purchase agreements currently in place. While we have certain fuel surcharge agreements with some customers, we may not be able to recover a significant portion of these increased costs.
Net Earnings
Net earnings increased 11.4% in the first 26 weeks and 7.1% in the second quarter of fiscal 2008 over the comparable periods of the prior year. The increases were due primarily to the factors discussed above.
In addition, other income decreased $1,038,000 in the first 26 weeks of fiscal 2008 from the comparable prior year period, and increased $4,968,000 in the second quarter of fiscal 2008 over the second quarter of fiscal 2007. In the first quarter of fiscal 2007, we recorded a gain of approximately $5,800,000 on the sale of land. In the second quarter of fiscal 2008, we recorded a gain of approximately $3,700,000 on the sale of a small interest in a company that supported supplier relationships.
The effective tax rate was 38.2% for the first 26 weeks of fiscal 2008 and 38.4% for the first 26 weeks of fiscal 2007. Included in the effective tax rate for the first 26 weeks of fiscal 2008 was a tax benefit of approximately $7,700,000 resulting from the recognition of a net operating loss deferred tax asset which arose due to a recently enacted state tax law and a decrease in tax provision for a foreign tax liability of approximately $1,600,000, primarily due to a reduction in future tax rates.
The effective tax rate for the second quarter of fiscal 2008 was 38.3%, an increase from the effective tax rate of 38.0% for the second quarter of fiscal 2007. The increase in the effective tax rate for the second quarter of fiscal 2008 was primarily due to reduced gains to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values as compared to higher gains related to these policies in the second quarter of fiscal 2007.
      Earnings Per Share
Basic earnings per share increased 13.0% and 7.5% in the first 26 weeks and second quarter of fiscal 2008, respectively, over the comparable periods of the prior year. Diluted earnings per share increased 13.2% and 10.3% in the first 26 weeks and second quarter of fiscal 2008, respectively, over the comparable periods of the prior year. These increases were due primarily to the factors discussed above, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding and diluted shares outstanding was primarily due to share repurchases.

     Segment Results
The following table sets forth the change in the selected financial data of each of our reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 12, Business Segment Information:

	26-Week Period		13-Week Period
		Earnings before		Earnings before
	Sales	taxes	Sales	taxes
Broadline	9.4%	9.4%	9.3%	11.7%
SYGMA	3.5	*	1.1	* *
Other	3.2	4.1	4.1	2.2

*	SYGMA had earnings before taxes of $4,528,000 in the first 26 weeks of fiscal 2008 and $5,781,000 in the first 26 weeks of fiscal 2007.

**	SYGMA had earnings before taxes of $1,742,000 in the second quarter of fiscal 2008 and $4,334,000 in the second quarter of fiscal 2007.
The following tables set forth sales and earnings before income taxes of each of our reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 12, Business Segment Information:

	26-Week Period Ended
	Dec. 29, 2007		Dec. 30, 2006
		Earnings before		Earnings before
	Sales	taxes	Sales	taxes
Broadline	79.5%	104.3%	78.6%	106.0%
SYGMA	12.0	0.5	12.5	0.8
Other	9.7	7.5	10.2	8.0
Intersegment sales	(1.2)	—	(1.3)	—
Unallocated corporate expenses	—	(12.3)	—	(14.8)

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	Dec. 29, 2007		Dec. 30, 2006
		Earnings before		Earnings before
	Sales	taxes	Sales	taxes
Broadline	79.3%	106.6%	78.3%	102.7%
SYGMA	11.9	0.4	12.7	1.1
Other	10.1	8.0	10.4	8.4
Intersegment sales	(1.3)	—	(1.4)	—
Unallocated corporate expenses	—	(15.0)	—	(12.2)

Total	100.0%	100.0%	100.0%	100.0%

We do not allocate share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors. The decrease in unallocated corporate expenses for the first 26 weeks of fiscal 2008 over fiscal 2007 is primarily attributable to reduced share-based compensation expense partially offset by reduced gains recorded related to the cash surrender values of corporate-owned life insurance policies. The increase in unallocated corporate expenses for the second quarter of fiscal 2008 over fiscal 2007 is primarily attributable to increased share-based compensation expense and losses recorded in the second quarter of fiscal 2008 related to the cash surrender values of corporate-owned life insurance policies compared to gains recorded in fiscal 2007.
      Broadline Segment
Sales were 9.4% greater in the first 26 weeks and 9.3% greater in the second quarter of fiscal 2008 than the comparable periods of the prior year. Inflation was a significant contributor to sales growth. Our continued focus on sales growth through the use of business reviews and business development activities, continued investment in customer contact personnel and the efforts of our marketing associates and sales support personnel also contributed to our sales growth. Non-comparable acquisitions did not have a material impact on the overall sales growth rate for the first 26 weeks or second quarter of fiscal 2008.
Marketing associate-served sales as a percentage of Broadline sales were 49.5% and 48.1% for the first 26 weeks and second quarter of fiscal 2008, respectively, as compared to 49.9% and 48.7% for the comparable prior-year periods. The change in customer mix is primarily due to the addition of significant business with a contract customer.
The increases in earnings before income taxes in the first 26 weeks and second quarter of fiscal 2008 were primarily due to increases in sales, gross margin dollar increases and effective expense management.
     SYGMA Segment
Sales were 3.5% greater in the first 26 weeks and 1.1% greater in the second quarter of fiscal 2008 than the comparable periods of the prior year. Non-comparable acquisitions contributed 0.7% to the overall sales growth rate for the first 26 weeks of fiscal 2008. Non-comparable acquisitions did not have a material impact on the overall sales growth rate for the second quarter of fiscal 2008. Sales growth was primarily due to sales to new customers and sales growth in SYGMA’s existing customer base related to new locations added by those customers. Sales growth was partially offset by lost sales and transferring certain customers to Broadline operations during the first quarter of fiscal 2008.
The decreases in earnings before income taxes in the first 26 weeks and second quarter of fiscal 2008 were due to several factors. Some of SYGMA’s customers have experienced a slowdown in their business. This has resulted in lower cases per delivery and therefore reduced gross margin dollars per stop. In addition, SYGMA has experienced increased costs of labor; specifically, driver compensation, fuel costs, higher depreciation expense resulting from facility expansions and increased auto liability costs.

Liquidity and Capital Resources
We may apply cash provided by operating activities, as supplemented by commercial paper issuances and bank borrowings, towards investments in facilities, fleet and other equipment; cash dividends; acquisitions consistent with our overall growth strategy; and our share repurchase program. As a part of our on going strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our liquidity, borrowing capacity and capital availability may be materially impacted by these transactions.
We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets in the future, including issuances of debt securities under a shelf registration statement filed with the Securities Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements over at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes.
Operating Activities
We generated $400,904,000 in cash flow from operations in the first 26 weeks of fiscal 2008, as compared to $540,180,000 in the first 26 weeks of fiscal 2007. Cash flow from operations in the first 26 weeks of fiscal 2008 and fiscal 2007 was negatively impacted by increases in accounts receivable balances and inventory balances and a decrease in accrued expenses.
The increases in accounts receivable balances in the first 26 weeks of fiscal 2008 and fiscal 2007 were primarily due to changes in customer mix as sales to multi-unit customers represented a larger percentage of total SYSCO sales at the end of the first 26 weeks as compared to the end of the prior fiscal year. Payment terms for multi-unit customers are traditionally longer than the overall SYSCO average. To a lesser extent, sales with other customers with longer-than-average payment terms were greater in the first 26 weeks of fiscal 2008 as compared to the end of fiscal 2007.
Inventory balances increased primarily due to product cost increases, changes in product mix and increases in on hand inventory due to current and anticipated sales volume. Historically, we have experienced elevated inventory levels during the holiday period which occurs at end of the second quarter. Sales in the last weeks of the quarter are at lower volumes due to the holiday period, which can build inventory levels. As well, purchasing levels are typically increased at the end of the quarter in anticipation of increased sales volumes from the re-opening of schools after the holiday period. Product mix also impacted the first 26 weeks of fiscal 2008, as products held in inventory for a longer duration were a greater portion of our inventory at the end of the first 26 weeks of fiscal 2008 as compared to the end of fiscal year 2007.
Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors due to the use of more efficient electronic payment methods.
Cash flow from operations was negatively impacted by a decrease in accrued expenses of $165,581,000 for the first 26 weeks of fiscal 2008 and a decrease of $24,942,000 for the first 26 weeks of fiscal 2007. These decreases were primarily due to the payment of prior-year annual incentive bonuses partially offset by accruals for current year incentives and to the payment of 401(k) matching contributions in the first quarter of each fiscal year.

Also affecting the decrease in accrued expenses and the decrease in prepaid expenses and other current assets during the first 26 weeks of fiscal 2008 was the reversal of an accrual for a product liability claim of $50,296,000 and the corresponding receivable of $48,296,000 recorded in fiscal 2007, as our insurance carrier and other parties paid the full amount of the judgment in excess of our deductible. See further discussion of the product liability claim under Other Considerations.
Other long-term liabilities and prepaid pension cost, net, increased $9,240,000 during the first 26 weeks of fiscal 2008 and decreased $5,180,000 during the first 26 weeks of fiscal 2007. The increase in the first 26 weeks of fiscal 2008 was primarily attributable to an increase in deferred compensation from incentive compensation deferrals of prior-year annual incentive bonuses. This increase was partially offset by the recording of net pension costs and the timing of pension contributions to our company-sponsored plans. In the first 26 weeks of fiscal 2008, we recorded net pension costs of $32,918,000 and contributed $45,648,000 to our pension plans. The decrease in the first 26 weeks of fiscal 2007 was related to the recording of net pension costs and the timing of pension contributions to our company-sponsored plans. In the first 26 weeks of fiscal 2007, we recorded net pension costs of $37,299,000 and contributed $45,491,000 to our pension plans.
Financing Activities
During the first 26 weeks of fiscal 2008, we repurchased a total of 10,723,700 shares of our common stock at a cost of $352,832,000, as compared to 6,638,700 shares at a cost of $225,177,000 for the comparable period in fiscal 2007. An additional 2,371,200 shares at a cost of $69,891,000 have been purchased through January 26, 2008, resulting in a remaining authorization by our Board of Directors to repurchase up to 10,012,800 shares, based on the trades made through that date.
Dividends paid in the first 26 weeks of fiscal 2008 were $232,130,000, or $0.38 per share, as compared to $210,528,000, or $0.34 per share, in the comparable period of fiscal 2007. In November 2007, we declared our regular quarterly dividend for the third quarter of fiscal 2008, increasing it to $0.22 per share, which was paid in January 2008.
As of December 29, 2007, we had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which $4,500,000 was outstanding at December 29, 2007. Such borrowings were $23,800,000 as of January 26, 2008.
As of December 29, 2007, our outstanding commercial paper issuances were $908,180,000. Such borrowings were $977,194,000 as of January 26, 2008. During the 26-week period ended December 29, 2007, the aggregate of commercial paper and short-term bank borrowings ranged from approximately $532,045,000 to $1,133,241,000.
In January 2008, the SEC granted our request to terminate our then existing shelf registration statement that was filed with the SEC in April 2005 for the issuance of debt securities. We intend to file a new well-known seasoned issuer shelf registration statement for the issuance of up to $1,000,000,000 in debt securities with the SEC in February 2008.
In September 2007, an agreement was signed on the revolving credit facility supporting our U.S. and Canadian commercial paper programs, which increased the facility amount to $1,000,000,000. In addition, the termination date on the facility was extended from November 4, 2011 to November 4, 2012 in accordance with the terms of the agreement.

Our long-term debt to capitalization ratio was 39.1% at December 29, 2007. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
Other Considerations
Product Liability
In October 2007, an arbitration judgment was issued against us related to a product liability claim from one of our former customers. This judgment formalized a preliminary award by the arbitrator in July 2007. As of the year ended June 30, 2007, we had recorded $50,296,000 on our consolidated balance sheet within accrued expenses related to the accrual of this loss and a corresponding receivable of $48,296,000 within prepaid expenses and other current assets, which represented the estimate of the loss less the $2,000,000 deductible on SYSCO’s insurance policy as we anticipated recovery from various parties. In December 2007, we paid our deductible on our insurance policy and made arrangements with our insurance carrier and other parties who paid the remaining amount of the judgment in excess of our deductible. We no longer have any remaining contingent liabilities related to this claim.
Multi-Employer Pension Plans
As discussed in Note 11, Commitments and Contingencies, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, we estimate that our share of withdrawal liability on all the multi-employer plans we participate in, some of which appear to be underfunded, could be as much as $135,000,000 based on a voluntary withdrawal.
Required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, the Pension Protection Act, enacted in August 2006, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding, perhaps beginning as soon as calendar 2008. Unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes could cause us to raise additional capital through debt financing or the issuance of equity or we may be required to cancel planned capital expenditures or share repurchases or a combination of these items. Of the plans in which SYSCO participates, one plan is more critically underfunded than the others. During the first quarter of fiscal 2008, we obtained information that this plan failed to satisfy minimum funding requirements for certain periods and believe it is probable that additional funding will be required as well as the payment of excise tax. As a result, we recorded a liability of approximately $9,500,000 related to our share of the minimum funding requirements and related excise tax for these periods. Currently, we cannot estimate when the payment of this contribution will be required.

BSCC Cooperative Structure
Our affiliate, BSCC, is a cooperative taxed under subchapter T of the United States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods, and in that event, we would be liable for interest on such amounts. As of December 29, 2007, SYSCO has recorded deferred income tax liabilities of $734,468,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $240,000,000 to $265,000,000, prior to federal and state income tax benefit, as of December 29, 2007. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS, and while management believes it is probable we will prevail, we concluded the measurement model of FIN 48 required us to provide an accrual for a portion of the interest exposure. We do not expect that this matter will be resolved until after the end of the current fiscal year. If a taxing authority requires us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, we would be required to raise additional capital through debt financing or the issuance of equity or we may have to forego or defer planned capital expenditures or share repurchases or a combination of these items.
Contractual Obligations
Our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 contains a table that summarizes our obligations and commitments to make contractual future payments as of June 30, 2007. Since June 30, 2007, there have been two material changes to our contractual obligations table. First, the product liability claim has been paid by our insurance company and other various parties as described within Other Considerations. Second, we have added our liability for unrecognized tax benefits and related interest due to our adoption of FIN 48 on July 1, 2007. As of December 29, 2007, we had a liability of $63,340,000 for unrecognized tax benefits for all tax jurisdictions and $133,036,000 for related interest that could result in cash payment. We do not anticipate that any of our unrecognized tax benefits and related interest will significantly increase or decrease within the next 12 months. In addition, we do not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. For further discussion of the impact of adopting FIN 48, see Note 9, Income Taxes.
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
New Accounting Standards
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a business combination. This statement also establishes recognition and measurement principles for the goodwill acquired in a business combination and disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The statement will be effective for SYSCO primarily for business combinations beginning in fiscal 2010. Earlier application of the standard is prohibited.
Forward-Looking Statements
Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding: expense trends; the impact of ongoing legal proceedings; the timing of the National Supply Chain project and regional distribution centers; the ability to increase sales and market share and grow earnings; continued competitive advantages and positive results from strategic business initiatives; the potential for future success; anticipated pension plan liabilities and contributions of various pension plans; the outcome of ongoing tax audits; the continuing impact of economic conditions on sales growth; growth strategies; and our ability to meet our cash requirements while maintaining sufficient liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, including risks relating to: the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including inflation, the current economic environment, increased fuel costs and consumer spending; SYSCO’s leverage and debt risks; the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results; the effects of competition on us and our customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management’s allocation of capital and the timing of capital purchases; risks relating to the successful completion and operation of the national supply chain project including the Northeast Redistribution Center; the risk that the IRS or other taxing authorities will disagree with our tax positions and seek to impose interest or penalties; the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent; that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans; or that the Pension Protection Act could require that we make additional pension contributions; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.

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

At December 29, 2007, we had outstanding $908,180,000 of commercial paper issuances at variable rates of interest with maturities through March 17, 2008. Excluding commercial paper issuances, our long-term debt obligations at December 29, 2007 were $1,230,423,000, of which approximately 95% were at fixed rates of interest.

In order to partially manage the volatility and uncertainty of fuel costs, from time to time we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 29, 2007, there were no outstanding forward diesel fuel purchase commitments; however, as of January 26, 2008, outstanding forward diesel fuel purchase commitments total approximately $47,227,000, which will lock in the price on 35% to 40% of our fuel purchases through the end of fiscal 2008. These new contracts are at fixed prices greater than the same period last fiscal year. We estimate that fuel costs will be greater in the second half of fiscal year 2008 over the prior year by $30,000,000 to $40,000,000. Our estimate is based upon both current market prices for diesel and the cost committed to in our forward purchase commitments.
Item 4.	Controls and Procedures

SYSCO’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 29, 2007, our chief executive officer and chief financial officer concluded that, as of such date, SYSCO’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the second quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total Number of		Part of Publicly	Yet Be Purchased
	Shares Purchased	(b) Average Price	Announced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs	Programs

Month #1 Sept. 30 — Oct. 27	1,527,420	$34.40	1,500,000	15,825,000
Month #2 Oct. 28 — Nov. 24	796,552	33.64	750,000	15,075,000
Month #3 Nov. 25 — Dec. 29	2,714,954	32.15	2,691,000	12,384,000
Total	5,038,926	33.07	4,941,000	12,384,000

(1)	The total number of shares purchased includes 27,420, 46,552 and 23,954 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced programs described below.

On July 18, 2007, we announced that our Board of Directors approved the repurchase of 20,000,000 shares. Pursuant to this repurchase program, shares may be acquired in the open market or in privately negotiated transactions at our discretion, subject to market conditions and other factors.

In July 2004, our Board of Directors authorized us to enter into agreements from time to time to extend our ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.

On September 17, 2007 we entered into a stock purchase plan with Shields & Company to purchase up to 3,400,000 shares of SYSCO common stock pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act and pursuant to SYSCO’s previously announced share repurchase program. A total of 2,775,000 shares were purchased between September 17, 2007 and November 6, 2007, including during company “blackout periods.” By its terms, the agreement terminated on November 6, 2007.

On December 17, 2007 we entered into a stock purchase plan with BNY Convergex Execution Solutions to purchase up to 3,000,000 shares of SYSCO common stock pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act and pursuant to SYSCO’s previously announced share repurchase program. A total of 3,000,000 shares were purchased between December 17, 2007 and January 24, 2008, including during company “blackout periods.” By its terms, the agreement terminated on January 29, 2008.

As of January 26, 2008, there were 10,012,800 shares remaining available for repurchase under the publicly announced repurchase program.
Item 3.	Defaults Upon Senior Securities

None
Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on November 9, 2007. Three directors, John M. Cassaday, Manual A. Fernandez and Jackie M. Ward, were elected for a three-year term. Directors whose terms continued after the meeting included Judith B. Craven, Jonathan Golden, Joseph A. Hafner, Jr., Richard G. Merrill, Nancy S. Newcomb, Richard J. Schnieders, Phyllis S. Sewell and Richard S. Tilghman.

Other matters voted on included:
•	Approval of the 2007 Stock Incentive Plan

•	Approval of the Amended and Restated Sysco Corporation 1974 Employees’ Stock Purchase Plan and

•	Ratification of the appointment of Ernst & Young LLP as SYSCO’s independent accountants for fiscal 2008.

The final voting results were as follows:

Matter	Number of Votes Cast			Broker
Voted Upon	For	Against/Withheld	Abstain	Non-Votes

Election of Directors
Class III:
John M. Cassaday	486,105,497	30,472,641	921,213	n/a
Manuel A. Fernandez	489,746,514	26,435,209	1,317,627	n/a
Jackie M. Ward	489,790,899	33,509,083	1,199,368	n/a

Approval of 2007 Stock Incentive Plan	360,638,346	39,301,669	22,398,646	95,160,690

Approval of Amended and Restated Sysco Corporation 1974 Employees’ Stock Purchase Plan	387,871,969	12,060,766	22,405,929	95,160,687

Ratification of Independent Accountants	490,880,619	4,984,046	21,634,685	0
Item 5.	Other Information

None
Item 6.	Exhibits
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated May 11, 2007, incorporated by reference to Exhibit 3.5 to Form 8-K filed on May 15, 2007 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed on June 6, 1995 (File No. 33-60023).

4.2	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.3	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.4	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.5	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.6	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on August 21, 2002 (File No. 333-98489).

4.7#	Letter from Sysco Corporation regarding appointment of new Trustee under the Senior Debt Indenture.

10.1#	Amended and Restated 2005 Non-Employee Directors Stock Plan.

10.2#	First Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan.

10.3#	Fourth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.4#	Amended and Restated 2004 Cash Performance Unit Plan (formerly known as the 2004 Long-Term Incentive Cash Plan and the 2004 Mid-Term Incentive Plan).

10.5	2007 Stock Incentive Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed on September 26, 2007 (File No. 1-6544).

10.6#	Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan.

15.1#	Report from Ernst & Young LLP dated February 4, 2008, re: unaudited financial statements.

15.2#	Acknowledgment letter from Ernst & Young LLP.

31.1#	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION (Registrant)
By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board, Chief Executive Officer and President

Date: February 4, 2008

By	/s/ WILLIAM J. DELANEY
William J. DeLaney
Executive Vice President and Chief Financial Officer

Date: February 4, 2008

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Vice President, Controller and Chief Accounting Officer

Date: February 4, 2008

EXHIBIT INDEX

NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated May 11, 2007, incorporated by reference to Exhibit 3.5 to Form 8-K filed on May 15, 2007 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed on June 6, 1995 (File No. 33-60023).

4.2	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.3	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.4	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.5	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.6	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on August 21, 2002

NO.	DESCRIPTION
(File No. 333-98489).

4.7#	Letter from Sysco Corporation regarding appointment of new Trustee under the Senior Debt Indenture.

10.1#	Amended and Restated 2005 Non-Employee Directors Stock Plan.

10.2#	First Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan.

10.3#	Fourth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.4#	Amended and Restated 2004 Cash Performance Unit Plan (formerly known as the 2004 Long-Term Incentive Cash Plan and the 2004 Mid-Term Incentive Plan).

10.5	2007 Stock Incentive Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed on September 26, 2007 (File No. 1-6544).

10.6#	Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan.

15.1#	Report from Ernst & Young LLP dated February 4, 2008, re: unaudited financial statements.

15.2#	Acknowledgment letter from Ernst & Young LLP.

31.1#	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.