Form 10-Q
period 2008-03-29
SYSCO CORP
filed 2008-05-06
CIK 96021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
600,636,962 shares of the registrant’s common stock were outstanding as of April 26, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	Mar. 29, 2008	June 30, 2007	Mar. 31, 2007
	(unaudited)		(unaudited)
ASSETS
Current assets

Cash	$243,919	$207,872	$180,943
Accounts and notes receivable, less allowances of $65,755, $31,841 and $60,105	2,737,464	2,610,885	2,634,273
Inventories	1,836,683	1,714,187	1,693,084
Prepaid expenses and other current assets	62,432	123,284	66,939
Prepaid income taxes	—	19,318	—

Total current assets	4,880,498	4,675,546	4,575,239
Plant and equipment at cost, less depreciation	2,857,230	2,721,233	2,649,708
Other assets
Goodwill	1,406,700	1,355,313	1,329,745
Intangibles, less amortization	90,242	91,366	89,977
Restricted cash	92,135	101,929	101,105
Prepaid pension cost	416,151	352,390	423,607
Other assets	218,029	221,154	257,940

Total other assets	2,223,257	2,122,152	2,202,374

Total assets	$9,960,985	$9,518,931	$9,427,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$18,900	$10,500
Accounts payable	2,033,198	1,981,190	1,982,126
Accrued expenses	846,989	922,582	810,216
Income taxes	159,628	—	119,919
Deferred taxes	385,878	488,849	357,629
Current maturities of long-term debt	4,504	3,568	104,882

Total current liabilities	3,430,197	3,415,089	3,385,272
Other liabilities
Long-term debt	2,040,546	1,758,227	1,633,091
Deferred taxes	554,137	626,695	688,239
Other long-term liabilities	655,158	440,520	385,198

Total other liabilities	3,249,841	2,825,442	2,706,528
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	697,970	637,154	618,087
Retained earnings	5,839,698	5,544,078	5,357,045
Accumulated other comprehensive income (loss)	47,422	(4,061)	67,441

	7,350,265	6,942,346	6,807,748

Less cost of treasury stock, 165,088,829, 153,334,523 and 148,014,133 shares	4,069,318	3,663,946	3,472,227

Total shareholders’ equity	3,280,947	3,278,400	3,335,521

Total liabilities and shareholders’ equity	$9,960,985	$9,518,931	$9,427,321

Note: The June 30, 2007 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	39-Week Period Ended		13-Week Period Ended
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007

Sales	$27,791,906	$25,813,781	$9,146,557	$8,572,961
Cost of sales	22,498,463	20,856,982	7,412,036	6,938,867

Gross margin	5,293,443	4,956,799	1,734,521	1,634,094
Operating expenses	3,972,154	3,757,800	1,316,877	1,249,951

Operating income	1,321,289	1,198,999	417,644	384,143
Interest expense	84,030	79,472	28,744	25,700
Other income, net	(18,660)	(14,949)	(7,285)	(2,536)

Earnings before income taxes	1,255,919	1,134,476	396,185	360,979
Income taxes	483,881	436,791	155,284	139,980

Net earnings	$772,038	$697,685	$240,901	$220,999

Net earnings:
Basic earnings per share	$1.27	$1.13	$0.40	$0.36
Diluted earnings per share	1.26	1.11	0.40	0.35

Average shares outstanding	607,380,306	618,988,223	603,170,150	617,678,739
Diluted shares outstanding	612,241,790	626,507,744	605,773,862	625,750,925

Dividends declared per common share	$0.63	$0.55	$0.22	$0.19
See Notes to Consolidated Financial Statements.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	39-Week Period Ended		13-Week Period Ended
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007

Net earnings	$772,038	$697,685	$240,901	$220,999

Other comprehensive income, net of tax:
Foreign currency translation adjustment	23,977	(17,497)	(25,919)	5,191
Amortization of cash flow hedge	320	320	107	107
Amortization of unrecognized prior service cost	2,835	—	946	—
Amortization of unrecognized actuarial losses (gains), net	1,502	—	500	—
Amortization of unrecognized transition obligation	69	—	23	—

Total other comprehensive income (loss)	28,703	(17,177)	(24,343)	5,298

Comprehensive income	$800,741	$680,508	$216,558	$226,297

See Notes to Consolidated Financial Statements.

SYSCO CORPORATION and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	39-Week Period Ended
	Mar. 29, 2008	Mar. 31, 2007

Cash flows from operating activities:
Net earnings	$772,038	$697,685
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	61,154	75,749
Depreciation and amortization	275,747	270,236
Deferred tax provision	450,569	405,228
Provision for losses on receivables	25,926	23,251
Gain on sale of assets	(2,496)	(5,791)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(138,425)	(170,145)
(Increase) in inventories	(112,867)	(86,722)
Decrease (increase) in prepaid expenses and other current assets	61,230	(7,933)
Increase in accounts payable	41,082	101,707
(Decrease) increase in accrued expenses	(81,931)	47,928
(Decrease) in accrued income taxes	(362,878)	(352,399)
Decrease (increase) in other assets	4,427	(26,976)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	2,398	(12,621)
Excess tax benefits from share-based compensation arrangements	(3,352)	(7,032)

Net cash provided by operating activities	992,622	952,165

Cash flows from investing activities:
Additions to plant and equipment	(392,706)	(457,174)
Proceeds from sales of plant and equipment	11,428	14,119
Acquisition of businesses, net of cash acquired	(50,464)	(48,534)
Decrease (increase) in restricted cash	2,794	(1,331)

Net cash used for investing activities	(428,948)	(492,920)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	(486,122)	(10,235)
Other debt borrowings	755,892	4,480
Other debt repayments	(5,497)	(7,418)
Debt issuance costs	(4,192)	(7)
Common stock reissued from treasury	102,438	184,950
Treasury stock purchases	(529,179)	(329,342)
Dividends paid	(365,333)	(328,029)
Excess tax benefits from share-based compensation arrangements	3,352	7,032

Net cash used for financing activities	(528,641)	(478,569)

Effect of exchange rates on cash	1,014	(1,630)

Net increase (decrease) in cash	36,047	(20,954)
Cash at beginning of period	207,872	201,897

Cash at end of period	$243,919	$180,943

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$88,514	$86,733
Income taxes	386,570	383,076
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
     3. New Accounting Standards
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a business combination. This statement also establishes recognition and measurement principles for the goodwill acquired in a business combination and disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SYSCO will apply this statement primarily for business combinations beginning in fiscal 2010. Earlier application of the standard is prohibited.
FSP 157-2
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a common definition for fair value under generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS 157 will be effective for SYSCO in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. As a result of the deferral, SFAS 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The company is continuing to evaluate the impact of the provisions of SFAS 157.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement will be effective for SYSCO’s financial statements beginning with the third quarter of fiscal 2009. The company is currently evaluating the impact the adoption of SFAS 161 may have on its financial statement disclosures.
     4. Restricted Cash
SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.
In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. Escrowed funds in the amount of $7,000,000 related to certain acquisitions were released to sellers of acquired businesses during the first 39 weeks of fiscal 2008. In addition, escrowed funds in the amount of $2,000,000 were released from escrow related to an acquisition for which the contingent consideration period expired without the additional consideration being earned.
A summary of restricted cash balances appears below:

	Mar. 29, 2008	June 30, 2007	Mar. 31, 2007
Funds deposited in insurance trusts	$92,135,000	$92,929,000	$92,105,000
Escrow funds related to acquisitions	—	9,000,000	9,000,000

Total	$92,135,000	$101,929,000	$101,105,000

     5. Debt
In September 2007, an agreement was signed on the revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs, which increased the facility amount to $1,000,000,000. In addition, the termination date on the facility was extended from November 4, 2011 to November 4, 2012.
In January 2008, the SEC granted SYSCO’s request to terminate its then existing shelf registration statement that was filed with the SEC in April 2005 for the issuance of debt securities. In February 2008, SYSCO filed with the SEC an automatically effective well-known seasoned issuer shelf registration statement for the issuance of up to $1,000,000,000 in debt securities.
In February 2008, SYSCO issued 4.20% senior notes totaling $250,000,000 due February 12, 2013 (the “2013 notes”) and 5.25% senior notes totaling $500,000,000 due February 12, 2018 (the “2018 notes”) under its February 2008 shelf registration. The 2013 and 2018 notes, which were priced at 99.835% and 99.310% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows SYSCO to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper issuances outstanding as of February 2008.
As of March 29, 2008, SYSCO had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $145,000,000, of which none was outstanding as of March 29, 2008.
As of March 29, 2008, SYSCO’s outstanding commercial paper issuances were $64,604,000 and were classified as long-term debt since the company’s commercial paper programs are supported by its long-term revolving credit facility in the amount of $1,000,000,000.
During the 39-week period ended March 29, 2008, the aggregate of commercial paper issuances and short-term bank borrowings ranged from approximately $64,194,000 to $1,133,241,000.

     6. Employee Benefit Plans
The components of net benefit cost for the 39-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007

Service cost	$67,927,000	$63,492,000	$363,000	$339,000
Interest cost	75,913,000	68,484,000	427,000	399,000
Expected return on plan assets	(101,509,000)	(87,558,000)	—	—
Amortization of prior service cost	4,490,000	4,264,000	109,000	151,000
Recognized net actuarial loss (gain)	2,556,000	7,266,000	(117,000)	(99,000)
Amortization of net transition obligation	—	—	114,000	114,000

Net periodic benefit cost	$49,377,000	$55,948,000	$896,000	$904,000

The components of net benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007

Service cost	$22,643,000	$21,164,000	$121,000	$113,000
Interest cost	25,304,000	22,828,000	142,000	133,000
Expected return on plan assets	(33,837,000)	(29,186,000)	—	—
Amortization of prior service cost	1,498,000	1,421,000	37,000	50,000
Recognized net actuarial loss (gain)	851,000	2,422,000	(39,000)	(33,000)
Amortization of net transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$16,459,000	$18,649,000	$299,000	$301,000

SYSCO’s contributions to its defined benefit plans were $69,237,000 and $68,168,000 during the 39-week periods ended March 29, 2008 and March 31, 2007, respectively.
Although contributions to its qualified pension plan (Retirement Plan) are not required to meet ERISA minimum funding requirements, the company anticipates it will make voluntary contributions of approximately $80,000,000 during fiscal 2008, of which $60,000,000 have been made through March 29, 2008. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2008 contributions to fund benefit payments for the SERP and other post-retirement plans are $12,433,000 and $268,000, respectively.

     7. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	39-Week Period Ended		13-Week Period Ended
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007

Numerator:
Net earnings	$772,038,000	$697,685,000	$240,901,000	$220,999,000

Denominator:
Weighted-average basic shares outstanding	607,380,306	618,988,223	603,170,150	617,678,739
Dilutive effect of employee and director stock options	4,861,484	7,519,521	2,603,712	8,072,186

Weighted-average diluted shares outstanding	612,241,790	626,507,744	605,773,862	625,750,925

Basic earnings per share	$1.27	$1.13	$0.40	$0.36

Diluted earnings per share	$1.26	$1.11	$0.40	$0.35

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 32,700,000 and 22,000,000 for the first 39 weeks of fiscal 2008 and 2007, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 46,500,000 and 14,000,000 for the third quarter of fiscal 2008 and 2007, respectively.
     8. Share-Based Compensation
SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including the 2007 Stock Incentive Plan, the 2005 Non-Employee Directors Stock Plan, the Employees’ Stock Purchase Plan and the 2005 Management Incentive Plan.
SYSCO accounts for share-based compensation using the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”.
Stock Option Plans
SYSCO’s 2007 Stock Incentive Plan was adopted in November 2007 and provides for the issuance of up to 30,000,000 shares of SYSCO common stock for share-based awards to directors, officers and other employees of the company and its subsidiaries at the fair market value (as defined in the plan) at the date of grant. Under the 2007 Stock Incentive Plan, grants may be made of options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards. In the first 39 weeks of fiscal 2008, options to purchase 6,415,800 shares were granted to employees from this plan.
Options to purchase 6,504,200 shares were granted to employees in the first 39 weeks of fiscal 2007 from the 2004 Stock Option Plan. No further grants will be made from the 2004 Plan, which was replaced by the 2007 Stock Incentive Plan discussed above.

In the first 39 weeks of fiscal 2008, 52,430 shares of restricted stock were granted to non-employee directors from the 2005 Non-Employee Directors Stock Plan. In the first 39 weeks of fiscal 2007, 42,000 shares of restricted stock and options to purchase 35,000 shares were granted to non-employee directors from the 2005 Non-Employee Directors Stock Plan. Of the 42,000 shares of restricted stock granted to non-employee directors in fiscal 2007, 12,000 shares in the aggregate were issued to two new non-employee directors as one-time retainer awards.
The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the 39-week periods ended March 29, 2008 and March 31, 2007 was $6.50 and $6.85, respectively.
Employees’ Stock Purchase Plan
In November 2007, the SYSCO Employees’ Stock Purchase Plan was amended to reserve an additional 6,000,000 shares of SYSCO common stock for issuance under the plan.
Shares of SYSCO common stock purchased by plan participants under the SYSCO Employees’ Stock Purchase Plan during the first 39 weeks of fiscal 2008 and 2007 were 1,287,844 and 1,286,176, respectively.
The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.98 and $5.00 during the first 39 weeks of fiscal 2008 and 2007, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.
Management Incentive Compensation
A total of 588,143 shares and 323,822 shares at a fair value per share of $32.99 and $30.56, respectively, were issued pursuant to the Management Incentive Plan in the first quarter of fiscal 2008 and fiscal 2007, respectively, for bonuses earned in the preceding fiscal years.
All Share-Based Payment Arrangements
The total share-based compensation cost that has been recognized in results of operations was $61,154,000 and $75,749,000 for the first 39 weeks of each of fiscal 2008 and fiscal 2007, respectively.
The total share-based compensation cost that has been recognized in results of operations was $18,036,000 and $22,096,000 for the third quarter of each of fiscal 2008 and fiscal 2007, respectively.
As of March 29, 2008, there was $78,558,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.93 years.

9. Income Taxes
SYSCO is subject to income tax primarily in the United States and Canada. As discussed in Note 2, Changes in Accounting, the company adopted FIN 48 effective July 1, 2007. As a result of this adoption, the company recognized, as a cumulative effect of change in accounting principle, a $91,635,000 decrease in its beginning retained earnings on its July 1, 2007 balance sheet.
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
If SYSCO were to recognize all unrecognized tax benefits recorded as of July 1, 2007, approximately $56,034,000 of the $82,639,000 reserve would reduce the effective tax rate. As of the date of adoption of FIN 48 and as of March 29, 2008, the company does not anticipate that any of its unrecognized tax benefits will significantly increase or decrease within the next twelve months. The company does not anticipate accrued interest on unrecognized tax benefits to be material for fiscal 2008.
SYSCO is currently in appeals as it relates to certain adjustments from the Internal Revenue Service (IRS) in relation to its audit of the company’s 2003 and 2004 federal income tax returns. See further discussion in Note 11, Commitments and Contingencies, under the caption “BSCC Cooperative Structure.” The IRS is also auditing SYSCO’s 2005 and 2006 federal income tax returns; however, the company does not believe these audits will conclude in fiscal 2008. At the date of the adoption of FIN 48, SYSCO’s tax returns in the majority of the state and local jurisdictions and Canada were no longer subject to audit for years before 2003. As of March 29, 2008, SYSCO’s tax returns in the majority of the state and local jurisdictions and Canada are no longer subject to audit for the years before 2004. However, some jurisdictions have audits open prior to 2003, with the earliest dating back to 1996. Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been accrued for any adjustments that may result from those years.
Reflected in the changes in the net deferred tax liability and prepaid/accrued income tax balances from June 30, 2007 to March 29, 2008 is the reclassification of deferred tax liabilities to accrued income taxes related to supply chain distributions. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.
The effective tax rate was 38.5% for both the first 39 weeks of fiscal 2008 and fiscal 2007. The effective tax rate for the first 39 weeks of fiscal 2008 was favorably impacted by tax benefits of approximately $7,700,000 resulting from the recognition of a net operating loss deferred tax asset which arose due to a recently enacted state tax law and $7,300,000 related to the reversal of valuation allowances previously recorded on certain Canadian net operating loss deferred tax assets. The effective tax rate for the first 39 weeks of fiscal 2008 was negatively impacted by the recognition of losses to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values.

The effective tax rate for the third quarter of fiscal 2008 was 39.2%, an increase from the effective tax rate of 38.8% for the third quarter of fiscal 2007. The tax rate was negatively impacted in the third quarter of fiscal 2008 by the recognition of losses to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values, as compared to the favorable impact of the recognition of gains related to these policies in the third quarter of fiscal 2007. The effective tax rate for the third quarter of fiscal 2008 was favorably impacted by the reversal of valuation allowances previously recorded on certain Canadian net operating loss deferred tax assets.
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
10. Acquisitions
During the first 39 weeks of fiscal 2008, the company paid $50,464,000 for acquisitions made during fiscal 2008 and for contingent consideration related to operations acquired in previous fiscal years. In addition, escrowed funds in the amount of $7,000,000 were released to sellers of previously acquired businesses during the first 39 weeks of fiscal 2008.
Some of the company’s acquisitions involve contingent consideration typically payable only in the event that specified operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of March 29, 2008 included $75,457,000 in cash, which, if distributed, could result in the recording of additional goodwill. Such amounts are to be paid out over periods of up to four years from the date of acquisition if the contingent criteria are met.
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

     Multi-Employer Pension Plans
SYSCO contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. SYSCO does not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other employers contributing to the plan. Based upon the information available from plan administrators, management believes that several of these multi-employer plans are underfunded. In addition, the Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, SYSCO expects its contributions to these plans to increase in the future.
Under current law regarding multi-employer defined benefit plans, a plan’s termination, SYSCO’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require SYSCO to make payments to the plan for SYSCO’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, SYSCO estimates that its share of withdrawal liability on all the multi-employer plans it participates in could be as much as $135,000,000 based on a voluntary withdrawal. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. Of the plans in which SYSCO participates, one plan is more critically underfunded than the others. During the first quarter of fiscal 2008, SYSCO obtained information that this plan failed to satisfy minimum funding requirements for certain periods and believes it is probable that additional funding will be required as well as the payment of excise tax. As a result, SYSCO recorded a liability of approximately $9,500,000 related to its share of the minimum funding requirements and related excise tax for these periods. Currently, management cannot estimate when the payment of this contribution will be required and is continuing to explore SYSCO’s alternatives as it relates to this plan.
     BSCC Cooperative Structure
SYSCO’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code. SYSCO believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, SYSCO could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods, and in that event, SYSCO would be liable for interest on such amounts. As of March 29, 2008, SYSCO has recorded deferred income tax liabilities of $890,926,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, SYSCO estimates that in addition to making a current payment for amounts previously deferred, as discussed above, the company may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $270,000,000 to $295,000,000, prior to federal and state income tax benefit, as of March 29, 2008. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of the company’s 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. The company is vigorously protesting these adjustments. The company has reviewed the merits of the issues raised by the IRS, and, while management believes it is probable the company will prevail, the company concluded the measurement model of FIN 48 required an accrual for a portion of the interest exposure.
     Fuel Commitments
From time to time, SYSCO may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of March 29, 2008, outstanding forward diesel fuel purchase commitments total approximately $28,336,000 at a fixed price through the end of fiscal 2008. These agreements meet the definition of a derivative. However, the company elected to use the normal purchase and sale exemption available under relevant accounting literature, which allows SYSCO to account for these agreements on an accrual basis and thus they are not recorded at fair value.
12. Business Segment Information
The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. “Other” financial information is attributable to the company’s other operating segments, including the company’s specialty produce, custom-cut meat and lodging industry segments and a company that distributes to international customers.
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
Included in unallocated corporate expenses are share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors and gains or losses recognized to adjust corporate-owned life insurance policies to their cash surrender values. The increase in unallocated corporate expenses for both the first 39 weeks and third quarter of fiscal 2008 over the comparable prior year periods is primarily attributable to losses recognized in fiscal 2008 to adjust corporate-owned life insurance policies to their cash surrender values compared to gains recognized related to these policies in fiscal 2007, partially offset by reduced share-based compensation expense.

	39-Week Period Ended		13-Week Period Ended
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007
Sales (in thousands):
Broadline	$22,060,821	$20,270,627	$7,230,350	$6,716,512
SYGMA	3,371,693	3,240,706	1,138,660	1,082,534
Other	2,706,051	2,648,772	888,665	887,156
Intersegment sales	(346,659)	(346,324)	(111,118)	(113,241)

Total	$27,791,906	$25,813,781	$9,146,557	$8,572,961

	39-Week Period Ended		13-Week Period Ended
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007
Earnings before income taxes (in thousands):
Broadline	$1,322,103	$1,195,941	$425,197	$375,944
SYGMA	8,846	9,858	4,318	4,077
Other	96,391	93,438	32,051	31,631

Total segments	1,427,340	1,299,237	461,566	411,652
Unallocated corporate expenses	(171,421)	(164,761)	(65,381)	(50,673)

Total	$1,255,919	$1,134,476	$396,185	$360,979

	Mar. 29, 2008	June 30, 2007	Mar. 31, 2007
Assets (in thousands):
Broadline	$5,898,385	$5,573,079	$5,543,427
SYGMA	400,399	385,470	378,481
Other	1,011,115	929,573	934,794

Total segments	7,309,899	6,888,122	6,856,702
Corporate	2,651,086	2,630,809	2,570,619

Total	$9,960,985	$9,518,931	$9,427,321

13.	Supplemental Guarantor Information

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

	Condensed Consolidating Balance Sheet
	March 29, 2008
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$219,823	$—	$4,660,675	$—	$4,880,498
Investment in subsidiaries	13,756,751	381,547	114,990	(14,253,288)	—
Plant and equipment, net	223,576	—	2,633,654	—	2,857,230
Other assets	700,782	1,328	1,521,147	—	2,223,257

Total assets	$14,900,932	$382,875	$8,930,466	$(14,253,288)	$9,960,985

Current liabilities	$293,155	$3,997	$3,133,045	$—	$3,430,197
Intercompany payables (receivables)	9,144,719	83,461	(9,228,180)	—	—
Long-term debt	1,779,350	214,426	46,770	—	2,040,546
Other liabilities	560,238	—	649,057	—	1,209,295
Shareholders’ equity	3,123,470	80,991	14,329,774	(14,253,288)	3,280,947

Total liabilities and shareholders’ equity	$14,900,932	$382,875	$8,930,466	$(14,253,288)	$9,960,985

	Condensed Consolidating Balance Sheet
	June 30, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)

Current assets	$244,441	$—	$4,431,105	$—	$4,675,546
Investment in subsidiaries	12,675,360	349,367	126,364	(13,151,091)	—
Plant and equipment, net	170,288	—	2,550,945	—	2,721,233
Other assets	654,287	—	1,467,865	—	2,122,152

Total assets	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

Current liabilities	$371,149	$1,034	$3,042,906	$—	$3,415,089
Intercompany payables (receivables)	8,251,239	44,757	(8,295,996)	—	—
Long-term debt	1,471,428	243,786	43,013	—	1,758,227
Other liabilities	505,660	—	561,555	—	1,067,215
Shareholders’ equity	3,144,900	59,790	13,224,801	(13,151,091)	3,278,400

Total liabilities and shareholders’ equity	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

	Condensed Consolidating Balance Sheet
	March 31, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)

Current assets	$164,981	$2	$4,410,256	$—	$4,575,239
Investment in subsidiaries	12,255,418	320,454	148,061	(12,723,933)	—
Plant and equipment, net	149,780	—	2,499,928	—	2,649,708
Other assets	755,940	—	1,446,434	—	2,202,374

Total assets	$13,326,119	$320,456	$8,504,679	$(12,723,923)	$9,427,321

Current liabilities	$388,834	$4,070	$2,992,368	$—	$3,385,272
Intercompany payables (receivables)	7,787,418	27,058	(7,814,476)	—	—
Long-term debt	1,367,978	223,920	41,193	—	1,633,091
Other liabilities	537,318	—	536,119	—	1,073,437
Shareholders’ equity	3,244,571	65,408	12,749,475	(12,723,933)	3,335,521

Total liabilities and shareholders’ equity	$13,326,119	$320,456	$8,504,679	$(12,723,933)	$9,427,321

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended March 29, 2008
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)

Sales	$—	$—	$27,791,906	$—	$27,791,906
Cost of sales	—	—	22,498,463	—	22,498,463

Gross margin	—	—	5,293,443	—	5,293,443
Operating expenses	157,668	108	3,814,378	—	3,972,154

Operating income	(157,668)	(108)	1,479,065	—	1,321,289
Interest expense (income)	341,523	8,871	(266,364)	—	84,030
Other income, net	(6,372)	—	(12,288)	—	(18,660)

Earnings (losses) before income taxes	(492,819)	(8,979)	1,757,717	—	1,255,919
Income tax (benefit) provision	(189,874)	(3,459)	677,214	—	483,881
Equity in earnings of subsidiaries	1,074,983	20,621	—	(1,095,604)	—

Net earnings	$772,038	$15,101	$1,080,503	$(1,095,604)	$772,038

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended March 31, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)

Sales	$—	$—	$25,813,781	$—	$25,813,781
Cost of sales	—	—	20,856,982	—	20,856,982

Gross margin	—	—	4,956,799	—	4,956,799
Operating expenses	156,120	96	3,601,584	—	3,757,800

Operating income	(156,120)	(96)	1,355,215	—	1,198,999
Interest expense (income)	303,451	9,059	(233,038)	—	79,472
Other income, net	(8,129)	—	(6,820)	—	(14,949)

Earnings (losses) before income taxes	(451,442)	(9,155)	1,595,073	—	1,134,476
Income tax (benefit) provision	(182,032)	(3,572)	622,395	—	436,791
Equity in earnings of subsidiaries	967,095	12,377	—	(979,472)	—

Net earnings	$697,685	$6,794	$972,678	$(979,472)	$697,685

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended March 29, 2008
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,146,557	$—	$9,146,557
Cost of sales	—	—	7,412,036	—	7,412,036

Gross margin	—	—	1,734,521	—	1,734,521
Operating expenses	59,709	34	1,257,134	—	1,316,877

Operating income	(59,709)	(34)	477,387	—	417,644
Interest expense (income)	117,441	2,913	(91,610)	—	28,744
Other income, net	(939)	—	(6,346)	—	(7,285)

Earnings (losses) before income taxes	(176,211)	(2,947)	575,343	—	396,185
Income tax (benefit) provision	(68,864)	(1,154)	225,302	—	155,284
Equity in earnings of subsidiaries	348,248	5,756	—	(354,004)	—

Net earnings	$240,901	$3,963	$350,041	$(354,004)	$240,901

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended March 31, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,572,961	$—	$8,572,961
Cost of sales	—	—	6,938,867	—	6,938,867

Gross margin	—	—	1,634,094	—	1,634,094
Operating expenses	54,999	33	1,194,919	—	1,249,951

Operating income	(54,999)	(33)	439,175	—	384,143
Interest expense (income)	103,727	3,019	(81,046)	—	25,700
Other income, net	(961)	—	(1,575)	—	(2,536)

Earnings (losses) before income taxes	(157,765)	(3,052)	521,796	—	360,979
Income tax (benefit) provision	(63,286)	(1,195)	204,461	—	139,980
Equity in earnings of subsidiaries	315,478	585	—	(316,063)	—

Net earnings	$220,999	$(1,272)	$317,335	$(316,063)	$220,999

	Condensed Consolidating Cash Flows
	39-Week Period Ended March 29, 2008
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(191,748)	$16,737	$1,167,633	$992,622
Investing activities	(73,707)	—	(355,241)	(428,948)
Financing activities	(504,425)	(29,361)	5,145	(528,641)
Effect of exchange rate on Cash	—	—	1,014	1,014
Intercompany activity	815,269	12,624	(827,893)	—

Net increase in cash	45,389	—	(9,342)	36,047
Cash at the beginning of the period	135,879	—	71,993	207,872

Cash at the end of the period	$181,268	$—	$62,651	$243,919

	Condensed Consolidating Cash Flows
	39-Week Period Ended March 31, 2007
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
			(In thousands)
Net cash provided by (used for):
Operating activities	$(107,737)	$(2,500)	$1,062,402	$952,165
Investing activities	(1,531)	—	(491,389)	(492,920)
Financing activities	(474,423)	(327)	(3,819)	(478,569)
Effect of exchange rate on cash	—	—	(1,630)	(1,630)
Intercompany activity	577,074	2,827	(579,901)	—

Net decrease in cash	(6,617)	—	(14,337)	(20,954)
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$124,658	$—	$56,285	$180,943

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
     Highlights
     First 39 Weeks
Sales increased 7.7% in the first 39 weeks of fiscal 2008 over the comparable prior-year period. Product costs increased an estimated 6.0% during the 39 weeks of fiscal 2008 over the comparable prior year period. Operating income increased 10.2% over the comparable prior-year period, increasing to 4.7% of sales. Net earnings and diluted earnings per share increased 12.4% and 13.5%, respectively, over the comparable prior-year period.
Fiscal 2008 continues to be a challenging economic environment. For the past several months, our industry has experienced various macro-economic pressures, including high fuel costs and rising food prices, that continue to restrict growth. High food cost inflation prevailed for the fourth consecutive quarter. In spite of these conditions, we continue to manage margins and expenses effectively. Gross profit dollars increased 6.8% while operating expenses grew only 5.7% for the period.
In addition, operating expenses were negatively impacted by losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values, increased fuel costs and increased provisions related to multi-employer pension funds, partially offset by lower share-based compensation expense and lower pension expense.
     Third Quarter
Sales increased 6.7% in the third quarter of fiscal 2008 over the comparable prior-year period. Product costs increased an estimated 6.2% during the third quarter of fiscal 2008 over the comparable prior year period. Operating income increased 8.7% over the comparable prior-year period, increasing to 4.6% of sales. Gross profit dollars increased 6.2% while operating expenses grew only 5.4% for the period. Net earnings and diluted earnings per share increased 11.1% and 14.3%, respectively, in the third quarter of fiscal 2008 over the comparable prior-year period. Operating expenses were negatively impacted by losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values and increased fuel costs, partially offset by lower share-based compensation and lower pension expense.
     Overview
SYSCO distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, hotel supply operations, SYGMA (our chain restaurant distribution subsidiary) and a company that distributes to international customers.
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
General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-prepared-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, are contributing to a decline in the foodservice market. Historically, we have grown at a faster rate than the overall industry and have grown our market share in this fragmented industry. We intend to continue our efforts to expand our market share and grow earnings by focusing on sales growth, margin management, productivity gains and supply chain management.
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
A major component of our National Supply Chain project entails the use of redistribution centers (RDCs). Construction of our second RDC site in Alachua, Florida is complete, and operations to service our five broadline operating companies in Florida began in April 2008.
As a part of our on going strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our results of operations and liquidity and capital resources may be materially impacted by these transactions.
     Accounting Changes
     SFAS 158
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
     FIN 48
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
     Results of Operations
The following table sets forth the components of our results of operations expressed as a percentage of sales for the periods indicated:

	39-Week Period Ended		13-Week Period Ended
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.0	80.8	81.0	80.9

Gross margin	19.0	19.2	19.0	19.1
Operating expenses	14.3	14.6	14.4	14.6

Operating income	4.7	4.6	4.6	4.5
Interest expense	0.3	0.3	0.3	0.3
Other income, net	(0.1)	(0.1)	(0.1)	(0.0)

Earnings before income taxes	4.5	4.4	4.4	4.2
Income taxes	1.7	1.7	1.8	1.6

Net earnings	2.8%	2.7%	2.6%	2.6%

22

The following table sets forth the change in the components of our results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	39-Week Period	13-Week Period

Sales	7.7%	6.7%
Cost of sales	7.9	6.8

Gross margin	6.8	6.2
Operating expenses	5.7	5.4

Operating income	10.2	8.7
Interest expense	5.7	11.8
Other income, net	(24.8)	187.3

Earnings before income taxes	10.7	9.8
Income taxes	10.8	10.9

Net earnings	10.7%	9.0%

Basic earnings per share	12.4%	11.1%
Diluted earnings per share	13.5	14.3

Average shares outstanding	(1.9)	(2.4)
Diluted shares outstanding	(2.3)	(3.2)
     Sales
Sales were 7.7% greater in the first 39 weeks and 6.7% greater in the third quarter of fiscal 2008 than in the comparable periods of the prior year. Product cost inflation was a significant contributor to sales growth. Estimated product cost increases, an internal measure of inflation, were 6.0% during the first 39 weeks and 6.2% during the third quarter of fiscal 2008, as compared to 2.6% during the first 39 weeks and 2.9% during the third quarter of fiscal 2007. Non-comparable acquisitions contributed 0.1% to the overall sales growth rate for the first 39 weeks of fiscal 2008 and did not have an impact on the overall sales growth rate for the third quarter of fiscal 2008.
Our continued focus on the use of business reviews and business development activities, investment in customer contact personnel and the efforts of our marketing associates and sales support personnel also contributed to our sales growth by strengthening customer relationships and growing sales with existing customers.
     Operating Income
Operating income increased 10.2% in the first 39 weeks of fiscal 2008 and 8.7% in the third quarter of fiscal 2008 over the comparable periods of the prior year. We were able to manage our business effectively in the current inflationary environment for both the first 39 weeks and the third quarter of fiscal 2008, with gross margins increasing at a faster pace than expenses. Gross margin dollars increased 6.8% and 6.2% in those periods, respectively. Operating expenses increased 5.7% for the first 39 weeks of fiscal 2008 and 5.4% for the third quarter of fiscal 2008.
The high rate of product cost increases and the accompanying increases in sales in the first 39 weeks and third quarter of fiscal 2008 impacts the comparison of gross margins and operating expenses as a percentage of sales between the periods. As sales prices increased, gross margin dollars were earned and operating expense dollars were incurred on a higher sales dollar base. In addition, operating expense dollars increased at a lower rate than sales growth because of improvements in operating efficiencies.
We cannot predict if the high rate of product cost inflation will continue in future periods; however, in general, we believe prolonged periods of high inflation, such as the current rate, have a negative impact on our customers and, as a result, may negatively impact our sales, gross margins and earnings.
Operating expenses were increased by the recognition of a loss of $9,293,000 in the first 39 weeks and $14,316,000 in the third quarter of fiscal 2008, to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values. This compared to the recognition of a gain of $15,005,000 in the first 39 weeks and $3,758,000 in the third quarter of fiscal 2007.
Fuel costs in the first 39 weeks of fiscal 2008 were $17,796,000 higher than the first 39 weeks of fiscal 2007. Fuel costs in the third quarter of fiscal 2008 were $12,227,000 higher than the third quarter of fiscal 2008.
We had fixed price forward diesel purchase contracts in place for approximately 60% of our fuel purchase requirements for the first 26 weeks of fiscal 2008. These agreements expired at the end of December 2007 and were generally at favorable prices as compared to market prices. These agreements helped us manage the impact of rising market fuel prices during the first half of fiscal 2008. We entered into new contracts for approximately 40% of our fuel purchase needs for the second half of fiscal 2008. These new contracts are at fixed prices greater than those we paid during the same period last fiscal year. We estimate that fuel costs will be greater in the fourth quarter of fiscal 2008 over the prior year by $20,000,000 to $25,000,000. Our estimate is based upon both current market prices for diesel and the cost committed to in our forward fuel purchase agreements currently in place. We attempt to mitigate the impact of increased fuel costs through managing miles driven and improving productivity. In addition, we have begun to increase our use of fuel surcharges, the impact of which is reflected in sales; however, the increase in our fuel surcharges in the first 39 weeks and the third quarter of fiscal 2008 have not been significant as compared to the same periods in the prior year.
Share-based compensation cost in the first 39 weeks of fiscal 2008 was $14,595,000 less than the first 39 weeks of fiscal 2007. Share-based compensation cost in the third quarter of fiscal 2008 was $4,060,000 less than the third quarter of fiscal 2007. Share-based compensation expense is expected to be approximately $15,000,000 to $20,000,000 lower in fiscal 2008 as compared to fiscal 2007, due primarily to lower levels of stock option grants in recent years as compared to previous years.
Net pension costs in the first 39 weeks of fiscal 2008 were $6,571,000 less than the first 39 weeks of fiscal 2007. Net pension costs in the third quarter of fiscal 2008 were $2,190,000 less than the third quarter of fiscal 2007. Net pension costs are expected to be approximately $9,000,000 lower in fiscal 2008 as compared to fiscal 2007, due primarily to the funding status and the projected asset performance of the qualified pension plan.
In addition, we recorded a provision of $9,410,000 in the first 39 weeks of fiscal 2008 related to additional amounts that we expect to be required to contribute to an underfunded multi-employer pension fund. We recorded a provision of $4,700,000 in the first 39 weeks of fiscal 2007 related to our withdrawal from a multi-employer pension fund. See additional discussion of multi-employer pension plans at “Liquidity and Capital Resources, Other Considerations.”

     Net Earnings
Net earnings increased 10.7% in the first 39 weeks and 9.0% in the third quarter of fiscal 2008 over the comparable periods of the prior year. The increases were due primarily to the factors discussed above.
Interest expense increased 5.7% for the first 39 weeks of fiscal 2008 and 11.8% for the third quarter of fiscal 2008. The increase in interest expense for the third quarter is due to higher debt levels compared to the prior year and higher interest rates. The debt offering in February 2008 (discussed below under “Financing Activities”) changed the mix of our fixed rate versus variable rate debt and thus increased our average borrowing rate.
Other income increased $3,711,000 in the first 39 weeks of fiscal 2008 from the comparable prior year period, and increased $4,749,000 in the third quarter of fiscal 2008 over the third quarter of fiscal 2007. These increases were primarily due to gains from the sale of land and facilities as well as the sale of a minority interest in a business.
The effective tax rate was 38.5% for both the first 39 weeks of fiscal 2008 and fiscal 2007. The effective tax rate for the first 39 weeks of fiscal 2008 was favorably impacted by tax benefits of approximately $7,700,000 resulting from the recognition of a net operating loss deferred tax asset which arose due to a recently enacted state tax law and $7,300,000 related to the reversal of valuation allowances previously recorded on certain Canadian net operating loss deferred tax assets. The effective tax rate for the first 39 weeks of fiscal 2008 was negatively impacted by the recognition of losses to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values.
The effective tax rate for the third quarter of fiscal 2008 was 39.2%, an increase from the effective tax rate of 38.8% for the third quarter of fiscal 2007. The tax rate was negatively impacted in the third quarter of fiscal 2008 by the recognition of losses to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values, as compared to the favorable impact of the recognition of gains related to these policies in the third quarter of fiscal 2007. The effective tax rate for the third quarter of fiscal 2008 was favorably impacted by the reversal of valuation allowances previously recorded on certain Canadian net operating loss deferred tax assets.
     Earnings Per Share
Basic earnings per share increased 12.4% and 11.1% in the first 39 weeks and third quarter of fiscal 2008, respectively, over the comparable periods of the prior year. Diluted earnings per share increased 13.5% and 14.3% in the first 39 weeks and third quarter of fiscal 2008, respectively, over the comparable periods of the prior year. These increases were due primarily to the factors discussed above, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding was primarily due to share repurchases. The net reduction in diluted shares outstanding was primarily due to share repurchases and an increase in the number of anti-dilutive options excluded from the diluted share calculation.

     Segment Results
The following table sets forth the change in the selected financial data of each of our reportable segments expressed as a percentage increase over the comparable period in the prior year and should be read in conjunction with Note 12, Business Segment Information:

	39-Week Period		13-Week Period
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	8.8%	10.5%	7.7%	13.1%
SYGMA	4.0	(10.3)	5.2	5.9
Other	2.2	3.2	0.2	1.3
The following tables set forth sales and earnings before income taxes of each of our reportable segments expressed as a percentage of the respective consolidated total and should be read in conjunction with Note 12, Business Segment Information:

	39-Week Period Ended
	Mar. 29, 2008		Mar. 31, 2007
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	79.4%	105.3%	78.5%	105.4%
SYGMA	12.1	0.7	12.5	0.9
Other	9.8	7.7	10.3	8.2
Intersegment sales	(1.3)	—	(1.3)	—
Unallocated corporate expenses	—	(13.7)	—	(14.5)

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	Mar. 29, 2008		Mar. 31, 2007
		Earnings		Earnings
		before		before
	Sales	taxes	Sales	taxes
Broadline	79.1%	107.3%	78.4%	104.1%
SYGMA	12.4	1.1	12.6	1.1
Other	9.7	8.1	10.3	8.8
Intersegment sales	(1.2)	—	(1.3)	—
Unallocated corporate expenses	—	(16.5)	—	(14.0)

Total	100.0%	100.0%	100.0%	100.0%

Included in unallocated corporate expenses are share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors and gains or losses recognized to adjust corporate-owned life insurance policies to their cash surrender values. The increase in unallocated corporate expenses for both the first 39 weeks and third quarter of fiscal 2008 over the comparable prior year periods is primarily attributable to losses recognized in fiscal 2008 to adjust corporate-owned life insurance policies to their cash surrender values compared to gains recognized related to these policies in fiscal 2007, partially offset by reduced share-based compensation expense.
     Broadline Segment
Sales were 8.8% greater in the first 39 weeks and 7.7% greater in the third quarter of fiscal 2008 than in the comparable periods of the prior year. Product cost inflation was a significant contributor to sales growth. Our continued focus on the use of business reviews and business development activities, continued investment in customer contact personnel and the efforts of our marketing associates and sales support personnel also contributed to our sales growth by strengthening customer relationships and growing sales with existing customers. Non-comparable acquisitions did not have an impact on the overall sales growth rate for the first 39 weeks or third quarter of fiscal 2008.
The increases in earnings before income taxes in the first 39 weeks and third quarter of fiscal 2008 were primarily due to gross margin dollars increasing at a faster pace than expenses. We were able to manage our business effectively in the current inflationary environment and improve operating efficiencies.
     SYGMA Segment
Sales were 4.0% greater in the first 39 weeks and 5.2% greater in the third quarter of fiscal 2008 than in the comparable periods of the prior year. Non-comparable acquisitions contributed 0.5% to the overall sales growth rate for the first 39 weeks of fiscal 2008 and did not have an impact on the overall sales growth rate for the third quarter of fiscal 2008. Sales growth was primarily due to product cost inflation, sales to new customers and sales growth in SYGMA’s existing customer base related to new locations added by those customers. Sales growth was partially offset by lost sales, lower case volumes and transferring certain customers to Broadline operations during the first quarter of fiscal 2008.
The decrease in earnings before income taxes in the first 39 weeks of fiscal 2008 was due to several factors. Some of SYGMA’s customers have experienced a slowdown in their business resulting in lower cases per delivery and therefore reduced gross margin dollars per stop. In addition, SYGMA has experienced increased driver compensation expense, increased fuel costs, higher depreciation expense resulting from facility expansions and increased auto liability costs. The increase in earnings before income taxes in the third quarter of fiscal 2008 was primarily due to improved margin management partially offset by increased fuel costs and increased driver compensation expense.
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
We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets in the future, including issuances of debt securities under our shelf registration statement filed with the Securities Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements over at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes.
     Operating Activities
We generated $992,622,000 in cash flow from operations in the first 39 weeks of fiscal 2008, as compared to $952,165,000 in the first 39 weeks of fiscal 2007. Cash flow from operations in the first 39 weeks of fiscal 2008 was negatively impacted by increases in accounts receivable and inventory balances and a decrease in accrued expenses, offset by an increase in accounts payable balances. Cash flow from operations in the first 39 weeks of fiscal 2007 was negatively impacted by increases in accounts receivable and inventory balances, offset by increases in accounts payable balances and accrued expenses.
The increases in accounts receivable and inventory balances in the first 39 weeks of fiscal 2008 were primarily due to sales growth. The increase in accounts receivable balances were also due to seasonal changes in customer mix with greater balances from customers with longer terms at the end of the first 39 weeks of fiscal 2008 as compared to the end of fiscal 2007. The increase in inventory balances were also due to seasonal changes in product mix as products held in inventory for a longer duration were a greater portion of our inventory at the end of the first 39 weeks of fiscal 2008 as compared to the end of fiscal 2007. Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors due to the use of more efficient electronic payment methods.
The increases in accounts receivable, inventory and accounts payable balances in the first 39 weeks of fiscal 2007 were primarily due to sales growth. March 2007 inventory days sales outstanding ratios (using an average of the last five weeks of cost of sales) were improved as compared to March 2006, a result which we believe was driven by our inventory management efforts.
Cash flow from operations was negatively impacted by a decrease in accrued expenses of $81,931,000 for the first 39 weeks of fiscal 2008 and an increase of $47,928,000 for the first 39 weeks of fiscal 2007. The decrease in fiscal 2008 was primarily due to the payment of fiscal 2007 incentive bonuses partially offset by the accrual for fiscal 2008 incentive bonuses. The increase in fiscal 2007 was primarily due to accruals for fiscal 2007 incentive bonuses outpacing the payment of fiscal 2006 incentive bonuses due to improved operating results over the previous year.
Also affecting the decrease in accrued expenses and the decrease in prepaid expenses and other current assets during the first 39 weeks of fiscal 2008 was the reversal of an accrual for a product liability claim of $50,296,000 and the corresponding receivable of $48,296,000 recorded in fiscal 2007, as our insurance carrier and other parties paid the full amount of the judgment in excess of our deductible. See further discussion of the product liability claim under Other Considerations.
Other long-term liabilities and prepaid pension cost, net, increased $2,398,000 during the first 39 weeks of fiscal 2008 and decreased $12,621,000 during the first 39 weeks of fiscal 2007. The increase in the first 39 weeks of fiscal 2008 was primarily attributable to an increase in deferred compensation from incentive compensation deferrals of prior-year annual incentive bonuses and the accrual of interest on our liability for unrecognized tax benefits. These increases were partially offset by the recording of net pension costs and the timing of pension contributions to our company-sponsored plans. In the first 39 weeks of fiscal 2008, we recorded net pension costs of $49,377,000 and contributed $69,237,000 to our pension plans. The decrease in the first 39 weeks of fiscal 2007 was related to the recording of net pension costs and the timing of pension contributions to our company-sponsored plans. In the first 39 weeks of fiscal 2007, we recorded net pension costs of $55,948,000 and contributed $68,168,000 to our pension plans.
     Investing Activities
We expect total capital expenditures in fiscal 2008 to be in the range of $550,000,000 to $575,000,000. Fiscal 2008 and fiscal 2007 expenditures included the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the corporate office expansion; the company’s National Supply Chain project; and investments in technology.
     Financing Activities
During the first 39 weeks of fiscal 2008, we repurchased a total of 16,769,900 shares of our common stock at a cost of $529,179,000, as compared to 9,538,700 shares at a cost of $329,342,000 for the comparable period in fiscal 2007. There were no additional shares purchased through April 26, 2008, resulting in a remaining authorization by our Board of Directors to repurchase up to 6,337,800 shares, based on the trades made through that date.
Dividends paid in the first 39 weeks of fiscal 2008 were $365,333,000, or $0.60 per share, as compared to $328,029,000, or $0.53 per share, in the comparable period of fiscal 2007. In February 2008, we declared our regular quarterly dividend for the fourth quarter of fiscal 2008, which was paid in April 2008.
As of March 29, 2008, we had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which none was outstanding at March 29, 2008. Such borrowings were $5,300,000 as of April 26, 2008.
As of March 29, 2008, our outstanding commercial paper issuances were $64,604,000. Such borrowings were $74,335,000 as of April 26, 2008. During the 39-week period ended March 29, 2008, the aggregate of commercial paper and short-term bank borrowings ranged from approximately $64,194,000 to $1,133,241,000.
In September 2007, an agreement was signed on the revolving credit facility supporting our U.S. and Canadian commercial paper programs, which increased the facility amount to $1,000,000,000. In addition, the termination date on the facility was extended from November 4, 2011 to November 4, 2012 in accordance with the terms of the agreement.
In January 2008, the SEC granted our request to terminate our then existing shelf registration statement that was filed with the SEC in April 2005 for the issuance of debt securities. In February 2008, we filed an automatically effective well-known seasoned issuer shelf registration statement for the issuance of up to $1,000,000,000 in debt securities with the SEC.
In February 2008, we issued 4.20% senior notes totaling $250,000,000 due February 12, 2013 (the “2013 notes”) and 5.25% senior notes totaling $500,000,000 due February 12, 2018 (the “2018 notes”) under our February 2008 shelf registration. The 2013 and 2018 notes, which were priced at 99.835% and 99.310% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows us to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper issuances outstanding as of February 2008.
Our long-term debt to capitalization ratio was 38.4% at March 29, 2008. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
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
Required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, the Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We believe that any unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items. Of the plans in which SYSCO participates, one plan is more critically underfunded than the others. During the first quarter of fiscal 2008, we obtained information that this plan failed to satisfy minimum funding requirements for certain periods and believe it is probable that additional funding will be required as well as the payment of excise tax. As a result, we recorded a liability of approximately $9,500,000 related to our share of the minimum funding requirements and related excise tax for these periods. Currently, we cannot estimate when the payment of this contribution will be required and are continuing to explore our alternatives as it relates to this plan.

     BSCC Cooperative Structure
Our affiliate, BSCC, is a cooperative taxed under subchapter T of the United States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods, and in that event, we would be liable for interest on such amounts. As of March 29, 2008, SYSCO has recorded deferred income tax liabilities of $890,926,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $270,000,000 to $295,000,000, prior to federal and state income tax benefit, as of March 29, 2008. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS, and while management believes it is probable we will prevail, we concluded the measurement model of FIN 48 required us to provide an accrual for a portion of the interest exposure. We do not expect that this matter will be resolved within the next 12 months. If a taxing authority requires us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, we may be required to raise additional capital through debt financing or the issuance of equity or we may have to forego or defer planned capital expenditures or share repurchases or a combination of these items.
     Contractual Obligations
Our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 contains a table that summarizes our obligations and commitments to make contractual future payments as of June 30, 2007. Since June 30, 2007, there have been two material changes to our contractual obligations table. First, the product liability claim has been paid by our insurance company and other various parties as described within Other Considerations. Second, we have added our liability for unrecognized tax benefits and related interest due to our adoption of FIN 48 on July 1, 2007. As of March 29, 2008, we had a liability of $60,750,000 for unrecognized tax benefits for all tax jurisdictions and $136,157,000 for related interest that could result in cash payment. We do not anticipate that any of our unrecognized tax benefits and related interest will significantly increase or decrease within the next 12 months. In addition, we do not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. For further discussion of the impact of adopting FIN 48, see Note 9, Income Taxes.
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
     New Accounting Standards
     SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a business combination. This statement also establishes recognition and measurement principles for the goodwill acquired in a business combination and disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. We will apply this statement primarily for business combinations beginning in fiscal 2010. Earlier application of the standard is prohibited.
     FSP 157-2
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a common definition for fair value under generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS 157 will be effective for SYSCO in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. As a result of the deferral, SFAS 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. We are continuing to evaluate the impact of the provisions of SFAS 157.
     SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement will be effective for SYSCO’s financial statements beginning with the third quarter of fiscal 2009. We are currently evaluating the impact the adoption of SFAS 161 may have on its financial statement disclosures.
     Forward-Looking Statements
Certain statements made herein are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements regarding: expense trends; the impact of ongoing legal proceedings; the timing of the National Supply Chain project and regional distribution centers; the ability to increase sales and market share and grow earnings; continued competitive advantages and positive results from strategic business initiatives; the potential for future success; anticipated pension plan liabilities and contributions of various pension plans; the outcome of ongoing tax audits; the continuing impact of economic conditions on sales growth; growth strategies; and our ability to meet our cash requirements while maintaining sufficient liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, including risks relating to: the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including inflation, the current economic environment, increased fuel costs and consumer spending; SYSCO’s leverage and debt risks; the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results; the effects of competition on us and our customers; the ultimate outcome of litigation; potential impact of product liability claims; the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise; labor issues; construction schedules; management’s allocation of capital and the timing of capital purchases; risks relating to the national supply chain project including the successful operation of the Southeast Redistribution Center at full capacity; the risk that the IRS or other taxing authorities will disagree with our tax positions and seek to impose interest or penalties; the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent; that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans; or that the Pension Protection Act could require that we make additional pension contributions; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The expected impact of option expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual impact of option expensing could vary significantly to the extent actual results vary significantly from assumptions.
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

At March 29, 2008, we had outstanding $64,604,000 of commercial paper issuances at variable rates of interest with maturities through April 15, 2008. Excluding commercial paper issuances, our long-term debt obligations at March 29, 2008 were $1,980,446,000, of which approximately 97% were at fixed rates of interest.
In order to partially manage the volatility and uncertainty of fuel costs, from time to time we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 29, 2008, outstanding forward diesel fuel purchase commitments total approximately $28,336,000, which will lock in the price on approximately 40% of our fuel purchases through the end of fiscal 2008. These new contracts are at fixed prices greater than the same period last fiscal year. We estimate that fuel costs will be greater in the fourth quarter of fiscal year 2008 over the prior year by $20,000,000 to $25,000,000. Our estimate is based upon both current market prices for diesel and the cost committed to in our forward purchase commitments.
Item 4. Controls and Procedures
SYSCO’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2008, our chief executive officer and chief financial officer concluded that, as of such date, SYSCO’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of SYSCO when ultimately concluded.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Form 10-K for the fiscal year ended June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the third quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total Number of		Part of Publicly	Yet Be Purchased
	Shares Purchased	(b) Average Price	Announced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs	Programs
Month #1 Dec. 30 — Jan. 26	2,131,436	$29.66	2,130,000	10,254,000
Month #2 Jan. 27 — Feb. 23	1,416,200	29.23	1,416,200	8,837,800
Month #3 Feb. 24 — Mar. 29	2,505,424	28.71	2,500,000	6,337,800

Total	6,053,060	29.17	6,046,200	6,337,800

(1)	The total number of shares purchased includes 1,436, zero and 5,424 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced programs described below.
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
As of April 26, 2008, there were 6,337,800 shares remaining available for repurchase under the publicly announced repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
1.1	Underwriting Agreement dated February 7, 2008 between SYSCO and Goldman, Sachs & Co. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters, incorporated by reference to Exhibit 1.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated May 11, 2007, incorporated by reference to Exhibit 3.5 to Form 8-K filed on May 15, 2007 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed on June 6, 1995 (File No. 33-60023).

4.2	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.3	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.4	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.5	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.6	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.8	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on August 21, 2002 (File No. 333-98489).

4.9	Letter from Sysco Corporation regarding appointment of new Trustee under the Senior Debt Indenture, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 (File No. 1-6544).

10.1#	Form of Restricted Stock Agreement under the Amended and Restated 2005 Non-Employee Directors Stock Plan.

10.2#	First Amendment to the 2004 Stock Option Plan.

15.1#	Report from Ernst & Young LLP dated May 5, 2008, re: unaudited financial statements.

15.2#	Acknowledgment letter from Ernst & Young LLP.

31.1#	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCO CORPORATION (Registrant)
By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board, Chief Executive Officer and President

Date: May 6, 2008

By	/s/ WILLIAM J. DELANEY
William J. DeLaney Executive Vice President and Chief Financial Officer

Date: May 6, 2008

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Vice President, Controller and Chief Accounting Officer

Date: May 6, 2008

EXHIBIT INDEX

NO.	DESCRIPTION

1.1	Underwriting Agreement dated February 7, 2008 between SYSCO and Goldman, Sachs & Co. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters, incorporated by reference to Exhibit 1.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	Amended and Restated Bylaws of Sysco Corporation dated May 11, 2007, incorporated by reference to Exhibit 3.5 to Form 8-K filed on May 15, 2007 (File No. 1-6544).

4.1	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed on June 6, 1995 (File No. 33-60023).

4.2	Third Supplemental Indenture, dated as of April 25, 1997, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.3	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.4	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.5	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National

NO.	DESCRIPTION

Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.6	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.8	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on August 21, 2002 (File No. 333-98489).

4.9	Letter from Sysco Corporation regarding appointment of new Trustee under the Senior Debt Indenture, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 (File No. 1-6544).

10.1#	Form of Restricted Stock Agreement under the Amended and Restated 2005 Non-Employee Directors Stock Plan.

10.2#	First Amendment to the 2004 Stock Option Plan.

15.1#	Report from Ernst & Young LLP dated May 5, 2008, re: unaudited financial statements.

15.2#	Acknowledgment letter from Ernst & Young LLP.

31.1#	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.