Form 10-K
period 2008-06-28
SYSCO CORP
filed 2008-08-26
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6544

Sysco Corporation
(Exact name of registrant as specified in its charter)

Delaware	74-1648137
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
1390 Enclave Parkway Houston, Texas (Address of principal executive offices)	77077-2099 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $19,180,086,000 as of December 28, 2007 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 28, 2007, as reported by The Wall Street Journal (Southwest Edition)). As of August 13, 2008, the registrant had issued and outstanding an aggregate of 601,993,798 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2008 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

		Page No.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	9
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A.	Controls and Procedures	63
Item 9B.	Other Information	63

PART III
Item 10.	Directors and Executive Officers of the Registrant	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions	63
Item 14.	Principal Accountant Fees and Services	63

PART IV
Item 15.	Exhibits	64
	Signatures	67
Fifth Amended and Restated Executive Deferred Compensation Plan
Seventh Amended and Restated Supplemental Executive Retirement Plan
First Amended and Restated 2005 Management Incentive Plan
Form of Fiscal Year 2009 Bonus Award for Chief Executive Officer, President, and Chief Financial Officer
Termination of 2006 Supplemental Performance Bonus Plan
Form of Fiscal Year 2009 SupplementaL Bonus Agreement
Description of Compensation Arrangements with Named Executive Officers
Second Amended and Restated 2005 Board of Directors Deferred Compansation Plan
Description of Compensation Arrangements with Non-Employee Directors
Form of Indemnification Agreement with Non-Employee Directors
Subsidiaries
Consent of Indpendent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

ITEM 1. Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “SYSCO,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest North American distributor of food and related products primarily to the foodservice or “food-prepared-away-from-home” industry. We provide products and related services to over 400,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

Founded in 1969, SYSCO commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for SYSCO common stock. Since our formation, we have grown from $115 million to over $37 billion in annual sales, both through internal expansion of existing operations and through acquisitions. Through the end of fiscal 2008, we have acquired 145 companies or divisions of companies.

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

Operating Segments

SYSCO provides food and related products to the foodservice or “food-prepared-away-from-home” industry. Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), we have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS 131. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both our traditional and chain restaurant customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to chain restaurant customer locations. “Other” financial information is attributable to our other segments, including our specialty produce, custom-cut meat and lodging industry products segments and a company that distributes to international customers. Specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Specialty meat companies distribute custom-cut fresh steaks, other meat, seafood and poultry. Our lodging industry products company distributes personal care guest amenities, equipment, housekeeping supplies, room accessories and textiles to the lodging industry. Selected financial data for each of our reportable segments as well as financial information concerning geographic areas can be found in Note 19, Business Segment Information, in the Notes to Consolidated Financial Statements in Item 8.

Customers and Products

The foodservice industry consists of two major customer types — “traditional” and “chain restaurant.” Traditional foodservice customers include restaurants, hospitals, schools, hotels and industrial caterers. Our chain restaurant customers include regional and national hamburger, sandwich, pizza, chicken, steak, ethnic and other chain operations.

Services to our traditional foodservice and chain restaurant customers are supported by similar physical facilities, vehicles, material handling equipment and techniques, and administrative and operating staffs.

The products we distribute include:

•	a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts;
•	a full line of canned and dry foods;
•	fresh meats;
•	dairy products;
•	beverage products;
•	imported specialties; and
•	fresh produce.

We also supply a wide variety of non-food items, including:

•	paper products such as disposable napkins, plates and cups;
•	tableware such as china and silverware;
•	cookware such as pots, pans and utensils;
•	restaurant and kitchen equipment and supplies; and
•	cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

	2008	2007	2006

Canned and dry products	18%	18%	18%
Fresh and frozen meats	18	19	19
Frozen fruits, vegetables, bakery and other	14	13	14
Dairy products	11	9	9
Poultry	10	10	10
Fresh produce	8	9	9
Paper and disposables	8	8	8
Seafood	5	5	5
Beverage products	3	3	3
Janitorial products	3	3	2
Equipment and smallwares	2	2	2
Medical supplies	*	1	1

	100%	100%	100%

*	Sales are less than 1% of total

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

We believe that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of products to traditional customers. Our operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through our more than 14,000 sales and marketing representatives and support staff of SYSCO and our operating companies, we stay informed of the needs of our customers and acquaint them with new products and services. Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers’ businesses.

No single customer accounted for 10% or more of our total sales for the fiscal year ended June 28, 2008.

Our sales to chain restaurant customers consist of a variety of food products. We believe that consistent product quality and timely and accurate service are important factors when a chain restaurant selects a foodservice supplier. One chain restaurant customer (Wendy’s International, Inc.) accounted for 5% of our sales for the fiscal year ended June 28, 2008. Although this customer represents approximately 34% of the SYGMA segment sales, we do not believe that the loss of this customer would have a material adverse effect on SYSCO as a whole.

Based upon available information, we estimate that sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2008	2007	2006

Restaurants	63%	64%	63%
Hospitals and nursing homes	10	10	10
Schools and colleges	5	5	5
Hotels and motels	6	6	6
Other	16	15	16

Totals	100%	100%	100%

Sources of Supply

We purchase from thousands of suppliers, both domestic and international, none of which individually accounts for more than 10% of our purchases. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. Generally, purchasing is carried out through centrally developed purchasing programs and direct purchasing programs established by our various operating companies. We continually develop relationships with our suppliers.

SYSCO’s Baugh Supply Chain Cooperative, Inc. (BSCC) administers a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of SYSCO Brand merchandise as well as products from a number of national brand suppliers, encompassing substantially all product lines. SYSCO’s operating companies purchase product from the suppliers participating in the cooperative’s programs and from other suppliers, although SYSCO Brand products are only available to the operating companies through the cooperative’s programs.

SYSCO’s National Supply Chain group is focused on increasing profitability by lowering aggregate inventory levels, operating costs, and future facility expansion needs at our broadline operating companies while providing greater value to our suppliers and customers.

The National Supply Chain group has three major supply chain initiatives. The first initiative involves the construction and operation of regional distribution centers which aggregate inventory demand to optimize the supply chain activities for certain products for all SYSCO broadline operating companies in the region. We currently expect to build five to seven redistribution centers (RDCs). The first of these centers, the Northeast RDC located in Front Royal, Virginia, has been operational since the third quarter of fiscal 2005. A second RDC located in Alachua, Florida became operational in the fourth quarter of fiscal 2008. In fiscal 2009, we intend to service additional broadline companies from our existing RDCs. The second initiative is the national transportation management initiative, which provides the capability to view and manage all of SYSCO’s inbound freight, both to RDCs and the operating companies, as a network and not as individual locations. This allows us to better consolidate inbound freight. Fiscal 2008 was the first full year we operated under this initiative, and we will continue to refine our execution in the future. The third initiative is the national implementation of demand planning and inventory management software. This initiative is strategically important in that it creates the foundation to effectively execute new supply chain processes, including redistribution, as well as efficiently manage our inventory assets. In fiscal 2008, we continued to improve this software and implemented it at additional broadline companies.

Working Capital Practices

Our growth is funded through a combination of cash flow from operations, commercial paper issuances and long-term borrowings. See the discussion in Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations at Item 7 regarding our liquidity, financial position and sources and uses of funds.

Credit terms we extend to our customers can vary from cash on delivery to 30 days or more based on our assessment of the customers’ credit risk. We monitor the customers’ accounts and will suspend shipments to customers if necessary.

A majority of our sales orders are filled within 24 hours of when the customers’ orders are placed. We generally maintain inventory on hand to be able to meet customer demand. The level of inventory on hand will vary by product depending on shelf-life, supplier order fulfillment lead times and customer demand. We also make purchases of additional volumes of certain products based on supply or pricing opportunities.

We take advantage of suppliers’ cash discounts where appropriate and otherwise generally receive payment terms from our suppliers ranging from weekly to 30 days or more.

Corporate Headquarters’ Services

Our corporate staff makes available a number of services to our operating companies. Members of the corporate staff possess experience and expertise in, among other areas, accounting and finance, treasury, cash management, information technology, employee benefits, engineering, risk management and insurance, sales and marketing, payroll, human resources, training and development, information technology and tax compliance services. The corporate office also makes available warehousing and distribution services, which provide assistance in operational best practices including space utilization, energy conservation, fleet management and work flow.

Capital Improvements

To maximize productivity and customer service, we continue to construct and modernize our distribution facilities. During fiscal 2008, 2007 and 2006, approximately $515,963,000, $603,242,000 and $513,934,000 respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. The lower amount spent in fiscal 2008 was primarily due to delays on certain projects that will shift significant expenditures to fiscal 2009. As a result, we estimate our capital expenditures in fiscal 2009 should be in the range of $675,000,000 to $725,000,000. During the three years ended June 28, 2008, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings. We expect to finance our fiscal 2009 capital expenditures from the same sources.

Employees

As of June 28, 2008, we had approximately 50,000 full-time employees, approximately 17% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled by each individual operating company. Approximately 21% of our union employees are covered by collective bargaining agreements which have expired or will expire during fiscal 2009. We consider our labor relations to be satisfactory.

Competition

SYSCO’s business environment is competitive with numerous companies engaged in foodservice distribution. Our customers may also choose to purchase products directly from retail outlets. While competition is encountered primarily from local and regional distributors, a few companies compete with us on a national basis. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices. We estimate that we serve about 16% of an approximately $231 billion annual market that includes the foodservice market in the United States and Canada and the hotel amenity, furniture and textile markets in the United States, Canada, Europe and Asia. We believe, based upon industry trade data, that our sales to the United States and Canada “food-prepared-away-from-home” industry were the highest of any foodservice distributor during fiscal 2008. While adequate industry statistics are not available, we believe that in most instances our local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas. We believe our competitive advantages include our diversified product base, the diversity in the types of customers we serve, our economies of scale and our wide geographic presence in the United States and Canada, which allows us to minimize the impact of regional economic declines. We are the only publicly-traded distributor in the “food-prepared-away-from-home” industry in the United States. While our public company status provides us with some advantages, including access to capital, we believe it also provides us with some disadvantages that our competitors do not have in terms of additional costs related to complying with regulatory requirements.

Government Regulation

As a marketer and distributor of food products, we are subject to a number of statutes governing the manufacture, storage, transport, and sale of food products in the United States and Canada. The principal statutes are the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA), as well as the Canadian Food and Drugs Act and the regulations thereunder.

The FDA regulates manufacturing and holding requirements for foods through its manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated thereunder by the U.S. Department of Agriculture (USDA). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Federal Trade Commission Act, which governs food advertising and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 and the regulations promulgated thereunder, which establish certain registration, import notification and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

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

We and our products are also subject to state, provincial and local regulation through such measures as the licensing of our facilities; enforcement by state, provincial and local health agencies of state, provincial and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to inspections by FDA and USDA, as well as inspections and regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor, together with similar occupational health and safety laws in each Canadian province. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products we distribute.

We are also subject to regulation by numerous U.S. and Canadian federal, state, provincial and local regulatory agencies, including, but not limited to, the U.S. Equal Employment Opportunity Commission, the U.S. Department of Labor and each Canadian provincial ministry of labour, which set employment practice standards for workers, and the U.S. Department of Transportation and the Canadian Transportation Agency, which regulate transportation of perishable and hazardous materials and waste, and similar state, provincial and local agencies.

Most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks, as well as laws regulating the handling and release of these substances. Our facilities also have large areas of impermeable surface for parking and staging of vehicles and therefore are potentially subject to federal, state, provincial and local laws and regulations covering storm water run-off. Other U.S. and Canadian federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials do not materially impact the use or operation of our facilities.

Compliance with these laws has not had, and is not anticipated to have, a material effect on our capital expenditures, earnings or competitive position.

General

We have numerous trademarks which are of significant importance to the company. We believe that the loss of the SYSCO(R) trademark would have a material adverse effect on our results of operations.

We are not engaged in material research and development activities relating to the development of new products or the improvement of existing products.

Our sales do not generally fluctuate significantly on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.

As of June 28, 2008, we operated 180 distribution facilities throughout the United States and Canada.

Item 1A. Risk Factors

Increased Fuel Costs and Increased Inflation Have Increased our Costs and We May Not Be Able to Compensate for Such Increased Costs

Increased fuel costs have had a negative impact on our fiscal 2008 results of operations. The high cost of fuel has increased the price paid by us for products as well as the costs incurred by us to deliver products to our customers. Although we have been able to pass along a portion of our increased fuel costs to our customers, there is no guarantee that we can continue to do so. In addition, prolonged periods of product cost inflation may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on such product cost increases. Our estimate for the inflation in SYSCO’s cost of goods was 6.0% in fiscal 2008, compared to 3.4% in fiscal 2007 and 0.6% in fiscal 2006. If fuel costs and product costs continue to increase, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our business and our profitability.

Inflation, Rising Fuel Costs and Other Economic Conditions are Affecting Consumer Confidence, which is Currently Adversely Impacting our Business and We Currently Expect These Conditions to Continue into Fiscal 2009

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins and the foodservice industry is sensitive to national and regional economic conditions. Inflation, increases in fuel costs and other general economic conditions have negatively affected consumer confidence and discretionary spending in fiscal 2008. This has led to reductions in the frequency of dining out and the amount spent by consumers for food prepared away from home and can also result in reduction of sales volumes, competitive price pressures, difficulties in collecting accounts receivable, increases in our product costs and increases in delivery costs. These conditions have, in turn, negatively impacted our sales, as noted by declining rate of sales growth from 8.5% in the first quarter of fiscal 2008 to 5.4% in the fourth quarter of fiscal 2008, and have also negatively impacted our operating results for fiscal 2008. These conditions are expected to continue to negatively impact our results for the foreseeable future.

Conditions Beyond our Control can Interrupt our Supplies and Increase our Product Costs

We obtain substantially all of our foodservice and related products from third party suppliers. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather, crop conditions, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses in the United States and Canada). Our inability to obtain adequate supplies of our foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

Taxing Authorities May Successfully Challenge our Baugh Supply Chain Cooperative Structure

The Baugh Supply Chain Cooperative (BSCC) administers a consolidated product procurement program to develop, obtain and ensure consistent quality food and non-food products. BSCC is a cooperative taxed under subchapter T of the United States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise had deferred until future periods. In that event, we would be liable for interest on such amounts. As of June 28, 2008, we have recorded deferred income tax liabilities of $1,054,190,000 related to the BSCC supply chain distributions. This amount represents the income tax liabilities related to BSCC that were accrued, but the payment had been deferred as of June 28, 2008. In addition, if the IRS or any other taxing authority determines that all amounts since the inception of BSCC were inappropriately deferred or that BSCC should have been a taxable entity, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may have additional liability, representing interest that would be payable on the cumulative deferred balances ranging from $290,000,000 to $320,000,000, prior to federal and state income tax benefit, as of June 28, 2008. We calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect each period. The IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS and concluded the measurement model of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” required us to provide an accrual for a portion of the interest exposure. If a taxing authority requires us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, we may be required to raise additional capital through debt financing or the issuance of equity or we may have to forego share repurchases or defer planned capital expenditures or a combination of these items.

We Need Access to Borrowed Funds in Order to Grow, but Our Leveraged Position Could Increase Our Vulnerability to Competitive Pressures

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

Product Liability Claims Could Materially Impact our Business

We, like any other seller of food, face the risk of exposure to product liability claims in the event that the use of products sold by SYSCO causes injury or illness. With respect to product liability claims, we believe we have sufficient primary or excess umbrella liability insurance. However, this insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If SYSCO does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce our net earnings and earnings per share.

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

Failure to Successfully Renegotiate Union Contracts Could Result in Work Stoppages

As of June 28, 2008, approximately 8,700 employees at 54 operating companies were members of 57 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2009, 14 agreements covering approximately 1,900 employees have expired or will expire. Failure of the operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

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

We may be Required to Pay Material Amounts Under Multi-Employer Defined Benefit Pension Plans

We contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 12% of our current employees are participants in such multi-employer plans. In fiscal 2008, our total contributions to these plans were approximately $35,040,000.

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

Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, we estimate that our share of withdrawal liability on most of the multi-employer plans we participate in, some of which appear to be underfunded, could be as much as $140,000,000, of which only approximately $22,000,000 has been accrued as of June 28, 2008. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. Requirements to pay such increased contributions, withdrawal liability, and excise taxes could negatively impact our liquidity and results of operations.

Product Cost Deflation May also Adversely Impact Future Operations

Although we are currently experiencing a period of product cost inflation, our business may also be adversely impacted by periods of prolonged product cost deflation. We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

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

Expanding into International Markets Presents Unique Challenges, and our Expansion Efforts and International Operations may not be Successful

In addition to our domestic activities, an element of our strategy includes expansion of operations into new international markets. Our ability to successfully operate in international markets may be adversely affected by local laws and customs, legal and regulatory constraints, including compliance with the Foreign Corrupt Practices Act, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations.

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

Technology Dependence Could have a Material Negative Impact on our Business

Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network. We use software and other technology systems, among other things, to load trucks in the most efficient manner to optimize the use of storage space and minimize the time spent at each stop. Any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business and result in increased costs. While SYSCO has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

The table below shows the number of distribution facilities occupied by SYSCO in each state or province and the aggregate square footage devoted to cold and dry storage as of June 28, 2008.

		Cold Storage	Dry Storage
	Number of	(Thousands	(Thousands	Segments
Location	Facilities	Square Feet)	Square Feet)	Served*

Alabama	2	184	228	BL
Alaska	1	43	26	BL
Arizona	2	125	104	BL,O
Arkansas	2	132	87	BL,O
California	17	1,037	1,081	BL,S,O
Colorado	4	313	214	BL,S,O
Connecticut	2	155	112	BL,O
District of Columbia	1	22	3	O
Florida	16	1,283	1,049	BL,S,O
Georgia	6	289	511	BL,S,O
Hawaii	1	—	11	O
Idaho	2	84	88	BL
Illinois	6	302	404	BL,S,O
Indiana	2	100	126	BL,O
Iowa	1	93	95	BL
Kansas	1	177	171	BL
Kentucky	1	92	106	BL
Louisiana	1	134	113	BL
Maine	1	59	50	BL
Maryland	3	290	288	BL,O
Massachusetts	2	162	213	BL,S
Michigan	5	265	389	BL,S,O
Minnesota	2	163	134	BL
Mississippi	1	95	69	BL
Missouri	2	107	95	BL,S
Montana	1	120	109	BL
Nebraska	1	74	108	BL
Nevada	3	219	125	BL,O
New Jersey	3	159	373	BL,O
New Mexico	1	120	108	BL
New York	3	284	352	BL
North Carolina	7	326	497	BL,S,O
North Dakota	1	37	63	BL
Ohio	10	488	559	BL,S,O
Oklahoma	4	145	125	BL,S,O
Oregon	3	143	141	BL,S,O
Pennsylvania	4	287	314	BL,S
South Carolina	1	151	98	BL
Tennessee	5	383	460	BL,O
Texas	18	932	947	BL,S,O
Utah	1	120	107	BL
Virginia	3	510	402	BL,O
Washington	1	134	92	BL
Wisconsin	2	284	254	BL
Alberta, Canada	2	195	176	BL
British Columbia, Canada	6	214	266	BL,O
Manitoba, Canada	1	58	46	BL
New Brunswick, Canada	2	48	56	BL
Newfoundland, Canada	1	33	22	BL
Nova Scotia, Canada	1	33	45	BL
Ontario, Canada	9	430	347	BL,O
Quebec, Canada	1	36	63	BL
Saskatchewan, Canada	1	39	45	BL

Total	180	11,708	12,067

*	Segments served include Broadline (BL), SYGMA (S) and Other (O).

We own approximately 19,318,000 square feet of our distribution facilities (or 81.3% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2009 to fiscal 2023, exclusive of renewal options. Certain of the facilities owned by the company are subject to industrial revenue bond financing arrangements totaling $15,473,000 as of June 28, 2008. Such industrial revenue bond financing arrangements mature at various dates through fiscal 2026.

We own our approximately 625,000 square foot headquarters office complex in Houston, Texas.

Facilities in Victoria, British Columbia; Chicago, Illinois; Portland, Oregon; Pittsburgh, Pennsylvania; and Houston, Texas (which in the aggregate accounted for approximately 5.3% of fiscal 2008 sales) are operating near capacity and we are currently constructing expansions or replacements for these distribution facilities.

As of June 28, 2008, our fleet of approximately 9,100 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 87% of these vehicles and lease the remainder.

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

			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

Fiscal 2007:
First Quarter	$34.15	$26.50	$0.17
Second Quarter	37.04	32.35	0.19
Third Quarter	36.74	31.34	0.19
Fourth Quarter	34.95	31.64	0.19
Fiscal 2008:
First Quarter	$35.67	$30.05	$0.19
Second Quarter	35.90	30.93	0.22
Third Quarter	31.65	26.45	0.22
Fourth Quarter	31.84	27.65	0.22

The number of record owners of SYSCO’s common stock as of August 13, 2008 was 12,961.

We made the following share repurchases during the fourth quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number
			of Shares
			Purchased	(d) Maximum Number
			as Part of	of Shares That May Yet
	(a) Total Number	(b) Average Price	Publicly Announced	be Purchased Under
Period	of Shares Purchased(1)	Paid Per Share	Plans or Programs	the Plans or Programs

Month #1
March 30 — April 26	—	$—	—	6,337,800
Month #2
April 27 — May 24	17,042	31.12	—	6,337,800
Month #3
May 25 — June 28	22,010	31.51	—	6,337,800

Total	39,052	$31.34	—	6,337,800

(1)	The total number of shares purchased includes zero, 17,042 and 22,010 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

On November 10, 2005, we announced that the Board of Directors approved the repurchase of 20,000,000 shares. Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.

In July 2004, the Board of Directors authorized us to enter into agreements from time to time to extend our ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates such information by reference into such filing.

The following stock performance graph compares the performance of SYSCO’s Common Stock to the S&P 500 Index, to the S&P 500 Food/Staple Retail Index and to a peer group, the “old peer group,” for SYSCO’s last five fiscal years. The members of the old peer group were Nash Finch Company, Supervalu, Inc. and Performance Food Group Company. Each of these companies was chosen because it was a publicly held corporation with food distribution operations similar in some respects to our operations; however, Performance Food Group Company ceased to be a public company in May 2008 and Nash Finch is not comparable in size and scope of operations to SYSCO. As a result, for future comparisons, SYSCO intends to replace this peer group with the S&P 500 Food/Staple Retail Index, which is maintained by Standard & Poor’s Corporation and is composed of Costco Wholesale Corp., CVS Caremark Corporation, The Kroger Co., Safeway Inc., Supervalu, Inc., SYSCO Corporation, Wal-Mart Stores, Inc., Walgreen Company and Whole Foods Market, Inc. This index was chosen to more closely match SYSCO’s revenue size, market capitalization and markets served.

The returns of each member of the old peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. Performance Food Group Company ceased to be a public company during May 2008. As a result, we used the closing price of this company’s common stock on its last day as a publicly traded company as its June 28, 2008 per share value in the graph below. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, the S&P 500 Food/Staple Index and the old peer group was $100 on the last trading day of fiscal 2003, and that all dividends were reinvested. Except as provided above with respect to Performance Food Group, performance data for SYSCO, the S&P 500 Index, the S&P 500 Food/Staple Retail Index and for the old peer group is provided as of the last trading day of each of our last five fiscal years.

*	Peer Group includes Supervalu, Nash Finch and Performance Food Group (As of June 28, 2008, Performance Food Group is valued at its last closing common stock price prior to the date)

	6/28/03	7/3/04	7/2/05	7/1/06	6/30/07	6/28/08
SYSCO Corporation	100	120	127	109	120	105
S&P 500	100	117	127	137	165	143
S&P 500 Food/Staple Retail Index	100	105	107	110	117	122
Old Peer Group	100	109	124	117	170	128

Item 6.	Selected Financial Data

	Fiscal Year
					2004
	2008	2007	2006(1)	2005	(53 Weeks)
	(In thousands except for share data)

Sales	$37,522,111	$35,042,075	$32,628,438	$30,281,914	$29,335,403
Earnings before income taxes	1,791,338	1,621,215	1,394,946	1,525,436	1,475,144
Income taxes	685,187	620,139	548,906	563,979	567,930

Earnings before cumulative effect of accounting change	1,106,151	1,001,076	846,040	961,457	907,214
Cumulative effect of accounting change	—	—	9,285	—	—

Net earnings	$1,106,151	$1,001,076	$855,325	$961,457	$907,214

Earnings before cumulative effect of accounting change:
Basic earnings per share	$1.83	$1.62	$1.36	$1.51	$1.41
Diluted earnings per share	1.81	1.60	1.35	1.47	1.37
Net earnings:
Basic earnings per share	$1.83	$1.62	$1.38	$1.51	$1.41
Diluted earnings per share	1.81	1.60	1.36	1.47	1.37
Dividends declared per share	0.85	0.74	0.66	0.58	0.50
Total assets	$10,082,293	$9,518,931	$8,992,025	$8,267,902	$7,847,632
Capital expenditures	515,963	603,242	513,934	390,026	530,086
Current maturities of long-term debt	$4,896	$3,568	$106,265	$410,933	$162,833
Long-term debt	1,975,435	1,758,227	1,627,127	956,177	1,231,493

Total long-term debt	1,980,331	1,761,795	1,733,392	1,367,110	1,394,326
Shareholders’ equity	3,408,986	3,278,400	3,052,284	2,758,839	2,564,506

Total capitalization	$5,389,317	$5,040,195	$4,785,676	$4,125,949	$3,958,832

Ratio of long-term debt to capitalization	36.8%	35.0%	36.2%	33.1%	35.2%

Our financial results are impacted by accounting changes and the adoption of various accounting standards. See “Accounting Changes” in Item 7 for further discussion.

(1)	We adopted the provisions of SFAS 123(R), “Share-Based Payment” effective at the beginning of fiscal 2006. As a result, the results of operations for fiscal 2006 and later years include incremental share-based compensation cost over what would have been recorded had we continued to account for share-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights

Sales increased 7.1% in fiscal 2008 over the prior year. Product costs increased an estimated 6.0% during fiscal 2008 over the prior year. Operating income increased to $1,879,949,000 and 5.0% of sales, a 10.0% increase over the prior year. Net earnings and diluted earnings per share increased 10.5% and 13.1%, respectively, over the prior year.

Fiscal 2008 provided a challenging economic environment. Our industry is experiencing various macro-economic pressures, including high fuel costs, rising food prices and general economic conditions which are pressuring consumer disposable income. These factors restricted growth in fiscal 2008 and are continuing into fiscal 2009. High food cost inflation, which we began to experience in the fourth quarter of fiscal 2007, prevailed throughout fiscal 2008. In spite of these conditions, our operating companies managed margins and expenses effectively. Gross profit dollars increased 6.5% in fiscal 2008, while operating expenses grew only 5.3% over the prior year.

Operating income was negatively impacted by additional expenses from the combined impact of losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values as compared to gains in fiscal 2007 and increased provisions related to multi-employer pension plans. The negative impact of these additional expenses was partially offset by lower share-based compensation expense and lower company-sponsored pension expenses. In addition, fuel costs increased in fiscal 2008, driven by higher fuel prices. We partially offset the impact of the higher fuel costs through fuel usage reduction measures as well as fuel surcharges. We expect fuel costs in fiscal 2009 to be greater than in fiscal 2008.

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

We estimate that we serve about 16% of an approximately $231 billion annual market. This market includes i) the foodservice market in the United States and Canada and ii) the hotel amenity and hotel furniture and textile market in the United States, Canada, Europe and Asia. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially since that time.

Industry sources estimate the total foodservice market experienced real sales growth of approximately 1.3% in calendar year 2007 and 1.9% in calendar year 2006.

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

Strategic Business Initiatives

SYSCO maintains strategic focus areas which aim to help us achieve our long-term vision of becoming the global leader of the efficient, multi-temperature food product value chain. The following areas generally comprise the initiatives that are currently serving as the foundation of our efforts to ensure a sustainable future.

•	Sourcing and National Supply Chain focuses on lowering our cost of goods sold by leveraging SYSCO’s purchasing power and procurement expertise and capitalizing on an end-to-end view of our supply chain. Our National Supply Chain initiative is focused on lowering inventory, inbound freight, product costs, operating costs, working capital requirements and future facility expansion needs at our operating companies while providing greater value to our suppliers and customers.

•	Integrated Delivery focuses on standardized processes to optimize warehouse and delivery activities across the corporation and manage energy consumption to achieve a more efficient delivery of products to our customers.

•	Demand explores and implements practices to better understand and more profitably sell to and service SYSCO’s customers, including better tools and processes for selling.

•	Organizational Capabilities works to align management reporting, information technology systems and performance measures with the business initiatives.

A major component of our National Supply Chain is the use of redistribution centers (RDCs). The first RDC, the Northeast RDC located in Front Royal, Virginia, opened during the third quarter of fiscal 2005. Construction of our second RDC in Alachua, Florida was completed in fiscal 2008, and operations to service our five broadline operating companies in Florida began in April 2008. In fiscal 2009, we intend to service additional broadline companies from our existing RDCs.

We will continue to use our strategic business initiatives to leverage our market leadership position to continuously improve how we buy, handle and market products for our customers. Our primary focus is on growing and optimizing the core foodservice distribution business in North America, however we will also continue to explore and identify opportunities to grow our global capabilities and stay abreast of international acquisition opportunities.

As a part of our on going strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses.

Accounting Changes

FIN 48 Adoption

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

Pension Measurement Date Change and SFAS 158 Adoption

As of June 30, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). The recognition provision requires an employer to recognize a plan’s funded status in its statement of financial position and recognize the changes in a postretirement benefit plan’s funded status in comprehensive income in the year in which the changes occur. The effect of adoption on our consolidated balance sheet as of June 30, 2007 was a decrease in prepaid pension cost of $83,846,000, a decrease in other assets of $43,854,000, an increase in accrued expenses of $10,967,000, a decrease in long-term deferred taxes of $73,328,000, an increase in other long-term liabilities of $52,289,000, and a charge to accumulated other comprehensive loss of $117,628,000. The adoption of SFAS 158’s recognition provision did not have an effect on our consolidated balance sheet as of July 1, 2006. The adoption has no effect on our consolidated results of operations for any period presented, and it will not affect our consolidated results of operations in future periods.

SFAS 158 also has a measurement date provision, which is a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position, effective for fiscal years ending after December 15, 2008. In the first quarter of fiscal 2006, we changed the measurement date for company-sponsored pension and other postretirement benefit plans from fiscal year-end to May 31st to assist us in meeting accelerated SEC filing dates. As a result of this change, we recorded a cumulative effect of a change in accounting, which increased net earnings for fiscal 2006 by $9,285,000, net of tax. With the issuance of SFAS 158, we have elected to early adopt the measurement date provision in order to adopt both provisions of this accounting standard at the same time. As a result, beginning with fiscal 2008, the measurement date again corresponded with our fiscal year-end. We performed measurements as of May 31, 2007 and June 30, 2007 of our plan assets and benefit obligations. We recorded a charge to beginning retained earnings on July 1, 2007 of $3,572,000, net of tax, for the impact of the cumulative difference in our pension expense between the two measurement dates. We also recorded a benefit to beginning accumulated other comprehensive income (loss) on July 1, 2007 of $22,780,000, net of tax, for the impact of the difference in our balance sheet recognition provision between the two measurement dates.

EITF 04-13 Adoption

In the beginning of the fourth quarter of fiscal 2006, we adopted accounting pronouncement EITF 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (EITF 04-13). The accounting standard requires certain transactions, where inventory is purchased by us from a customer and then resold at a later date to the same customer (as defined), to be presented in the income statement on a net basis. This situation primarily arises for SYSCO when a customer has a proprietary item which they have either manufactured or sourced, but they require our distribution and logistics capabilities to get the product to their locations. The application of this standard requires sales and cost of sales to be reduced by the same amount for these transactions and thus net earnings are unaffected by the application of this standard. We adopted this accounting pronouncement beginning in the fourth quarter of fiscal 2006 and have applied it to similar transactions prospectively. Prior period sales and cost of sales have not been restated. Therefore, the calculation of sales growth and the comparison of gross margins, operating expenses and earnings as a percentage of sales between the non-comparable periods is affected. The impact of adopting this standard resulted in sales being reduced by $99,803,000 for the fourth quarter of fiscal 2006, and $253,724,000 for the first 39 weeks of fiscal 2007, without a reduction in sales for the comparable prior year periods. Beginning with the fourth quarter of fiscal 2007, sales are reported on a comparable accounting basis with the comparable prior year period.

SFAS 123(R) Adoption

In fiscal 2006, we adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) utilizing the modified-prospective transition method under which prior period results have not been restated. Our consolidated results of operations for all periods presented include share-based compensation cost recorded in accordance with SFAS 123(R).

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2008	2007	2006

Sales	100.0%	100.0%	100.0%
Cost of sales	80.8	80.7	80.7

Gross margin	19.2	19.3	19.3
Operating expenses	14.2	14.4	14.7

Operating income	5.0	4.9	4.6
Interest expense	0.3	0.3	0.3
Other income, net	(0.1)	0.0	0.0

Earnings before income taxes and cumulative effect of accounting change	4.8	4.6	4.3
Income taxes	1.8	1.7	1.7

Earnings before cumulative effect of accounting change	3.0	2.9	2.6
Cumulative effect of accounting change	—	—	0.0

Net earnings	3.0%	2.9%	2.6%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the prior year:

	2008	2007

Sales	7.1%	7.4%
Cost of sales	7.2	7.4

Gross margin	6.5	7.4
Operating expenses	5.3	5.3

Operating income	10.0	14.3
Interest expense	6.2	(3.8)
Other income, net	29.3	96.7

Earnings before income taxes and cumulative effect of accounting change	10.5	16.2
Income taxes	10.5	13.0

Earnings before cumulative effect of accounting change	10.5	18.3
Cumulative effect of accounting change	—	(100.0)

Net earnings	10.5%	17.0%

Earnings before cumulative effect of accounting change:
Basic earnings per share	13.0%	19.1%
Diluted earnings per share	13.1	18.5
Net earnings:
Basic earnings per share	13.0	17.4
Diluted earnings per share	13.1	17.6
Average shares outstanding	(2.0)	(0.5)
Diluted shares outstanding	(2.5)	(0.4)

Sales

Sales for fiscal 2008 were 7.1% greater than fiscal 2007. Non-comparable acquisitions contributed 0.1% to the overall sales growth rate for fiscal 2008.

Sales for fiscal 2007 were 7.4% greater than fiscal 2006. Non-comparable acquisitions contributed 0.7% to the overall sales growth rate for fiscal 2007. The impact of EITF 04-13 reduced sales growth by 0.7%, or $334,002,000 for fiscal 2007, compared to a $99,803,000 reduction for fiscal 2006. Sales are reported on a comparable basis beginning in the fourth quarter of fiscal 2007, which is the one-year anniversary of the adoption of EITF 04-13.

Product cost inflation and the resulting increase in selling prices was a significant contributor to sales growth in fiscal 2008 and to a lesser extent in fiscal 2007. Estimated product cost increases, an internal measure of inflation, were approximately 6.0% during fiscal 2008, as compared to 3.4% during fiscal 2007.

The rate of sales growth declined throughout fiscal 2008 from 8.5% in the first quarter of fiscal 2008 to 5.4% in the fourth quarter of fiscal 2008. We believe the current general economic conditions, which are placing pressure on consumer disposable income, are contributing to a decline in real volume growth in the foodservice market and in turn, have contributed to a slow-down in our sales growth. To the extent that these conditions persist, we believe that sales growth in fiscal 2009 will be lower than what was achieved in fiscal 2008.

We believe that our continued focus on the use of business reviews and business development activities, investment in customer contact personnel and the efforts of our marketing associates and sales support personnel are key drivers to strengthen customer relationships and growing sales with new and existing customers.

Operating Income

Cost of sales primarily includes product costs, net of vendor consideration, as well as in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities.

Operating income increased 10.0% in fiscal 2008 over fiscal 2007, increasing to 5.0% of sales. Gross margin dollars increased 6.5% in fiscal 2008 as compared to fiscal 2007, and operating expenses increased 5.3% in fiscal 2008. Operating income increased 14.3% in fiscal 2007 over fiscal 2006, increasing to 4.9% of sales. Gross margin dollars increased 7.4% in fiscal 2007, and operating expenses increased 5.3% in fiscal 2007.

Beginning in the fourth quarter of fiscal 2007, SYSCO began experiencing product cost increases in numerous product categories. These increases have persisted throughout fiscal 2008 at levels approximating 6.0%. Generally, SYSCO attempts to pass increased costs to its customers; however, because of contractual and competitive reasons, we are not able to pass along all of the product cost increases immediately. SYSCO’s goal is to obtain the lowest total procurement cost for our customers. We believe that we have managed the inflationary environment well, as evidenced by gross margin dollars increasing in both fiscal 2008 and 2007 at rates greater than expense increases. The high rate of product cost inflation has continued into fiscal 2009. We believe that prolonged periods of high inflation, such as the current rate, have a negative impact on our customers as rising food costs and fuel costs can reduce consumer spending in the food-prepared-away-from home market. As a result, these factors may negatively impact our sales, gross margins and earnings.

Fiscal 2008 operating expenses were negatively impacted by a net $24,135,000 in additional expenses as compared to fiscal 2007 from the combined impact of losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values and increased provisions related to multi-employer pension plans, partially offset by lower share-based compensation expense and lower company-sponsored pension expenses. In addition, fuel costs increased during fiscal 2008. We increased our use of fuel surcharges to offset a portion of these increased costs, thereby partially reducing the impact to operating income.

In fiscal 2007, the positive impact on operating expenses from decreases in company-sponsored pension expenses, share-based compensation expenses and higher gains related to the cash surrender value of corporate-owned life insurance policies, was largely offset by increased management incentive bonus accruals and investments in strategic business initiatives.

The carrying value of our corporate-owned life insurance policies is adjusted to their cash surrender values. This resulted in a loss of $8,718,000 in fiscal 2008, a gain of $23,922,000 in fiscal 2007 and a gain of $9,702,000 in fiscal 2006.

In fiscal 2008, we recorded a provision of $22,284,000 related to additional amounts that we expect to be required to contribute to an underfunded multi-employer pension plan and our withdrawal from a multi-employer pension plan. In fiscal 2007, we recorded a provision of $4,700,000 related to our withdrawal from a multi-employer pension plan. See additional discussion of multi-employer pension plans at “Liquidity and Capital Resources, Other Considerations.”

Share-based compensation cost in fiscal 2008 was $17,335,000 less than fiscal 2007. Share-based compensation expense decreased $28,852,000 in fiscal 2007 over fiscal 2006. These decreases were primarily due to lower levels of stock option grants in recent years as compared to previous years.

Net company-sponsored pension costs in fiscal 2008 were $8,754,000 less than fiscal 2007, due primarily to the funding status and the projected asset performance of the qualified pension plan. Net company-sponsored pension costs decreased $56,001,000 in fiscal 2007 over the prior year, due primarily to the increase in the discount rate used to determine fiscal 2007 pension costs.

Also affecting the comparison of fiscal 2007 and fiscal 2006 were increased management incentive bonus accruals and investments in strategic business initiatives. Due primarily to improved operating results, the non-stock portion of management incentive bonus accruals increased $64,770,000 in fiscal 2007 compared to fiscal 2006 when our performance did not satisfy the criteria for paying bonuses to our corporate officers. Investments in strategic business initiatives increased $22,410,000 in fiscal 2007 over the prior year.

In addition, SYSCO’s fuel costs increased by $34,023,000 in fiscal 2008 over fiscal 2007 primarily due to increased diesel prices. Our fuel costs increased by $21,225,000 in fiscal 2007 over fiscal 2006 due to increased diesel prices and increased volume usage. SYSCO’s costs per gallon have increased 18.7% in fiscal 2008 over fiscal 2007 and 7.1% in fiscal 2007 over fiscal 2006. During fiscal 2008, 2007 and 2006, fuel costs, excluding any amounts recovered through fuel surcharges, represented approximately 0.6%, 0.6% and 0.5% of sales, respectively. SYSCO’s activities to manage increased fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds, entering into forward fuel purchase commitments and the use of fuel surcharges.

We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. In fiscal 2008, the forward purchase commitments resulted in an estimated $21,000,000 of avoided fuel costs as the fixed price contracts were lower than market prices for the contracted volumes. In fiscal 2007, the forward purchase commitments resulted in prices that were comparable to market prices. In fiscal 2006, the forward purchase commitments resulted in an estimated $9,000,000 of avoided fuel costs as the fixed price contracts were lower than market prices for the contracted volumes. In July and August 2008, we entered into forward diesel fuel purchase commitments totaling approximately $195,000,000 through July 2009, which will lock in the price on approximately 50% of our fuel purchases through the first 26 weeks of fiscal 2009 and approximately 70% of our fuel purchases needs for the last 26 weeks of fiscal 2009.

In fiscal 2008, due to sustained, increased diesel prices, SYSCO increased its use of fuel surcharges. Fuel surcharges were approximately $27,000,000 higher in fiscal 2008 than in fiscal 2007. The change in fuel surcharges in fiscal 2007 over fiscal 2006 was not significant. Fuel surcharges are reflected within sales and gross margins.

If fuel prices continue at current levels, fuel costs in the first 26 weeks of fiscal 2009, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $55,000,000 to $65,000,000 as compared to the first 26 weeks of fiscal 2008. Our estimate is based upon the prevailing market prices for diesel in mid-August 2008, the cost committed to in our forward fuel purchase agreements currently in place and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset this increase in fuel expense in fiscal 2009, including the continued use of fuel surcharges and overall expense management. If fuel surcharges continue in fiscal 2009 at the same levels as the end of fiscal 2008, we estimate that we can recover about half of the anticipated increase in fuel costs noted above through increased fuel surcharges, which is less than the approximate 75% we were able to recover in fiscal 2008.

Customer accounts written off, net of recoveries, were $32,367,000, or 0.09% of sales, $26,010,000 or 0.07% of sales, and $21,128,000 or 0.06% of sales, for fiscal 2008, 2007 and 2006, respectively. We continue to monitor our customer account balances and believe continued strong credit practices will be necessary to avoid significant increases in write-offs in fiscal 2009. However, if the challenging economic environment persists, we could experience increased levels of write-offs and a higher provision for losses on receivables in fiscal 2009.

Net company-sponsored pension costs in fiscal 2009 are expected to increase by approximately $20,000,000 due primarily to lower returns on assets of the qualified pension plan during fiscal 2008, partially offset by a decrease in expense due to amendments to our Supplemental Executive Retirement Plan. Share-based compensation expense in fiscal 2009 is expected to decrease $20,000,000 to $25,000,000. The expected decrease is due primarily to two factors. First, option grants in prior years were at greater levels than recent years, resulting in reduced compensation expense being recognized. Secondly, the Management Incentive Plan annual bonus awards have been modified beginning with fiscal 2009, to exclude the previous stock award component. As a result, the share-based compensation expense related to the stock award component of the incentive bonuses recorded in previous years will not be incurred in fiscal 2009, and as a result fiscal 2009 will reflect reduced overall share-based based compensation expenses. Beginning in fiscal 2010, we expect to replace the stock award component of the incentive bonuses with annual discretionary restricted stock grants subject to time-based vesting which may result in increased share-based compensation expense in fiscal 2010.

Net Earnings

Net earnings increased 10.5% in fiscal 2008 over fiscal 2007. Net earnings increased 17.0% in fiscal 2007 over fiscal 2006. The changes in net earnings for these periods were due primarily to the factors discussed above, as well as the impact of changes in interest expense, other income and income taxes discussed below. Additionally, fiscal 2007 over fiscal 2006 was impacted by a fiscal 2006 accounting change. In the first quarter of fiscal 2006, SYSCO recorded a cumulative effect of a change in accounting due to a change in the measurement date for company-sponsored pension and other postretirement benefits plans, which increased net earnings for fiscal 2006 by $9,285,000, net of tax.

The increase in interest expense of $6,539,000 in fiscal 2008 as compared to fiscal 2007 was primarily due to increased borrowing levels partially offset by lower interest rates on our floating rate debt. The decrease in interest expense of $4,098,000 in fiscal 2007 over fiscal 2006 was primarily due to decreased borrowing levels.

Other income, net increased $5,195,000 in fiscal 2008 over fiscal 2007 and $8,719,000 in fiscal 2007 over fiscal 2006. Changes between the years resulted from fluctuations in miscellaneous activities, primarily gains and losses on the sale of surplus facilities. The increase in fiscal 2008 over fiscal 2007 was primarily due to gains from the sale of land and facilities as well as the sale of a minority interest in a business. The increase in fiscal 2007 over the prior year is primarily due to a gain on the sale of land.

The effective tax rate was 38.25% in fiscal 2008, 38.25% in fiscal 2007 and 39.35% in fiscal 2006.

The effective tax rate for fiscal 2008 was favorably impacted by tax benefits of approximately $7,700,000 resulting from the recognition of a net operating loss deferred tax asset which arose due to a state tax law change, $8,600,000 related to the reversal of valuation allowances previously recorded on Canadian net operating loss deferred tax assets and $5,500,000 related to the reduction in net Canadian deferred tax liabilities due to a federal tax rate reduction. The effective tax rate for fiscal 2008 was negatively impacted by the recording of tax and interest related to uncertain tax positions, share-based compensation expense and the recognition of losses to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values.

The decrease in the effective tax rate for fiscal 2007 over fiscal 2006 was primarily due to lower share-based compensation expense in fiscal 2007 as compared to fiscal 2006 and increased gains recorded related to the cash surrender value of corporate-owned life insurance policies.

Earnings Per Share

Basic earnings per share and diluted earnings per share increased 13.0% and 13.1%, respectively, in fiscal 2008 over the prior year. Basic earnings per share and diluted earnings per share increased 17.4% and 17.6%, respectively, in fiscal 2007 over the prior year. These increases were primarily the result of factors discussed above, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding was primarily due to share repurchases. The net reduction in diluted shares outstanding was primarily due to share repurchases and, with regard to fiscal 2008, an increase in the number of anti-dilutive options excluded from the diluted shares calculation.

Segment Results

We have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” (SFAS No. 131) The accounting policies for the segments are the same as those disclosed by SYSCO within the Financial Statements and Supplementary Data within Part II Item 8 of this Form 10-K. Intersegment sales generally represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include certain centrally incurred costs for shared services that are charged to our segments. These centrally incurred costs are charged based upon the relative level of service used by each operating company consistent with how management views the performance of its operating segments.

Prior to fiscal 2008, SYSCO’s management evaluated performance of each of our operating segments based on its respective earnings before income taxes. This measure included an allocation of certain corporate expenses to each operating segment in addition to the centrally incurred costs for shared services that were charged to our segments. During fiscal 2008, SYSCO’s management increased its focus on the performance of each of our operating segments based on its respective operating income results which excludes the allocation of additional corporate expenses. As a result, the segment reporting for fiscal 2007 and 2006 has been revised to conform to the fiscal 2008 presentation. While a segment’s operating income may be impacted in the short term by increases or decreases in margins, expenses, or a combination thereof, each business segment is expected to increase its operating income at a greater rate than sales growth. This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segments’ sales for each period reported and should be read in conjunction with Business Segment Information in Note 19 to the Consolidated Financial Statements in Item 8:

	Operating Income as a Percentage of Sales
	2008	2007	2006

Broadline	6.5%	6.5%	6.3%
SYGMA	0.2	0.2	(1)
Other	3.8	3.7	4.0

(1)	SYGMA had an operating loss of $371,000 in fiscal 2006.

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase over the prior year and should be read in conjunction with Business Segment Information in Note 19 to the Consolidated Financial Statements in Item 8:

	2008		2007
		Operating		Operating
	Sales	Income	Sales	Income

Broadline	8.1%	9.1%	7.0%	9.4%
SYGMA	4.4	(23.8)	6.0		(1)
Other	1.4	3.3	13.8	6.2

(1)	SYGMA had operating income of $10,842,000 in fiscal 2007 and an operating loss of $371,000 in fiscal 2006.

The following table sets forth sales and operating income of each of our reportable segments, the other segment, intersegment sales and corporate expenses and consolidated adjustments, including certain centrally incurred costs for shared services that are charged to our segments of which intercompany amounts are eliminated upon consolidation, expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information in Note 19 to the Consolidated Financial Statements in Item 8:

	2008		2007		2006
		Operating		Operating		Operating
	Sales	Income	Sales	Income	Sales	Income

Broadline	79.4%	103.1%	78.6%	104.0%	78.9%	108.6%
SYGMA	12.2	0.4	12.5	0.6	12.7	0.0
Other	9.7	7.3	10.2	7.8	9.6	8.4
Intersegment sales	(1.3)	—	(1.3)	—	(1.2)	—
Corporate expenses and consolidated adjustments	—	(10.8)	—	(12.4)	—	(17.0)

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Included in corporate expenses and consolidated adjustments, among other items, are:

•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;
•	Share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors; and
•	Corporate-level depreciation and amortization expense.

Broadline Segment

Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. Broadline operations have significantly higher operating margins than the rest of SYSCO’s operations. In fiscal 2008, the Broadline operating results represent approximately 80% of SYSCO’s overall sales and greater than 100% of SYSCO’s overall operating income prior to corporate expenses and consolidated adjustments.

There are several factors which contribute to these higher operating results as compared to the SYGMA and Other operating segments. We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and purchasing power allow us to leverage this segment’s earnings.

Sales

Sales for fiscal 2008 were 8.1% greater than fiscal 2007. Non-comparable acquisitions did not have a material impact on the overall sales growth rate for fiscal 2008. Fiscal 2008 growth was realized both from increased sales to multi-unit customers and marketing associate-served customers primarily through continued focus on customer account penetration through the use of business reviews with customers and efforts of our marketing associates. Product cost inflation and the resulting increases in selling prices was the primary contributor to sales growth.

Sales for fiscal 2007 were 7.0% greater than fiscal 2006. The impact of EITF 04-13 reduced sales growth by 0.4%, or $173,171,000, for fiscal 2007 compared to a $57,211,000 reduction for fiscal 2006. Sales are reported on a comparable basis beginning in the fourth quarter of fiscal 2007, which is the one-year anniversary of the adoption of EITF 04-13. Non-comparable acquisitions did not have an impact on the overall sales growth rate for fiscal 2007. Fiscal 2007 growth was primarily due to increased sales to marketing associate-served customers and multi-unit customers primarily through continued focus on customer account penetration through the use of business reviews with customers, increases in the number of customer contact personnel and efforts of our marketing associates.

Operating Income

The increases in operating income in fiscal 2008 over fiscal 2007 were primarily due to gross margin dollars increasing at a faster pace than expenses. We were able to manage our business effectively in the current inflationary environment by managing margins and improving operating efficiencies. Gross margin dollars increased 7.0% while operating expenses increased 6.1% in fiscal 2008 over fiscal 2007. The high cost of fuel also impacted our results. Fuel costs in fiscal 2008 were $21,575,000 higher than fiscal 2007. We attempt to mitigate increased fuel costs by reducing miles driven, improving fleet consumption by adjusting idling time and maximum speeds, entering into fixed price fuel purchase commitments and the use of fuel surcharges. In fiscal 2008, due to sustained increased diesel prices, our use of fuel surcharges increased. Fuel surcharges were approximately $21,000,000 higher in fiscal 2008 over fiscal 2007.

In fiscal 2008, we recorded a provision of $22,284,000 related to additional amounts that we expect to be required to contribute to an underfunded multi-employer pension plan and our withdrawal from a multi-employer pension plan. In fiscal 2007, we recorded a provision of $4,700,000 related to our withdrawal from a multi-employer pension plan.

The increases in operating income in fiscal 2007 over fiscal 2006 were primarily due to gross margin dollars increasing at a faster pace than expenses. Gross margin dollars increased 6.6% while operating expenses increased 5.4% in fiscal 2007 over fiscal 2006.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. SYGMA operations have traditionally had lower operating income as a percentage of sales than SYSCO’s other segments. This segment of the foodservice industry has generally been characterized by lower overall operating margins as the volume that these customers command allows them to negotiate for reduced margins. These operations service chain restaurants through contractual agreements that are typically structured on a fee per case delivered basis.

Sales

Sales for fiscal 2008 were 4.4% greater than fiscal 2007. Non-comparable acquisitions contributed 0.3% to the overall sales growth rate for fiscal 2008. Fiscal 2008 growth was generally due to product cost increases and sales to new customers. These increases were partially offset by lost sales due to non-renewed customer agreements and lower case volumes due to difficult economic conditions impacting SYGMA’s customer base.

Sales for fiscal 2007 were 6.0% greater than fiscal 2006. The impact of EITF 04-13 reduced sales growth by 2.7%, or $159,236,000, for fiscal 2007 compared to a $42,560,000 reduction for fiscal 2006. Sales are reported on a comparable basis beginning in the fourth quarter of fiscal 2007, which is the one-year anniversary of the adoption of EITF 04-13. Non-comparable acquisitions contributed 2.1% to the overall sales growth rate for fiscal 2007. The remaining fiscal 2007 growth was due to sales to new customers and sales growth in SYGMA’s existing customer base related to increased sales at existing locations as well as new locations added by those customers. In addition, certain customers were transferred from Broadline operations to be serviced by SYGMA operations, contributing to the sales increase.

Operating Income

Operating income in fiscal 2008 decreased as compared to fiscal 2007. In fiscal 2008, SYGMA expensed $5,587,000 related to the write-off of software development costs . In addition, some of SYGMA’s customers have experienced a slowdown in their business resulting in lower cases per delivery and therefore reduced gross margin dollars per stop. SYGMA also experienced increased fuel costs of $8,888,000 although it was able to partially offset these costs through increases in the fees charged to customers including fuel surcharges and reducing expenses. Fuel surcharges were approximately $6,000,000 higher in fiscal 2008 over fiscal 2007. Expense reductions were accomplished by consolidating regional offices, reducing headcounts and not renewing unprofitable customer contracts.

The increase in operating income in fiscal 2007 was due to several factors, including sales growth, increased margins and improved operating efficiencies, partially offset by costs of labor increases and auto liability related expenses. In addition, the transfer of customers from Broadline operations referred to above also contributed to the increase in operating income.

Other Segment

“Other” financial information is attributable to our other operating segments, including our specialty produce, custom-cut meat and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under SFAS No. 131.

On an aggregate basis, our “Other” segments have a lower operating income as a percentage of sales than SYSCO’s Broadline segment. SYSCO has acquired the operating companies within these segments in relatively recent years. These operations generally operate in a niche within the foodservice industry. These operations are also generally smaller in sales and scope than an average Broadline operation and each of these segments is considerably smaller in sales and overall scope than the Broadline segment. In the aggregate, the “Other” segment represented approximately 9.7% and 7.3% of SYSCO’s overall sales and operating income in fiscal 2008, respectively.

Operating income increased 3.3% for fiscal 2008 over fiscal 2007. The increase in operating income was generated primarily by improved results in the specialty produce and the lodging industry segments offset by reduced sales and operating income in the custom-cut meat segment.

Operating income increased 6.2% for fiscal 2007 over fiscal 2006. The increase in operating income was generated by improved results in each of the other segments and acquisitions.

Liquidity and Capital Resources

SYSCO provides marketing and distribution services to foodservice customers primarily throughout the United States and Canada. We intend to continue to expand our market share through profitable sales growth, foldouts and acquisitions. We also strive to increase the effectiveness of our operations through the use of technology and our supply chain and other strategic initiatives. These objectives require continuing investment. Our resources include cash provided by operations and access to capital from financial markets.

Our operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, systems, fleet and other equipment; cash dividends; and acquisitions compatible with our overall growth strategy. Any remaining cash generated from operations may be applied toward a portion of the cost of the share repurchase program, while the remainder of the cost may be financed with additional debt. Our share repurchase program is used primarily to offset shares issued under various employee benefit and compensation plans, to reduce shares outstanding (which may have the net effect of increasing earnings per share) and to aid in managing the ratio of long-term debt to total capitalization. Historically, our long-term debt to total capitalization ratio has generally been in the range of 35% and 40%. This ratio was 36.8% and 35.0% as of June 28, 2008 and June 30, 2007, respectively. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portion. We continue to assess and review the most appropriate capital structure as well as the appropriate leverage ratios with which to measure that capital structure. As a part of our on-going strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure. These transactions may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability.

We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets in the future, including issuances of debt securities under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements over at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes.

Operating Activities

We generated $1,596,129,000 in cash flow from operations in fiscal 2008, $1,402,922,000 in fiscal 2007 and $1,124,679,000 in fiscal 2006. Cash flow from operations in fiscal 2008, fiscal 2007 and fiscal 2006 was primarily due to net income in these years, reduced by increases in inventory balances and increases in accounts receivable balances, partially offset by an increase in accounts payable balances. The increases in accounts receivable and inventory balances were primarily due to sales growth. The accounts payable balances did not increase at the same rate as inventory increases. Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.

Cash flow from operations was negatively impacted by a decrease in accrued expenses of $22,721,000 during fiscal 2008, and was positively impacted by increases in accrued expenses of $132,936,000 during fiscal 2007 and $29,161,000 during fiscal 2006. The decrease in accrued expenses during fiscal 2008 was primarily due to the reversal of a product liability claim which is further explained below. This decrease was partially offset by increased accrued interest due to fixed-rate debt issued in fiscal 2008 and an increase to a provision related to a multi-employer pension plan. See additional discussion of multi-employer pension plans at “Liquidity and Capital Resources, Other Considerations.” The increase in accrued expenses during fiscal 2007 was primarily due to increased accruals for fiscal 2007 incentive bonuses due to improved operating results over fiscal 2006. The increase in accrued expenses during fiscal 2006 was related to various miscellaneous accruals.

In fiscal 2007, we recorded a liability for a product liability claim of $50,296,000 and the corresponding insurance receivable of $48,296,000, included within prepaid expenses and other current assets. In fiscal 2008, these amounts were reversed as our insurance carrier and other parties paid the full amount of the judgment in excess of our deductible. See further discussion of the product liability claim under Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8.

Other long-term liabilities and prepaid pension cost, net, increased $13,459,000 during fiscal 2008, decreased $14,817,000 in fiscal 2007 and increased $75,382,000 in fiscal 2006. The increase in fiscal 2008 was primarily attributable to an increase in deferred compensation from incentive compensation deferrals of prior-year annual incentive bonuses and the accrual of interest on our liability for unrecognized tax benefits. These increases were partially offset by the recording of net company-sponsored pension costs and the timing of pension contributions to our company-sponsored plans. In fiscal 2007 and 2006, the change in these accounts was primarily attributable to the recording of net company-sponsored pension costs and the timing and amount of pension contributions to our company-sponsored plans. In fiscal 2007, our pension contributions exceeded the amount of net pension costs recognized during the year resulting in a net cash outflow. In fiscal 2006, the net pension costs recorded exceeded the amount of pension contributions during the year resulting in a net cash inflow. We recorded net company-sponsored pension costs of $65,837,000, $74,591,000 and $130,592,000 during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Our contributions to our company-sponsored defined benefit plans were $92,670,000, $91,163,000 and $73,764,000 during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We expect to contribute approximately $97,000,000 to our company-sponsored defined benefit plans in fiscal 2009.

Investing Activities

Fiscal 2008 capital expenditures included:

•	construction of fold-out facilities in Knoxville, Tennessee and Longview, Texas;
•	replacement or significant expansion of facilities in Atlanta, Georgia; Chicago, Illinois; Peterborough, Ontario and Houston, Texas;
•	completion of the Southeast RDC in Alachua, Florida; and
•	completion of work on the corporate headquarters expansion.

Fiscal 2007 capital expenditures included:

•	construction of a fold-out facility in Raleigh, North Carolina;
•	replacement or significant expansion of facilities in Edmonton, Alberta; Los Angeles, California; Miami, Florida; Albuquerque, New Mexico and Columbia, South Carolina;
•	the Southeast RDC in Alachua, Florida; and
•	continuing work on the corporate headquarters expansion.

Fiscal 2006 capital expenditures included:

•	construction of fold-out facilities in Geneva, Alabama; Springfield, Illinois and Raleigh, North Carolina;
•	replacement or significant expansion of facilities in Miami, Florida and Denver, Colorado; and
•	continuing work on the corporate headquarters expansion.

The lower amount spent in fiscal 2008 was primarily due to delays on certain projects that will shift significant expenditures to fiscal 2009. As a result, we expect total capital expenditures in fiscal 2009 to be in the range of $675,000,000 to $725,000,000. Fiscal 2009 expenditures will include the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the company’s National Supply Chain initiative; and investments in technology.

Financing Activities

Equity

We routinely engage in Board-approved share repurchase programs. The number of shares acquired and their cost during the past three fiscal years were 16,769,900 shares for $529,179,000 in fiscal 2008, 16,231,200 shares for $550,865,000 in fiscal 2007 and 16,479,800 shares for $544,131,000 in fiscal 2006. An additional 125,000 shares have been purchased at a cost of $3,933,000 through August 13, 2008, resulting in a remaining authorization by our Board of Directors to repurchase up to 6,212,800 shares, based on the trades made through that date.

Dividends paid were $497,467,000, or $0.82 per share, in fiscal 2008, $445,416,000, or $0.72 per share, in fiscal 2007 and $397,537,000, or $0.64 per share, in fiscal 2006. In May 2008, we declared our regular quarterly dividend for the first quarter of fiscal 2009 of $0.22 per share, which was paid in July 2008.

In November 2000, we filed with the Securities and Exchange Commission a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 13, 2008, 29,477,835 shares remained available for issuance under this registration statement.

Short-term Borrowings

We have uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $145,000,000, of which none was outstanding as of June 28, 2008 or August 13, 2008.

Commercial Paper

We have a commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1,300,000,000. The current program was entered into in April 2006 and replaced notes that were issued under our previous commercial paper program as they matured and became due and payable.

SYSCO and one of our subsidiaries, SYSCO International, Co., has a revolving credit facility supporting our U.S. and Canadian commercial paper programs. The facility, in the amount of $1,000,000,000, terminates on November 4, 2012, subject to extension.

This facility was originally entered into in November 2005 in the amount of $500,000,000 and was increased to $750,000,000 in March 2006. In September 2006, the termination date on the facility was extended to November 4, 2011, in accordance with the terms of the agreement. In September 2007, the amount of the facility was increased to $1,000,000,000 and the termination date on the facility was extended to November 4, 2012. This facility replaced the previous $450,000,000 (U.S. dollar) and $100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated in November 2005.

During fiscal 2008, 2007 and 2006, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $1,133,241,000, $356,804,000 to $755,180,000, $126,846,000 to $774,530,000, respectively. There were no commercial paper issuances outstanding as of June 28, 2008 or August 13, 2008.

Fixed Rate Debt

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

In September 2005, in conjunction with the issuance of the 5.375% senior notes described above, we settled a $350,000,000 notional amount forward-starting interest rate swap we had entered into in March 2005. Upon termination, we paid cash of $21,196,000, which represented the fair value liability associated with the swap agreement at the time of termination. This amount is being amortized as interest expense over the 30-year term of the debt, and the unamortized balance is reflected as a loss, net of tax, in Other comprehensive income (loss).

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

Total Debt

Total debt as of June 28, 2008 was $1,980,331,000, of which approximately 99% was at fixed rates averaging 5.4% and the remainder was at floating rates averaging 2.2%. Certain loan agreements contain typical debt covenants to protect noteholders, including provisions to maintain our long-term debt to total capital ratio below a specified level. We were in compliance with all debt covenants as of June 28, 2008.

Other

As part of normal business activities, we issue letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of June 28, 2008 and June 30, 2007, letters of credit outstanding were $35,785,000 and $62,645,000, respectively.

Other Considerations

Multi-Employer Pension Plans

As discussed in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements in Item 8, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, we estimate that our share of withdrawal liability on most of the multi-employer plans we participate in, some of which appear to be underfunded, could be as much as $140,000,000 based on a voluntary withdrawal.

Required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, the Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We believe that any unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items. Of the plans in which SYSCO participates, one plan is more critically underfunded than the others. During fiscal 2008, we obtained information that this plan failed to satisfy minimum funding requirements for certain periods and believe it is probable that additional funding will be required as well as the payment of excise tax. As a result, we recorded a liability of approximately $16,500,000 related to our share of the minimum funding requirements and related excise tax for these periods. Currently, we believe that a majority of this amount will be paid in fiscal 2009 and are continuing to explore our alternatives as it relates to this plan. As of June 28, 2008, we have approximately $22,000,000 in liabilities recorded in total related to certain underfunded multi-employer defined benefit plans.

BSCC Cooperative Structure

Our affiliate, BSCC, is a cooperative taxed under subchapter T of the United States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods. In that event, we would be liable for interest on such amounts. As of June 28, 2008, SYSCO has recorded deferred income tax liabilities of $1,054,190,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $290,000,000 to $320,000,000, prior to federal and state income tax benefit, as of June 28, 2008. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS, and while management believes it is probable we will prevail, we concluded the measurement model of FIN 48 required us to provide an accrual for a portion of the interest exposure. If a taxing authority requires us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, we may be required to raise additional capital through debt financing or we may have to forego share repurchases or defer planned capital expenditures or a combination of these items.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth, as of June 28, 2008, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Recorded Contractual Obligations:
Long-term debt	$1,943,711	$262	$447	$450,135	$1,492,867
Capital lease obligations	36,620	4,634	6,380	3,687	21,919
Deferred compensation(1)	128,752	8,885	17,455	14,067	88,345
SERP and other postretirement plans(2)	243,464	17,401	39,899	45,406	140,758
Multi-employer pension plans(3)	22,000	16,200	5,800	—	—
Unrecognized tax benefits (including interest)(4)	208,037
Unrecorded Contractual Obligations:
Interest payments related to debt(5)	1,453,853	103,233	206,465	190,185	953,970
Long-term non-capitalized leases	290,843	64,000	97,916	54,356	74,571
Purchase obligations(6)	2,560,268	1,852,621	540,937	107,462	59,248

Total contractual cash obligations	$6,887,548	$2,067,236	$915,299	$865,298	$2,831,678

(1)	The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)	Includes estimated contributions to the unfunded Supplemental Executive Retirement Plan (SERP) and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2017, based on actuarial assumptions.

(3)	Excludes normal contributions required under our collective bargaining agreements.

(4)	Unrecognized tax benefits relate to uncertain tax positions recorded under FIN 48, which we adopted as of July 1, 2007. As of June 28, 2008, we had a liability of $69,830,000 for unrecognized tax benefits for all tax jurisdictions and $138,207,000 for related interest that could result in cash payment. As we are not able to reasonably estimate the timing of non-current payments or the amount by which the liability will increase or decrease over time, the related non-current balances have not been reflected in the “Payments Due by Period” section of the table. For further discussion of the impact of adopting FIN 48, see Note 16, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8.

(5)	Includes payments on floating rate debt based on rates as of June 28, 2008, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.

(6)	For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our sourcing initiative. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with a third party to provide hardware and hardware hosting services over a ten year period ending in fiscal 2015 (See discussion under Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8), fixed electricity agreements and fixed fuel purchase commitments. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 28, 2008 included $55,469,000 in cash. This amount is not included in the table above.

No obligations were included in the table above for the qualified retirement plan because as of June 28, 2008, we do not have a minimum funding requirement under ERISA guidelines for this plan due to our previous voluntary contributions. However, we intend to make voluntary contributions to the qualified retirement plan totaling $80,000,000 during fiscal 2009.

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

Critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Our most critical accounting policies and estimates pertain to the allowance for doubtful accounts receivable, self-insurance programs, company-sponsored pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation.

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable and determine the appropriate reserve for doubtful accounts based on a combination of factors. We utilize specific criteria to determine uncollectible receivables to be written off, including whether a customer has filed for or has been placed in bankruptcy, has had accounts referred to outside parties for collection or has had accounts past due over specified periods. Allowances are recorded for all other receivables based on analysis of historical trends of write-offs and recoveries. In addition, in circumstances where we are aware of a specific customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. Our judgment is required as to the impact of certain of these items and other factors as to ultimate realization of our accounts receivables. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Company-Sponsored Pension Plans

Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Three of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets.

For guidance in determining the discount rates, we calculate the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate for determining fiscal 2008 net pension costs for the company-sponsored qualified pension plan (Retirement Plan), which was determined as of the June 30, 2007 measurement date, increased 0.05% to 6.78%. The discount rate for determining fiscal 2008 net pension costs for the SERP, which was determined as of the June 30, 2007 measurement date, decreased 0.09% to 6.64%. The combined effect of these discount rate changes was a decrease in our net company-sponsored pension costs for all plans for fiscal 2008 by an estimated $480,000. The discount rate for determining fiscal 2009 net pension costs for the Retirement Plan, which was determined as of the June 28, 2008 measurement date, increased 0.16% to 6.94%. The discount rate for determining fiscal 2009 net pension costs for the SERP, which was determined as of the June 28, 2008 measurement date, increased 0.39% to 7.03%. The combined effect of these discount rate changes will decrease our net company-sponsored pension costs for all plans for fiscal 2009 by an estimated $8,692,000. A 1.0% increase in the discount rates for fiscal 2009 would decrease SYSCO’s net company-sponsored pension cost by $32,000,000, while a 1.0% decrease in the discount rates would increase pension cost by $49,000,000. The impact of a 1.0% increase in the discount rates differs from the impact of a 1.0% decrease in discount rates because a 1.0% decrease in discount rates would require additional amounts of amortization from net actuarial losses which would not be required with a 1.0% increase in this rate. As of June 28, 2008, our net actuarial losses from our company-sponsored pension plans were $351,344,000, an increase of $192,438,000. We estimate the amortization of net actuarial losses will increase our fiscal 2009 pension expense by approximately $14,000,000 as compared to fiscal 2008.

We look to actual plan experience in determining the rates of increase in compensation levels. We used a plan specific age-related set of rates for the Retirement Plan, which are equivalent to a single rate of 6.17% as of June 28, 2008 and June 30, 2007. As of June 28, 2008, the SERP assumes various levels of base salary increase and decrease for determining pay for fiscal 2009 depending upon the participant’s position with the company and a 7% salary growth assumption for all participants for fiscal 2010 and thereafter. As of June 30, 2007, the SERP assumed salary rate increases of 10% through fiscal 2007 and 7% thereafter.

The expected long-term rate of return on plan assets of the Retirement Plan was 8.50% for fiscal 2008 and 9.00% for fiscal 2007. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 9.0%, 7.3%, 12.1% and 8.3% over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2007, respectively. In addition, in nine of the last 15 years, the actual return on plan assets has exceeded 10.0%. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the Retirement Plan is 8.00% for fiscal 2009. A 1.0% increase (decrease) in the assumed rate of return for fiscal 2009 would decrease (increase) SYSCO’s net company-sponsored pension costs for fiscal 2009 by approximately $15,900,000.

The adoption of the recognition and disclosure provisions of SFAS 158 as of June 30, 2007 resulted in the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss as of June 30, 2007 after adoption of SFAS 158 was a charge, net of tax, of $125,265,000, which represented the net actuarial losses, prior service costs and transition obligation remaining from the initial adoption of SFAS 87/106 as of that date. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 28, 2008 was a charge, net of tax, of $220,913,000.

Changes in the assumptions, including changes to the discount rate discussed above, together with the normal growth of the plans, the impact of actuarial losses from prior periods and the timing and amount of contributions, decreased net company-sponsored pension costs by $8,754,000 in fiscal 2008 and are expected to increase net company-sponsored pension costs in fiscal 2009 by approximately $27,200,000. However, a change in the SERP design is expected to decrease net company-sponsored pension costs in fiscal 2009 by $7,200,000, for a net increase of approximately $20,000,000.

We made cash contributions to our company-sponsored pension plans of $92,670,000 and $91,163,000 in fiscal years 2008 and 2007, respectively, including voluntary contributions to the Retirement Plan of $80,000,000 and $80,000,000 in fiscal 2008 and fiscal 2007, respectively. In fiscal 2009, as in the previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements but we anticipate that we will make voluntary contributions of $80,000,000, which is not greater than the estimated maximum amount that will be tax deductible in fiscal 2009. The estimated fiscal 2009 contributions to fund benefit payments for the SERP and other post-retirement plans together are approximately $17,401,000.

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

Prior to fiscal 2008, in evaluating the exposures connected with the various tax filing positions, we established an accrual when, despite our belief that our tax return positions were supportable, we believed that certain positions may be successfully challenged and a loss was probable. When facts and circumstances changed, these accruals were adjusted. Beginning in fiscal 2008, we adopted FIN 48, which changed the accounting for uncertain tax positions. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likelihood of being realized upon settlement. (See discussion under Note 16, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8).

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. We believe that the judgments and estimates discussed herein are reasonable; however, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established, or pay amounts in excess of recorded liabilities, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.

Vendor Consideration

We recognize consideration received from vendors when the services performed in connection with the monies received are completed and when the related product has been sold by SYSCO. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, we will recognize the vendor consideration as a reduction of cost of sales when the product is sold. In the situations where the vendor consideration is not related directly to specific product purchases, we will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts realized. In certain of these latter instances, the vendor consideration represents a reimbursement of a specific incremental identifiable cost incurred by SYSCO. In these cases, we classify the consideration as a reduction of those costs with any excess funds classified as a reduction of cost of sales and recognize these in the period in which the costs are incurred and related services performed.

Accounting for Business Combinations

Goodwill and intangible assets represent the excess of consideration paid over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the appropriate reporting unit.

In addition, annually or more frequently as needed, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values of the applicable reporting units exceed the carrying values of these assets. The reporting units used in assessing goodwill impairment are our six operating segments as described in Note 19, Business Segment Information, to the Consolidated Financial Statements in Item 8. The components within each of our six operating segments have similar economic characteristics and therefore are aggregated into six reporting units.

We arrive at our estimates of fair value using a combination of discounted cash flow and earnings multiple models. The results from each of these models are then weighted and combined into a single estimate of fair value for each of our six operating segments. The primary assumptions used in these various models include estimated average sales and earnings multiples of comparable acquisitions in the industry, average sales and earnings multiples on acquisitions completed by SYSCO in the past, future cash flow estimates of the reporting units and weighted average cost of capital, along with working capital and capital expenditure requirements.

Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss. Our past estimates of fair value for fiscal 2007, 2006 and 2005 have not been materially different when revised to include subsequent years’ actual results. SYSCO has not made any material changes in its impairment assessment methodology during the past three fiscal years. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. In fiscal 2008, the reporting units’ fair values would have had to have been lower by 20% compared to the fair values estimated in our impairment analysis before additional analysis would have been indicated to determine if an impairment existed for any of our reporting units.

The Other (specialty produce, custom-cut meat, lodging industry products and international distribution operations) operating segments have a greater proportion of goodwill recorded to estimated fair value as compared to the Broadline or SYGMA reporting units. This is primarily due to these businesses having been recently acquired, and as a result there has been less history of organic growth than in the Broadline and SYGMA segments. In addition, these businesses also have lower levels of cash flow than the Broadline segment. As such, these Other operating segments have a greater risk of future impairment if their operations were to suffer a significant downturn.

Share-Based Compensation

We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.

Effective July 3, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 and later years includes: a) compensation cost for all share-based payments granted through July 2, 2005, but for which the requisite service period had not been completed as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for periods prior to fiscal 2006 have not been restated.

As of June 28, 2008, there was $66,432,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.88 years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatility is based on historical volatility of SYSCO’s stock, implied volatilities from traded options on SYSCO’s stock and other factors. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected dividend yield is estimated based on the historical pattern of dividends and the average stock price for the year preceding the option grant. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The compensation cost related to stock issuances resulting from awards under the Management Incentive Plan was accrued over the fiscal year to which the incentive bonus relates. The compensation cost related to stock issuances resulting from employee purchases of stock under the Employees’ Stock Purchase Plan is recognized during the quarter in which the employee payroll withholdings are made.

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

In addition, certain of our options provide that if the optionee retires at certain age and years of service thresholds, the options continue to vest as if the optionee continued to be an employee or director. In these cases, for awards granted prior to July 2, 2005, we will recognize the compensation cost for such awards over the remaining service period and accelerate any remaining unrecognized compensation cost when the employee retires. For awards granted subsequent to July 3, 2005, we will recognize compensation cost for such awards over the period from the date of grant to the date the employee first becomes eligible to retire with his options continuing to vest after retirement.

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

New Accounting Standards

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have decided not to adopt SFAS 159 for our existing financial assets and liabilities at the date of option. Thus, there will be no one-time impact from adoption of this standard to our consolidated financial statements.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a business combination. This statement also establishes recognition and measurement principles for the goodwill acquired in a business combination and disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. We will apply this statement primarily on a prospective basis for business combinations beginning in fiscal 2010. Earlier application of the standard is prohibited.

FSP 157-2

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a common definition for fair value under generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS 157 will be effective for SYSCO in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. As a result of the deferral, SFAS 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. We believe the adoption of SFAS 157 in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis will not have a material impact on our consolidated financial statements. We are continuing to evaluate the impact of adopting the provisions of SFAS 157 in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about SYSCO’s ability to increase its sales and market share and grow earnings, the continuing impact of economic conditions on consumer confidence and our business, expense trends, anticipated multi-employer pension related liabilities and contributions to various multi-employer pension plans, the outcome of ongoing tax audits, the impact of ongoing legal proceedings, the loss of SYSCO’s largest customer not having a material adverse effect on SYSCO as a whole, compliance with laws and government regulations not having a material effect on our capital expenditures, earnings or competitive position, long-term debt to capitalization ratios, anticipated capital expenditures and the sources of financing for those capital expenditures, continued competitive advantages and positive results from strategic business initiatives, anticipated company-sponsored pension plan liabilities, the availability and adequacy of insurance to cover liabilities, the impact of future adoption of accounting pronouncements, predictions regarding the impact of changes in estimates used in impairment analyses, the anticipated impact of changes in foreign currency exchange rates and SYSCO’s ability to meet future cash requirements and remain profitable.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors discussed at Item 1.A. above and elsewhere. In addition, the success of SYSCO’s strategic business initiatives could be affected by conditions in the economy and the industry and internal factors such as the ability to control expenses, including fuel costs. The ability to meet long-term debt to capitalization ratios also may be affected by cash flow including amounts spent on share repurchases and acquisitions and internal growth. Company-sponsored pension plan liabilities are impacted by a number of factors including the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets. Legal proceedings are impacted by events, circumstances and individuals beyond the control of SYSCO. Predictions regarding the future adoption of accounting pronouncements involve estimates without the benefit of precedent, and if our estimates turn out to be materially incorrect, our assessment of the impact of the pronouncement could prove incorrect, as well. The anticipated impact of compliance with laws and regulations also involves the risk that estimates may turn out to be materially incorrect, and laws and regulations, as well as methods of enforcement, are subject to change.

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

Fiscal 2008

As of June 28, 2008, we had no commercial paper outstanding. Our long-term debt obligations as of June 28, 2008 were $1,980,331,000, of which approximately 99% were at fixed rates of interest. We had no interest rate swaps outstanding as of June 28, 2008.

The following table presents our interest rate position as of June 28, 2008. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 28, 2008
	Principal Amount by Expected Maturity
	Average Interest Rate
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(In thousands)

U.S. $ Denominated:
Fixed Rate Debt	$4,437	$3,366	$2,318	$201,205	$251,055	$1,478,309	$1,940,690	$1,889,602
Average Interest Rate	3.7%	3.8%	4.2%	6.1%	4.3%	5.5%	5.4%
Floating Rate Debt	$—	$—	$—	$—	$—	$15,000	$15,000	$15,000
Average Interest Rate	—	—	—	—	—	2.2%	2.2%
Canadian $ Denominated:
Fixed Rate Debt	$459	$506	$637	$744	$818	$21,477	$24,641	$23,992
Average Interest Rate	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%	9.8%
Floating Rate Debt	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—	—

Fiscal 2007

As of June 30, 2007, we had outstanding $531,826,000 of commercial paper at variable rates of interest with maturities through September 24, 2007. Excluding commercial paper issuances, our long-term debt obligations as of June 30, 2007 were $1,229,969,000, of which approximately 99% were at fixed rates of interest. We had no interest rate swaps outstanding as of June 30, 2007.

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

Foreign Currency Exchange Rate Risk

We have Canadian subsidiaries, all of which use the Canadian dollar as their functional currency with the exception of a financing subsidiary. To the extent that business transactions are not denominated in Canadian dollars, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within shareholders’ equity due to translation of the financial statements from Canadian dollars to U.S. dollars. Our Canadian financing subsidiary has notes denominated in U.S. dollars, which has the potential to create taxable income in Canada when the debt is paid due to changes in the exchange rate from the inception of the debt through the payment date. A 10% unfavorable change in the fiscal 2008 year-end exchange rate and the resulting increase in the tax liability associated with these notes would not have a material impact on our results of operations. We do not routinely enter into material agreements to hedge foreign currency risks.

Fuel Price Risk

The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. During fiscal 2008, 2007 and 2006, fuel costs related to outbound deliveries represented approximately 0.6%, 0.6% and 0.5% of sales, respectively. Fuel costs, excluding any amounts recovered through fuel surcharges, incurred by SYSCO increased by approximately $34,023,000 in fiscal 2008 over fiscal 2007 and $21,225,000 in fiscal 2007 over fiscal 2006.

From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of June 28, 2008, we had no outstanding forward diesel fuel purchase commitments. In July and August 2008, we entered into forward diesel fuel purchase commitments totaling approximately $195,000,000 through July 2009, which will lock in the price on approximately 50% of our fuel purchases through the first 26 weeks of fiscal 2009 and approximately 70% of our fuel purchases needs for the last 26 weeks of fiscal 2009.

If fuel prices continue at current levels, fuel costs in the first 26 weeks of fiscal 2009, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $55,000,000 to $65,000,000 as compared to the first 26 weeks of fiscal 2008. Our estimate is based upon the prevailing market prices for diesel mid-August 2008, the cost committed to in our forward fuel purchase agreements currently in place and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. A 10% unfavorable or favorable change in diesel prices from the market price used in our estimates above would change the range of potential increase to $50,000,000 to $70,000,000.

Item 8.	Financial Statements and Supplementary Data

SYSCO CORPORATION AND SUBSIDIARIES

All schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto.

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

SYSCO’s management assessed the effectiveness of SYSCO’s internal control over financial reporting as of June 28, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of June 28, 2008, SYSCO’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP has issued an audit report on the effectiveness of SYSCO’s internal control over financial reporting as of June 28, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
SYSCO Corporation

We have audited SYSCO Corporation (a Delaware Corporation) and its subsidiaries (the “Company”) internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SYSCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SYSCO Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 28, 2008 and June 30, 2007 and the related consolidated results of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 28, 2008 of SYSCO Corporation and its subsidiaries and our report dated August 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
August 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders
SYSCO Corporation

We have audited the accompanying consolidated balance sheets of SYSCO Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of June 28, 2008 and June 30, 2007, and the related consolidated results of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 28, 2008 and June 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions, effective June 30, 2007, and the change in measurement date provision, effective July 1, 2007, of Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Also, discussed in Note 2 to the consolidated financial statements, effective July 1, 2007, SYSCO Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SYSCO Corporation and subsidiaries internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
August 26, 2008

SYSCO

CONSOLIDATED BALANCE SHEETS

	June 28, 2008	June 30, 2007
	(In thousands except for
	share data)

ASSETS
Current assets
Cash and cash equivalents	$551,552	$207,872
Accounts and notes receivable, less allowances of $31,730 and $31,841	2,723,189	2,610,885
Inventories	1,836,478	1,714,187
Prepaid expenses and other current assets	63,814	123,284
Prepaid income taxes	—	19,318

Total current assets	5,175,033	4,675,546
Plant and equipment at cost, less depreciation	2,889,790	2,721,233
Other assets
Goodwill	1,413,224	1,355,313
Intangibles, less amortization	87,528	91,366
Restricted cash	92,587	101,929
Prepaid pension cost	215,159	352,390
Other	208,972	221,154

Total other assets	2,017,470	2,122,152

Total assets	$10,082,293	$9,518,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$18,900
Accounts payable	2,048,759	1,981,190
Accrued expenses	917,892	922,582
Accrued income taxes	11,665	—
Deferred taxes	516,131	488,849
Current maturities of long-term debt	4,896	3,568

Total current liabilities	3,499,343	3,415,089
Other liabilities
Long-term debt	1,975,435	1,758,227
Deferred taxes	540,330	626,695
Other long-term liabilities	658,199	440,520

Total other liabilities	3,173,964	2,825,442
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share
Authorized 2,000,000,000 shares; issued 765,174,900 shares	765,175	765,175
Paid-in capital	712,208	637,154
Retained earnings	6,041,429	5,544,078
Accumulated other comprehensive loss	(68,768)	(4,061)

	7,450,044	6,942,346
Less cost of treasury stock 163,942,358 and 153,334,523 shares	4,041,058	3,663,946

Total shareholders’ equity	3,408,986	3,278,400

Total liabilities and shareholders’ equity	$10,082,293	$9,518,931

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
	(In thousands except for share data)

Sales	$37,522,111	$35,042,075	$32,628,438
Cost of sales	30,327,254	28,284,603	26,337,107

Gross margin	7,194,857	6,757,472	6,291,331
Operating expenses	5,314,908	5,048,990	4,796,301

Operating income	1,879,949	1,708,482	1,495,030
Interest expense	111,541	105,002	109,100
Other income, net	(22,930)	(17,735)	(9,016)

Earnings before income taxes and cumulative effect of accounting change	1,791,338	1,621,215	1,394,946
Income taxes	685,187	620,139	548,906

Earnings before cumulative effect of accounting change	1,106,151	1,001,076	846,040
Cumulative effect of accounting change	—	—	9,285

Net earnings	$1,106,151	$1,001,076	$855,325

Earnings before cumulative effect of accounting change:
Basic earnings per share	$1.83	$1.62	$1.36
Diluted earnings per share	1.81	1.60	1.35
Net earnings:
Basic earnings per share	$1.83	1.62	1.38
Diluted earnings per share	1.81	1.60	1.36

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
	(In thousands except for share data)

Balance as of July 2, 2005	765,174,900	$765,175	$389,053	$4,552,379	$(13,677)	136,607,370	$2,934,091	$2,758,839
Net earnings				855,325				855,325
Minimum pension liability adjustment					43,180			43,180
Foreign currency translation adjustment					47,718			47,718
Change in fair value of interest rate swap					7,064			7,064
Amortization of cash flow hedge					333			333

Comprehensive income								953,620
Dividends declared				(408,264)				(408,264)
Treasury stock purchases						16,104,800	530,563	(530,563)
Treasury stock issued for acquisitions			1,750			(126,027)	(1,305)	3,055
Share-based compensation awards			134,881			(6,306,823)	(140,716)	275,597

Balance as of July 1, 2006	765,174,900	$765,175	$525,684	$4,999,440	$84,618	146,279,320	$3,322,633	$3,052,284
Net earnings				1,001,076				1,001,076
Minimum pension liability adjustment					3,469			3,469
Foreign currency translation adjustment					25,052			25,052
Amortization of cash flow hedge					428			428

Comprehensive income								1,030,025
Dividends declared				(456,438)				(456,438)
Treasury stock purchases						16,501,200	559,788	(559,788)
Share-based compensation awards			111,470			(9,445,997)	(218,475)	329,945
Adoption of SFAS 158 recognition provision					(117,628)			(117,628)

Balance as of June 30, 2007	765,174,900	$765,175	$637,154	$5,544,078	$(4,061)	153,334,523	$3,663,946	$3,278,400

Net earnings				1,106,151				1,106,151
Foreign currency translation adjustment					30,514			30,514
Amortization of cash flow hedge					427			427
Amortization of prior service cost					3,777			3,777
Amortization of net actuarial losses					2,003			2,003
Amortization of transition obligation					93			93
Pension funded status adjustment					(124,301)			(124,301)

Comprehensive income								1,018,664
Dividends declared				(513,593)				(513,593)
Treasury stock purchases						16,499,900	520,255	(520,255)
Share-based compensation awards			75,054			(5,892,065)	(143,143)	218,197
Adoption of FIN 48				(91,635)				(91,635)
Adoption of SFAS 158 measurement date provision				(3,572)	22,780			19,208

Balance as of June 28, 2008	765,174,900	$765,175	$712,208	$6,041,429	$(68,768)	163,942,358	$4,041,058	$3,408,986

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED CASH FLOWS

	Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$1,106,151	$1,001,076	$855,325
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	(9,285)
Share-based compensation expense	80,650	97,985	126,837
Depreciation and amortization	372,529	362,559	345,062
Deferred tax provision	643,480	545,971	482,111
Provision for losses on receivables	32,184	28,156	19,841
(Gain) loss on sale of assets	(2,747)	(6,279)	847
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(128,017)	(134,153)	(162,586)
(Increase) in inventories	(110,925)	(95,932)	(119,392)
Decrease (increase) in prepaid expenses and other current assets	59,896	(62,773)	1,741
Increase in accounts payable	54,451	85,422	49,775
(Decrease) increase in accrued expenses	(22,721)	132,936	29,161
(Decrease) in accrued income taxes	(509,783)	(491,993)	(545,634)
Decrease (increase) in other assets	11,926	(36,426)	(17,937)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	13,459	(14,817)	75,382
Excess tax benefits from share-based compensation arrangements	(4,404)	(8,810)	(6,569)

Net cash provided by operating activities	1,596,129	1,402,922	1,124,679

Cash flows from investing activities:
Additions to plant and equipment	(515,963)	(603,242)	(513,934)
Proceeds from sales of plant and equipment	13,320	16,008	21,037
Acquisition of businesses, net of cash acquired	(55,259)	(59,322)	(114,378)
Decrease (increase) in restricted cash	2,342	(2,155)	(2,243)

Net cash used for investing activities	(555,560)	(648,711)	(609,518)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	(550,726)	121,858	240,017
Other debt borrowings	757,972	5,290	500,987
Other debt repayments	(7,628)	(109,656)	(413,383)
Debt issuance costs	(4,192)	(7)	(3,998)
Cash (paid for) received from termination of interest rate swap	—	—	(21,196)
Common stock reissued from treasury	128,238	221,736	128,055
Treasury stock purchases	(529,179)	(550,865)	(544,131)
Dividends paid	(497,467)	(445,416)	(397,537)
Excess tax benefits from share-based compensation arrangements	4,404	8,810	6,569

Net cash used for financing activities	(698,578)	(748,250)	(504,617)

Effect of exchange rates on cash	1,689	14	(325)

Net increase in cash	343,680	5,975	10,219
Cash at beginning of year	207,872	201,897	191,678

Cash at end of year	$551,552	$207,872	$201,897

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$98,330	$107,109	$107,242
Income taxes	530,169	563,968	619,442

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, (SYSCO or the company), acting through its subsidiaries and divisions, is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or “food-prepared-away-from-home” industry. These services are performed for over 400,000 customers from 180 distribution facilities located throughout the United States and Canada.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables from customers and receivables from suppliers for marketing or incentive programs. SYSCO determines the past due status of trade receivables based on contractual terms with each customer. SYSCO evaluates the collectability of accounts receivable and determines the appropriate reserve for doubtful accounts based on a combination of factors. The company utilizes specific criteria to determine uncollectible receivables to be written off including whether a customer has filed for or been placed in bankruptcy, has had accounts referred to outside parties for collection or has had accounts past due over specified periods. Allowances are recorded for all other receivables based on an analysis of historical trends of write-offs and recoveries. In addition, in circumstances where the company is aware of a specific customer’s inability to meet its financial obligation to SYSCO, a specific allowance for doubtful accounts is recorded to reduce the receivable to the net amount reasonably expected to be collected. In addition, allowances are recorded for all other receivables based on an analysis of historical trends of write-offs and recoveries.

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

Plant and Equipment

Capital additions, improvements and major replacements are classified as plant and equipment and are carried at cost. Depreciation is recorded using the straight-line method, which reduces the book value of each asset in equal amounts over its estimated useful life, and is included within operating expenses in the consolidated results of operations. Maintenance, repairs and minor replacements are charged to earnings when they are incurred. Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized for the past three years was $6,805,000 in 2008, $3,955,000 in 2007 and $2,853,000 in 2006.

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

Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the combination. The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values. The reporting units used to assess goodwill impairment are the company’s six operating segments as described in Note 19, Business Segment Information. The components within each of the six operating segments have similar economic characteristics and therefore are aggregated into six reporting units. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), requires the recognition of all derivatives as assets or liabilities within the consolidated balance sheets at fair value. Gains or losses on derivative financial instruments designated as fair value hedges have been recognized immediately in the consolidated results of operations, along with the offsetting gain or loss related to the underlying hedged item.

Gains or losses on derivative financial instruments designated as cash flow hedges have been recorded as a separate component of shareholders’ equity at their settlement, whereby gains or losses are reclassified to the Consolidated Results of Operations in conjunction with the recognition of the underlying hedged item.

In the normal course of business, SYSCO enters into forward purchase agreements for the procurement of fuel, electricity and product commodities related to SYSCO’s business. These agreements meet the definition of a derivative. However, the company elected to use the normal purchase and sale exemption available under SFAS 133 (as amended and interpreted); therefore, these agreements are not recorded at fair value.

Treasury Stock

The company records treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

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

Vendor Consideration

SYSCO recognizes consideration received from vendors when the services performed in connection with the monies received are completed and when the related product has been sold by SYSCO as a reduction to cost of sales. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, SYSCO will recognize the vendor consideration as a reduction of cost of sales when the product is sold. In the situations where the vendor consideration is not related directly to specific product purchases, SYSCO will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts realized. In certain of these latter instances, the vendor consideration represents a reimbursement of a specific incremental identifiable cost incurred by SYSCO. In these cases, SYSCO classifies the consideration as a reduction of those costs, with any excess funds classified as a reduction of cost of sales and recognizes these in the period in which the costs are incurred and related services performed.

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $2,155,794,000 in fiscal 2008, $1,977,516,000 in fiscal 2007, and $1,857,093,000 in fiscal 2006.

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

Acquisitions

Acquisitions of businesses are accounted for using the purchase method of accounting, and the financial statements include the results of the acquired operations from the respective dates they joined SYSCO.

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

FIN 48

Effective July 1, 2007, SYSCO adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The impact of adopting this standard is discussed in Note 16, Income Taxes.

Pension Measurement Date Change and SFAS 158 Adoption

Beginning in fiscal 2006, SYSCO changed the measurement date for the company-sponsored pension and other postretirement benefit plans from fiscal year-end to May 31st, which represented a change in accounting. Management believes this accounting change was preferable, as the one-month acceleration of the measurement date allowed additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting resulted in an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax. The impact to pro forma net earnings and earnings per share adjusted for the effect of retroactive application of the change in measurement date on net company-sponsored pension costs for fiscal 2005 was not material.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 has two major provisions. The recognition and disclosure provision requires an employer to recognize a plan’s funded status in its statement of financial position and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The measurement date provision requires an employer to measure a plan’s assets and obligations as of the end of the employer’s fiscal year. SYSCO adopted SFAS 158’s recognition and disclosure requirements as of June 30, 2007. In addition, SYSCO elected to early adopt the measurement date provision in order to adopt both provisions of this accounting standard at the same time. See discussion of the impact of adoption in Note 12, Employee Benefit Plans.

EITF 04-13 Adoption

In September 2005, the Emerging Issues Task Force reached a consensus on EITF 04-13 which requires that two or more inventory transactions with the same counterparty (as defined) should be viewed as a single nonmonetary transaction if the transactions were entered into in contemplation of one another. Exchanges of inventory between entities in the same line of business should be accounted for at fair value or recorded at carrying amounts, depending on the classification of such inventory. This guidance was effective for the fourth quarter of fiscal 2006 for SYSCO. SYSCO has certain transactions where finished goods are purchased from a customer or sourced by that customer for warehousing and distribution and resold to the same customer. These transactions are evidenced by title transfer and are separately invoiced. Historically, the company has recorded such transactions in the consolidated results of operations within cost of sales for the purchase amount and within sales for the sales amount. In fiscal 2008 and 2007, the company recorded the net effect of such transactions in the consolidated results of operations within sales by reducing sales and cost of sales in the amount of $338,907,000 and $334,002,000, respectively. In the fourth quarter of fiscal 2006, the company recorded the net effect of such transactions in the consolidated results of operations within sales by reducing sales and cost of sales in the amount of $99,803,000. The amount included in the consolidated results of operations within cost of sales for the 39 week period ended April 1, 2006 that were recorded on a gross basis prior to the adoption of EITF 04-13 was $279,746,000. This amount was not restated when the new standard was adopted because only prospective treatment was allowed.

SFAS 123(R) Adoption

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), and amends SFAS No. 95, “Statement of Cash Flows.” In fiscal 2006, SYSCO adopted the provisions of SFAS 123(R) utilizing the modified-prospective transition method under which prior period results have not been restated. See discussion of the impact of adoption in Note 15, Share-Based Compensation.

3.	NEW ACCOUNTING STANDARDS

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The company decided not to adopt SFAS 159 for its existing financial assets and liabilities at the date of option. Thus, there will be no one-time impact from adoption of this standard to its consolidated financial statements.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a business combination. This statement also establishes recognition and measurement principles for the goodwill acquired in a business combination and disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SYSCO will apply this statement primarily on a prospective basis for business combinations beginning in fiscal 2010. Earlier application of the standard is prohibited.

FSP 157-2

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a common definition for fair value under generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS 157 will be effective for SYSCO in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. As a result of the deferral, SFAS 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The adoption of SFAS 157 in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis will not have a material impact on the company’s consolidated financial statements. The company is continuing to evaluate the impact of adopting the provisions of SFAS 157 in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value.

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

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts appears below:

	2008	2007	2006

Balance at beginning of period	$31,841,000	$29,100,000	$29,604,000
Charged to costs and expenses	32,185,000	28,156,000	19,895,000
Allowance accounts resulting from acquisitions and other adjustments	71,000	595,000	729,000
Customer accounts written off, net of recoveries	(32,367,000)	(26,010,000)	(21,128,000)

Balance at end of period	$31,730,000	$31,841,000	$29,100,000

5.	PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

			Estimated Useful
	June 28, 2008	June 30, 2007	Lives

Plant and equipment, at cost:
Land	$270,157,000	$239,206,000
Buildings and improvements	2,652,091,000	2,428,184,000	10-40 years
Fleet, equipment and software	2,542,235,000	2,416,948,000	3-20 years

	5,464,483,000	5,084,338,000
Accumulated depreciation	(2,574,693,000)	(2,363,105,000)

Net plant and equipment	$2,889,790,000	$2,721,233,000

Depreciation expense, including capital leases, for the past three years was $352,569,000 in 2008, $341,714,000 in 2007 and $320,669,000 in 2006.

6.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows:

	Broadline	SYGMA	Other	Total

Carrying amount as of July 1, 2006	$709,414,000	$32,610,000	$560,567,000	$1,302,591,000
Goodwill acquired during year	13,017,000	—	29,168,000	42,185,000
Currency translation/Other	10,253,000	(1,000)	285,000	10,537,000

Carrying amount as of June 30 2007	732,684,000	32,609,000	590,020,000	1,355,313,000
Goodwill acquired during year	11,537,000	—	33,861,000	45,398,000
Currency translation/Other	12,199,000	—	314,000	12,513,000

Carrying amount as of June 28, 2008	$756,420,000	$32,609,000	$624,195,000	$1,413,224,000

The following table presents details of the company’s other intangible assets:

	June 28, 2008			June 30, 2007

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets:
Customer relationships	$123,605,000	$43,756,000	$79,849,000	$114,844,000	$31,721,000	$83,123,000
Non-compete agreements	4,163,000	2,443,000	1,720,000	5,027,000	2,841,000	2,186,000
Trademarks	500,000	220,000	280,000	700,000	175,000	525,000

Total amortized intangible assets	128,268,000	46,419,000	81,849,000	120,571,000	34,737,000	85,834,000
Unamortized intangible assets:
Trademarks	5,679,000	—	5,679,000	5,532,000	—	5,532,000

Total	$133,947,000	$46,419,000	$87,528,000	$126,103,000	$34,737,000	$91,366,000

Amortization expense for the past three years was $13,865,000 in 2008, $12,711,000 in 2007 and $10,773,000 in 2006. Amortization expense for each year includes expense related to assets that have been fully amortized and whose balances have been removed in the schedule above in the period full amortization is reached. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 28, 2008 is shown below:

Amount

2009	$14,138,000
2010	13,726,000
2011	13,227,000
2012	12,942,000
2013	10,410,000

7.	RESTRICTED CASH

SYSCO is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. SYSCO has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.

In addition, for certain acquisitions, SYSCO has placed funds into escrow to be disbursed to the sellers in the event that specified operating results are attained or contingencies are resolved. During fiscal 2008, escrowed funds in the amount of $7,000,000 were released to sellers of acquired businesses. In addition, escrowed funds of $2,000,000 were released from escrow related to an acquisition for which the contingent consideration period expired without the additional consideration being earned.

A summary of restricted cash balances appears below:

	June 28, 2008	June 30, 2007

Funds deposited in insurance trusts	$92,587,000	$92,929,000
Escrow funds related to acquisitions	—	9,000,000

Total	$92,587,000	$101,929,000

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

9.	SELF-INSURED LIABILITIES

SYSCO maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2008	2007	2006

Balance at beginning of period	$125,844,000	$115,557,000	$105,593,000
Charged to costs and expenses	306,571,000	302,812,000	274,061,000
Payments	(314,690,000)	(292,525,000)	(264,097,000)

Balance at end of period	$117,725,000	$125,844,000	$115,557,000

10.	DEBT AND OTHER FINANCING ARRANGEMENTS

SYSCO’s debt consists of the following:

	June 28, 2008	June 30, 2007

Short-term borrowings, interest at 5.7% as of June 30, 2007	$—	$18,900,000
Commercial paper, interest averaging 5.2% as of June 30, 2007	—	531,826,000
Senior notes, interest at 6.1%, maturing in fiscal 2012	200,372,000	200,467,000
Senior notes, interest at 4.2%, maturing in fiscal 2013	249,619,000	—
Senior notes, interest at 4.6%, maturing in fiscal 2014	206,331,000	207,435,000
Senior notes, interest at 5.25%, maturing in fiscal 2018	496,683,000	—
Debentures, interest at 7.16%, maturing in fiscal 2027	50,000,000	50,000,000
Debentures, interest at 6.5%, maturing in fiscal 2029	224,522,000	224,498,000
Senior notes, interest at 5.375%, maturing in fiscal 2036	499,596,000	499,581,000
Industrial Revenue Bonds, mortgages and other debt, interest averaging 6.2% as of June 28, 2008 and 7.1% as of June 30, 2007, maturing at various dates to fiscal 2026	53,208,000	47,988,000

Total debt	1,980,331,000	1,780,695,000
Less current maturities and short-term debt	(4,896,000)	(22,468,000)

Net long-term debt	$1,975,435,000	$1,758,227,000

The principal payments required to be made during the next five fiscal years on debt outstanding as of June 28, 2008 are shown below:

Amount

2009	$4,896,000
2010	3,872,000
2011	2,955,000
2012	201,949,000
2013	251,873,000

Short-term Borrowings

SYSCO has uncommitted bank lines of credit, which as of June 28, 2008 provided for unsecured borrowings for working capital of up to $145,000,000. Borrowings outstanding under these lines of credit were zero and $18,900,000, as of June 28, 2008 and June 30, 2007, respectively.

Commercial Paper

SYSCO has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1,300,000,000.

SYSCO and one of its subsidiaries, SYSCO International, Co., have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs. The facility in the amount of $1,000,000,000 terminates on November 4, 2012, subject to extension. Since this long-term facility supports the company’s commercial paper programs, the $531,826,000 of outstanding commercial paper issuances as of June 30, 2007 was classified as long-term debt. There were no commercial paper issuances outstanding as of June 28, 2008.

This facility was originally entered into in November 2005 in the amount of $500,000,000 and was increased to $750,000,000 in March 2006. In September 2006, the termination date on the facility was extended to November 4, 2011, in accordance with the terms of the agreement. In September 2007, the amount of the facility was increased to $1,000,000,000 and the termination date on the facility was extended to November 4, 2012. This facility replaced the previous $450,000,000 (U.S. dollar) and $100,000,000 (Canadian dollar) revolving credit agreements in the U.S. and Canada, respectively, both of which were terminated in November 2005.

During fiscal 2008, 2007 and 2006, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $1,113,241,000, $356,804,000 to $755,180,000, and $126,846,000 to $774,530,000 respectively.

Fixed Rate Debt

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

In September 2005, in conjunction with the issuance of the 5.375% senior notes, SYSCO settled a $350,000,000 notional amount forward-starting interest rate swap which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the debt issuance due to changes in the benchmark interest rate. See Note 8, Derivative Financial Instruments, for further discussion.

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

The 4.60% senior notes due March 15, 2014 and the 6.5% debentures due August 1, 2028 are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows SYSCO to retire the debentures and notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture and note holders are not penalized by the early redemption.

The 7.16% debentures due April 15, 2027 are unsecured, are not subject to any sinking fund requirement and are no longer redeemable prior to maturity.

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

SYSCO’s Industrial Revenue Bonds have varying structures. Final maturities range from three to 18 years and certain of the bonds provide SYSCO the right to redeem the bonds at various dates. These redemption provisions generally provide the bondholder a premium in the early redemption years, declining to par value as the bonds approach maturity.

Total Debt

Total debt as of June 28, 2008 was $1,980,331,000, of which approximately 99% was at fixed rates averaging 5.4% with an average life of 14 years, and the remainder was at floating rates averaging 2.2%. Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level. SYSCO was in compliance with all debt covenants as of June 28, 2008.

The fair value of SYSCO’s total long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximated $1,928,595,000 as of June 28, 2008 and $1,693,619,000 as of June 30, 2007, respectively.

Other

As of June 28, 2008 and June 30, 2007 letters of credit outstanding were $35,785,000 and $62,645,000, respectively.

11.	LEASES

Although SYSCO normally purchases assets, it has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $95,315,000, $94,163,000, and $100,690,000, in fiscal 2008, 2007 and 2006, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

Aggregate minimum lease payments by fiscal year under existing non-capitalized long-term leases are as follows:

Amount

2009	$64,000,000
2010	55,292,000
2011	42,624,000
2012	30,699,000
2013	23,657,000
Thereafter	74,571,000

12.	EMPLOYEE BENEFIT PLANS

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

The defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation. SYSCO’s contributions to this plan were $31,901,000 in 2008, $26,032,000 in 2007, and $21,898,000 in 2006.

SYSCO’s contributions to multi-employer pension plans were $35,040,000, $32,974,000, and $29,796,000 in fiscal 2008, 2007 and 2006, respectively. See further discussion of SYSCO’s participation in multi-employer pension plans in Note 18, Commitments and Contingencies.

In addition to receiving benefits upon retirement under the company’s defined benefit plan, participants in the Management Incentive Plan (see “Management Incentive Compensation” in Note 15, Share-Based Compensation Plans) will receive benefits under a Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan.

Adoption of SFAS 158

On June 30, 2007, SYSCO adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the company to recognize the funded status of its company-sponsored defined benefit plans in its statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net actuarial losses, prior service costs, and transition obligation remaining from the initial adoption of SFAS 87/106, all of which were previously netted against the funded status of the plans in the company’s statement of financial position pursuant to the provisions of SFAS 87/106. These amounts will subsequently be recognized as net benefit cost consistent with the company’s historical accounting policy for amortizing such amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will subsequently be recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS 158.

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

SFAS 158 also has a measurement date provision, which is a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position, effective for fiscal years ending after December 15, 2008. In the first quarter of fiscal 2006, SYSCO changed the measurement date for company-sponsored pension and other postretirement benefit plans from fiscal year-end to May 31st to allow additional time for management to evaluate and report the actuarial pension measurements in the year-end financial statements and disclosures within the accelerated filing deadlines of the Securities and Exchange Commission. The cumulative effect of this change in accounting resulted in an increase to earnings in the first quarter of fiscal 2006 of $9,285,000, net of tax. With the issuance of SFAS 158, SYSCO elected to early adopt the measurement date provision in order to adopt both provisions of this accounting standard at the same time. As a result, beginning in fiscal 2008, the measurement date for all plans returned to correspond with fiscal year-end. The company performed measurements as of May 31, 2007 and June 30, 2007 of the plan assets and benefit obligations. SYSCO recorded a charge to beginning retained earnings on July 1, 2007 of $3,572,000, net of tax, for the impact of the difference in our company-sponsored pension expense between the two measurement dates. The company also recorded a benefit to beginning accumulated other comprehensive income (loss) on July 1, 2007 of $22,780,000, net of tax, for the impact of the difference in the recognition provision between the two measurement dates.

Funded Status

The funded status of SYSCO’s company-sponsored defined benefit plans is presented in the table below. The caption “Pension Benefits” in the tables below includes both the Retirement Plan and the SERP.

	Pension Benefits		Other Postretirement Plans
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Change in benefit obligation:
Benefit obligation at beginning of year	$1,565,327,000	$1,381,409,000	$8,675,000	$8,045,000
Service cost	90,570,000	84,654,000	484,000	451,000
Interest cost	101,218,000	91,311,000	570,000	531,000
Amendments	(30,048,000)	3,410,000	—	—
Actuarial loss (gain)	1,205,000	46,463,000	(209,000)	(359,000)
Actual expenses	(10,445,000)	(10,814,000)	—	—
Total disbursements	(34,586,000)	(31,106,000)	(238,000)	7,000
Settlements/Adjustments (Measurement date change)	(48,254,000)	—	(127,000)	—

Benefit obligation at end of year	1,634,987,000	1,565,327,000	9,155,000	8,675,000

Change in plan assets:
Fair value of plan assets at beginning of year	1,590,689,000	1,282,302,000	—	—
Actual return on plan assets	(95,634,000)	259,471,000	—	—
Employer contribution	92,670,000	90,836,000	238,000	(7,000)
Actual expenses	(10,445,000)	(10,814,000)	—	—
Total disbursements	(34,586,000)	(31,106,000)	(238,000)	7,000
Settlements/Adjustments (Measurement date change)	(16,122,000)	—	—	—

Fair value of plan assets at end of year	1,526,572,000	1,590,689,000	—	—

Funded status at measurement date	(108,415,000)	25,362,000	(9,155,000)	(8,675,000)
Contributions after measurement date, before end of year	N/A	993,000	N/A	85,000

Funded status at end of year	$(108,415,000)	$26,355,000	$(9,155,000)	$(8,590,000)

In order to meet a portion of its obligations under the SERP, SYSCO maintains life insurance policies on the lives of the participants with carrying values of $129,480,000 as of June 28, 2008 and $131,011,000 as of June 30, 2007. These policies are not included as plan assets or in the funded status amounts in the tables above and below. SYSCO is the sole owner and beneficiary of such policies. The projected benefit obligation for the SERP was $323,574,000 and $327,028,000 as of June 28, 2008 and June 30, 2007, respectively.

The amounts recognized on SYSCO’s consolidated balance sheet related to its company-sponsored defined benefit plans are as follows:

	Pension Benefits		Other Postretirement Plans
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Prepaid pension cost	$215,159,000	$352,390,000	$—	$—
Current accrued benefit liability (Accrued expenses)	(17,082,000)	(10,784,000)	(319,000)	(183,000)
Non-current accrued benefit liability (Other long-term liabilities)	(306,492,000)	(315,251,000)	(8,836,000)	(8,407,000)

Net amount recognized	$(108,415,000)	$26,355,000	$(9,155,000)	$(8,590,000)

Accumulated other comprehensive loss as of June 28, 2008 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

		Other
		Postretirement
	Pension Benefits	Plans	Total

Prior service cost	$9,145,000	$436,000	$9,581,000
Net actuarial losses (gains)	351,344,000	(2,912,000)	348,432,000
Transition obligation	—	754,000	754,000

Total	$360,489,000	$(1,722,000)	$358,767,000

Accumulated other comprehensive loss as of June 30, 2007 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

		Other
		Postretirement
	Pension Benefits	Plans	Total

Prior service cost	$45,678,000	$591,000	$46,269,000
Net actuarial losses (gains)	158,906,000	(2,741,000)	156,165,000
Transition obligation	—	920,000	920,000

Total	$204,584,000	$(1,230,000)	$203,354,000

The accumulated benefit obligation for the company-sponsored defined benefit pension plans was $1,467,568,000 and $1,377,832,000 as of June 28, 2008 and June 30, 2007, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

Other
Postretirement
	Pension Benefits		Plans
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Accumulated benefit obligation/aggregate benefit obligation	$277,579,000	$262,541,000	$9,155,000	$8,675,000
Fair value of plan assets at end of year	—	—	—	—

Components of Net Benefit Costs

The components of net company-sponsored pension costs for each fiscal year are as follows:

	Pension Benefits
	2008	2007	2006

Service cost	$90,570,000	$84,654,000	$100,028,000
Interest cost	101,218,000	91,311,000	83,600,000
Expected return on plan assets	(135,345,000)	(116,744,000)	(104,174,000)
Amortization of prior service cost	5,985,000	5,684,000	4,934,000
Amortization of net actuarial loss	3,409,000	9,686,000	46,204,000

Net pension costs	$65,837,000	$74,591,000	$130,592,000

The components of other postretirement benefit costs for each fiscal year are as follows:

	Other Postretirement Plans
	2008	2007	2006

Service cost	$484,000	$451,000	$510,000
Interest cost	570,000	531,000	472,000
Expected return on plan assets	—	—	—
Amortization of prior service cost	143,000	201,000	202,000
Amortization of net actuarial gain	(156,000)	(132,000)	(15,000)
Amortization of transition obligation	153,000	154,000	153,000

Net other postretirement benefit costs	$1,194,000	$1,205,000	$1,322,000

Primarily as a result of the funded status and expected asset performance of the Retirement Plan, net company-sponsored pension costs decreased $8,754,000 in fiscal 2008. Net company-sponsored pension costs in fiscal 2009 are expected to increase by approximately $20,000,000 due primarily to lower returns on assets of the Retirement Plan.

Amounts included in accumulated other comprehensive loss as of June 28, 2008 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2009 are:

		Other
		Postretirement
	Pension Benefits	Plans	Total

Amortization of prior service cost	$1,376,000	$130,000	$1,506,000
Amortization of net actuarial losses (gains)	17,728,000	(158,000)	17,570,000
Amortization of transition obligation	—	153,000	153,000

Total	$19,104,000	$125,000	$19,229,000

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $92,670,000 and $91,163,000 in fiscal years 2008 and 2007, respectively, including $80,000,000 in voluntary contributions to the Retirement Plan in both fiscal 2008 and 2007, respectively. In fiscal 2009, as in previous years, contributions to the Retirement Plan will not be required to meet ERISA minimum funding requirements, yet the company anticipates it will make voluntary contributions of approximately $80,000,000. The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2009 contributions to fund benefit payments for the SERP and other postretirement plans are $17,082,000 and $319,000, respectively.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

		Other
		Postretirement
	Pension Benefits	Plans

2009	$44,671,000	$319,000
2010	50,484,000	434,000
2011	56,792,000	608,000
2012	63,500,000	732,000
2013	71,919,000	863,000
Subsequent five years	503,938,000	5,431,000

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	June 28, 2008	June 30, 2007

Discount rate — Retirement Plan and Other Postretirement Plans	6.94%	6.54%
Discount rate — SERP	7.03	6.40
Rate of compensation increase — Retirement Plan	6.17	6.17

For determining the benefit obligations as of June 28, 2008, the SERP calculations assume various levels of base salary increase and decrease for determining pay for fiscal 2009 depending upon the participant’s position with the company and a 7% salary growth assumption for all participants for fiscal 2010 and thereafter. For determining the benefit obligations as of June 30, 2007, the SERP calculations assumed annual salary increases of 10% through fiscal 2007 and 7% thereafter.

Weighted-average assumptions used to determine net company-sponsored pension costs and other postretirement benefit costs for each fiscal year were:

	2008	2007	2006

Discount rate — Retirement Plan and Other Postretirement Plans	6.78%	6.73%	5.60%
Discount rate — SERP	6.64	6.73	5.60
Expected rate of return — Retirement Plan	8.50	9.00	9.00
Rate of compensation increase — Retirement Plan	6.17	6.17	5.89

For determining net pension costs related to the SERP for each fiscal year, the calculation for fiscal 2008 assumes annual salary increases of 7%. The calculations for fiscal 2007 and 2006 assumed annual salary increases of 10% through fiscal 2007 and 7% thereafter.

A healthcare cost trend rate is not used in the calculations of postretirement benefits obligations because SYSCO subsidizes the cost of postretirement medical coverage by a fixed dollar amount, with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

For guidance in determining the discount rate, SYSCO calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate to be used for the calculation of fiscal 2009 net company-sponsored benefit costs for the Retirement Plan and Other Postretirement Plans is 6.94%. The discount rate to be used for the calculation of fiscal 2009 net company-sponsored benefit costs for the SERP is 7.03%.

The expected long-term rate of return on plan assets is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on long-term bonds and the historical returns of the major stock markets. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rate of return to be used in the calculation of fiscal 2009 net company-sponsored benefit costs for the Retirement Plan is 8.00%.

The measurement date for fiscal 2006 and 2007 was May 31st. As discussed above under SFAS 158 Adoption, an additional measurement was performed as of June 30, 2007. The measurement date for fiscal 2008 was fiscal year-end.

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

The percentage of the fair value of plan assets by asset category is as follows:

	June 28,	June 30,
	2008	2007

Equity securities	68.8%	72.0%
Debt securities	31.2	28.0

Total	100.0%	100.0%

13.	SHAREHOLDERS’ EQUITY

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

A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the periods presented follows:

	2008	2007	2006

Numerator:
Earnings before cumulative effect of accounting change	$1,106,151,000	$1,001,076,000	$846,040,000
Cumulative effect of accounting change	—	—	9,285,000

Net earnings	$1,106,151,000	$1,001,076,000	$855,325,000

Denominator:
Weighted-average basic shares outstanding	605,905,545	618,332,752	621,382,766
Dilutive effect of share-based awards	5,065,238	8,034,046	7,417,881

Weighted-average diluted shares outstanding	610,970,783	626,366,798	628,800,647

Basic earnings per share:
Earnings before cumulative effect of accounting change	$1.83	$1.62	$1.36
Cumulative effect of accounting change	—	—	0.02

Net earnings	$1.83	$1.62	$1.38

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$1.81	$1.60	$1.35
Cumulative effect of accounting change	—	—	0.01

Net earnings	$1.81	$1.60	$1.36

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 33,400,000, 21,900,000 and 28,500,000 for fiscal 2008, 2007 and 2006, respectively.

Dividends declared were $513,593,000, $456,438,000 and $408,264,000 in fiscal 2008, 2007 and 2006, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $132,000,000, $116,000,000 and $105,000,000 in fiscal 2008, 2007 and 2006, respectively.

14.	COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $1,018,664,000, $1,030,025,000 and $953,620,000 in fiscal 2008, 2007 and 2006, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the years presented is as follows:

	2008
	Before-Tax		After-Tax
	Amount	Income Tax	Amount

Foreign currency translation adjustment	30,514,000	—	30,514,000
Amortization of cash flow hedge	693,000	266,000	427,000
Amortization of prior service cost	6,128,000	2,351,000	3,777,000
Amortization of net actuarial losses	3,253,000	1,250,000	2,003,000
Amortization of transition obligation	153,000	60,000	93,000
Pension funded status adjustment	(201,788,000)	(77,487,000)	(124,301,000)

Other comprehensive loss	$(161,047,000)	$(73,560,000)	$(87,487,000)

	2007
	Before-Tax		After-Tax
	Amount	Income Tax	Amount

Minimum pension liability adjustment	$5,633,000	$2,164,000	$3,469,000
Foreign currency translation adjustment	25,052,000	—	25,052,000
Amortization of cash flow hedge	694,000	266,000	428,000

Other comprehensive income	$31,379,000	$2,430,000	$28,949,000

	2006
	Before-Tax		After-Tax
	Amount	Income Tax	Amount

Minimum pension liability adjustment	$70,097,000	$26,917,000	$43,180,000
Foreign currency translation adjustment	47,718,000	—	47,718,000
Change in fair value of interest rate swap	11,388,000	4,324,000	7,064,000
Amortization of cash flow hedge	540,000	207,000	333,000

Other comprehensive income	$129,743,000	$31,448,000	$98,295,000

The following table provides a summary of the changes in accumulated other comprehensive income (loss) for the years presented:

	Pension and Other
	Postretirement	Foreign Currency
	Benefit Plans	Translation	Interest Rate Swap	Total

Balance as of July 2, 2005	$(54,286,000)	$60,730,000	$(20,121,000)	$(13,677,000)
Minimum pension liability adjustment	43,180,000	—	—	43,180,000
Foreign currency translation adjustment	—	47,718,000	—	47,718,000
Change in fair value of interest rate swap	—	—	7,064,000	7,064,000
Amortization of cash flow hedge	—	—	333,000	333,000

Balance as of July 1, 2006	(11,106,000)	108,448,000	(12,724,000)	84,618,000
Minimum pension liability adjustment	3,469,000	—	—	3,469,000
Foreign currency translation adjustment	—	25,052,000	—	25,052,000
Amortization of cash flow hedge	—	—	428,000	428,000
Adoption of SFAS 158 recognition provision	(117,628,000)	—	—	(117,628,000)

Balance as of June 30, 2007	(125,265,000)	133,500,000	(12,296,000)	(4,061,000)
Adoption of SFAS 158 measurement date provision	22,780,000	—	—	22,780,000
Foreign currency translation adjustment	—	30,514,000	—	30,514,000
Amortization of cash flow hedge	—	—	427,000	427,000
Amortization of prior service cost	3,777,000	—	—	3,777,000
Amortization of net actuarial losses	2,003,000	—	—	2,003,000
Amortization of transition obligation	93,000	—	—	93,000
Pension funded status adjustment	(124,301,000)	—	—	(124,301,000)

Balance as of June 28, 2008	$(220,913,000)	$164,014,000	$(11,869,000)	$(68,768,000)

15.	SHARE-BASED COMPENSATION

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

Effective July 3, 2005, SYSCO adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 and later years includes: a) compensation cost for all share-based payments granted through July 2, 2005, but for which the requisite service period had not been completed as of the beginning of the fiscal year, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted during the fiscal year, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods were not restated.

The adoption of SFAS 123(R) results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the Employees’ Stock Purchase Plan. This is due to a modification required by SFAS 123(R) of the treasury stock method calculation utilized to compute the dilutive effect of stock options.

SYSCO provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.

Stock Incentive Plans

SYSCO’s 2007 Stock Incentive Plan was adopted in fiscal 2008 and provides for the issuance of up to 30,000,000 shares of SYSCO common stock for share-based awards to officers and other employees of the company and its subsidiaries at the fair market value (as defined in the plan) of SYSCO common stock at the date of grant. Of the 30,000,000 shares authorized under the 2007 Stock Incentive Plan, up to 25,000,000 shares may be issued as options or stock appreciation rights and up to 5,000,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, SYSCO has only issued options under this plan. Vesting requirements for awards under this plan will vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under this plan will be no greater than seven years. As of June 28, 2008, there were 23,666,732 remaining shares authorized and available for grant in total under the 2007 Stock Incentive Plan, 18,666,732 shares that may be issued as options or stock appreciation rights and 5,000,000 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards.

SYSCO has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 28, 2008. No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2007 Stock Incentive Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.

SYSCO’s 2005 Non-Employee Directors Stock Plan was adopted in fiscal 2006 and provides for the issuance of up to 550,000 shares of SYSCO common stock for share-based awards to non-employee directors. Of the 550,000 shares authorized under the 2005 Non-Employee Directors Stock Plan, up to 220,000 shares may be issued as options, up to 320,000 shares may be issued as stock grants or restricted stock units and up to 10,000 shares may be issued as dividend equivalents. In addition, options and unvested common shares also remained outstanding as of June 28, 2008 under previous non-employee director stock plans. No further grants will be made under these previous plans, as all future grants to non-employee directors will be made through the 2005 Non-Employee Directors Stock Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or vesting based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years. As of June 28, 2008, there were 337,442 remaining shares authorized and available for grant in total under the 2005 Non-Employee Directors Stock Plan, 153,500 shares that may be issued as options, 173,942 shares that may be issued as stock grants or restricted stock units and 10,000 shares that may be issued as dividend equivalents.

Stock Options

Certain of SYSCO’s option awards are subject to graded vesting over a service period. In those cases, SYSCO recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. In other cases, certain of SYSCO’s option awards provide for graded vesting over a service period but include a performance-based provision allowing for accelerated vesting. In these cases, if it is probable that the performance condition will be met, SYSCO recognizes compensation cost on a straight-line basis over the shorter performance period; otherwise, it will recognize compensation cost over the longer service period.

In addition, certain of SYSCO’s options provide that the options continue to vest as if the optionee continued to be an employee or director if the optionee meets certain age and years of service thresholds upon retirement. In these cases, for awards granted through July 2, 2005, SYSCO will recognize the compensation cost for such awards over the service period and accelerate any remaining unrecognized compensation cost when the employee retires. Due to the adoption of SFAS 123(R), for awards granted subsequent to July 2, 2005, SYSCO will recognize compensation cost for such awards over the period from the grant date to the date the employee or director first becomes eligible to retire with the options continuing to vest after retirement. If SYSCO had recognized compensation cost for such awards over the period from the grant date to the date the employee or the director first became eligible to retire with the options continuing to vest after retirement for all periods presented, recognized compensation cost would have been $8,307,000, $11,698,000 and $23,907,000 lower for fiscal 2008, 2007 and 2006, respectively.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the periods indicated are noted in the following table. Expected volatility is based on historical volatility of SYSCO’s stock, implied volatilities from traded options on SYSCO’s stock and other factors. SYSCO utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected dividend yield is estimated based on the historical pattern of dividends and the average stock price for the year preceding the option grant. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following weighted-average assumptions were used for each fiscal year presented:

	2008	2007	2006

Dividend yield	2.6%	2.2%	1.4%
Expected volatility	23%	21%	23%
Risk-free interest rate	3.8%	4.7%	3.9%
Expected life	4.5 years	5.1 years	5.2 years

The following summary presents information regarding outstanding options as of June 28, 2008 and changes during the fiscal year then ended with regard to options under all stock option plans:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual Term	Intrinsic
	Option	Price Per Share	(in years)	Value

Outstanding as of June 30, 2007	63,436,658	$29.38
Granted	6,438,968	33.39
Exercised	(3,702,300)	23.74
Forfeited	(540,700)	32.25
Expired	(388,326)	32.24

Outstanding as of June 28, 2008	65,244,300	$30.05	4.14	$46,439,000

Vested or expected to vest as of June 28, 2008	63,608,630	$29.99	4.13	$46,436,000

Exercisable as of June 28, 2008	47,411,023	$29.14	3.80	$45,499,000

The total number of employee options granted was 6,438,968, 6,504,200 and 4,826,500 in fiscal years 2008, 2007 and 2006, respectively. During fiscal 2008, 699,000 options were granted to 12 executive officers and 5,739,968 options were granted to approximately 1,500 other key employees. During fiscal 2007, 594,000 options were granted to 9 executive officers and 5,910,200 options were granted to approximately 1,600 other key employees. During fiscal 2006, 876,000 options were granted to 17 executive officers and 3,950,500 options were granted to approximately 1,200 other key employees.

The weighted average grant-date fair value of options granted in fiscal 2008, 2007 and 2006 was $6.50, $6.85 and $7.83, respectively. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006, was $33,601,000, $73,124,000 and $48,928,000, respectively.

Employees’ Stock Purchase Plan

SYSCO has an Employees’ Stock Purchase Plan that permits employees to invest in SYSCO common stock by means of periodic payroll deductions at 85% of the closing price on the last business day of each calendar quarter. In November 2007, the Employees’ Stock Purchase Plan was amended to reserve an additional 6,000,000 shares of SYSCO common stock for issuance under the plan. Including the additional 6,000,000 shares reserved in fiscal 2008, the total number of shares which may be sold pursuant to the plan may not exceed 74,000,000 shares, of which 7,416,677 remained available as of June 28, 2008.

During fiscal 2008, 1,769,421 shares of SYSCO common stock were purchased by the participants as compared to 1,708,250 shares purchased in fiscal 2007 and 1,840,764 shares purchased in fiscal 2006. In July 2008, 495,245 shares were purchased by participants.

The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.81, $5.02 and $4.88 per share during fiscal 2008, 2007 and 2006, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

Management Incentive Compensation

SYSCO’s Management Incentive Plan compensates key management personnel for specific performance achievements. With respect to bonuses for fiscal 2008 and earlier years, the bonuses earned and expensed under this plan were paid in the following fiscal year in both cash and stock or deferred for payment in future years at the election of each participant. The stock awards under this plan immediately vest upon issuance; however, participants are restricted from selling, transferring, giving or otherwise conveying the shares for a period of two years from the date of issuance of such shares. The fair value of the stock issued under the Management Incentive Plan is based on the stock price less a 12% discount for post-vesting restrictions. The discount for post-vesting restrictions is estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period.

A total of 588,143 shares, 323,822 shares and 617,637 shares at a fair value of $32.99, $30.56 and $36.25, respectively, were issued pursuant to this plan in fiscal 2008, 2007 and 2006, respectively, for bonuses earned in the preceding fiscal years. As of June 28, 2008, there were 2,211,857 remaining shares that may be issued under the Management Incentive Plan. In August 2008, 672,087 shares were issued in payment of the stock portion of the bonuses earned in fiscal 2008. In May 2008, the Management Incentive Plan was amended to remove the stock component of the bonus structure. Therefore, there will be no stock award component for the fiscal 2009 bonuses under this plan.

Non-Employee Director Stock Grants

Prior to fiscal 2008, one-time retainer awards were granted to newly elected directors under the 2005 Non-Employee Directors Stock Plan. These awards were of 6,000 shares of SYSCO common stock that vest one-third every year over a three-year period. In fiscal 2007, 12,000 shares in the aggregate of restricted stock were granted to two non-employee directors as one-time retainer awards under the 2005 Non-Employee Directors Stock Plan. There were no one-time retainer awards issued in fiscal 2006. The 2005 Non-Employee Directors Stock Plan was amended during fiscal 2008 to discontinue the issuance of one-time retainer awards under the plan.

In addition, there are one-time retainer awards outstanding under the Non-Employee Directors Stock Plan, which was replaced by the 2005 Non-Employee Directors Stock Plan. The remaining outstanding unvested awards under this plan vest over a six-year period if certain earnings goals are met.

The 2005 Non-Employee Directors Stock Plan provides for the issuance of restricted stock to current non-employee directors. During fiscal 2008, 2007 and 2006, 52,430, 30,000 and 27,000 shares, respectively, of restricted stock were granted to non-employee directors. These shares will vest ratably over a three-year period.

The total amount of unvested shares related to the one-time retainer awards and other restricted stock awards as of June 28, 2008 was not significant.

Non-employee directors may also elect to receive up to 50% of their annual directors’ fees in SYSCO common stock. SYSCO provides a matching grant of 50% of the number of shares received for the stock election. As a result of such elections, a total of 13,051, 11,721 and 12,907 shares with a weighted-average grant date fair value of $33.33, $33.80 and $33.63 per share were issued in fiscal 2008, 2007 and 2006, respectively

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $80,650,000, $97,985,000, and $126,837,000 for fiscal 2008, 2007 and 2006, respectively, and is included within operating expenses in the consolidated results of operations. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $15,722,000, $21,549,000, and $15,607,000 for fiscal 2008, 2007 and 2006, respectively.

As of June 28, 2008, there was $66,432,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.88 years.

Cash received from option exercises was $88,443,000, $172,734,000 and $93,337,000 during fiscal 2008, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $9,371,000, $22,575,000, and $12,507,000 during fiscal 2008, 2007 and 2006, respectively.

16.	INCOME TAXES

Income Tax Provisions

The income tax provision for each fiscal year consists of the following:

	2008	2007	2006

United States federal income taxes	$584,584,000	$539,997,000	$486,642,000
State and local income taxes	79,587,000	63,139,000	45,738,000
Foreign income taxes	21,016,000	17,003,000	16,526,000

Total	$685,187,000	$620,139,000	$548,906,000

Included in the income taxes charged to earnings are net deferred tax provisions of $642,357,000, $566,334,000, and $533,108,000 in fiscal 2008, 2007 and 2006, respectively. The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition to the deferred tax provision, changes in the deferred tax liability balances in fiscal 2008, 2007 and 2006 were also impacted by the reclassification of deferred supply chain distributions from current deferred tax liabilities to accrued income taxes based on the timing of when payments related to these items become payable. These reclassifications were $575,248,000 and $536,492,000 in fiscal 2008 and 2007, respectively. Deferred supply chain distributions are classified as current or deferred tax liabilities based on when the related income tax payments will become payable.

Deferred Tax Assets and Liabilities

Significant components of SYSCO’s deferred tax assets and liabilities are as follows:

	June 28, 2008	June 30, 2007

Deferred tax liabilities:
Deferred supply chain distributions	$1,054,190,000	$988,341,000
Excess tax depreciation and basis differences of assets	369,203,000	360,271,000
Other	20,601,000	21,266,000

Total deferred tax liabilities	1,443,994,000	1,369,878,000

Deferred tax assets:
Net operating tax loss carryforwards	73,481,000	101,180,000
Benefit on unrecognized tax benefits	73,837,000	—
Pension	76,500,000	35,132,000
Deferred compensation	54,805,000	49,850,000
Self-insured liabilities	41,390,000	45,424,000
Receivables	30,650,000	26,430,000
Inventory	40,355,000	38,094,000
Other	35,535,000	29,159,000

Total deferred tax assets	426,553,000	325,269,000

Valuation allowances	39,020,000	70,935,000

Total net deferred tax liabilities	$1,056,461,000	$1,115,544,000

The company had State and Canadian net operating tax losses as of June 28, 2008 and June 30, 2007, respectively. The net operating tax losses outstanding as of June 28, 2008 expire in fiscal years 2009 through 2028. A valuation allowance of $39,020,000 and $70,935,000 was recorded as of June 28, 2008 and June 30, 2007, respectively, as management believes that it is more likely than not that a portion of the benefits of these state and Canadian tax loss carryforwards will not be realized. Both the net operating tax loss carryforwards and the valuation allowances were impacted by the company’s adoption of FIN 48 by a reduction of $14,705,000 at the date of adoption on July 1, 2008.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2008	2007	2006

United States statutory federal income tax rate	35.00%	35.00%	35.00%
State, local and foreign income taxes, net of federal income tax benefit	1.61	2.15	2.17
Impact of share-based compensation	0.85	0.93	2.09
Other	0.79	0.17	0.09

	38.25%	38.25%	39.35%

The effective tax rate for fiscal 2008 was favorably impacted by tax benefits of approximately $7,700,000 resulting from the recognition of a net operating loss deferred tax asset which arose due to a state tax law change, $8,600,000 related to the reversal of valuation allowances previously recorded on Canadian net operating loss deferred tax assets and $5,500,000 related to the reduction in net Canadian deferred tax liabilities due to a federal tax rate reduction. The effective tax rate for fiscal 2008 was negatively impacted by the recording of tax and interest related to uncertain tax positions, share-based compensation expense and the recognition of losses to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values.

The effective tax rate for fiscal 2007 decreased as compared to fiscal 2006 primarily due to lower share-based compensation expense in fiscal 2007 and increased gains recorded related to the cash surrender value of corporate-owned life insurance policies.

SYSCO’s option grants include options that qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock may cause variability in the company’s effective tax rate. In the period the compensation cost related to incentive stock options is recorded, a corresponding tax benefit is not recorded as it is assumed that the company will not receive a tax deduction related to such incentive stock options. The company may be eligible for tax deductions in subsequent periods to the extent that there is a disqualifying disposition of the incentive stock option. In such cases, the company would record a tax benefit related to the tax deduction in an amount not to exceed the corresponding cumulative compensation cost recorded in the financial statements on the particular options multiplied by the statutory tax rate.

SYSCO recorded a tax benefit of $15,722,000 or 19.5% of the $80,650,000 in share-based compensation expense recorded in fiscal 2008. SYSCO recorded a tax benefit of $21,549,000 or 22.0% of the $97,985,000 in share-based compensation expense recorded in fiscal 2007. SYSCO recorded a tax benefit of $15,607,000 or 12.3% of the $126,837,000 in share-based compensation expense recorded in fiscal 2006.

FIN 48

Prior to fiscal 2008, in evaluating the exposures connected with the various tax filing positions, the company established an accrual when, despite management’s belief that the company’s tax return positions are supportable, management believed that certain positions may be successfully challenged and a loss was probable. When facts and circumstances changed, these accruals were adjusted.

As discussed in Note 2, Changes in Accounting, the company adopted FIN 48 effective July 1, 2007. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. As a result of this adoption, the company recognized, as a cumulative effect of change in accounting principle, a $91,635,000 decrease in its beginning retained earnings on its July 1, 2007 balance sheet. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

2008

Unrecognized tax benefits at beginning of year	$82,639,000
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(138,000)
Additions for tax positions related to the current year	7,912,000
Reductions for tax positions related to the current year	—
Reductions due to settlements with taxing authorities	(223,000)
Reductions due to lapse of applicable statute of limitations	(2,261,000)

Unrecognized tax benefits at end of year	$87,929,000

As of June 28, 2008, the gross amount of accrued interest liabilities was $138,207,000 related to unrecognized tax benefits and recorded interest expense of $12,287,000 in fiscal 2008. The company does not have any accrued liabilities for penalties related to unrecognized tax benefits and did not record any expense related to penalties in fiscal 2008. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, estimated amounts required under FIN 48 have been accrued and are classified as a component of income taxes in the consolidated results of operations. This was the company’s accounting policy prior to the adoption of FIN 48, and SYSCO elected to continue this accounting policy post-adoption.

If SYSCO were to recognize all unrecognized tax benefits recorded as of June 28, 2008, approximately $57,503,000 of the $87,929,000 reserve would reduce the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because SYSCO agrees with positions that are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

SYSCO is currently in the appeals process as it relates to certain adjustments from the Internal Revenue Service (IRS) in relation to its audit of the company’s 2003 and 2004 federal income tax returns. See further discussion in Note 18, Commitments and Contingencies, under the caption “BSCC Cooperative Structure.” The IRS is also auditing SYSCO’s 2005 and 2006 federal income tax returns. As of June 28, 2008, SYSCO’s tax returns in the majority of the state and local jurisdictions and Canada are no longer subject to audit for the years before 2004. However, some jurisdictions have audits open prior to 2004, with the earliest dating back to 1996. Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been accrued for any adjustments that may result from those years.

Other

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

17.	ACQUISITIONS

During fiscal 2008, in the aggregate, the company paid cash of $55,259,000 for operations acquired during fiscal 2008 and for contingent consideration related to operations acquired in previous fiscal years. The acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements. In addition, escrowed funds in the amount of $7,000,000 related to certain acquisitions were released to sellers of previously acquired businesses during fiscal 2008.

Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 28, 2008 included $55,469,000 in cash, which, if distributed, could result in the recording of additional goodwill. Such amounts are to be paid out over periods of up to four years from the date of acquisition if the contingent criteria are met.

18.	COMMITMENTS AND CONTINGENCIES

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

Multi-Employer Pension Plans

SYSCO contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 12% of SYSCO’s current employees are participants in such multi-employer plans. In fiscal 2008, total contributions to these plans were approximately $35,040,000.

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

Under current law regarding multi-employer defined benefit plans, a plan’s termination, SYSCO’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require SYSCO to make payments to the plan for SYSCO’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, SYSCO estimates that its share of withdrawal liability on most of the multi-employer plans it participates in could be as much as $140,000,000 based on a voluntary withdrawal. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. Of the plans in which SYSCO participates, one plan is more critically underfunded than the others. During fiscal 2008, the company obtained information that this plan failed to satisfy minimum funding requirements for certain periods and believes it is probable that additional funding will be required as well as the payment of excise tax. As a result, SYSCO recorded a liability of approximately $16,500,000 related to our share of the minimum funding requirements and related excise tax for these periods. Currently, the company believes that a majority of this amount will be paid in fiscal 2009 and SYSCO is continuing to explore its alternatives as it relates to this plan. As of June 28, 2008, SYSCO has approximately $22,000,000 in liabilities recorded in total related to certain underfunded multi-employer defined benefit plans.

BSCC Cooperative Structure

SYSCO’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code. SYSCO believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, SYSCO could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods. In that event, SYSCO would be liable for interest on such amounts. As of June 28, 2008, SYSCO has recorded deferred income tax liabilities of $1,054,190,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, SYSCO estimates that in addition to making a current payment for amounts previously deferred, as discussed above, the company may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $290,000,000 to $320,000,000, prior to federal and state income tax benefit, as of June 28, 2008. SYSCO calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of the company’s 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. The company is vigorously protesting these adjustments. The company has reviewed the merits of the issues raised by the IRS, and, while management believes it is probable the company will prevail, the company concluded the measurement model of FIN 48 (adopted in fiscal 2008) required an accrual for a portion of the interest exposure.

Fuel Commitments

From time to time, SYSCO may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. There were no amounts outstanding as of June 28, 2008, however in July and August 2008, SYSCO entered into forward diesel fuel purchase commitments total approximately $195,000,000 at a fixed price through the end of July 2009.

Other Commitments

SYSCO has committed to product purchases for resale in order to leverage the company’s purchasing power. A majority of these agreements expire within one year, however certain agreements have terms through fiscal 2012. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of June 28, 2008 totaled approximately $1,335,561,000.

SYSCO has committed with a third party service provider to provide hardware and hardware hosting services. The services are to be provided over a ten year period beginning in fiscal 2005 and ending in fiscal 2015. The total cost of the services over that period is expected to be approximately $500,000,000. This amount may be reduced by SYSCO utilizing less than estimated resources and can be increased by SYSCO utilizing more than estimated resources and the adjustments for inflation provided for in the agreements. SYSCO may also cancel a portion or all of the services provided subject to termination fees which decrease over time. Although it does not expect to, if SYSCO were to terminate all of the services in fiscal 2009, the estimated termination fee incurred in fiscal 2009 would be approximately $11,500,000. SYSCO believes that these agreements will provide a more secure and reliable environment for its data processing as well as reduce overall operating costs over the ten year period.

19.	BUSINESS SEGMENT INFORMATION

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

The accounting policies for the segments are the same as those disclosed by SYSCO. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include certain centrally incurred costs for shared services that are charged to our segments. These centrally incurred costs are charged based upon the relative level of service used by each operating company consistent with how SYSCO’s management views the performance of its operating segments. Prior to fiscal 2008, SYSCO’s management evaluated performance of each of its operating segments based on its respective earnings before income taxes. This measure included an allocation of certain corporate expenses to each operating segment in addition to the centrally incurred costs for shared services that were charged to its segments. During fiscal 2008, SYSCO’s management increased its focus on the results of each of its operating segments based on its respective operating income performance which excludes the allocation of additional corporate expenses. As a result, the segment reporting for fiscal 2007 and 2006 has been revised to conform to the fiscal 2008 presentation.

Included in corporate expenses and consolidated adjustments, among other items, are:

•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;
•	Share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors; and
•	Corporate-level depreciation and amortization expense.

The following table sets forth the financial information for SYSCO’s business segments:

	Fiscal Year
	2008	2007	2006
	(In thousands)

Sales:
Broadline	$29,792,931	$27,560,375	$25,758,645
SYGMA	4,574,880	4,380,955	4,131,666
Other	3,622,360	3,571,213	3,139,278
Intersegment sales	(468,060)	(470,468)	(401,151)

Total	$37,522,111	$35,042,075	$32,628,438

Operating Income:
Broadline	$1,937,555	$1,776,277	$1,623,653
SYGMA	8,261	10,842	(371)
Other	137,134	132,802	125,084

Total segments	2,082,950	1,919,921	1,748,366
Corporate expenses and consolidated adjustments	(203,001)	(211,439)	(253,336)

Total operating income	1,879,949	1,708,482	1,495,030

Interest expense	111,541	105,002	109,100
Other income, net	(22,930)	(17,735)	(9,016)

Earnings before income taxes and cumulative effect of accounting change	$1,791,338	$1,621,215	$1,394,946

Depreciation and amortization:
Broadline	$257,819	$249,083	$237,437
SYGMA	30,467	29,740	26,667
Other	37,044	30,694	26,456

Total segments	325,330	309,517	290,560
Corporate	47,199	53,042	54,502

Total	$372,529	$362,559	$345,062

Capital expenditures:
Broadline	$392,971	$404,728	$335,437
SYGMA	4,977	41,596	62,917
Other	36,661	56,037	55,650

Total segments	434,609	502,361	454,004
Corporate	81,354	100,881	59,930

Total	$515,963	$603,242	$513,934

Assets:
Broadline	$5,868,350	$5,573,079	$5,248,223
SYGMA	414,044	385,470	359,116
Other	1,018,128	929,573	832,223

Total segments	7,300,522	6,888,122	6,439,562
Corporate	2,781,771	2,630,809	2,552,463

Total	$10,082,293	$9,518,931	$8,992,025

The sales mix for the principal product categories for each fiscal year is as follows:

	2008	2007	2006
	(In thousands)

Canned and dry products	$6,820,363	$6,161,946	$5,849,082
Fresh and frozen meats	6,606,347	6,548,127	6,153,468
Frozen fruits, vegetables, bakery and other	5,105,353	4,691,114	4,405,908
Dairy products	4,000,780	3,245,488	3,014,104
Poultry	3,808,844	3,585,462	3,283,174
Fresh produce	3,183,540	3,118,122	2,769,805
Paper and disposables	2,964,006	2,825,505	2,595,358
Seafood	1,878,830	1,840,149	1,751,062
Beverage products	1,297,543	1,200,263	1,078,030
Janitorial products	988,781	857,339	740,601
Equipment and smallwares	704,050	763,179	782,523
Medical supplies	163,674	205,381	205,323

Total	$37,522,111	$35,042,075	$32,628,438

Information concerning geographic areas is as follows:

	Fiscal Year
	2008	2007	2006
	(In thousands)

Sales:(1)
United States	$33,842,824	$31,891,186	$29,701,904
Canada	3,380,159	2,923,106	2,783,450
Other	299,128	227,783	143,084

Total	$37,522,111	$35,042,075	$32,628,438

Long-lived assets:(2)
United States	$2,655,714	$2,531,980	$2,328,319
Canada	233,879	189,154	136,512
Other	197	99	69

Total	$2,889,790	$2,721,233	$2,464,900

(1)	Represents sales from external customers from businesses operating in these countries.
(2)	Long-lived assets represents net property, plant and equipment reported in the country in which they are held.

20.	SUPPLEMENTAL GUARANTOR INFORMATION

SYSCO International, Co. is an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada and is a wholly-owned subsidiary of SYSCO. In May 2002, SYSCO International, Co. issued, in a private offering, $200,000,000 of 6.10% notes due in 2012 (see Note 10, Debt). In December 2002, these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by SYSCO. SYSCO International, Co. is a holding company with no significant sources of income or assets, other than its equity interests in its subsidiaries and interest income from loans made to its subsidiaries. The proceeds from the issuance of the 6.10% notes were used to repay commercial paper issued to fund the fiscal 2002 acquisition of a Canadian broadline foodservice operation.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (SYSCO), the subsidiary issuer (SYSCO International) and all other non-guarantor subsidiaries of SYSCO (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries.

	Condensed Consolidating Balance Sheet
	June 28, 2008
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)

Current assets	$526,109	$—	$4,648,924	$—	$5,175,033
Investment in subsidiaries	14,202,506	398,065	118,041	(14,718,612)	—
Plant and equipment, net	202,778	—	2,687,012	—	2,889,790
Other assets	593,699	1,262	1,422,509	—	2,017,470

Total assets	$15,525,092	$399,327	$8,876,486	$(14,718,612)	$10,082,293

Current liabilities	$412,042	$986	$3,086,315	$—	$3,499,343
Intercompany payables (receivables)	9,670,465	100,027	(9,770,492)	—	—
Long-term debt	1,729,401	199,752	46,282	—	1,975,435
Other liabilities	468,213	—	730,316	—	1,198,529
Shareholders’ equity	3,244,971	98,562	14,784,065	(14,718,612)	3,408,986

Total liabilities and shareholders’ equity	$15,525,092	$399,327	$8,876,486	$(14,718,612)	$10,082,293

	Condensed Consolidating Balance Sheet
	June 30, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)

Current assets	$244,441	$—	$4,431,105	$—	$4,675,546
Investment in subsidiaries	12,675,360	349,367	126,364	(13,151,091)	—
Plant and equipment, net	170,288	—	2,550,945	—	2,721,233
Other assets	654,287	—	1,467,865	—	2,122,152

Total assets	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

Current liabilities	$371,149	$1,034	$3,042,906	$—	$3,415,089
Intercompany payables (receivables)	8,251,239	44,757	(8,295,996)	—	—
Long-term debt	1,471,428	243,786	43,013	—	1,758,227
Other liabilities	505,660	—	561,555	—	1,067,215
Shareholders’ equity	3,144,900	59,790	13,224,801	(13,151,091)	3,278,400

Total liabilities and shareholders’ equity	$13,744,376	$349,367	$8,576,279	$(13,151,091)	$9,518,931

	Condensed Consolidating Results of Operations
	Year Ended June 28, 2008
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)

Sales	$—	$—	$37,522,111	$—	$37,522,111
Cost of sales	—	—	30,327,254	—	30,327,254

Gross margin	—	—	7,194,857	—	7,194,857
Operating expenses	206,338	142	5,108,428	—	5,314,908

Operating income	(206,338)	(142)	2,086,429	—	1,879,949
Interest expense (income)	462,554	11,736	(362,749)	—	111,541
Other income, net	(7,373)	—	(15,557)	—	(22,930)

Earnings (losses) before income taxes	(661,519)	(11,878)	2,464,735	—	1,791,338
Income tax (benefit) provision	(253,031)	(4,543)	942,761	—	685,187
Equity in earnings of subsidiaries	1,514,639	33,907	—	(1,548,546)	—

Net earnings	$1,106,151	$26,572	$1,521,974	$(1,548,546)	$1,106,151

	Condensed Consolidating Results of Operations
	Year Ended June 30, 2007
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)

Sales	$—	$—	$35,042,075	$—	$35,042,075
Cost of sales	—	—	28,284,603	—	28,284,603

Gross margin	—	—	6,757,472	—	6,757,472
Operating expenses	213,915	127	4,834,948	—	5,048,990

Operating income	(213,915)	(127)	1,922,524	—	1,708,482
Interest expense (income)	410,190	11,813	(317,001)	—	105,002
Other income, net	(8,984)	—	(8,751)	—	(17,735)

Earnings (losses) before income taxes	(615,121)	(11,940)	2,248,276	—	1,621,215
Income tax (benefit) provision	(235,260)	(4,567)	859,966	—	620,139
Equity in earnings of subsidiaries	1,380,937	18,075	—	(1,399,012)	—

Net earnings	$1,001,076	$10,702	$1,388,310	$(1,399,012)	$1,001,076

	Condensed Consolidating Results of Operations
	Year Ended July 1, 2006
		SYSCO	Other Non-Guarantor		Consolidated
	SYSCO	International	Subsidiaries	Eliminations	Totals
	(In thousands)

Sales	$—	$—	$32,628,438	$—	$32,628,438
Cost of sales	—	—	26,337,107	—	26,337,107

Gross margin	—	—	6,291,331	—	6,291,331
Operating expenses	256,351	130	4,539,820	—	4,796,301

Operating income	(256,351)	(130)	1,751,511	—	1,495,030
Interest expense (income)	374,838	11,108	(276,846)	—	109,100
Other income, net	(2,919)	—	(6,097)	—	(9,016)

Earnings (losses) before income taxes and cumulative effect of accounting change	(628,270)	(11,238)	2,034,454	—	1,394,946
Income tax (benefit) provision	(181,070)	(4,055)	734,031	—	548,906
Equity in earnings of subsidiaries	1,293,240	6,063	—	(1,299,303)	—

Net earnings before cumulative effect of accounting change	846,040	(1,120)	1,300,423	(1,299,303)	846,040
Cumulative effect of accounting change	9,285	—	—	—	9,285

Net earnings (loss)	$855,325	$(1,120)	$1,300,423	$(1,299,303)	$855,325

	Condensed Consolidating Cash Flows
	Year Ended June 28, 2008
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used for):
Operating activities	$(266,597)	$25,261	$1,837,465	$1,596,129
Investing activities	(64,561)	—	(490,999)	(555,560)
Financing activities	(659,760)	(44,035)	5,217	(698,578)
Exchange rate on cash	—	—	1,689	1,689
Intercompany activity	1,341,687	18,774	(1,360,461)	—

Net increase in cash	350,769	—	(7,089)	343,680
Cash at the beginning of the period	135,877	—	71,995	207,872

Cash at the end of the period	$486,646	$—	$64,906	$551,552

	Condensed Consolidating Cash Flows
	Year Ended June 30, 2007
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used for):
Operating activities	$(238,228)	$(7,326)	$1,648,476	$1,402,922
Investing activities	(28,970)	—	(619,741)	(648,711)
Financing activities	(764,350)	19,540	(3,440)	(748,250)
Exchange rate on cash	—	—	14	14
Intercompany activity	1,036,150	(12,214)	(1,023,936)	—

Net increase in cash	4,602	—	1,373	5,975
Cash at the beginning of the period	131,275	—	70,622	201,897

Cash at the end of the period	$135,877	$—	$71,995	$207,872

	Condensed Consolidating Cash Flows
	Year Ended July 1, 2006
		SYSCO	Other Non-Guarantor	Consolidated
	SYSCO	International	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used for):
Operating activities	$(285,446)	$(7,496)	$1,417,621	$1,124,679
Investing activities	(71,851)	—	(537,667)	(609,518)
Financing activities	(490,457)	(8,311)	(5,849)	(504,617)
Exchange rate on cash	—	—	(325)	(325)
Intercompany activity	853,281	15,807	(869,088)	—

Net increase in cash	5,527	—	4,692	10,219
Cash at the beginning of the period	125,748	—	65,930	191,678

Cash at the end of the period	$131,275	$—	$70,622	$201,897

21.	QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended June 28, 2008 and June 30, 2007 is set forth below:

	Fiscal 2008 Quarter Ended
	September 29	December 29	March 29	June 28	Fiscal Year
	(In thousands except for share data)

Sales	$9,405,844	$9,239,505	$9,146,557	$9,730,205	$37,522,111
Cost of sales	7,614,702	7,471,725	7,412,036	7,828,791	30,327,254

Gross margin	1,791,142	1,767,780	1,734,521	1,901,414	7,194,857
Operating expenses	1,336,509	1,318,768	1,316,877	1,342,754	5,314,908

Operating income	454,633	449,012	417,644	558,660	1,879,949
Interest expense	26,371	28,915	28,744	27,511	111,541
Other income, net	(3,032)	(8,343)	(7,285)	(4,270)	(22,930)

Earnings before income taxes	431,294	428,440	396,185	535,419	1,791,338
Income taxes	164,305	164,292	155,284	201,306	685,187

Net earnings	$266,989	$264,148	$240,901	$334,113	$1,106,151

Per share:
Basic net earnings	$0.44	$0.43	$0.40	$0.56	$1.83
Diluted net earnings	0.43	0.43	0.40	0.55	1.81
Dividends declared	0.19	0.22	0.22	0.22	0.85
Market price — high/low	36-30	36-31	32-26	32-27	36-26

	Fiscal 2007 Quarter Ended
	September 30	December 30	March 31	June 30	Fiscal Year
	(In thousands except for share data)

Sales	$8,672,072	$8,568,748	$8,572,961	$9,228,294	$35,042,075
Cost of sales	7,002,856	6,915,259	6,938,867	7,427,621	28,284,603

Gross margin	1,669,216	1,653,489	1,634,094	1,800,673	6,757,472
Operating expenses	1,276,882	1,230,967	1,249,951	1,291,190	5,048,990

Operating income	392,334	422,522	384,143	509,483	1,708,482
Interest expense	25,766	28,006	25,700	25,530	105,002
Other income, net	(9,038)	(3,375)	(2,536)	(2,786)	(17,735)

Earnings before income taxes	375,606	397,891	360,979	486,739	1,621,215
Income taxes	145,458	151,353	139,980	183,348	620,139

Net earnings	$230,148	$246,538	$220,999	$303,391	$1,001,076

Per share:
Basic net earnings	$0.37	$0.40	$0.36	$0.49	$1.62
Diluted net earnings	0.37	0.39	0.35	0.49	1.60
Dividends declared	0.17	0.19	0.19	0.19	0.74
Market price — high/low	34-27	37-32	37-31	35-32	37-27
Percentage increases— 2008 vs. 2007:
Sales	8%	8%	7%	5%	7%
Operating income	16	6	9	10	10
Net earnings	16	7	9	10	11
Basic net earnings per share	19	8	11	14	13
Diluted net earnings per share	16	10	14	12	13

Financial results are impacted by accounting changes and the adoption of various accounting standards. See Note 2, Changes in Accounting.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

SYSCO’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2008, our chief executive officer and chief financial officer concluded that, as of such date, SYSCO’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 31.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be included in our proxy statement for the 2008 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Corporate Governance and Board of Directors Matters.”

Item 11.	Executive Compensation

The information required by this item will be included in our proxy statement for the 2008 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2008 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included in our proxy statement for the 2008 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Certain Relationships and Related Transactions” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in our proxy statement for the 2008 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1. All financial statements. See index to Consolidated Financial Statements on page 30 of this Form 10-K.

All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8. Financial Statements and Supplementary Data.

3. Exhibits.

3.1		—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
3.2		—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
3.3		—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).
3.4		—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
3.5		—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).
4.1		—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).
4.2		—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).
4.3		—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).
4.4		—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).
4.5		—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).
4.6		—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).
4.7		—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).
4.8		—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).
10.1		—	Credit Agreement dated November 4, 2005 between Sysco Corporation, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).
10.2		—	Commitment Increase Agreement dated March 31, 2006 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated September 13, 2002, incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 6, 2006 (File No. 1-6544).
10.3		—	Form of Commitment Increase Agreement dated September 25, 2007 by and among Sysco Corporation, JPMorgan Chas Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).
10.4		—	Form of Extension Agreement effective September 21, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).
10.5		—	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10.6		—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10.7		—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10	.8†#	—	Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.
10	.9†#	—	Seventh Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.
10	.10†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.11†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
10	.12†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.13†	—	Form of Stock Option Grant Agreement issued to executive officers on September 3, 1998 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(ss) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10	.14†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 1999 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(tt) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.15†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.16†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).
10	.17†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.18†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.19†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.20†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.21†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 2004 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).
10	.22†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).
10	.23†	—	First Amendment to the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).
10	.24†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 and September 7, 2006 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).
10	.25†	—	2007 Stock Incentive Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed on September 26, 2007 (File No. 1-6544).
10	.26†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).
10	.27†	—	Amended and Restated 2004 Cash Performance Unit Plan (formerly known as the 2004 Long-Term Incentive Cash Plan and the 2004 Mid-Term Incentive Plan), incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).
10	.28†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 8, 2005 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).
10	.29†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).
10	.30†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 28, 2007, under the 2004 Mid-Term Incentive Plan, incorporate by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).
10	.31†	—	2005 Management Incentive Plan, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).
10	.32†	—	First Amendment to 2005 Management Incentive Plan dated July 13, 2007, incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).
10	.33†	—	Form of Fiscal Year 2008 Bonus Award for the Chief Executive Officer, President, Chief Financial Officer, Executive Vice Presidents and Senior Vice Presidents (excluding Senior Vice Presidents of Operations) under the 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).
10	.34†#	—	First Amended and Restated 2005 Management Incentive Plan.
10	.35†#	—	Form of Fiscal Year 2009 Bonus Award for the Chief Executive Officer, President, Chief Financial Officer and Executive Vice Presidents under the First Amended and Restated 2005 Management Incentive Plan.
10	.36†	—	2006 Supplemental Performance Bonus Plan dated June 9, 2006, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).
10	.37†	—	Form of Fiscal Year 2008 Chief Executive Officer Supplemental Bonus Agreement under the 2006 Supplemental Performance Based Bonus Plan, incorporated by reference to Exhibit 10.41 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).
10	.38†	—	Form of Fiscal Year 2008 Supplemental Bonus Agreement for President, Executive Vice Presidents, Senior Vice Presidents and Senior Vice Presidents of Operations under the 2006 Supplemental Performance Based Bonus Plan, incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).
10	.39†#	—	Termination of 2006 Supplemental Performance Bonus Plan.
10	.40†#	—	Form of Fiscal Year 2009 Supplemental Bonus Agreement for the Chief Executive Officer and the President.
10	.41†	—	Executive Severance Agreement dated July 6, 2004 between Sysco Corporation and Richard J. Schnieders, incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.42†	—	Form of Executive Severance Agreement between Sysco Corporation and Kenneth F. Spitler dated July 14, 2004, incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.43†	—	Form of First Amendment dated September 3, 2004 to Executive Severance Agreement between Sysco Corporation and each of Richard J. Schnieders and Kenneth F. Spitler, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10	.44†	—	Letter agreement dated December 12, 2006 between Sysco Corporation and William J. DeLaney regarding certain relocation expenses, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).
10	.45†#	—	Description of Compensation Arrangements with Named Executive Officers.
10	.46†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
10	.47†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.48†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).
10	.49†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).
10	.50†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).
10	.51†	—	Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).
10	.52†	—	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.53†	—	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.54†	—	Form of Restricted Stock Agreement under the Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).
10	.55†	—	Form of Retainer Stock Award Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2006 (File No. 1-6544).
10	.56†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.57†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.58†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.59†#	—	Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan.
10	.60†#	—	Description of Compensation Arrangements with Non-Employee Directors.
10	.61†#	—	Form of Indemnification Agreement with Non-Employee Directors.
14.1		—	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to Form 8-K filed on July 19, 2007 (File No. 1-6544).
21	.1#	—	Subsidiaries of the Registrant.
23	.1#	—	Consent of Independent Registered Public Accounting Firm.
31	.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of August, 2008.

SYSCO CORPORATION

By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ RICHARD J. SCHNIEDERS Richard J. Schnieders	Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ WILLIAM J. DELANEY William J. DeLaney	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ G. MITCHELL ELMER G. Mitchell Elmer	Vice President, Controller and Chief Accounting Officer (principal accounting officer)

DIRECTORS:

/s/ JOHN M. CASSADAY	/s/ RICHARD G. MERRILL

John M. Cassaday	Richard G. Merrill

/s/ JUDITH B. CRAVEN	/s/ NANCY S. NEWCOMB

Judith B. Craven	Nancy S. Newcomb

/s/ MANUEL A. FERNANDEZ	/s/ RICHARD J. SCHNIEDERS

Manuel A. Fernandez	Richard J. Schnieders

/s/ JONATHAN GOLDEN	/s/ PHYLLIS S. SEWELL

Jonathan Golden	Phyllis S. Sewell

/s/ JOSEPH A. HAFNER, JR.	/s/ RICHARD G. TILGHMAN

Joseph A. Hafner, Jr.	Richard G. Tilghman

/s/ DR. HANS-JOACHIM KOERBER	/s/ JACKIE M. WARD

Dr. Hans-Joachim Koerber	Jackie M. Ward

EXHIBIT INDEX
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.8	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1	—	Credit Agreement dated November 4, 2005 between Sysco Corporation, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).

10.2	—	Commitment Increase Agreement dated March 31, 2006 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated September 13, 2002, incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 6, 2006 (File No. 1-6544).

10.3	—	Form of Commitment Increase Agreement dated September 25, 2007 by and among Sysco Corporation, JPMorgan Chas Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).

10.4	—	Form of Extension Agreement effective September 21, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).

10.5	—	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.6	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.7	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.8†#	—	Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.9†#	—	Seventh Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.10†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.11†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.12†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.13†	—	Form of Stock Option Grant Agreement issued to executive officers on September 3, 1998 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(ss) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.14†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 1999 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(tt) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.15†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.16†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).

10.17†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.18†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.19†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.20†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.21†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 2004 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

10.22†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).

10.23†	—	First Amendment to the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.24†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 and September 7, 2006 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).

10.25†	—	2007 Stock Incentive Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed on September 26, 2007 (File No. 1-6544).

10.26†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.27†	—	Amended and Restated 2004 Cash Performance Unit Plan (formerly known as the 2004 Long-Term Incentive Cash Plan and the 2004 Mid-Term Incentive Plan), incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.28†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 8, 2005 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.29†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 7, 2006 under the Long-Term Incentive Cash Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 13, 2006 (File No. 1-6544).

10.30†	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 28, 2007, under the 2004 Mid-Term Incentive Plan, incorporate by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).

10.31†	—	2005 Management Incentive Plan, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement for the November 11, 2005 Annual Meeting of Stockholders (File No. 1-6544).

10.32†	—	First Amendment to 2005 Management Incentive Plan dated July 13, 2007, incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).

10.33†	—	Form of Fiscal Year 2008 Bonus Award for the Chief Executive Officer, President, Chief Financial Officer, Executive Vice Presidents and Senior Vice Presidents (excluding Senior Vice Presidents of Operations) under the 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).

10.34†#	—	First Amended and Restated 2005 Management Incentive Plan.

10.35†#	—	Form of Fiscal Year 2009 Bonus Award for the Chief Executive Officer, President, Chief Financial Officer and Executive Vice Presidents under the First Amended and Restated 2005 Management Incentive Plan.

10.36†	—	2006 Supplemental Performance Bonus Plan dated June 9, 2006, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended July 1, 2006 filed on September 14, 2006 (File No. 1-6544).

10.37†	—	Form of Fiscal Year 2008 Chief Executive Officer Supplemental Bonus Agreement under the 2006 Supplemental Performance Based Bonus Plan, incorporated by reference to Exhibit 10.41 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).

10.38†	—	Form of Fiscal Year 2008 Supplemental Bonus Agreement for President, Executive Vice Presidents, Senior Vice Presidents and Senior Vice Presidents of Operations under the 2006 Supplemental Performance Based Bonus Plan, incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).

10.39†#	—	Termination of 2006 Supplemental Performance Bonus Plan.

10.40†#	—	Form of Fiscal Year 2009 Supplemental Bonus Agreement for the Chief Executive Officer and the President.

10.41†	—	Executive Severance Agreement dated July 6, 2004 between Sysco Corporation and Richard J. Schnieders, incorporated by reference to Exhibit 10(ii) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.42†	—	Form of Executive Severance Agreement between Sysco Corporation and Kenneth F. Spitler dated July 14, 2004, incorporated by reference to Exhibit 10(jj) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.43†	—	Form of First Amendment dated September 3, 2004 to Executive Severance Agreement between Sysco Corporation and each of Richard J. Schnieders and Kenneth F. Spitler, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.44†	—	Letter agreement dated December 12, 2006 between Sysco Corporation and William J. DeLaney regarding certain relocation expenses, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended June 30, 2007 filed on August 28, 2007 (File No. 1-6544).

10.45†#	—	Description of Compensation Arrangements with Named Executive Officers.

10.46†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.47†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.48†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10.49†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10.50†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.51†	—	Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.52†	—	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.53†	—	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.54†	—	Form of Restricted Stock Agreement under the Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.55†	—	Form of Retainer Stock Award Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2006 (File No. 1-6544).

10.56†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.57†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.58†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.59†#	—	Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan.

10.60†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.61†#	—	Form of Indemnification Agreement with Non-Employee Directors.

14.1	—	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to Form 8-K filed on July 19, 2007 (File No. 1-6544).

21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith