Form 10-Q
period 2008-09-27
SYSCO CORP
filed 2008-11-04
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6544

Sysco Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1390 Enclave Parkway Houston, Texas (Address of principal executive offices)	74-1648137 (IRS employer identification number) 77077-2099 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     599,138,599 shares of common stock were outstanding as of October 25, 2008.

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	Sept. 27, 2008	June 28, 2008	Sept. 29, 2007
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$345,625	$551,552	$190,154
Accounts and notes receivable, less allowances of $46,493, $31,730 and $42,953	2,873,502	2,723,189	2,765,213
Inventories	1,933,703	1,836,478	1,865,355
Deferred taxes	101,811	—	91,444
Prepaid expenses and other current assets	69,065	63,814	117,661

Total current assets	5,323,706	5,175,033	5,029,827
Plant and equipment at cost, less depreciation	2,876,081	2,889,790	2,780,780
Other assets
Goodwill	1,421,460	1,413,224	1,394,814
Intangibles, less amortization	83,709	87,528	90,393
Restricted cash	93,077	92,587	99,755
Prepaid pension cost	256,017	215,159	389,720
Other assets	231,005	208,972	232,655

Total other assets	2,085,268	2,017,470	2,207,337

Total assets	$10,285,055	$10,082,293	$10,017,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$—	$2,700
Accounts payable	2,051,112	2,048,759	2,079,131
Accrued expenses	757,455	917,892	779,968
Income taxes	584,608	11,665	509,370
Deferred taxes	—	516,131	—
Current maturities of long-term debt	5,269	4,896	3,576

Total current liabilities	3,398,444	3,499,343	3,374,745
Other liabilities
Long-term debt	1,974,053	1,975,435	1,969,804
Deferred taxes	717,587	540,330	734,169
Other long-term liabilities	689,745	658,199	641,771

Total other liabilities	3,381,385	3,173,964	3,345,744
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	727,558	712,208	655,609
Retained earnings	6,185,935	6,041,429	5,600,065

Accumulated other comprehensive (loss) income	(98,308)	(68,768)	61,218
Treasury stock, 164,083,709, 163,942,358 and 156,256,910 shares	(4,075,134)	(4,041,058)	(3,784,612)

Total shareholders’ equity	3,505,226	3,408,986	3,297,455

Total liabilities and shareholders’ equity	$10,285,055	$10,082,293	$10,017,944

Note: The June 28, 2008 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	13-Week Period Ended
	Sept. 27, 2008	Sept. 29, 2007
Sales	$9,877,429	$9,405,844
Cost of sales	7,990,873	7,614,702

Gross margin	1,886,556	1,791,142
Operating expenses	1,381,804	1,336,509

Operating income	504,752	454,633
Interest expense	26,410	26,371
Other income, net	(2,813)	(3,032)

Earnings before income taxes	481,155	431,294
Income taxes	204,341	164,305

Net earnings	$276,814	$266,989

Net earnings:
Basic earnings per share	$0.46	$0.44
Diluted earnings per share	0.46	0.43

Average shares outstanding	602,257,425	610,810,914
Diluted shares outstanding	605,707,175	617,108,313

Dividends declared per common share	$0.22	$0.19
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	13-Week Period Ended
	Sept. 27, 2008	Sept. 29, 2007
Net earnings	$276,814	$266,989

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(14,127)	40,925
Amortization of cash flow hedge	107	106
Amortization of unrecognized prior service cost	231	944
Amortization of unrecognized actuarial losses (gains), net	2,706	501
Amortization of unrecognized transition obligation	23	23
Pension liability assumption	(18,480)	—

Total other comprehensive (loss) income	(29,540)	42,499

Comprehensive income	$247,274	$309,488

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	13-Week Period Ended
	Sept. 27, 2008	Sept. 29, 2007
Cash flows from operating activities:
Net earnings	$276,814	$266,989
Adjustments to reconcile net earnings to cash provided by operating activities:

Share-based compensation expense	10,833	15,193
Depreciation and amortization	94,351	90,456
Deferred tax provision	182,824	155,164
Provision for losses on receivables	11,774	7,281
(Gain) on sale of assets	(20)	(202)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(165,659)	(144,184)
(Increase) in inventories	(100,650)	(138,237)
(Increase) decrease in prepaid expenses and other current assets	(5,171)	6,027
Increase in accounts payable	6,269	83,871
(Decrease) in accrued expenses	(149,281)	(131,699)
(Decrease) in accrued income taxes	(34,982)	(16,103)
(Increase) in other assets	(26,225)	(10,679)
(Decrease) increase in other long-term liabilities and prepaid pension cost, net	(34,507)	10,672
Excess tax benefits from share-based compensation arrangements	(3,000)	(2,783)

Net cash provided by operating activities	63,370	191,766

Cash flows from investing activities:
Additions to plant and equipment	(80,046)	(131,543)
Proceeds from sales of plant and equipment	1,023	1,071
Acquisition of businesses, net of cash acquired	(13,534)	(25,750)
(Increase) decrease in restricted cash	(490)	2,174

Net cash used for investing activities	(93,047)	(154,048)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	—	194,120
Other debt borrowings	1,153	771
Other debt repayments	(1,581)	(880)
Common stock reissued from treasury	73,535	52,842
Treasury stock purchases	(118,389)	(189,484)
Dividends paid	(132,383)	(116,339)
Excess tax benefits from share-based compensation arrangements	3,000	2,783

Net cash used for financing activities	(174,665)	(56,187)

Effect of exchange rates on cash	(1,585)	751

Net decrease in cash and cash equivalents	(205,927)	(17,718)
Cash and cash equivalents at beginning of period	551,552	207,872

Cash and cash equivalents at end of period	$345,625	$190,154

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$44,446	$35,161
Income taxes	42,425	19,834
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
1. BASIS OF PRESENTATION
     The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 28, 2008 consolidated balance sheet which was taken from the audited financial statements included in the company’s Fiscal 2008 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.
     These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Fiscal 2008 Annual Report on Form 10-K.
     A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1 to this Form 10-Q.
2. CHANGES IN ACCOUNTING
SFAS 157 Adoption
     As of June 29, 2008, Sysco adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value under generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. The adoption did not have a material impact on the company’s financial statements. Due to the issuance of FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” SFAS 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The company is continuing to evaluate the impact of adopting these provisions in fiscal 2010.
SFAS 158 Adoption
     As of June 30, 2007, Sysco early-adopted the measurement date provision of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). The measurement date provision requires employers to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. As a result, beginning in fiscal 2008, the measurement date for Sysco’s company-sponsored defined benefit and other postretirement plans returned to correspond with fiscal year-end rather than the May 31st measurement date previously used. The company performed measurements as of May 31, 2007 and June 30, 2007 of plan assets and benefit obligations. Sysco recorded a charge to beginning retained earnings on July 1, 2007 of $3,572,000, net of tax, for the impact of the cumulative difference in company-sponsored pension expense between the two measurement dates. The company also recorded a benefit to beginning accumulated other comprehensive income (loss) on July 1, 2007 of $22,780,000, net of tax, for the impact of the difference in the recognition provision between the two measurement dates.
FIN 48 Adoption
     As of July 1, 2007, Sysco adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. As a result of this adoption, Sysco recognized, as a cumulative effect of change in accounting principle, a $91,635,000 decrease in the company’s beginning retained earnings related to FIN 48.

3. FAIR VALUE MEASUREMENTS
     Cash equivalents include time deposits, certificates of deposit, short-term investments and all highly liquid instruments with original maturities of three months or less. The fair values of cash equivalents reflected in the consolidated balance sheets were $144,108,000, $341,958,000 and zero at September 27, 2008, June 28, 2008 and September 29, 2007, respectively. Pursuant to SFAS 157, the fair value of the company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of these dates, the company held no other assets or liabilities requiring fair value measurement or disclosure.
4. RESTRICTED CASH
     Sysco is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. Sysco has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.
     In addition, for certain acquisitions, Sysco placed funds into escrow to be disbursed to the sellers in the event that specified operating results were attained or contingencies were resolved.
     A summary of restricted cash balances appears below:

	Sept. 27, 2008	June 28, 2008	Sept. 29, 2007
Funds deposited in insurance trusts	$93,077,000	$92,587,000	$90,755,000
Escrow funds related to acquisitions	—	—	9,000,000

Total	$93,077,000	$92,587,000	$99,755,000

5. DEBT
     As of September 27, 2008, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $145,000,000, of which none was outstanding.
     As of September 27, 2008, there were no commercial paper issuances outstanding.
     During the 13-week period ended September 27, 2008, the aggregate of commercial paper issuances and short-term bank borrowings ranged from zero to approximately $105,294,000.
6. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Service cost	$20,131,000	$22,643,000	$122,000	$121,000
Interest cost	28,051,000	25,305,000	156,000	142,000
Expected return on plan assets	(31,855,000)	(33,836,000)	—	—
Amortization of prior service cost	343,000	1,496,000	32,000	36,000
Recognized net actuarial loss (gain)	4,432,000	852,000	(39,000)	(39,000)
Amortization of transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$21,102,000	$16,460,000	$309,000	$298,000

     Sysco’s contributions to its company-sponsored defined benefit plans were $83,881,000 and $22,585,000 during the 13-week periods ended September 27, 2008 and September 29, 2007, respectively.
     Although contributions to its qualified pension plan (Retirement Plan) are not required to meet ERISA minimum funding requirements, the company made a voluntary contribution of $80,000,000 during the first quarter fiscal 2009 and does not currently expect to make any further contributions this fiscal year. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2009 contributions to fund benefit payments for the SERP and other post-retirement plans are $17,082,000 and $319,000, respectively.
     During the first quarter of fiscal 2009, the company merged active participants from an under-funded multi-employer pension plan into its Retirement Plan and assumed approximately $30,000,000 of liabilities as part of its withdrawal agreement from this plan. These liabilities are due to the assumption of prior service costs related to the active participants and their accrued benefits which were previously included in this multi-employer plan. This resulted in a charge of $18,480,000 to other comprehensive loss, net of tax, in the first quarter of fiscal 2009. See further discussion of this withdrawal under Multi-Employer Pension Plans in Note 11, Commitments and Contingencies.
7. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sept. 27, 2008	Sept. 29, 2007
Numerator:
Net earnings	$276,814,000	$266,989,000

Denominator:
Weighted-average basic shares outstanding	602,257,425	610,810,914
Dilutive effect of employee and director stock options	3,449,750	6,297,399

Weighted-average diluted shares outstanding	605,707,175	617,108,313

Basic earnings per share	$0.46	$0.44

Diluted earnings per share:	$0.46	$0.43

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 35,000,000 and 21,000,000 for the first quarter of fiscal 2009 and 2008, respectively.
8. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.
Stock Incentive Plans
     There were no option grants to employees in the first quarter of fiscal 2009 or fiscal 2008. In addition, there were no restricted stock grants to non-employee directors during the first quarter of fiscal 2009 or fiscal 2008.
Employees’ Stock Purchase Plan
     Shares of Sysco common stock purchased by plan participants under the Sysco Employees’ Stock Purchase Plan during the first quarter of fiscal 2009 and 2008 were 495,245 and 433,910 respectively.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.13 and $4.95 during the first quarter of fiscal 2009 and 2008, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.
Management Incentive Compensation
     A total of 672,087 shares and 588,143 shares at a fair value per share of $28.22 and $32.99, respectively, were issued pursuant to the Management Incentive Plan in the first quarter of fiscal 2009 and fiscal 2008, respectively, for bonuses earned in the preceding fiscal years.

All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $10,833,000 and $15,193,000 for the first quarter of fiscal 2009 and fiscal 2008, respectively.
     As of September 27, 2008, there was $57,979,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.73 years.
9. INCOME TAXES
     The effective tax rate for the first quarter of fiscal 2009 was 42.5%, an increase from the effective tax rate of 38.1% for the first quarter of fiscal 2008. The effective tax rate for the first quarter of fiscal 2009 was negatively impacted by two items. First, the company recorded a tax adjustment to accrue for a previously unidentified tax contingency arising from a recent tax audit. Second, the carrying values of the company’s corporate-owned life insurance policies is adjusted to their cash surrender values. The loss of $22,908,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first quarter of fiscal 2009 is non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period.
     The effective tax rate for the first quarter of fiscal 2008 was positively impacted by the recognition of a tax benefit of approximately $7,700,000 resulting from a net operating tax loss deferred tax asset which arose due to an enacted state tax law. This decrease was partially offset by an increase in a tax provision for a foreign tax liability of approximately $3,000,000.
     As of September 27, 2008, the gross amount of unrecognized tax benefits was $97,426,000 and the gross amount of accrued interest liabilities was $143,242,000. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.
     Reflected in the changes in the net deferred tax liability and accrued income tax balances from June 28, 2008 to September 27, 2008 is the reclassification of deferred tax liabilities to accrued income taxes related to supply chain distributions. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.
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
10. ACQUISITIONS
     Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. During the first quarter of fiscal 2009, in the aggregate, the company paid cash of $13,534,000 for contingent consideration related to operations acquired in previous fiscal years. Aggregate contingent consideration amounts outstanding as of September 27, 2008 included $44,401,000 in cash which, if distributed, could result in the recording of additional goodwill.
11. COMMITMENTS AND CONTINGENCIES
     Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.

Product Liability Claim
     In October 2007, an arbitration judgment against the company was issued related to a product liability claim from one of Sysco’s former customers, which formalized a preliminary award by the arbitrator in July 2007. As of September 29, 2007, the company had recorded $50,296,000 on its consolidated balance sheet within accrued expenses related to the accrual of this loss and a corresponding receivable of $48,296,000 within prepaid expenses and other current assets, which represented the estimate of the loss less the $2,000,000 deductible on Sysco’s insurance policy, as the company anticipated recovery from various parties. In December 2007, the company paid its deductible on its insurance policy and made arrangements with its insurance carrier and other parties who paid the remaining amount of the judgment in excess of the company’s deductible. The company no longer has any remaining contingent liabilities related to this claim.
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
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, Sysco’s share of withdrawal liability on most of the multi-employer plans it participates in, some of which appear to be under-funded, was estimated to be $90,000,000 based on a voluntary withdrawal. Because the company is not provided the information by the plan administrators on a timely basis and the company expects that many multi-employer pension plans’ assets have declined due to recent stock market performance, Sysco believes its share of the withdrawal liability could be greater. The current estimate of the withdrawal liability is lower than the $140,000,000 disclosed as of June 28, 2008, primarily due to the company’s withdrawal during the first quarter of fiscal 2009 from a multi-employer pension plan as discussed below. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of September 27, 2008, Sysco has approximately $22,000,000 in liabilities recorded in total related to certain underfunded multi-employer defined benefit plans for which voluntary withdrawal is probable.
     During fiscal 2008, the company obtained information that a multi-employer pension plan it participated in failed to satisfy minimum funding requirements for certain periods and believed it was probable that additional funding would be required as well as the payment of excise tax. As a result, during fiscal 2008, Sysco recorded a liability of approximately $16,500,000 related to its share of the minimum funding requirements and related excise tax for these periods. During the first quarter of fiscal 2009, Sysco effectively withdrew from this multi-employer pension plan in an effort to secure benefits for Sysco’s employees that were members of the plan and to manage the company’s exposure to this under-funded plan. Sysco agreed to pay $15,000,000 to the plan, which included the minimum funding requirements. In connection with this withdrawal agreement, Sysco merged participants from this plan into its company-sponsored Retirement Plan and assumed approximately $30,000,000 in liabilities. The payment to the plan was made in the early part of the second quarter of fiscal 2009. If this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, prior to September 2010, the company may have additional liability. The company does not currently believe a mass withdrawal from this plan is probable.
BSCC Cooperative Structure
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code. Sysco believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, Sysco could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods. In that event, Sysco would be liable for interest on such amounts. As of September 27, 2008, Sysco has recorded deferred income tax liabilities of $616,082,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, Sysco estimates that in addition to making a current payment for amounts previously deferred, as discussed above, the company may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $310,000,000 to $340,000,000, prior to federal and state income tax benefit, as of September 27, 2008. Sysco calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of the company’s 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. The company is vigorously protesting these adjustments. The company has reviewed the merits of the issues raised by the IRS, and, while management believes it is probable the company will prevail, the company concluded the measurement model of FIN 48 (adopted in fiscal 2008) required an accrual for a portion of the interest exposure.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of September 27, 2008, outstanding forward diesel fuel purchase commitments totaled approximately $180,000,000 at a fixed price through the end of August 2009.
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
     The accounting policies for the segments are the same as those disclosed by Sysco. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include certain centrally incurred costs for shared services that are charged to our segments. These centrally incurred costs are charged based upon the relative level of service used by each operating company consistent with how Sysco’s management views the performance of its operating segments. Prior to fiscal 2008, Sysco’s management evaluated performance of each of its operating segments based on its respective earnings before income taxes. This measure included an allocation of certain corporate expenses to each operating segment in addition to the centrally incurred costs for shared services that were charged to its segments. During fiscal 2008, Sysco’s management increased its focus on the results of each of its operating segments based on its respective operating income performance which excludes the allocation of additional corporate expenses. Beginning in the fourth quarter of 2008, the measure of profit/loss presented in segment reporting was changed to operating income to align with management’s focus. As a result, the segment reporting for fiscal 2008 in this document has been revised to conform to the current presentation.
     Included in corporate expenses and consolidated adjustments, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;

•	Share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors; and

•	Corporate-level depreciation and amortization expense.

     The following table sets forth the financial information for Sysco’s business segments:

	13-Week Period Ended
	Sept. 27, 2008	Sept. 29, 2007
Sales (in thousands):
Broadline	$7,872,567	$7,506,107
SYGMA	1,228,235	1,134,707
Other	895,740	878,854
Intersegment sales	(119,113)	(113,824)

Total	$9,877,429	$9,405,844

	13-Week Period Ended
	Sept. 27, 2008	Sept. 29, 2007
Operating income (in thousands):
Broadline	$523,410	$456,982
SYGMA	4,621	2,902
Other	28,764	30,861

Total segments	556,795	490,745
Corporate expenses and consolidated adjustments	(52,043)	(36,112)

Total operating income	504,752	454,633

Interest expense	26,410	26,371
Other income, net	(2,813)	(3,032)

Earnings before income taxes	$481,155	$431,294

	Sept. 27, 2008	June 28, 2008	Sept. 29, 2007
Assets (in thousands):
Broadline	$6,235,158	$5,880,738	$5,923,947
SYGMA	402,809	414,044	390,432
Other	1,005,817	1,005,740	964,448

Total segments	7,643,784	7,300,522	7,278,827
Corporate	2,641,271	2,781,771	2,739,117

Total	$10,285,055	$10,082,293	$10,017,944

13. SUPPLEMENTAL GUARANTOR INFORMATION
     Sysco International, Co. is an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada and is a wholly-owned subsidiary of Sysco. In May 2002, Sysco International, Co. issued, in a private offering, $200,000,000 of 6.10% notes due in 2012. These notes are fully and unconditionally guaranteed by Sysco.
     The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (Sysco), the subsidiary issuer (Sysco International) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	September 27, 2008
		Sysco	Other Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$259,666	$—	$5,064,040	$—	$5,323,706
Investment in subsidiaries	14,578,721	403,790	130,665	(15,113,176)	—
Plant and equipment, net	208,990	—	2,667,091	—	2,876,081
Other assets	589,947	1,159	1,494,162	—	2,085,268

Total assets	$15,637,324	$404,949	$9,355,958	$(15,113,176)	$10,285,055

Current liabilities	$333,212	$4,051	$3,061,181	$—	$3,398,444
Intercompany payables (receivables)	9,721,387	91,528	(9,812,915)	—	—
Long-term debt	1,728,784	199,768	45,501	—	1,974,053
Other liabilities	498,603	—	908,729	—	1,407,332
Shareholders’ equity	3,355,338	109,602	15,153,462	(15,113,176)	3,505,226

Total liabilities and shareholders’ equity	$15,637,324	$404,949	$9,355,958	$(15,113,176)	$10,285,055

	Condensed Consolidating Balance Sheet
	June 28, 2008
		Sysco	Other Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$526,109	$—	$4,648,924	$—	$5,175,033
Investment in subsidiaries	14,202,506	398,065	118,041	(14,718,612)	—
Plant and equipment, net	202,778	—	2,687,012	—	2,889,790
Other assets	593,699	1,262	1,422,509	—	2,017,470

Total assets	$15,525,092	$399,327	$8,876,486	$(14,718,612)	$10,082,293

Current liabilities	$412,042	$986	$3,086,315	$—	$3,499,343
Intercompany payables (receivables)	9,670,465	100,027	(9,770,492)	—	—
Long-term debt	1,729,401	199,752	46,282	—	1,975,435
Other liabilities	468,213	—	730,316	—	1,198,529
Shareholders’ equity	3,244,971	98,562	14,784,065	(14,718,612)	3,408,986

Total liabilities and shareholders’ equity	$15,525,092	$399,327	$8,876,486	$(14,718,612)	$10,082,293

	Condensed Consolidating Balance Sheet
	September 29, 2007
		Sysco	Other Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$226,998	$—	$4,802,829	$—	$5,029,827
Investment in subsidiaries	13,032,564	377,176	104,597	(13,514,337)	—
Plant and equipment, net	181,998	—	2,598,782	—	2,780,780
Other assets	692,610	—	1,514,727	—	2,207,337

Total assets	$14,134,170	$377,176	$9,020,935	$(13,514,337)	$10,017,944

Current liabilities	$347,859	$4,082	$3,022,804	$—	$3,374,745
Intercompany payables (receivables)	8,424,631	72,779	(8,497,410)	—	—
Long-term debt	1,689,188	235,905	44,711	—	1,969,804
Other liabilities	549,462	—	826,478	—	1,375,940
Shareholders’ equity	3,123,030	64,410	13,624,352	(13,514,337)	3,297,455

Total liabilities and shareholders’ equity	$14,134,170	$377,176	$9,020,935	$(13,514,337)	$10,017,944

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended September 27, 2008
		Sysco	Other Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,877,429	$—	$9,877,429
Cost of sales	—	—	7,990,873	—	7,990,873

Gross margin	—	—	1,886,556	—	1,886,556
Operating expenses	49,815	33	1,331,956	—	1,381,804

Operating income	(49,815)	(33)	554,600	—	504,752
Interest expense (income)	124,320	2,520	(100,430)	—	26,410
Other income, net	(1,362)	—	(1,451)	—	(2,813)

Earnings (losses) before income taxes	(172,773)	(2,553)	656,481	—	481,155
Income tax (benefit) provision	(73,375)	(1,084)	278,800	—	204,341
Equity in earnings of subsidiaries	376,212	12,509	—	(388,721)	—

Net earnings	$276,814	$11,040	$377,681	$(388,721)	$276,814

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended September 29, 2007
		Sysco	Other Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,405,844	$—	$9,405,844
Cost of sales	—	—	7,614,702	—	7,614,702

Gross margin	—	—	1,791,142	—	1,791,142
Operating expenses	35,492	33	1,300,984	—	1,336,509

Operating income	(35,492)	(33)	490,158	—	454,633
Interest expense (income)	110,609	2,751	(86,989)	—	26,371
Other income, net	(823)	—	(2,209)	—	(3,032)

Earnings (losses) before income taxes	(145,278)	(2,784)	579,356	—	431,294
Income tax (benefit) provision	(55,369)	(1,061)	220,735	—	164,305
Equity in earnings of subsidiaries	356,898	6,343	—	(363,241)	—

Net earnings	$266,989	$4,620	$358,621	$(363,241)	$266,989

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended September 27, 2008
		Sysco	Other Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:
Operating activities	$(122,380)	$14,208	$171,542	$63,370
Investing activities	(13,777)	—	(79,270)	(93,047)
Financing activities	(173,853)	16	(828)	(174,665)
Effect of exchange rate on cash	—	—	(1,585)	(1,585)
Intercompany activity	55,714	(14,224)	(41,490)	—

Net decrease in cash	(254,296)	—	48,369	(205,927)
Cash at the beginning of the period	486,646	—	64,906	551,552

Cash at the end of the period	$232,350	$—	$113,275	$345,625

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended September 29, 2007
		Sysco	Other Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:
Operating activities	$(29,318)	$7,671	$213,413	$191,766
Investing activities	(22,188)	—	(131,860)	(154,048)
Financing activities	(49,857)	(7,885)	1,555	(56,187)
Effect of exchange rate on cash	—	—	751	751
Intercompany activity	94,136	214	(94,350)	—

Net decrease in cash	(7,227)	—	(10,491)	(17,718)
Cash at the beginning of the period	135,877	—	71,995	207,872

Cash at the end of the period	$128,650	$—	$61,504	$190,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion should be read in conjunction with our consolidated financial statements as of June 28, 2008, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.
Highlights
     Sales increased 5.0% in the first quarter of fiscal 2009 over the comparable prior year period. Inflation, as measured by product cost increases, was an estimated 8.3% during the first quarter of fiscal 2009 over the comparable prior year period. Our operating companies have continued to manage margins and expenses effectively in a challenging environment. In the first quarter of fiscal 2009, gross profit dollars increased 5.3% over the comparable prior year period, while operating expenses grew only 3.4%. Operating income increased to $504,752,000, or 5.1% of sales, an 11.0% increase over the comparable prior year period.
     Operating income for the first quarter of fiscal 2009 was negatively impacted by the combined effect of losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values, as compared to a gain in the first quarter of fiscal 2008, and higher net company-sponsored pension costs. The negative impact of these additional expenses was partially offset by lower share-based compensation expense and lower provisions related to multi-employer pension plans. In addition, fuel costs continued to increase in the first quarter of fiscal 2009, driven by higher fuel prices as compared to the first quarter of fiscal 2008. We largely offset the impact of these higher fuel costs through fuel usage reduction measures as well as fuel surcharges. We expect our fuel costs in the remainder of fiscal 2009 to continue to be greater than in fiscal 2008.
     Net earnings and diluted earnings per share increased 4.6% and 7.0%, respectively, over the prior year. The effective tax rate for the first quarter of fiscal 2009 was negatively impacted by the non-deductibility of the losses recorded on corporate-owned life insurance and the accrual for a previously unidentified tax contingency.
     We continued to experience a challenging economic environment in fiscal 2009. Our industry is experiencing various macro-economic pressures, including high fuel prices, high food prices and general economic conditions which are pressuring consumer disposable income. These factors restricted growth in fiscal 2008 and thus far into fiscal 2009. High food cost inflation, which we began to experience in the fourth quarter of fiscal 2007 and prevailed throughout fiscal 2008, increased in the first quarter of fiscal 2009. General economic conditions have continued to deteriorate and we have experienced a further softening of sales growth thus far in the second quarter of fiscal 2009.
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
Strategic Business Initiatives
     Sysco maintains strategic focus areas which aim to help us achieve our long-term vision of becoming the global leader of the efficient, multi-temperature food product value chain. The following areas, which are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, generally comprise the initiatives that are currently serving as the foundation of our efforts to ensure a sustainable future:
•	Sourcing and National Supply Chain;

•	Integrated Delivery;

•	Demand; and

•	Organizational Capabilities.
     We will continue to use our strategic business initiatives to leverage our market leadership position to continuously improve how we buy, handle and market products for our customers. Our primary focus is on growing and optimizing the core foodservice distribution business in North America; however, we will also continue to explore and identify opportunities to grow our global capabilities and stay abreast of international acquisition opportunities.
     As a part of our on going strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses.
Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sept. 27, 2008	Sept. 29, 2007
Sales	100.0%	100.0%
Cost of sales	80.9	81.0

Gross margin	19.1	19.0
Operating expenses	14.0	14.2

Operating income	5.1	4.8
Interest expense	0.3	0.3
Other income, net	(0.0)	(0.0)

Earnings before income taxes	4.8	4.5
Income taxes	2.0	1.7

Net earnings	2.8%	2.8%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period
Sales	5.0%
Cost of sales	4.9

Gross margin	5.3
Operating expenses	3.4

Operating income	11.0
Interest expense	0.2
Other income, net	(7.2)

Earnings before income taxes	11.6
Income taxes	24.4

Net earnings	3.7%

Basic earnings per share	4.6%
Diluted earnings per share	7.0

Average shares outstanding	(1.4)
Diluted shares outstanding	(1.8)
Sales
     Sales for the first quarter of fiscal 2009 were 5.0% greater than for the first quarter of fiscal 2008. Non-comparable acquisitions did not have a material impact on the overall sales growth rate for the first quarter of fiscal 2009.
     Product cost inflation and the resulting increase in selling prices was a significant contributor to sales growth in the first quarter of fiscal 2009. Estimated product cost increases, an internal measure of inflation, were approximately 8.3% during the first quarter of fiscal 2009, as compared to 5.9% during the first quarter of fiscal 2008.
     The rate of sales growth declined throughout fiscal 2008 and into fiscal 2009 from 8.5% in the first quarter of fiscal 2008 to 5.0% in the first quarter of fiscal 2009. We believe the current general economic conditions, which are placing pressure on consumer disposable income, are contributing to a decline in real volume growth in the foodservice market and, in turn, have contributed to a slow-down in our sales growth. General economic conditions have continued to deteriorate and we have experienced a further softening of sales growth thus far in the second quarter of fiscal 2009.
     We believe that our continued focus on the use of business reviews and business development activities, investment in customer contact personnel and the efforts of our marketing associates and sales support personnel are key drivers to strengthening customer relationships and growing sales with new and existing customers.
Operating Income
     Cost of sales primarily includes product costs, net of vendor consideration, as well as in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities.
     Operating income increased 11.0% in the first quarter of fiscal 2009 over the first quarter of fiscal 2008, increasing to 5.1% of sales. Operating income improvement is primarily due to effective management of margins in an inflationary environment and expense management. Gross margin dollars increased 5.3% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, and operating expenses increased 3.4% in the first quarter of fiscal 2009. We also believe our strategic business initiatives, which are generally long-term in nature, are contributing to operating income growth.
     Beginning in the fourth quarter of fiscal 2007, Sysco began experiencing product cost increases in numerous product categories. These increases persisted throughout fiscal 2008 at levels approximating 6.0% and rose even higher in the first quarter of fiscal 2009 to 8.3%. Generally, Sysco attempts to pass increased costs to its customers; however, because of contractual and competitive reasons, we are not able to pass along all of the product cost increases immediately. We believe that we have managed the inflationary environment well, as evidenced by gross margin dollars increasing at a rate greater than expense increases. We believe that prolonged periods of high inflation, such as the current rate, have a negative impact on our customers as high food costs and fuel costs can reduce consumer spending in the food-prepared-away-from home market. As a result, these factors may negatively impact our sales, gross margins and earnings.
     We believe the operating expense performance for the first quarter of fiscal 2009 of lower expense growth as compared to sales growth was accomplished by expense control initiatives, including lowering employee headcount and improving operating efficiencies. Operating expenses in the first quarter of fiscal 2009 were also negatively impacted by a net $20,873,000 in additional expenses as compared to the first quarter of fiscal 2008 from the combined impact of losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values and higher company-sponsored pension expenses, partially offset by lower share-based compensation expense and decreased provisions related to multi-employer pension plans. In addition, fuel costs increased during the first quarter of fiscal 2009.
     The carrying values of our corporate-owned life insurance policies are adjusted to their cash surrender values. The cash surrender values of these policies are largely based on the values of underlying investments, which include publicly traded securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. This resulted in a loss of $22,908,000 in the first quarter of fiscal 2009 and a gain of $7,093,000 in the first quarter of fiscal 2008. Financial markets have continued to decline in the second quarter, resulting in additional losses.
     Net company-sponsored pension costs in the first quarter of fiscal 2009 were $4,642,000 higher than in the first quarter of fiscal 2008, due primarily to the recognition of actuarial losses from lower returns on assets of the qualified pension plan during fiscal 2008, partially offset by a decrease in expense due to amendments to our Supplemental Executive Retirement Plan.
     Share-based compensation expense in the first quarter of fiscal 2009 was $4,360,000 less than in the first quarter of fiscal 2008. This decrease was due primarily to two factors. First, option grants in prior years were at greater levels than recent years, resulting in reduced compensation expense being recognized in fiscal 2009. Secondly, the Management Incentive Plan annual bonus awards have been modified beginning with fiscal 2009, to exclude the previous stock award component. As a result, the share-based compensation expense related to the stock award component of the incentive bonuses recorded in previous years was not incurred in the first quarter of fiscal 2009, and overall share-based based compensation expense was reduced as compared to the comparable prior year period. Beginning in fiscal 2010, we expect to replace the stock award component of the incentive bonuses with annual discretionary restricted stock grants subject to time-based vesting.
     In the first quarter of fiscal 2008, we recorded a provision of $9,410,000 related to additional amounts that we expected to be required to contribute to an underfunded multi-employer pension plan. No comparable expense was incurred in the first quarter of fiscal 2009.
     Sysco’s fuel costs increased by $27,984,000 in the first quarter of fiscal 2009 over the first quarter of fiscal 2008, primarily due to increased diesel prices. Sysco’s costs per gallon increased 60.1% in the first quarter of fiscal 2009 over the first quarter of fiscal 2008. Sysco’s activities to manage increased fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds, entering into forward fuel purchase commitments and using fuel surcharges. Fuel surcharges were approximately $23,000,000 higher in the first quarter of fiscal 2009 than in the first quarter of fiscal 2008 due to greater usage of these surcharges in fiscal 2009. Fuel surcharges are reflected within sales and gross margins.
     We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. In the first quarter of fiscal 2009, our forward purchase commitments resulted in an estimated $2,000,000 of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes. In the first quarter of fiscal 2008, our forward purchase commitments resulted in an estimated $14,000,000 of avoided fuel costs as the fixed price contracts were lower than market prices for the contracted volumes.
     As of September 27, 2008, we have forward diesel fuel commitments totaling approximately $180,000,000, which will lock in the price of approximately 65% of our fuel purchase needs for the remainder of fiscal 2009. These contracts are at fixed prices greater than both the prices incurred during same period last fiscal year and current market prices. If fuel prices continue at current levels, fuel costs for the first 26 weeks of fiscal 2009, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $40,000,000 to $50,000,000 as compared to the same period in fiscal 2008. Our estimate is based upon the prevailing market prices for diesel in mid-October 2008, the cost committed to in our forward fuel purchase agreements currently in place, which are at fixed prices in excess of current market prices, and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset this increase in fuel expense in fiscal 2009, including the extent of and continued use of fuel surcharges and overall expense management. We expect to recover a significant portion of the anticipated increase in fuel costs noted above through increased fuel surcharges.

Net Earnings
     Net earnings increased 3.7% in the first quarter of fiscal 2009 over the first quarter of fiscal 2008. The changes in net earnings for these periods were due primarily to the factors discussed above, as well as the impact of changes in income taxes, discussed below.
          The effective tax rate was 42.5% in the first quarter of fiscal 2009 and 38.1% in the first quarter of fiscal 2008. The effective tax rate for the first quarter of fiscal 2009 was negatively impacted by two items. First, the company recorded a tax adjustment to accrue for a previously unidentified tax contingency arising from a recent tax audit. This contingency is unrelated to the ongoing appeals process with the Internal Revenue Service (IRS) related to the taxability of the cooperative structure as discussed in “Liquidity and Capital Resources, Other Considerations.” Second, the loss of $22,908,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first quarter of fiscal 2009 is non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period.
     The effective tax rate for the first quarter of fiscal 2008 was positively impacted by the recognition of a tax benefit of approximately $7,700,000 resulting from a net operating tax loss deferred tax asset which arose due to an enacted state tax law. This decrease was partially offset by an increase in a tax provision for a foreign tax liability of approximately $3,000,000.
Earnings Per Share
     Basic earnings per share and diluted earnings per share increased 4.6% and 7.0%, respectively, in the first quarter of fiscal 2009 over the first quarter of fiscal 2008. These increases were primarily the result of factors discussed above, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding was primarily due to share repurchases. The net reduction in diluted shares outstanding was primarily due to share repurchases and an increase in the number of anti-dilutive options excluded from the diluted shares calculation.
Segment Results
     We have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). The accounting policies for the segments are the same as those disclosed by Sysco. Intersegment sales generally represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include certain centrally incurred costs for shared services that are charged to our segments. These centrally incurred costs are charged based upon the relative level of service used by each operating company consistent with how management views the performance of its operating segments.
     Prior to fiscal 2008, Sysco’s management evaluated performance of each of our operating segments based on its respective earnings before income taxes. This measure included an allocation of certain corporate expenses to each operating segment in addition to the centrally incurred costs for shared services that were charged to our segments. During fiscal 2008, Sysco’s management increased its focus on the performance of each of our operating segments based on its respective operating income results which excludes the allocation of additional corporate expenses. Beginning in the fourth quarter of 2008, the measure of profit/loss presented in segment reporting was changed to operating income to align with management’s focus. As a result, the segment reporting for fiscal 2008 in this document has been revised to conform to the current presentation. While a segment’s operating income may be impacted in the short term by increases or decreases in margins, expenses, or a combination thereof, each business segment is expected to increase its operating income at a greater rate than sales growth. This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Business Segment Information in Note 12:

	Operating Income as a
	Percentage of Sales
	13-Week Period
	Sept. 27, 2008	Sept. 29, 2007
Broadline	6.7%	6.1%
SYGMA	0.4	0.3
Other	3.2	3.5
     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase over the prior year and should be read in conjunction with Business Segment Information in Note 12:

	13-Week Period
		Operating
	Sales	Income
Broadline	4.9%	14.5%
SYGMA	8.2	59.2
Other	1.9	(6.8)
     The following table sets forth sales and operating income of each of our reportable segments, the other segment, intersegment sales and corporate expenses and consolidated adjustments, including certain centrally incurred costs for shared services that are charged to our segments of which intercompany amounts are eliminated upon consolidation, expressed as a percentage of the respective consolidated total and should be read in conjunction with Business Segment Information in Note 12:

	13-Week Period Ended
	Sept. 27, 2008		Sept. 29, 2007
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	79.7%	103.7%	79.8%	100.5%
SYGMA	12.4	0.9	12.1	0.6
Other	9.1	5.7	9.3	6.8
Intersegment sales	(1.2)	—	(1.2)	—
Corporate expenses and consolidated adjustments	—	(10.3)	—	(7.9)
Total	100.0%	100.0%	100.0%	100.0%
     Included in corporate expenses and consolidated adjustments, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;

•	Share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors; and

•	Corporate-level depreciation and amortization expense.
Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. In the first quarter of fiscal 2009, the Broadline operating results represent approximately 80% of Sysco’s overall sales and greater than 100% of Sysco’s overall operating income.

Sales
     Sales for the first quarter of fiscal 2009 were 4.9% greater than the first quarter of fiscal 2008. Non-comparable acquisitions did not have a material impact on the overall sales growth rate for the first quarter of fiscal 2009. Product cost inflation, which led to increases in selling prices, was the primary contributor to sales growth in the first quarter of fiscal 2009.
Operating Income
     The increase in operating income in the first quarter of fiscal 2009 over the first quarter of fiscal 2008 was primarily due to gross margin dollars increasing at a faster pace than expenses. We were able to manage our business effectively in the current inflationary environment by managing margins and improving operating efficiencies. Gross margin dollars increased 5.3% while operating expenses increased 1.3% in the first quarter of fiscal 2009 over the first quarter of fiscal 2008. The high cost of fuel also impacted our results. Fuel costs in the first quarter of fiscal 2009 were $20,703,000 higher than the first quarter of fiscal 2008. We attempt to mitigate increased fuel costs by reducing miles driven, improving fleet consumption by adjusting idling time and maximum speeds, entering into fixed price fuel purchase commitments and the use of fuel surcharges. Fuel surcharges were approximately $18,000,000 higher in the first quarter of fiscal 2009 over the first quarter of fiscal 2008 due to greater usage of these surcharges in fiscal 2009.
     In the first quarter of fiscal 2008, we recorded a provision of $9,410,000 related to additional amounts that were expected to be required to contribute to an underfunded multi-employer pension plan. No comparable expense was incurred in the first quarter of fiscal 2009.
SYGMA Segment
     SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.
Sales
     Sales for the first quarter of fiscal 2009 were 8.2% greater than the first quarter of fiscal 2008. Non-comparable acquisitions did not have an impact on the overall sales growth rate for the first quarter of fiscal 2009. Fiscal 2009 growth was generally due to product cost increases and sales to new customers. These increases were partially offset by lost sales due to the elimination of unprofitable business and lower case volumes due to difficult economic conditions impacting SYGMA’s customer base.
Operating Income
     Operating income in the first quarter of fiscal 2009 increased as compared to the first quarter of fiscal 2008. Gross margin dollars increased 7.0% while operating expenses increased 5.4% in the first quarter of fiscal 2009 over the first quarter of fiscal 2008. SYGMA also experienced increased fuel costs of $5,275,000 in the first quarter of fiscal 2009, although it was able to partially offset these costs through increases in the fees charged to customers including fuel surcharges and reducing expenses. Fuel surcharges were approximately $4,500,000 higher in the first quarter of fiscal 2009 over the first quarter of fiscal 2008. Expense reductions were accomplished by efficiencies from the consolidated regional office and distribution centers and by eliminating unprofitable business.
Other Segment
     “Other” financial information is attributable to our other operating segments, including our specialty produce, custom-cut meat and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under SFAS No. 131.
     Operating income decreased 6.8% for the first quarter of fiscal 2009 over the first quarter of fiscal 2008. The decrease in operating income was caused primarily by reduced sales and operating income in the custom-cut meat segment and reduced operating income in the specialty produce segment.

Liquidity and Capital Resources
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
     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets in the future, including issuances of debt securities under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements over at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. During the recent tightening of the credit markets, we have continued to maintain the highest credit rating available for commercial paper. Although our borrowing requirements during the first quarter of fiscal 2009 were modest, we believe that we will continue to access the commercial paper market effectively.
Operating Activities
     We generated $63,370,000 in cash flow from operations in the first quarter of fiscal 2009, as compared to $191,766,000 in the first quarter of fiscal 2008. This decrease in cash flow from operations was primarily due to accelerated funding for our company-sponsored pension plans and changes in accounts payable.
     Cash flow from operations in the first quarters of fiscal 2009 and fiscal 2008 was primarily due to net income in these periods, reduced by increases in inventory balances and accounts receivable balances, partially offset by an increase in accounts payable balances.
     The increases in accounts receivable balances were primarily due to change in customer mix and sales growth. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first quarter as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than our overall average. Inventory balances increased primarily due to product cost increases as well as an increase in volume related to sales growth. The accounts payable balances also increased due to inventory growth for each period. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.
     Cash flow from operations was negatively impacted by decreases in accrued expenses of $149,281,000 for the first quarter of fiscal 2009 and $131,699,000 for the first quarter of fiscal 2008. These decreases were primarily due to the payment of prior year annual incentive bonuses partially offset by accruals for current year incentives and to the payment of 401(k) matching contributions in the first quarter of each fiscal year.
     Other long-term liabilities and prepaid pension cost, net, decreased $34,507,000 during the first quarter of fiscal 2009 and increased $10,672,000 during the first quarter of fiscal 2008. The decrease in the first quarter of fiscal 2009 was primarily attributable to pension contributions to our company-sponsored plans. This decrease was partially offset by the recording of net company-sponsored pension costs, incentive compensation deferrals and increases to our liability for unrecognized tax benefits. The increase in the first quarter of fiscal 2008 is related to an increase in deferred compensation from incentive compensation deferrals of prior year annual incentive bonuses. This increase was partially offset by the recording of net company-sponsored pension costs and the timing of pension contributions to our company-sponsored plans. We recorded net company-sponsored pension costs of $21,102,000 and $16,460,000 in the first quarter of fiscal 2009 and fiscal 2008, respectively. Our contributions to our company-sponsored defined benefit plans were $83,881,000 and $22,585,000 during the first quarter of fiscal 2009 and fiscal 2008, respectively. Although contributions to our company-sponsored qualified pension plan are not required to meet ERISA minimum funding requirements, we made a voluntary contribution of $80,000,000 during the first quarter of fiscal 2009, and do not currently expect to make any further contributions this fiscal year.
Financing Activities
     During the first quarter of fiscal 2009, a total of 3,626,200 shares were repurchased at a cost of $118,389,000 as compared to 5,782,700 shares at a cost of $189,484,000 for the first quarter of fiscal 2008. An additional 2,625,000 shares were repurchased at a cost of $72,145,000 through October 25, 2008, resulting in a remaining authorization by our Board of Directors to repurchase up to 20,086,600 shares, based on the trades made through that date.
     Dividends paid in the first quarter of fiscal 2009 were $132,383,000, or $0.22 per share, as compared to $116,339,000, or $0.19 per share, in the first quarter of fiscal 2008. In September 2008, we declared our regular quarterly dividend for the second quarter of fiscal 2009 of $0.22 per share, which was paid in October 2008.

     As of September 27, 2008, we had uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which none was outstanding at September 27, 2008. Such borrowings totaled $7,575,000 as of October 25, 2008.
     As of September 27, 2008, there were no commercial paper issuances outstanding. Such borrowings were $33,996,000 as of October 25, 2008. During the 13-week period ended September 27, 2008, commercial paper issuances and short-term bank borrowings ranged from zero to approximately $105,294,000.
     The long-term debt to capitalization ratio was 36.1% at September 27, 2008. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
Other Considerations
Multi-Employer Pension Plans
     As discussed in Note 11, Commitments and Contingencies, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, our share of withdrawal liability on most of the multi-employer plans we participate in, some of which appear to be underfunded, was estimated to be $90,000,000 based on a voluntary withdrawal. Because we are not provided the information by the plan administrators on a timely basis and we expect that many multi-employer pension plans’ assets have declined due to recent stock market performance, we believe our share of the withdrawal liability could be greater. The current estimate of the withdrawal liability is lower than the $140,000,000 disclosed as of June 28, 2008, primarily due to our withdrawal during the first quarter of fiscal 2009 from a multi-employer pension plan as discussed below.
     Required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, the Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We believe that any unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items. As of September 27, 2008, we have approximately $22,000,000 in liabilities recorded in total related to certain underfunded multi-employer defined benefit plans for which voluntary withdrawal is probable.
     During fiscal 2008, we obtained information that a multi-employer pension plan we participated in failed to satisfy minimum funding requirements for certain periods and believed it was probable that additional funding would be required as well as the payment of excise tax. As a result, during fiscal 2008, we recorded a liability of approximately $16,500,000 related to our share of the minimum funding requirements and related excise tax for these periods. During the first quarter of fiscal 2009, we effectively withdrew from this multi-employer pension plan in an effort to secure benefits for our employees that were members of the plan and to manage our exposure to this under-funded plan. We agreed to pay $15,000,000 to the plan, which included the minimum funding requirements. In connection with this withdrawal agreement, we merged active participants from this plan into Sysco’s company-sponsored Retirement Plan and assumed approximately $30,000,000 in liabilities. The payment to the plan was made in the early part of the second quarter of fiscal 2009. If this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, prior to September 2010, we may have additional liability. We do not currently believe a mass withdrawal from this plan is probable.
BSCC Cooperative Structure
     Our affiliate, BSCC, is a cooperative taxed under subchapter T of the United States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods. In that event, we would be liable for interest on such amounts. As of September 27, 2008, Sysco has recorded deferred income tax liabilities of $616,082,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $310,000,000 to $340,000,000, prior to federal and state income tax benefit, as of September 27, 2008. Sysco calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS, and while management believes it is probable we will prevail, we concluded the measurement model of FIN 48 required us to provide an accrual for a portion of the interest exposure. If a taxing authority requires us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, we may be required to raise additional capital through debt financing or we may have to forego share repurchases or defer planned capital expenditures or a combination of these items.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Sysco’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our Annual Report on Form 10-K for the year ended June 28, 2008.
Accounting Changes
     As of June 29, 2008, we adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value under generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. The adoption did not have a material impact on our financial statements. Due to the issuance of FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” SFAS 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. We are continuing to evaluate the impact of adopting these provisions in fiscal 2010.
     As of June 30, 2007, we early-adopted the measurement date provision of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). The measurement date provision requires employers to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. As a result, beginning in fiscal 2008, the measurement date for our defined benefit and other postretirement plans returned to correspond with our fiscal year-end rather than the May 31st measurement date previously used. We performed measurements as of May 31, 2007 and June 30, 2007 of our plan assets and benefit obligations. We recorded a charge to beginning retained earnings on July 1, 2007 of $3,572,000, net of tax, for the impact of the cumulative difference in our company-sponsored pension expense between the two measurement dates. We also recorded a benefit to beginning accumulated other comprehensive income (loss) on July 1, 2007 of $22,780,000, net of tax, for the impact of the difference in our balance sheet recognition provision between the two measurement dates.
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
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business;

•	expense trends;

•	anticipated multi-employer pension related liabilities and contributions to various multi-employer pension plans;

•	the outcome of ongoing tax audits;

•	the impact of ongoing legal proceedings;

•	continued competitive advantages and positive results from strategic business initiatives;

•	anticipated company-sponsored pension plan liabilities;

•	the expected impact of option expensing, which is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding;

•	anticipated share repurchases; and

•	Sysco’s ability to meet future cash requirements and remain profitable.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, including:
•	risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including inflation, the current economic environment, increased fuel costs and consumer spending;

•	Sysco’s leverage and debt risks, capital and borrowing needs and changes in interest rates;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	the risk that the IRS will disagree with our tax positions and seek to impose interest or penalties;

•	the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent;

•	that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans or that the Pension Protection Act could require that we make additional pension contributions;

•	the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	difficulties in successfully operating in international markets that have political, economic, regulatory and cultural environments different from those in the U.S. and Canada;

•	the effect of competition on us and our customers;

•	the ultimate outcome of litigation;

•	the potential impact of product liability claims and adverse publicity related to food-borne illnesses;

•	labor issues, including the renegotiation of union contracts;

•	management’s allocation of capital and the timing of capital expenditures;

•	risks relating to the successful completion and operation of the national supply chain project including our redistribution centers (RDCs);

•	internal factors, such as the ability to increase efficiencies, control expenses and successfully execute growth strategies;

•	significant variances between the assumptions used for the estimated impact of option expensing and actual results; and

•	with respect to share repurchases, market prices for the company’s securities and management’s decision to utilize capital for other purposes.
     For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.
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
     At September 27, 2008, we had no commercial paper issuances outstanding. Our long-term debt obligations at September 27, 2008 were $1,979,322,000, of which approximately 99% were at fixed rates of interest.

     From time to time, we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of September 27, 2008, outstanding forward diesel fuel purchase commitments total approximately $180,000,000, which will lock in the price on approximately 65% of our fuel purchases through the remainder of fiscal 2009. These contracts were entered into at prevailing rates from mid-July through mid-August 2008. As a result, these contracts are at fixed prices greater than both the prices incurred during the same period last fiscal year and current market prices.
     If fuel prices continue at current levels, fuel costs for the first 26 weeks of fiscal 2009, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $40,000,000 to $50,000,000 as compared to the same period in fiscal 2008. Our estimate is based upon the prevailing market prices for diesel in mid-October 2008, the cost committed to in our forward fuel purchase agreements currently in place, which are at fixed prices in excess of current market prices, and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.
Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2008, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of Sysco when ultimately concluded.
Item 1A. Risk Factors
     The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 28, 2008, which could materially impact our business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known by the company or that are currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the first quarter of fiscal 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price Paid	of Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased (1)	per Share	Plans or Programs	Programs
Month #1	14,305	28.05	—	6,337,800
June 29 — July 26
Month #2	714,855	31.81	625,000	5,712,800
July 27 — August 23
Month #3	3,045,414	32.81	3,001,200	22,711,600
August 24 — September 27

Total	3,774,574	32.60	3,626,200	22,711,600

(1)	The total number of shares purchased includes 14,305, 89,855 and 44,214 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced programs described below.
     On July 18, 2007, we announced that the Board of Directors approved the repurchase of 20,000,000 shares. On September 22, 2008, we announced that the Board of Directors approved the repurchase of an additional 20,000,000 shares. Pursuant to these repurchase programs, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.
     In July 2004, the Board of Directors authorized us to enter into agreements from time to time to extend our ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.
     An additional 2,625,000 shares were repurchased at a cost of $72,145,000 through October 25, 2008, resulting in a remaining authorization by our Board of Directors to repurchase up to 20,086,600 shares, based on the trades made through that date.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None
Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.8	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1#	—	First Amendment to the Fiscal Year 2008 Mid-Term Incentive Program dated September 11, 2008 (the Program was originally included in the Form of Performance Unit Grant Agreement issued to executive officers effective September 28, 2007, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 29, 2007).

10.2#	—	Form of Performance Unit Grant Agreement issued to executive officers effective October 16, 2008, under the 2004 Cash Performance Unit Plan.

15.1#	—	Report from Ernst & Young dated November 3, 2008, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)
By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board and Chief Executive Officer

Date: November 4, 2008

By	/s/ WILLIAM J. DELANEY
William J. DeLaney
Executive Vice President and Chief Financial Officer

Date: November 4, 2008

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Vice President, Controller and Chief Accounting Officer

Date: November 4, 2008

EXHIBIT INDEX
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.8	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1#	—	First Amendment to the Fiscal Year 2008 Mid-Term Incentive Program dated September 11, 2008 (the Program was originally included in the Form of Performance Unit Grant Agreement issued to executive officers effective September 28, 2007, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 29, 2007).

10.2#	—	Form of Performance Unit Grant Agreement issued to executive officers effective October 16, 2008, under the 2004 Cash Performance Unit Plan.

15.1#	—	Report from Ernst & Young dated November 3, 2008, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith