Form 10-Q
period 2008-12-27
SYSCO CORP
filed 2009-02-03
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     589,218,845 shares of common stock were outstanding as of January 24, 2009.

Page No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits	31

Signatures	33
EX-10.1
EX-10.2
EX-10.4
EX-10.5
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
     Item 1. Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	Dec. 27, 2008	June 28, 2008	Dec. 29, 2007
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$373,074	$551,552	$168,786
Accounts and notes receivable, less allowances of $67,400, $31,730 and $54,541	2,623,509	2,723,189	2,754,339
Inventories	1,862,187	1,836,478	1,896,557
Prepaid expenses and other current assets	60,938	63,814	64,798

Total current assets	4,919,708	5,175,033	4,884,480
Plant and equipment at cost, less depreciation	2,890,641	2,889,790	2,841,229
Other assets
Goodwill	1,384,790	1,413,224	1,408,061
Intangibles, less amortization	78,976	87,528	91,329
Restricted cash	93,541	92,587	95,511
Prepaid pension cost	249,840	215,159	403,064
Other assets	193,926	208,972	229,153

Total other assets	2,001,073	2,017,470	2,227,118

Total assets	$9,811,422	$10,082,293	$9,952,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$—	$4,500
Accounts payable	1,707,331	2,048,759	2,000,419
Accrued expenses	806,055	917,892	773,216
Accrued income taxes	538,790	11,665	264,863
Deferred taxes	234,286	516,131	222,629
Current maturities of long-term debt	6,747	4,896	3,056

Total current liabilities	3,293,209	3,499,343	3,268,683
Other liabilities
Long-term debt	1,972,612	1,975,435	2,135,547
Deferred taxes	539,534	540,330	567,235
Other long-term liabilities	712,055	658,199	651,299

Total other liabilities	3,224,201	3,173,964	3,354,081
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	750,843	712,208	684,091
Retained earnings	6,281,575	6,041,429	5,731,024

Accumulated other comprehensive (loss) income	(197,287)	(68,768)	71,765
Treasury stock, 173,746,062, 163,942,358 and 160,126,587 shares	(4,306,294)	(4,041,058)	(3,921,992)

Total shareholders’ equity	3,294,012	3,408,986	3,330,063

Total liabilities and shareholders’ equity	$9,811,422	$10,082,293	$9,952,827

Note: The June 28, 2008 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	26-Week Period Ended		13-Week Period Ended
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Sales	$19,027,232	$18,645,349	$9,149,803	$9,239,505
Cost of sales	15,390,563	15,086,427	7,399,690	7,471,725

Gross margin	3,636,669	3,558,922	1,750,113	1,767,780
Operating expenses	2,710,053	2,655,277	1,328,249	1,318,768

Operating income	926,616	903,645	421,864	449,012
Interest expense	54,810	55,286	28,400	28,915
Other income, net	(8,036)	(11,375)	(5,223)	(8,343)

Earnings before income taxes	879,842	859,734	398,687	428,440
Income taxes	365,374	328,597	161,033	164,292

Net earnings	$514,468	$531,137	$237,654	$264,148

Net earnings:
Basic earnings per share	$0.86	$0.87	$0.40	$0.43
Diluted earnings per share	0.86	0.86	0.40	0.43

Average shares outstanding	599,903,629	609,489,326	597,549,831	608,169,202
Diluted shares outstanding	601,100,591	615,893,115	598,233,384	614,620,234

Dividends declared per common share	$0.46	$0.41	$0.24	$0.22
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	26-Week Period Ended		13-Week Period Ended
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Net earnings	$514,468	$531,137	$237,654	$264,148

Other comprehensive income, net of tax:

Foreign currency translation adjustment	(118,701)	49,896	(104,574)	8,971
Amortization of cash flow hedge	214	213	107	107
Amortization of unrecognized prior service cost	961	1,888	730	945
Amortization of unrecognized actuarial losses (gains), net	5,411	1,002	2,705	501
Amortization of unrecognized transition obligation	46	47	23	23
Pension liability assumption	(16,450)	—	2,030	—

Total other comprehensive (loss) income	(128,519)	53,046	(98,979)	10,547

Comprehensive income	$385,949	$584,183	$138,675	$274,695

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	26-Week Period Ended
	Dec. 27, 2008	Dec. 29, 2007
Cash flows from operating activities:
Net earnings	$514,468	$531,137
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	35,129	43,118
Depreciation and amortization	190,609	180,640
Deferred tax provision	337,453	301,276
Provision for losses on receivables	30,652	16,087
(Gain) on sale of assets	(112)	(653)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
Decrease (increase) in receivables	26,769	(136,544)
(Increase) in inventories	(57,859)	(166,259)
Decrease in prepaid expenses and other current assets	2,144	58,939
(Decrease) increase in accounts payable	(301,018)	1,277
(Decrease) in accrued expenses	(149,811)	(165,581)
(Decrease) in accrued income taxes	(68,877)	(260,725)
Decrease (increase) in other assets	2,087	(8,019)
Increase in other long-term liabilities and prepaid pension cost, net	2,889	9,240
Excess tax benefits from share-based compensation arrangements	(2,774)	(3,029)

Net cash provided by operating activities	561,749	400,904

Cash flows from investing activities:
Additions to plant and equipment	(178,596)	(277,552)
Proceeds from sales of plant and equipment	2,077	4,711
Acquisition of businesses, net of cash acquired	(16,277)	(34,729)
(Increase) decrease in restricted cash	(954)	1,418

Net cash used for investing activities	(193,750)	(306,152)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	—	361,954
Other debt borrowings	9,316	3,340
Other debt repayments	(5,610)	(4,303)
Debt issuance costs	—	(7)
Common stock reissued from treasury	85,628	84,352
Treasury stock purchases	(358,751)	(352,832)
Dividends paid	(264,687)	(232,130)
Excess tax benefits from share-based compensation arrangements	2,774	3,029

Net cash used for financing activities	(531,330)	(136,597)

Effect of exchange rates on cash	(15,147)	2,759

Net decrease in cash and cash equivalents	(178,478)	(39,086)
Cash and cash equivalents at beginning of period	551,552	207,872

Cash and cash equivalents at end of period	$373,074	$168,786

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55,577	$55,670
Income taxes	73,830	277,455
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

3. NEW ACCOUNTING STANDARDS
FSP 132(R)-1
     In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132(R)) to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This standard will be effective for Sysco in fiscal 2010, although early application of the standard is permitted. Upon initial application, the information required by FSP 132(R)-1 is not required for earlier periods that are presented for comparative purposes. The company is currently evaluating the impact the adoption of FSP 132(R)-1 will have on its financial statement disclosures.
4. FAIR VALUE MEASUREMENTS
     Cash equivalents include time deposits, certificates of deposit, short-term investments and all highly liquid instruments with original maturities of three months or less. The fair values of cash equivalents reflected in the consolidated balance sheets were $207,729,000, $341,958,000 and zero at December 27, 2008, June 28, 2008 and December 29, 2007, respectively. Pursuant to SFAS 157, the fair value of the company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of these dates, the company held no other assets or liabilities requiring fair value measurement or disclosure.
5. RESTRICTED CASH
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
     A summary of restricted cash balances appears below:

	Dec. 27, 2008	June 28, 2008	Dec. 29, 2007
Funds deposited in insurance trusts	$93,541,000	$92,587,000	$91,511,000
Escrow funds related to acquisitions	—	—	4,000,000

Total	$93,541,000	$92,587,000	$95,511,000

6. DEBT
     As of December 27, 2008, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $145,000,000, of which none was outstanding.
     As of December 27, 2008, there were no commercial paper issuances outstanding.
     During the 26-week period ended December 27, 2008, the aggregate of commercial paper issuances and short-term bank borrowings ranged from zero to approximately $118,976,000.

7. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 26-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Service cost	$40,387,000	$45,284,000	$245,000	$242,000
Interest cost	56,606,000	50,609,000	312,000	285,000
Expected return on plan assets	(63,711,000)	(67,672,000)	—	—
Amortization of prior service cost	1,494,000	2,992,000	65,000	72,000
Recognized net actuarial loss (gain)	8,863,000	1,705,000	(79,000)	(78,000)
Amortization of transition obligation	—	—	76,000	76,000

Net periodic benefit cost	$43,639,000	$32,918,000	$619,000	$597,000

     The components of net company-sponsored benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Service cost	$20,256,000	$22,642,000	$123,000	$121,000
Interest cost	28,555,000	25,304,000	156,000	143,000
Expected return on plan assets	(31,856,000)	(33,836,000)	—	—
Amortization of prior service cost	1,151,000	1,496,000	33,000	36,000
Recognized net actuarial loss (gain)	4,431,000	853,000	(40,000)	(39,000)
Amortization of transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$22,537,000	$16,459,000	$310,000	$299,000

     Sysco’s contributions to its company-sponsored defined benefit plans were $87,394,000 and $45,648,000 during the 26-week periods ended December 27, 2008 and December 29, 2007, respectively.
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
     During the first quarter of fiscal 2009, the company merged active participants from an under-funded multi-employer pension plan into its Retirement Plan and assumed $26,704,000 of liabilities as part of its withdrawal agreement from this plan. These liabilities are due to the assumption of prior service costs related to the active participants and their accrued benefits which were previously included in this multi-employer plan. This resulted in a charge of $16,450,000 to other comprehensive loss, net of tax, in the first 26 weeks of fiscal 2009. See further discussion of this withdrawal under Multi-Employer Pension Plans in Note 12, Commitments and Contingencies.

8. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	26-Week Period Ended		13-Week Period Ended
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Numerator:
Net earnings	$514,568,000	$531,137,000	$237,654,000	$264,148,000

Denominator:

Weighted-average basic shares outstanding	599,903,629	609,489,326	597,549,831	608,169,202
Dilutive effect of employee and director stock options	1,196,962	6,403,789	683,553	6,451,032

Weighted-average diluted shares outstanding	601,100,591	615,893,115	598,233,384	614,620,234

Basic earnings per share:	$0.86	$0.87	$0.40	$0.43

Diluted earnings per share:	$0.86	$0.86	$0.40	$0.43

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 61,300,000 and 16,500,000 for the first 26 weeks of fiscal 2009 and 2008, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 63,000,000 and 16,000,000 for the second quarter of fiscal 2009 and 2008, respectively.
9. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans. Sysco also previously provided share-based compensation under its Management Incentive Plans.
Stock Incentive Plans
     In the first 26 weeks of fiscal 2009 and fiscal 2008, options to purchase 7,767,750 and 6,415,800 shares, respectively, were granted to employees from the 2007 Stock Incentive Plan.
     The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 26 weeks of fiscal 2009 and fiscal 2008 was $5.91 and $6.50, respectively.
     In the first 26 weeks of fiscal 2009 and fiscal 2008, 65,631 and 47,920 shares, respectively, of restricted stock were granted to non-employee directors from the 2005 Non-Employee Directors Stock Plan.
Employees’ Stock Purchase Plan
     Shares of Sysco common stock purchased by plan participants under the Sysco Employees’ Stock Purchase Plan during the first 26 weeks of fiscal 2009 and 2008 were 924,839 and 833,605 respectively.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.36 and $5.14 during the first 26 weeks of fiscal 2009 and 2008, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.

Management Incentive Compensation
     A total of 672,087 shares and 588,143 shares at a fair value per share of $28.22 and $32.99, respectively, were issued pursuant to the Management Incentive Plan in the first quarter of fiscal 2009 and fiscal 2008, respectively, for bonuses earned in the preceding fiscal years.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $35,129,000 and $43,118,000 for the first 26 weeks of fiscal 2009 and fiscal 2008, respectively.
     As of December 27, 2008, there was $82,708,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.21 years.
10. INCOME TAXES
     The effective tax rate for the first 26 weeks of fiscal 2009 was 41.5%, an increase from the effective tax rate of 38.2% for the first 26 weeks of fiscal 2008. The effective tax rate for the first 26 weeks of fiscal 2009 was negatively impacted by two items. First, the carrying values of the company’s corporate-owned life insurance policies are adjusted to their cash surrender values. The loss of $54,604,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first 26 weeks of fiscal 2009 is non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period. Second, the company recorded a tax adjustment to accrue for a previously unidentified tax contingency arising from a recent tax audit. The effective tax rate for the first 26 weeks of fiscal 2009 was positively impacted by a decrease in a tax provision for a foreign tax liability of approximately $6,600,000 resulting from changes in exchange rates.
     The effective tax rate for the first 26 weeks of fiscal 2008 was positively impacted by the recognition of a tax benefit of approximately $7,700,000 resulting from a net operating tax loss deferred tax asset which arose due to an enacted state tax law and a decrease in a tax provision for a foreign tax liability of approximately $1,600,000, primarily due to a reduction in future tax rates.
     The effective rate for the second quarter of fiscal 2009 was 40.4%, an increase from the effective tax rate of 38.3% for the second quarter of fiscal 2008. The effective tax rate for the second quarter of fiscal 2009 was negatively impacted by the loss of $31,696,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the second quarter of fiscal 2009. The effective tax rate for second quarter of fiscal 2009 was positively impacted by a decrease in a tax provision for a foreign tax liability of approximately $5,700,000 resulting from changes in exchange rates.
     As of December 27, 2008, the gross amount of unrecognized tax benefits was $103,479,000 and the gross amount of accrued interest liabilities was $146,598,000. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.
     Reflected in the changes in the net deferred tax liability and accrued income tax balances from June 28, 2008 to December 27, 2008 is the reclassification of deferred tax liabilities to accrued income taxes related to supply chain distributions. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.
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

11. ACQUISITIONS
     During the first 26 weeks of fiscal 2009, in the aggregate, the company paid cash of $16,277,000 for an acquisition made during fiscal 2009 and for contingent consideration related to operations acquired in previous fiscal years. The fiscal 2009 acquisition was immaterial to the consolidated financial statements.
     Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of December 27, 2008 included $43,922,000 in cash which, if distributed, could result in the recording of additional goodwill.
12. COMMITMENTS AND CONTINGENCIES
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
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the most recent information available from plan administrators, Sysco’s share of withdrawal liability on most of the multi-employer plans it participates in, some of which appear to be under-funded, was estimated to be $75,000,000 based on a voluntary withdrawal. The current estimate of the withdrawal liability is lower than the $140,000,000 disclosed as of June 28, 2008, primarily due to the company’s withdrawal during the first 26 weeks of fiscal 2009 from two multi-employer pension plans as discussed below. Because the company is not provided the information by the plan administrators on a timely basis and the company expects that many multi-employer pension plans’ assets have declined due to recent stock market performance, Sysco believes its share of the withdrawal liability could be greater. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of December 27, 2008, Sysco had approximately $17,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which voluntary withdrawal is probable or has already occurred.
     During the second quarter of fiscal 2009, the union members of one of the company’s subsidiaries voted to withdraw from the union’s multi-employer pension plan and join Sysco’s company-sponsored Retirement Plan. This action triggered a partial withdrawal from the multi-employer pension plan. As a result, during the second quarter of fiscal 2009, Sysco recorded a withdrawal liability of approximately $9,600,000 related to this plan.

     During fiscal 2008, the company obtained information that a multi-employer pension plan it participated in failed to satisfy minimum funding requirements for certain periods and concluded that it was probable that additional funding would be required as well as the payment of excise tax. As a result, during fiscal 2008, Sysco recorded a liability of approximately $16,500,000 related to its share of the minimum funding requirements and related excise tax for these periods. During the first quarter of fiscal 2009, Sysco effectively withdrew from this multi-employer pension plan in an effort to secure benefits for Sysco’s employees that were participants in the plan and to manage the company’s exposure to this under-funded plan. Sysco agreed to pay $15,000,000 to the plan, which included the minimum funding requirements. In connection with this withdrawal agreement, Sysco merged participants from this plan into its company-sponsored Retirement Plan and assumed $26,704,000 in liabilities. The payment to the plan was made in the early part of the second quarter of fiscal 2009. If this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, prior to September 2010, the company could have additional liability. The company does not currently believe a mass withdrawal from this plan is probable.
     During the fourth quarter of fiscal 2008, the union members of one of the company’s subsidiaries voted to decertify from their union. This action triggered a partial withdrawal from the multi-employer pension plan that covered these union members. As a result, Sysco recorded a withdrawal liability of approximately $5,800,000 related to this plan.
BSCC Cooperative Structure
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code. Sysco believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, Sysco could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods. In that event, Sysco would be liable for interest on such amounts. As of December 27, 2008, Sysco has recorded deferred income tax liabilities of $785,464,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, Sysco estimates that in addition to making a current payment for amounts previously deferred, as discussed above, the company may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $330,000,000 to $360,000,000, prior to federal and state income tax benefit, as of December 27, 2008. Sysco calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of the company’s 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. The company is vigorously protesting these adjustments. The company has reviewed the merits of the issues raised by the IRS and, while management believes it is probable the company will prevail, the company concluded the measurement model of FIN 48 (adopted in fiscal 2008) required an accrual for a portion of the interest exposure.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of December 27, 2008, outstanding forward diesel fuel purchase commitments totaled approximately $134,000,000 at a fixed price through the end of August 2009.
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
     The accounting policies for the segments are the same as those disclosed by Sysco. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include certain centrally incurred costs for shared services that are charged to our segments. These centrally incurred costs are charged based upon the relative level of service used by each operating company consistent with how Sysco’s management views the performance of its operating segments. Prior to fiscal 2008, Sysco’s management evaluated performance of each of its operating segments based on its respective earnings before income taxes. This measure included an allocation of certain corporate expenses to each operating segment in addition to the centrally incurred costs for shared services that were charged to its segments. During fiscal 2008, Sysco’s management increased its focus on the results of each of its operating segments based on its respective operating income performance, which excludes the allocation of additional corporate expenses. Beginning in the fourth quarter of 2008, the measure of profit/loss presented in segment reporting was changed to operating income to align with management’s focus. As a result, the segment reporting for fiscal 2008 in this document has been revised to conform to the current presentation.
     Included in corporate expenses and consolidated adjustments, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;

•	Share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors; and

•	Corporate-level depreciation and amortization expense.
     The following table sets forth certain financial information for Sysco’s business segments:

	26-Week Period Ended		13-Week Period Ended
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Sales (in thousands):
Broadline	$15,077,939	$14,847,917	$7,205,372	$7,341,810
SYGMA	2,460,809	2,233,033	1,232,574	1,098,326
Other	1,726,797	1,799,940	831,057	921,086
Intersegment sales	(238,313)	(235,541)	(119,200)	(121,717)

Total	$19,027,232	$18,645,349	$9,149,803	$9,239,505

	26-Week Period Ended		13-Week Period Ended
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Operating income (in thousands):
Broadline	$995,124	$926,428	$471,714	$469,446
SYGMA	14,342	4,740	9,721	1,838
Other	60,455	65,755	31,691	34,894

Total segments	1,069,921	996,923	513,126	506,178
Corporate expenses and consolidated adjustments	(143,305)	(93,278)	(91,262)	(57,166)

Total operating income	926,616	903,645	421,864	449,012

Interest expense	54,810	55,286	28,400	28,915
Other income, net	(8,036)	(11,375)	(5,223)	(8,343)

Earnings before income taxes	$879,842	$859,734	$398,687	$428,440

	Dec. 27, 2008	June 28, 2008	Dec. 29, 2007
Assets (in thousands):
Broadline	$5,869,963	$5,880,738	$5,919,884
SYGMA	400,900	414,044	409,156
Other	963,867	1,005,740	1,003,650

Total segments	7,234,730	7,300,522	7,332,690
Corporate	2,576,692	2,781,771	2,620,137

Total	$9,811,422	$10,082,293	$9,952,827

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

		Condensed Consolidating Balance Sheet
	December 27, 2008
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Current assets	$319,989	$—	$4,599,719	$—	$4,919,708
Investment in subsidiaries	14,950,323	370,726	180,621	(15,501,670)	—
Plant and equipment, net	249,677	—	2,640,964	—	2,890,641
Other assets	575,876	914	1,424,283	—	2,001,073

Total assets	$16,095,865	$371,640	$8,845,587	$(15,501,670)	$9,811,422

Current liabilities	$423,587	$556	$2,869,066	$—	$3,293,209
Intercompany payables (receivables)	10,202,526	42,659	(10,245,185)	—	—
Long-term debt	1,728,390	199,784	44,438	—	1,972,612
Other liabilities	492,665	—	758,924	—	1,251,589
Shareholders’ equity	3,248,697	128,641	15,418,344	(15,501,670)	3,294,012

Total liabilities and shareholders’ equity	$16,095,865	$371,640	$8,845,587	$(15,501,670)	$9,811,422

		Condensed Consolidating Balance Sheet
	June 28, 2008
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Current assets	$526,109	$—	$4,648,924	$—	$5,175,033
Investment in subsidiaries	14,202,506	398,065	118,041	(14,718,612)	—
Plant and equipment, net	202,778	—	2,687,012	—	2,889,790
Other assets	593,699	1,262	1,422,509	—	2,017,470

Total assets	$15,525,092	$399,327	$8,876,486	$(14,718,612)	$10,082,293

Current liabilities	$412,042	$986	$3,086,315	$—	$3,499,343
Intercompany payables (receivables)	9,670,465	100,027	(9,770,492)	—	—
Long-term debt	1,729,401	199,752	46,282	—	1,975,435
Other liabilities	468,213	—	730,316	—	1,198,529
Shareholders’ equity	3,244,971	98,562	14,784,065	(14,718,612)	3,408,986

Total liabilities and shareholders’ equity	$15,525,092	$399,327	$8,876,486	$(14,718,612)	$10,082,293

		Condensed Consolidating Balance Sheet
	December 29, 2007
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Current assets	$161,933	$—	$4,722,547	$—	$4,884,480
Investment in subsidiaries	13,408,552	388,751	102,030	(13,899,333)	—
Plant and equipment, net	205,278	—	2,635,951	—	2,841,229
Other assets	698,086	1,463	1,527,569	—	2,227,118

Total assets	$14,473,849	$390,214	$8,988,097	$(13,899,333)	$9,952,827

Current liabilities	$321,830	$932	$2,945,921	$—	$3,268,683
Intercompany payables (receivables)	8,574,425	98,257	(8,672,682)	—	—
Long-term debt	1,877,939	213,997	43,611	—	2,135,547
Other liabilities	552,989	—	665,545	—	1,218,534
Shareholders’ equity	3,146,666	77,028	14,005,702	(13,899,333)	3,330,063

Total liabilities and shareholders’ equity	$14,473,849	$390,214	$8,988,097	$(13,899,333)	$9,952,827

		Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 27, 2008
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Sales	$—	$—	$19,027,232	$—	$19,027,232
Cost of sales	—	—	15,390,563	—	15,390,563

Gross margin	—	—	3,636,669	—	3,636,669
Operating expenses	140,605	59	2,569,389	—	2,710,053

Operating income	(140,605)	(59)	1,067,280	—	926,616
Interest expense (income)	250,124	5,814	(201,128)	—	54,810
Other income, net	(2,092)	—	(5,944)	—	(8,036)

Earnings (losses) before income taxes	(388,637)	(5,873)	1,274,352	—	879,842
Income tax (benefit) provision	(161,390)	(2,439)	529,203	—	365,374
Equity in earnings of subsidiaries	741,715	27,413	—	(769,128)	—

Net earnings	$514,468	$23,979	$745,149	$(769,128)	$514,468

		Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 29, 2007
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Sales	$—	$—	$18,645,349	$—	$18,645,349
Cost of sales	—	—	15,086,427		15,086,427

Gross margin	—	—	3,558,922	—	3,558,922
Operating expenses	97,959	74	2,557,244		2,655,277

Operating income	(97,959)	(74)	1,001,678	—	903,645
Interest expense (income)	224,082	5,958	(174,754)	—	55,286
Other income, net	(5,433)	—	(5,942)	—	(11,375)

Earnings (losses) before income taxes	(316,608)	(6,032)	1,182,374	—	859,734
Income tax (benefit) provision	(121,010)	(2,305)	451,912	—	328,597
Equity in earnings of subsidiaries	726,735	14,865	—	(741,600)	—

Net earnings	$531,137	$11,138	$730,462	$(741,600)	$531,137

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended December 27, 2008
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Sales	$—	$—	$9,149,803	$—	$9,149,803
Cost of sales	—	—	7,399,690	—	7,399,690

Gross margin	—	—	1,750,113	—	1,750,113
Operating expenses	90,790	26	1,237,433	—	1,328,249

Operating income	(90,790)	(26)	512,680	—	421,864
Interest expense (income)	125,804	3,294	(100,698)	—	28,400
Other income, net	(730)	—	(4,493)	—	(5,223)

Earnings (losses) before income taxes	(215,864)	(3,320)	617,871	—	398,687
Income tax (benefit) provision	(88,015)	(1,355)	250,403	—	161,033
Equity in earnings of subsidiaries	365,503	14,904	—	(380,407)	—

Net earnings	$237,654	$12,939	$367,468	$(380,407)	$237,654

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended December 29, 2007
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Sales	$—	$—	$9,239,505	$—	$9,239,505
Cost of sales	—	—	7,471,725	—	7,471,725

Gross margin	—	—	1,767,780	—	1,767,780
Operating expenses	62,467	41	1,256,260	—	1,318,768

Operating income	(62,467)	(41)	511,520	—	449,012
Interest expense (income)	113,473	3,207	(87,765)	—	28,915
Other income, net	(4,610)	—	(3,733)	—	(8,343)

Earnings (losses) before income taxes	(171,330)	(3,248)	603,018	—	428,440
Income tax (benefit) provision	(65,641)	(1,244)	231,177	—	164,292
Equity in earnings of subsidiaries	369,837	8,522	—	(378,359)	—

Net earnings	$264,148	$6,518	$371,841	$(378,359)	$264,148

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended December 27, 2008
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Consolidated Totals
		(In thousands)
Net cash provided by:
Operating activities	$(168,809)	$23,929	$706,629	$561,749
Investing activities	(18,613)	—	(175,137)	(193,750)
Financing activities	(530,723)	—	(607)	(531,330)
Effect of exchange rate on cash	—	—	(15,147)	(15,147)
Intercompany activity	526,680	(23,929)	(502,751)	—

Net (decrease) increase in cash	(191,465)	—	12,987	(178,478)
Cash at the beginning of the period	486,646	—	64,906	551,552

Cash at the end of the period	$295,181	$—	$77,893	$373,074

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended December 29, 2007
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Consolidated Totals
		(In thousands)
Net cash provided by:
Operating activities	$(105,286)	$9,574	$496,616	$400,904
Investing activities	(52,093)	—	(254,059)	(306,152)
Financing activities	(107,836)	(29,790)	1,029	(136,597)
Effect of exchange rate on cash	—	—	2,759	2,759
Intercompany activity	245,888	20,216	(266,104)	—

Net decrease in cash	(19,327)	—	(19,759)	(39,086)
Cash at the beginning of the period	135,877	—	71,995	207,872

Cash at the end of the period	$116,550	$—	$52,236	$168,786

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
Highlights
     We continued to experience a difficult economic environment in the first 26 weeks of fiscal 2009. We believe the deteriorating economic conditions and heightened turmoil in the financial markets have adversely impacted consumer disposable income and consumer spending patterns, which in turn is impacting our industry. Our industry is experiencing volatile fuel prices and food costs, and our customers are experiencing lower customer traffic due to deteriorating economic conditions. Food cost inflation, which we began to experience at high levels in the fourth quarter of fiscal 2007 which prevailed throughout fiscal 2008, remained a factor through much of the first 26 weeks of fiscal 2009. All of these factors restricted sales and operating income growth in fiscal 2008 and in the first 26 weeks of fiscal 2009. The decline in the financial markets had an additional impact on our operating income. Sysco invests in life insurance policies in order to fund certain retirement programs. The value of our investments in corporate-owned life insurance policies is largely based on the values of underlying investments, which include publicly traded securities. Due to the decline in the financial markets, we have experienced losses in the cash surrender values of these policies.
First 26 Weeks
     Sales increased 2.0% in the first 26 weeks of fiscal 2009 over the comparable prior year period. Inflation, as measured by product cost increases, was an estimated 7.6% during the first 26 weeks of fiscal 2009 over the comparable prior year period. Our operating companies have continued to manage margins and expenses effectively in a difficult environment. Operating income increased to $926,616,000, or 4.9% of sales, a 2.5% increase over the comparable prior year period. Basic earnings per share decreased 1.1% in the first 26 weeks of fiscal 2009, and diluted earnings per share was the same as the comparable prior year period. The effective tax rate for the first 26 weeks of fiscal 2009 was negatively impacted by the non-deductibility of the losses recorded on corporate-owned life insurance and the accrual for a previously unidentified tax contingency, partially offset by a decrease in a provision for a foreign tax liability.
     Operating income for the first 26 weeks of fiscal 2009 was negatively impacted by the combined effect of losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values, as compared to a gain in the first 26 weeks of fiscal 2008, the recording of a provision related to a multi-employer pension plan and higher company-sponsored net pension costs. The negative impact of these additional expenses was partially offset by lower share-based compensation expense and operating efficiencies. In addition, our fuel costs increased in the first 26 weeks of fiscal 2009, driven by higher contracted fuel prices as compared to the first 26 weeks of fiscal 2008. We largely offset the impact of these higher fuel costs through fuel usage reduction measures as well as fuel surcharges.
Second Quarter
     Sales decreased 1.0% in the second quarter of fiscal 2009 over the comparable prior year period primarily due to deteriorating economic conditions and the resulting impact on consumer spending. Inflation, as measured by product cost increases, was an estimated 7.0% during the second quarter of fiscal 2009 over the comparable prior year period. Operating income decreased to $421,864,000, or 4.6% of sales, a 6.0% decrease from the comparable prior year period. Basic and diluted earnings per share in the second quarter of fiscal 2009 both decreased 7.0% from the comparable prior year period. The effective tax rate for the second quarter of fiscal 2009 was negatively impacted by the non-deductibility of the losses recorded on corporate-owned life insurance, partially offset by a decrease in a provision for a foreign tax liability.
     Operating income for the second quarter of fiscal 2009 was negatively impacted by the combined effect of increased losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values, as compared to second quarter of fiscal 2008, the recording of a provision related to multi-employer pension plans and higher company-sponsored net pension costs. The negative impact of these additional expenses was partially offset by lower share-based compensation expense and operating efficiencies. In addition, our fuel costs increased in the second quarter of fiscal 2009, driven by higher contracted fuel prices as compared to the second quarter of fiscal 2008. We largely offset the impact of these higher fuel costs through fuel usage reduction measures as well as fuel surcharges.

     We believe we will continue to experience a difficult economic environment for the remainder of fiscal 2009 and therefore we expect sales to further decline over the last 26 weeks of fiscal 2009, which may place corresponding pressure on our operating earnings. The performance of the financial markets will continue to influence the cash surrender values of our corporate-owned life insurance policies, which could cause volatility in operating income, net earnings and earnings per share.
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
     We estimate that we serve about 16% of an approximately $231 billion annual market. This market includes i) the foodservice market in the United States and Canada and ii) the hotel amenity and hotel furniture and textile market in the United States, Canada, Europe and Asia. According to industry sources, the foodservice, or food-prepared-away-from-home, market represents approximately one-half of the total dollars spent on food purchases made at the consumer level. This share grew from about 37% in 1972 to about 50% in 1998 and has not changed materially since that time, based on the most recent information available to us. If general economic conditions continue to deteriorate, the share of food purchases related to food-prepared-away-from-home may decline based on reduced consumer spending.
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
Strategic Business Initiatives
     Sysco maintains strategic focus areas which aim to help us achieve our long-term vision of becoming the global leader of the efficient, multi-temperature food product value chain. The focus areas, which are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, are Sourcing and National Supply Chain, Integrated Delivery, Demand and Organizational Capabilities. These focus areas generally comprise the initiatives that are currently serving as the foundation of our efforts to ensure a sustainable future. As a part of the Organizational Capabilities initiative, Sysco has commenced the design of an enterprise-wide project to implement an integrated software system to support the majority of our business processes. The objective of this initiative is to improve the efficiency and effectiveness of our operations.
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
     As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses.

Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	26-Week Period Ended		13-Week Period Ended
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.9	80.9	80.9	80.9

Gross margin	19.1	19.1	19.1	19.1
Operating expenses	14.2	14.2	14.5	14.3

Operating income	4.9	4.9	4.6	4.8
Interest expense	0.3	0.3	0.3	0.3
Other income, net	(0.0)	(0.0)	(0.0)	(0.1)

Earnings before income taxes	4.6	4.6	4.3	4.6
Income taxes	1.9	1.7	1.7	1.7

Net earnings	2.7%	2.9%	2.6%	2.9%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	26-Week Period	13-Week Period
Sales	2.0%	(1.0)%
Cost of sales	2.0	(1.0)

Gross margin	2.2	(1.0)
Operating expenses	2.1	0.7

Operating income	2.5	(6.0)
Interest expense	(0.9)	(1.8)
Other income, net	(29.4)	(37.4)

Earnings before income taxes	2.3	(6.9)
Income taxes	11.2	(2.0)

Net earnings	(3.1)%	(10.0)%

Basic earnings per share	(1.1)%	(7.0)%
Diluted earnings per share	—	(7.0)

Average shares outstanding	(1.6)	(1.7)
Diluted shares outstanding	(2.4)	(2.7)
Sales
     Sales were 2.0% greater in the first 26 weeks and 1.0% less in the second quarter of fiscal 2009 than the comparable periods of the prior year. Non-comparable acquisitions did not have a material impact on the overall sales comparisons for the first 26 weeks of fiscal 2009 or the second quarter of fiscal 2009.
     Product cost inflation and the resulting increase in selling prices was a significant contributor to sales growth in the first 26 weeks of fiscal 2009. Estimated product cost increases, an internal measure of inflation, were estimated as 7.6% during the first 26 weeks of fiscal 2009 and 7.0% during the second quarter of fiscal 2009, as compared to 5.9% during both the first 26 weeks of fiscal 2008 and second quarter of fiscal 2008.
     The rate of sales growth declined throughout fiscal 2008 and into fiscal 2009 from 8.5% in the first quarter of fiscal 2008 to a decline of 1.0% in the second quarter of fiscal 2009. We believe the deteriorating economic conditions, which are placing pressure on consumer disposable income, are contributing to a decline in volume growth in the foodservice market and, in turn, have contributed to a slow-down in our sales growth. We believe we will continue to experience a difficult economic environment for the remainder of fiscal 2009 and therefore we expect sales to further decline over the last 26 weeks of fiscal 2009.

     We believe that our continued focus on the use of business reviews and business development activities, investment in customer contact personnel and the efforts of our marketing associates and sales support personnel are key drivers to strengthening customer relationships and growing sales with new and existing customers. We also believe these activities help our customers in this difficult economic environment.
Operating Income
     Cost of sales primarily includes product costs, net of vendor consideration, as well as in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities.
     Operating income increased 2.5% in the first 26 weeks of fiscal 2009 over the first 26 weeks of fiscal 2008, increasing to 4.9% of sales. Operating income improvement was primarily due to effective management of margins in an inflationary environment and expense management of controllable costs. Gross margin dollars increased 2.2% in the first 26 weeks of fiscal 2009 over the first 26 weeks of fiscal 2008, while operating expenses increased 2.1% in the first 26 weeks of fiscal 2009.
     Operating income decreased 6.0% in the second quarter of fiscal 2009 from the second quarter of fiscal 2008, decreasing to 4.6% of sales. Operating income declined primarily due to a decline in sales and increased expenses. Gross margin dollars decreased 1.0% in the second quarter of fiscal 2009 from the second quarter of fiscal 2008, while operating expenses increased 0.7% in the second quarter of fiscal 2009.
     Beginning in the fourth quarter of fiscal 2007, Sysco began experiencing product cost increases in numerous product categories. These increases persisted throughout fiscal 2008 at levels approximating 6.0% and rose even higher to 7.6% in the first 26 weeks of fiscal 2009. Generally, Sysco attempts to pass increased costs to its customers; however, because of contractual and competitive reasons, we are not able to pass along all of the product cost increases immediately. We believe that we have managed the inflationary environment well, as evidenced by gross margin dollars increasing at a rate greater than expense increases as seen in the first 26 weeks of fiscal 2009 and as evidenced in the second quarter by maintaining margins in a period of sales decline. Prolonged periods of high inflation, such as rates recently experienced, have a negative impact on our customers as high food costs and fuel costs can reduce consumer spending in the food-prepared-away-from home market. As a result, these factors may negatively impact our sales, gross margins and earnings. It is uncertain if product cost increases will continue or if product costs will begin to decrease. We may also be negatively impacted by periods of prolonged product cost deflation. We make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.
     We believe the operating expense performance for the first 26 weeks and the second quarter of fiscal 2009 was aided by expense control initiatives, including reducing headcount, reducing incentive bonus accruals and improving operating efficiencies. Operating expenses in the first 26 weeks of fiscal 2009 were negatively impacted by a net $62,534,000 in additional expenses as compared to the first 26 weeks of fiscal 2008 from the combined impact of losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values, the recording of a provision related to a multi-employer pension plan and higher company-sponsored pension expenses, partially offset by lower share-based compensation expense. Operating expenses in the second quarter of fiscal 2009 were negatively impacted by a net $41,660,000 in additional expenses as compared to the second quarter of fiscal 2008 from the combined impact of losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values, the recording of a provision related to a multi-employer pension plan and higher company-sponsored pension expenses, partially offset by lower share-based compensation expense. In addition, fuel costs increased during the first 26 weeks and the second quarter of fiscal 2009.
     The carrying values of our corporate-owned life insurance policies are adjusted to their cash surrender values. The cash surrender values of these policies are largely based on the values of underlying investments, which include publicly traded securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. The decline in the financial markets resulted in losses for these policies of $54,604,000 and $31,696,000 in the first 26 weeks and the second quarter of fiscal 2009, respectively. These losses compared to the recognition of a gain of $5,023,000 in the first 26 weeks and a loss of $2,070,000 in the second quarter of fiscal 2008. The performance of the financial markets will continue to influence the cash surrender values of our corporate-owned life insurance policies, which could cause volatility in operating income, net earnings and earnings per share.

     Net company-sponsored pension costs in the first 26 weeks and second quarter of fiscal 2009 were $10,721,000 and $6,078,000 higher, respectively, than in the comparable prior year periods, due primarily to the recognition of actuarial losses from lower returns on assets of the qualified pension plan during fiscal 2008, partially offset by a decrease in expense due to amendments to our Supplemental Executive Retirement Plan.
     Share-based compensation expense in the first 26 weeks of fiscal 2009 was $7,989,000 less than in the first 26 weeks of fiscal 2008. Share-based compensation expense in the second quarter of fiscal 2009 was $3,629,000 less than in the second quarter of fiscal 2008. This decrease was due primarily to two factors. First, option grants in prior years were at greater levels than in recent years, resulting in reduced compensation expense being recognized in fiscal 2009. Secondly, the Management Incentive Plan annual bonus awards have been modified, beginning with fiscal 2009, to exclude the previous stock award component. As a result, the share-based compensation expense related to the stock award component of the incentive bonuses recorded in previous years was not incurred in the first quarter of fiscal 2009, and overall share-based based compensation expense was reduced as compared to the comparable prior year period. Beginning in fiscal 2010, we expect to replace the stock award component of the incentive bonuses with annual discretionary restricted stock grants subject to time-based vesting.
     In the second quarter of fiscal 2009, we recorded a provision of $9,585,000 for a withdrawal liability from a multi-employer pension plan from which union members elected to withdraw. In the first quarter of fiscal 2008, we recorded a provision of $9,410,000 related to additional amounts that we expected to be required to contribute to an underfunded multi-employer pension plan.
     Sysco’s fuel costs increased by $47,242,000 in the first 26 weeks of fiscal 2009 and $19,246,000 in the second quarter fiscal 2009 over the comparable prior year periods, primarily due to increased contracted diesel prices. Sysco’s costs per gallon increased 48.3% and 35.5% in the first 26 weeks and second quarter of fiscal 2009, respectively, over the comparable prior year periods. Sysco’s activities to manage increased fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds, entering into forward fuel purchase commitments and using fuel surcharges. Fuel surcharges were approximately $40,000,000 higher in the first 26 weeks of fiscal 2009 and approximately $16,000,000 higher in the second quarter of fiscal 2009 than in the comparable prior year periods due to greater usage of these surcharges in fiscal 2009. Fuel surcharges are reflected within sales and gross margins.
     We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. In the first 26 weeks and second quarter of fiscal 2009, our forward purchase commitments resulted in an estimated $32,000,000 and $23,000,000, respectively, of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes. In the first 26 weeks and second quarter of fiscal 2008, our forward purchase commitments resulted in an estimated $25,000,000 and $6,000,000, respectively, of avoided fuel costs as the fixed price contracts were lower than market prices for the contracted volumes.
     As of December 27, 2008, we have forward diesel fuel commitments totaling approximately $134,000,000 through August 2009, which will lock in the price of approximately 75% of our fuel purchase needs for the remainder of fiscal 2009. These contracts are at fixed prices greater than both the prices incurred during same period last fiscal year and current market prices. Fuel costs for the remaining 26 weeks of fiscal 2009, exclusive of any amounts recovered through fuel surcharges, are not expected to significantly increase as compared to the same period in fiscal 2008. Our estimate is based upon the prevailing market prices for diesel in mid-January 2009, the cost committed to in our forward fuel purchase agreements currently in place, which are at fixed prices in excess of current market prices, and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset our increases in fuel expense in fiscal 2009, including the use of fuel surcharges and overall expense management. However, consistent with the lower current market price for diesel, we expect fuel surcharges to be lower for the remainder of fiscal 2009.
     The provision for losses on receivables increased by $14,565,000 in the first 26 weeks of fiscal 2009 and $10,072,000 in the second quarter over the comparable prior year periods. The current economic conditions combined with tightening credit markets have impacted the liquidity of some of our customers, resulting in an increase in delinquent payments on accounts receivable. The increase in our provision for losses on receivables is related to customer accounts across our customer base without concentration in any specific location. We continue to monitor our customer account balances and our credit policies and believe continued strong credit practices will be necessary to avoid significant increases in our provision for losses on receivables. However, if the difficult economic environment persists, we expect to continue to experience increases in our provision for losses on receivables.

Net Earnings
     Net earnings declined 3.1% in the first 26 weeks and 10.0% in the second quarter of fiscal 2009 from the comparable periods of the prior year. The changes in net earnings for the 26 week period was due primarily to the impact of changes in income taxes discussed below, as well as the impact of the factors discussed above. The change in net earnings for the second quarter was due primarily to the factors discussed above, as well as the impact of changes in income taxes discussed below.
     The effective tax rate was 41.5% in the first 26 weeks of fiscal 2009 and 38.2% in the first 26 weeks of fiscal 2008. The effective tax rate for the first 26 weeks of fiscal 2009 was negatively impacted by two items. First, the loss of $54,604,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first 26 weeks of fiscal 2009 was non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period. Second, the company recorded a tax adjustment to accrue for a previously unidentified tax contingency arising from a recent tax audit. This contingency is unrelated to the ongoing appeals process with the Internal Revenue Service (IRS) related to the taxability of the cooperative structure as discussed in “Liquidity and Capital Resources, Other Considerations.” The effective tax rate for the first 26 weeks of fiscal 2009 was positively impacted by a decrease in a tax provision for a foreign tax liability of approximately $6,600,000 resulting from changes in exchange rates.
     The effective tax rate for the first 26 weeks of fiscal 2008 was positively impacted by the recognition of a tax benefit of approximately $7,700,000 resulting from a net operating tax loss deferred tax asset which arose due to an enacted state tax law and a decrease in a tax provision for a foreign tax liability of approximately $1,600,000, primarily due to a reduction in future tax rates.
     The effective tax rate for the second quarter of fiscal 2009 was 40.4%, an increase from the effective rate of 38.3% for the second quarter of fiscal year 2008. The effective tax rate for the second quarter of fiscal 2009 was negatively impacted by the loss of $31,696,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the second quarter of fiscal 2009. The effective tax rate for second quarter of fiscal 2009 was positively impacted by a decrease in a tax provision for a foreign tax liability of approximately $5,700,000 resulting from changes in exchange rates.
Earnings Per Share
     Basic earnings per share decreased 1.1% and 7.0% in the first 26 weeks and second quarter of fiscal 2009, respectively, from the comparable periods of prior year. Diluted earnings per share was the same in the first 26 weeks of fiscal 2009 and first 26 weeks of fiscal 2008 and decreased 7.0% in second quarter of fiscal 2009 from the comparable period of prior year. These decreases were primarily the result of factors discussed above, partially offset by a net reduction in shares outstanding. The net reduction in average shares outstanding was primarily due to share repurchases. The net reduction in diluted shares outstanding was primarily due to share repurchases and an increase in the number of anti-dilutive options excluded from the diluted shares calculation.
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
     Prior to fiscal 2008, Sysco’s management evaluated performance of each of our operating segments based on its respective earnings before income taxes. This measure included an allocation of certain corporate expenses to each operating segment in addition to the centrally incurred costs for shared services that were charged to our segments. During fiscal 2008, Sysco’s management increased its focus on the performance of each of our operating segments based on its respective operating income results, which excludes the allocation of additional corporate expenses. Beginning in the fourth quarter of 2008, the measure of profit/loss presented in segment reporting was changed to operating income to align with management’s focus. As a result, the segment reporting for fiscal 2008 in this document has been revised to conform to the current presentation. While a segment’s operating income may be impacted in the short term by increases or decreases in margins, expenses, or a combination thereof, over the long term each business segment is expected to increase its operating income at a greater rate than sales growth. This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Business Segment Information in Note 13:

	Operating Income as a		Operating Income as a
	Percentage of Sales		Percentage of Sales
	26-Week Period		13-Week Period
	Dec. 27, 2008	Dec. 29, 2007	Dec. 27, 2008	Dec. 29, 2007
Broadline	6.6%	6.2%	6.5%	6.4%
SYGMA	0.6	0.2	0.8	0.2
Other	3.5	3.7	3.8	3.8
     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Business Segment Information in Note 13:

	26-Week Period		13-Week Period
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	1.5%	7.4%	(1.9)%	0.5%
SYGMA	10.2	202.6	12.2	428.9
Other	(4.1)	(8.1)	(9.8)	(9.2)
     The following tables set forth sales and operating income of each of our reportable segments, the other segment, intersegment sales and corporate expenses and consolidated adjustments, including certain centrally incurred costs for shared services that are charged to our segments of which intercompany amounts are eliminated upon consolidation, expressed as a percentage of the respective consolidated total. This information should be read in conjunction with Business Segment Information in Note 13:

	26-Week Period Ended
	Dec. 27, 2008		Dec. 29, 2007
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	79.2%	107.4%	79.6%	102.5%
SYGMA	12.9	1.5	12.0	0.5
Other	9.1	6.5	9.6	7.3
Intersegment sales	(1.2)	—	(1.2)	—
Corporate expenses and consolidated adjustments	—	(15.4)	—	(10.3)

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	Dec. 27, 2008		Dec. 29, 2007
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	78.7%	111.8%	79.4%	104.5%
SYGMA	13.5	2.3	11.9	0.4
Other	9.1	7.5	10.0	7.8
Intersegment sales	(1.3)	—	(1.3)	—
Corporate expenses and consolidated adjustments	—	(21.6)	—	(12.7)

Total	100.0%	100.0%	100.0%	100.0%

Included in corporate expenses and consolidated adjustments, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;

•	Share-based compensation expense related to stock option grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and stock grants to non-employee directors; and

•	Corporate-level depreciation and amortization expense.

Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. In the first 26 weeks of fiscal 2009, the Broadline operating results represented approximately 79% of Sysco’s overall sales and greater than 100% of Sysco’s overall operating income.
Sales
     Sales were 1.5% greater in the first 26 weeks and 1.9% less in the second quarter of fiscal 2009 than in the comparable periods of the prior year. Non-comparable acquisitions did not have a material impact on the overall sales comparisons for the first 26 weeks or second quarter of fiscal 2009. Product cost inflation, which led to increases in selling prices, was the primary contributor to sales growth in the first 26 weeks and also impacted the second quarter of fiscal 2009. Case volume declines attributable to the impact of the current business environment partially offset sales growth from product cost increases in the first 26 weeks of fiscal 2009 as compared to the first 26 weeks of fiscal 2008 and caused a decline in sales for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
Operating Income
     The increases in operating income in the first 26 weeks and second quarter of fiscal 2009 over the comparable periods of prior year were primarily due to effective management of the inflationary environment, as evidenced by gross margin dollars increasing and expenses decreasing as seen in the first 26 weeks of fiscal 2009 and as evidenced in the second quarter by margins declining at a lower rate than our sales decline and decreasing expenses. Expense performance for the first 26 weeks and the second quarter of fiscal 2009 was aided by expense control initiatives, including reducing headcount, reducing incentive bonus accruals and improving operating efficiencies. Gross margin dollars increased 2.2% while operating expenses decreased 0.1% in the first 26 weeks of fiscal 2009 as compared to the first 26 weeks of fiscal 2008. Gross margin dollars decreased 1.0% while operating expenses decreased 1.6% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
     The high cost of fuel also impacted our Broadline segment’s results. Fuel costs were $31,406,000 higher in the first 26 weeks and $10,692,000 higher in the second quarter of fiscal 2009 over the comparable periods of prior year. We attempt to mitigate increased fuel costs by reducing miles driven, improving fleet consumption by adjusting idling time and maximum speeds, entering into fixed price fuel purchase commitments and the use of fuel surcharges. Fuel surcharges were approximately $32,600,000 higher in the first 26 weeks and $13,200,000 greater in the second quarter of fiscal 2009 over the comparable periods of the prior year due to greater usage of these surcharges in fiscal 2009. Based on the lower current market price for diesel, we do not believe our fuel surcharges will be as significant for the remaining 26 weeks of fiscal 2009 as compared to the first 26 weeks of fiscal 2009 for our Broadline segment.
     In the second quarter of fiscal 2009, our Broadline segment recorded a provision of $9,585,000 for a withdrawal liability from a multi-employer pension plan from which union members elected to withdraw. In the second quarter of fiscal 2008, our Broadline segment recorded a provision of $9,410,000 related to additional amounts that we expected to be required to contribute to an underfunded multi-employer pension plan.
SYGMA Segment
     SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.
Sales
     Sales were 10.2% greater in the first 26 weeks and 12.2% greater in the second quarter of fiscal 2009 than the comparable periods of prior year. Non-comparable acquisitions did not have an impact on the overall sales growth rate for the first 26 weeks and second quarter of fiscal 2009. Fiscal 2009 growth was primarily due to sales to new customers with some impact from product cost increases. These increases were partially offset by lost sales due to the elimination of unprofitable business and lower case volumes due to difficult economic conditions impacting SYGMA’s customer base.

Operating Income
     Operating income increased $9,602,000 in the first 26 weeks and $7,883,000 in second quarter of fiscal 2009 over the comparable periods of the prior year. Gross margin dollars increased 7.0% while operating expenses increased 2.2% in the first 26 weeks of fiscal 2009 over the first 26 weeks of fiscal 2008. Gross margin dollars increased 6.9% while operating expenses decreased 1.1% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. Expense reductions were accomplished by operational efficiencies in both delivery and warehouse.
     SYGMA also experienced increased fuel costs of $7,684,000 in the first 26 weeks and $2,409,000 in the second quarter of fiscal 2009, although it was able to partially offset these costs through increases in the fees charged to customers including fuel surcharges and by reducing expenses. Fuel surcharges were approximately $6,400,000 higher in the first 26 weeks and $1,900,000 higher in the second quarter of fiscal 2009 than the comparable periods of the prior year. Based on the lower current market price for diesel, we do not believe our fuel surcharges for SYGMA will be as significant for the remaining 26 weeks of fiscal 2009 as compared to the first 26 weeks of fiscal 2009.
Other Segment
     “Other” financial information is attributable to our other operating segments, including our specialty produce, custom-cut meat and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under SFAS No. 131.
     Operating income decreased 8.1% for the first 26 weeks and 9.2% for the second quarter of fiscal 2009 from the comparable periods of the prior year. The decreases in operating income were caused primarily by reduced sales and operating income in the custom-cut meat segment and reduced operating income in the lodging industry segment.
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
     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets in the future, including issuances of debt securities under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements over at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. During the recent tightening of the credit markets, we have continued to maintain the highest credit rating available for commercial paper. Although our borrowing requirements during the first 26 weeks of fiscal 2009 were modest, we believe that we will continue to be able to access the commercial paper market effectively.
Operating Activities
     We generated $561,749,000 in cash flow from operations in the first 26 weeks of fiscal 2009, as compared to $400,904,000 in the first 26 weeks of fiscal 2008.
     Cash flow from operations in the first 26 weeks of fiscal 2009 was primarily due to net income, reduced by decreases in accounts payable balances, accrued expenses and accrued income taxes. Cash flow from operations in the first 26 weeks of fiscal 2008 was primarily due to net income, reduced by increases in accounts receivable balances and inventory balances and a decrease in accrued expenses.
     The decrease in accounts receivable balances for the first 26 weeks of fiscal 2009 was primarily due to the sales decline experienced in the second quarter, partially offset by a seasonal change in customer mix. The increase in accounts receivable balances for the first 26 weeks of fiscal 2008 was primarily due to a seasonal change in customer mix and sales growth. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first 26 weeks as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than our overall average.

     The increase in inventory balances for the first 26 weeks of fiscal 2009 was primarily due higher inventory levels typically experienced at the end of the second quarter, partially offset by the sales decline experienced in the second quarter. Historically, we have experienced elevated inventory levels during the holiday period which occurs at the end of the second quarter. Sales in the last weeks of the quarter are at lower volumes due to the holiday period, which can build inventory levels. In addition, purchasing levels are typically increased at the end of the quarter in anticipation of increased sales volumes from the re-opening of schools after the holiday period. The seasonal impact was lessened for the first 26 weeks of fiscal 2009 as compared to fiscal 2008 due to sales decline experienced in the second quarter of fiscal 2009. The increase in inventory balances for the first 26 weeks of fiscal 2008 was primarily due to product cost increases, changes in product mix and increases in inventory due to the seasonal pattern described above.
     The decrease in accounts payable balances for the first 26 weeks of fiscal 2009 was primarily due to the sales decline experienced in the second quarter and timing of payments with vendors. The increase in accounts payable balances for the first 26 weeks of fiscal 2008 was nominal. Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.
     Cash flow from operations was negatively impacted by decreases in accrued expenses of $149,811,000 for the first 26 weeks of fiscal 2009 and $165,581,000 for the first 26 weeks of fiscal 2008. These decreases were primarily due to the payment of prior year annual incentive bonuses and 401(k) matching contributions in the first quarter of each year, partially offset by accruals for current year incentives and 401(k) matching contributions. The decrease in the first 26 weeks of fiscal 2009 was also a result of the payment of $15,000,000 to a multi-employer pension plan in connection with Sysco’s withdrawal from that plan in the first quarter of fiscal 2009. See further discussion of this multi-employer pension plan under Other Considerations below.
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
     The decrease in accrued income taxes for the first 26 weeks of fiscal 2009 was affected by the deferral of the first two federal estimated income tax payments of fiscal 2009 until the third quarter as a result of the IRS Disaster Relief for Hurricane Ike offered to corporations affected by the storm. The impact of the tax payment deferral can also be seen in the decrease in income taxes paid for the first 26 weeks of fiscal 2009 as compared to the first 26 weeks of fiscal 2008.
     Other long-term liabilities and prepaid pension cost, net, increased $2,889,000 during the first 26 weeks of fiscal 2009 and $9,240,000 during the first 26 weeks of fiscal 2008. The increase in the first 26 weeks of fiscal 2009 was primarily attributable to pension contributions to our company-sponsored plans, offset by a combination of the recording of net company-sponsored pension costs, incentive compensation deferrals, increases to our liability for unrecognized tax benefits and an accrual for a multi-employer pension plan withdrawal liability. The increase in the first 26 weeks of fiscal 2008 was related to an increase in deferred compensation from incentive compensation deferrals of prior year annual incentive bonuses and increases to our liability for unrecognized tax benefits. This increase was partially offset by the recording of net company-sponsored pension costs and the timing of pension contributions to our company-sponsored plans. We recorded net company-sponsored pension costs of $43,639,000 and $32,918,000 in the first 26 weeks of fiscal 2009 and fiscal 2008, respectively. Our contributions to our company-sponsored defined benefit plans were $87,394,000 and $45,648,000 during the first 26 weeks of fiscal 2009 and fiscal 2008, respectively. Although contributions to our company-sponsored qualified pension plan are not required to meet ERISA minimum funding requirements, we made a voluntary contribution of $80,000,000 during the first 26 weeks of fiscal 2009, and do not currently expect to make any further contributions this fiscal year.
Investing Activities
     We expect total capital expenditures in fiscal 2009 to be in the range of $575,000,000 to $625,000,000. Fiscal 2009 expenditures included the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; and investments in technology. Fiscal 2008 expenditures included the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the corporate office expansion; the Southeast regional distribution center (RDC); and investments in technology.
Financing Activities
     During the first 26 weeks of fiscal 2009, a total of 13,551,200 shares were repurchased at a cost of $358,751,000, as compared to 10,723,700 shares at a cost of $352,832,000 for the first 26 weeks of fiscal 2008. An additional 3,400,000 shares were repurchased at a cost of $80,091,000 through January 24, 2009, resulting in a remaining authorization by our Board of Directors to repurchase up to 9,386,600 shares, based on the trades made through that date.

     Dividends paid in the first 26 weeks of fiscal 2009 were $264,687,000, or $0.44 per share, as compared to $232,130,000, or $0.38 per share, in the first 26 weeks of fiscal 2008. In November 2008, we declared our regular quarterly dividend for the third quarter of fiscal 2009 of $0.24 per share, which was paid in January 2009.
     We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $145,000,000, of which none was outstanding as of December 27, 2008 or January 24, 2009.
     During the 26-week period ended December 27, 2008, commercial paper issuances and short-term bank borrowings ranged from zero to approximately $118,976,000. There were no commercial paper issuances outstanding as of December 27, 2008 or January 24, 2009.
     The long-term debt to capitalization ratio was 37.5% at December 27, 2008. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
Other Considerations
Multi-Employer Pension Plans
     As discussed in Note 12, Commitments and Contingencies, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the most recent information available from plan administrators, our share of withdrawal liability on most of the multi-employer plans we participate in, some of which appear to be underfunded, was estimated to be $75,000,000 based on a voluntary withdrawal. The current estimate of the withdrawal liability is lower than the $140,000,000 disclosed as of June 28, 2008, primarily due to our withdrawal during the first 26 weeks of fiscal 2009 from two multi-employer pension plans as discussed below. Because we are not provided the information by the plan administrators on a timely basis and we expect that many multi-employer pension plans’ assets have declined due to recent stock market performance, we believe our share of the withdrawal liability could be greater.
     Required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, the Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We believe that any unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items. As of December 27, 2008, we have approximately $17,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which voluntary withdrawal is probable or has already occurred.
     During the second quarter of fiscal 2009, the union members of one of our subsidiaries voted to withdraw from the union’s multi-employer pension plan and join Sysco’s company-sponsored Retirement Plan. This action triggered a partial withdrawal from the multi-employer pension plan. As a result, during the second quarter of fiscal 2009, we recorded a withdrawal liability of approximately $9,600,000 related to this plan.
     During fiscal 2008, we obtained information that a multi-employer pension plan we participated in failed to satisfy minimum funding requirements for certain periods and concluded that it was probable that additional funding would be required as well as the payment of excise tax. As a result, during fiscal 2008, we recorded a liability of approximately $16,500,000 related to our share of the minimum funding requirements and related excise tax for these periods. During the first quarter of fiscal 2009, we effectively withdrew from this multi-employer pension plan in an effort to secure benefits for our employees that were participants in of the plan and to manage our exposure to this under-funded plan. We agreed to pay $15,000,000 to the plan, which included the minimum funding requirements. In connection with this withdrawal agreement, we merged active participants from this plan into Sysco’s company-sponsored Retirement Plan and assumed $26,704,000 in liabilities. The payment to the plan was made in the early part of the second quarter of fiscal 2009. If this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, prior to September 2010, we could have additional liability. We do not currently believe a mass withdrawal from this plan is probable.

     During the fourth quarter of fiscal 2008, the union members of one of our subsidiaries voted to decertify from their union. This action triggered a partial withdrawal from the multi-employer pension plan that covered these union members. As a result, we recorded a withdrawal liability of approximately $5,800,000 related to this plan.
BSCC Cooperative Structure
     Our affiliate, BSCC, is a cooperative taxed under subchapter T of the United States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods. In that event, we would be liable for interest on such amounts. As of December 27, 2008, Sysco has recorded deferred income tax liabilities of $785,464,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $330,000,000 to $360,000,000, prior to federal and state income tax benefit, as of December 27, 2008. Sysco calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS and, while management believes it is probable we will prevail, we concluded the measurement model of FIN 48 required us to provide an accrual for a portion of the interest exposure. If a taxing authority requires us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, we may be required to raise additional capital through debt financing or we may have to forego share repurchases or defer planned capital expenditures or a combination of these items.
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
New Accounting Standards
     In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132(R)) to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This standard will be effective for Sysco in fiscal 2010, although early application of the standard is permitted. Upon initial application, the information required by FSP 132(R)-1 is not required for earlier periods that are presented for comparative purposes. The company is currently evaluating the impact the adoption of FSP 132(R)-1 will have on its financial statement disclosures.
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business;

•	sales and expense trends;

•	anticipated multi-employer pension related liabilities and contributions to various multi-employer pension plans;

•	the outcome of ongoing tax audits;

•	the impact of ongoing legal proceedings;

•	continued competitive advantages and positive results from strategic business initiatives;

•	anticipated company-sponsored pension plan contributions;

•	the impact of option expensing, which is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding;

•	anticipated share repurchases; and

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008,:
•	risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including inflation, the current economic environment, increased fuel costs and consumer spending;

•	Sysco’s leverage and debt risks, capital and borrowing needs and changes in interest rates;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	the risk that the IRS will disagree with our tax positions and seek to impose interest or penalties;

•	the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent;

•	that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans or that the Pension Protection Act could require that we make additional pension contributions;

•	the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	difficulties in successfully operating in international markets that have political, economic, regulatory and cultural environments different from those in the U.S. and Canada;

•	the effect of competition on us and our customers;

•	the ultimate outcome of litigation;

•	the potential impact of product liability claims and adverse publicity related to food-borne illnesses;

•	labor issues, including the renegotiation of union contracts;

•	management’s allocation of capital and the timing of capital expenditures;

•	risks relating to the successful completion and operation of the national supply chain project, including our RDCs;

•	internal factors, such as the ability to increase efficiencies, control expenses and successfully execute growth strategies;

•	significant variances between the assumptions used for the estimated impact of option expensing and actual results;

•	with respect to share repurchases, market prices for the company’s securities and management’s decision to utilize capital for other purposes; and

•	the impact of financial market changes on the cash surrender values of our corporate-owned life insurance policies and on the assets held by our company-sponsored Retirement Plan and by the multi-employer pension plans in which we participate.
     For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

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
     At December 27, 2008, we had no commercial paper issuances outstanding. Our long-term debt obligations at December 27, 2008 were $1,979,359,000, of which approximately 99% were at fixed rates of interest.
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
Fuel Price Risk
     From time to time, we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of December 27, 2008, outstanding forward diesel fuel purchase commitments total approximately $134,000,000 through August 2009, which will lock in the price on approximately 75% of our fuel purchases through the remainder of fiscal 2009. These contracts were entered into at prevailing rates from mid-July through mid-August 2008. As a result, these contracts are at fixed prices greater than both the prices incurred during the same period last fiscal year and current market prices.
     Fuel costs for the remaining 26 weeks of fiscal 2009, exclusive of any amounts recovered through fuel surcharges, are not expected to significantly increase as compared to the same period in fiscal 2008. Our estimate is based upon the prevailing market prices for diesel in mid-January 2009, the cost committed to in our forward fuel purchase agreements currently in place, which are at fixed prices in excess of current market prices, and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.
Investment Risk
     Sysco invests in corporate-owned life insurance policies in order to fund certain retirement programs which are subject to market risk. The value of our investments in corporate-owned life insurance policies is largely based on the values of underlying investments, which include publicly traded securities. Therefore, the value of these policies will be adjusted each period based on the performance of the underlying securities which could result in volatility in our earnings. Due to the recent declines in the financial markets, we have experienced significant losses in adjusting the carrying value of these policies to their cash surrender values in recent periods. Should the financial markets continue to decline, we would take additional charges to adjust the carrying value of our corporate-owned life insurance, and if the market declines are significant, these charges could reasonably be expected to have a material adverse impact on our operating expenses, net income and earnings per share.
     Our company-sponsored Retirement Plan holds investments in both equity and fixed income securities. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. As a result of the recent declines in the financial markets, the value of the investments held by our company-sponsored Retirement Plan has declined through December 27, 2008. These fluctuations in asset values could affect the amount of our future contributions to the plan, lead to increased pension expense in future fiscal years and result in a reduction to shareholders’ equity on our balance sheet as of June 27, 2009, which is when this plan’s funded status will be remeasured.
Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 27, 2008, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the second quarter of fiscal 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased(1)	Paid per Share	Plans or Programs	Programs
Month #1
September 28 – October 25	2,250,901	$28.11	2,250,000	20,461,600
Month #2
October 26 – November 22	3,079,446	23.85	3,075,000	17,386,600
Month #3
November 23 – December 27	4,600,000	22.56	4,600,000	12,786,600

Total	9,930,347	$24.22	9,925,000	12,786,600

(1)	The total number of shares purchased includes 901, 4,446 and zero shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced programs described below.
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
     An additional 3,400,000 shares were repurchased at a cost of $80,091,000 through January 24, 2009, resulting in a remaining authorization by our Board of Directors to repurchase up to 9,386,600 shares, based on the trades made through that date.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2008 Annual Meeting of Stockholders on November 19, 2008. Three directors, Judith B. Craven, Phyllis S. Sewell and Richard G. Tilghman, were elected for a three-year term. Directors whose terms continued after the meeting included John M. Cassaday, Manual A. Fernandez, Jonathan Golden, Joseph A. Hafner, Jr., Hans-Joachim Koerber, Nancy S. Newcomb, Richard J. Schnieders and Jackie M. Ward.
     Other matters voted on included:
•	Approval of the material terms of, and the payment of compensation to certain executive officers pursuant to, the 2008 Cash Performance Unit Plan;

•	Ratification of the appointment of Ernst & Young LLP as Sysco’s independent accountants for fiscal 2009; and

•	A stockholder proposal requesting that the Board of Directors take the necessary steps to require that all directors stand for election annually.
     The final voting results were as follows:

	Number of Votes Cast
		Against/		Broker
Matter Voted Upon	For	Withheld	Abstain	Non-Votes
Election of Directors
Class I
Judith B. Craven	493,390,247	25,762,642	2,534,693	n/a
Phyllis S. Sewell	492,597,651	26,454,010	2,635,922	n/a
Richard G. Tilghman	491,248,147	28,112,810	2,326,626	n/a
Approval of Material Terms of, and the Payment of Compensation to Certain Executive Officers pursuant to, the 2008 Cash Performance Unit Plan	475,462,492	44,357,341	1,865,000	—
Ratification of Independent Accountants	513,140,342	7,630,558	916,683	—
Proposal Requesting that the Board of Directors Take the Necessary Steps to Require that all Directors Stand for Election Annually	294,078,092	143,426,935	1,704,854	82,477,702
     In addition, in January 2009, the size of the Board of Directors was expanded from 11 to 13 members. William J. DeLaney and Kenneth F. Spitler were appointed to the Board with terms expiring at the 2011 and 2009 Annual Meetings, respectively.
Item 5. Other Information
     None
Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.8	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1#	—	First Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.2#	—	Eighth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.3	—	Sysco Corporation 2008 Cash Performance Unit Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 7, 2008 (File No. 1-6544).

10.4#	—	First Amended and Restated Executive Severance Agreement dated November 24, 2008 between Sysco Corporation and Richard J. Schnieders.

10.5#	—	First Amended and Restated Executive Severance Agreement dated December 23, 2008 between Sysco Corporation and Kenneth F. Spitler.

15.1#	—	Report from Ernst & Young dated February 2, 2009, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)
By	/s/ RICHARD J. SCHNIEDERS
Richard J. Schnieders
Chairman of the Board and Chief Executive Officer

Date: February 3, 2009

By	/s/ WILLIAM J. DELANEY
William J. DeLaney
Executive Vice President and Chief Financial Officer

Date: February 3, 2009

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

Date: February 3, 2009

EXHIBIT INDEX
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.8	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1#	—	First Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.2#	—	Eighth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.3	—	Sysco Corporation 2008 Cash Performance Unit Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 7, 2008 (File No. 1-6544).

10.4#	—	First Amended and Restated Executive Severance Agreement dated November 24, 2008 between Sysco Corporation and Richard J. Schnieders.

10.5#	—	First Amended and Restated Executive Severance Agreement dated December 23, 2008 between Sysco Corporation and Kenneth F. Spitler.

15.1#	—	Report from Ernst & Young dated February 2, 2009, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith