Form 10-Q
period 2009-03-28
SYSCO CORP
filed 2009-05-05
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009

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
(281) 584-1390
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     589,895,400 shares of common stock were outstanding as of April 25, 2009.

		Page No.
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		40
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-15.1
EX-15.2
EX-31.1
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	March 28, 2009	June 28, 2008	March 29, 2008
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$899,117	$551,552	$243,919
Accounts and notes receivable, less allowances of $99,535, $31,730 and $65,755	2,549,769	2,723,189	2,737,464
Inventories	1,710,251	1,836,478	1,836,683
Prepaid expenses and other current assets	67,131	63,814	62,432

Total current assets	5,226,268	5,175,033	4,880,498
Plant and equipment at cost, less depreciation	2,891,893	2,889,790	2,857,230
Other assets
Goodwill	1,404,993	1,413,224	1,406,700
Intangibles, less amortization	87,011	87,528	90,242
Restricted cash	93,714	92,587	92,135
Prepaid pension cost	239,773	215,159	416,151
Other assets	193,400	208,972	218,029

Total other assets	2,018,891	2,017,470	2,223,257

Total assets	$10,137,052	$10,082,293	$9,960,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,830,432	$2,048,759	$2,033,198
Accrued expenses	776,767	917,892	846,989
Accrued income taxes	98,179	11,665	159,628
Deferred taxes	404,185	516,131	385,878
Current maturities of long-term debt	6,529	4,896	4,504

Total current liabilities	3,116,092	3,499,343	3,430,197
Other liabilities
Long-term debt	2,463,243	1,975,435	2,040,546
Deferred taxes	530,100	540,330	554,137
Other long-term liabilities	696,440	658,199	655,158

Total other liabilities	3,689,783	3,173,964	3,249,841
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	755,408	712,208	697,970
Retained earnings	6,366,304	6,041,429	5,839,698

Accumulated other comprehensive (loss) income	(200,413)	(68,768)	47,422
Treasury stock, 175,857,763, 163,942,358 and 165,088,829 shares	(4,355,297)	(4,041,058)	(4,069,318)

Total shareholders’ equity	3,331,177	3,408,986	3,280,947

Total liabilities and shareholders’ equity	$10,137,052	$10,082,293	$9,960,985

Note: The June 28, 2008 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	39-Week Period Ended		13-Week Period Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Sales	$27,766,582	$27,791,906	$8,739,350	$9,146,557
Cost of sales	22,492,837	22,498,463	7,102,274	7,412,036

Gross margin	5,273,745	5,293,443	1,637,076	1,734,521
Operating expenses	3,941,806	3,972,154	1,231,753	1,316,877

Operating income	1,331,939	1,321,289	405,323	417,644
Interest expense	83,043	84,030	28,233	28,744
Other income, net	(11,550)	(18,660)	(3,514)	(7,285)

Earnings before income taxes	1,260,446	1,255,919	380,604	396,185
Income taxes	519,812	483,881	154,438	155,284

Net earnings	$740,634	$772,038	$226,166	$240,901

Net earnings:
Basic earnings per share	$1.24	$1.27	$0.38	$0.40
Diluted earnings per share	1.24	1.26	0.38	0.40

Average shares outstanding	596,653,289	607,380,306	590,152,592	603,170,150
Diluted shares outstanding	597,691,315	612,241,790	590,667,577	605,773,862

Dividends declared per common share	$0.70	$0.63	$0.24	$0.22
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	39-Week Period Ended		13-Week Period Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Net earnings	$740,634	$772,038	$226,166	$240,901

Other comprehensive income:

Foreign currency translation adjustment	(125,392)	23,977	(6,691)	(25,919)
Items presented net of tax:
Amortization of cash flow hedge	321	320	107	107
Amortization of unrecognized prior service cost	1,690	2,835	729	946
Amortization of unrecognized actuarial losses (gains), net	8,117	1,502	2,706	500
Amortization of unrecognized transition obligation	69	69	23	23
Pension liability assumption	(16,450)	—	—	—

Total other comprehensive (loss) income	(131,645)	28,703	(3,126)	(24,343)

Comprehensive income	$608,989	$800,741	$223,040	$216,558

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	39-Week Period Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net earnings	$740,634	$772,038
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	46,744	61,154
Depreciation and amortization	284,153	275,747
Deferred tax provision	495,732	450,569
Provision for losses on receivables	61,609	25,926
(Gain) on sale of assets	(741)	(2,496)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
Decrease (increase) in receivables	74,131	(138,425)
Decrease (increase) in inventories	96,617	(112,867)
(Increase) decrease in prepaid expenses and other current assets	(4,157)	61,230
(Decrease) increase in accounts payable	(179,160)	41,082
(Decrease) in accrued expenses	(125,637)	(81,931)
(Decrease) in accrued income taxes	(508,628)	(362,878)
Decrease in other assets	3,294	4,427
Increase in other long-term liabilities and prepaid pension cost, net	2,952	2,398
Excess tax benefits from share-based compensation arrangements	(2,818)	(3,352)

Net cash provided by operating activities	984,725	992,622

Cash flows from investing activities:
Additions to plant and equipment	(314,858)	(392,706)
Proceeds from sales of plant and equipment	3,224	11,428
Acquisition of businesses, net of cash acquired	(53,868)	(50,464)
(Increase) decrease in restricted cash	(1,127)	2,794

Net cash used for investing activities	(366,629)	(428,948)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	—	(486,122)
Other debt borrowings	502,460	755,892
Other debt repayments	(7,778)	(5,497)
Debt issuance costs	(3,007)	(4,192)
Common stock reissued from treasury	98,452	102,438
Treasury stock purchases	(438,843)	(529,179)
Dividends paid	(406,689)	(365,333)
Excess tax benefits from share-based compensation arrangements	2,818	3,352

Net cash used for financing activities	(252,587)	(528,641)

Effect of exchange rates on cash	(17,944)	1,014

Net increase in cash and cash equivalents	347,565	36,047
Cash and cash equivalents at beginning of period	551,552	207,872

Cash and cash equivalents at end of period	$899,117	$243,919

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$100,469	$88,514
Income taxes	510,147	386,570
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
2. CHANGES IN ACCOUNTING
SFAS 161
     As of December 28, 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161) became effective for Sysco. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The company has determined that no additional disclosures were necessary upon adoption but will continue to assess the need for additional disclosures in future periods.
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
3. NEW ACCOUNTING STANDARDS
FSP EITF 03-06-1
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share.” This standard will be effective for Sysco beginning in fiscal 2010 and interim periods within that year. All prior-period earnings per share data presented in filings subsequent to adoption must be adjusted retrospectively to conform with the provisions of this standard. Early application of FSP EITF 03-06-1 is not permitted. Sysco is currently evaluating the impact the adoption of FSP EITF 03-06-1 will have on its consolidated financial statements.
FSP FAS 132(R)-1
     In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This standard will be effective for Sysco in fiscal 2010, although early application of the standard is permitted. Upon initial application, the information required by FSP FAS 132(R)-1 is not required for earlier periods that are presented for comparative purposes. The company plans to adopt this standard in fiscal 2010 and is currently evaluating the impact the adoption of FSP FAS 132(R)-1 will have on its financial statement disclosures.
FSP FAS 141(R)-1
     In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Sysco will apply this standard on a prospective basis for business combinations beginning in fiscal 2010.
FSP FAS 107-1 and APB 28-1
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which is the first quarter of fiscal 2010 for Sysco. The company is currently evaluating the impact the adoption of FSP FAS 107-1 and APB 28-1 will have on its interim financial statement disclosures beginning in fiscal 2010.

4. FAIR VALUE MEASUREMENTS
     Cash equivalents primarily include time deposits, certificates of deposit, short-term investments and all highly liquid instruments with original maturities of three months or less. The fair values of cash equivalents reflected in the consolidated balance sheets were $713,267,000, $341,958,000 and $59,260,000 at March 28, 2009, June 28, 2008 and March 29, 2008, respectively. Pursuant to SFAS 157, the fair value of the company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of these dates, the company held no other assets or liabilities requiring fair value measurement or disclosure.
5. RESTRICTED CASH
     Sysco is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. Sysco has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit. All amounts in restricted cash at March 28, 2009, June 28, 2008 and March 29, 2008 represented funds deposited in insurance trusts.
6. DEBT
     As of March 28, 2009, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $138,000,000, of which none was outstanding.
     As of March 28, 2009, there were no commercial paper issuances outstanding.
     During the 39-week period ended March 28, 2009 the aggregate of commercial paper issuances and short-term bank borrowings ranged from zero to approximately $164,998,000.
     In February 2009, Sysco deregistered the securities remaining unsold under its then existing shelf registration statement that was filed with the Securities and Exchange Commission (SEC) in February 2008 for the issuance of debt securities. In February 2009, Sysco filed with the SEC an automatically effective well-known seasoned issuer shelf registration statement for the issuance of an indeterminate amount of debt securities that may be issued from time to time.
     In March 2009, Sysco issued 5.375% senior notes totaling $250,000,000 due March 17, 2019 (the 2019 notes) and 6.625% senior notes totaling $250,000,000 due March 17, 2039 (the 2039 notes) under its February 2009 shelf registration. The 2019 and 2039 notes, which were priced at 99.321% and 98.061% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by early redemption. Proceeds from the notes will be utilized over a period of time for general corporate purposes, which may include acquisitions, refinancing of debt, working capital, share repurchases and capital expenditures.
7. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 39-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Service cost	$60,643,000	$67,927,000	$367,000	$363,000
Interest cost	85,161,000	75,913,000	468,000	427,000
Expected return on plan assets	(95,566,000)	(101,509,000)	—	—
Amortization of prior service cost	2,643,000	4,490,000	98,000	109,000
Recognized net actuarial loss (gain)	13,295,000	2,556,000	(118,000)	(117,000)
Amortization of transition obligation	—	—	114,000	114,000

Net periodic benefit cost	$66,176,000	$49,377,000	$929,000	$896,000

     The components of net company-sponsored benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Service cost	$20,256,000	$22,643,000	$122,000	$121,000
Interest cost	28,555,000	25,304,000	156,000	142,000
Expected return on plan assets	(31,855,000)	(33,837,000)	—	—
Amortization of prior service cost	1,149,000	1,498,000	33,000	37,000
Recognized net actuarial loss (gain)	4,432,000	851,000	(39,000)	(39,000)
Amortization of transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$22,537,000	$16,459,000	$310,000	$299,000

     Sysco’s contributions to its company-sponsored defined benefit plans were $91,889,000 and $69,237,000 during the 39-week periods ended March 28, 2009 and March 29, 2008, respectively.
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
     During the first quarter of fiscal 2009, the company merged active participants from an under-funded multi-employer pension plan into its Retirement Plan and assumed $26,704,000 of liabilities as part of its withdrawal agreement from this plan. These liabilities are due to the assumption of prior service costs related to the active participants and their accrued benefits which were previously included in this multi-employer plan. This resulted in a charge of $16,450,000 to other comprehensive loss, net of tax, in the first 39 weeks of fiscal 2009. See further discussion of this withdrawal under Multi-Employer Pension Plans in Note 13, Commitments and Contingencies.
8. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	39-Week Period Ended		13-Week Period Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Numerator:
Net earnings	$740,634,000	$772,038,000	$226,166,000	$240,901,000

Denominator:

Weighted-average basic shares outstanding	596,653,289	607,380,306	590,152,592	603,170,150
Dilutive effect of employee and director stock options	1,038,026	4,861,484	514,985	2,603,712

Weighted-average diluted shares outstanding	597,691,315	612,241,790	590,667,577	605,773,862

Basic earnings per share:	$1.24	$1.27	$0.38	$0.40

Diluted earnings per share:	$1.24	$1.26	$0.38	$0.40

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 62,600,000 and 32,700,000 for the first 39 weeks of fiscal 2009 and 2008, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 66,600,000 and 46,500,000 for the third quarter of fiscal 2009 and 2008, respectively.
9. COMPREHENSIVE INCOME
     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity. Comprehensive income was $608,989,000 and $800,741,000 for the first 39 weeks of fiscal 2009 and fiscal 2008, respectively. Comprehensive income was $223,040,000 and $216,558,000 for the third quarter of fiscal 2009 and fiscal 2008, respectively.
     A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

	39-Week Period Ended March 28, 2009
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
Foreign currency translation adjustment	$(125,392,000)	$—	$(125,392,000)
Amortization of cash flow hedge	521,000	200,000	321,000
Amortization of unrecognized prior service cost	2,741,000	1,051,000	1,690,000
Amortization of unrecognized actuarial losses	13,177,000	5,060,000	8,117,000
Amortization of unrecognized transition obligation	114,000	45,000	69,000
Pension liability assumption	(26,704,000)	(10,254,000)	(16,450,000)

Other comprehensive loss	$(135,543,000)	$(3,898,000)	$(131,645,000)

	39-Week Period Ended March 29, 2008
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
Foreign currency translation adjustment	$23,977,000	$—	$23,977,000
Amortization of cash flow hedge	519,000	199,000	320,000
Amortization of unrecognized prior service cost	4,599,000	1,764,000	2,835,000
Amortization of unrecognized actuarial losses	2,439,000	937,000	1,502,000
Amortization of unrecognized transition obligation	114,000	45,000	69,000

Other comprehensive income	$31,648,000	$2,945,000	$28,703,000

	13-Week Period Ended March 28, 2009
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
Foreign currency translation adjustment	$(6,691,000)	$—	$(6,691,000)
Amortization of cash flow hedge	174,000	67,000	107,000
Amortization of unrecognized prior service cost	1,182,000	453,000	729,000
Amortization of unrecognized actuarial losses	4,393,000	1,687,000	2,706,000
Amortization of unrecognized transition obligation	38,000	15,000	23,000

Other comprehensive loss	$(904,000)	$2,222,000	$(3,126,000)

	13-Week Period Ended March 29, 2008
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
Foreign currency translation adjustment	$(25,919,000)	$—	$(25,919,000)
Amortization of cash flow hedge	173,000	66,000	107,000
Amortization of unrecognized prior service cost	1,535,000	589,000	946,000
Amortization of unrecognized actuarial losses	812,000	312,000	500,000
Amortization of unrecognized transition obligation	38,000	15,000	23,000

Other comprehensive loss	$(23,361,000)	$982,000	$(24,343,000)

10. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans. Sysco also previously provided share-based compensation under its Management Incentive Plans.
Stock Incentive Plans
     In the first 39 weeks of fiscal 2009 and fiscal 2008, options to purchase 8,089,750 and 6,415,800 shares, respectively, were granted to employees from the 2007 Stock Incentive Plan.
     The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 39 weeks of fiscal 2009 and fiscal 2008 was $5.88 and $6.50, respectively.
     In the first 39 weeks of fiscal 2009, 75,822 shares of restricted stock were granted to an employee from the 2007 Stock Incentive Plan. There were no restricted stock grants from the 2007 Stock Incentive Plan in the first 39 weeks of fiscal 2008.
     In the first 39 weeks of fiscal 2009 and fiscal 2008, 65,631 and 52,430 shares, respectively, of restricted stock were granted to non-employee directors from the 2005 Non-Employee Directors Stock Plan.
Employees’ Stock Purchase Plan
     Shares of Sysco common stock purchased by plan participants under the Sysco Employees’ Stock Purchase Plan during the first 39 weeks of fiscal 2009 and 2008 were 1,486,396 and 1,287,844 respectively.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.01 and $4.98 during the first 39 weeks of fiscal 2009 and 2008, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.
Management Incentive Compensation
     A total of 672,087 shares and 588,143 shares at a fair value per share of $28.22 and $32.99, respectively, were issued pursuant to the Management Incentive Plan in the first quarter of fiscal 2009 and fiscal 2008, respectively, for bonuses earned in the preceding fiscal years.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $46,744,000 and $61,154,000 for the first 39 weeks of fiscal 2009 and fiscal 2008, respectively.
     The total share-based compensation cost that has been recognized in results of operations was $11,615,000 and $18,036,000 for the third quarter of fiscal 2009 and fiscal 2008, respectively.

     As of March 28, 2009, there was $72,512,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.08 years.
11. INCOME TAXES
     The effective tax rate for the first 39 weeks of fiscal 2009 was 41.2%, an increase from the effective tax rate of 38.5% for the first 39 weeks of fiscal 2008. The effective tax rate for the first 39 weeks of fiscal 2009 was negatively impacted by two items. First, the carrying values of the company’s corporate-owned life insurance policies are adjusted to their cash surrender values. The loss of $63,284,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first 39 weeks of fiscal 2009 is non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period. Second, the company recorded a tax adjustment to accrue for a previously unidentified tax contingency arising from a recent tax audit and an additional provision for state tax contingencies. The effective tax rate for the first 39 weeks of fiscal 2009 was positively impacted by a decrease in a tax provision for a foreign tax liability resulting from changes in exchange rates.
     The effective tax rate for the first 39 weeks of fiscal 2008 was positively impacted by the recognition of a tax benefit of approximately $7,700,000 resulting from a net operating tax loss deferred tax asset which arose due to an enacted state tax law and $7,300,000 related to the reversal of valuation allowances previously recorded on certain Canadian net operating loss deferred tax assets. The effective tax rate for the first 39 weeks of fiscal 2008 was negatively impacted by the loss of $9,293,000 recorded to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values in the first 39 weeks of fiscal 2008.
     The effective rate for the third quarter of fiscal 2009 was 40.6%, an increase from the effective tax rate of 39.2% for the third quarter of fiscal 2008. The effective tax rate for the third quarter of fiscal 2009 was negatively impacted by the recording of an additional provision for state tax contingencies and the loss of $8,680,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the third quarter of fiscal 2009.
     The effective rate for the third quarter of fiscal 2008 was negatively impacted by the loss of $14,316,000 recorded to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values in the third quarter of fiscal 2008. The effective rate for the third quarter of fiscal 2008 was favorably impacted by $7,300,000 related to the reversal of valuation allowances previously recorded on certain Canadian net operating loss deferred tax assets.
     As of March 28, 2009, the gross amount of unrecognized tax benefits was $103,298,000 and the gross amount of accrued interest liabilities was $146,683,000. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.
     Reflected in the changes in the net deferred tax liability and accrued income tax balances from June 28, 2008 to March 28, 2009 is the reclassification of deferred tax liabilities to accrued income taxes related to supply chain distributions. This reclassification reflects the tax payments to be made during the next twelve months related to previously deferred supply chain distributions.
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

12. ACQUISITIONS
     During the first 39 weeks of fiscal 2009, in the aggregate, the company paid cash of $53,868,000 for acquisitions made during fiscal 2009 and for contingent consideration related to operations acquired in previous fiscal years. The fiscal 2009 acquisitions were immaterial to the consolidated financial statements.
     Certain acquisitions involve contingent consideration typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of March 28, 2009 included $28,947,000 in cash which, if distributed, could result in the recording of additional goodwill.
     In the early part of the fourth quarter, Sysco announced the acquisition of Pallas Foods Limited (Pallas), a leading foodservice distributor in Ireland. This acquisition will not be material to Sysco’s consolidated financial statements. Pallas operates its broadline distribution business from its base in Newcastle West supplemented by eight operating depots throughout Ireland.
13. COMMITMENTS AND CONTINGENCIES
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
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the most recent information available from plan administrators, Sysco’s share of withdrawal liability on most of the multi-employer plans it participates in, some of which appear to be under-funded, was estimated to be $80,000,000 as of March 28, 2009 based on a voluntary withdrawal. The current estimate of the withdrawal liability is lower than the $140,000,000 disclosed as of June 28, 2008, primarily due to the company’s withdrawal during the first 39 weeks of fiscal 2009 from two multi-employer pension plans as discussed below. Because the company is not provided the information by the plan administrators on a timely basis and the company expects that many multi-employer pension plans’ assets have declined due to recent stock market performance, Sysco believes its share of the withdrawal liability could be greater than the $80,000,000 estimate as of March 28, 2009. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of March 28, 2009, Sysco had approximately $17,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which Sysco’s voluntary withdrawal has already occurred.

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
     During fiscal 2008, the company obtained information that a multi-employer pension plan it participated in failed to satisfy minimum funding requirements for certain periods and concluded that it was probable that additional funding would be required as well as the payment of excise tax. As a result, during fiscal 2008, Sysco recorded a liability of approximately $16,500,000 related to its share of the minimum funding requirements and related excise tax for these periods. During the first quarter of fiscal 2009, Sysco effectively withdrew from this multi-employer pension plan in an effort to secure benefits for Sysco’s employees that were participants in the plan and to manage the company’s exposure to this under-funded plan. Sysco agreed to pay $15,000,000 to the plan, which included the minimum funding requirements. In connection with this withdrawal agreement, Sysco merged participants from this plan into its company-sponsored Retirement Plan and assumed $26,704,000 in liabilities. The payment to the plan was made in the second quarter of fiscal 2009. If this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, prior to September 2010, the company could have additional liability. The company does not currently believe a mass withdrawal from this plan prior to September 2010 is probable.
     During the fourth quarter of fiscal 2008, the union members of one of the company’s subsidiaries voted to decertify from their union. This action triggered a partial withdrawal from the multi-employer pension plan that covered these union members. As a result, Sysco recorded a withdrawal liability of approximately $5,800,000 related to this plan.
BSCC Cooperative Structure
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code. Sysco believes that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, Sysco could be required to accelerate the payment of all or a portion of its income tax liabilities associated with BSCC that it otherwise has deferred until future periods. In that event, Sysco would be liable for interest on such amounts. As of March 28, 2009, Sysco has recorded deferred income tax liabilities of $953,578,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, Sysco estimates that in addition to making a current payment for amounts previously deferred, as discussed above, the company may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $350,000,000 to $390,000,000, prior to federal and state income tax benefit, as of March 28, 2009. Sysco calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of the company’s 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. The company is vigorously protesting these adjustments. The company has reviewed the merits of the issues raised by the IRS and, while management believes it is probable the company will prevail, the company concluded the measurement model of FIN 48 (adopted in fiscal 2008) required an accrual for a portion of the interest exposure.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of March 28, 2009, outstanding forward diesel fuel purchase commitments totaled approximately $101,000,000 at a fixed price through the end of December 2009. In April 2009, Sysco entered additional forward purchase commitments totaling approximately $13,000,000 at a fixed price through March 2010.

14. BUSINESS SEGMENT INFORMATION
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
     Included in corporate expenses and consolidated adjustments, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;

•	Share-based compensation expense related to employee stock option and restricted stock grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors; and

•	Corporate-level depreciation and amortization expense.

     The following table sets forth certain financial information for Sysco’s business segments:

	39-Week Period Ended		13-Week Period Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Sales (in thousands):
Broadline	$21,976,065	$22,084,857	$6,898,126	$7,236,940
SYGMA	3,655,045	3,371,693	1,194,236	1,138,660
Other	2,478,273	2,682,015	751,476	882,075
Intersegment sales	(342,801)	(346,659)	(104,488)	(111,118)

Total	$27,766,582	$27,791,906	$8,739,350	$9,146,557

	39-Week Period Ended		13-Week Period Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Operating income (in thousands):
Broadline	$1,416,181	$1,361,472	$421,057	$435,044
SYGMA	23,795	9,202	9,453	4,462
Other	86,936	98,572	26,481	32,817

Total segments	1,526,912	1,469,246	456,991	472,323
Corporate expenses and consolidated adjustments	(194,973)	(147,957)	(51,668)	(54,679)

Total operating income	1,331,939	1,321,289	405,323	417,644

Interest expense	83,043	84,030	28,233	28,744
Other income, net	(11,550)	(18,660)	(3,514)	(7,285)

Earnings before income taxes	$1,260,446	$1,255,919	$380,604	$396,185

	March 28, 2009	June 28, 2008	March 29, 2008
Assets (in thousands):
Broadline	$5,738,289	$5,880,738	$5,910,697
SYGMA	384,014	414,044	400,399
Other	943,200	1,005,740	998,803

Total segments	7,065,503	7,300,522	7,309,899
Corporate	3,071,549	2,781,771	2,651,086

Total	$10,137,052	$10,082,293	$9,960,985

15. SUPPLEMENTAL GUARANTOR INFORMATION
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

	Condensed Consolidating Balance Sheet
	March 28, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$783,041	$—	$4,443,227	$—	$5,226,268
Investment in subsidiaries	12,845,626	374,307	183,853	(13,403,786)	—
Plant and equipment, net	246,452	—	2,645,441	—	2,891,893
Other assets	591,333	839	1,426,719	—	2,018,891

Total assets	$14,466,452	$375,146	$8,699,240	$(13,403,786)	$10,137,052

Current liabilities	$347,035	$4,123	$2,764,934	$—	$3,116,092
Intercompany payables (receivables)	8,119,268	37,514	(8,156,782)	—	—
Long-term debt	2,220,064	199,800	43,379	—	2,463,243
Other liabilities	487,532	—	739,008	—	1,226,540
Shareholders’ equity	3,292,553	133,709	13,308,701	(13,403,786)	3,331,177

Total liabilities and shareholders’ equity	$14,466,452	$375,146	$8,699,240	$(13,403,786)	$10,137,052

	Condensed Consolidating Balance Sheet
	June 28, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$526,109	$—	$4,648,924	$—	$5,175,033
Investment in subsidiaries	14,202,506	398,065	118,041	(14,718,612)	—
Plant and equipment, net	202,778	—	2,687,012	—	2,889,790
Other assets	593,699	1,262	1,422,509	—	2,017,470

Total assets	$15,525,092	$399,327	$8,876,486	$(14,718,612)	$10,082,293

Current liabilities	$412,042	$986	$3,086,315	$—	$3,499,343
Intercompany payables (receivables)	9,670,465	100,027	(9,770,492)	—	—
Long-term debt	1,729,401	199,752	46,282	—	1,975,435
Other liabilities	468,213	—	730,316	—	1,198,529
Shareholders’ equity	3,244,971	98,562	14,784,065	(14,718,612)	3,408,986

Total liabilities and shareholders’ equity	$15,525,092	$399,327	$8,876,486	$(14,718,612)	$10,082,293

	Condensed Consolidating Balance Sheet
	March 29, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$219,823	$—	$4,660,675	$—	$4,880,498
Investment in subsidiaries	13,756,751	381,547	114,990	(14,253,288)	$—
Plant and equipment, net	223,576	—	2,633,654	—	$2,857,230
Other assets	700,782	1,328	1,521,147	—	$2,223,257

Total assets	$14,900,932	$382,875	$8,930,466	$(14,253,288)	$9,960,985

Current liabilities	$293,155	$3,997	$3,133,045	$—	$3,430,197
Intercompany payables (receivables)	9,144,719	83,461	(9,228,180)	—	$—
Long-term debt	1,779,350	214,426	46,770	—	$2,040,546
Other liabilities	560,238	—	649,057	—	$1,209,295
Shareholders’ equity	3,123,470	80,991	14,329,774	(14,253,288)	$3,280,947

Total liabilities and shareholders’ equity	$14,900,932	$382,875	$8,930,466	$(14,253,288)	$9,960,985

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended March 28, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$27,766,582	$—	$27,766,582
Cost of sales	—	—	22,492,837	—	22,492,837

Gross margin	—	—	5,273,745	—	5,273,745
Operating expenses	194,992	81	3,746,733	—	3,941,806

Operating income	(194,992)	(81)	1,527,012	—	1,331,939
Interest expense (income)	359,549	8,897	(285,403)	—	83,043
Other income, net	(2,416)	—	(9,134)	—	(11,550)

Earnings (losses) before income taxes	(552,125)	(8,978)	1,821,549	—	1,260,446
Income tax (benefit) provision	(227,740)	(3,799)	751,351	—	519,812
Equity in earnings of subsidiaries	1,065,019	34,226	—	(1,099,245)	—

Net earnings	$740,634	$29,047	$1,070,198	$(1,099,245)	$740,634

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended March 29, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$27,791,906	$—	$27,791,906
Cost of sales	—	—	22,498,463	—	22,498,463

Gross margin	—	—	5,293,443	—	5,293,443
Operating expenses	157,668	108	3,814,378	—	3,972,154

Operating income	(157,668)	(108)	1,479,065	—	1,321,289
Interest expense (income)	341,523	8,871	(266,364)	—	84,030
Other income, net	(6,372)	—	(12,288)	—	(18,660)

Earnings (losses) before income taxes	(492,819)	(8,979)	1,757,717	—	1,255,919
Income tax (benefit) provision	(189,874)	(3,459)	677,214	—	483,881
Equity in earnings of subsidiaries	1,074,983	20,621	—	(1,095,604)	—

Net earnings	$772,038	$15,101	$1,080,503	$(1,095,604)	$772,038

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended March 28, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,739,350	$—	$8,739,350
Cost of sales	—	—	7,102,274	—	7,102,274

Gross margin	—	—	1,637,076	—	1,637,076
Operating expenses	54,387	22	1,177,344	—	1,231,753

Operating income	(54,387)	(22)	459,732	—	405,323
Interest expense (income)	109,425	3,083	(84,275)	—	28,233
Other income, net	(324)	—	(3,190)	—	(3,514)

Earnings (losses) before income taxes	(163,488)	(3,105)	547,197	—	380,604
Income tax (benefit) provision	(66,350)	(1,360)	222,148	—	154,438
Equity in earnings of subsidiaries	323,304	6,813	—	(330,117)	—

Net earnings	$226,166	$5,068	$325,049	$(330,117)	$226,166

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended March 29, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,146,557	$—	$9,146,557
Cost of sales	—	—	7,412,036	—	7,412,036

Gross margin	—	—	1,734,521	—	1,734,521
Operating expenses	59,709	34	1,257,134	—	1,316,877

Operating income	(59,709)	(34)	477,387	—	417,644
Interest expense (income)	117,441	2,913	(91,610)	—	28,744
Other income, net	(939)	—	(6,346)	—	(7,285)

Earnings (losses) before income taxes	(176,211)	(2,947)	575,343	—	396,185
Income tax (benefit) provision	(68,864)	(1,154)	225,302	—	155,284
Equity in earnings of subsidiaries	348,248	5,756	—	(354,004)	—

Net earnings	$240,901	$3,963	$350,041	$(354,004)	$240,901

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended March 28, 2009
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:
Operating activities	$(298,011)	$32,655	$1,250,081	$984,725
Investing activities	(66,175)	—	(300,454)	(366,629)
Financing activities	(250,502)	—	(2,085)	(252,587)
Effect of exchange rate on cash	—	—	(17,944)	(17,944)
Intercompany activity	870,700	(32,655)	(838,045)	—

Net (decrease) increase in cash	256,012	—	91,553	347,565
Cash at the beginning of the period	486,646	—	64,906	551,552

Cash at the end of the period	$742,658	$—	$156,459	$899,117

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended March 29, 2008
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by:
Operating activities	$(191,748)	$16,737	$1,167,633	$992,622
Investing activities	(73,707)	—	(355,241)	(428,948)
Financing activities	(504,425)	(29,361)	5,145	(528,641)
Effect of exchange rate on cash	—	—	1,014	1,014
Intercompany activity	815,269	12,624	(827,893)	—

Net decrease in cash	45,389	—	(9,342)	36,047
Cash at the beginning of the period	135,879	—	71,993	207,872

Cash at the end of the period	$181,268	$—	$62,651	$243,919

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
Highlights
     We continued to experience a difficult economic environment in the first 39 weeks of fiscal 2009. We believe the deteriorating economic conditions and heightened turmoil in the financial markets have adversely impacted consumer disposable income and consumer spending patterns, which in turn is impacting our industry. Our industry has experienced volatile fuel prices and food costs, and our customers have experienced lower customer traffic. Food cost inflation, which we began to experience at high levels in the fourth quarter of fiscal 2007 and which prevailed through the second quarter of fiscal 2009, moderated in the third quarter. All of these factors negatively impacted sales and operating income in fiscal 2008 and in the first 39 weeks of fiscal 2009. The decline in the financial markets had an additional impact on our operating income because Sysco invests in life insurance policies in order to provide for certain retirement programs. The value of our investments in corporate-owned life insurance policies is largely based on the values of underlying investments, which include publicly traded securities. Due to the decline in the financial markets, we have experienced losses in the cash surrender values of these policies, which has reduced operating income.
First 39 Weeks
     Sales decreased 0.1% in the first 39 weeks of fiscal 2009 over the comparable prior year period primarily due to deteriorating economic conditions and the resulting impact on consumer spending. Inflation, as measured by product cost increases, was an estimated 6.2% during the first 39 weeks of fiscal 2009. Our operating companies have continued to manage their businesses effectively in a difficult environment. Operating income increased to $1,331,939,000, or 4.8% of sales, a 0.8% increase over the comparable prior year period. Basic and diluted earnings per share in the first 39 weeks of fiscal 2009 decreased 2.4% and 1.6% respectively, from the comparable prior year period. The effective tax rate for the first 39 weeks of fiscal 2009 was negatively impacted by the non-deductibility of the losses recorded on corporate-owned life insurance and accruals for tax contingencies, partially offset by a decrease in our provision for a foreign tax liability.
     Operating income for the first 39 weeks of fiscal 2009 was negatively impacted by the combined effect of increased losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values and an increase in the provision for losses on receivables. The negative impact of these additional expenses was more than offset by operating efficiencies and reduced payroll expense related to reduced headcount and lower incentive compensation. In addition, our fuel costs increased in the first 39 weeks of fiscal 2009, driven by higher contracted fuel prices as compared to the first 39 weeks of fiscal 2008. We partially offset the impact of these higher fuel costs through fuel usage reduction measures and fuel surcharges.
Third Quarter
     Sales decreased 4.5% in the third quarter of fiscal 2009 over the comparable prior year period primarily due to deteriorating economic conditions and the resulting impact on consumer spending. Inflation, as measured by product cost increases, was an estimated 3.3% during the third quarter of fiscal 2009. Operating income decreased to $405,323,000, or 4.6% of sales, a 3.0% decrease from the comparable prior year period. Both basic and diluted earnings per share in the third quarter of fiscal 2009 decreased 5.0% from the comparable prior year period. The effective tax rate for the third quarter of fiscal 2009 was negatively impacted by accruals for tax contingencies and the non-deductibility of the losses recorded on corporate-owned life insurance.
     Operating income for the third quarter of fiscal 2009 was negatively impacted primarily by the decline in sales. Operating expenses declined 6.5% primarily through operating efficiencies and reduced payroll expense related to reduced headcount and lower incentive compensation. The positive impact of these expense reductions was partially offset by an increase in the provision for losses on receivables. The losses recorded on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values did not have a significant impact on operating income for the third quarter of fiscal 2009.

     We believe we will continue to experience a difficult economic environment for the remainder of fiscal 2009 and therefore we expect that the sales trend experienced in the third quarter of fiscal 2009 will not improve in the fourth quarter of fiscal 2009, which may place corresponding pressure on our operating earnings. The performance of the financial markets will continue to influence the cash surrender values of our corporate-owned life insurance policies, which could cause volatility in operating income, net earnings and earnings per share.
Overview
     Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located throughout the United States and Canada and include broadline companies, specialty produce companies, custom-cut meat operations, hotel supply operations, SYGMA (our chain restaurant distribution subsidiary) and a company that distributes to international customers.
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
Strategic Business Initiatives
     Sysco maintains strategic focus areas which aim to help us achieve our long-term vision of becoming the global leader of the efficient, multi-temperature food product value chain. The focus areas, which are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, are Sourcing and National Supply Chain, Integrated Delivery, Demand and Organizational Capabilities. These focus areas generally comprise the initiatives that are currently serving as the foundation of our efforts to ensure a sustainable future. Over time, several of these focus areas have been integrated into our operations. During fiscal 2009, as part of the Organizational Capabilities initiative, Sysco has commenced the design of an enterprise-wide project to implement an integrated software system to support the majority of our business processes. The objective of this initiative is to improve the efficiency and effectiveness of our operations.
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
     As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses. In the early part of the fourth quarter, we announced our acquisition of Pallas Foods Limited (Pallas), a leading foodservice distributor in Ireland. Pallas operates its broadline distribution business from its base in Newcastle West supplemented by eight operating depots throughout Ireland.

Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	39-Week Period Ended		13-Week Period Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.0	81.0	81.3	81.0

Gross margin	19.0	19.0	18.7	19.0
Operating expenses	14.2	14.3	14.1	14.4

Operating income	4.8	4.7	4.6	4.6
Interest expense	0.3	0.3	0.3	0.3
Other income, net	—	(0.1)	(0.1)	(0.1)

Earnings before income taxes	4.5	4.5	4.4	4.4
Income taxes	1.8	1.7	1.8	1.8

Net earnings	2.7%	2.8%	2.6%	2.6%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	39-Week Period	13-Week Period

Sales	(0.1)%	(4.5)%
Cost of sales	(0.0)	(4.2)

Gross margin	(0.4)	(5.6)
Operating expenses	(0.8)	(6.5)

Operating income	0.8	(3.0)
Interest expense	(1.2)	(1.8)
Other income, net	(38.1)	(51.8)

Earnings before income taxes	0.4	(3.9)
Income taxes	7.4	(0.5)

Net earnings	(4.1)%	(6.1)%

Basic earnings per share	(2.4)%	(5.0)%
Diluted earnings per share	(1.6)	(5.0)

Average shares outstanding	(1.8)	(2.2)
Diluted shares outstanding	(2.4)	(2.5)
Sales
     Sales were 0.1% less in the first 39 weeks and 4.5% less in the third quarter of fiscal 2009 than the comparable periods of the prior year. Non-comparable acquisitions did not have a material impact on the overall sales comparisons for the first 39 weeks of fiscal 2009 or the third quarter of fiscal 2009.
     Product cost inflation and the resulting increase in selling prices had a significant impact on sales levels in the first 39 weeks of fiscal 2009. Estimated product cost increases, an internal measure of inflation, were estimated as 6.2% during the first 39 weeks of fiscal 2009 and 3.3% during the third quarter of fiscal 2009, as compared to 6.0% during the first 39 weeks of fiscal 2008 and 6.2% during the third quarter of fiscal 2008.
     The sales trend declined throughout fiscal 2008 and into fiscal 2009 from a positive 8.5% in the first quarter of fiscal 2008 to a negative 4.5% in the third quarter of fiscal 2009. We believe the deteriorating economic conditions, which are placing pressure on consumer disposable income, are contributing to a decline in volume in the foodservice market and, in turn, have contributed to a reduction in our sales. We believe we will continue to experience a difficult economic environment for the remainder of fiscal 2009 and therefore we expect that the sales trend experienced in the third quarter of fiscal 2009 will not improve in the fourth quarter of fiscal 2009.
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
     Operating income increased 0.8% in the first 39 weeks of fiscal 2009 over the first 39 weeks of fiscal 2008, increasing slightly to 4.8% of sales. This slight increase in operating income was primarily due to decreased operating expenses. Gross margin dollars decreased 0.4% in the first 39 weeks of fiscal 2009 over the first 39 weeks of fiscal 2008, while operating expenses decreased 0.8% in the first 39 weeks of fiscal 2009.
     Operating income decreased 3.0% in the third quarter of fiscal 2009 from the third quarter of fiscal 2008, remaining the same at 4.6% of sales. Operating income declined primarily due to a decline in sales offset by decreased operating expenses. Gross margin dollars decreased 5.6% in the third quarter of fiscal 2009 from the third quarter of fiscal 2008, while operating expenses decreased 6.5% in the third quarter of fiscal 2009.
     Beginning in the fourth quarter of fiscal 2007, Sysco began experiencing high levels of product cost increases in numerous product categories. These increases persisted throughout fiscal 2008 at levels approximating 6.0% and rose even higher to 7.6% in the first 26 weeks of fiscal 2009. The level of product cost increases moderated during the third quarter of fiscal 2009, with estimated product cost increases of 3.3% for the quarter and 6.2% for the first 39 weeks. Generally, Sysco attempts to pass increased costs to its customers; however, because of contractual and competitive reasons, we are not able to pass along all of the product cost increases immediately. Prolonged periods of high inflation, such as those we have recently experienced, have a negative impact on our customers, as high food costs and fuel costs can reduce consumer spending in the food-prepared-away-from home market. As a result, these factors may negatively impact our sales, gross margins and earnings. It is uncertain if product cost increases will continue to moderate or if product costs will begin to decrease. We may also be negatively impacted by periods of prolonged product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.
     We believe the operating expense performance for the first 39 weeks of fiscal 2009 was aided by operating efficiencies and reduced payroll expense related to reduced headcount and lower incentive compensation. The positive impact of these expense reductions was partially offset by the combined effect of increased losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values and an increase in the provision for losses on receivables. In addition, fuel costs increased during the first 39 weeks of fiscal 2009. Operating expenses in the third quarter of fiscal 2009 declined 6.5% primarily through operating efficiencies and reduced payroll expense related to reduced headcount and lower incentive compensation. The positive impact of these expense reductions was partially offset by an increase in the provision for losses on receivables.
     We adjust the carrying values of our corporate-owned life insurance policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are largely based on the values of underlying investments, which include publicly traded securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. The decline in the financial markets resulted in losses for these policies of $63,284,000 and $8,680,000 in the first 39 weeks and the third quarter of fiscal 2009, respectively. These losses compared to the recognition of losses of $9,293,000 and $14,316,000 in the first 39 weeks and the third quarter of fiscal 2008, respectively. The performance of the financial markets will continue to influence the cash surrender values of our corporate-owned life insurance policies, which could cause volatility in operating income, net earnings and earnings per share.

     The provision for losses on receivables increased by $35,683,000 in the first 39 weeks of fiscal 2009 and $21,118,000 in the third quarter over the comparable prior year periods. The current economic conditions and related decrease in consumer demand combined with tightening credit markets have impacted the liquidity of some of our customers, resulting in an increase in delinquent payments on accounts receivable. The increase in our provision for losses on receivables is related to customer accounts across our customer base without concentration in any specific location. We continue to monitor our customer account balances and our credit policies and believe continued strong credit practices will be necessary to avoid significant increases in our provision for losses on receivables. However, if the difficult economic environment persists, we expect to continue to experience increases in our provision for losses on receivables.
     Payroll expense decreased by $144,051,000 in the first 39 weeks and $90,276,000 in the third quarter of fiscal 2009 from the comparable prior year periods. The reduction was due to a combination of reduced headcount and lower incentive compensation. The criteria for paying annual bonuses to our corporate officers and certain portions of operating company management bonuses are tied to overall company performance. Based on results of the first 39 weeks of fiscal 2009, it is not likely that the criteria for payment of such bonuses for fiscal 2009 will be met; therefore, the provision for current year management incentive bonuses was lower in the first 39 weeks and third quarter of fiscal 2009, respectively, than in the comparable prior year periods when the company met the criteria for paying annual bonuses.
     Sysco’s fuel costs increased by $51,898,000 in the first 39 weeks of fiscal 2009 over the comparable prior year period, primarily due to increased contracted diesel prices. Sysco’s fuel costs were comparable for the third quarter of fiscal 2009 and the third quarter of fiscal 2008. Sysco’s costs per gallon increased 30.3% in the first 39 weeks of fiscal 2009 over the comparable prior year period. Sysco’s activities to manage increased fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges. Fuel surcharges were approximately $31,400,000 higher in the first 39 weeks and $8,600,000 lower in the third quarter of fiscal 2009 over the comparable periods of the prior year due to greater usage of these surcharges in the first half of fiscal 2009. Fuel surcharges are reflected within sales and gross margins.
     We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements to lessen the volatility of our fuel costs due to changes in the price of diesel. In the first 39 weeks and third quarter of fiscal 2009, our forward purchase commitments resulted in an estimated $50,000,000 and $22,000,000, respectively, of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes. In the first 39 weeks of fiscal 2008, our forward purchase commitments resulted in an estimated $10,000,000 of avoided fuel costs as the fixed price contracts were lower than market prices for the contracted volumes. Our forward purchase commitments did not have an impact on fuel costs for the third quarter of fiscal 2008, as the contracts in place during that quarter were generally near market prices.
     As of March 28, 2009, we have forward diesel fuel commitments totaling approximately $101,000,000 through December 2009. In April 2009, we entered additional forward purchase commitments totaling approximately $13,000,000 at a fixed price through March 2010. Together, these contracts will lock in the price of approximately 70% of our fuel purchase needs for the remainder of fiscal 2009 and approximately 40% of our fuel purchase needs for the first 39 weeks of fiscal 2010. Our commitments through August 2009 were entered into at prevailing rates from mid-July through mid-August 2008. As a result, these contracts are at fixed prices greater than both the prices incurred during same periods in the previous fiscal years and current market prices. The remainder of our outstanding contracts were entered into at the prevailing rates in March and April 2009 and thus the fixed price on these contracts reflects the lower current market price for diesel.
     Fuel costs for the fourth quarter of fiscal 2009, exclusive of any amounts recovered through fuel surcharges, are expected to slightly decrease as compared to the same period in fiscal 2008. Our estimate is based upon the prevailing market prices for diesel in mid-April 2009, the cost committed to in our forward fuel purchase agreements currently in place for the fourth quarter, which are at fixed prices in excess of current market prices, and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset our increases in fuel expense, including the use of fuel surcharges and overall expense management. However, consistent with the lower current market price for diesel, we expect fuel surcharges to be lower in the fourth quarter of fiscal 2009 as compared to the comparable prior year period.
     Net company-sponsored pension costs in the first 39 weeks and third quarter of fiscal 2009 were $16,799,000 and $6,078,000 higher, respectively, than in the comparable prior year periods, due primarily to the recognition of actuarial losses from lower returns on assets of the qualified pension plan during fiscal 2008, partially offset by a decrease in expense due to amendments to our Supplemental Executive Retirement Plan.

     Share-based compensation expense in the first 39 weeks of fiscal 2009 and third quarter of fiscal 2009 was $14,410,000 and $6,421,000 lower, respectively, than in the comparable prior year periods. This decrease was due primarily to two factors. First, option grants in prior years were at greater levels than in recent years, resulting in reduced compensation expense being recognized in fiscal 2009. Secondly, the Management Incentive Plan annual bonus awards have been modified, beginning with fiscal 2009, to exclude the previous stock award component. As a result, the share-based compensation expense related to the stock award component of the incentive bonuses recorded in previous years was not incurred in the first quarter of fiscal 2009, and overall share-based based compensation expense was reduced as compared to the comparable prior year period. Beginning in fiscal 2010, we expect to replace the stock award component of the incentive bonuses with annual discretionary restricted stock grants subject to time-based vesting.
     In the second quarter of fiscal 2009, we recorded a provision of $9,585,000 for a withdrawal liability from a multi-employer pension plan from which union members elected to withdraw. In the first quarter of fiscal 2008, we recorded a provision of $9,410,000 related to additional amounts that we expected to be required to contribute to an underfunded multi-employer pension plan.
Net Earnings
     Net earnings declined 4.1% in the first 39 weeks from the comparable period of the prior year due primarily to the impact of changes in income taxes discussed below, as well as the factors discussed above. Net earnings declined 6.1% in the third quarter of fiscal 2009 from the comparable period of the prior year due primarily to the factors discussed above, as well as the impact of changes in income taxes discussed below.
     The effective tax rate was 41.2% in the first 39 weeks of fiscal 2009 and 38.5% in the first 39 weeks of fiscal 2008. The effective tax rate for the first 39 weeks of fiscal 2009 was negatively impacted by two items. First, the loss of $63,284,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first 39 weeks of fiscal 2009 was non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period. Second, the company recorded a tax adjustment to accrue for a previously unidentified tax contingency arising from a recent tax audit and an additional provision for state tax contingencies. These contingencies are unrelated to the ongoing appeals process with the Internal Revenue Service (IRS) related to the taxability of the cooperative structure as discussed below in “Liquidity and Capital Resources, Other Considerations.” The effective tax rate for the first 39 weeks of fiscal 2009 was positively impacted by a decrease in our tax provision for a foreign tax liability resulting from changes in exchange rates.
     The effective tax rate for the first 39 weeks of fiscal 2008 was positively impacted by the recognition of a tax benefit of approximately $7,700,000 resulting from a net operating tax loss deferred tax asset which arose due to an enacted state tax law and $7,300,000 related to the reversal of valuation allowances previously recorded on certain Canadian net operating loss deferred tax assets. The effective tax rate for the first 39 weeks of fiscal 2008 was negatively impacted by the loss of $9,293,000 recorded to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values in the first 39 weeks of fiscal 2008.
     The effective tax rate for the third quarter of fiscal 2009 was 40.6%, an increase from the effective rate of 39.2% for the third quarter of fiscal year 2008. The effective tax rate for the third quarter of fiscal 2009 was negatively impacted by the recording of an additional provision for state tax contingencies and the loss of $8,680,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the third quarter of fiscal 2009.
     The effective rate for the third quarter of fiscal 2008 was negatively impacted by the loss of $14,316,000 recorded to adjust the carrying value of corporate-owned life insurance policies to their cash surrender values in the third quarter of fiscal 2008. The effective rate for the third quarter of fiscal 2008 was favorably impacted by $7,300,000 related to the reversal of valuation allowances previously recorded on certain Canadian net operating loss deferred tax assets.
Earnings Per Share
     Basic earnings per share decreased 2.4% and 5.0% in the first 39 weeks and third quarter of fiscal 2009, respectively, from the comparable periods of the prior year. Diluted earnings per share decreased 1.6% and 5.0% in the first 39 weeks and third quarter of fiscal 2009, respectively, from the comparable periods of the prior year. These decreases were primarily the result of factors discussed above, partially offset by a net reduction in shares outstanding. The net reduction in average shares outstanding was primarily due to share repurchases. The net reduction in diluted shares outstanding was primarily due to share repurchases and an increase in the number of anti-dilutive options excluded from the diluted shares calculation.
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
     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Business Segment Information in Note 14:

	Operating Income as a		Operating Income as a
	Percentage of Sales		Percentage of Sales
	39-Week Period		13-Week Period
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Broadline	6.4%	6.2%	6.1%	6.0%
SYGMA	0.7	0.3	0.8	0.4
Other	3.5	3.7	3.5	3.7
     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Business Segment Information in Note 14:

	39-Week Period		13-Week Period
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	(0.5)%	4.0%	(4.7)%	(3.2)%
SYGMA	8.4	158.6	4.9	111.9
Other	(7.6)	(11.8)	(14.8)	(19.3)

     The following tables set forth sales and operating income of each of our reportable segments, the other segment, intersegment sales and corporate expenses and consolidated adjustments, including certain centrally incurred costs for shared services that are charged to our segments of which intercompany amounts are eliminated upon consolidation, expressed as a percentage of the respective consolidated total. This information should be read in conjunction with Business Segment Information in Note 14:

	39-Week Period Ended
	March 28, 2009		March 29, 2008
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	79.1%	106.3%	79.5%	103.0%
SYGMA	13.2	1.8	12.1	0.7
Other	8.9	6.5	9.7	7.5
Intersegment sales	(1.2)	—	(1.3)	—
Corporate expenses and consolidated adjustments	—	(14.6)	—	(11.2)

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	March 28, 2009		March 29, 2008
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	78.9%	103.9%	79.1%	104.2%
SYGMA	13.7	2.3	12.4	1.1
Other	8.6	6.5	9.7	7.8
Intersegment sales	(1.2)	—	(1.2)	—
Corporate expenses and consolidated adjustments	—	(12.7)	—	(13.1)

Total	100.0%	100.0%	100.0%	100.0%

     Included in corporate expenses and consolidated adjustments, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;

•	Share-based compensation expense related to employee stock option and restricted stock grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors; and

•	Corporate-level depreciation and amortization expense.
Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. In the first 39 weeks of fiscal 2009, the Broadline operating results represented approximately 79% of Sysco’s overall sales and greater than 100% of Sysco’s overall operating income.
Sales
     Sales were 0.5% less in the first 39 weeks and 4.7% less in the third quarter of fiscal 2009 than in the comparable periods of the prior year. Non-comparable acquisitions did not have a material impact on the overall sales comparisons for the first 39 weeks or third quarter of fiscal 2009. Case volume declines attributable to the impact of the current business environment caused a decline in sales for the first 39 weeks and third quarter of fiscal 2009 as compared to the comparable prior year periods. Product cost inflation, which led to increases in selling prices, partially offset case volume declines in the first 39 weeks and to a lesser extent in the third quarter of fiscal 2009.

Operating Income
     The increase in operating income in the first 39 weeks of fiscal 2009 and the smaller percentage decrease in operating income, relative to the percentage decrease in sales, in the third quarter of fiscal 2009 over the comparable periods of the prior year were primarily due to effective management of operations in the current economic environment. Effective management was also evidenced by margins declining at a lower rate than our sales decline and by decreasing expenses as compared to the comparable prior year periods. Expense performance for the first 39 weeks and the third quarter of fiscal 2009 was aided by reduced payroll expense related to reduced headcount and lower incentive compensation and operating efficiencies, partially offset by an increase in the provision for losses on receivables. Gross margin dollars decreased 0.1% while operating expenses decreased 1.9% in the first 39 weeks of fiscal 2009 as compared to the first 39 weeks of fiscal 2008. Gross margin dollars decreased 4.8% while operating expenses decreased 5.5% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.
     The high cost of fuel also impacted our Broadline segment’s results for the first 39 weeks of fiscal 2009. Fuel costs were $31,874,000 higher in the first 39 weeks of fiscal 2009 over the comparable period of the prior year. Fuel costs for the third quarter of fiscal 2009 were comparable with the prior year period. We attempt to mitigate increased fuel costs by reducing miles driven, improving fleet consumption by adjusting idling time and maximum speeds and using fuel surcharges. Fuel surcharges were approximately $27,700,000 higher in the first 39 weeks and $3,600,000 lower in the third quarter of fiscal 2009 over the comparable periods of the prior year due to greater usage of these surcharges in the first half of fiscal 2009. Based on the lower current market price for diesel, we expect fuel surcharges to be lower in the fourth quarter of fiscal 2009 as compared to the comparable prior year period for our Broadline segment.
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
Sales
     Sales were 8.4% greater in the first 39 weeks and 4.9% greater in the third quarter of fiscal 2009 than in the comparable periods of the prior year. Although our SYGMA segment has been negatively impacted by deteriorating economic conditions, it has achieved sales growth thus far in fiscal 2009, primarily due to sales to new customers and product cost increases. These increases were partially offset by lost sales due to the elimination of unprofitable business and lower case volumes due to difficult economic conditions impacting SYGMA’s existing customer base.
Operating Income
     Operating income increased $14,593,000 in the first 39 weeks and $4,991,000 in third quarter of fiscal 2009 over the comparable periods of the prior year. Gross margin dollars increased 4.0% while operating expenses decreased 0.9% in the first 39 weeks of fiscal 2009 over the first 39 weeks of fiscal 2008. Gross margin dollars decreased 1.8% while operating expenses decreased 7.0% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. Expense reductions were accomplished by operational efficiencies in both delivery and warehouse areas, as well as reduced payroll expense related to headcount reductions.
     SYGMA experienced increased fuel costs of $5,900,000 in the first 39 weeks of fiscal 2009 over the comparable prior year period, although it was able to partially offset these costs through increases in the fees charged to customers, including fuel surcharges, and by reducing expenses. SYGMA experienced decreased fuel costs of $1,700,000 in the third quarter of fiscal 2009 over the comparable prior year period. Fuel surcharges were approximately $2,800,000 higher in the first 39 weeks and $3,600,000 lower in the third quarter of fiscal 2009 than the comparable periods of the prior year due to greater usage of these surcharges in the first half of fiscal 2009. Based on the lower current market price for diesel, we expect fuel surcharges for SYGMA to be lower in the fourth quarter of fiscal 2009 as compared to the comparable prior year period.

Other Segment
     “Other” financial information is attributable to our other operating segments, including our specialty produce, custom-cut meat and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under SFAS No. 131.
     Operating income decreased 11.8% for the first 39 weeks and 19.3% for the third quarter of fiscal 2009 from the comparable periods of the prior year. The decreases in operating income were caused primarily by reduced sales and operating income in all segments primarily attributable to the deteriorating economic environment.
Liquidity and Capital Resources
     Our operations historically have produced significant cash flow. Cash generated from operations is first allocated to working capital requirements; investments in facilities, systems, fleet and other equipment; cash dividends; and acquisitions compatible with our overall growth strategy. Any remaining cash generated from operations may be invested in high-quality, short-term instruments or applied toward a portion of the cost of the share repurchase program.
     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets in the future, including issuances of debt securities under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements over at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. During the recent tightening of the credit markets, we have continued to maintain the highest credit rating available for commercial paper. We believe that we will continue to be able to access the commercial paper market effectively. We also issued long-term senior notes totaling $500,000,000 under our shelf registration statement during the third quarter in order to take advantage of the lower interest rates available to us at that time and to enhance our liquidity position.
Operating Activities
     We generated $984,725,000 in cash flow from operations in the first 39 weeks of fiscal 2009, as compared to $992,622,000 in the first 39 weeks of fiscal 2008.
     Cash flow from operations in the first 39 weeks of fiscal 2009 was primarily due to net income, reduced by decreases in accounts payable balances, accrued expenses and accrued income taxes, offset by increases in accounts receivable balances and inventory balances. Cash flow from operations in the first 39 weeks of fiscal 2008 was primarily due to net income, reduced by increases in accounts receivable balances and inventory balances and decreases in accrued income taxes and accrued expenses, offset by an increase in accounts payable balances.
     The decrease in accounts receivable balances for the first 39 weeks of fiscal 2009 was primarily due to the sales decline, partially offset by a seasonal change in customer mix. The increase in accounts receivable balances for the first 39 weeks of fiscal 2008 was primarily due to sales growth and a seasonal change in customer mix with greater balances from customers with longer terms at the end of the first 39 weeks of fiscal 2008 as compared to the end of fiscal 2007.
     The decrease in inventory balances for the first 39 weeks of fiscal 2009 was primarily due to the sales decline. The increase in inventory balances for the first 39 weeks of fiscal 2008 was due to seasonal changes in product mix as products held in inventory for a longer duration were a greater portion of our inventory at the end of the first 39 weeks of fiscal 2008 as compared to the end of fiscal 2007.
     The decrease in accounts payable balances for the first 39 weeks of fiscal 2009 was primarily due to the sales decline and timing of payments with vendors. The increase in accounts payable balances for the first 39 weeks of fiscal 2008 was primarily due to timing of payments with vendors. Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.
     Cash flow from operations was negatively impacted by decreases in accrued expenses of $125,637,000 for the first 39 weeks of fiscal 2009 and $81,931,000 for the first 39 weeks of fiscal 2008. These decreases were primarily due to the payment of prior year annual incentive bonuses and 401(k) matching contributions in the first quarter of each year, partially offset by accruals for current year incentives and 401(k) matching contributions. The accruals for current year incentives are at a significantly lower rate in the first 39 weeks of fiscal 2009 due to year-to-date performance trends. The decrease in the first 39 weeks of fiscal 2009 was also a result of the payment of $15,000,000 to a multi-employer pension plan in connection with Sysco’s withdrawal from that plan in the first quarter of fiscal 2009. See further discussion of this multi-employer pension plan under “Other Considerations” below.
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
     Other long-term liabilities and prepaid pension cost, net, increased $2,952,000 during the first 39 weeks of fiscal 2009 and $2,398,000 during the first 39 weeks of fiscal 2008. The increases in both periods were primarily attributable to a combination of the recording of net company-sponsored pension costs, incentive compensation deferrals and a net increase to our liability for unrecognized tax benefits, offset by pension contributions to our company-sponsored plans. We recorded net company-sponsored pension costs of $66,176,000 and $49,377,000 in the first 39 weeks of fiscal 2009 and fiscal 2008, respectively. Our contributions to our company-sponsored defined benefit plans were $91,889,000 and $69,237,000 during the first 39 weeks of fiscal 2009 and fiscal 2008, respectively. Although contributions to our company-sponsored qualified pension plan were not required to meet ERISA minimum funding requirements for fiscal 2009, we made a voluntary contribution of $80,000,000 during the first 39 weeks of fiscal 2009, and do not currently expect to make any further contributions this fiscal year.
Investing Activities
     We expect total capital expenditures in fiscal 2009 to be in the range of $500,000,000 to $550,000,000. Fiscal 2009 expenditures to date have included the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; and investments in technology. Fiscal 2008 expenditures included the continuation of the fold-out program; facility, fleet and other equipment replacements and expansions; the corporate office expansion; the Southeast regional distribution center (RDC); and investments in technology.
     In the early part of the fourth quarter, we announced our acquisition of Pallas Foods Limited, a leading foodservice distributor in Ireland.
Financing Activities
     During the first 39 weeks of fiscal 2009, a total of 16,951,200 shares were repurchased at a cost of $438,843,000, as compared to 16,769,900 shares at a cost of $529,179,000 for the first 39 weeks of fiscal 2008. As of April 25, 2009, there was a remaining authorization by our Board of Directors to repurchase up to 9,386,600 shares, based on the trades made through that date. However, we currently do not anticipate making any additional share repurchases during the fourth quarter of fiscal 2009.
     Dividends paid in the first 39 weeks of fiscal 2009 were $406,689,000, or $0.68 per share, as compared to $365,333,000, or $0.60 per share, in the first 39 weeks of fiscal 2008. In February 2009, we declared our regular quarterly dividend for the fourth quarter of fiscal 2009 of $0.24 per share, which was paid in April 2009.
     We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $138,000,000, of which none was outstanding as of March 28, 2009 or April 25, 2009.
     During the 39-week period ended March 28, 2009, commercial paper issuances and short-term bank borrowings ranged from zero to approximately $164,998,000. There were no commercial paper issuances outstanding as of March 28, 2009 or April 25, 2009.
     In February 2009, we deregistered the securities remaining unsold under our then existing shelf registration statement that was filed with the SEC in February 2008 for the issuance of debt securities. In February 2009, Sysco filed with the SEC an automatically effective well-known seasoned issuer shelf registration statement for the issuance of an indeterminate amount of debt securities that may be issued from time to time.

     In March 2009, Sysco issued 5.375% senior notes totaling $250,000,000 due March 17, 2019 (the 2019 notes) and 6.625% senior notes totaling $250,000,000 due March 17, 2039 (the 2039 notes) under our February 2009 shelf registration. The 2019 and 2039 notes, which were priced at 99.321% and 98.061% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the noteholders are not penalized by early redemption. Proceeds from the notes will be utilized over a period of time for general corporate purposes, which may include acquisitions, refinancing of debt, working capital, share repurchases and capital expenditures.
     The long-term debt to capitalization ratio was 42.6% at March 28, 2009. For purposes of calculating this ratio, long-term debt includes both the current maturities and long-term portions.
Other Considerations
Multi-Employer Pension Plans
     As discussed in Note 13, Commitments and Contingencies, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the most recent information available from plan administrators, our share of withdrawal liability on most of the multi-employer plans we participate in, some of which appear to be underfunded, was estimated to be $80,000,000 as of March 28, 2009 based on a voluntary withdrawal. The current estimate of the withdrawal liability is lower than the $140,000,000 disclosed as of June 28, 2008, primarily due to our withdrawal during the first 39 weeks of fiscal 2009 from two multi-employer pension plans as discussed below. Because we are not provided the information by the plan administrators on a timely basis and we expect that many multi-employer pension plans’ assets have declined due to recent stock market performance, we believe our share of the withdrawal liability could be greater than the $80,000,000 estimate as of March 28, 2009.
     Required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, the Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We believe that any unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items. As of March 28, 2009, we have approximately $17,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which our voluntary withdrawal has already occurred.
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
     During fiscal 2008, we obtained information that a multi-employer pension plan we participated in failed to satisfy minimum funding requirements for certain periods and concluded that it was probable that additional funding would be required as well as the payment of excise tax. As a result, during fiscal 2008, we recorded a liability of approximately $16,500,000 related to our share of the minimum funding requirements and related excise tax for these periods. During the first quarter of fiscal 2009, we effectively withdrew from this multi-employer pension plan in an effort to secure benefits for our employees that were participants in the plan and to manage our exposure to this under-funded plan. We agreed to pay $15,000,000 to the plan, which included the minimum funding requirements. In connection with this withdrawal agreement, we merged active participants from this plan into Sysco’s company-sponsored Retirement Plan and assumed $26,704,000 in liabilities. The payment to the plan was made in the early part of the second quarter of fiscal 2009. If this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, prior to September 2010, we could have additional liability. We do not currently believe a mass withdrawal from this plan prior to September 2010 is probable.
     During the fourth quarter of fiscal 2008, the union members of one of our subsidiaries voted to decertify from their union. This action triggered a partial withdrawal from the multi-employer pension plan that covered these union members. As a result, we recorded a withdrawal liability of approximately $5,800,000 related to this plan.

BSCC Cooperative Structure
     Our affiliate, BSCC, is a cooperative taxed under subchapter T of the United States Internal Revenue Code. We believe that the deferred tax liabilities resulting from the business operations and legal ownership of BSCC are appropriate under the tax laws. However, if the application of the tax laws to the cooperative structure of BSCC were to be successfully challenged by any federal, state or local tax authority, we could be required to accelerate the payment of all or a portion of our income tax liabilities associated with BSCC that we otherwise have deferred until future periods. In that event, we would be liable for interest on such amounts. As of March 28, 2009, Sysco has recorded deferred income tax liabilities of $953,578,000, net of federal benefit, related to the BSCC supply chain distributions. If the IRS and any other relevant taxing authorities determine that all amounts since the inception of BSCC were inappropriately deferred, and the determination is upheld, we estimate that in addition to making a current payment for amounts previously deferred, as discussed above, we may be required to pay interest on the cumulative deferred balances. These interest amounts could range from $350,000,000 to $390,000,000, prior to federal and state income tax benefit, as of March 28, 2009. Sysco calculated this amount based upon the amounts deferred since the inception of BSCC applying the applicable jurisdictions’ interest rates in effect in each period. The IRS, in connection with its audit of our 2003 and 2004 federal income tax returns, proposed adjustments related to the taxability of the cooperative structure. We are vigorously protesting these adjustments. We have reviewed the merits of the issues raised by the IRS and, while management believes it is probable we will prevail, we concluded the measurement model of FIN 48 required us to provide an accrual for a portion of the interest exposure. If a taxing authority requires us to accelerate the payment of these deferred tax liabilities and to pay related interest, if any, we may be required to raise additional capital through debt financing or we may have to forego share repurchases or defer planned capital expenditures or a combination of these items.
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
Accounting Changes
     As of December 28, 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161) became effective for Sysco. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We have determined that no additional disclosures were necessary upon adoption but will continue to assess the need for additional disclosures in future periods.
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
New Accounting Standards
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share.” This standard will be effective for Sysco beginning in fiscal 2010 and interim periods within that year. All prior-period earnings per share data presented in filings subsequent to adoption must be adjusted retrospectively to conform with the provisions of this standard. Early application of FSP EITF 03-06-1 is not permitted. We are currently evaluating the impact the adoption of FSP EITF 03-06-1 will have on our consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This standard will be effective for Sysco in fiscal 2010, although early application of the standard is permitted. Upon initial application, the information required by FSP FAS 132(R)-1 is not required for earlier periods that are presented for comparative purposes. We are currently evaluating the impact the adoption of FSP FAS 132(R)-1 will have on our financial statement disclosures.
     In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We will apply this standard on a prospective basis for business combinations beginning in fiscal 2010.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which is the first quarter of fiscal 2010 for Sysco. We are currently evaluating the impact the adoption of FSP FAS 107-1 and APB 28-1 will have on our interim financial statement disclosures beginning in fiscal 2010.
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business (including the provision for losses on receivables);

•	sales and operating income trends;

•	anticipated multi-employer pension related liabilities and contributions to various multi-employer pension plans;

•	the outcome of ongoing tax audits;

•	the impact of ongoing legal proceedings;

•	continued competitive advantages and positive results from strategic business initiatives;

•	anticipated company-sponsored pension plan contributions;

•	anticipated share repurchases;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the application and impact of the adoption of certain accounting standards;

•	the anticipated use of proceeds from the issuance of long-term debt;

•	the recognition of the cost related to share-based compensation arrangements;

•	future tax payments related to previously deferred supply chain distributions;

•	the impact of the financial markets on the cash surrender values of our corporate-owned life insurance policies;

•	the likelihood of meeting the criteria for the payment of bonuses tied to overall company performance;

•	fuel costs and expectations regarding the use of fuel surcharges;

•	the anticipated replacement of the stock award component of the incentive bonuses with annual discretionary restricted stock grants;

•	expectations regarding operating income and sales for our business segments; and

•	anticipated capital expenditures.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008:
•	risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions, including inflation, deflation, the current economic environment, increased fuel costs and consumer spending;

•	Sysco’s leverage and debt risks, capital and borrowing needs and changes in interest rates;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	the risk that the IRS will disagree with our tax positions and seek to impose interest or penalties;

•	the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent;

•	that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans or that the Pension Protection Act could require that we make additional pension contributions;

•	the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	difficulties in successfully entering and operating in international markets that have political, economic, regulatory and cultural environments different from those in the U.S. and Canada;

•	the effect of competition on us and our customers;

•	the ultimate outcome of litigation;

•	the potential impact of product liability claims and adverse publicity;

•	labor issues, including the renegotiation of union contracts;

•	management’s allocation of capital and the timing of capital expenditures;

•	risks relating to the successful completion and operation of the national supply chain project, including our RDCs;

•	internal factors, such as the ability to increase efficiencies, control expenses and successfully execute growth strategies;

•	significant variances between the assumptions used for the estimated impact of option expensing and actual results;

•	with respect to share repurchases, market prices for the company’s securities and management’s decision to utilize capital for other purposes; and

•	the impact of financial market changes on the cash surrender values of our corporate-owned life insurance policies and on the assets held by our company-sponsored Retirement Plan and by the multi-employer pension plans in which we participate.
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
     At March 28, 2009, we had no commercial paper issuances outstanding. Our long-term debt obligations at March 28, 2009 were $2,469,772,000, of which approximately 99% were at fixed rates of interest.
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
Fuel Price Risk
     Due to the nature of our distribution business, we are exposed to the potential volatility in fuel prices. From time to time, we may enter into forward purchase commitments for a portion of our projected diesel fuel requirements. As of March 28, 2009, outstanding forward diesel fuel purchase commitments total approximately $101,000,000 through December 2009. In April 2009, we entered additional forward purchase commitments totaling approximately $13,000,000 at a fixed price through March 2010. Together, these contracts will lock in the price on approximately 70% of our fuel purchases through the remainder of fiscal 2009 and approximately 40% of our fuel purchase needs for the first 39 weeks of fiscal 2010. Our commitments through August 2009 were entered into at prevailing rates from mid-July through mid-August 2008. As a result, these contracts are at fixed prices greater than both the prices incurred during the same periods in the previous fiscal years and current market prices. The remainder of our outstanding contracts were entered into at the prevailing rates in March and April 2009 and thus the fixed price on these contracts reflects the lower current market price for diesel.
     Fuel costs for the fourth quarter of fiscal 2009, exclusive of any amounts recovered through fuel surcharges, are expected to slightly decrease as compared to the same period in fiscal 2008. Our estimate is based upon the prevailing market prices for diesel in mid-April 2009, the cost committed to in our forward fuel purchase agreements currently in place, which are at fixed prices in excess of current market prices, and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.
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

     Our company-sponsored Retirement Plan holds investments in both equity and fixed income securities. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. As a result of the recent declines in the financial markets, the value of the investments held by our company-sponsored Retirement Plan has declined through March 28, 2009. These fluctuations in asset values could affect the amount of our future contributions to the plan, lead to increased pension expense in future fiscal years and result in a reduction to shareholders’ equity on our balance sheet as of June 27, 2009, which is when this plan’s funded status will be remeasured.
Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 28, 2009, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the third quarter of fiscal 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
			Part of Publicly	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Programs	Plans or Programs
Month #1
December 28 — January 24	3,428,878	$23.56	3,400,000	9,386,600
Month #2
January 25 — February 21	—	—	—	9,386,600
Month #3
February 22 —March 28	3,845	21.17	—	9,386,600
Total	3,432,723	$23.55	3,400,000	9,386,600

(1)	The total number of shares purchased includes 28,878, zero and 3,845 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.
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
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

10.1#	—	Transition and Retirement Agreement between Sysco Corporation and Richard J. Schnieders dated January 19, 2009.

10.2#	—	First Amendment to the 2007 Stock Incentive Plan dated January 17, 2009.

10.3#	—	Restricted Stock Award Agreement issued to Kenneth F. Spitler on January 17, 2009 under the 2007 Stock Incentive Plan.

10.4#	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 28, 2007 under the 2004 Mid-Term Incentive Plan, as corrected with respect to certain typographical errors by the Compensation Committee of the Board of Directors on February 11, 2009.

10.5#	—	Summary of Compensation Arrangement with Non-Executive Chairman as of February 2009.

15.1#	—	Report from Ernst & Young dated May 1, 2009, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO and CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
Chief Executive Officer and Chief Financial Officer

Date: May 5, 2009

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

Date: May 5, 2009

EXHIBIT INDEX

Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

Exhibits.

10.1#	—	Transition and Retirement Agreement between Sysco Corporation and Richard J. Schnieders dated January 19, 2009.

10.2#	—	First Amendment to the 2007 Stock Incentive Plan dated January 17, 2009.

10.3#	—	Restricted Stock Award Agreement issued to Kenneth F. Spitler on January 17, 2009 under the 2007 Stock Incentive Plan.

10.4#	—	Form of Performance Unit Grant Agreement issued to executive officers effective September 28, 2007 under the 2004 Mid-Term Incentive Plan, as corrected with respect to certain typographical errors by the Compensation Committee of the Board of Directors on February 11, 2009.

10.5#	—	Summary of Compensation Arrangement with Non-Executive Chairman as of February 2009.

15.1#	—	Report from Ernst & Young dated May 1, 2009, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO and CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith