Form 10-Q
period 2009-09-26
SYSCO CORP
filed 2009-11-03
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009

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
     591,839,181 shares of common stock were outstanding as of October 24, 2009.

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	31
Item 6. Exhibits	31

Signatures	33
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	September 26, 2009	June 27, 2009	September 27, 2008
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$851,036	$1,087,084	$345,625
Short-term investments	27,438	—	—
Accounts and notes receivable, less allowances of $51,089, $36,078 and $46,493	2,575,293	2,468,511	2,873,502
Inventories	1,747,773	1,650,666	1,933,703
Deferred taxes	91,262	—	101,811
Prepaid expenses and other current assets	69,013	64,418	69,065

Total current assets	5,361,815	5,270,679	5,323,706
Plant and equipment at cost, less depreciation	3,014,341	2,979,200	2,876,081
Other assets
Goodwill	1,529,066	1,510,795	1,421,460
Intangibles, less amortization	116,731	121,089	83,709
Restricted cash	121,755	93,858	93,077
Prepaid pension cost	48,750	26,746	256,017
Other assets	237,247	214,252	231,005

Total other assets	2,053,549	1,966,740	2,085,268

Total assets	$10,429,705	$10,216,619	$10,285,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,960,354	$1,856,887	$2,051,112
Accrued expenses	767,742	797,756	757,455
Accrued income taxes	345,420	323,983	584,608
Deferred taxes	—	162,365	—
Current maturities of long-term debt	8,743	9,163	5,269

Total current liabilities	3,082,259	3,150,154	3,398,444
Other liabilities
Long-term debt	2,468,783	2,467,486	1,974,053
Deferred taxes	616,142	526,377	717,587
Other long-term liabilities	548,163	622,900	689,745

Total other liabilities	3,633,088	3,616,763	3,381,385
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share
Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	764,902	760,352	727,558
Retained earnings	6,724,058	6,539,890	6,185,935
Accumulated other comprehensive loss	(233,932)	(277,986)	(98,308)
Treasury stock at cost, 173,860,981, 175,148,403 and 164,083,709 shares	(4,305,845)	(4,337,729)	(4,075,134)

Total shareholders’ equity	3,714,358	3,449,702	3,505,226

Total liabilities and shareholders’ equity	$10,429,705	$10,216,619	$10,285,055

Note: The June 27, 2009 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	13-Week Period Ended
	September 26, 2009	September 27, 2008
Sales	$9,081,426	$9,877,429
Cost of sales	7,334,067	7,990,873

Gross margin	1,747,359	1,886,556
Operating expenses	1,250,031	1,381,804

Operating income	497,328	504,752
Interest expense	33,800	26,410
Other income, net	(2,012)	(2,813)

Earnings before income taxes	465,540	481,155
Income taxes	139,335	204,341

Net earnings	$326,205	$276,814

Net earnings:
Basic earnings per share	$0.55	$0.46
Diluted earnings per share	$0.55	0.46

Average shares outstanding	591,568,212	602,257,425
Diluted shares outstanding	591,983,474	605,707,175

Dividends declared per common share	$0.24	$0.22
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	13-Week Period Ended
	September 26, 2009	September 27, 2008
Net earnings	$326,205	$276,814

Other comprehensive income:
Foreign currency translation adjustment	37,082	(14,127)
Items presented net of tax:
Amortization of cash flow hedge	107	107
Amortization of unrecognized prior service cost	676	231
Amortization of unrecognized actuarial losses (gains), net	6,166	2,706
Amortization of unrecognized transition obligation	23	23
Pension liability assumption	—	(18,480)

Total other comprehensive income (loss)	44,054	(29,540)

Comprehensive income	$370,259	$247,274

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	13-Week Period Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net earnings	$326,205	$276,814
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	12,748	10,833
Depreciation and amortization	93,906	94,351
Deferred tax (benefit) provision	(207,546)	182,824
Provision for losses on receivables	8,152	11,774
(Gain) on sale of assets	(157)	(20)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(100,167)	(165,659)
(Increase) in inventories	(86,167)	(100,650)
(Increase) in prepaid expenses and other current assets	(4,242)	(5,171)
Increase in accounts payable	89,669	6,269
(Decrease) in accrued expenses	(33,896)	(149,281)
Increase (decrease) in accrued income taxes	56,113	(34,982)
(Increase) in other assets	(22,083)	(26,225)
(Decrease) in other long-term liabilities and prepaid pension cost, net	(85,596)	(34,507)
Excess tax benefits from share-based compensation arrangements	(465)	(3,000)

Net cash provided by operating activities	46,474	63,370

Cash flows from investing activities:
Additions to plant and equipment	(109,405)	(80,046)
Proceeds from sales of plant and equipment	1,346	1,023
Acquisition of businesses, net of cash acquired	(8,334)	(13,534)
Purchases of short-term investments	(27,217)	—
(Increase) in restricted cash	(27,897)	(490)

Net cash used for investing activities	(171,507)	(93,047)

Cash flows from financing activities:
Other debt borrowings	2,417	1,153
Other debt repayments	(2,593)	(1,581)
Common stock reissued from treasury for share-based compensation awards	21,907	73,535
Treasury stock purchases	—	(118,389)
Dividends paid	(141,729)	(132,383)
Excess tax benefits from share-based compensation arrangements	465	3,000

Net cash used for financing activities	(119,533)	(174,665)

Effect of exchange rates on cash	8,518	(1,585)

Net (decrease) in cash and cash equivalents	(236,048)	(205,927)
Cash and cash equivalents at beginning of period	1,087,084	551,552

Cash and cash equivalents at end of period	$851,036	$345,625

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$59,509	$44,446
Income taxes	334,833	42,425
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
1. BASIS OF PRESENTATION
     The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 27, 2009 consolidated balance sheet which was taken from the audited financial statements included in the company’s Fiscal 2009 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.
     These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Fiscal 2009 Annual Report on Form 10-K.
        A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1 to this Form 10-Q.
2. CHANGES IN ACCOUNTING
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which was subsequently codified within Accounting Standards Codification (ASC) 260, “Earnings Per Share.” This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This standard is effective for Sysco beginning in fiscal 2010 and interim periods within that year. All prior-period earnings per share data presented in filings subsequent to adoption must be adjusted retrospectively to conform with the provisions of this standard. Early application of this standard was not permitted. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was subsequently codified within ASC 825, “Financial Instruments.” This standard amended previous guidance to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which is the first quarter of fiscal 2010 for Sysco. The company has included the required disclosures for this standard in Note 4, “Fair Value Measurements”.
3. NEW ACCOUNTING STANDARDS
Measuring Liabilities at Fair Value
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value”. This update provides additional guidance, including illustrative examples, clarifying the measurement of liabilities at fair value. This update is effective for the first reporting period beginning after its issuance. The company will adopt the provisions of this update in the second quarter of fiscal 2010 and is currently evaluating the impact the adoption of these provisions will have on its consolidated financial statements.

4. FAIR VALUE MEASUREMENTS
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets;
•	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and
•	Level 3 – Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.
     Sysco’s policy is to invest in only high-quality investments. Cash equivalents primarily include time deposits, certificates of deposit, commercial paper and all highly liquid instruments with original maturities of three months or less. Short-term investments consist of commercial paper with original maturities of greater than three months but less than one year. These investments are considered available-for-sale and are recorded at fair value. As of September 26, 2009, the difference between the fair value of the short term investments and the original cost was not material. Restricted cash consists of investments in high-quality money market funds.
     The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
•	Time deposits, certificates of deposit and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value.
•	Commercial paper included in short-term investments is valued using broker quotes that utilize observable market inputs.
•	Money market funds are valued at the closing price reported on the exchange market.
•	The interest rate swap agreement is valued using a swap valuation model that utilizes observable market inputs.
     The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2009, June 27, 2009 and September 27, 2008:

	Assets and Liabilities Measured at Fair Value as of September 26, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Cash equivalents	$511,913,000	$124,057,000	$—	$635,970,000
Short-term investments	—	27,438,000	—	27,438,000
Restricted cash	121,755,000	—	—	121,755,000

Total assets at fair value	$633,668,000	$151,495,000	$—	$785,163,000

Liabilities:
Other long-term liabilities
Interest rate swap agreement	$—	$446,000	$—	$446,000

	Assets Measured at Fair Value as of June 27, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Cash equivalents	$721,710,000	$117,844,000	$—	$839,554,000
Restricted cash	93,858,000	—	—	93,858,000

Total assets at fair value	$815,568,000	$117,844,000	$—	$933,412,000

	Assets Measured at Fair Value as of September 27, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Cash equivalents	$—	$144,108,000	$—	$144,108,000
Restricted cash	93,077,000	—	—	93,077,000

Total assets at fair value	$93,077,000	$144,108,000	$—	$237,185,000

     The fair value of Sysco’s total long-term debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total long-term debt approximated $2,654,547,000 and $2,548,861,000 as of September 26, 2009 and June 27, 2009, respectively. The carrying value of total long-term debt was $2,477,526,000 and $2,476,649,000 as of September 26, 2009 and June 27, 2009, respectively.
5. DERIVATIVE FINANCIAL INSTRUMENTS
     Sysco manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this goal. The company does not use derivative financial instruments for trading or speculative purposes.
     During the first quarter of fiscal 2010, the company entered into an interest rate swap agreement that effectively converted $200,000,000 of fixed rate debt maturing in fiscal 2014 to floating rate debt with the goal of reducing overall borrowing cost. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates.
     The location and the fair value of derivative instruments in the consolidated balance sheet as of September 26, 2009 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Interest rate swap agreement	N/A	N/A	Other long-term liabilities	$446,000

     The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week period ended September 26, 2009 presented on a pre-tax basis are as follows:

	Location of (Gain)	Amount of (Gain) or
	or Loss Recognized	Loss Recognized in
	in Income	Income
Fair Value Hedge Relationships:
Interest rate swap agreement	Interest expense	$225,000
Hedged item — debt	Interest expense	(92,000)
     Hedge ineffectiveness represents the difference between the change in the fair value of the derivative instrument and the change in fair value of the fixed-rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within Interest expense and was immaterial for the 13-week period ended September 26, 2009. The interest rate swap does not contain a credit-risk-related contingent feature.
6. DEBT
     As of September 26, 2009, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $88,000,000, of which none was outstanding.
     The company’s Irish Subsidiary, Pallas Foods Limited, has a €20,000,000 (Euro) committed facility for unsecured borrowings for working capital, which expires March 31, 2010. There were no borrowings outstanding under this facility as of September 26, 2009.
     As of September 26, 2009, there were no commercial paper issuances outstanding. During the 13-week period ended September 26, 2009, there were no commercial paper issuances or short-term bank borrowings.
7. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Service cost	$16,663,000	$20,131,000	$82,000	$122,000
Interest cost	29,899,000	28,051,000	140,000	156,000
Expected return on plan assets	(26,215,000)	(31,855,000)	—	—
Amortization of prior service cost	1,051,000	343,000	47,000	32,000
Recognized net actuarial loss (gain)	10,132,000	4,432,000	(123,000)	(39,000)
Amortization of transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$31,530,000	$21,102,000	$184,000	$309,000

     Sysco’s contributions to its company-sponsored defined benefit plans were $38,808,000 and $83,881,000 during the 13-week periods ended September 26, 2009 and September 27, 2008, respectively.
     Sysco’s minimum required contribution to its company-sponsored qualified pension plan (Retirement Plan) for the calendar 2009 plan year is estimated at $95,000,000 to meet ERISA minimum funding requirements. The company will be required to pay quarterly contributions for the calendar 2010 plan year, the first installment of which must be made in fiscal 2010. The company anticipates it will make $140,000,000 of contributions to the Retirement Plan in fiscal 2010. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2010 contributions to fund benefit payments for the SERP and other post-retirement plans are $19,445,000 and $372,000, respectively.

8. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	September 26, 2009	September 27, 2008
Numerator:
Net earnings	$326,205,000	$276,814,000

Denominator:
Weighted-average basic shares outstanding	591,568,212	602,257,425
Dilutive effect of employee and director stock options	415,262	3,449,750

Weighted-average diluted shares outstanding	591,983,474	605,707,175

Basic earnings per share:	$0.55	$0.46

Diluted earnings per share:	$0.55	$0.46

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 66,000,000 and 35,000,000 for the first quarter of fiscal 2010 and 2009, respectively.
9. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans. Sysco also previously provided share-based compensation under its Management Incentive Plans.
Stock Incentive Plans
     There were no share-based award grants to employees or non-employee directors during the first quarter of fiscal 2010.
Employees’ Stock Purchase Plan
     Plan participants purchased 540,517 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first quarter of fiscal 2010.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $3.37 during the first quarter of fiscal 2010. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $12,748,000 for the first quarter of fiscal 2010.
     As of September 26, 2009, there was $53,986,000 of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.92 years.

10. INCOME TAXES
Internal Revenue Service Settlement
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code the operation of which has resulted in a deferral of tax payments. The IRS, in connection with its audits of the company’s 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that the company had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the Internal Revenue Service (IRS) on August 21, 2009 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts currently recorded within deferred taxes related to BSCC over a three year period and make a one-time payment of $41,000,000, of which approximately $39,000,000 is non-deductible. The settlement addresses the BSCC deferred tax issue as it relates to the IRS audit of the company’s 2003 through 2006 federal income tax returns, and settles the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, the company will pay the amounts owed in the following schedule:

Amounts paid annually:
Fiscal 2010	$528,000,000
Fiscal 2011	212,000,000
Fiscal 2012	212,000,000
     Of the amounts to be paid in fiscal 2010 included in the table above, $316,000,000 was paid in the first quarter of fiscal 2010 and the remaining payments will be paid in equal quarterly installments beginning in the second quarter of fiscal 2010. Amounts to be paid in fiscal 2011 and 2012 will be paid with Sysco’s quarterly tax payments. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above. The company had previously accrued interest for a portion of the exposure pertaining to the IRS proposed adjustments and as a result of the settlement with the IRS, Sysco recorded an income tax benefit of approximately $29,000,000 in the first quarter of fiscal 2010.
Uncertain Tax Benefits
     As of September 26, 2009, the gross amount of unrecognized tax benefits was $92,287,000 and the gross amount of accrued interest liabilities was $37,121,000. Accrued interest decreased from the amount accrued as of June 27, 2009 of $146,998,000 due to the settlement with the IRS. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.
Effective Tax Rates
     The effective tax rate of 29.93% for the first quarter of fiscal 2010 was favorably impacted by three items. First, as discussed above, the company recorded an income tax benefit of approximately $29,000,000 resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS. Second, the carrying values of the company’s corporate-owned life insurance policies are adjusted to their cash surrender values. The gain of $21,152,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first quarter of fiscal 2010 is non-taxable for income tax purposes and had the impact of decreasing the effective tax rate for the period. Third, the company recorded a tax benefit of approximately $5,000,000 for the reversal of valuation allowances previously recorded on state net operating loss carryforwards.
     The effective tax rate of 42.47% for the first quarter of fiscal 2009 was unfavorably impacted by two items. First, the company recorded a tax adjustment of approximately $11,000,000 to accrue for a previously unidentified tax contingency arising from a tax audit. Second, the loss of $22,908,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first quarter of fiscal 2009 was non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period.

Other
     The determination of the company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
11. ACQUISITIONS
     During the first quarter of fiscal 2010, in the aggregate, the company paid cash of $8,334,000 for acquisitions made during fiscal 2010 and for contingent consideration related to operations acquired in previous fiscal years. The fiscal 2010 acquisitions were immaterial to the consolidated financial statements.
     Certain acquisitions involve contingent consideration typically payable over periods up to four years only in the event that certain operating results are attained or certain outstanding contingencies are resolved. As of September 26, 2009, aggregate contingent consideration amounts outstanding relating to acquisitions completed prior to fiscal 2010 included $73,361,000 in cash which, if earned, could result in the recording of additional goodwill.
12. COMMITMENTS AND CONTINGENCIES
     Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.
Multi-Employer Pension Plans
     Sysco contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Sysco does not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other employers contributing to the plan. Based upon the information available from plan administrators, management believes that several of these multi-employer plans are underfunded. In addition, pension related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, Sysco expects its contributions to these plans to increase in the future.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, Sysco estimates its share of withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $107,000,000 as of September 26, 2009 based on a voluntary withdrawal. However, because the company is not provided the information by the plan administrators on a timely basis and the company expects that many multi-employer pension plans’ assets have declined due to calendar 2008 stock market performance, management believes its current share of the withdrawal liability could be greater. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of September 26, 2009, Sysco had approximately $17,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred, all of which are expected to be paid during fiscal 2010.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of September 26, 2009, outstanding forward diesel fuel purchase commitments totaled approximately $42,000,000 at a fixed price through June 2010.

13. BUSINESS SEGMENT INFORMATION
     The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to their customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. “Other” financial information is attributable to the company’s other operating segments, including the company’s specialty produce, custom-cut meat and lodging industry segments and a company that distributes to international customers.
     The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Intersegment sales represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include certain centrally incurred costs for shared services that are charged to our segments. These centrally incurred costs are charged based upon the relative level of service used by each operating company consistent with how Sysco’s management views the performance of its operating segments. Management evaluates the performance of each of our operating segments based on its respective operating income results, which include the allocation of certain centrally incurred costs.
     Included in corporate expenses, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;
•	Share-based compensation expense related to stock option grants, restricted stock grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors; and
•	Corporate-level depreciation and amortization expense.

     The following table sets forth certain financial information for Sysco’s business segments:

	13-Week Period Ended
	September 26, 2009	September 27, 2008
Sales (in thousands):
Broadline	$7,308,706	$7,872,567
SYGMA	1,150,861	1,228,235
Other	742,877	895,740
Intersegment sales	(121,018)	(119,113)

Total	$9,081,426	$9,877,429

	13-Week Period Ended
	September 26, 2009	September 27, 2008
Operating income (in thousands):
Broadline	$509,024	$523,410
SYGMA	5,838	4,621
Other	25,814	28,764

Total segments	540,676	556,795
Corporate expenses	(43,348)	(52,043)

Total operating income	497,328	504,752

Interest expense	33,800	26,410
Other income, net	(2,012)	(2,813)

Earnings before income taxes	$465,540	$481,155

	September 26, 2009	June 27, 2009	September 27, 2008
Assets (in thousands):
Broadline	$6,043,482	$5,706,431	$6,235,158
SYGMA	347,854	366,539	402,809
Other	904,950	914,764	1,005,817

Total segments	7,296,286	6,987,734	7,643,784
Corporate	3,133,419	3,228,885	2,641,271

Total	$10,429,705	$10,216,619	$10,285,055

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

	Condensed Consolidating Balance Sheet
	September 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$678,541	$24	$4,683,250	$—	$5,361,815
Investment in subsidiaries	13,735,447	432,460	149,296	(14,317,203)	—
Plant and equipment, net	277,217	—	2,737,124	—	3,014,341
Other assets	422,235	805	1,630,509	—	2,053,549

Total assets	$15,113,440	$433,289	$9,200,179	$(14,317,203)	$10,429,705

Current liabilities	$363,660	$4,056	$2,714,543	$—	$3,082,259
Intercompany payables (receivables)	8,527,393	69,303	(8,596,696)	—	—
Long-term debt	2,219,338	199,832	49,613	—	2,468,783
Other liabilities	405,335	—	758,970	—	1,164,305
Shareholders’ equity	3,597,714	160,098	14,273,749	(14,317,203)	3,714,358

Total liabilities and shareholders’ equity	$15,113,440	$433,289	$9,200,179	$(14,317,203)	$10,429,705

	Condensed Consolidating Balance Sheet
	June 27, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$937,335	$36	$4,333,308	$—	$5,270,679
Investment in subsidiaries	13,293,437	403,363	165,197	(13,861,997)	—
Plant and equipment, net	264,657	—	2,714,543	—	2,979,200
Other assets	421,371	830	1,544,539	—	1,966,740

Total assets	$14,916,800	$404,229	$8,757,587	$(13,861,997)	$10,216,619

Current liabilities	$380,195	$954	$2,769,005	$—	$3,150,154
Intercompany payables (receivables)	8,533,159	54,785	(8,587,944)	—	—
Long-term debt	2,219,655	199,816	48,015	—	2,467,486
Other liabilities	413,651	—	735,626	—	1,149,277
Shareholders’ equity	3,370,140	148,674	13,792,885	(13,861,997)	3,449,702

Total liabilities and shareholders’ equity	$14,916,800	$404,229	$8,757,587	$(13,861,997)	$10,216,619

	Condensed Consolidating Balance Sheet
	September 27, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$259,666	$—	$5,064,040	$—	$5,323,706
Investment in subsidiaries	14,578,721	403,790	130,665	(15,113,176)	$—
Plant and equipment, net	208,990	—	2,667,091	—	$2,876,081
Other assets	589,947	1,159	1,494,162	—	$2,085,268

Total assets	$15,637,324	$404,949	$9,355,958	$(15,113,176)	$10,285,055

Current liabilities	$333,212	$4,051	$3,061,181	$—	$3,398,444
Intercompany payables (receivables)	9,721,387	91,528	(9,812,915)	—	$—
Long-term debt	1,728,784	199,768	45,501	—	$1,974,053
Other liabilities	498,603	—	908,729	—	$1,407,332
Shareholders’ equity	3,355,338	109,602	15,153,462	(15,113,176)	$3,505,226

Total liabilities and shareholders’ equity	$15,637,324	$404,949	$9,355,958	$(15,113,176)	$10,285,055

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended September 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Sales	$—	$—	$9,081,426	$—	$9,081,426
Cost of sales	—	—	7,334,067	—	7,334,067

Gross margin	—	—	1,747,359	—	1,747,359
Operating expenses	45,062	34	1,204,935	—	1,250,031

Operating income	(45,062)	(34)	542,424	—	497,328
Interest expense (income)	120,564	2,490	(89,254)	—	33,800
Other income, net	(354)	—	(1,658)	—	(2,012)

Earnings (losses) before income taxes	(165,272)	(2,524)	633,336	—	465,540
Income tax (benefit) provision	(49,465)	(755)	189,555	—	139,335
Equity in earnings of subsidiaries	442,012	13,193	—	(455,205)	—

Net earnings	$326,205	$11,424	$443,781	$(455,205)	$326,205

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended September 27, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Sales	$—	$—	$9,877,429	$—	$9,877,429
Cost of sales	—	—	7,990,873	—	7,990,873

Gross margin	—	—	1,886,556	—	1,886,556
Operating expenses	49,815	33	1,331,956	—	1,381,804

Operating income	(49,815)	(33)	554,600	—	504,752
Interest expense (income)	124,320	2,520	(100,430)	—	26,410
Other income, net	(1,362)	—	(1,451)	—	(2,813)

Earnings (losses) before income taxes	(172,773)	(2,553)	656,481	—	481,155
Income tax (benefit) provision	(73,375)	(1,084)	278,800	—	204,341
Equity in earnings of subsidiaries	376,212	12,509	—	(388,721)	—

Net earnings	$276,814	$11,040	$377,681	$(388,721)	$276,814

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended September 26, 2009
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(92,458)	$14,579	$124,353	$46,474
Investing activities	(49,771)	—	(121,736)	(171,507)
Financing activities	(120,591)	—	1,058	(119,533)
Effect of exchange rate on cash	—	—	8,518	8,518
Intercompany activity	(356)	(14,579)	14,935	—

Net (decrease) increase in cash	(263,176)	—	27,128	(236,048)
Cash at the beginning of the period	899,195	—	187,889	1,087,084

Cash at the end of the period	$636,019	$—	$215,017	$851,036

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended September 27, 2008
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(122,380)	$14,208	$171,542	$63,370
Investing activities	(13,777)	—	(79,270)	(93,047)
Financing activities	(173,853)	16	(828)	(174,665)
Effect of exchange rate on cash	—	—	(1,585)	(1,585)
Intercompany activity	55,714	(14,224)	(41,490)	—

Net (decrease) increase in cash	(254,296)	—	48,369	(205,927)
Cash at the beginning of the period	486,646	—	64,906	551,552

Cash at the end of the period	$232,350	$—	$113,275	$345,625

15. SUBSEQUENT EVENT
     Sysco has evaluated subsequent events through the date these financial statements were issued, November 3, 2009. In October 2009, the company entered into an interest rate swap agreement that effectively converted $250,000,000 of fixed rate debt maturing in fiscal 2013 to floating rate debt with the goal of reducing overall borrowing cost. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion should be read in conjunction with our consolidated financial statements as of June 27, 2009, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.
Highlights
     Weak economic conditions in the United States and Canada combined with lower consumer confidence contributed to a difficult business environment in the first quarter of fiscal 2010. These factors negatively impacted financial results in the first quarter of fiscal 2010. We also settled an outstanding tax matter with the Internal Revenue Service (IRS) and recognized gains on corporate-owned life insurance, both of which positively impacted net earnings and earnings per share.
•	Sales decreased 8.1% in the first quarter of fiscal 2010 from the comparable prior year period primarily due to weak economic conditions and the resulting impact on consumer spending and deflation. Deflation, as measured by changes in product costs, was an estimated 3.4% during the first quarter of fiscal 2010.

•	Operating income decreased to $497,328,000, or 5.5% of sales, a 1.5% decrease from the comparable prior year period. Operating income for the first quarter of fiscal 2010 was negatively impacted primarily by the decline in sales. Operating expenses declined 9.5% primarily through operating efficiencies, such as reduced payroll expense related to reduced headcount, lower incentive compensation and gains recorded on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values. Our operating companies have continued to manage their businesses effectively in a difficult environment, which is demonstrated by the fact that the decrease in operating income, excluding the gains on the insurance policies, was less than the decrease in sales.

•	Net earnings increased to $326,205,000, or 17.8% from the comparable prior year period primarily due to a decrease in the effective tax rate. The effective tax rate for the first quarter of fiscal 2010 was favorably impacted by the one-time reversal of interest accruals for tax contingencies related to a settlement with the IRS, the non-taxable gains recorded on corporate-owned life insurance and the reversal of valuation allowances on state net operating loss carryforwards.

•	Basic and diluted earnings per share in the first quarter of fiscal 2010 were both $0.55, an increase of 19.6% over the comparable prior year period. Both basic and diluted earnings per share were favorably impacted by $0.09 per share due to the one-time reversal of interest accruals for tax contingencies and the gains recorded on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values.
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

Strategy
     We intend to continue to expand our market share and grow earnings through strategies which include growing our sales, lowering procurement costs, achieving productivity gains and enhancing our technology platform. These strategies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.
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
ERP Project
     We previously announced that we had commenced the design of an enterprise-wide project to implement an integrated software system to support a majority of our business processes and further streamline our operations. These systems are commonly referred to as Enterprise Resource Planning (ERP) systems. We have largely completed the design phase of this project and anticipate making more specific decisions by the end of calendar 2009 with respect to the design of the system and the timing of its implementation. In the interim, we are beginning the preliminary stages of the configuration phase to provide more detailed and specific information upon which to base our decisions.
     ERP implementations are complex and time-consuming projects that involve substantial investments in system software and implementation activities over a multi-year timeframe. As is the case in most ERP implementations, we expect that the implementation of our ERP system will require transformation of business processes in order to realize the full benefits of the project. Although we expect the investment in the ERP project to provide meaningful benefits to the company over the long-term, it is likely that the costs will exceed the benefits during the early stages of implementation. We will communicate specific information regarding the impact of the project on our fiscal 2010 earnings and liquidity in December after final decisions regarding the implementation and timing of the project are made.
Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	September 26, 2009	September 27, 2008
Sales	100.0%	100.0%
Cost of sales	80.8	80.9

Gross margin	19.2	19.1
Operating expenses	13.7	14.0

Operating income	5.5	5.1
Interest expense	0.4	0.3
Other income, net	(0.0)	(0.0)

Earnings before income taxes	5.1	4.8
Income taxes	1.5	2.0

Net earnings	3.6%	2.8%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period
Sales	(8.1)%
Cost of sales	(8.2)

Gross margin	(7.4)
Operating expenses	(9.5)

Operating income	(1.5)
Interest expense	28.0
Other income, net	(28.5)

Earnings before income taxes	(3.2)
Income taxes	(31.8)

Net earnings	17.8%

Basic earnings per share	19.6%
Diluted earnings per share	19.6

Average shares outstanding	(1.8)
Diluted shares outstanding	(2.3)
Sales
     Sales were 8.1% lower in the first quarter of fiscal 2010 than the comparable period of the prior year. Product cost deflation and the resulting decrease in selling prices had a significant impact on sales levels in the first quarter of fiscal 2010. Estimated changes in product costs, an internal measure of deflation or inflation, were estimated as deflation of 3.4% during the first quarter of fiscal 2010, as compared to inflation of 8.3% during the first quarter of fiscal 2009. The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.5% compared to the first quarter of fiscal 2009. Sales from acquisitions that occurred within the last 12 months offset the rate of sales decline by 0.6% for the first quarter of fiscal 2010.
     Our sequential quarterly sales trend has demonstrated a continuing decline throughout fiscal 2008, fiscal 2009 and into fiscal 2010 from a positive 8.5% in the first quarter of fiscal 2008 to a negative 8.1% in the first quarter of fiscal 2010. We believe the weak economic conditions, which are placing pressure on consumer disposable income, are contributing to a decline in volume in the foodservice market and, in turn, have contributed to a reduction in our sales. A weak economic environment and continued deflation will make it challenging to grow sales in fiscal 2010; however, if underlying economic conditions improve during fiscal 2010, we believe our trend of sequential quarterly sales decline may improve as well. In the early part of the second quarter of fiscal 2010, the rate of sales volume decline for our Broadline segment has slowed from the rate experienced in the first quarter.
     We believe that our continued focus on the use of business reviews and business development activities, commitment to quality, investment in customer contact personnel and the efforts of our marketing associates and sales support personnel are key drivers to strengthening customer relationships and growing sales with new and existing customers. We also believe these activities help our customers in this difficult economic environment.
Operating Income
     Cost of sales primarily includes product costs, net of vendor consideration and in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities.
     Operating income decreased 1.5% in the first quarter of fiscal 2010 from the first quarter of fiscal 2009, and as a percentage of sales increased to 5.5%. This increase in operating income as a percentage of sales was primarily due to decreased operating expenses. Gross margin dollars decreased 7.4% in the first quarter of fiscal 2010 over the first quarter of fiscal 2009, while operating expenses decreased 9.5% in the first quarter of fiscal 2010.

     Gross margin dollars declined primarily due to lower sales, which reflected product cost deflation in the first quarter of fiscal 2010 as compared to product cost inflation in the first quarter fiscal 2009. We may be negatively impacted by prolonged periods of product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Gross margin dollars were also impacted by lower fuel surcharges. Fuel surcharges were approximately $29,000,000 lower in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. We expect fuel surcharge revenue to be up to $25,000,000 lower in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009; however, assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel surcharges in the last half of fiscal 2010 to be more closely comparable to those in the corresponding period in the prior year.
     Our operating expenses for the first quarter of fiscal 2010 were lower than in the comparable prior year period due to operating efficiencies, such as reduced payroll expense related to reduced headcount, and lower incentive compensation. In addition, we recorded gains on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values and had lower fuel costs. Partially offsetting these expense reductions was an increase in pension expense.
     Pay-related expense decreased by $70,004,000 in the first quarter of fiscal 2010 from the comparable prior year period. The reduction was primarily due to reduced headcount, as well as lower incentive compensation. Headcount declines occurred due to both productivity improvements and workforce reductions commensurate with lower sales.
     We adjust the carrying values of our corporate-owned life insurance policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are largely based on the values of underlying investments, which include publicly traded securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $21,152,000 in the first quarter of fiscal 2010 compared to losses of $22,908,000 in the first quarter of fiscal 2009. The performance of the financial markets will continue to influence the cash surrender values of our corporate-owned life insurance policies, which could cause volatility in operating income, net earnings and earnings per share.
     Sysco’s fuel costs decreased by $26,570,000 in the first quarter of fiscal 2010 from the first quarter of fiscal 2009 primarily due to decreased diesel prices. Sysco’s costs per gallon decreased 28.2% in the first quarter of fiscal 2010 over the first quarter of fiscal 2009. Sysco’s activities to manage fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.
     We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. In the first quarter of fiscal 2010, our forward fuel purchase commitments resulted in an estimated $11,000,000 of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes for the first two months of the quarter. As of September 26, 2009, we had forward diesel fuel commitments totaling approximately $42,000,000 through June 2010. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the remainder of fiscal 2010. These outstanding contracts were entered into at the prevailing rates in March, April and July 2009 and thus the fixed price on these contracts is slightly lower than the current market price for diesel. We expect fuel costs to be significantly lower in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009; however, assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel costs in the last half of fiscal 2010 to be more closely comparable to those in the corresponding period in the prior year.
     Net company-sponsored pension costs in the first quarter of fiscal 2010 were $10,428,000 higher than in the comparable prior year period, due primarily to lower returns on assets of our company-sponsored qualified pension plan (Retirement Plan) during fiscal 2009, partially offset by a increase in the discount rate used to calculate our projected benefit obligation and related pension expense for fiscal 2010.
Net Earnings
     Net earnings increased 17.8% in the first quarter of fiscal 2010 from the comparable period of the prior year due primarily to the impact of changes in income taxes discussed below, as well as the factors discussed above.
     The effective tax rate of 29.93% for the first quarter of fiscal 2010 was favorably impacted by three items. First, the company recorded a one-time income tax benefit of approximately $29,000,000 resulting from the reversal of previously accrued interest related to a settlement with the IRS (see “Other Considerations” for additional discussion). Second, the carrying values of the company’s corporate-owned life insurance policies are adjusted to their cash surrender values. The gain of $21,152,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first quarter of fiscal 2010 is non-taxable for income tax purposes and had the impact of decreasing the effective tax rate for the period. Third, the company recorded a tax benefit of approximately $5,000,000 for the reversal of valuation allowances previously recorded on state net operating loss carryforwards.
     The effective tax rate of 42.47% for the first quarter of fiscal 2009 was unfavorably impacted by two items. First, the company recorded a tax adjustment of approximately $11,000,000 to accrue for a previously unidentified tax contingency arising from a tax audit. Second, the losses of $22,908,000 recorded to adjust the carrying value of corporate-owned life insurance to their cash surrender values in the first quarter of fiscal 2009 was non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period.
Earnings Per Share
     Basic earnings per share and diluted earnings per share increased 19.6% in the first quarter of fiscal 2010 over the comparable period of the prior year. These increases were primarily the result of factors discussed above, partially offset by a net reduction in shares outstanding. Both basic and diluted earnings per share were favorably impacted by $0.09 per share due to the one-time reversal on interest accruals for tax contingencies and the gains recorded on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values. The net reduction in average shares outstanding was primarily due to share repurchases. The net reduction in diluted shares outstanding was primarily due to share repurchases and an increase in the number of anti-dilutive options excluded from the diluted shares calculation.
Segment Results
     We have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise. The accounting policies for the segments are the same as those disclosed by Sysco for our consolidated financial statements. Intersegment sales generally represent specialty produce and meat company products distributed by the Broadline and SYGMA operating companies. The segment results include certain centrally incurred costs for shared services that are charged to our segments. These centrally incurred costs are charged based upon the relative level of service used by each operating company consistent with how management views the performance of its operating segments.
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
     Included in corporate expenses, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;

•	Share-based compensation expense related to stock option grants, restricted stock grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors; and

•	Corporate-level depreciation and amortization expense.
     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Business Segment Information in Note 13:

	Operating Income as a
	Percentage of Sales
	13-Week Period
	September 26, 2009	September 27, 2008
Broadline	7.0%	6.7%
SYGMA	0.5	0.4
Other	3.5	3.2

     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Business Segment Information in Note 13:

	13-Week Period
		Operating
	Sales	Income
Broadline	(7.2)%	(2.7)%
SYGMA	(6.3)	26.3
Other	(17.1)	(10.3)
     The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of this statistical table, operating income of our segments excludes corporate expenses and consolidated adjustments of $43,348,000 in the first quarter of fiscal 2010 and $52,043,000 in the first quarter of fiscal 2009 that are not charged to our segments. This information should be read in conjunction with Business Segment Information in Note 13:

	13-Week Period Ended
	September 26, 2009		September 27, 2008
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	80.5%	94.1%	79.7%	94.0%
SYGMA	12.6	1.1	12.4	0.8
Other	8.2	4.8	9.1	5.2
Intersegment sales	(1.3)	—	(1.2)	—

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. In the first quarter fiscal 2010, the Broadline operating results represented approximately 81% of Sysco’s overall sales and 94% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.
Sales
     Sales were 7.2% lower in the first quarter of fiscal 2010 than the comparable period of the prior year. The weak economic environment has applied continued pressure to consumer discretionary spending and overall restaurant traffic counts and has resulted in reduced sales. Product cost deflation and the resulting decrease in selling prices had a significant impact on sales levels in the first quarter of fiscal 2010. Estimated changes in product costs, an internal measure of deflation or inflation, were estimated as deflation of 3.6% during the first quarter of fiscal 2010, as compared to inflation of 5.9% during the first quarter of fiscal 2009. The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.6% compared to the first quarter of fiscal 2009. Sales from acquisitions that occurred within the last 12 months offset the rate of sales decline by 0.8% for the first quarter of fiscal 2010. A weak economic environment and continued deflation will make it challenging to grow sales in fiscal 2010; however, if underlying economic conditions improve during fiscal 2010, we believe our trend of sequential quarterly sales decline may improve as well. In the early part of the second quarter of fiscal 2010, the rate of sales volume decline for our Broadline segment has slowed from the rate experienced in the first quarter.

Operating Income
     Operating income decreased 2.7% in the first quarter of fiscal 2010 from the comparable period of the prior year. Gross margin dollars decreased 6.7% while operating expenses decreased 8.6% in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. Effective management of operations in the current economic environment was evidenced by margins declining at a lower rate than our sales decline and by decreasing expenses as compared to the comparable prior year period.
     Contributing to the gross margin decline was a decrease of $21,233,000 in the fuel surcharges charged to customers in the first quarter of fiscal 2010 from the comparable period of the prior year due to less usage of these surcharges in the first quarter of fiscal 2010. Expense performance for the first quarter of fiscal 2010 was aided by operating efficiencies, such as reduced pay-related expense due to reduced headcount, and reduced fuel cost. Fuel costs were $16,277,000 lower in the first quarter of fiscal 2010 than in the comparable period of the prior year. We expect fuel surcharges and fuel costs to be significantly lower in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009; however, assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel surcharges and fuel costs in the last half of fiscal 2010 to be more closely comparable to those in the corresponding period in the prior year.
SYGMA Segment
     SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.
Sales
     Sales were 6.3% lower in the first quarter of fiscal 2010 than in the comparable period of the prior year. The weak economic environment has applied continued pressure to consumer discretionary spending and overall restaurant traffic counts and has resulted in reduced sales.
Operating Income
     Operating income increased $1,217,000 in the first quarter of fiscal 2010 over the comparable period of the prior year. Gross margin dollars decreased 10.4% while operating expenses decreased 12.0% in the first quarter of fiscal 2010 from the first quarter fiscal 2009. Contributing to the gross margin decline was a decrease of $7,893,000 in the fuel surcharges charged to customers in the first quarter of fiscal 2010 from the comparable period of the prior year due to lower fuel prices in the first quarter of fiscal 2010. The decline in operating expenses was primarily due to decrease of $6,455,000 in fuel costs in the first quarter of fiscal 2010 from the comparable period of the prior year. We expect fuel surcharges and fuel costs to be significantly lower in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009; however, assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel surcharges and fuel costs in the last half of fiscal 2010 to be more closely comparable to those in the corresponding period in the prior year. Also contributing to the decrease in operating expenses were operational efficiencies in both delivery and warehouse areas, including reduced payroll expense related to headcount reductions.
Other Segment
     “Other” financial information is attributable to our other operating segments, including our specialty produce, custom-cut meat and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under the accounting provisions related to disclosures about segments of an enterprise.
     Operating income decreased 10.3% for the first quarter of fiscal 2010 from the comparable period of the prior year. The decreases in operating income were caused primarily by reduced sales in all segments and reduced operating income in all segments except our specialty produce and lodging industry products segments. These decreases are primarily attributable to the weak economic environment in the United States and Canada.

Liquidity and Capital Resources
     Sysco’s strategic objectives require continuing investment. Our resources include cash provided by operations and access to capital from financial markets. Our operations historically have produced significant cash flow. Cash generated from operations is generally allocated to working capital requirements; investments in facilities, systems, fleet, other equipment and technology; acquisitions compatible with our overall growth strategy and cash dividends. Any remaining cash generated from operations may be invested in high-quality, short-term instruments or applied toward the cost of the share repurchase program. As a part of our on-going strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure. These transactions may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability.
     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets in the future, including issuances of debt securities under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements over at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. We have continued to maintain the highest credit rating available for commercial paper. We believe that we will continue to be able to access the commercial paper market effectively as well as the long-term capital market, if necessary.
Operating Activities
     We generated $46,474,000 in cash flow from operations in the first quarter of fiscal 2010, as compared to $63,370,000 in the first quarter of fiscal 2009. Cash flow from operations in the first quarter of fiscal 2010 was primarily generated by net income, reduced by changes in deferred tax assets and liabilities, increases in accounts receivable balances and inventory balances and a decrease in the net balances of other long-term liabilities and prepaid pension cost, partially offset by an increase in accounts payable balances. Cash flow from operations in the first quarter of fiscal 2009 was primarily generated by net income, reduced by increases in accounts receivable balances and inventory balances and a decrease in accrued expenses, partially offset by the deferred tax provision.
     The increase in accounts receivable balances for the first quarter of fiscal 2010 was primarily due to a seasonal change in volume and customer mix, partially offset by the sales decline. The increase in accounts receivable balances for the first quarter of fiscal 2009 was primarily due to a change in customer mix and sales growth. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first quarter as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than average.
     The increase in inventory balances for the first quarter of fiscal 2010 was related to the seasonal change in volume and customer mix discussed above. The increase in inventory balances for the first quarter fiscal 2009 was due to product cost increases as well as an increase in volume related to sales growth.
     The increases in accounts payable balances for the first quarter of fiscal 2010 and fiscal 2009 were primarily due to inventory growth. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.
     Cash flow from operations was negatively impacted by decreases in accrued expenses of $33,896,000 for the first quarter of fiscal 2010 and $149,281,000 for the first quarter of fiscal 2009. The decreases in both the first quarters of fiscal 2010 and fiscal 2009 were primarily due to the payment of the respective prior year annual incentive bonuses, partially offset by accruals for current year incentives. The level of prior year annual incentive bonuses paid in fiscal 2010 was significantly lower than in fiscal 2009, due to the operating performance trend in fiscal 2009. In addition, the decrease in the first quarter of fiscal 2009 was affected by the payment of 401(k) matching contributions, partially offset by accruals for current year 401(k) matching contributions.
     Cash flow from operations for the first quarter of fiscal 2010 was negatively impacted by changes in deferred tax assets and liabilities of $207,546,000, partially offset by an increase in accrued income taxes of $56,113,000. The main factor affecting both of these items, as well as cash taxes paid, was the IRS settlement, which resulted in the payment of taxes of $316,000,000 in the first quarter of fiscal 2010. Total cash taxes paid were $334,833,000 and $42,425,000 in the first quarters of fiscal 2010 and 2009, respectively.

     The net balances of other long-term liabilities and prepaid pension cost decreased $85,596,000 during the first quarter of fiscal 2010 and decreased $34,507,000 during the first quarter of fiscal 2009. The decrease in the first quarter of fiscal 2010 is primarily attributable to three items. First, our liability for unrecognized tax benefits decreased as a result of the settlement with the IRS (discussed below in Other Considerations). Second, our liability for deferred incentive compensation decreased due to accelerated distributions taken by plan participants of all or a portion of their vested balances pursuant to certain transitional relief under the provisions of Section 409A of the Internal Revenue Code. Third, pension contributions to our company-sponsored plans exceeded net company-sponsored pension costs. The decrease in the first quarter of fiscal 2009 was primarily attributable to pension contributions to our company-sponsored plans. This decrease was partially offset by the recording of net company-sponsored pension costs, incentive compensation deferrals and increases to our liability for unrecognized tax benefits. We recorded net company-sponsored pension costs of $31,530,000 and $21,102,000 in the first quarter of fiscal 2010 and fiscal 2009, respectively. Our contributions to our company-sponsored defined benefit plans were $38,808,000 and $83,881,000 during the first quarter of fiscal 2010 and fiscal 2009, respectively. The difference in the level of contributions in the first quarters of fiscal 2010 and fiscal 2009 is due to the timing of our contributions to the Retirement Plan. In fiscal 2010, we anticipate making quarterly contributions to the Retirement Plan in the amount of $35,000,000 per quarter. In fiscal 2009, we made a single annual contribution of $80,000,000 to the Retirement Plan in the first quarter of the year.
Financing Activities
     During the first quarter of fiscal 2010, there were no shares repurchased, as compared to 3,626,200 shares at a cost of $118,389,000 for the first quarter of fiscal 2009. As of October 24, 2009, there was a remaining authorization by our Board of Directors to repurchase up to 9,386,600 shares.
     Dividends paid in the first quarter of fiscal 2010 were $141,729,000, or $0.24 per share, as compared to $132,383,000, or $0.22 per share, in the first quarter of fiscal 2009. In September 2009, we declared our regular quarterly dividend for the second quarter of fiscal 2010 of $0.24 per share, which was paid in October 2009.
     We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $88,000,000, of which none was outstanding as of September 26, 2009 or October 24, 2009.
     Our Irish Subsidiary, Pallas Foods Limited, has a €20,000,000 (Euro) committed facility for unsecured borrowings for working capital, which expires March 31, 2010. There were no borrowings outstanding under this facility as of September 26, 2009 or October 24, 2009.
     As of September 26, 2009, there were no commercial paper issuances outstanding. During the 13-week period ended September 26, 2009, there were no commercial paper issuances or short-term bank borrowings.
     During the first quarter of fiscal 2010, the company entered into an interest rate swap agreement that effectively converted $200,000,000 of fixed rate debt maturing in fiscal 2014 to floating rate debt with the goal of reducing overall borrowing cost. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates.
Other Considerations
Multi-Employer Pension Plans
     As discussed in Note 12, Commitments and Contingencies, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, we estimate our share of withdrawal liability on most of the multi-employer plans in which we participate could have been as much as $107,000,000 as of September 26, 2009 based on a voluntary withdrawal. However, because we are not provided with the information by the plan administrators on a timely basis and we expect that many multi-employer pension plans’ assets have declined due to calendar 2008 stock market performance, we believe our current share of the withdrawal liability could be greater. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of September 26, 2009, we have approximately $17,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which our voluntary withdrawal had already occurred, all of which are expected to be paid in fiscal 2010.
     Required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, pension related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We believe that any requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items.
BSCC Cooperative Structure
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code the operation of which has resulted in a deferral of tax payments. The IRS, in connection with its audits of our 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that we had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the IRS on August 21, 2009 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts currently recorded within deferred taxes related to BSCC over a three year period and make a one-time payment of $41,000,000, of which approximately $39,000,000 is non-deductible. The settlement addresses the BSCC deferred tax issue as it relates to the IRS audit of our 2003 through 2006 federal income tax returns, and settles the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, we will pay the amounts owed in the following schedule:

Amounts paid annually:
Fiscal 2010	$528,000,000
Fiscal 2011	212,000,000
Fiscal 2012	212,000,000
Of the amounts to be paid in fiscal 2010 included in the table above, $316,000,000 was paid in the first quarter of fiscal 2010 and the remaining payments will be paid in equal quarterly installments beginning in the second quarter of fiscal 2010. Amounts to be paid in fiscal 2011 and 2012 will be paid with Sysco’s quarterly tax payments. We believe we have access to sufficient cash on hand, cash flows from operations and current access to capital to make payments on all of the amounts noted above.
Contractual Obligations
     Our Annual Report on Form 10-K for the fiscal year ended June 27, 2009 contains a table that summarizes our obligations and commitments to make contractual future cash payments as of June 27, 2009. Since June 27, 2009, there have been no material changes to our contractual obligations, except for a reduction of our liability for unrecognized tax benefits and related interest in the first quarter of fiscal 2010 due to our settlement with the IRS discussed above. As of September 26, 2009, we had a liability of $78,713,000 for unrecognized tax benefits for all tax jurisdictions and $37,121,000 for related interest that could result in cash payment.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Sysco’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our Annual Report on Form 10-K for the year ended June 27, 2009.

Accounting Changes
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which was subsequently codified within Accounting Standards Codification (ASC) 260, “Earnings Per Share.” This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This standard is effective for Sysco beginning in fiscal 2010 and interim periods within that year. All prior-period earnings per share data presented in filings subsequent to adoption must be adjusted retrospectively to conform with the provisions of this standard. Early application of this standard was not permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was subsequently codified within ASC 825, “Financial Instruments.” This standard amended previous guidance to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which is the first quarter of fiscal 2010 for Sysco. We have included the required disclosures for this standard in Note 4, “Fair Value Measurements”.
New Accounting Standards
Measuring Liabilities at Fair Value
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value”. This update provides additional guidance, including illustrative examples, clarifying the measurement of liabilities at fair value. This update is effective for the first reporting period beginning after its issuance. The company will adopt the provisions of this update in the second quarter of fiscal 2010 and is currently evaluating the impact the adoption of these provisions will have on its consolidated financial statements.
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business;

•	our expectation that the quarterly sales decline may improve;

•	the implementation of our enterprise-wide integrated software project;

•	sales and operating income trends;

•	anticipated multi-employer pension related liabilities and contributions to various multi-employer pension plans;

•	source of funds for required payments under the IRS settlement;

•	the impact of ongoing legal proceedings;

•	continued positive results from our strategies;

•	anticipated company-sponsored pension plan contributions;

•	anticipated share repurchases;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the application and impact of the adoption of certain accounting standards;

•	the anticipated use of proceeds from the issuance of long-term debt;

•	the impact of the financial markets on the cash surrender values of our corporate-owned life insurance policies;

•	fuel costs and expectations regarding the use of fuel surcharges; and

•	expectations regarding operating income and sales for our business segments.

     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009:
•	risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions and their effect on consumer confidence and spending;

•	the risk that we may not be able to compensate for increases in fuel costs and inflation;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	Sysco’s leverage and debt risks, capital and borrowing needs and changes in interest rates;

•	the potential impact of product liability claims and adverse publicity;

•	labor issues, including the renegotiation of union contracts;

•	the impact of financial market changes on the cash surrender values of our corporate-owned life insurance policies and on the assets held by our company-sponsored Retirement Plan and by the multi-employer pension plans in which we participate;

•	the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent;

•	that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans or that the Pension Protection Act could require that we make additional pension contributions;

•	the risk that prolonged product cost deflation may adversely affect our operations;

•	the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	difficulties in successfully entering and operating in international markets that have political, economic, regulatory and cultural environments different from those in the U.S. and Canada;

•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders;

•	our dependence on technology and the reliability of our technology network;

•	our design of an enterprise-wide software integration project may not be implemented and if implemented, could have a negative impact on our business, results of operations and liquidity;

•	risks related to the implementation of our enterprise-wide integrated software project, including the risk that the project may not be successfully implemented, may not prove cost effective and may have a material adverse effect on our liquidity and results of operations;

•	the effect of competition on us and our customers;

•	the ultimate outcome of litigation;

•	management’s allocation of capital and the timing of capital expenditures;

•	internal factors, such as the ability to increase efficiencies, control expenses and successfully execute growth strategies; and

•	with respect to share repurchases, market prices for the company’s securities and management’s decision to utilize capital for other purposes.
     For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009. There have been no significant changes to our market risks since June 27, 2009 except as noted below.

Interest Rate Risk
     At September 26, 2009, we had no commercial paper issuances outstanding. Our long-term debt obligations at September 26, 2009 were $2,477,526,000, of which approximately 91% were at fixed rates of interest.
     During the first quarter of fiscal 2010, we entered into an interest rate swap agreement that effectively converted $200,000,000 of fixed rate debt maturing in fiscal 2014 to floating rate debt with the goal of reducing overall borrowing cost. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. As of September 26, 2009, the interest rate swap agreement was recognized as a liability within the consolidated balance sheet at fair value within Other long-term liabilities of $446,000. The fixed interest rate on our debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.
     In October 2009, we entered into an interest rate swap agreement that effectively converted $250,000,000 of fixed rate debt maturing in fiscal 2013 to floating rate debt with the goal of reducing overall borrowing cost. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The fixed interest rate on our debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.
Fuel Price Risk
     Due to the nature of our distribution business, we are exposed to the potential volatility in fuel prices. From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of September 26, 2009, we had forward diesel fuel commitments totaling approximately $42,000,000 through June 2010. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the remainder of fiscal 2010. Our outstanding contracts were entered into at the prevailing rates in March, April and July 2009 and thus the fixed price on these contracts is slightly lower than the current market price for diesel.
Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 26, 2009, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of Sysco when ultimately concluded.
Item 1A. Risk Factors
     The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 27, 2009, which could materially impact our business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known by the company or that are currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the first quarter of fiscal 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Programs
Month #1 June 28 — July 25	21,642	$22.94	—	9,386,600

Month #2 July 26 — August 22	77,499	24.35	—	9,386,600

Month #3 August 23 —September 26	22,874	25.59	—	9,386,600

Total	122,015	$24.33	—	9,386,600

(1)	All shares purchased were shares tendered by individuals in connection with stock option exercises. There were no shares purchased as part of our publicly announced program during the first quarter of fiscal 2010.
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None
Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.11	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.1#	—	Letter agreement dated September 1, 2009 between Sysco Corporation and Robert C. Kreidler regarding compensation and relocation expenses.

10.2#	—	First Amended and Restated 2008 Cash Performance Unit Plan.

10.3#	—	Second Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.4#	—	Ninth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.5#	—	Form of Stock Option Grant Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan.

10.6#	—	Form of Restricted Stock Unit Award Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan.

10.7#	—	Form of Restricted Stock Unit Award Agreement to be issued to executive officers under the 2007 Stock Incentive Plan.

15.1#	—	Report from Ernst & Young dated November 3, 2009, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2009 filed with the SEC on November 3, 2009, formatted in XBRL includes: (i) Consolidated Balance Sheets as of September 26, 2009, June 27, 2009 and September 27, 2008, (ii) Consolidated Results of Operations for the fiscal periods ended September 26, 2009 and September 27, 2008, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended September 26, 2009 and September 27, 2008, (iv) Consolidated Cash Flows for the fiscal periods ended September 26, 2009 and September 27, 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
Chief Executive Officer

Date: November 3, 2009

By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and Chief Financial Officer

Date: November 3, 2009

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

Date: November 3, 2009

EXHIBIT INDEX

Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

Exhibits.

4.11	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.1#	—	Letter agreement dated September 1, 2009 between Sysco Corporation and Robert C. Kreidler regarding compensation and relocation expenses.

10.2#	—	First Amended and Restated 2008 Cash Performance Unit Plan.

10.3#	—	Second Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.4#	—	Ninth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.5#	—	Form of Stock Option Grant Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan.

10.6#	—	Form of Restricted Stock Unit Award Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan.

10.7#	—	Form of Restricted Stock Unit Award Agreement to be issued to executive officers under the 2007 Stock Incentive Plan.

15.1#	—	Report from Ernst & Young dated November 3, 2009, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2009 filed with the SEC on November 3, 2009, formatted in XBRL includes: (i) Consolidated Balance Sheets as of September 26, 2009, June 27, 2009 and September 27, 2008, (ii) Consolidated Results of Operations for the fiscal periods ended September 26, 2009 and September 27, 2008, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended September 26, 2009 and September 27, 2008, (iv) Consolidated Cash Flows for the fiscal periods ended September 26, 2009 and September 27, 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith