Form 10-Q
period 2009-12-26
SYSCO CORP
filed 2010-02-02
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009

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
     592,548,417 shares of common stock were outstanding as of January 23, 2010.

		Page No.
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	36
Item 6.	Exhibits	36

Signatures		39
EX-10.1
EX-10.2
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	December 26, 2009	June 27, 2009	December 27, 2008
	(unaudited)		(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$647,606	$1,087,084	$373,074
Short-term investments	61,860	—	—
Accounts and notes receivable, less allowances of $67,035, $36,078 and $67,400	2,526,044	2,468,511	2,623,509
Inventories	1,790,327	1,650,666	1,862,187
Prepaid expenses and other current assets	63,674	64,418	60,938

Total current assets	5,089,511	5,270,679	4,919,708
Plant and equipment at cost, less depreciation	3,072,721	2,979,200	2,890,641
Other assets
Goodwill	1,551,550	1,510,795	1,384,790
Intangibles, less amortization	118,032	121,089	78,976
Restricted cash	128,683	93,858	93,541
Prepaid pension cost	70,753	26,746	249,840
Other assets	245,716	214,252	193,926

Total other assets	2,114,734	1,966,740	2,001,073

Total assets	$10,276,966	$10,216,619	$9,811,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,906,745	$1,856,887	$1,707,331
Accrued expenses	793,303	797,756	806,055
Accrued income taxes	56,775	323,983	538,790
Deferred taxes	18,482	162,365	234,286
Current maturities of long-term debt	8,438	9,163	6,747

Total current liabilities	2,783,743	3,150,154	3,293,209
Other liabilities
Long-term debt	2,468,690	2,467,486	1,972,612
Deferred taxes	545,863	526,377	539,534
Other long-term liabilities	548,383	622,900	712,055

Total other liabilities	3,562,936	3,616,763	3,224,201
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	788,138	760,352	750,843
Retained earnings	6,844,095	6,539,890	6,281,575
Accumulated other comprehensive loss	(180,095)	(277,986)	(197,287)
Treasury stock at cost, 173,100,605, 175,148,403 and 173,746,062 shares	(4,287,026)	(4,337,729)	(4,306,294)

Total shareholders’ equity	3,930,287	3,449,702	3,294,012

Total liabilities and shareholders’ equity	$10,276,966	$10,216,619	$9,811,422

Note: The June 27, 2009 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	26-Week Period Ended		13-Week Period Ended
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008

Sales	$17,949,925	$19,027,232	$8,868,499	$9,149,803
Cost of sales	14,507,679	15,390,563	7,173,612	7,399,690

Gross margin	3,442,246	3,636,669	1,694,887	1,750,113
Operating expenses	2,482,567	2,710,053	1,232,536	1,328,249

Operating income	959,679	926,616	462,351	421,864
Interest expense	65,322	54,810	31,522	28,400
Other income, net	(3,150)	(8,036)	(1,138)	(5,223)

Earnings before income taxes	897,507	879,842	431,967	398,687
Income taxes	302,953	365,374	163,618	161,033

Net earnings	$594,554	$514,468	$268,349	$237,654

Net earnings:
Basic earnings per share	$1.00	$0.86	$0.45	$0.40
Diluted earnings per share	$1.00	0.86	0.45	0.40

Average shares outstanding	592,110,975	599,903,629	592,651,712	597,549,831
Diluted shares outstanding	592,678,989	601,100,591	593,372,477	598,233,384

Dividends declared per common share	$0.49	$0.46	$0.25	$0.24
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	26-Week Period Ended		13-Week Period Ended
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008

Net earnings	$594,554	$514,468	$268,349	$237,654

Other comprehensive income (loss):
Foreign currency translation adjustment	83,946	(118,701)	46,864	(104,574)
Items presented net of tax:
Amortization of cash flow hedge	214	214	107	107
Amortization of unrecognized prior service cost	1,353	961	677	730
Amortization of unrecognized actuarial losses (gains), net	12,332	5,411	6,166	2,705
Amortization of unrecognized transition obligation	46	46	23	23
Pension liability assumption	—	(16,450)	—	2,030

Total other comprehensive income (loss)	97,891	(128,519)	53,837	(98,979)

Comprehensive income	$692,445	$385,949	$322,186	$138,675

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	26-Week Period Ended
	Dec. 26, 2009	Dec. 27, 2008
Cash flows from operating activities:
Net earnings	$594,554	$514,468
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	39,913	35,129
Depreciation and amortization	189,428	190,609
Deferred taxes	(172,756)	337,453
Provision for losses on receivables	19,815	30,652
Other non-cash items	536	(112)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(53,597)	26,769
(Increase) in inventories	(121,626)	(57,859)
Decrease in prepaid expenses and other current assets	1,307	2,144
Increase (decrease) in accounts payable	27,688	(301,018)
(Decrease) in accrued expenses	(16,974)	(149,811)
(Decrease) in accrued income taxes	(236,099)	(68,877)
(Increase) decrease in other assets	(30,372)	2,087
(Decrease) increase in other long-term liabilities and prepaid pension cost, net	(97,343)	2,889
Excess tax benefits from share-based compensation arrangements	(475)	(2,774)

Net cash provided by operating activities	143,999	561,749

Cash flows from investing activities:
Additions to plant and equipment	(247,575)	(178,596)
Proceeds from sales of plant and equipment	2,422	2,077
Acquisition of businesses, net of cash acquired	(9,161)	(16,277)
Purchases of short-term investments	(60,162)	—
(Increase) in restricted cash	(34,825)	(954)

Net cash used for investing activities	(349,301)	(193,750)

Cash flows from financing activities:
Other debt borrowings	4,580	9,316
Other debt repayments	(5,601)	(5,610)
Common stock reissued from treasury for share-based compensation awards	36,914	85,628
Treasury stock purchases	—	(358,751)
Dividends paid	(283,766)	(264,687)
Excess tax benefits from share-based compensation arrangements	475	2,774

Net cash used for financing activities	(247,398)	(531,330)

Effect of exchange rates on cash	13,222	(15,147)

Net (decrease) in cash and cash equivalents	(439,478)	(178,478)
Cash and cash equivalents at beginning of period	1,087,084	551,552

Cash and cash equivalents at end of period	$647,606	$373,074

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$67,670	$55,577
Income taxes	759,704	73,830
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
     Sysco has evaluated subsequent events through the date these financial statements were issued, February 2, 2010.
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
2. CHANGES IN ACCOUNTING
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which was subsequently codified within Accounting Standards Codification (ASC) 260, “Earnings Per Share.” This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This standard was effective for Sysco beginning in fiscal 2010 and interim periods within that year. All prior-period earnings per share data presented in filings subsequent to adoption must be adjusted retrospectively to conform with the provisions of this standard. Early application of this standard was not permitted. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which was subsequently codified within ASC 825, “Financial Instruments.” This standard amended previous guidance to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard was effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for Sysco. The company has included the required disclosures for this standard in Note 4, “Fair Value Measurements”.
Measuring Liabilities at Fair Value
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value”. This update provides additional guidance, including illustrative examples, clarifying the measurement of liabilities at fair value. This update is effective for the first reporting period beginning after its issuance. The company adopted the provisions of this update in the second quarter of fiscal 2010. The adoption of this update did not have a material impact on the company’s consolidated financial statements.

3. NEW ACCOUNTING STANDARDS
Improving Disclosures About Fair Value Measurements
     In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” The majority of the provisions of this update, including those applicable to Sysco, are effective for interim and annual reporting periods beginning after December 15, 2009. Early application of the provisions of this update is permitted. The company will adopt the applicable provisions of this update in the third quarter of fiscal 2010 and is currently evaluating the impact the adoption of these provisions will have on its consolidated financial statement disclosures.
4. FAIR VALUE MEASUREMENTS
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and

•	Level 3 — Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.
     Sysco’s policy is to invest in only high-quality investments. Cash equivalents primarily include time deposits, certificates of deposit, commercial paper and all highly liquid instruments with original maturities of three months or less. Short-term investments consist of commercial paper with original maturities of greater than three months but less than one year. These investments are considered available-for-sale and are recorded at fair value. As of December 26, 2009, the difference between the fair value of the short-term investments and the original cost was not material. Restricted cash consists of investments in high-quality money market funds.
     The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
•	Time deposits, certificates of deposit and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value.

•	Commercial paper included in short-term investments is valued using broker quotes that utilize observable market inputs.

•	Money market funds are valued at the closing price reported by the fund sponsor on an actively traded exchange.

•	The interest rate swap agreements are valued using a swap valuation model that utilizes observable market inputs.

     The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of December 26, 2009, June 27, 2009 and December 27, 2008:

	Assets and Liabilities Measured at Fair Value as of December 26, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents
Cash equivalents	$357,800,000	$102,846,000	$—	$460,646,000
Short-term investments	—	61,860,000	—	61,860,000
Restricted cash	128,683,000	—	—	128,683,000
Interest rate swap agreements	—	534,000	—	534,000

Total assets at fair value	$486,483,000	$165,240,000	$—	$651,723,000

Liabilities:
Other long-term liabilities
Interest rate swap agreement	$—	$1,109,000	$—	$1,109,000

	Assets Measured at Fair Value as of June 27, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents
Cash equivalents	$721,710,000	$117,844,000	$—	$839,554,000
Restricted cash	93,858,000	—	—	93,858,000

Total assets at fair value	$815,568,000	$117,844,000	$—	$933,412,000

	Assets Measured at Fair Value as of December 27, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents
Cash equivalents	$—	$207,729,000	$—	$207,729,000
Restricted cash	93,541,000	—	—	93,541,000

Total assets at fair value	$93,541,000	$207,729,000	$—	$301,270,000

     The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total debt approximated $2,603,952,000 and $2,548,861,000 as of December 26, 2009 and June 27, 2009, respectively. The carrying value of total debt was $2,477,128,000 and $2,476,649,000 as of December 26, 2009 and June 27, 2009, respectively.
5. DERIVATIVE FINANCIAL INSTRUMENTS
     Sysco manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this goal. The company does not use derivative financial instruments for trading or speculative purposes.
     In September 2009, the company entered into an interest rate swap agreement that effectively converted $200,000,000 of fixed rate debt maturing in fiscal 2014 to floating rate debt. In October 2009, the company entered into an interest rate swap agreement that effectively converted $250,000,000 of fixed rate debt maturing in fiscal 2013 to floating rate debt. Both transactions were entered into with the goal of reducing overall borrowing cost. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.

     The location and the fair value of derivative instruments in the consolidated balance sheet as of December 26, 2009 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest rate swap agreements	Other assets	$534,000	Other long-term liabilities	$1,109,000
     The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 26-week period and 13-week period ended December 26, 2009 presented on a pre-tax basis are as follows:

		Amount of (Gain) or Loss
		Recognized in Income
	Location of (Gain)	26-Week	13-Week
	or Loss Recognized	Period Ended	Period Ended
	in Income	Dec. 26, 2009	Dec. 26, 2009
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(1,454,000)	$(1,679,000)
Hedged items — debt	Interest expense	(104,000)	(12,000)
     Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 26-week period and the 13-week periods ended December 26, 2009. The interest rate swaps do not contain a credit-risk-related contingent feature.
6. DEBT
     As of December 26, 2009, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $88,000,000, of which none was outstanding.
     As of December 26, 2009, the company’s Irish Subsidiary, Pallas Foods Limited, had a €20,000,000 (Euro) committed facility for unsecured borrowings for working capital expiring March 31, 2010, which consisted of a €12,000,000 (Euro) overdraft and a €8,000,000 (Euro) revolver. There were no borrowings outstanding under either portion of this facility as of December 26, 2009. In January 2010, the €8,000,000 (Euro) revolver portion of the facility was discontinued, leaving the €12,000,000 (Euro) overdraft line portion of the facility with the same expiration date of March 31, 2010.
     Sysco and one of its subsidiaries, Sysco International, Co., have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs. The facility in the amount of $1,000,000,000 expires on November 4, 2012, but is subject to extension.
     As of December 26, 2009, there were no commercial paper issuances outstanding. During the 26-week period ended December 26, 2009, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1,820,000.

7. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 26-week period presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
Service cost	$33,326,000	$40,387,000	$164,000	$245,000
Interest cost	59,797,000	56,606,000	281,000	312,000
Expected return on plan assets	(52,430,000)	(63,711,000)	—	—
Amortization of prior service cost	2,104,000	1,494,000	93,000	65,000
Recognized net actuarial loss (gain)	20,262,000	8,863,000	(245,000)	(79,000)
Amortization of transition obligation	—	—	76,000	76,000

Net periodic benefit cost	$63,059,000	$43,639,000	$369,000	$619,000

     The components of net company-sponsored benefit cost for the 13-week period presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008

Service cost	$16,663,000	$20,256,000	$82,000	$123,000
Interest cost	29,898,000	28,555,000	141,000	156,000
Expected return on plan assets	(26,215,000)	(31,856,000)	—	—
Amortization of prior service cost	1,053,000	1,151,000	46,000	33,000
Recognized net actuarial loss (gain)	10,130,000	4,431,000	(122,000)	(40,000)
Amortization of transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$31,529,000	$22,537,000	$185,000	$310,000

     Sysco’s contributions to its company-sponsored defined benefit plans were $77,690,000 and $87,394,000 during the 26-week periods ended December 26, 2009 and December 27, 2008, respectively.
     Sysco’s minimum required contribution to its company-sponsored qualified pension plan (Retirement Plan) for the calendar 2009 plan year was estimated at $95,000,000 to meet ERISA minimum funding requirements. The company will be required to pay quarterly contributions for the calendar 2010 plan year, the first installment of which must be made in fiscal 2010. The company anticipates it will make $140,000,000 of contributions to the Retirement Plan in fiscal 2010. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2010 contributions to fund benefit payments for the SERP and other post-retirement plans are $19,445,000 and $372,000, respectively.

8. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	26-Week Period Ended		13-Week Period Ended
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008

Numerator:
Net earnings	$594,554,000	$514,568,000	$268,349,000	$237,654,000

Denumerator:
Weighted-average basic shares outstanding	592,110,975	599,903,629	592,651,712	597,549,831
Dilutive effect of share-based awards	568,014	1,196,962	720,765	683,553

Weighted-average diluted shares outstanding	592,678,989	601,100,591	593,372,477	598,233,384

Basic earnings per share:	$1.00	$0.86	$0.45	$0.40

Diluted earnings per share:	$1.00	$0.86	$0.45	$0.40

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 65,900,000 and 61,300,000 for the first 26 weeks of fiscal 2010 and 2009, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 66,300,000 and 63,000,000 for the second quarter of fiscal 2010 and 2009, respectively.
9. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans. Sysco also previously provided share-based compensation under its Management Incentive Plans.
Stock Incentive Plans
     Sysco’s 2007 Stock Incentive Plan was amended in November 2009 to increase the total number of shares authorized for issuance under the plan from 30,000,000 to 55,000,000 shares. The number of shares available for issuance as options or stock appreciation rights was increased from 25,000,000 to 55,000,000 shares. The number of shares available for issuance as restricted stock, restricted stock units or other types of stock-based awards was increased from 5,000,000 to 10,000,000 shares. The amendment also removed the provision that allowed for issuance of restricted stock, restricted stock units and other types of stock-based awards in excess of the 5,000,000 share limitation if the aggregate number of shares available for issuance under the plan was reduced by four shares for each share issued in excess of the limitation.
     In the first 26 weeks of fiscal 2010, options to purchase 8,494,200 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 26 weeks of fiscal 2010 was $4.53.
     In the first 26 weeks of fiscal 2010, 652,300 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. The majority of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 26 weeks of fiscal 2010 was $27.24.

     In the first 26 weeks of fiscal 2010, 58,310 shares of restricted stock were granted to non-employee directors from the 2005 Non-Employee Directors Stock Plan. The fair value of the restricted stock awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value per share of restricted stock granted during the first 26 weeks of fiscal 2010 was $27.44.
     Sysco’s 2009 Non-Employee Directors Stock Plan was adopted in November 2009 and provides for the issuance of up to 750,000 shares of Sysco common stock for share-based awards to non-employee directors. The authorized shares may be granted as restricted stock, restricted stock units, elected shares or additional shares. This plan will replace the 2005 Non-Employee Directors Stock Plan once all remaining shares in the 2005 Plan have been issued.
Employees’ Stock Purchase Plan
     Plan participants purchased 1,025,706 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 26 weeks of fiscal 2010.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $3.54 during the first 26 weeks of fiscal 2010. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $39,913,000 and $35,129,000 for the first 26 weeks of fiscal 2010 and fiscal 2009, respectively.
     As of December 26, 2009, there was $86,110,000 of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.16 years.
10. INCOME TAXES
Internal Revenue Service Settlement
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code, the operation of which has resulted in a deferral of tax payments. The Internal Revenue Service (IRS), in connection with its audits of the company’s 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that the company had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the IRS on August 21, 2009 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts that were recorded within deferred taxes related to BSCC over a three year period and make a one-time payment of $41,000,000, of which approximately $39,000,000 was non-deductible. The settlement addresses the BSCC deferred tax issue as it relates to the IRS audit of the company’s 2003 through 2006 federal income tax returns, and settles the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, the company will pay the amounts owed in the following schedule:

Amounts paid annually:
Fiscal 2010	$528,000,000
Fiscal 2011	212,000,000
Fiscal 2012	212,000,000
     Of the amounts to be paid in fiscal 2010 included in the table above, $422,000,000 was paid in the first 26 weeks of fiscal 2010 and the remaining payments will be paid in equal installments with Sysco’s remaining quarterly tax payments. Amounts to be paid in fiscal 2011 and 2012 will be paid with Sysco’s quarterly tax payments. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above. The company had previously accrued interest for a portion of the exposure pertaining to the IRS proposed adjustments and as a result of the settlement with the IRS, Sysco recorded an income tax benefit of approximately $29,000,000 in the first quarter of fiscal 2010.

     Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of fiscal 2010. Additionally, beginning in fiscal 2010, the company is not deferring taxes for federal purposes according to its agreement with the IRS.
Uncertain Tax Benefits
     As of December 26, 2009, the gross amount of unrecognized tax benefits was $86,740,000 and the gross amount of accrued interest liabilities was $36,483,000. Accrued interest decreased from the amount accrued as of June 27, 2009 of $146,998,000 due to the settlement with the IRS. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.
Effective Tax Rates
     The effective tax rate of 33.75% for the first 26 weeks of fiscal 2010 was favorably impacted by three items. First, as discussed above, the company recorded an income tax benefit of approximately $29,000,000 resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS. Second, the carrying values of the company’s corporate-owned life insurance (COLI) policies are adjusted to their cash surrender values. The gain of $26,341,000 recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 26 weeks of fiscal 2010 is non-taxable for income tax purposes and had the impact of decreasing the effective tax rate for the period. Third, the company recorded a tax benefit of approximately $5,000,000 for the reversal of valuation allowances previously recorded on state net operating loss carryforwards.
     The effective tax rate of 41.53% for the first 26 weeks of fiscal 2009 was unfavorably impacted by two items. First, a loss of $54,604,000 was recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 26 weeks of fiscal 2009. Second, the company recorded a tax adjustment of approximately $11,000,000 to accrue for a previously unidentified tax contingency arising from a tax audit. The effective tax rate for the first 26 weeks of fiscal 2009 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $6,600,000 resulting from changes in exchange rates.
     The effective tax rate of 37.88% for the second quarter of fiscal 2010 was favorably impacted by the gain of $5,189,000 recorded to adjust the carrying value of COLI policies to their cash surrender values in the second quarter of fiscal 2010.
     The effective tax rate of 40.39% for the second quarter of fiscal 2009 was unfavorably impacted by the loss of $31,696,000 recorded to adjust the carrying value of COLI policies to their cash surrender values in the second quarter of fiscal 2009. The effective tax rate for the second quarter of fiscal 2009 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $5,700,000 resulting from changes in exchange rates.
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
11. ACQUISITIONS
     During the first 26 weeks of fiscal 2010, in the aggregate, the company paid cash of $9,161,000 primarily for contingent consideration related to operations acquired in previous fiscal years and for acquisitions made during fiscal 2010. The fiscal 2010 acquisitions were immaterial to the consolidated financial statements.

     Certain acquisitions involve contingent consideration typically payable over periods up to four years only in the event that certain operating results are attained or certain outstanding contingencies are resolved. As of December 26, 2009, aggregate contingent consideration amounts outstanding relating to acquisitions completed prior to fiscal 2010 included $73,383,000 in cash which, if earned, could result in the recording of additional goodwill.
12. COMMITMENTS AND CONTINGENCIES
     Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.
Multi-Employer Pension Plans
     Sysco contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Sysco does not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other employers contributing to the plan. Based upon the information available from plan administrators, management believes that several of these multi-employer plans are underfunded. In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, Sysco expects its contributions to these plans to increase in the future.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, which has valuation dates ranging from December 31, 2007 to June 30, 2009, Sysco estimates its share of withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $174,000,000 as of December 26, 2009 based on a voluntary withdrawal. The majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2008; therefore, the company’s estimated liability reflects the asset losses incurred by the financial markets as of that date. In general, the financial markets improved during calendar year 2009; therefore, management believes Sysco’s current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of December 26, 2009, Sysco had approximately $17,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred, all of which are expected to be paid during fiscal 2010.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of December 26, 2009, outstanding forward diesel fuel purchase commitments totaled approximately $66,000,000 at a fixed price through December 2010.
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
     Included in corporate expenses, among other items, are:
•	Gains and losses recognized to adjust COLI policies to their cash surrender values;

•	Share-based compensation expense related to stock option grants, restricted stock grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors; and

•	Corporate-level depreciation and amortization expense.
     The following table sets forth certain financial information for Sysco’s business segments:

	26-Week Period Ended		13-Week Period Ended
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
Sales (in thousands):
Broadline	$14,393,429	$15,077,939	$7,084,723	$7,205,372
SYGMA	2,308,174	2,460,809	1,157,313	1,232,574
Other	1,495,543	1,726,797	752,666	831,057
Intersegment sales	(247,221)	(238,313)	(126,203)	(119,200)

Total	$17,949,925	$19,027,232	$8,868,499	$9,149,803

	26-Week Period Ended		13-Week Period Ended
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
Operating income (in thousands):
Broadline	$1,009,924	$995,124	$500,900	$471,714
SYGMA	17,857	14,342	12,019	9,721
Other	55,799	60,455	29,985	31,691

Total segments	1,083,580	1,069,921	542,904	513,126
Corporate expenses	(123,901)	(143,305)	(80,553)	(91,262)

Total operating income	959,679	926,616	462,351	421,864

Interest expense	65,322	54,810	31,522	28,400
Other income, net	(3,150)	(8,036)	(1,138)	(5,223)

Earnings before income taxes	$897,507	$879,842	$431,967	$398,687

	Dec. 26, 2009	June 27, 2009	Dec. 27, 2008
Assets (in thousands):
Broadline	$6,046,959	$5,706,431	$5,869,963
SYGMA	384,735	366,539	400,900
Other	922,233	914,764	963,867

Total segments	7,353,927	6,987,734	7,234,730
Corporate	2,923,039	3,228,885	2,576,692

Total	$10,276,966	$10,216,619	$9,811,422

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

	Condensed Consolidating Balance Sheet
	December 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$499,453	$10	$4,590,048	$—	$5,089,511
Investment in subsidiaries	14,134,945	458,012	137,741	(14,730,698)	—
Plant and equipment, net	301,018	—	2,771,703	—	3,072,721
Other assets	482,452	761	1,631,521	—	2,114,734

Total assets	$15,417,868	$458,783	$9,131,013	$(14,730,698)	$10,276,966

Current liabilities	$416,043	$929	$2,366,771	$—	$2,783,743
Intercompany payables (receivables)	8,590,840	79,443	(8,670,283)	—	—
Long-term debt	2,219,095	199,847	49,748	—	2,468,690
Other liabilities	425,110	—	669,136	—	1,094,246
Shareholders’ equity	3,766,780	178,564	14,715,641	(14,730,698)	3,930,287

Total liabilities and shareholders’ equity	$15,417,868	$458,783	$9,131,013	$(14,730,698)	$10,276,966

	Condensed Consolidating Balance Sheet
	June 27, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$937,335	$36	$4,333,308	$—	$5,270,679
Investment in subsidiaries	13,293,437	403,363	165,197	(13,861,997)	—
Plant and equipment, net	264,657	—	2,714,543	—	2,979,200
Other assets	421,371	830	1,544,539	—	1,966,740

Total assets	$14,916,800	$404,229	$8,757,587	$(13,861,997)	$10,216,619

Current liabilities	$380,195	$954	$2,769,005	$—	$3,150,154
Intercompany payables (receivables)	8,533,159	54,785	(8,587,944)	—	—
Long-term debt	2,219,655	199,816	48,015	—	2,467,486
Other liabilities	413,651	—	735,626	—	1,149,277
Shareholders’ equity	3,370,140	148,674	13,792,885	(13,861,997)	3,449,702

Total liabilities and shareholders’ equity	$14,916,800	$404,229	$8,757,587	$(13,861,997)	$10,216,619

	Condensed Consolidating Balance Sheet
	December 27, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$319,989	$—	$4,599,719	$—	$4,919,708
Investment in subsidiaries	14,950,323	370,726	180,621	(15,501,670)	—
Plant and equipment, net	249,677	—	2,640,964	—	2,890,641
Other assets	575,876	914	1,424,283	—	2,001,073

Total assets	$16,095,865	$371,640	$8,845,587	$(15,501,670)	$9,811,422

Current liabilities	$423,587	$556	$2,869,066	$—	$3,293,209
Intercompany payables (receivables)	10,202,526	42,659	(10,245,185)	—	—
Long-term debt	1,728,390	199,784	44,438	—	1,972,612
Other liabilities	492,665	—	758,924	—	1,251,589
Shareholders’ equity	3,248,697	128,641	15,418,344	(15,501,670)	3,294,012

Total liabilities and shareholders’ equity	$16,095,865	$371,640	$8,845,587	$(15,501,670)	$9,811,422

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Sales	$—	$—	$17,949,925	$—	$17,949,925
Cost of sales	—	—	14,507,679	—	14,507,679

Gross margin	—	—	3,442,246	—	3,442,246
Operating expenses	122,810	69	2,359,688	—	2,482,567

Operating income	(122,810)	(69)	1,082,558	—	959,679
Interest expense (income)	241,130	5,068	(180,876)	—	65,322
Other income, net	(360)	—	(2,790)	—	(3,150)

Earnings (losses) before income taxes	(363,580)	(5,137)	1,266,224	—	897,507
Income tax (benefit) provision	(122,726)	(1,734)	427,413	—	302,953
Equity in earnings of subsidiaries	835,408	27,193	—	(862,601)	—

Net earnings	$594,554	$23,790	$838,811	$(862,601)	$594,554

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended December 27, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Sales	$—	$—	$19,027,232	$—	$19,027,232
Cost of sales	—	—	15,390,563	—	15,390,563

Gross margin	—	—	3,636,669	—	3,636,669
Operating expenses	140,605	59	2,569,389	—	2,710,053

Operating income	(140,605)	(59)	1,067,280	—	926,616
Interest expense (income)	250,124	5,814	(201,128)	—	54,810
Other income, net	(2,092)	—	(5,944)	—	(8,036)

Earnings (losses) before income taxes	(388,637)	(5,873)	1,274,352	—	879,842
Income tax (benefit) provision	(161,390)	(2,439)	529,203	—	365,374
Equity in earnings of subsidiaries	741,715	27,413	—	(769,128)	—

Net earnings	$514,468	$23,979	$745,149	$(769,128)	$514,468

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended December 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Sales	$—	$—	$8,868,499	$—	$8,868,499
Cost of sales	—	—	7,173,612	—	7,173,612

Gross margin	—	—	1,694,887	—	1,694,887
Operating expenses	77,748	35	1,154,753	—	1,232,536

Operating income	(77,748)	(35)	540,134	—	462,351
Interest expense (income)	120,566	2,578	(91,622)	—	31,522
Other income, net	(6)	—	(1,132)	—	(1,138)

Earnings (losses) before income taxes	(198,308)	(2,613)	632,888	—	431,967
Income tax (benefit) provision	(73,262)	(979)	237,859	—	163,618
Equity in earnings of subsidiaries	393,395	14,000	—	(407,395)	—

Net earnings	$268,349	$12,366	$395,029	$(407,395)	$268,349

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended December 27, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Sales	$—	$—	$9,149,803	$—	$9,149,803
Cost of sales	—	—	7,399,690	—	7,399,690

Gross margin	—	—	1,750,113	—	1,750,113
Operating expenses	90,790	26	1,237,433	—	1,328,249

Operating income	(90,790)	(26)	512,680	—	421,864
Interest expense (income)	125,804	3,294	(100,698)	—	28,400
Other income, net	(730)	—	(4,493)	—	(5,223)

Earnings (losses) before income taxes	(215,864)	(3,320)	617,871	—	398,687
Income tax (benefit) provision	(88,015)	(1,355)	250,403	—	161,033
Equity in earnings of subsidiaries	365,503	14,904	—	(380,407)	—

Net earnings	$237,654	$12,939	$367,468	$(380,407)	$237,654

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended December 26, 2009
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(154,832)	$23,891	$274,940	$143,999
Investing activities	(87,551)	—	(261,750)	$(349,301)
Financing activities	(248,177)	—	779	$(247,398)
Effect of exchange rate on cash	—	—	13,222	13,222
Intercompany activity	57,742	(23,891)	(33,851)	—

Net (decrease) increase in cash	(432,818)	—	(6,660)	(439,478)
Cash at the beginning of the period	899,195	—	187,889	1,087,084

Cash at the end of the period	$466,377	$—	$181,229	$647,606

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended December 27, 2008
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(168,809)	$23,929	$706,629	$561,749
Investing activities	(18,613)	—	(175,137)	(193,750)
Financing activities	(530,723)	—	(607)	(531,330)
Effect of exchange rate on cash	—	—	(15,147)	(15,147)
Intercompany activity	526,680	(23,929)	(502,751)	—

Net (decrease) increase in cash	(191,465)	—	12,987	(178,478)
Cash at the beginning of the period	486,646	—	64,906	551,552

Cash at the end of the period	$295,181	$—	$77,893	$373,074

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion should be read in conjunction with our consolidated financial statements as of June 27, 2009, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.
Highlights
     Weak economic conditions in the United States and Canada combined with lower consumer confidence contributed to a difficult business environment in the first 26 weeks of fiscal 2010. These factors negatively impacted financial results in the first 26 weeks of fiscal 2010. We also settled an outstanding tax matter with the Internal Revenue Service (IRS) and recognized gains on corporate-owned life insurance (COLI) policies, both of which positively impacted net earnings and earnings per share.
First 26 weeks
•	Sales decreased 5.7% in the first 26 weeks of fiscal 2010 from the comparable prior year period primarily due to deflation and weak economic conditions and the resulting impact on consumer spending. Deflation, as measured by changes in product costs, was an estimated 3.4% during the first 26 weeks of fiscal 2010.
•	Operating income increased to $959,679,000, a 3.6% increase over the comparable prior year period, primarily driven by a decrease in operating expenses. Operating expenses declined 8.4% primarily due to reduced payroll expense related to reduced headcount and lower incentive compensation and a favorable comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values in both periods. Partially offsetting these operating expense declines was the reduction in operating income caused by the decline in sales mentioned above.
•	Net earnings increased to $594,554,000, a 15.6% increase over the comparable prior year period, primarily due to a decrease in the effective tax rate and the factors discussed above. The effective tax rate for the first 26 weeks of fiscal 2010 was favorably impacted by the one-time reversal of previously accrued interest related to the settlement with the IRS, the non-taxable gains recorded on COLI policies and the reversal of valuation allowances on state net operating loss carryforwards.
•	Basic and diluted earnings per share in the first 26 weeks of fiscal 2010 were both $1.00, an increase of 16.3% over the comparable prior year period. Both basic and diluted earnings per share were favorably impacted by $0.09 per share in the first 26 weeks of fiscal 2010 due to the one-time reversal of interest accruals for the tax contingency related to the IRS settlement and the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.09 per share negative impact to earnings per share in the first 26 weeks of fiscal 2009 from the losses recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
Second Quarter
•	Sales decreased 3.1% in the second quarter of fiscal 2010 from the comparable prior year period primarily due to deflation and weak economic conditions and the resulting impact on consumer spending. Deflation, as measured by changes in product costs, was an estimated 3.5% during the second quarter of fiscal 2010.
•	Operating income increased to $462,351,000, a 9.6% increase over the comparable prior year period, primarily driven by a decrease in operating expenses. Operating expenses declined 7.2% primarily due to a favorable comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values in both periods and reduced payroll expense related to reduced headcount. Partially offsetting these operating expense declines was the reduction in operating income caused by the decline in sales mentioned above.
•	Net earnings increased to $268,349,000, a 12.9% increase over the comparable prior year period. These increases were primarily due to the increases in operating income and a decrease in the effective tax rate. The effective tax rate for the second quarter of fiscal 2010 was favorably impacted by the non-taxable gains recorded on COLI policies.

•	Basic and diluted earnings per share in the second quarter of fiscal 2010 were both $0.45, an increase of 12.5% over the comparable prior year period. Both basic and diluted earnings per share were favorably impacted by $0.01 per share in the second quarter of fiscal 2010 due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.05 per share negative impact to earnings per share in the second quarter fiscal 2009 from the losses recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
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
Business Transformation Project
     In the second quarter of fiscal 2010, we made the decision to proceed with the development and implementation of an integrated software system to support a majority of our business processes and further streamline our operations. These systems are commonly referred to as Enterprise Resource Planning (ERP) systems. ERP implementations are complex and time-consuming projects that involve substantial investments in system software and implementation activities over a multi-year timeframe. As is the case in most ERP implementations, we expect that the implementation of our ERP system will require transformation of business processes in order to realize the full benefits of the project.
     We have substantially completed the design phase of our business transformation project and we are currently building the underlying ERP system and processes. These activities will be followed by testing, integration and implementation. We believe implementation will occur across the majority of our Broadline and SYGMA operating companies beginning in fiscal 2011 and ending in fiscal 2013. Although we expect the investment in the business transformation project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the early stages of implementation, including fiscal 2010.
     We expect total cash outlay for the business transformation project to be approximately $900,000,000. Approximately $250,000,000 to $275,000,000 of cash outlay is expected to be incurred in fiscal 2010, of which approximately $160,000,000 to $175,000,000 will be capitalized. Through the first 26 weeks of fiscal 2010, approximately one-third of the projected cash outlay for the fiscal year has been incurred. A portion of each of these amounts represents the cost of existing internal resources that were redeployed to work on the project and thus does not represent new expense as compared to prior years. We believe the impact from the business transformation project in fiscal 2010 will be a reduction of approximately $40,000,000 to $50,000,000 in operating income or about $0.05 per share.
Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	26-Week Period Ended		13-Week Period Ended
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.8	80.9	80.9	80.9

Gross margin	19.2	19.1	19.1	19.1
Operating expenses	13.9	14.2	13.9	14.5

Operating income	5.3	4.9	5.2	4.6
Interest expense	0.4	0.3	0.4	0.3
Other income, net	(0.0)	(0.0)	(0.0)	(0.0)

Earnings before income taxes	4.9	4.6	4.8	4.3
Income taxes	1.7	1.9	1.8	1.7

Net earnings	3.2%	2.7%	3.0%	2.6%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	26-Week Period	13-Week Period

Sales	(5.7)%	(3.1)%
Cost of sales	(5.7)	(3.1)

Gross margin	(5.4)	(3.2)
Operating expenses	(8.4)	(7.2)

Operating income	3.6	9.6
Interest expense	19.2	11.0
Other income, net	(60.8)	(78.2)

Earnings before income taxes	2.0	8.4
Income taxes	(17.1)	1.6

Net earnings	15.6%	12.9%

Basic earnings per share	16.3%	12.5%
Diluted earnings per share	16.3	12.5

Average shares outstanding	(1.3)	(0.8)
Diluted shares outstanding	(1.4)	(0.8)

Sales
     Sales were 5.7% lower in the first 26 weeks and 3.1% lower in the second quarter of fiscal 2010 than the comparable periods of the prior year. Product cost deflation and the resulting decrease in selling prices had a significant impact on sales in the first 26 weeks and second quarter of fiscal 2010. Estimated changes in product costs, an internal measure of deflation or inflation, were estimated as deflation of 3.4% during the first 26 weeks and 3.5% during the second quarter of fiscal 2010, as compared to inflation of 7.6% during the first 26 weeks of fiscal 2009 and 7.0% during the second quarter of fiscal 2009. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.3% compared to the first 26 weeks of fiscal 2009 and 1.2% compared to the second quarter of fiscal 2009. Sales from acquisitions that occurred within the last 12 months offset the rate of sales decline by 0.6% for both the first 26 weeks and the second quarter of fiscal 2010.
     Our sequential quarterly sales trend demonstrated a continuing decline throughout most of fiscal 2008, all of fiscal 2009 and into the first quarter of fiscal 2010, from a positive 8.5% in the first quarter of fiscal 2008 to a negative 8.1% in the first quarter of fiscal 2010. The rate of decline slowed in the second quarter of fiscal 2010 to 3.1%, a result largely driven by estimated product cost deflation of 3.5% for the quarter and improving case volumes in the latter part of the second quarter. We experienced estimated product cost inflation during the four quarters of fiscal 2009 ranging from 0.5% to 8.3%. During the first two quarters of fiscal 2010, we have experienced estimated product cost deflation of about 3.4%. We believe the weak economic conditions, which are placing pressure on consumer disposable income, are constricting growth in the foodservice market and, in turn, have contributed to a reduction in our sales. Continued deflation and a weak economic environment will make it challenging to grow sales in fiscal 2010. On a year-over-year basis, deflation pressures appear to be moderating from the levels we saw during the early part of the second quarter of fiscal 2010.
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
Operating Income
     Cost of sales primarily includes product costs, net of vendor consideration and in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross margins; fuel costs are reflected within operating expenses.
     Operating income increased 3.6% in the first 26 weeks of fiscal 2010 from the first 26 weeks of fiscal 2009, and as a percentage of sales, increased to 5.3%. This increase in operating income was primarily due to decreased operating expenses. Gross margin dollars decreased 5.4% in the first 26 weeks of fiscal 2010 from the first 26 weeks of fiscal 2009, while operating expenses decreased 8.4% in the first 26 weeks of fiscal 2010.
     Operating income increased 9.6% in the second quarter of fiscal 2010 from the second quarter of fiscal 2009, and as a percentage of sales, increased to 5.2%. This increase in operating income was primarily due to decreased operating expenses. Gross margin dollars decreased 3.2% in the second quarter of fiscal 2010 from the second quarter of fiscal 2009, while operating expenses decreased 7.2% in the second quarter of fiscal 2010.
     Gross margin dollars declined primarily due to lower sales, which reflected product cost deflation in the first 26 weeks and second quarter of fiscal 2010 as compared to product cost inflation in the first 26 weeks and second quarter of fiscal 2009. We may be negatively impacted by prolonged periods of product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Gross margin dollars were also impacted by lower fuel surcharges. Fuel surcharges were approximately $51,000,000 lower in the first 26 weeks and $22,000,000 lower in the second quarter of fiscal 2010 than the comparable periods of the prior year. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel surcharges in the last half of fiscal 2010 to be more closely comparable to those in the corresponding period in the prior year.
     Our operating expenses for the first 26 weeks of fiscal 2010 were lower than in the comparable prior year period primarily due reduced payroll expense related to reduced headcount and lower incentive compensation and a favorable comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values in both periods. Our operating expenses for the second quarter of fiscal 2010 were lower than in the comparable prior year period primarily due to a favorable comparison on the amount recorded to adjust the carrying value of COLI policies to their cash surrender values in both periods and reduced payroll expense related to reduced headcount.
     Pay-related expense decreased by $94,776,000 in the first 26 weeks of fiscal 2010 from the comparable prior year period primarily due to reduced headcount and lower incentive compensation. Pay-related expense decreased by $24,771,000 in the second quarter of fiscal 2010 from the comparable prior year period primarily due to reduced headcount. Headcount declines affecting both periods resulted from both productivity improvements and workforce reductions commensurate with lower sales. Based on our current headcount levels, we anticipate that the level of decline in pay-related expense due to reduced headcount may decrease in the second half of fiscal 2010. As well, the decrease experienced in the first 26 weeks of fiscal 2010 related to lower incentive compensation may reverse depending upon operating performance results for the remainder of fiscal 2010.
     We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are partially based on the values of underlying investments, which include equity securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $26,341,000 and $5,189,000 in the first 26 weeks and second quarter of fiscal 2010, respectively. These gains compared to the recognition of losses of $54,604,000 and $31,696,000 in the first 26 weeks and second quarter of fiscal 2009, respectively. The performance of the financial markets will continue to influence the cash surrender values of our COLI policies, which could cause volatility in operating income, net earnings and earnings per share.
     Sysco’s fuel costs decreased by $54,622,000 and $28,544,000 primarily due to decreased diesel prices in the first 26 weeks and second quarter of fiscal 2010, respectively, from the comparable prior year periods. Sysco’s costs per gallon decreased 33.3% in the first 26 weeks and 34.1% in the second quarter of fiscal 2010, respectively, from the comparable prior year periods. Sysco’s activities to manage fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.
     We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. These commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In the first 26 weeks and second quarter of fiscal 2010, our forward fuel purchase commitments resulted in an estimated $8,000,000 of additional fuel costs and $3,000,000 of avoided fuel costs, respectively. In the first 26 weeks and second quarter of fiscal 2009, our forward purchase commitments resulted in an estimated $32,000,000 and $23,000,000, respectively, of additional fuel costs. As of December 26, 2009, we had forward diesel fuel commitments totaling approximately $66,000,000 through December 2010. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the remainder of fiscal 2010 at prices slightly lower than the current market price for diesel. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect the level of fuel cost decline in the last half of fiscal 2010 to be less than that experienced in the first half of fiscal 2010.
     In the second quarter of fiscal 2009, we recorded a provision of $9,585,000 for a withdrawal liability from a multi-employer pension plan from which union members elected to withdraw.
     Net company-sponsored pension costs in the first 26 weeks and second quarter of fiscal 2010 were $19,420,000 and $8,992,000 higher, respectively, than in the comparable prior year periods, due primarily to lower returns on assets of our company-sponsored qualified pension plan (Retirement Plan) during fiscal 2009, partially offset by a increase in the discount rate used to calculate our projected benefit obligation and related pension expense for fiscal 2010.
Net Earnings
     Net earnings increased 15.6% in the first 26 weeks and 12.9% in the second quarter of fiscal 2010 from the comparable periods of the prior year due primarily to the impact of changes in income taxes discussed below, as well as the factors discussed above.
     The effective tax rate of 33.75% for the first 26 weeks of fiscal 2010 was favorably impacted by three items. First, we recorded a one-time income tax benefit of approximately $29,000,000 resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS (see “Other Considerations” for additional discussion). Second, the carrying values of our COLI policies are adjusted to their cash surrender values. The gain of $26,341,000 recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 26 weeks of fiscal 2010 is non-taxable for income tax purposes and had the impact of decreasing the effective tax rate for the period. Third, we recorded a tax benefit of approximately $5,000,000 for the reversal of valuation allowances previously recorded on state net operating loss carryforwards.
     The effective tax rate of 41.53% for the first 26 weeks of fiscal 2009 was unfavorably impacted by two items. First, a loss of $54,604,000 recorded to adjust the carrying value of our COLI policies to their cash surrender values in the first 26 weeks of fiscal 2009. Second, we recorded a tax adjustment of approximately $11,000,000 to accrue for a previously unidentified tax contingency arising from a tax audit. The effective tax rate for the first 26 weeks of fiscal 2009 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $6,600,000 resulting from changes in exchange rates.
     The effective tax rate of 37.88% for the second quarter of fiscal 2010 was favorably impacted by the gain of $5,189,000 recorded to adjust the carrying value of COLI policies to their cash surrender values in the second quarter of fiscal 2010.
     The effective tax rate of 40.39% for the second quarter of fiscal 2009 was unfavorably impacted by the loss of $31,696,000 recorded to adjust the carrying value of our COLI policies to their cash surrender values in the second quarter of fiscal 2009. The effective tax rate for the second quarter of fiscal 2009 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $5,700,000 resulting from changes in exchange rates.
Earnings Per Share
     Both basic and diluted earnings per share increased 16.3% and 12.5% in the first 26 weeks and second quarter of fiscal 2010, respectively, from the comparable periods of the prior year. These increases were primarily the result of factors discussed above, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding was primarily due to share repurchases in fiscal 2009. The net reduction in diluted shares outstanding was primarily due to share repurchases in fiscal 2009 and an increase in the number of anti-dilutive options excluded from the diluted shares calculation.
     Both basic and diluted earnings per share were favorably impacted by $0.09 per share in the first 26 weeks of fiscal 2010 due to the one-time reversal of interest accruals for the tax contingency related to the IRS settlement and the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.09 per share negative impact to earnings per share in the first 26 weeks of fiscal 2009 from the losses recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
     Basic and diluted earnings per share in the second quarter of fiscal 2010 were both $0.45, an increase of 12.5% over the comparable prior year period. Both basic and diluted earnings per share were favorably impacted by $0.01 per share in the second quarter of fiscal 2010 due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.05 per share negative impact to earnings per share in the second quarter fiscal 2009 from the losses recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
     As discussed under Business Transformation Project, we believe the incremental impact to diluted earnings per share from the business transformation project in fiscal 2010 will be a reduction of approximately $0.05 per share.

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
     Included in corporate expenses, among other items, are:
•	Gains and losses recognized to adjust COLI policies to their cash surrender values;

•	Share-based compensation expense related to stock option grants, restricted stock grants, issuances of stock pursuant to the Employees’ Stock Purchase Plan and restricted stock grants to non-employee directors; and

•	Corporate-level depreciation and amortization expense.
     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Business Segment Information in Note 13:

	Operating Income as a		Operating Income as a
	Percentage of Sales		Percentage of Sales
	26-Week Period		13-Week Period
	Dec. 26, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 27, 2008
Broadline	7.0%	6.6%	7.1%	6.5%
SYGMA	0.8	0.6	1.0	0.8
Other	3.7	3.5	4.0	3.8
     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Business Segment Information in Note 13:

	26-Week Period		13-Week Period
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	(4.5)%	1.5%	(1.7)%	6.2%
SYGMA	(6.2)	24.5	(6.1)	23.6
Other	(13.4)	(7.7)	(9.4)	(5.4)

     The following tables set forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of these statistical tables, operating income of our segments excludes corporate expenses of $123,901,000 and $80,553,000 in the first 26 weeks and second quarter of fiscal 2010, as compared to $143,305,000 and $91,262,000 in the first 26 weeks and second quarter of fiscal 2009, that are not charged to our segments. This information should be read in conjunction with Business Segment Information in Note 13:

	26-Week Period Ended
	Dec. 26, 2009		Dec. 27, 2008
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	80.2%	93.2%	79.2%	93.0%
SYGMA	12.9	1.7	12.9	1.3
Other	8.3	5.1	9.1	5.7
Intersegment sales	(1.4)	—	(1.2)	—

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	Dec. 26, 2009		Dec. 27, 2008
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	79.9%	92.3%	78.7%	91.9%
SYGMA	13.0	2.2	13.5	1.9
Other	8.5	5.5	9.1	6.2
Intersegment sales	(1.4)	—	(1.3)	—

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. In the first 26 weeks of fiscal 2010, the Broadline operating results represented approximately 80% of Sysco’s overall sales and 93% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.
Sales
     Sales were 4.5% lower in the first 26 weeks and 1.7% lower in the second quarter of fiscal 2010 than the comparable periods of the prior year. Product cost deflation and the resulting decrease in selling prices had a significant impact on sales levels in the first 26 weeks and second quarter of fiscal 2010. In addition, we experienced improving case volumes in the latter part of the second quarter. Estimated changes in product costs, an internal measure of deflation or inflation, were estimated as deflation of 3.5% during both the first 26 weeks and second quarter of fiscal 2010, as compared to inflation of 7.8% during the first 26 weeks and 7.1% during the second quarter of fiscal 2009. The weak economic environment has applied continued pressure to consumer discretionary spending and overall restaurant traffic counts and has resulted in reduced sales. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.4% compared to the first 26 weeks of fiscal 2009 and 1.4% compared to the second quarter of fiscal 2009. Sales from acquisitions that occurred within the last 12 months offset the rate of sales decline by 0.8% for both the first 26 weeks and the second quarter of fiscal 2010. Continued deflation and a weak economic environment will make it challenging to grow sales in fiscal 2010. On a year-over-year basis, deflation pressures appear to be moderating from the levels we saw during the early part of the second quarter of fiscal 2010.

Operating Income
     Operating income increased 1.5% in the first 26 weeks and 6.2% in the second quarter of fiscal 2010 from the comparable periods of the prior year. Gross margin dollars decreased 4.6% while operating expenses decreased 7.4% in the first 26 weeks of fiscal 2010 as compared to the first 26 weeks of fiscal 2009. Gross margin dollars decreased 2.2% while operating expenses decreased 6.1% in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.
     Contributing to the gross margin declines were decreases of approximately $38,000,000 and $16,000,000 in the fuel surcharges charged to customers in the first 26 weeks and the second quarter of fiscal 2010, respectively, from the comparable periods of the prior year due to less usage of these surcharges in fiscal 2010. Expense performance for the first 26 weeks of fiscal 2010 was aided by operating efficiencies, such as reduced pay-related expense due to reduced headcount, lower incentive compensation expense and reduced fuel cost. Expense performance for the second quarter of fiscal 2010 was aided by operating efficiencies, such as reduced pay-related expense due to reduced headcount, and reduced fuel cost. Fuel costs were $32,945,000 lower in the first 26 weeks and $16,670,000 lower in the second quarter of fiscal 2010 than in the comparable periods of the prior year. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel surcharges in the last half of fiscal 2010 to be more closely comparable to those in the corresponding period in the prior year. Additionally, we expect the level of fuel cost decline in the last half of fiscal 2010 to be less than that experienced in the first half of fiscal 2010.
SYGMA Segment
     SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.
Sales
     Sales were 6.2% lower in the first 26 weeks and 6.1% lower in the second quarter of fiscal 2010 than in the comparable periods of the prior year. The weak economic environment has applied continued pressure to consumer discretionary spending and overall restaurant traffic counts and has resulted in reduced sales.
Operating Income
     Operating income increased $3,515,000 in the first 26 weeks and $2,298,000 in the second quarter of fiscal 2010 over the comparable periods of the prior year. Gross margin dollars decreased 8.3% while operating expenses decreased 10.7% in the first 26 weeks of fiscal 2010 from the first 26 weeks of fiscal 2009. Gross margin dollars decreased 6.2% while operating expenses decreased 9.3% in the second quarter of fiscal 2010 from the second quarter of fiscal 2009. Contributing to the gross margin decline was a decrease of approximately $13,000,000 and $5,000,000 in the fuel surcharges charged to customers in the first 26 weeks and the second quarter of fiscal 2010, respectively, from the comparable periods of the prior year due to lower fuel prices in fiscal 2010. The decline in operating expenses was primarily due to operational efficiencies in both delivery and warehouse areas, including reduced payroll expense related to headcount reductions. Also contributing to the decrease in operating expenses was a decrease of $9,908,000 in fuel costs in the first 26 weeks and $3,453,000 in the second quarter of fiscal 2010 from the comparable periods of the prior year. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel surcharges in the last half of fiscal 2010 to be more closely comparable to those in the corresponding period in the prior year. Additionally, we expect the level of fuel cost decline in the last half of fiscal 2010 to be less than that experienced in the first half of fiscal 2010.
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
     Operating income decreased 7.7% for the first 26 weeks and 5.4% for the second quarter of fiscal 2010 from the comparable periods of the prior year. The decreases in operating income were caused primarily by reduced sales in all segments and reduced operating income in all segments except our specialty produce and lodging industry products segments. These decreases are primarily attributable to the weak economic environment in the United States and Canada.

Liquidity and Capital Resources
     Sysco’s strategic objectives require continuing investment. Our resources include cash provided by operations and access to capital from financial markets. Our operations historically have produced significant cash flow. Cash generated from operations is generally allocated to working capital requirements; investments in facilities, systems, fleet, other equipment and technology; acquisitions compatible with our overall growth strategy; and cash dividends. Any remaining cash generated from operations may be invested in high-quality, short-term instruments or applied toward the cost of the share repurchase program. As a part of our on-going strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure. These transactions may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability.
     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets in the future, including issuances of debt securities under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements over at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes. We have continued to maintain the highest credit rating available for U.S. commercial paper. We believe that we will continue to be able to access the commercial paper market effectively as well as the long-term capital market, if necessary.
Operating Activities
     We generated $143,999,000 in cash flow from operations in the first 26 weeks of fiscal 2010, as compared to $561,749,000 in the first 26 weeks of fiscal 2009. The decrease of $417,750,000 between the two periods was driven by two unrelated events affecting income taxes that are discussed further below. First, the IRS settlement had the effect of decreasing cash flow from operations in the first 26 weeks of fiscal 2010. Second, the tax payment deferral related to Hurricane Ike had the effect of increasing cash flow from operations in the first 26 weeks of fiscal 2009.
     Cash flow from operations in the first 26 weeks of fiscal 2010 was primarily generated by net income, reduced by changes in deferred tax assets and liabilities, an increase in inventory balances, decreases in accrued income taxes and the net balances of other long-term liabilities and prepaid pension cost, partially offset by non-cash depreciation and amortization expense. Cash flow from operations in the first 26 weeks of fiscal 2009 was primarily generated by net income, reduced by decreases in accounts payable balances and accrued expenses, offset by changes in deferred tax assets and liabilities and non-cash depreciation and amortization expense.
     The increase in accounts receivable balances for the first 26 weeks of fiscal 2010 was primarily due to a seasonal change in customer mix, partially offset by the sales decline. The decrease in accounts receivable balances for the first 26 weeks of fiscal 2009 was primarily due to the sales decline, partially offset by a change in customer mix. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first 26 week period as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than average.
     The increase in inventory balances for the first 26 weeks of fiscal 2010 was primarily due to higher inventory levels typically experienced at the end of the second quarter, partially offset by the sales decline. Historically, we have experienced elevated inventory levels during the holiday period which occurs at the end of the second quarter. Sales in the last weeks of the quarter are at lower volumes due to the holiday period, which can build inventory levels. In addition, purchasing levels are typically increased at the end of the quarter in anticipation of increased sales volumes from the re-opening of schools after the holiday period. The increase in inventory balances for the first 26 weeks of fiscal 2009 was primarily due to increase in volumes related to seasonal patterns described above, partially offset by the sales decline experienced in the second quarter of fiscal 2009.
     The increase in accounts payable balances for the first 26 weeks of fiscal 2010 was primarily due to the seasonal growth in inventory discussed above. The decrease in accounts payable balances for the first 26 weeks of fiscal 2009 was primarily due to the sales decline and timing of payments with vendors. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.

     Cash flow from operations was negatively impacted by decreases in accrued expenses of $16,974,000 for the first 26 weeks of fiscal 2010 and $149,811,000 for the first 26 weeks of fiscal 2009. The decrease in the first 26 weeks of fiscal 2010 was due to offsetting changes in multiple accrued items, of which no item was individually significant. The decrease in the first 26 weeks of fiscal 2009 was primarily due to the payment of the respective prior year annual incentive bonuses and 401(k) matching contributions, partially offset by accruals for current year incentives and 401(k) matching contributions. The effect of the payment of prior year annual incentive bonuses and 401(k) matching contributions was also present in the first 26 weeks of fiscal 2010, but the level of these payments was significantly lower than in fiscal 2009 due to the operating performance trend in fiscal 2009. As such, this effect did not have a significant impact on the decrease in accrued expense for the first 26 weeks of fiscal 2010.
     Cash flow from operations for the first 26 weeks of fiscal 2010 was negatively impacted by changes in deferred tax assets and liabilities of $172,756,000 and a decrease in accrued income taxes of $236,099,000. The main factor affecting both of these items, as well as cash taxes paid, was the IRS settlement (discussed below in Other Considerations), which resulted in the payment of taxes of $422,000,000 in the first 26 weeks of fiscal 2010 for the settlement agreement as well as higher estimated tax payments for ongoing operations in fiscal 2010. Cash flow from operations for the first 26 weeks of fiscal 2009 was positively impacted by changes in deferred tax assets and liabilities of $337,453,000, partially offset by a decrease in accrued income taxes of $68,877,000. The main factor affecting the decrease in accrued income taxes in fiscal 2009, as well as cash taxes paid, was the deferral of the first two federal estimated income tax payments of fiscal 2009 until the third quarter as a result of the IRS Disaster Relief for Hurricane Ike offered to corporations affected by the storm. Total cash taxes paid were $759,704,000 and $73,830,000 in the first 26 weeks of fiscal 2010 and 2009, respectively.
     The net balances of other long-term liabilities and prepaid pension cost decreased $97,343,000 during the first 26 weeks of fiscal 2010 and increased $2,889,000 during the first 26 weeks of fiscal 2009. The decrease in the first 26 weeks of fiscal 2010 is primarily attributable to three items. First, our liability for unrecognized tax benefits decreased as a result of the settlement with the IRS. Second, our liability for deferred incentive compensation decreased due to accelerated distributions taken by plan participants of all or a portion of their vested balances pursuant to certain transitional relief under the provisions of Section 409A of the Internal Revenue Code. Third, pension contributions to our company-sponsored plans exceeded net company-sponsored pension costs. The increase in the first 26 weeks of fiscal 2009 was primarily attributable to pension contributions to our company-sponsored plans. This increase was partially offset by the recording of net company-sponsored pension costs, incentive compensation deferrals, increases to our liability for unrecognized tax benefits and an accrual for a multi-employer pension plan withdrawal liability. We recorded net company-sponsored pension costs of $63,059,000 and $43,639,000 in the first 26 weeks of fiscal 2010 and fiscal 2009, respectively. Our contributions to our company-sponsored defined benefit plans were $77,690,000 and $87,394,000 during the first 26 weeks of fiscal 2010 and fiscal 2009, respectively. The difference in the level of contributions in the first 26 weeks of fiscal 2010 and fiscal 2009 is due to the timing of our contributions to the Retirement Plan. In fiscal 2010, we anticipate making quarterly contributions to the Retirement Plan in the amount of $35,000,000 per quarter, of which $70,000,000 has been made through the first 26 weeks of fiscal 2010. In fiscal 2009, we made a single annual contribution of $80,000,000 to the Retirement Plan in the first quarter of the year.
Investing Activities
     Capital expenditures during the first 26 weeks of fiscal 2010 primarily included facility replacements and expansions, investments in technology including our business transformation project and fleet replacements. Capital expenditures during the first 26 weeks of fiscal 2009 primarily included facility replacements and expansions, fleet replacements and the construction of a fold-out facility. We expect total capital expenditures in fiscal 2010 to be in the range of $600,000,000 to $650,000,000, which includes projected expenditures related to our business transformation project.
Financing Activities
     During the first 26 weeks of fiscal 2010, there were no shares repurchased, as compared to 13,551,200 shares at a cost of $358,751,000 for the first 26 weeks of fiscal 2009. As of January 23, 2010, there was a remaining authorization by our Board of Directors to repurchase up to 9,386,600 shares.
     Dividends paid in the first 26 weeks of fiscal 2010 were $283,766,000, or $0.48 per share, as compared to $264,687,000, or $0.44 per share, in the first 26 weeks of fiscal 2009. In November 2009, we declared our regular quarterly dividend for the third quarter of fiscal 2010 of $0.25 per share, which was paid in January 2010.

     We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $88,000,000, of which none was outstanding as of December 26, 2009 or January 23, 2010.
     As of December 26, 2009, our Irish Subsidiary, Pallas Foods Limited, had a €20,000,000 (Euro) committed facility for unsecured borrowings for working capital expiring March 31, 2010, which consisted of a €12,000,000 (Euro) overdraft and a €8,000,000 (Euro) revolver. In January 2010, the €8,000,000 (Euro) revolver portion of the facility was discontinued, leaving the €12,000,000 (Euro) overdraft line portion of the facility with the same expiration date of March 31, 2010. There were no borrowings outstanding under either portion of this facility as of December 26, 2009 or the remaining overdraft portion of the facility as of January 23, 2010.
     Sysco and one of our subsidiaries, Sysco International, Co., have a revolving credit facility supporting our U.S. and Canadian commercial paper programs. The facility, in the amount of $1,000,000,000, expires on November 4, 2012, but is subject to extension.
     As of December 26, 2009, there were no commercial paper issuances outstanding. During the 26-week period ended December 26, 2009, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1,820,000.
     In September 2009, we entered into an interest rate swap agreement that effectively converted $200,000,000 of fixed rate debt maturing in fiscal 2014 to floating rate debt. In October 2009, we entered into an interest rate swap agreement that effectively converted $250,000,000 of fixed rate debt maturing in fiscal 2013 to floating rate debt. Both transactions were entered into with the goal of reducing overall borrowing cost. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.
Other Considerations
Multi-Employer Pension Plans
     As discussed in Note 12, Commitments and Contingencies, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, which has valuation dates ranging from December 31, 2007 to June 30, 2009, we estimate our share of withdrawal liability on most of the multi-employer plans in which we participate could have been as much as $174,000,000 as of December 26, 2009 based on a voluntary withdrawal. The majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2008; therefore, our estimated liability reflects the asset losses incurred by the financial markets as of that date. In general, the financial markets improved during calendar year 2009; therefore, we believe our current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of December 26, 2009, we have approximately $17,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which our voluntary withdrawal had already occurred, all of which are expected to be paid in fiscal 2010.
     Required contributions to multi-employer plans could increase in the future as these plans strive to improve their funding levels. In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We believe that any requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items.
BSCC Cooperative Structure
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code, the operation of which has resulted in a deferral of tax payments. The IRS, in connection with its audits of our 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that we had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the IRS on August 21, 2009 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts that were recorded within deferred taxes related to BSCC over a three year period and make a one-time payment of $41,000,000, of which approximately $39,000,000 is non-deductible. The settlement addresses the BSCC deferred tax issue as it relates to the IRS audit of our 2003 through 2006 federal income tax returns, and settles the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, we will pay the amounts owed in the following schedule:

Amounts paid annually:
Fiscal 2010	$528,000,000
Fiscal 2011	212,000,000
Fiscal 2012	212,000,000
     Of the amounts to be paid in fiscal 2010 included in the table above, $422,000,000 was paid in the first 26 weeks of fiscal 2010 and the remaining payments will be paid in equal installments with Sysco’s remaining quarterly tax payments. Amounts to be paid in fiscal 2011 and 2012 will be paid with our quarterly tax payments. We believe we have access to sufficient cash on hand, cash flows from operations and current access to capital to make payments on all of the amounts noted above.
Contractual Obligations
     Our Annual Report on Form 10-K for the fiscal year ended June 27, 2009 contains a table that summarizes our obligations and commitments to make contractual future cash payments as of June 27, 2009. Since June 27, 2009, there have been no material changes to our contractual obligations, except for a reduction of our liability for unrecognized tax benefits and related interest in the first 26 weeks of fiscal 2010 due to our settlement with the IRS discussed above. As of December 26, 2009, we had a liability of $75,119,000 for unrecognized tax benefits for all tax jurisdictions and $36,483,000 for related interest that could result in cash payment.
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
Accounting Changes
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which was subsequently codified within Accounting Standards Codification (ASC) 260, “Earnings Per Share.” This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This standard was effective for Sysco beginning in fiscal 2010 and interim periods within that year. All prior-period earnings per share data presented in filings subsequent to adoption must be adjusted retrospectively to conform with the provisions of this standard. Early application of this standard was not permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was subsequently codified within ASC 825, “Financial Instruments.” This standard amended previous guidance to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard was effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for Sysco. We have included the required disclosures for this standard in Note 4, “Fair Value Measurements”.
Measuring Liabilities at Fair Value
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value”. This update provides additional guidance, including illustrative examples, clarifying the measurement of liabilities at fair value. This update is effective for the first reporting period beginning after its issuance. We adopted the provisions of this update in the second quarter of fiscal 2010. The adoption of this update did not have a material impact on our consolidated financial statements.
New Accounting Standards
Improving Disclosures About Fair Value Measurements
     In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” The majority of the provisions of this update, including those applicable to Sysco, are effective for interim and annual reporting periods beginning after December 15, 2009. Early application of the provisions of this update is permitted. We will adopt the applicable provisions of this update in the third quarter of fiscal 2010 and are currently evaluating the impact the adoption of these provisions will have on our consolidated financial statement disclosures.
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of deflation and economic conditions on our business;

•	trends in deflation;

•	the implementation, expected benefits and costs, and expected impact on earnings per share of our business transformation project;

•	sales and operating income trends;

•	anticipated multi-employer pension-related liabilities and contributions to various multi-employer pension plans;

•	source of funds for required payments under the IRS settlement;

•	the impact of ongoing legal proceedings;

•	continued positive results from our strategies;

•	anticipated company-sponsored pension plan contributions;

•	anticipated share repurchases;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the application and impact of the adoption of certain accounting standards;

•	the impact of the financial markets on the cash surrender values of our COLI policies;

•	our expectations regarding trends in pay-related expense, headcount and incentive compensation;

•	fuel costs and expectations regarding the use of fuel surcharges; and

•	expectations regarding operating income and sales for our business segments.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009:
•	risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions and their effect on consumer confidence and spending;

•	the risk that we may not be able to compensate for increases in fuel costs and inflation;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	Sysco’s leverage and debt risks, capital and borrowing needs and changes in interest rates;

•	the potential impact of product liability claims and adverse publicity;

•	labor issues, including the renegotiation of union contracts;

•	the impact of financial market changes on the cash surrender values of our COLI policies and on the assets held by our company-sponsored Retirement Plan and by the multi-employer pension plans in which we participate;

•	the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent;

•	that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans or that the Pension Protection Act could require that we make additional pension contributions;

•	the risk that prolonged product cost deflation may adversely affect our operations;

•	the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	difficulties in successfully entering and operating in international markets that have political, economic, regulatory and cultural environments different from those in the U.S. and Canada;

•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders;

•	our dependence on technology and the reliability of our technology network;

•	our plans and efforts for our business transformation project may not be successful could have a negative impact on our business, results of operations and liquidity;

•	risks related to the implementation of our business transformation project, including the risk that the project may not be successfully implemented, may not prove cost effective and may have a material adverse effect on our liquidity and results of operations;

•	the effect of competition on us and our customers;

•	the ultimate outcome of litigation;

•	management’s allocation of capital and the timing of capital expenditures;

•	internal factors, such as the ability to increase efficiencies, control expenses and successfully execute growth strategies; and

•	with respect to share repurchases, market prices for the company’s securities and management’s decision to utilize capital for other purposes.
     For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10 - K for the fiscal year ended June 27, 2009. There have been no significant changes to our market risks since June 27, 2009 except as noted below.
Interest Rate Risk
     At December 26, 2009, we had no commercial paper issuances outstanding. Our long-term debt obligations at December 26, 2009 were $2,477,128,000, of which approximately 81% were at fixed rates of interest, including the impact of our interest rate swap agreements.
     In September 2009, we entered into an interest rate swap agreement that effectively converted $200,000,000 of fixed rate debt maturing in fiscal 2014 to floating rate debt. In October 2009, we entered into an interest rate swap agreement that effectively converted $250,000,000 of fixed rate debt maturing in fiscal 2013 to floating rate debt. Both transactions were entered into with the goal of reducing overall borrowing cost. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.
     As of December 26, 2009, the September 2009 interest rate swap agreement was recognized as a liability within the consolidated balance sheet at fair value within other long-term liabilities of $1,109,000. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of December 26, 2009, the October 2009 interest rate swap agreement was recognized as an asset within the consolidated balance sheet at fair value within other assets of $534,000. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.
Fuel Price Risk
     Due to the nature of our distribution business, we are exposed to the potential volatility in fuel prices. From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of December 26, 2009, we had forward diesel fuel commitments totaling approximately $66,000,000 through December 2010. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the remainder of fiscal 2010 at prices slightly lower than the current market price for diesel.
Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 26, 2009, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the second quarter of fiscal 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Programs
Month #1 September 27 —October 24	6,888	$24.75	—	9,386,600
Month #2 October 25 — November 21	14,699	27.01	—	9,386,600
Month #3 November 22 —December 26	11,524	28.80	—	9,386,600

Total	33,111	$27.16	—	9,386,600

(1)	All shares purchased were shares tendered by individuals in connection with stock option exercises. There were no shares purchased as part of our publicly announced program during the second quarter of fiscal 2010.
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2009 Annual Meeting of Stockholders on November 18, 2009. Four directors, Jonathan Golden, Joseph A. Hafner, Jr., Nancy S. Newcomb and Kenneth F. Spitler, were elected for a three-year term. Directors whose terms continued after the meeting included John M. Cassaday, Judith B. Craven, William J. DeLaney, Manuel A. Fernandez, Hans-Joachim Koerber, Phyllis S. Sewell, Richard G. Tilghman and Jackie M. Ward.

     Other matters voted on included:
•	Approval of the 2009 Non-Employee Directors Stock Plan;

•	Authorization of amendments to the 2007 Stock Incentive Plan;

•	Approval of the material terms of, and the payment of compensation to certain executive officers pursuant to, the 2009 Management Incentive Plan;

•	Ratification of the appointment of Ernst & Young LLP as our independent accountants for fiscal 2010; and

•	An advisory proposal relating to our executive compensation philosophy, policy and procedures.
     The final voting results were as follows:

	Number of Votes Cast
		Against/		Broker
Matter Voted Upon	For	Withheld	Abstain	Non-Votes
Election of Directors
Class II
Jonathan Golden	446,744,468	63,611,115	1,408,888	n/a
Joseph A. Hafner, Jr.	452,633,232	40,448,082	18,683,158	n/a
Nancy S. Newcomb	452,101,410	40,984,829	18,678,482	n/a
Kenneth F. Spitler	490,573,063	19,882,770	1,308,888	n/a
Approval of 2009 Non-Employee Directors Stock Plan	366,310,717	38,585,840	18,833,980	88,034,185
Authorization of Amendments to 2007 Stock Incentive Plan	337,735,244	66,296,888	19,698,989	88,033,601
Approval of Material Terms of, and the Payment of Compensation to Certain Executive Officers pursuant to, the 2009 Management Incentive Plan	460,296,687	31,026,091	20,440,095	—
Ratification of Independent Accountants	503,461,572	7,632,805	670,345	—
Advisory Proposal Relating to the Company’s Executive Compensation Philosophy, Policy and Procedures	488,103,765	16,417,842	7,241,080	—
     The stockholder proposal on healthcare reform described in Sysco’s proxy statement was not presented by the stockholder at the meeting, so no vote was taken on the matter.
Item 5. Other Information
     None
Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.11	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.1#	—	2009 Board of Directors Stock Deferral Plan.

10.2#	—	Description of Compensation Arrangements with Non-Employee Directors, including the Non-Executive Chairman.

10.3	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.4	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.5	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

15.1#	—	Report from Ernst & Young dated February 2, 2010, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2009 filed with the SEC on February 2, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 26, 2009, June 27, 2009 and December 27, 2008, (ii) Consolidated Results of Operations for the twenty-six and thirteen week periods ended December 26, 2009 and December 27, 2008, (iii) Consolidated Statements of Comprehensive Income for the twenty-six and thirteen week periods ended December 26, 2009 and December 27, 2008, (iv) Consolidated Cash Flows for the twenty-six week periods ended December 26, 2009 and December 27, 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
Chief Executive Officer

Date: February 2, 2010

By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and Chief Financial Officer

Date: February 2, 2010

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

Date: February 2, 2010

EXHIBIT INDEX
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.11	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.1#	—	2009 Board of Directors Stock Deferral Plan.

10.2#	—	Description of Compensation Arrangements with Non-Employee Directors, including the Non-Executive Chairman.

10.3	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.4	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.5	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

15.1#	—	Report from Ernst & Young dated February 2, 2010, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2009 filed with the SEC on February 2, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 26, 2009, June 27, 2009 and December 27, 2008, (ii) Consolidated Results of Operations for the twenty-six and thirteen week periods ended December 26, 2009 and December 27, 2008, (iii) Consolidated Statements of Comprehensive Income for the twenty-six and thirteen week periods ended December 26, 2009 and December 27, 2008, (iv) Consolidated Cash Flows for the twenty-six week periods ended December 26, 2009 and December 27, 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith