Form 10-Q
period 2010-03-27
SYSCO CORP
filed 2010-05-04
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010

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
591,586,557 shares of common stock were outstanding as of April 24, 2010.

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 5. Other Information	34
Item 6. Exhibits	35
Signatures	37
EX-10.1
EX-10.2
EX-10.3
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	March 27, 2010	June 27, 2009	March 28, 2009
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$652,792	$1,087,084	$899,117
Accounts and notes receivable, less allowances of $83,069, $36,078 and $99,535	2,633,995	2,468,511	2,549,769
Inventories	1,751,239	1,650,666	1,710,251
Prepaid expenses and other current assets	71,761	64,418	67,131
Prepaid income taxes	22,008	—	—

Total current assets	5,131,795	5,270,679	5,226,268
Plant and equipment at cost, less depreciation	3,176,220	2,979,200	2,891,893
Other assets
Goodwill	1,559,291	1,510,795	1,404,993
Intangibles, less amortization	114,254	121,089	87,011
Restricted cash	135,590	93,858	93,714
Prepaid pension cost	92,757	26,746	239,773
Other assets	258,320	214,252	193,400

Total other assets	2,160,212	1,966,740	2,018,891

Total assets	$10,468,227	$10,216,619	$10,137,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,038,922	$1,856,887	$1,830,432
Accrued expenses	794,235	797,756	776,767
Accrued income taxes	—	323,983	98,179
Deferred taxes	76,258	162,365	404,185
Current maturities of long-term debt	7,817	9,163	6,529

Total current liabilities	2,917,232	3,150,154	3,116,092
Other liabilities
Long-term debt	2,468,517	2,467,486	2,463,243
Deferred taxes	513,211	526,377	530,100
Other long-term liabilities	541,229	622,900	696,440

Total other liabilities	3,522,957	3,616,763	3,689,783
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—

Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	799,278	760,352	755,408
Retained earnings	6,943,640	6,539,890	6,366,304
Accumulated other comprehensive loss	(167,827)	(277,986)	(200,413)
Treasury stock at cost,173,872,949, 175,148,403 and 175,857,763 shares	(4,312,228)	(4,337,729)	(4,355,297)

Total shareholders’ equity	4,028,038	3,449,702	3,331,177

Total liabilities and shareholders’ equity	$10,468,227	$10,216,619	$10,137,052

Note: The June 27, 2009 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	39-Week Period Ended		13-Week Period Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Sales	$26,895,018	$27,766,582	$8,945,093	$8,739,350
Cost of sales	21,769,400	22,492,837	7,261,721	7,102,274

Gross margin	5,125,618	5,273,745	1,683,372	1,637,076
Operating expenses	3,733,836	3,941,806	1,251,269	1,231,753

Operating income	1,391,782	1,331,939	432,103	405,323
Interest expense	92,976	83,043	27,654	28,233
Other income, net	(2,122)	(11,550)	1,028	(3,514)

Earnings before income taxes	1,300,928	1,260,446	403,421	380,604
Income taxes	458,726	519,812	155,773	154,438

Net earnings	$842,202	$740,634	$247,648	$226,166

Net earnings:
Basic earnings per share	$1.42	$1.24	$0.42	$0.38
Diluted earnings per share	1.42	1.24	0.42	0.38

Average shares outstanding	592,450,575	596,653,289	593,129,783	590,152,592
Diluted shares outstanding	593,397,235	597,691,315	594,833,736	590,667,577

Dividends declared per common share	$0.74	$0.70	$0.25	$0.24
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	39-Week Period Ended		13-Week Period Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Net earnings	$842,202	$740,634	$247,648	$226,166

Other comprehensive income (loss):

Foreign currency translation adjustment	89,241	(125,392)	5,295	(6,691)
Items presented net of tax:
Amortization of cash flow hedge	321	321	107	107
Amortization of unrecognized prior service cost	2,030	1,690	677	729
Amortization of unrecognized actuarial losses (gains), net	18,498	8,117	6,166	2,706
Amortization of unrecognized transition obligation	69	69	23	23
Pension liability assumption	—	(16,450)	—	—

Total other comprehensive income (loss)	110,159	(131,645)	12,268	(3,126)

Comprehensive income	$952,361	$608,989	$259,916	$223,040

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	39-Week Period Ended
	March 27, 2010	March 28, 2009
Cash flows from operating activities:
Net earnings	$842,202	$740,634
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	51,981	46,744
Depreciation and amortization	284,213	284,153
Deferred taxes	(152,236)	495,732
Provision for losses on receivables	32,030	61,609
Other non-cash items	(1,112)	(741)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(169,520)	74,131
(Increase) decrease in inventories	(79,010)	96,617
(Increase) in prepaid expenses and other current assets	(6,569)	(4,157)
Increase (decrease) in accounts payable	156,856	(179,160)
(Decrease) in accrued expenses	(21,468)	(125,637)
(Decrease) in accrued income taxes	(316,074)	(508,628)
(Increase) decrease in other assets	(39,618)	3,294
(Decrease) increase in other long-term liabilities and prepaid pension cost, net	(115,210)	2,952
Excess tax benefits from share-based compensation arrangements	(518)	(2,818)

Net cash provided by operating activities	465,947	984,725

Cash flows from investing activities:
Additions to plant and equipment	(438,071)	(314,858)
Proceeds from sales of plant and equipment	4,106	3,224
Acquisition of businesses, net of cash acquired	(20,880)	(53,868)
Purchases of short-term investments	(60,876)	—
Maturities of short-term investments	60,990	—
(Increase) in restricted cash	(41,732)	(1,127)

Net cash used for investing activities	(496,463)	(366,629)

Cash flows from financing activities:
Other debt borrowings	5,419	502,460
Other debt repayments	(8,196)	(7,778)
Debt issuance costs	(7)	(3,007)
Common stock reissued from treasury for share-based compensation awards	54,068	98,452
Treasury stock purchases	(41,020)	(438,843)
Dividends paid	(431,916)	(406,689)
Excess tax benefits from share-based compensation arrangements	518	2,818

Net cash used for financing activities	(421,134)	(252,587)

Effect of exchange rates on cash	17,358	(17,944)

Net (decrease) increase in cash and cash equivalents	(434,292)	347,565
Cash and cash equivalents at beginning of period	1,087,084	551,552

Cash and cash equivalents at end of period	$652,792	$899,117

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$119,720	$100,469
Income taxes	973,354	510,147
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
2. CHANGES IN ACCOUNTING
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which was subsequently codified within Accounting Standards Codification (ASC) 260, “Earnings Per Share.” This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This standard was effective for Sysco beginning in fiscal 2010 and interim periods within that year. All prior-period earnings per share data presented in filings subsequent to adoption must be adjusted retrospectively to conform to the provisions of this standard. Early application of this standard was not permitted. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which was subsequently codified within ASC 825, “Financial Instruments.” This standard amended previous guidance to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard was effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for Sysco. The company has included the required disclosures for this standard in Note 3, “Fair Value Measurements”.
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
Improving Disclosures about Fair Value Measurements
     In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” The majority of the provisions of this update, including those applicable to Sysco, were effective for interim and annual reporting periods beginning after December 15, 2009. Early application of the provisions of this update was permitted. The company adopted the applicable provisions of this update in the third quarter of fiscal 2010. The adoption of this update did not have a material impact on the company’s consolidated financial statement disclosures.
Subsequent Events
     In February 2010, the FASB issued Accounting Standard Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” This update amends ASC 855, “Subsequent Events” to remove the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. In addition, the update clarifies the reissuance disclosure provision related to subsequent events. The update is effective immediately for financial statements that are issued or revised. The company adopted the provisions of this update in the third quarter of fiscal 2010. Because this update affects the disclosure and not the accounting treatment for subsequent events, the adoption of this provision did not have a material impact on the company’s consolidated financial statements.
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
     Sysco’s policy is to invest in only high-quality investments. Cash equivalents primarily include time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less. Restricted cash consists of investments in high-quality money market funds.
     The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
•	Time deposits, certificates of deposit and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 2 measurement in the tables below.

•	Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents and restricted cash as Level 1 measurements in the tables below.

•	The interest rate swap agreements are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. These are included as a Level 2 measurement in the tables below.

     The following tables present the company’s assets measured at fair value on a recurring basis as of March 27, 2010, June 27, 2009 and March 28, 2009:

	Assets Measured at Fair Value as of March 27, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Cash equivalents	$241,207,000	$202,967,000	$—	$444,174,000
Restricted cash	135,590,000	—	—	135,590,000
Other assets
Interest rate swap agreements	—	3,836,000	—	3,836,000

Total assets at fair value	$376,797,000	$206,803,000	$—	$583,600,000

	Assets Measured at Fair Value as of June 27, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Cash equivalents	$721,710,000	$117,844,000	$—	$839,554,000
Restricted cash	93,858,000	—	—	93,858,000

Total assets at fair value	$815,568,000	$117,844,000	$—	$933,412,000

	Assets Measured at Fair Value as of March 28, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Cash equivalents	$462,097,000	$251,170,000	$—	$713,267,000
Restricted cash	93,714,000	—	—	93,714,000

Total assets at fair value	$555,811,000	$251,170,000	$—	$806,981,000

     The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total debt approximated $2,633,180,000 and $2,548,861,000 as of March 27, 2010 and June 27, 2009, respectively. The carrying value of total debt was $2,476,334,000 and $2,476,649,000 as of March 27, 2010 and June 27, 2009, respectively.
4. DERIVATIVE FINANCIAL INSTRUMENTS
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

     The location and the fair value of derivative instruments in the consolidated balance sheet as of March 27, 2010 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swap agreements	Other assets	$3,836,000	N/A	N/A
     The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 39-week period and 13-week period ended March 27, 2010 presented on a pre-tax basis are as follows:

		Amount of (Gain) or Loss
		Recognized in Income
	Location of (Gain)	39-Week	13-Week
	or Loss Recognized	Period Ended	Period Ended
	in Income	March 27, 2010	March 27, 2010
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(5,638,000)	$(4,184,000)
Hedged items — debt	Interest expense	(766,000)	(663,000)
     Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 39-week period and the 13-week period ended March 27, 2010. The interest rate swaps do not contain a credit-risk-related contingent feature.
5. DEBT
     As of March 27, 2010, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $88,000,000, of which none was outstanding.
     As of March 27, 2010, the company’s Irish Subsidiary, Pallas Foods Limited, had a €10,000,000 (Euro) committed facility for unsecured borrowings for working capital expiring March 31, 2011. There were no borrowings outstanding under this facility as of March 27, 2010. In January 2010, the €8,000,000 (Euro) revolver portion of this facility was discontinued and the overdraft line portion of this facility was extended one year for €10,000,000 (Euro).
     Sysco and one of its subsidiaries, Sysco International, Co., have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs. The facility in the amount of $1,000,000,000 expires on November 4, 2012, but is subject to extension.
     As of March 27, 2010, there were no commercial paper issuances outstanding. During the 39-week period ended March 27, 2010, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1,820,000.

6. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 39-week period presented are as follows:

	Pension Benefits		Other Postretirement Plans
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Service cost	$49,989,000	$60,643,000	$246,000	$367,000
Interest cost	89,694,000	85,161,000	421,000	468,000
Expected return on plan assets	(78,645,000)	(95,566,000)	—	—
Amortization of prior service cost	3,157,000	2,643,000	139,000	98,000
Recognized net actuarial loss (gain)	30,394,000	13,295,000	(367,000)	(118,000)
Amortization of transition obligation	—	—	114,000	114,000

Net periodic benefit cost	$94,589,000	$66,176,000	$553,000	$929,000

     The components of net company-sponsored benefit cost for the 13-week period presented are as follows:

	Pension Benefits		Other Postretirement Plans
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Service cost	$16,663,000	$20,256,000	$82,000	$122,000
Interest cost	29,897,000	28,555,000	140,000	156,000
Expected return on plan assets	(26,215,000)	(31,855,000)	—	—
Amortization of prior service cost	1,053,000	1,149,000	46,000	33,000
Recognized net actuarial loss (gain)	10,132,000	4,432,000	(122,000)	(39,000)
Amortization of transition obligation	—	—	38,000	38,000

Net periodic benefit cost	$31,530,000	$22,537,000	$184,000	$310,000

     Sysco’s contributions to its company-sponsored defined benefit plans were $118,340,000 and $91,889,000 during the 39-week periods ended March 27, 2010 and March 28, 2009, respectively.
     Sysco has made the minimum required contribution to its company-sponsored qualified pension plan (Retirement Plan) for the calendar 2009 plan year to meet ERISA minimum funding requirements. The company anticipates it will make $140,000,000 of contributions to the Retirement Plan in fiscal 2010, of which $105,000,000 has been made through the first 39 weeks of fiscal 2010. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2010 contributions to fund benefit payments for the SERP and other post-retirement plans are $19,445,000 and $372,000, respectively.

7. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	39-Week Period Ended		13-Week Period Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Numerator:
Net earnings	$842,202,000	$740,634,000	$247,648,000	$226,166,000

Denominator:
Weighted-average basic shares outstanding	592,450,575	596,653,289	593,129,783	590,152,592
Dilutive effect of share-based awards	946,660	1,038,026	1,703,953	514,985

Weighted-average diluted shares outstanding	593,397,235	597,691,315	594,833,736	590,667,577

Basic earnings per share:	$1.42	$1.24	$0.42	$0.38

Diluted earnings per share:	$1.42	$1.24	$0.42	$0.38

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 61,500,000 and 62,600,000 for the first 39 weeks of fiscal 2010 and 2009, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 52,800,000 and 66,600,000 for the third quarter of fiscal 2010 and 2009, respectively.
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
     In the first 39 weeks of fiscal 2010, options to purchase 8,494,200 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 39 weeks of fiscal 2010 was $4.53.
     In the first 39 weeks of fiscal 2010, 652,300 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. The majority of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 39 weeks of fiscal 2010 was $27.24.

     In the first 39 weeks of fiscal 2010, 58,310 shares of restricted stock were granted to non-employee directors from the 2005 Non-Employee Directors Stock Plan. The fair value of the restricted stock awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value per share of restricted stock granted during the first 39 weeks of fiscal 2010 was $27.44.
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
Employees’ Stock Purchase Plan
     Plan participants purchased 1,453,389 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 39 weeks of fiscal 2010.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $3.73 during the first 39 weeks of fiscal 2010. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $51,981,000 and $46,744,000 for the first 39 weeks of fiscal 2010 and fiscal 2009, respectively.
     As of March 27, 2010, there was $75,404,000 of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.04 years.
9. INCOME TAXES
Internal Revenue Service Settlement
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code, the operation of which has resulted in a deferral of tax payments. The Internal Revenue Service (IRS), in connection with its audits of the company’s 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that the company had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the IRS on August 21, 2009 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts that were recorded within deferred taxes related to BSCC over a three-year period and make a one-time payment of $41,000,000, of which approximately $39,000,000 was non-deductible. The settlement addresses the BSCC deferred tax issue as it relates to the IRS audit of the company’s 2003 through 2006 federal income tax returns, and settles the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, the company will pay the amounts owed in the following schedule:

Amounts paid annually:
Fiscal 2010	$528,000,000
Fiscal 2011	212,000,000
Fiscal 2012	212,000,000
     Of the amounts to be paid in fiscal 2010 included in the table above, $475,000,000 was paid in the first 39 weeks of fiscal 2010 and the remaining payments will be paid in equal installments with Sysco’s remaining quarterly tax payments. Amounts to be paid in fiscal 2011 and 2012 will be paid with Sysco’s quarterly tax payments. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above. The company had previously accrued interest for a portion of the exposure pertaining to the IRS proposed adjustments and as a result of the settlement with the IRS, Sysco recorded an income tax benefit of approximately $29,000,000 in the first quarter of fiscal 2010.

     Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of fiscal 2010. Additionally, beginning in fiscal 2010, the company is not deferring taxes for federal purposes according to its agreement with the IRS.
Uncertain Tax Benefits
     As of March 27, 2010, the gross amount of unrecognized tax benefits was $86,899,000 and the gross amount of accrued interest liabilities was $38,141,000. Accrued interest decreased from the amount accrued as of June 27, 2009 of $146,998,000 due to the settlement with the IRS. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.
Effective Tax Rates
     The effective tax rate of 35.26% for the first 39 weeks of fiscal 2010 was favorably impacted by two items. First, as discussed above, the company recorded an income tax benefit of approximately $29,000,000 resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS. Second, the carrying values of the company’s corporate-owned life insurance (COLI) policies are adjusted to their cash surrender values. The gain of $31,834,000 recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 39 weeks of fiscal 2010 is non-taxable for income tax purposes and had the impact of decreasing the effective tax rate for the period.
     The effective tax rate of 41.23% for the first 39 weeks of fiscal 2009 was unfavorably impacted by two items. First, a loss of $63,284,000 was recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 39 weeks of fiscal 2009. Second, the company recorded a tax adjustment of approximately $11,000,000 to accrue for a previously unidentified tax contingency arising from a tax audit and an additional provision for state tax contingencies of approximately $7,200,000. The effective tax rate for the first 39 weeks of fiscal 2009 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $6,900,000, resulting from changes in exchange rates.
     The effective tax rate for the third quarter of fiscal 2010 was 38.61%. The effective tax rate of 40.60% for the third quarter of fiscal 2009 was unfavorably impacted by the recording of an additional provision for state tax contingencies of approximately $7,200,000 and the loss of $8,680,000 recorded to adjust the carrying value of COLI policies to their cash surrender values in the third quarter of fiscal 2009.
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
10. ACQUISITIONS
     During the first 39 weeks of fiscal 2010, in the aggregate, the company paid cash of $20,880,000 for acquisitions made during fiscal 2010 and for contingent consideration related to operations acquired in previous fiscal years. The fiscal 2010 acquisitions were immaterial to the consolidated financial statements.
     Certain acquisitions involve contingent consideration typically payable over periods up to four years only in the event that certain operating results are attained or certain outstanding contingencies are resolved. As of March 27, 2010, aggregate contingent consideration amounts outstanding relating to acquisitions was $60,404,000, of which $58,456,000 could result in the recording of additional goodwill.

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
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, which has valuation dates ranging from December 31, 2007 to June 30, 2009, Sysco estimates its share of withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $173,000,000 as of March 27, 2010, based on a voluntary withdrawal. The majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2008; therefore, the company’s estimated liability reflects the asset losses incurred by the financial markets as of that date. In general, the financial markets have improved since December 31, 2008; therefore, management believes Sysco’s current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of March 27, 2010, Sysco had approximately $16,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred, the majority of which are expected to be paid during fiscal 2010.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of March 27, 2010, outstanding forward diesel fuel purchase commitments totaled approximately $71,000,000 at a fixed price through March 2011.
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

     Included in corporate expenses, among other items, are:
•	Gains and losses recorded to adjust COLI policies to their cash surrender values;

•	Share-based compensation expense;

•	Expenses related to the company’s business transformation project; and

•	Corporate-level depreciation and amortization expense.
     The following table sets forth certain financial information for Sysco’s business segments:

	39-Week Period Ended		13-Week Period Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Sales (in thousands):
Broadline	$21,502,023	$21,976,065	$7,108,594	$6,898,126
SYGMA	3,505,710	3,655,045	1,197,536	1,194,236
Other	2,264,461	2,478,273	768,918	751,476
Intersegment sales	(377,176)	(342,801)	(129,955)	(104,488)

Total	$26,895,018	$27,766,582	$8,945,093	$8,739,350

	39-Week Period Ended		13-Week Period Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Operating income (in thousands):
Broadline	$1,463,245	$1,416,181	$453,321	$421,057
SYGMA	31,365	23,795	13,508	9,453
Other	86,640	86,936	30,841	26,481

Total segments	1,581,250	1,526,912	497,670	456,991
Corporate expenses	(189,468)	(194,973)	(65,567)	(51,668)

Total operating income	1,391,782	1,331,939	432,103	405,323

Interest expense	92,976	83,043	27,654	28,233
Other income, net	(2,122)	(11,550)	1,028	(3,514)

Earnings before income taxes	$1,300,928	$1,260,446	$403,421	$380,604

	March 27, 2010	June 27, 2009	March 28, 2009
Assets (in thousands):
Broadline	$6,242,189	$5,706,431	$5,738,289
SYGMA	380,756	366,539	384,014
Other	952,307	914,764	943,200

Total segments	7,575,252	6,987,734	7,065,503
Corporate	2,892,975	3,228,885	3,071,549

Total	$10,468,227	$10,216,619	$10,137,052

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

	Condensed Consolidating Balance Sheet
	March 27, 2010
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Current assets	$420,468	$49	$4,711,278	$—	$5,131,795
Investment in subsidiaries	14,493,372	473,766	134,043	(15,101,181)	—
Plant and equipment, net	372,716	—	2,803,504	—	3,176,220
Other assets	542,736	700	1,616,776	—	2,160,212

Total assets	$15,829,292	$474,515	$9,265,601	$(15,101,181)	$10,468,227

Current liabilities	$389,464	$3,941	$2,523,827	$—	$2,917,232
Intercompany payables (receivables)	8,923,960	84,904	(9,008,864)	—	—
Long-term debt	2,219,676	199,863	48,978	—	2,468,517
Other liabilities	436,957	—	617,483	—	1,054,440
Shareholders’ equity	3,859,235	185,807	15,084,177	(15,101,181)	4,028,038

Total liabilities and shareholders’ equity	$15,829,292	$474,515	$9,265,601	$(15,101,181)	$10,468,227

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

	Condensed Consolidating Balance Sheet
	March 28, 2009
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

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended March 27, 2010
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Sales	$—	$—	$26,895,018	$—	$26,895,018
Cost of sales	—	—	21,769,400	—	21,769,400

Gross margin	—	—	5,125,618	—	5,125,618
Operating expenses	180,871	77	3,552,888	—	3,733,836

Operating income	(180,871)	(77)	1,572,730	—	1,391,782
Interest expense (income)	360,170	7,600	(274,794)	—	92,976
Other income, net	2,115	—	(4,237)	—	(2,122)

Earnings (losses) before income taxes	(543,156)	(7,677)	1,851,761	—	1,300,928
Income tax (benefit) provision	(191,525)	(2,707)	652,958	—	458,726
Equity in earnings of subsidiaries	1,193,833	36,003	—	(1,229,836)	—

Net earnings	$842,202	$31,033	$1,198,803	$(1,229,836)	$842,202

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

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended March 27, 2010
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Sales	$—	$—	$8,945,093	$—	$8,945,093
Cost of sales	—	—	7,261,721	—	7,261,721

Gross margin	—	—	1,683,372	—	1,683,372
Operating expenses	58,061	8	1,193,200	—	1,251,269

Operating income	(58,061)	(8)	490,172	—	432,103
Interest expense (income)	119,040	2,532	(93,918)	—	27,654
Other income, net	2,475	—	(1,447)	—	1,028

Earnings (losses) before income taxes	(179,576)	(2,540)	585,537	—	403,421
Income tax (benefit) provision	(68,799)	(973)	225,545	—	155,773
Equity in earnings of subsidiaries	358,425	8,810	—	(367,235)	—

Net earnings	$247,648	$7,243	$359,992	$(367,235)	$247,648

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

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended March 27, 2010
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Consolidated Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(320,225)	$34,184	$751,988	$465,947
Investing activities	(175,746)	—	(320,717)	(496,463)
Financing activities	(420,338)	—	(796)	(421,134)
Effect of exchange rate on cash	—	—	17,358	17,358
Intercompany activity	391,982	(34,184)	(357,798)	—

Net (decrease) increase in cash	(524,327)	—	90,035	(434,292)
Cash at the beginning of the period	899,195	—	187,889	1,087,084

Cash at the end of the period	$374,868	$—	$277,924	$652,792

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended March 28, 2009
			Other
		Sysco	Non-Guarantor
	Sysco	International	Subsidiaries	Consolidated Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(298,011)	$32,655	$1,250,081	$984,725
Investing activities	(66,175)	—	(300,454)	(366,629)
Financing activities	(250,502)	—	(2,085)	(252,587)
Effect of exchange rate on cash	—	—	(17,944)	(17,944)
Intercompany activity	870,700	(32,655)	(838,045)	—

Net (decrease) increase in cash	256,012	—	91,553	347,565
Cash at the beginning of the period	486,646	—	64,906	551,552

Cash at the end of the period	$742,658	$—	$156,459	$899,117

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
Highlights
     Weak economic conditions in the United States and Canada combined with lower consumer confidence contributed to a difficult business environment in the first 39 weeks of fiscal 2010. These factors negatively impacted financial results in the first 39 weeks of fiscal 2010. However, these factors had less of an impact in the third quarter of fiscal 2010, as conditions began to improve. We also settled an outstanding tax matter with the Internal Revenue Service (IRS) in the first quarter of fiscal 2010 and recorded gains on corporate-owned life insurance (COLI) policies, both of which positively impacted net earnings and earnings per share.
First 39 weeks
•	Sales decreased 3.1% in the first 39 weeks of fiscal 2010 from the comparable prior year period primarily due to deflation and weak economic conditions and the resulting impact on consumer spending. Deflation, as measured by changes in product costs, was an estimated 2.7%. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.7% and sales from acquisitions (within the last 12 months) favorably impacted sales by 0.6%.

•	Operating income increased to $1,391,782,000, a 4.5% increase over the comparable prior year period, primarily driven by a decrease in operating expenses. Operating expenses declined 5.3% primarily due to reduced payroll expense related to reduced headcount, a favorable comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values in both periods and decreased fuel costs. Partially offsetting these operating expense declines was the reduction in gross margin caused by the decline in sales discussed above.

•	Net earnings increased to $842,202,000, a 13.7% increase over the comparable prior year period, primarily due to a decrease in the effective tax rate and the factors discussed above. The effective tax rate for the first 39 weeks of fiscal 2010 was favorably impacted by the one-time reversal of previously accrued interest related to the settlement with the IRS and the non-taxable gains recorded on COLI policies.

•	Basic and diluted earnings per share in the first 39 weeks of fiscal 2010 were both $1.42, an increase of 14.5% over the comparable prior year period. Both basic and diluted earnings per share were favorably impacted by $0.10 per share in the first 39 weeks of fiscal 2010 due to the one-time reversal of interest accruals for the tax contingency related to the IRS settlement and the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.11 per share negative impact to earnings per share in the first 39 weeks of fiscal 2009 from the losses recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
Third Quarter
•	Sales increased 2.4% in the third quarter of fiscal 2010 from the comparable prior year period primarily due to improving case volumes and the favorable impact of exchange rates. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 1.6% and sales from acquisitions (within the last 12 months) favorably impacted sales by 0.6%. Deflation, as measured by changes in product costs, was an estimated 0.8% during the third quarter of fiscal 2010.

•	Operating income increased to $432,103,000, a 6.6% increase over the comparable prior year period, primarily driven by an increase in gross margin due to increased sales and the favorable impact of exchange rates. Partially offsetting this increase in gross margins, operating expenses increased 1.6% primarily due to increased payroll costs resulting from higher incentive compensation accruals and the changes in foreign exchange rates.

•	Net earnings increased to $247,648,000, a 9.5% increase over the comparable prior year period, primarily due to the increases in operating income discussed above.

•	Basic and diluted earnings per share in the third quarter of fiscal 2010 were both $0.42, an increase of 10.5% over the comparable prior year period.
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
     We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17% of this approximately $215 billion annual market as measured at the end of fiscal 2009. According to industry sources, the foodservice, or food-away-from-home, market represents approximately 48% of the total dollars spent on food purchases made at the consumer level in the United States. This share grew from about 37% in 1972 to nearly 50% in 1998 and did not change materially until 2008 when it declined to the current level of 48%.
     General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, have contributed to a decline in the foodservice market. Historically, we have grown at a faster rate than the overall industry and have grown our market share in this fragmented industry.
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
     We have substantially completed the design phase of our business transformation project and we are currently building and testing the underlying ERP system and processes. These activities will be followed by integration and implementation. We believe implementation will occur across the majority of our Broadline and SYGMA operating companies beginning in fiscal 2011 and ending in fiscal 2013. Although we expect the investment in the business transformation project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the early stages of implementation, including fiscal 2010.
     We expect total cash outlay for the business transformation project to be approximately $900,000,000. Approximately $260,000,000 to $275,000,000 of cash outlay is expected to be incurred in fiscal 2010, of which approximately $175,000,000 to $190,000,000 will be capitalized. Through the first 39 weeks of fiscal 2010, approximately 70% of the projected cash outlay for the fiscal year has been incurred.

Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	39-Week Period Ended		13-Week Period Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.9	81.0	81.2	81.3

Gross margin	19.1	19.0	18.8	18.7
Operating expenses	13.9	14.2	14.0	14.1

Operating income	5.2	4.8	4.8	4.6
Interest expense	0.4	0.3	0.3	0.3
Other income, net	(0.0)	(0.0)	0.0	(0.1)

Earnings before income taxes	4.8	4.5	4.5	4.4
Income taxes	1.7	1.8	1.7	1.8

Net earnings	3.1%	2.7%	2.8%	2.6%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	39-Week Period	13-Week Period
Sales	(3.1)%	2.4%
Cost of sales	(3.2)	2.2

Gross margin	(2.8)	2.8
Operating expenses	(5.3)	1.6

Operating income	4.5	6.6
Interest expense	12.0	(2.1)
Other income, net	(81.6)	(129.3)

Earnings before income taxes	3.2	6.0
Income taxes	(11.8)	0.9

Net earnings	13.7%	9.5%

Basic earnings per share	14.5%	10.5%
Diluted earnings per share	14.5	10.5

Average shares outstanding	(0.7)	0.5
Diluted shares outstanding	(0.7)	0.7

Sales
     Sales were 3.1% lower in the first 39 weeks and 2.4% higher in the third quarter of fiscal 2010 than the comparable periods of the prior year. Product cost deflation and the resulting decrease in selling prices had a significant impact on sales in the first 39 weeks and third quarter of fiscal 2010. Estimated changes in product costs, an internal measure of deflation or inflation, were estimated as deflation of 2.7% during the first 39 weeks and 0.8% during the third quarter of fiscal 2010, as compared to inflation of 6.2% during the first 39 weeks of fiscal 2009 and 3.3% during the third quarter of fiscal 2009. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.7% in the first 39 weeks of fiscal 2010 compared to the first 39 weeks of fiscal 2009 and 1.6% in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Sales from acquisitions (within the last 12 months) favorably impacted sales by 0.6% for both the first 39 weeks and the third quarter of fiscal 2010, respectively.
     Our sequential quarterly sales trend demonstrated a continuing decline throughout most of fiscal 2008, all of fiscal 2009 and into the second quarter of fiscal 2010, ranging from a positive 8.5% in the first quarter of fiscal 2008 to a negative 8.1% in the first quarter of fiscal 2010. Our sales trend turned positive in the third quarter of fiscal 2010 to 2.4% as compared to the third quarter of fiscal 2009, a result largely driven by improving case volumes and favorable foreign exchange rates, partially offset by estimated product cost deflation of 0.8% for the quarter. We experienced estimated product cost inflation during the four quarters of fiscal 2009 ranging from 0.5% to 8.3%. During the first three quarters of fiscal 2010, we have experienced estimated product cost deflation of approximately 2.7%. We believe the weak economic conditions, which are placing pressure on consumer disposable income, are constricting growth in the foodservice market and, in turn, have contributed to a reduction in our sales. While economic conditions are showing signs of improvement, we believe consumer disposable income will remain under pressure. This could continue to affect sales.
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
     Operating income increased 4.5% in the first 39 weeks of fiscal 2010 from the first 39 weeks of fiscal 2009, and as a percentage of sales, increased to 5.2%. This increase in operating income was primarily due to decreased operating expenses. Gross margin dollars decreased 2.8% in the first 39 weeks of fiscal 2010 from the first 39 weeks of fiscal 2009, while operating expenses decreased 5.3% in the first 39 weeks of fiscal 2010.
     Operating income increased 6.6% in the third quarter of fiscal 2010 from the third quarter of fiscal 2009, and as a percentage of sales, increased to 4.8%. This increase in operating income was primarily due to increased gross margins. Gross margin dollars increased 2.8% in the third quarter of fiscal 2010 from the third quarter of fiscal 2009, while operating expenses increased 1.6% in the third quarter of fiscal 2010.
     Gross margin dollars declined in the first 39 weeks of fiscal 2010 as compared to the first 39 weeks of fiscal 2009 primarily due to lower sales. Gross margin dollars increased in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2010 primarily due to higher sales and changes in foreign exchange rates. Gross margins reflected product cost deflation in the first 39 weeks and third quarter of fiscal 2010 as compared to product cost inflation in the first 39 weeks and third quarter of fiscal 2009. We may be negatively impacted by prolonged periods of product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Gross margin dollars for the first 39 weeks of fiscal 2010 were also impacted by lower fuel surcharges. Fuel surcharges were approximately $53,000,000 lower in the first 39 weeks than the comparable period of the prior year. The change in fuel surcharges in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 was not significant. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel surcharges in the fourth quarter of fiscal 2010 to be comparable to those in the corresponding period in the prior year.

     Our operating expenses for the first 39 weeks of fiscal 2010 were lower than in the comparable prior year period primarily due to reduced payroll expense related to reduced headcount, a favorable comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values in both periods and decreased fuel costs. Our operating expenses for the third quarter of fiscal 2010 were higher than in the comparable prior year period primarily due to increased payroll costs which rose due to higher incentive compensation accruals and the changes in foreign exchange rates.
     Pay-related expense, excluding labor costs associated with our business transformation project, decreased by $62,271,000 in the first 39 weeks of fiscal 2010 from the comparable prior year period primarily due to reduced headcount. Headcount declines resulted from both productivity improvements and workforce reductions commensurate with lower sales. Pay-related expense, excluding labor costs associated with our business transformation project, increased by $41,951,000 in the third quarter of fiscal 2010 from the comparable prior year period primarily due to increased incentive compensation accruals due to improved operating performance in fiscal 2010 and changes in foreign exchange rates. The criteria for paying annual bonuses to our corporate officers and certain portions of operating company management bonuses are tied to overall company performance. Based on results of the first 39 weeks of fiscal 2010, it is likely that the criteria for payment of such bonuses for fiscal 2010 will be met; therefore, the provision for current year management incentive bonuses was higher in the third quarter of fiscal 2010 than in the comparable prior year period when the company assessed it was not likely to meet the criteria for paying annual bonuses. While dependent on operating performance, we anticipate expenses related to incentive compensation accruals will continue to increase in the fourth quarter of fiscal 2010 over the minimal amounts recorded in the fourth quarter of fiscal 2009.
     We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are partially based on the values of underlying investments, which include equity securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $31,834,000 and $5,493,000 in the first 39 weeks and third quarter of fiscal 2010, respectively. These gains compared to the recognition of losses of $63,284,000 and $8,680,000 in the first 39 weeks and third quarter of fiscal 2009, respectively. The performance of the financial markets will continue to influence the cash surrender values of our COLI policies, which could cause volatility in operating income, net earnings and earnings per share.
     Sysco’s fuel costs decreased by $67,804,000 and $13,182,000 primarily due to decreased diesel prices in the first 39 weeks and third quarter of fiscal 2010, respectively, from the comparable prior year periods. Sysco’s costs per gallon decreased 28.5% in the first 39 weeks and 22.6% in the third quarter of fiscal 2010, respectively, from the comparable prior year periods. Sysco’s activities to manage fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.
     We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. These commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In the first 39 weeks and third quarter of fiscal 2010, our forward fuel purchase commitments resulted in an estimated $5,000,000 of additional fuel costs and $3,000,000 of avoided fuel costs, respectively. In the first 39 weeks and third quarter of fiscal 2009, our forward purchase commitments resulted in an estimated $50,000,000 and $22,000,000, respectively, of additional fuel costs. As of March 27, 2010, we had forward diesel fuel commitments totaling approximately $71,000,000 through March 2011. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices slightly lower than the current market price for diesel. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect the level of fuel cost decline in the fourth quarter of fiscal 2010 to be comparable to that experienced in the third quarter of fiscal 2010.
     Expenses related to our business transformation project, inclusive of pay-related expense, increased by $37,674,000 in the first 39 weeks of fiscal 2010 from the comparable prior year period. Our business transformation project began in January 2009; therefore, the first 39 weeks of fiscal 2009 includes only three months of activity. Sysco redeployed employees to work on the business transformation project and did not backfill all of these positions; therefore, not all expenses related to this project in fiscal 2010 are incremental from operating expenses incurred by Sysco in the applicable periods in the prior fiscal year. Additionally, certain labor costs, which would have been expensed absent this project, are being capitalized as a part of the software costs. We believe the increase in total expense, including all pay-related expense, related to the business transformation project in fiscal 2010 as compared to fiscal 2009 will be approximately $40,000,000 to $45,000,000.

     The provision for losses on receivables decreased by $29,579,000 in the first 39 weeks of fiscal 2010 and $18,742,000 in the third quarter over the comparable prior year periods. These decreases reflect fewer customer accounts exceeding our threshold for write-off this year as compared to last year. Based on current trends, we expect the provision for losses on receivables in the fourth quarter of fiscal 2010 to be more closely comparable to the provision in the corresponding period in the prior year.
     Net company-sponsored pension costs in the first 39 weeks and third quarter of fiscal 2010 were $28,413,000 and $8,993,000 higher, respectively, than in the comparable prior year periods, due primarily to lower returns on assets of our company-sponsored qualified pension plan (Retirement Plan) during fiscal 2009, partially offset by an increase in the discount rate used to calculate our projected benefit obligation and related pension expense for fiscal 2010.
Net Earnings
     Net earnings increased 13.7% in the first 39 weeks from the comparable period of the prior year due primarily to the impact of changes in income taxes discussed below, as well as the factors discussed above. Net earnings increased 9.5% in the third quarter of fiscal 2010 from the comparable period of the prior year due to the factors discussed above.
     The effective tax rate of 35.26% for the first 39 weeks of fiscal 2010 was favorably impacted by two items. First, we recorded a one-time income tax benefit of approximately $29,000,000 resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS (see “Other Considerations” for additional discussion). Second, the carrying values of our COLI policies are adjusted to their cash surrender values. The gain of $31,834,000 recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 39 weeks of fiscal 2010 is non-taxable for income tax purposes and had the impact of decreasing the effective tax rate for the period.
     The effective tax rate of 41.23% for the first 39 weeks of fiscal 2009 was unfavorably impacted by two items. First, a loss of $63,284,000 recorded to adjust the carrying value of our COLI policies to their cash surrender values in the first 39 weeks of fiscal 2009. Second, we recorded a tax adjustment of approximately $11,000,000 to accrue for a previously unidentified tax contingency arising from a tax audit and an additional provision for state tax contingencies of approximately $7,200,000. The effective tax rate for the first 39 weeks of fiscal 2009 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $6,900,000 resulting from changes in exchange rates.
     The effective tax rate for the third quarter of fiscal 2010 was 38.61%. The effective tax rate of 40.60% for the third quarter of fiscal 2009 was unfavorably impacted by the recording of an additional provision for state tax contingencies of approximately $7,200,000 and the loss of $8,680,000 recorded to adjust the carrying value of our COLI policies to their cash surrender values in the third quarter of fiscal 2009.
Earnings Per Share
     Basic and diluted earnings per share increased 14.5% and 10.5% in the first 39 weeks and third quarter of fiscal 2010, respectively, from the comparable periods of the prior year. These increases were primarily the result of factors discussed above, but earnings per share in both periods were also impacted by the number of shares outstanding. The net reduction in average shares outstanding and diluted shares for the first 39 weeks was primarily due to share repurchases in the first half of fiscal 2009. The net increase in average shares outstanding and diluted shares outstanding for the third quarter of fiscal 2010 was primarily due to issuances of common stock for share-based awards during fiscal 2010. Diluted shares outstanding were also greater due to fewer anti-dilutive share-based awards due to a rise in our stock price as compared to the third quarter of fiscal 2009.
     Both basic and diluted earnings per share were favorably impacted by $0.10 per share in the first 39 weeks of fiscal 2010 due to the one-time reversal of interest accruals for the tax contingency related to the IRS settlement and the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.11 per share negative impact to earnings per share in the first 39 weeks of fiscal 2009 from the losses recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.

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
     Included in corporate expenses, among other items, are:
•	Gains and losses recorded to adjust COLI policies to their cash surrender values;

•	Share-based compensation expense;

•	Expenses related to our business transformation project; and

•	Corporate-level depreciation and amortization expense.
     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Business Segment Information in Note 12:

	Operating Income as a		Operating Income as a
	Percentage of Sales		Percentage of Sales
	39-Week Period		13-Week Period
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Broadline	6.8%	6.4%	6.4%	6.1%
SYGMA	0.9	0.7	1.1	0.8
Other	3.8	3.5	4.0	3.5
     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Business Segment Information in Note 12:

	39-Week Period		13-Week Period
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	(2.2)%	3.3%	3.1%	7.7%
SYGMA	(4.1)	31.8	0.3	42.9
Other	(8.6)	(0.3)	2.3	16.5

     The following tables set forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of these statistical tables, operating income of our segments excludes corporate expenses of $189,468,000 and $65,567,000 in the first 39 weeks and third quarter of fiscal 2010, as compared to $194,973,000 and $51,668,000 in the first 39 weeks and third quarter of fiscal 2009, that are not charged to our segments. This information should be read in conjunction with Business Segment Information in Note 12:

		39-Week Period Ended
	March 27, 2010		March 28, 2009
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	80.0%	92.5%	79.1%	92.7%
SYGMA	13.0	2.0	13.2	1.6
Other	8.4	5.5	8.9	5.7
Intersegment sales	(1.4)	—	(1.2)	—

Total	100.0%	100.0%	100.0%	100.0%

		13-Week Period Ended
	March 27, 2010		March 28, 2009
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	79.5%	91.1%	78.9%	92.1%
SYGMA	13.4	2.7	13.7	2.1
Other	8.6	6.2	8.6	5.8
Intersegment sales	(1.5)	—	(1.2)	—

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. In the first 39 weeks of fiscal 2010, the Broadline operating results represented approximately 80% of Sysco’s overall sales and 92.5% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.
Sales
     Sales were 2.2% lower in the first 39 weeks and 3.1% higher in the third quarter of fiscal 2010 than in the comparable periods of the prior year. Product cost deflation and the resulting decrease in selling prices had a significant impact on sales levels in the first 39 weeks and third quarter of fiscal 2010. In addition, we experienced improving case volumes during the third quarter. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.9% in the first 39 weeks of fiscal 2010 compared to the first 39 weeks of fiscal 2009 and 1.9% in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Estimated changes in product costs, an internal measure of deflation or inflation, were estimated as deflation of 2.7% during the first 39 weeks and 0.6% during the third quarter of fiscal 2010, as compared to inflation of 6.4% during the first 39 weeks and 3.3% during the third quarter of fiscal 2009. Sales from acquisitions that occurred within the last 12 months offset the rate of sales decline by 0.8% and 0.7% for the first 39 weeks and the third quarter of fiscal 2010, respectively. We believe the weak economic environment has applied continued pressure to consumer discretionary spending and overall restaurant traffic counts and has resulted in reduced sales. While the economy is showing signs of improvement, these conditions could continue to affect sales.

Operating Income
     Operating income increased 3.3% in the first 39 weeks and 7.7% in the third quarter of fiscal 2010 from the comparable periods of the prior year. Gross margin dollars decreased 2.3% while operating expenses decreased 4.8% in the first 39 weeks of fiscal 2010 as compared to the first 39 weeks of fiscal 2009. Gross margin dollars increased 2.8% while operating expenses increased 0.7% in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.
     Gross margin dollars declined in the first 39 weeks of fiscal 2010 primarily due to lower sales, but increased in the third quarter of fiscal 2010 due primarily to higher sales and changes in foreign exchange rates. Contributing to the gross margin declines for the first 39 weeks of fiscal 2010 were decreases of approximately $38,000,000 in the fuel surcharges charged to customers in the first 39 weeks as compared to the first 39 weeks of fiscal 2009 due to less usage of these surcharges in fiscal 2010. The change in fuel surcharges in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 was not significant. Expense performance for the first 39 weeks of fiscal 2010 was aided by operating efficiencies, such as reduced pay-related expense due to reduced headcount and reduced fuel cost. Expense performance for the third quarter of fiscal 2010 was impacted by increased pay-related expense due to greater incentive compensation accruals, partially offset by reduced fuel cost. Fuel costs were $44,433,000 lower in the first 39 weeks and $11,488,000 lower in the third quarter of fiscal 2010 than in the comparable periods of the prior year. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel surcharges in the fourth quarter of fiscal 2010 to be comparable to those in the corresponding period in the prior year. Additionally, we expect the level of fuel cost decline in the fourth quarter of fiscal 2010 to be comparable to that experienced in the third quarter of fiscal 2010.
SYGMA Segment
     SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.
Sales
     Sales were 4.1% lower in the first 39 weeks and 0.3% higher in the third quarter of fiscal 2010 than in the comparable periods of the prior year. The weak economic environment has applied continued pressure to consumer discretionary spending and overall restaurant traffic counts and has resulted in reduced sales in the first 39 weeks and only minor growth in the third quarter of fiscal 2010.
Operating Income
     Operating income increased $7,570,000 in the first 39 weeks and $4,055,000 in the third quarter of fiscal 2010 over the comparable periods of the prior year. Gross margin dollars decreased 5.2% while operating expenses decreased 8.2% in the first 39 weeks of fiscal 2010 from the first 39 weeks of fiscal 2009. Gross margin dollars increased 1.3% while operating expenses decreased 2.9% in the third quarter of fiscal 2010 from the third quarter of fiscal 2009. Contributing to the gross margin decline in the first 39 weeks was a decrease of approximately $13,000,000 in the fuel surcharges charged to customers in the first 39 weeks of fiscal 2010 from the comparable period of the prior year due to lower fuel prices in fiscal 2010. The change in fuel surcharges in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 was not significant. The decline in operating expenses was primarily due to operational efficiencies in both delivery and warehouse areas, including reduced payroll expense related to headcount reductions. Also contributing to the decrease in operating expenses was a decrease of $10,846,000 in fuel costs in the first 39 weeks of fiscal 2010 from the comparable period of the prior year due to lower fuel prices. The change in fuel costs in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 was not significant. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2010, we expect fuel surcharges in the fourth quarter of fiscal 2010 to be comparable to those in the corresponding period in the prior year. Additionally, we expect the level of fuel cost decline in the fourth quarter of fiscal 2010 to be comparable to that experienced in the third quarter of fiscal 2010.
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

     Operating income decreased 0.3% for the first 39 weeks and increased 16.5% for the third quarter of fiscal 2010 from the comparable periods of the prior year. The decrease in operating income for the first 39 weeks of fiscal 2010 was caused primarily by reduced sales in the specialty meat and international distribution segments. These decreases were primarily attributable to the weak economic environment in the United States and Canada and reduced international sales. The decreases were partially offset by favorable expense management by all segments. The increase in operating income for the third quarter of fiscal 2010 was caused primarily by increased sales in the specialty produce segment and favorable expense management by all segments.
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
Operating Activities
     We generated $465,947,000 in cash flow from operations in the first 39 weeks of fiscal 2010, as compared to $984,725,000 in the first 39 weeks of fiscal 2009. The decrease of $518,778,000 between the two periods was driven largely by $475,000,000 of payments made related to the IRS settlement together with several less significant items as described in more detail below.
     Cash flow from operations in the first 39 weeks of fiscal 2010 was primarily generated by net income, reduced by changes in deferred tax assets and liabilities, increases in receivables and inventory balances, decreases in accrued income taxes and the net balances of other long-term liabilities and prepaid pension cost, partially offset by non-cash depreciation and amortization expense and an increase in accounts payable. Cash flow from operations in the first 39 weeks of fiscal 2009 was primarily generated by net income, increases in accounts receivable and inventory balances, changes in deferred tax assets and liabilities and non-cash depreciation and amortization expense. These increases were partially offset by decreases in accounts payable balances, accrued expenses and accrued income taxes.
     The increase in accounts receivable balances for the first 39 weeks of fiscal 2010 was primarily due to the increase in sales in the third quarter as well as a seasonal change in customer mix. The decrease in accounts receivable balances for the first 39 weeks of fiscal 2009 was primarily due to the sales decline, partially offset by a seasonal change in customer mix. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first 39 week period as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than average.
     The increase in inventory balances for the first 39 weeks of fiscal 2010 was primarily due to the increase in sales in the third quarter. The decrease in inventory balances for the first 39 weeks of fiscal 2009 was primarily due to the sales decline.
     The increase in accounts payable balances for the first 39 weeks of fiscal 2010 was primarily due to the growth in inventory discussed above. The decrease in accounts payable balances for the first 39 weeks of fiscal 2009 was primarily due to the sales decline and timing of payments with vendors. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.

     Cash flow from operations was negatively impacted by decreases in accrued expenses of $21,468,000 for the first 39 weeks of fiscal 2010 and $125,637,000 for the first 39 weeks of fiscal 2009. The decrease in the first 39 weeks of fiscal 2010 was due to offsetting changes in multiple accrued items, of which no item was individually significant. The decrease in the first 39 weeks of fiscal 2009 was primarily due to the payment of the respective prior year annual incentive bonuses and 401(k) matching contributions, partially offset by accruals for current year compensation incentives and 401(k) matching contributions. The effect of the payment of prior year annual incentive bonuses and 401(k) matching contributions was also present in the first 39 weeks of fiscal 2010, but the level of these payments was significantly lower than in fiscal 2009 due to the operating performance trend in fiscal 2009. Additionally, the amount of incentive compensation accruals at March 27, 2010 is greater than the amount at March 26, 2009 due to improved operating performance in fiscal 2010.
     Cash flow from operations for the first 39 weeks of fiscal 2010 was negatively impacted by changes in deferred tax assets and liabilities of $152,236,000 and a decrease in accrued income taxes of $316,074,000. The main factor affecting both of these items, as well as cash taxes paid, was the IRS settlement (discussed below in Other Considerations), which resulted in the payment of taxes of $475,000,000 in the first 39 weeks of fiscal 2010 for the settlement agreement as well as higher estimated tax payments for ongoing operations in fiscal 2010. Cash flow from operations for the first 39 weeks of fiscal 2009 was negatively impacted by a decrease in accrued income taxes of $508,628,000, partially offset by changes in deferred tax assets and liabilities of $495,732,000. Total cash taxes paid were $973,354,000 and $510,147,000 in the first 39 weeks of fiscal 2010 and 2009, respectively
     The net balances of other long-term liabilities and prepaid pension cost decreased $115,210,000 during the first 39 weeks of fiscal 2010 and increased $2,952,000 during the first 39 weeks of fiscal 2009. The decrease in the first 39 weeks of fiscal 2010 is primarily attributable to three items. First, our liability for unrecognized tax benefits decreased as a result of the settlement with the IRS. Second, our liability for deferred incentive compensation decreased due to accelerated distributions taken by plan participants of all or a portion of their vested balances pursuant to certain transitional relief under the provisions of Section 409A of the Internal Revenue Code and other regular distributions. Third, pension contributions to our company-sponsored plans exceeded net company-sponsored pension costs. The increase in the first 39 weeks of fiscal 2009 was primarily attributable to a combinati on of the recording of net company-sponsored pension costs, incentive compensation deferrals and a net increase to our liability for unrecognized tax benefits. This increase was partially offset by pension contributions to our company-sponsored plans. We recorded net company-sponsored pension costs of $94,589,000 and $66,176,000 in the first 39 weeks of fiscal 2010 and fiscal 2009, respectively. Our contributions to our company-sponsored defined benefit plans were $118,340,000 and $91,889,000 during th e first 39 weeks of fiscal 2010 and fiscal 2009, respectively. The difference in the level of contributions in the first 39 weeks of fiscal 2010 and fiscal 2009 is due to the timing and amount of our contributions to the Retirement Plan. In fiscal 2010, we anticipate making quarterly contributions to the Retirement Plan in the amount of $35,000,000 per quarter, of which $105,000,000 has been made through the first 39 weeks of fiscal 2010. In fiscal 2009, we made a single annual contribution of $80,000,000 to the Retirement Plan in the first quarter of the year.
Investing Activities
     Capital expenditures during the first 39 weeks of fiscal 2010 primarily included facility replacements and expansions, investments in technology including our business transformation project, fleet replacements and the purchase of a facility for our future shared services operations in connection with our business transformation project. Capital expenditures during the first 39 weeks of fiscal 2009 primarily included facility replacements and expansions, investments in technology, fleet replacements, and the construction of a fold-out facility. We expect total capital expenditures in fiscal 2010 to be in the range of $575,000,000 to $625,000,000, which includes projected expenditures related to our business transformation project.
Financing Activities
     During the first 39 weeks of fiscal 2010, a total of 1,430,000 shares were repurchased at a cost of $41,020,000, as compared to 16,951,200 shares at a cost of $438,843,000 for the first 39 weeks of fiscal 2009. An additional 713,700 shares were repurchased at a cost of $21,266,000 through April 24, 2010, resulting in a remaining authorization by our Board of Directors to repurchase up to 7,137,900 shares, based on the trades made through that date.

     Dividends paid in the first 39 weeks of fiscal 2010 were $431,916,000, or $0.73 per share, as compared to $406,689,000, or $0.68 per share, in the first 39 weeks of fiscal 2009. In February 2010, we declared our regular quarterly dividend for the fourth quarter of fiscal 2010 of $0.25 per share, which was paid in April 2010.
     We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $88,000,000, of which none was outstanding as of March 27, 2010 or April 24, 2010.
     As of March 27, 2010, the company’s Irish Subsidiary, Pallas Foods Limited, had a €10,000,000 (Euro) committed facility for unsecured borrowings for working capital expiring March 31, 2011. There were no borrowings outstanding under this facility as of March 27, 2010 or April 24, 2010. In January 2010, the €8,000,000 (Euro) revolver portion of this facility was discontinued and the overdraft line portion of this facility was extended one year for €10,000,000 (Euro).
     Sysco and one of our subsidiaries, Sysco International, Co., have a revolving credit facility supporting our U.S. and Canadian commercial paper programs. The facility, in the amount of $1,000,000,000, expires on November 4, 2012, but is subject to extension.
     As of March 27, 2010, there were no commercial paper issuances outstanding. During the 39-week period ended March 27, 2010, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1,820,000.
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
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information available from plan administrators, which has valuation dates ranging from December 31, 2007 to June 30, 2009, we estimate our share of withdrawal liability on most of the multi-employer plans in which we participate could have been as much as $173,000,000 as of March 27, 2010 based on a voluntary withdrawal. The majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2008; therefore, our estimated liability reflects the asset losses incurred by the financial markets as of that date. In general, the financial markets improved during calendar year 2009; therefore, we believe our current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of March 27, 2010, we have approximately $16,000,000 in liabilities recorded in total related to certain multi-employer defined benefit plans for which our voluntary withdrawal had already occurred, the majority of which are expected to be paid in fiscal 2010.
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

BSCC Cooperative Structure
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code, the operation of which has resulted in a deferral of tax payments. The IRS, in connection with its audits of our 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that we had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the IRS on August 21, 2009 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts that were recorded within deferred taxes related to BSCC over a three-year period and make a one-time payment of $41,000,000, of which approximately $39,000,000 is non-deductible. The settlement addresses the BSCC deferred tax issue as it relates to the IRS audit of our 2003 through 2006 federal income tax returns, and settles the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, we will pay the amounts owed in the following schedule:

Amounts paid annually:
Fiscal 2010	$528,000,000
Fiscal 2011	212,000,000
Fiscal 2012	212,000,000
     Of the amounts to be paid in fiscal 2010 included in the table above, $475,000,000 was paid in the first 39 weeks of fiscal 2010 and the remaining payments will be paid in equal installments with Sysco’s remaining quarterly tax payments. Amounts to be paid in fiscal 2011 and 2012 will be paid with our quarterly tax payments. We believe we have access to sufficient cash on hand, cash flows from operations and current access to capital to make payments on all of the amounts noted above.
Contractual Obligations
     Our Annual Report on Form 10-K for the fiscal year ended June 27, 2009 contains a table that summarizes our obligations and commitments to make contractual future cash payments as of June 27, 2009. Since June 27, 2009, there have been no material changes to our contractual obligations, except for a reduction of our liability for unrecognized tax benefits and related interest in the first 39 weeks of fiscal 2010 due to our settlement with the IRS discussed above. As of March 27, 2010, we had a liability of $75,278,000 for unrecognized tax benefits for all tax jurisdictions and $38,141,000 for related interest that could result in cash payment.
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
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of deflation and economic conditions on our business;

•	trends in deflation and consumer disposable income;

•	the implementation, expected benefits and costs of our business transformation project;

•	sales and operating income trends;

•	anticipated multi-employer pension-related liabilities and contributions to various multi-employer pension plans;

•	source and adequacy of funds for required payments under the IRS settlement;

•	the impact of ongoing legal proceedings;

•	continued positive results from our strategies;

•	anticipated company-sponsored pension plan contributions;

•	expectations regarding total capital expenditures for fiscal 2010;

•	anticipated share repurchases;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the impact of the financial markets on the cash surrender values of our COLI policies;

•	our expectations regarding trends in pay-related expense, headcount and incentive compensation;

•	fuel costs and expectations regarding the use of fuel surcharges;

•	expectations regarding the provision for losses on receivables; and

•	expectations regarding operating income and sales for our business segments.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009:
•	risks relating to the foodservice distribution industry’s relatively low profit margins and sensitivity to general economic conditions and their effect on consumer confidence and spending;

•	the risk that we may not be able to compensate for increases in fuel costs and inflation;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	Sysco’s leverage and debt risks, capital and borrowing needs and changes in interest rates;

•	the potential impact of product liability claims and adverse publicity;

•	labor issues, including the renegotiation of union contracts;

•	the impact of financial market changes on the cash surrender values of our COLI policies and on the assets held by our company-sponsored Retirement Plan and by the multi-employer pension plans in which we participate;

•	the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent;

•	that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans or that the Pension Protection Act could require that we make additional pension contributions;

•	the risk that prolonged product cost deflation may adversely affect our operations;

•	the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	difficulties in successfully entering and operating in international markets that have political, economic, regulatory and cultural environments different from those in the U.S. and Canada;

•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders;

•	our dependence on technology and the reliability of our technology network;

•	risks related to our business transformation project, including the risk that the project may not be successfully implemented, may not prove cost effective and may have a material adverse effect on our liquidity and results of operations;

•	the effect of competition on us and our customers;

•	the ultimate outcome of litigation;

•	management’s allocation of capital and the timing of capital expenditures;

•	internal factors, such as the ability to increase efficiencies, control expenses and successfully execute growth strategies; and

•	with respect to share repurchases, market prices for the company’s securities and management’s decision to utilize capital for other purposes.
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

Interest Rate Risk
     At March 27, 2010, we had no commercial paper issuances outstanding. Our long-term debt obligations at March 27, 2010 were $2,476,334,000, of which approximately 81% were at fixed rates of interest, including the impact of our interest rate swap agreements.
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
     As of March 27, 2010, the September 2009 interest rate swap agreement was recognized as an asset within the consolidated balance sheet at fair value within other assets of $1,243,000. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of March 27, 2010, the October 2009 interest rate swap agreement was recognized as an asset within the consolidated balance sheet at fair value within other assets of $2,593,000. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.
Fuel Price Risk
     Due to the nature of our distribution business, we are exposed to the potential volatility in fuel prices. From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of March 27, 2010, we had forward diesel fuel commitments totaling approximately $71,000,000 through March 2011. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices slightly lower than the current market price for diesel.
Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 27, 2010, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the third quarter of fiscal 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of Shares Purchased	(b) Average Price	Announced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs	Programs
Month #1	—	$—	—	9,386,600
December 27 –January 23
Month #2	174,396	27.67	152,600	9,234,000
January 24 – February 20
Month #3	1,385,482	28.84	1,382,400	7,851,600
February 21 –March 27

Total	1,559,878	$28.71	1,535,000	7,851,600

(1)	The total number of shares purchased includes zero, 21,796 and 3,082 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.
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
Item 3. Defaults Upon Senior Securities
     None
Item 5. Other Information
     None

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.11	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.1#	—	Transition and Early Retirement Agreement between Sysco Corporation and Kenneth F. Spitler effective February 24, 2010.

10.2#	—	First Amendment to Restricted Stock Award Agreement between Sysco Corporation and Kenneth F. Spitler dated February 16, 2010.

10.3#	—	Transition and Early Retirement Agreement between Sysco Corporation and Stephen F. Smith effective March 25, 2010.

15.1#	—	Report from Ernst & Young dated May 4, 2010, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2010 filed with the SEC on May 4, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of March 27, 2010, June 27, 2009 and March 28, 2009, (ii) Consolidated Results of Operations for the thirty-nine and thirteen week periods ended March 27, 2010 and March 28, 2009, (iii) Consolidated Statements of Comprehensive Income for the thirty-nine and thirteen week periods ended March 27, 2010 and March 28, 2009, (iv) Consolidated Cash Flows for the thirty-nine week periods ended March 27, 2010 and March 28, 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

Date: May 4, 2010

By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and Chief Financial Officer

Date: May 4, 2010

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

Date: May 4, 2010

EXHIBIT INDEX
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.11	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.1#	—	Transition and Early Retirement Agreement between Sysco Corporation and Kenneth F. Spitler effective February 24, 2010.

10.2#	—	First Amendment to Restricted Stock Award Agreement between Sysco Corporation and Kenneth F. Spitler dated February 16, 2010.

10.3#	—	Transition and Early Retirement Agreement between Sysco Corporation and Stephen F. Smith effective March 25, 2010.

15.1#	—	Report from Ernst & Young dated May 4, 2010, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2010 filed with the SEC on May 4, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of March 27, 2010, June 27, 2009 and March 28, 2009, (ii) Consolidated Results of Operations for the thirty-nine and thirteen week periods ended March 27, 2010 and March 28, 2009, (iii) Consolidated Statements of Comprehensive Income for the thirty-nine and thirteen week periods ended March 27, 2010 and March 28, 2009, (iv) Consolidated Cash Flows for the thirty-nine week periods ended March 27, 2010 and March 28, 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith