Form 10-K
period 2010-07-03
SYSCO CORP
filed 2010-08-31
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $16,885,216,000 as of December 26, 2009 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 24, 2009, as reported by The Wall Street Journal (Southwest Edition)). As of August 18, 2010, the registrant had issued and outstanding an aggregate of 588,379,521 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the company’s 2010 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

Page No.
PART I
Item 1. Business	1
Item 1A. Risk Factors	5
Item 1B. Unresolved Staff Comments	9
Item 2. Properties	10
Item 3. Legal Proceedings	11
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	11
Item 6. Selected Financial Data	14
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	36
Item 8. Financial Statements and Supplementary Data	40
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
Item 9A. Controls and Procedures	82
Item 9B. Other Information	82
PART III
Item 10. Directors, Executive Officers and Corporate Governance	82
Item 11. Executive Compensation	82
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
Item 13. Certain Relationships and Related Transactions, and Director Independence	82
Item 14. Principal Accounting Fees and Services	82
PART IV
Item 15. Exhibits	83
Signatures	88
EX-4.12
EX-10.35
EX-10.39
EX-10.44
EX-21.1
EX-23.1
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
Overview
     Sysco Corporation, acting through its subsidiaries and divisions, is the largest North American distributor of food and related products primarily to the foodservice or food-away-from-home industry. We provide products and related services to approximately 400,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.
     Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115.0 million to $37.2 billion in annual sales, both through internal expansion of existing operations and through acquisitions.
     Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year ending July 3, 2010 for fiscal 2010 and 52-week years ending June 27, 2009 and June 28, 2008 for fiscal 2009 and 2008, respectively.
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
Operating Segments
     Sysco provides food and related products to the foodservice or food-away-from-home industry. Under the accounting provisions related to disclosures about segments of an enterprise, we have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined by accounting standards. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to their customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to chain restaurant customer locations. Our other segments include our specialty produce, custom-cut meat and lodging industry products segments and a company that distributes to international customers. Specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Specialty meat companies distribute custom-cut fresh steaks, other meat, seafood and poultry. Our lodging industry products company distributes personal care guest amenities, equipment, housekeeping supplies, room accessories and textiles to the lodging industry. Selected financial data for each of our reportable segments as well as financial information concerning geographic areas can be found in Note 19, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8.
Customers and Products
     Sysco’s customers in the foodservice industry include restaurants, hospitals, schools, hotels, industrial caterers and other similar venues where foodservice products are served. Services to our customers are supported by similar physical facilities, vehicles, material handling equipment and techniques, and administrative and operating staffs.
     The products we distribute include:
•	a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts;

•	a full line of canned and dry foods;

•	fresh meats;

•	dairy products;

•	beverage products;

•	imported specialties; and

•	fresh produce.

We also supply a wide variety of non-food items, including:
•	paper products such as disposable napkins, plates and cups;

•	tableware such as china and silverware;

•	cookware such as pots, pans and utensils;

•	restaurant and kitchen equipment and supplies; and

•	cleaning supplies.
     A comparison of the sales mix in the principal product categories during the last three years is presented below:

	2010	2009	2008
Canned and dry products	19%	19%	18%
Fresh and frozen meats	17	17	18
Frozen fruits, vegetables, bakery and other	14	14	14
Dairy products	10	10	11
Poultry	10	10	10
Fresh produce	9	8	8
Paper and disposables	8	8	8
Seafood	5	5	5
Beverage products	4	4	3
Janitorial products	2	3	3
Equipment and smallwares	2	2	2
Medical supplies (1)	—	—	—

	100%	100%	100%

(1)	Sales are less than 1% of total
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
     No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended July 3, 2010.
     Based upon available information, we estimate that sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2010	2009	2008
Restaurants	62%	62%	63%
Hospitals and nursing homes	11	11	10
Hotels and motels	6	6	6
Schools and colleges	5	5	5
Other	16	16	16

Totals	100%	100%	100%

Sources of Supply
     We purchase from thousands of suppliers, both domestic and international, none of which individually accounts for more than 10% of our purchases. These suppliers consist generally of large corporations selling brand name and private label merchandise, as well as independent regional brand and private label processors and packers. Purchasing is generally carried out through both centrally developed purchasing programs and direct purchasing programs established by our various operating companies.
     Sysco’s Baugh Supply Chain Cooperative, Inc. (BSCC) administers a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of Sysco Brand merchandise as well as products from a number of national brand suppliers, encompassing substantially all product lines. Sysco’s operating companies purchase product from the suppliers participating in BSCC’s programs and from other suppliers, although Sysco Brand products are only available to the operating companies through BSCC’s programs.
     Sysco’s National Supply Chain group, a department at the corporate headquarters, is focused on increasing profitability by lowering operating costs and by lowering aggregate inventory levels, which reduces future facility expansion needs at our broadline operating companies, while providing greater value to our suppliers and customers. One of the initiatives of this group is redistribution, which involves the construction and operation of regional distribution centers (RDCs), which aggregate inventory demand to optimize the supply chain activities for certain products for all Sysco broadline operating companies in the region. Currently, we have two RDCs in operation in Virginia and Florida and have made initial investments to build two additional RDCs. Management is evaluating the most appropriate timing for the building of these RDCs, balancing both market conditions and the timing of the implementation of the company’s Business Transformation Project (see more discussion below under “Capital Improvements”).
Working Capital Practices
     Our growth is funded through a combination of cash flow from operations, commercial paper issuances and long-term borrowings. See the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” at Item 7 regarding our liquidity, financial position and sources and uses of funds.
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
Corporate Headquarters’ Services
     Our corporate staff makes available a number of services to our operating companies. Members of the corporate staff possess experience and expertise in, among other areas, accounting and finance, treasury, cash management, information technology, employee benefits, engineering, risk management and insurance, sales and marketing, payroll, human resources, training and development, and tax compliance services. The corporate office also makes available warehousing and distribution services, which provide assistance in operational best practices including space utilization, energy conservation, fleet management and work flow.
Capital Improvements
     To maximize productivity and customer service, we continue to modernize or construct new distribution facilities. During fiscal 2010, 2009 and 2008, approximately $594.6 million, $464.6 million and $516.0 million respectively, were invested in facility expansions, fleet additions and other capital asset enhancements. We estimate our capital expenditures in fiscal 2011 should be in the range of $700 million to $750 million. During the three years ended July 3, 2010, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings. We expect to finance our fiscal 2011 capital expenditures from the same sources.
     We are undertaking a Business Transformation Project, pursuant to which we are developing and implementing an integrated software system to support a majority of our businesses and further streamline our operations. These systems are commonly referred to as Enterprise Resource Planning (ERP) systems. We have substantially completed the design and build phases of our Business Transformation Project, and we are currently testing the underlying ERP system and processes. Implementation is anticipated to begin with the first operating company location in the first half of calendar 2011 and our shared business services center in fiscal 2011. Approximately $160 million to $180 million of the fiscal 2011 estimated capital expenditures are related to the Business Transformation Project.
Employees
     As of July 3, 2010, we had approximately 46,000 full-time employees, approximately 18% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled by each individual operating company. Approximately 28% of our union employees are covered by collective bargaining agreements which have expired or will expire during fiscal 2011 and are subject to renegotiation. Since July 3, 2010, two contracts covering 452 of such employees have been renegotiated. We consider our labor relations to be satisfactory.
Competition
     Industry sources estimate that there are more than 16,500 companies engaged in foodservice distribution in the United States. Our customers may also choose to purchase products directly from retail outlets or negotiate prices directly with our suppliers. While we compete primarily with local and regional distributors, a few companies compete with us on a national basis. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices. An additional competitive factor for our larger chain restaurant customers is the ability to provide a national distribution network. We consider our primary market to be the foodservice market in the United States and Canada and estimate that we served about 17% of this approximately $210 billion annual market. We believe, based upon industry trade data, that our sales to the United States and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2010. While adequate industry statistics are not available, we believe that in most instances our local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas. We believe our competitive advantages include our more than 8,000 marketing associates, our diversified product base, which includes a differentiated group of high quality Sysco brand products, the diversity in the types of customers we serve, our economies of scale and our wide geographic presence in the United States and Canada, which mitigates some of the impact of regional economic declines that may occur over time and provides a national distribution network for larger chain restaurant customers. We believe our liquidity and access to capital provides us the ability to continuously invest in our business including implementation of various supply chain and operational initiatives to improve efficiency and productivity. We are the only publicly-traded distributor in the food-away-from-home industry in the United States. While our public company status provides us with some advantages, including access to capital, we believe it also provides us with some disadvantages that our competitors do not have in terms of additional costs related to complying with regulatory requirements.
Government Regulation
     As a marketer and distributor of food products, we are subject to the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA), as well as the Canadian Food and Drugs Act and the regulations thereunder.
     The FDA regulates food safety through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point (HACCP) requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.
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
     As of July 3, 2010, we operated 180 distribution facilities throughout the United States, Canada and Ireland.
Item 1A. Risk Factors
Periods of Difficult Economic Conditions and Heightened Uncertainty in the Financial Markets Affect Consumer Confidence, which Can Adversely Impact our Business
     The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins and the foodservice industry is sensitive to national and regional economic conditions. From late in fiscal 2008 through the beginning of fiscal 2010, deteriorating economic conditions and heightened uncertainty in the financial markets negatively affected consumer confidence and discretionary spending. This led to reductions in the frequency of dining out and the amount spent by consumers for food-away-from-home purchases. These conditions, in turn, negatively impacted our sales, as noted by our declining sequential sales trend each quarter from a positive 8.5% in the first quarter of fiscal 2008 to a negative 8.1% in the first quarter of fiscal 2010. The development of similar economic conditions in the future or permanent changes in consumer dining habits as a result of such conditions would likely negatively impact our operating results. Although economic conditions appear to have improved since the first quarter of fiscal 2010, the perceived improvement may not continue or may not result in consumers returning to their prior dining habits.
Periods of Significant or Prolonged Inflation or Deflation Affect our Product Costs and Profitability
     Volatile food costs have a direct impact on our industry. Prolonged periods of product cost inflation may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, which may have a negative impact on our business and our profitability. In addition, product cost inflation may negatively impact consumer spending decisions, which could adversely impact our sales. Conversely, our business may be adversely impacted by periods of prolonged product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Our estimate for the deflation in Sysco’s cost of goods was 1.5% in fiscal 2010, compared to inflation of 4.7% in fiscal 2009 and 6.0% in fiscal 2008.

Our Enterprise-wide Software Integration Project Could Experience Implementation Problems, Scheduling Delays or Cost Overages and May Not Prove to Be Cost Effective or Result in the Benefits We Anticipate, Negatively Impacting our Business, Results of Operations and Liquidity
     In fiscal 2009, we commenced the design of an enterprise-wide project to implement an integrated software system, commonly referred to as an Enterprise Resource Planning (ERP) system, to support a majority of our business processes and further streamline our operations. We are currently testing the ERP system and processes that have been designed and built and believe that implementation will occur across the majority of our Broadline and SYGMA operating companies beginning in fiscal 2011 and ending in fiscal 2013. ERP implementations are complex and time-consuming projects that involve substantial investments in system software and implementation activities over a multi-year timeframe. As is the case in most ERP implementations, we expect that the implementation of our ERP system will require transformation of business and financial processes in order to realize the full benefits of the project. Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the early stages of implementation, including fiscal 2011. The expected costs of the project in fiscal 2011 may be greater or less than currently expected because as we begin implementation of the project, we may encounter the need for changes in design or revisions of the project calendar and budget, including the incurrence of expenses at an earlier or later time than currently anticipated. Our business and results of operations may be adversely affected if we experience operating problems, scheduling delays, cost overages or limitations on the extent of the business transformation during the ERP implementation process. In addition, because the implementation is expected to involve a significant capital commitment, our business, results of operations and liquidity may also be adversely affected if the ERP system, and the associated process changes, do not prove to be cost effective or do not result in the cost savings and other benefits that we anticipate.
We May Not Be Able to Fully Compensate for Increases in Fuel Costs
     Volatile fuel prices have a direct impact on our industry. The cost of fuel affects the price paid by us for products as well as the costs incurred by us to deliver products to our customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee that we can do so again if another period of high fuel costs occurs. If fuel costs increase again in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our business and our profitability. From time to time, we enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at prices equal to the then-current market price for diesel. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than market costs for a portion of our diesel fuel.
Conditions Beyond our Control can Interrupt our Supplies and Increase our Product Costs
     We obtain substantially all of our foodservice and related products from third party suppliers. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.
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
Expanding into International Markets and Complimentary Lines of Business Presents Unique Challenges, and our Expansion Efforts with respect to International Operations and Complimentary Lines of Business may not be Successful
     In addition to our domestic activities, an element of our strategy includes the possibility of further expansion of operations into international markets. Our ability to successfully operate in international markets may be adversely affected by local laws and customs, legal and regulatory constraints, including compliance with the Foreign Corrupt Practices Act, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future sales and cash flows from our international operations.
     Another element of our strategy includes the possibility of expansion into businesses that are closely related or complimentary to, but not currently part of, our core foodservice distribution business. Our ability to successfully operate in these complimentary business markets may be adversely affected by legal and regulatory constraints, including compliance with regulatory programs to which we become subject. Risks inherent in branching out into such complimentary markets also include the costs and difficulties of managing operations outside of our core business, which may require additional skills and competencies, as well as difficulties in identifying and gaining access to suppliers or customers in new markets.
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
We Need Access to Borrowed Funds in Order to Grow and Any Default by Us Under our Indebtedness Could Have a Material Adverse Impact
     A substantial part of our growth historically has been the result of acquisitions and capital expansion. We anticipate additional acquisitions and capital expansion in the future. As a result, our inability to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to expand. Moreover, any default under the documents governing our indebtedness could have a significant adverse effect on our cash flows, as well as the market value of our common stock.
Technology Dependence Could have a Material Negative Impact on our Business
     Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network. We use software and other technology systems, among other things, to generate and select orders, to load and route trucks and to monitor and manage our business on a day-to-day basis. Any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business and result in increased costs. Furthermore, process changes may be required as we continue to use our existing warehousing, delivery, and payroll systems to support operations as we implement the ERP system. While Sysco has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits.

We may be Required to Pay Material Amounts Under Multi-Employer Defined Benefit Pension Plans
     We contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 11% of our current employees are participants in such multi-employer plans. In fiscal 2010, our total contributions to these plans, which include payments for voluntary withdrawals, were approximately $51.5 million.
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
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information currently available from plan administrators, which has valuation dates ranging from January 31, 2008 to June 30, 2009, Sysco estimates its share of the aggregate withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $183.0 million as of July 3, 2010 based on a voluntary withdrawal. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2008; therefore, our estimated liability reflects the asset losses incurred by the financial markets as of that date. In general, the financial markets improved during calendar year 2009; therefore, we believe our current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (IRS) may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of July 3, 2010, Sysco had approximately $0.9 million in liabilities recorded in total related to certain multi-employer defined benefit plans for which our voluntary withdrawal has already occurred. Requirements to pay such increased contributions, withdrawal liability, and excise taxes could negatively impact our liquidity and results of operations.
Our Funding of our Company-Sponsored Pension Plans may Increase and our Earnings May Decrease Should Financial Markets and the Value of our Company Owned Life Insurance Experience Future Declines
     Our company-sponsored qualified pension plan (Retirement Plan) holds investments in both equity and fixed income securities. The amount of our annual contribution to the plan is dependent upon, among other things, the returns on the plan’s assets and discount rates used to calculate the plan’s liability. Our expense is also impacted by these items. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and pension expense to increase and can result in a reduction to shareholders’ equity on our balance sheet at fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our discount rate at fiscal year-end. Specifically, decreases in these interest rates may have an adverse impact on our results of operations. To the extent financial markets experience future declines similar to those experienced in fiscal 2008 through the beginning of fiscal 2010, and/or interest rates on high quality bonds in the public markets decline, our contributions and pension expense may increase for future years as our funded status decreases, which could have an adverse impact on our liquidity and results of operations.
     Sysco invests in corporate-owned life insurance policies in order to fund certain retirement programs which are subject to market risk. The value of our investments in corporate-owned life insurance (COLI) policies is largely based on the values of underlying investments, which include publicly traded securities. Therefore, the value of these policies will be adjusted each period based on the performance of the underlying securities which has in the past resulted, and could in the future further result, in volatility in our earnings. As of July 3, 2010, our investments in COLI policies were valued at $203.2 million. During periods of significant declines in the financial markets, we experienced significant losses in adjusting the carrying value of these policies to their cash surrender values. Should the financial markets suffer significant declines again in the future, we would take additional charges to adjust the carrying value of our COLI policies, which would increase our operating expenses, and adversely impact our net earnings and earnings per share.
Failure to Successfully Renegotiate Union Contracts Could Result in Work Stoppages
     As of July 3, 2010, approximately 8,400 employees at 51 operating companies were members of 55 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2011, 12 agreements covering approximately 2,400 employees have expired or will expire. Since July 3, 2010, two contracts covering 452 of the 2,400 employees have been renegotiated. Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     The table below shows the number of distribution facilities occupied by Sysco in each state, province or country and the aggregate square footage devoted to cold and dry storage as of July 3, 2010.

		Cold Storage	Dry Storage
		(Square Feet in	(Square Feet in	Segment
Location	Number of Facilities	thousands)	thousands)	Served*
Alabama	2	184	228	BL
Alaska	1	43	26	BL
Arizona	2	130	104	BL, O
Arkansas	2	130	87	BL, O
California	17	997	1,120	BL, S, O
Colorado	4	283	214	BL, S, O
Connecticut	3	165	116	BL, O
District of Columbia	1	22	3	O
Florida	16	1,253	1,012	BL, S, O
Georgia	6	295	512	BL, S, O
Idaho	2	84	88	BL
Illinois	5	371	387	BL, S, O
Indiana	1	100	109	BL
Iowa	1	93	95	BL
Kansas	1	177	171	BL
Kentucky	1	92	106	BL
Louisiana	1	134	113	BL
Maine	1	59	50	BL
Maryland	3	291	316	BL, O
Massachusetts	2	161	207	BL, S
Michigan	5	320	398	BL, S, O
Minnesota	2	150	135	BL
Mississippi	1	95	69	BL
Missouri	2	107	95	BL, S
Montana	1	120	121	BL
Nebraska	1	74	108	BL
Nevada	3	210	124	BL, O
New Jersey	3	154	350	BL, O
New Mexico	1	120	108	BL
New York	2	224	199	BL
North Carolina	6	329	429	BL, S, O
North Dakota	1	46	59	BL
Ohio	9	390	518	BL, S, O
Oklahoma	4	132	124	BL, S, O
Oregon	3	177	160	BL, S, O
Pennsylvania	4	369	356	BL, S
South Carolina	1	151	98	BL
Tennessee	5	395	442	BL, O
Texas	19	1,081	1,097	BL, S, O
Utah	1	161	107	BL
Virginia	3	564	410	BL
Washington	1	134	92	BL
Wisconsin	2	287	242	BL
Alberta, Canada	3	207	200	BL
British Columbia, Canada	8	283	326	BL, O
Manitoba, Canada	1	58	46	BL
New Brunswick, Canada	2	48	56	BL
Newfoundland, Canada	1	33	22	BL
Nova Scotia, Canada	1	33	45	BL
Ontario, Canada	9	402	361	BL, O
Quebec, Canada	1	36	63	BL
Saskatchewan, Canada	1	40	54	BL
Ireland	1	38	40	BL

Total	180	12,032	12,118

*	Segments served include Broadline (BL), SYGMA (S) and Other (O).

     We own approximately 19,634,000 square feet of our distribution facilities (or 81.0% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2011 to fiscal 2032, exclusive of renewal options. Certain of the facilities owned by the company are subject to industrial revenue bond financing arrangements totaling $13.7 million as of July 3, 2010. Such industrial revenue bond financing arrangements mature at various dates through fiscal 2026.
     We own our approximately 625,000 square foot headquarters office complex in Houston, Texas. In addition, we own our approximately 661,000 square foot shared services complex in Cypress, Texas, which is expected to become operational in fiscal 2011.
     We are currently constructing expansions or replacement facilities for our distribution facilities in Winnipeg, Manitoba, Canada; Toronto, Ontario, Canada; Philadelphia, Pennsylvania; Austin, Texas; and San Antonio, Texas. These operating companies, in the aggregate, accounted for approximately 3.6% of fiscal 2010 sales.
     As of July 3, 2010, our fleet of approximately 8,800 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 89% of these vehicles and lease the remainder.
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

			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
Fiscal 2009:
First Quarter	$35.00	$26.81	$0.22
Second Quarter	33.40	20.74	0.24
Third Quarter	24.81	19.39	0.24
Fourth Quarter	24.84	21.26	0.24
Fiscal 2010:
First Quarter	$26.10	$21.38	$0.24
Second Quarter	29.48	24.24	0.25
Third Quarter	29.58	26.99	0.25
Fourth Quarter	31.99	28.13	0.25
     The number of record owners of Sysco’s common stock as of August 18, 2010 was 14,992.

     We made the following share repurchases during the fourth quarter of fiscal 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
Month #1
March 28 — April 24	537,331	$29.80	533,700	7,317,900
Month #2
April 25 — May 22	1,072,389	30.53	1,061,758	6,256,142
Month #3
May 23 —July 03	2,872,541	30.24	2,869,542	3,386,600

Total	4,482,261	$30.26	4,465,000	3,386,600

(1)	The total number of shares purchased includes 3,631, 10,631 and 2,999 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.
     On September 22, 2008, we announced that the Board of Directors approved the repurchase of 20,000,000 shares. Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors. On August 27, 2010, the Board of Directors approved a new share repurchase program covering an additional 20,000,000 shares.
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
     The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Index was $100 on the last trading day of fiscal 2005, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

	7/2/05	7/1/06	6/30/07	6/28/08	6/27/09	7/3/10
Sysco Corporation	$100	$86	$95	$84	$71	$90
S&P 500	100	108	130	113	84	95
S&P 500 Food/Staple Retail Index	100	102	109	114	94	95

Item 6. Selected Financial Data

	Fiscal Year
	2010
	(53 Weeks)	2009	2008	2007	2006
	(In thousands except for per share data)
Sales	$37,243,495	$36,853,330	$37,522,111	$35,042,075	$32,628,438
Earnings before income taxes	1,849,589	1,770,834	1,791,338	1,621,215	1,394,946
Income taxes	669,606	714,886	685,187	620,139	548,906

Earnings before cumulative effect of accounting change	1,179,983	1,055,948	1,106,151	1,001,076	846,040
Cumulative effect of accounting change	—	—	—	—	9,285

Net earnings	$1,179,983	$1,055,948	$1,106,151	$1,001,076	$855,325

Earnings before cumulative effect of accounting change:
Basic earnings per share	$1.99	$1.77	$1.83	$1.62	$1.36
Diluted earnings per share	1.99	1.77	1.81	1.60	1.35
Net earnings:
Basic earnings per share	$1.99	$1.77	$1.83	$1.62	$1.38
Diluted earnings per share	1.99	1.77	1.81	1.60	1.36

Dividends declared per share	$0.99	$0.94	$0.85	$0.74	$0.66

Total assets	$10,313,701	$10,148,186	$10,010,615	$9,475,365	$8,937,470
Capital expenditures	594,604	464,561	515,963	603,242	513,934

Current maturities of long-term debt	$7,970	$9,163	$4,896	$3,568	$106,265
Long-term debt	2,472,662	2,467,486	1,975,435	1,758,227	1,627,127

Total long-term debt	2,480,632	2,476,649	1,980,331	1,761,795	1,733,392
Shareholders’ equity	3,827,526	3,449,702	3,408,986	3,278,400	3,052,284

Total capitalization	$6,308,158	$5,926,351	$5,389,317	$5,040,195	$4,785,676

Ratio of long-term debt to capitalization	39.3%	41.8%	36.8%	35.0%	36.2%

Our financial results are impacted by accounting changes and the adoption of various accounting standards. See Note 2, “Accounting Changes,” to the Consolidated Financial Statements in Item 8 for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Highlights
     Weak economic conditions in the United States and Canada combined with lower consumer confidence contributed to a difficult business environment in fiscal 2010; however, this environment improved as the year progressed. Although these factors unfavorably impacted financial results in fiscal 2010, improving sales trends in the second half of the year and our attention to cost control throughout the year helped us achieve earnings growth in fiscal 2010. We also settled an outstanding tax matter with the Internal Revenue Service (IRS) in the first quarter of fiscal 2010 and recorded gains on corporate-owned life insurance (COLI) policies, both of which positively impacted net earnings and earnings per share. Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year ending July 3, 2010 for fiscal 2010 and 52-week years ending June 27, 2009 and June 28, 2008 for fiscal 2009 and 2008, respectively.
•	Sales increased 1.1% in fiscal 2010 from the comparable prior year period to $37.2 billion primarily due to the additional week included in fiscal 2010 and improving case volumes in the second half of the fiscal year. These were partially offset by deflation, change in sales mix and weak economic conditions and the resulting impact on consumer spending. Deflation, as measured by changes in our product costs, was an estimated 1.5% during fiscal 2010. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.9% and sales from acquisitions within the last 12 months favorably impacted sales by 0.5%.

•	Operating income increased to $2.0 billion, a 5.5% increase over the prior year, primarily driven by the additional week included in fiscal 2010 and a decrease in operating expenses. Operating expenses declined 0.6% primarily due to reduced fuel costs and a favorable comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values year-over-year. Partially offsetting these operating expense declines were increases in pay-related expenses and net company-sponsored pension costs.

•	Net earnings increased to $1.2 billion, an 11.7% increase over the comparable prior year period, primarily due to the factors discussed above including the additional week in fiscal 2010 and a decrease in the effective tax rate. The effective tax rate for fiscal 2010 was favorably impacted by the one-time reversal of a previously accrued liability related to the settlement with the IRS and the non-taxable gains recorded on COLI policies.

•	Basic and diluted earnings per share in fiscal 2010 were both $1.99, an increase of 12.4% from the comparable prior year period, primarily due to the factors discussed above including the additional week in fiscal 2010. Both basic and diluted earnings per share were favorably impacted by $0.09 per share in fiscal 2010 due to the one-time reversal of a previously accrued liability related to the settlement with the IRS and the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.07 per share negative impact to earnings per share in fiscal 2009 from the losses recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
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
     We consider our primary market to be the foodservice market in the United States and Canada and estimate that we served about 17% of this approximately $210 billion annual market. According to industry sources, the foodservice, or food-away-from-home, market represents approximately 47% of the total dollars spent on food purchases made at the consumer level in the United States. This share grew from about 37% in 1972 to nearly 50% in 1998 and did not change materially until 2009 when it declined to the current level of 47%.
     Industry sources estimate the total foodservice market in the United States experienced a real sales decline of approximately 5.9% in calendar year 2009 and 3.6% in calendar year 2008. Real sales declines do not include the impact of inflation or deflation.
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

Strategy
     We continue to invest in our core business to expand our market share and grow earnings. We will continue to use our strategies to leverage our market leadership position to continuously improve how we buy, handle and market products for our customers. These strategies include:
•	Sales growth: We intend to grow sales by gaining an increased share of products purchased by existing customers, development of new customers, improving customer retention, the use of fold-outs (new operating companies created in established markets previously served by other Sysco operating companies), investment in new technologies, the addition of more marketing associates and a disciplined acquisition program. Our business review program, which is designed to help our customers grow their business, and the size and expertise of our sales force are key factors in maintaining and growing sales. We continue to improve our pricing models to ensure our pricing is market relevant in order to grow sales.

•	Business Transformation Project: We are developing and implementing an integrated software system to support a majority of our business processes to further streamline our operations and reduce costs. These systems are commonly referred to as Enterprise Resource Planning (ERP) systems. ERP implementations are complex and time-consuming projects that involve substantial investments in system software and implementation activities over a multi-year timeframe. As is the case in most ERP implementations, we expect that the implementation of our ERP system will require transformation of business processes in order to realize the full benefits of the project. We view the technology as an important enabler of this project, however the larger outcome of this project will be from transformed processes that standardize portions of our operations. This will include the addition of a shared business service center to centrally manage certain back-office functions which are currently duplicated at each operating company location.

•	Productivity Gains: We continue to optimize warehouse and delivery activities across the corporation to achieve a more efficient delivery of products to our customers. In our distribution centers we are focused on improving the speed and accuracy of processing orders by utilizing state-of-the-art software and equipment. We continue to implement and enhance truck routing programs to minimize miles driven and fuel consumed while increasing cases delivered on each truck route.

•	Lowering Procurement Costs: We intend to lower our cost of goods sold by leveraging Sysco’s purchasing power and procurement expertise and capitalizing on an end-to-end view of our supply chain. Our National Supply Chain initiative is focused on inventory levels, inbound freight costs, product costs, operating costs, working capital requirements and future facility expansion needs at our operating companies while providing greater value to our suppliers and customers. A component of our National Supply Chain initiative is the use of redistribution centers (RDCs) which aggregate inventory demand to optimize the supply chain activities for certain products for all Sysco broadline operating companies in a geographic region. We currently have two RDCs located in Virginia and Florida and have made initial investments to build two additional RDCs. We are evaluating the most appropriate timing for the building of these RDCs, balancing both market conditions and the spending on our Business Transformation Project discussed below.
     Our primary focus is on growing and optimizing our core foodservice distribution business in North America; however, we will continue to explore and identify opportunities to expand the core business by growth in new international markets and in other areas of business that complement our core foodservice distribution business. As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses.
Business Transformation Project
     We have substantially completed the design and build phases of our Business Transformation Project and we are currently testing the underlying ERP system and processes. Implementation is anticipated to begin with the first operating company location in the first half of calendar 2011 and our shared business services center in fiscal 2011. Implementation is anticipated to occur across the majority of our Broadline and SYGMA operating companies by the end of fiscal 2013. Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the early stages of implementation, including fiscal 2011.
     We expect total cash outlay for the Business Transformation Project to be approximately $900 million. Approximately $246 million of cash outlay was incurred in fiscal 2010, of which approximately $172 million was capitalized. Approximately $260 million to $300 million of cash outlay is expected in fiscal 2011, of which approximately $160 million to $180 million will be capitalized.

Results of Operations
     The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2010
	(53 Weeks)	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of sales	80.9	80.9	80.8

Gross margin	19.1	19.1	19.2
Operating expenses	13.8	14.0	14.2

Operating income	5.3	5.1	5.0
Interest expense	0.3	0.3	0.3
Other income, net	0.0	(0.0)	(0.1)

Earnings before income taxes	5.0	4.8	4.8
Income taxes	1.8	1.9	1.8

Net earnings	3.2%	2.9%	3.0%

     The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the prior year:

	2010
	(53 Weeks)	2009
Sales	1.1%	(1.8)%
Cost of sales	1.1	(1.7)

Gross margin	1.0	(2.2)
Operating expenses	(0.6)	(2.8)

Operating income	5.5	(0.4)
Interest expense	7.9	4.3
Other income, net	(105.4)	(34.8)

Earnings before income taxes	4.4	(1.1)
Income taxes	(6.3)	4.3

Net earnings	11.7%	(4.5)%

Basic earnings per share	12.4%	(3.3)%
Diluted earnings per share	12.4	(2.2)

Average shares outstanding	(0.5)	(1.8)
Diluted shares outstanding	(0.4)	(2.4)
Impact of 53-week fiscal year
     Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year ending July 3, 2010 for fiscal 2010 and 52-week years ending June 27, 2009 and June 28, 2008 for fiscal 2009 and 2008, respectively. Because the fourth quarter of fiscal 2010 contained an additional week as compared to fiscal 2009, our Results of Operations for fiscal 2010 are not directly comparable to the prior year. Management believes that adjusting the fiscal 2010 Results of Operations for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. As a result, the Results of Operations discussion for fiscal 2010 presented below in certain instances discusses operating items that have been adjusted by one-fourteenth of the total metric for the fourth quarter, except as otherwise noted with respect to adjusted diluted earnings per share. Failure to make these adjustments would cause the year-over-year changes in certain metrics such as sales, operating income, net earnings and diluted earnings per share to be overstated, whereas in certain cases, a metric may actually have declined on a more comparable year-over-year basis. Our Results of Operations discussion includes reconciliations of the actual results for fiscal 2010 to the adjusted results for fiscal 2010 based on a 52-week fiscal year.

Sales
     Sales for fiscal 2010 were 1.1% higher in fiscal 2010 than fiscal 2009, however the additional week contributed approximately 2.0% to the overall sales growth rate for fiscal 2010. Set forth below is a reconciliation of actual sales growth to adjusted sales growth/decline for the periods presented (see further discussion at “Impact of 53-week fiscal year” above):

	2010
	(53 Weeks)	2009
Sales for the 53/52 week periods	$37,243,495	$36,853,330
Estimated sales for the additional week	739,177	—

Adjusted Sales	$36,504,318	$36,853,330

Actual percentage increase	1.1%
Adjusted percentage decrease	(0.9)%
     In addition to the extra week in fiscal 2010, improving case volumes increased sales. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.9% compared to fiscal 2009. Sales from acquisitions within the last 12 months favorably impacted sales by 0.5% for fiscal 2010. Product cost deflation and the resulting decrease in selling prices had a significant impact on sales levels in fiscal 2010. Estimated changes in product costs, an internal measure of deflation or inflation, were estimated as deflation of 1.5% during fiscal 2010. A change in customer sales mix as compared to fiscal 2009 also negatively impacted fiscal 2010 sales. Case volumes increased at a greater rate within our contract based customer group which generally receives lower pricing for higher volume.
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
     Our sequential quarterly sales trend demonstrated a decline throughout most of fiscal 2008, all of fiscal 2009 and into the second quarter of fiscal 2010, ranging from a positive 8.5% in the first quarter of fiscal 2008 to a negative 8.1% in the first quarter of fiscal 2010. Our sales trend turned positive in the third quarter of fiscal 2010 to 2.4% as compared to the third quarter of fiscal 2009, a result largely driven by improving case volumes and favorable foreign exchange rates. This positive trend continued in the fourth quarter of fiscal 2010. We experienced estimated product cost inflation during the four quarters of fiscal 2009 ranging from 0.5% to 8.3%. During fiscal 2010, we experienced estimated product cost deflation of approximately 1.5%. During the four quarters of fiscal 2010, we experienced product cost deflation in the first three quarters of the fiscal year as high as 3.5% and product cost inflation in the fourth quarter of the fiscal year of 2.2%. We believe the weak economic conditions experienced in fiscal 2009 and much of fiscal 2010, which placed pressure on consumer disposable income, are constricting growth in the foodservice market and, in turn, have contributed to reduced sales growth rates. While economic conditions are showing signs of improvement, we believe consumer disposable income will remain under pressure, which could continue to affect sales.
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
Operating Income
     Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross margins; fuel costs are reflected within operating expenses.
     Operating income increased 5.5% in fiscal 2010 from fiscal 2009 to $2.0 billion, and as a percentage of sales, increased to 5.3% of sales. This increase in operating income was primarily driven by the additional week included in fiscal 2010 and a decrease in operating expenses. Gross margin dollars increased 1.0% in fiscal 2010 as compared to fiscal 2009, while operating expenses decreased 0.6% in fiscal 2010. Set forth below is a reconciliation of actual operating income to adjusted operating income for the periods presented (see further discussion at “Impact of 53-week fiscal year” above):

	2010
	(53 Weeks)	2009
Operating income for the 53/52 week periods	$1,975,868	$1,872,211
Estimated operating income for the additional week	41,720	—

Adjusted operating income	$1,934,148	$1,872,211

Actual percentage increase	5.5%
Adjusted percentage increase	3.3%
     Operating income decreased 0.4% in fiscal 2009 from fiscal 2008 to $1.9 billion, or 5.1% of sales. Operating income declined primarily due to a decline in sales, partially offset by a decline in operating expenses. Gross margin dollars decreased 2.2% in fiscal 2009 as compared to fiscal 2008, and operating expenses decreased 2.8% in fiscal 2009.
     Gross margin dollars increased in fiscal 2010 as compared to fiscal 2009 primarily due to the additional week included in fiscal 2010. In addition, gross margins reflected product cost deflation in fiscal 2010 as compared to product cost inflation in fiscal 2009. We may be negatively impacted by prolonged periods of product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Gross margin dollars for fiscal 2010 were also impacted by lower fuel surcharges. Fuel surcharges were approximately $18.5 million lower in fiscal 2010 than fiscal 2009. Assuming that fuel prices do not significantly rise above recent levels during fiscal 2011, we do not expect fuel surcharges to change significantly in fiscal 2011 as compared to fiscal 2010.
     Gross margin dollars for fiscal 2009 and fiscal 2008 were impacted by product cost inflation. Beginning in the fourth quarter of fiscal 2007, Sysco began experiencing high levels of product cost increases in numerous product categories. These increases persisted throughout fiscal 2008 at levels approximating 6.0% and rose even higher to 7.6% in the first 26 weeks of fiscal 2009. The level of product cost increases began moderating during the third quarter of fiscal 2009 and was 0.5% in the fourth quarter of fiscal 2009. Generally, Sysco attempts to pass increased costs to its customers; however, because of contractual and competitive reasons, we are not able to pass along all of the product cost increases immediately. Prolonged periods of high inflation, such as those experienced in fiscal 2009 and fiscal 2008, have a negative impact on our customers, as high food costs and fuel costs can reduce consumer spending in the food-away-from home market. As a result, these factors may negatively impact our sales, gross margins and earnings. Fuel surcharges were approximately $5.0 million higher in fiscal 2009 over fiscal 2008. Usage of these surcharges was greater in the second half of fiscal 2008 and the first half of fiscal 2009, due to sustained, increased market diesel prices during that period.
     Operating expenses for fiscal 2010 were lower than in fiscal 2009 primarily due to reduced fuel costs and a favorable comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values in both periods. Partially offsetting these operating expense declines were increases in pay-related expenses, net company-sponsored pension costs and approximately $99.8 million of expense associated with the additional week included in fiscal 2010.
     Operating expenses for fiscal 2009 were lower than in fiscal 2008 primarily due to operating efficiencies and lower payroll expense related to reduced headcount and lower incentive compensation. The positive impact of these expense reductions was partially offset by the combined effect of increased losses on the adjustment of the carrying value of corporate-owned life insurance policies to their cash surrender values and an increase in the provision for losses on receivables. In addition, our fuel costs increased during fiscal 2009 compared to fiscal 2008.
     Sysco’s fuel costs decreased by $71.8 million in fiscal 2010 over fiscal 2009 primarily due to decreased contracted diesel prices. Our fuel costs increased by $33.2 million in fiscal 2009 over fiscal 2008 primarily due to increased contracted diesel prices. Sysco’s costs per gallon decreased 26.1% in fiscal 2010 over fiscal 2009 compared to an increase of 18.6% in fiscal 2009 over fiscal 2008. Sysco’s activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.
     We periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. In fiscal 2010, the forward purchase commitments resulted in an estimated $1.5 million of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes for a portion of the fiscal year. In fiscal 2009, the forward purchase commitments resulted in an estimated $68.0 million of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes. In fiscal 2008, the forward purchase commitments resulted in an estimated $21.0 million of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.

     As of July 3, 2010, we had forward diesel fuel commitments totaling approximately $93 million through September 2011. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices slightly lower than the current market price for diesel. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2011, fuel costs exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $10 million to $20 million as compared to fiscal 2010. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2011 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.
     We adjust the carrying values of our corporate-owned life insurance policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are largely based on the values of underlying investments, which include publicly traded securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $21.6 million in fiscal 2010, compared to losses for these policies of $43.8 million in fiscal 2009 and $8.7 million in fiscal 2008. The performance of the financial markets will continue to influence the cash surrender values of our corporate-owned life insurance policies, which could cause volatility in operating income, net earnings and earnings per share.
     The provision for losses on receivables included within operating expenses decreased by $39.7 million in fiscal 2010 from fiscal 2009 and increased by $42.5 million in fiscal 2009 over fiscal 2008. The decrease in our provision for losses on receivables in fiscal 2010 reflects fewer customer accounts exceeding our threshold for write-off in fiscal 2010 as compared to fiscal 2009. In fiscal 2009, the economic conditions and related decrease in consumer demand combined with tightening credit markets impacted the liquidity of some of our customers, resulting in an increase in delinquent payments on accounts receivable. The increase in our provision for losses on receivables in fiscal 2009 was related to customer accounts across our customer base without concentration in any specific location. Customer accounts written off, net of recoveries, were $34.3 million, or 0.10% of sales, $71.9 million, or 0.20% of sales, and $32.4 million, or 0.09% of sales, for fiscal 2010, 2009 and 2008, respectively. Our provision for losses on receivables will fluctuate with general market conditions, as well as the circumstances of our customers.
     Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $43.9 million in fiscal 2010 from fiscal 2009 and decreased by $199.2 million in fiscal 2009 from fiscal 2008. The fiscal 2010 increase was primarily due to increased provisions for management incentive accruals and cost associated with the additional week included in fiscal 2010. Partially offsetting these increases were lower pay-related expenses due to reduced headcount. The fiscal 2009 decline was due to a combination of reduced headcount and lower incentive compensation. The criteria for paying annual bonuses to our corporate officers and certain portions of operating company management bonuses are tied to overall company performance. In fiscal 2010, the overall company performance criteria for payment of such bonuses was met; therefore, the provision for current management incentive bonuses was higher in fiscal 2010 than in fiscal 2009 when the company assessed it did not meet the criteria for paying certain annual bonuses. In fiscal 2009, the overall company performance criteria for payment of such bonuses were not met; therefore, corporate executive officers did not receive bonuses for fiscal 2009 and operating company management bonuses were at lower levels for fiscal 2009 as compared to fiscal 2008. Headcount declines occurred due to both productivity improvements and workforce reductions commensurate with lower sales. Headcount was 2.2% lower at the end of fiscal 2010 as compared to fiscal 2009 and 5.8% lower at the end of fiscal 2009 as compared to fiscal 2008.
     Net company-sponsored pension costs in fiscal 2010 were $37.4 million higher than in fiscal 2009. Net company-sponsored pension costs were $22.9 million higher in fiscal 2009 than in fiscal 2008. The increase in fiscal 2010 was due primarily to lower returns on assets of Sysco’s company-sponsored qualified pension plan (Retirement Plan) during fiscal 2009, partially offset by an increase in the discount rates used to calculate our projected benefit obligation and related pension expense for fiscal 2010. The increase in fiscal 2009 was due primarily to lower returns on assets of Sysco’s Retirement Plan during fiscal 2008 and the merging of participants from a multi-employer pension plan to the Retirement Plan, partially offset by a decrease in expense due to an increase in the discount rates used to calculate the plan’s liabilities and amendments to our Supplemental Executive Retirement Plan (SERP). Net company-sponsored pension costs in fiscal 2011 are expected to increase by approximately $60.3 million over fiscal 2010 due primarily to a decrease in discount rates used to calculate our projected benefit obligation and related pension expense, partially offset by reduced amortization of expense from actuarial gains from higher returns on assets of Sysco’s Retirement Plan during fiscal 2010.
     Expenses related to our Business Transformation Project, inclusive of pay-related expense, increased by $41.6 million in fiscal 2010 from fiscal 2009. Our Business Transformation Project began in January 2009; therefore, fiscal 2009 only included six months of activity. Sysco redeployed employees to work on the Business Transformation Project and did not backfill all of these positions; therefore, not all expenses related to this project are incremental from operating expenses incurred by Sysco in the applicable periods in the prior fiscal year. Additionally, certain labor costs, which would have been expensed absent this project, are being capitalized as software costs as a result of this project. We believe the increase in total expense, including all pay-related expenses, related to the Business Transformation Project in fiscal 2011 as compared to fiscal 2010 will be approximately $25 million to $45 million.
     We recorded provisions related to multi-employer pension plans of $2.9 million in fiscal 2010, $9.6 million in fiscal 2009 and $22.3 million in fiscal 2008. See additional discussion of multi-employer pension plans at “Liquidity and Capital Resources, Other Considerations, Multi-Employer Pension Plans.”
     Share-based compensation expense decreased $24.6 million in fiscal 2009 from fiscal 2008. Contributing to the decrease in fiscal 2009 was reduction in the level of option grants being awarded compared to previous years, resulting in reduced compensation expenses being recognized. Also affecting the decrease in fiscal 2009 was the removal of the previous stock award component from the Management Incentive Plan annual bonus awards beginning with fiscal 2009. As a result, the share-based compensation expense related to the stock award component of the incentive bonuses recorded in previous years was not incurred in fiscal 2009, and overall share-based compensation expense was reduced as compared to fiscal 2008.
Net Earnings
     Net earnings increased 11.7% in fiscal 2010 from fiscal 2009 due primarily to the impact of changes in income taxes discussed below, as well as the factors discussed above including the additional week in fiscal 2010. Set forth below is a reconciliation of actual net earnings to adjusted net earnings for the periods presented (see further discussion at “Impact of 53-week fiscal year” above):

	2010
	(53 Weeks)	2009
Net earnings for the 53/52 week periods	$1,179,983	$1,055,948
Estimated net earnings for the additional week	24,127	—

Adjusted net earnings	$1,155,856	$1,055,948

Actual percentage increase	11.7%
Adjusted percentage increase	9.5%
     Net earnings declined 4.5% in fiscal 2009 from fiscal 2008 due primarily to the impact of changes in income taxes discussed below, as well as the factors discussed above.
     The effective tax rate was 36.20% in fiscal 2010, 40.37% in fiscal 2009 and 38.25% in fiscal 2008.
     The effective tax rate of 36.20% for fiscal 2010 was favorably impacted by two items. First, we recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of a previously accrued liability related to the settlement with the IRS (See “Liquidity and Capital Resources, Other Considerations, BSCC Cooperative Structure” for additional discussion). Second, the gain of $21.6 million, which had a tax impact of $8.3 million, recorded to adjust the carrying value of COLI policies to their cash surrender values in fiscal 2010, was non-taxable for income tax purposes and had the impact of decreasing the effective tax rate in the period.
     The effective tax rate of 40.37% for fiscal 2009 was negatively impacted primarily by two factors. First, we recorded tax adjustments related to federal and state uncertain tax positions of $31.0 million. Second, the loss of $43.8 million, which had a tax impact of $16.8 million, recorded to adjust the carrying value of COLI policies to their cash surrender values was non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period. The effective tax rate for fiscal 2009 was favorably impacted by the reversal of valuation allowances of $7.8 million previously recorded on Canadian net operating loss deferred tax assets.
     The effective tax rate of 38.25% for fiscal 2008 was favorably impacted by tax benefits of approximately $7.7 million resulting from the recognition of a net operating loss deferred tax asset which arose due to a state tax law change, $8.6 million related to the reversal of valuation allowances previously recorded on Canadian net operating loss deferred tax assets and $5.5 million related to the reduction in net Canadian deferred tax liabilities due to a federal tax rate reduction. The effective tax rate for fiscal 2008 was unfavorably impacted by the recording of tax and interest related to uncertain tax positions, share-based compensation expense and the recognition of losses of $8.7 million, which had an unfavorable tax impact of $3.3 million, recorded to adjust the carrying value of COLI policies to their cash surrender values.

Earnings Per Share
     Both basic earnings per share and diluted earnings per share increased 12.4% in fiscal 2010 from the prior year. Basic earnings per share and diluted earnings per share decreased 3.3% and 2.2%, respectively, in fiscal 2009 over the prior year. These changes were primarily the result of factors discussed above including the additional week in fiscal 2010, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding was primarily due to share repurchases. The net reduction in diluted shares outstanding was primarily due to share repurchases and an increase in the number of anti-dilutive options excluded from the diluted shares calculation.
     Both basic and diluted earnings per share were favorably impacted by $0.09 per share in fiscal 2010 due to the one-time reversal of interest accruals for the tax contingency related to the IRS settlement and the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.07 per share negative impact to earnings per share in fiscal 2009 from the losses recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
     Set forth below is a reconciliation of actual diluted earnings per share to adjusted diluted earnings per share for the periods presented (see further discussion at “Impact of 53-week fiscal year” above):

	2010
	(53 Weeks)	2009
Calculation of diluted earnings per share impact for 53rd week:
Estimated net earnings for the additional week	$24,127
Diluted shares outstanding	593,590,042

Estimated diluted earnings per share for the additional week	$0.04

Diluted earnings per share for the 53/52 week periods	$1.99	$1.77
Estimated diluted earnings per share for the additional week	0.04	—

Adjusted diluted earnings per share	$1.95	$1.77

Actual percentage increase	12.4%
Adjusted percentage increase	10.2%
     As compared to fiscal 2010, increased net company-sponsored pension costs and additional expense from our Business Transformation Project will negatively impact both basic earnings per share and diluted earnings per share in fiscal 2011.
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

     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 19, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	Operating Income as a
	Percentage of Sales
	2010
	(53 Weeks)	2009	2008
Broadline	7.0%	6.7%	6.5%
SYGMA	1.0	0.6	0.2
Other	3.9	3.1	3.8
     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase over the prior year and should be read in conjunction with Note 19, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	2010
	(53 Weeks)		2009
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	1.7%	5.9%	(2.0)%	1.5%
SYGMA	1.1	56.7 (1)	5.8	265.5 (1)
Other	(2.6)	20.8	(9.7)	(25.8)

(1)	SYGMA had operating income of $47.3 million in fiscal 2010, $30.2 million in fiscal 2009 and $8.3 million in fiscal 2008.
     The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of this statistical table, operating income of our segments excludes corporate expenses of $269.6 million in fiscal 2010, $219.3 million in fiscal 2009 and $196.7 million in fiscal 2008 that are not charged to our segments. This information should be read in conjunction with Note 19, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	2010
	(53 Weeks)		2009		2008
		Segment		Segment		Segment
		Operating		Operating		Operating
	Sales	Income	Sales	Income	Sales	Income
Broadline	79.9%	92.4%	79.4%	93.7%	79.5%	93.0%
SYGMA	13.1	2.1	13.1	1.4	12.2	0.4
Other	8.5	5.5	8.8	4.9	9.6	6.6
Intersegment sales	(1.5)	—	(1.3)	—	(1.3)	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Included in corporate expenses, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;

•	Share-based compensation expense;

•	Expenses related to the company’s Business Transformation Project; and

•	Corporate-level depreciation and amortization expense.
Broadline Segment
     The Broadline reportable segment consists of the aggregated results of the United States, Canadian and European Broadline segments. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to customers. Broadline operations have significantly higher operating margins than the rest of Sysco’s operations. In fiscal 2010, the Broadline operating results represented approximately 80% of Sysco’s overall sales and 92% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.

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
Sales
     Sales for fiscal 2010 were 1.7% greater than fiscal 2009. Case volume improvement caused an increase in sales in fiscal 2010 as compared to fiscal 2009. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 1.0% compared to fiscal 2009. Non-comparable acquisitions contributed 0.6% to the overall sales comparison for fiscal 2010. Product cost deflation, which led to decreases in selling prices, and a change in customer sales mix partially offset case volume improvement in fiscal 2010. The additional week also contributed to the sales growth in fiscal 2010.
     Sales for fiscal 2009 were 2.0% less than fiscal 2008. Case volume declines attributable to the impact of the negative business environment caused a decline in sales in fiscal 2009 as compared to fiscal 2008. The changes in the exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.5% compared to fiscal 2008. Non-comparable acquisitions contributed 0.2% to the overall sales comparison for fiscal 2009. Product cost inflation, which led to increases in selling prices, partially offset case volume declines in fiscal 2009.
Operating Income
     The increase in operating income in fiscal 2010 over fiscal 2009 was primarily due to effective management of operations in the current economic environment by decreasing expenses as compared to the comparable prior year periods. Operating expenses decreased 1.4% in fiscal 2010 as compared to fiscal 2009. The additional week in fiscal 2010 contributed to the gross margin increase, partially offset by a decrease of approximately $37.4 million in the fuel surcharges charged to customers in fiscal 2010 as compared to fiscal 2009 due to less usage of these surcharges in fiscal 2010. Expense performance for fiscal 2010 was primarily due to reduced fuel cost and lower provision for losses on receivables and operating efficiencies, such as reduced pay—related expense due to reduced headcount. Fuel costs were $50.6 million lower in fiscal 2010 than in the prior year. Partially offsetting these expense declines were increases in expenses related to the additional week in fiscal 2010.
     The increase in operating income in fiscal 2009 over fiscal 2008 was primarily due to effective management of operations in the weak economic environment. Effective management was also evidenced by margins declining at a lower rate than our sales decline and by decreasing expenses as compared to the comparable prior year periods. Gross margin dollars decreased 1.7% while operating expenses decreased 3.2% in fiscal 2009 as compared to fiscal 2008. Offsetting the gross margin decline was an increase in fuel surcharges of $9.0 million as a result of increased usage of fuel surcharges in the first half of fiscal 2009 due to sustained increased market diesel prices. Expense performance for fiscal 2009 was aided by lower payroll-related expenses related to reduced headcount and lower incentive compensation and operating efficiencies, partially offset by an increase in the provision for losses on receivables and increased fuel cost. Fuel costs were $28.8 million higher in fiscal 2009 over fiscal 2008.
     We attempt to mitigate fuel costs by reducing miles driven, improving fleet consumption by adjusting idling time and maximum speeds and using fuel surcharges. Assuming that fuel prices do not significantly rise above recent levels during fiscal 2011, we expect fuel costs for our Broadline segment to increase by approximately $7 million to $14 million as compared to fiscal 2010 and we do not expect fuel surcharges to change significantly in fiscal 2011 as compared to fiscal 2010.
     We recorded provisions related to multi-employer pension plans of $2.9 million in fiscal 2010, $9.6 million in fiscal 2009 and $22.3 million in fiscal 2008.
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
Sales
     Sales were 1.1% greater in fiscal 2010 than fiscal 2009 and 5.8% greater in fiscal 2009 than in fiscal 2008. The additional week contributed to the sales growth in fiscal 2010. Case volume improvement caused an increase in sales in fiscal 2010 as compared to fiscal 2009. This case growth was largely attributable to new customers added largely in the latter part of the fiscal year and the additional week in fiscal 2010. Partially offsetting these case volume improvements was a decline in volume from existing customers due to the weak economic environment which applied continued pressure to consumer discretionary spending and negatively impacted overall restaurant traffic counts. Product cost deflation, which led to decreases in selling prices also impacted fiscal 2010 sales growth. In fiscal 2009, sales growth was primarily due to significant contracts with new customers and product cost increases, which led to increases in selling prices. These increases were partially offset by lost sales due to the elimination of unprofitable business and lower case volumes due to difficult economic conditions impacting SYGMA’s existing customer base.
     One chain restaurant customer (Wendy’s/Arby’s Group, Inc.) accounted for approximately 33% of the SYGMA segment sales for the fiscal year ended July 3, 2010. SYGMA maintains multiple regional contracts with varied expiration dates with this customer. While the loss of this customer would have a material adverse effect on SYGMA, we do not believe that the loss of this customer would have a material adverse effect on Sysco as a whole.
Operating Income
     Operating income increased by $17.1 million in fiscal 2010 as compared to fiscal 2009. Gross margin dollars increased 0.7% while operating expenses decreased 3.7% in fiscal 2010 as compared to fiscal 2009. The additional week in fiscal 2010 contributed to the gross margin increase, partially offset by a decrease of approximately $11.4 million in the fuel surcharges charged to customers in fiscal 2010 compared to fiscal 2009 due to lower fuel prices in fiscal 2010. Expense reductions were accomplished by operational efficiencies in both delivery and warehouse areas, as well as lower payroll expense related to headcount reductions. Also contributing to the decrease in operating expenses was a decrease of $10.1 million in fuel costs in fiscal 2010 from the prior year due to lower fuel prices.
     Operating income increased by $21.9 million in fiscal 2009 as compared to fiscal 2008. Gross margin dollars increased 0.4% while operating expenses decreased 5.1% in fiscal 2009 as compared to fiscal 2008. Offsetting the gross margin increase, was a decrease of approximately $5.0 million in the fuel surcharges charged to customers in fiscal 2009 compared to fiscal 2008. Expense reductions were accomplished by operational efficiencies in both delivery and warehouse areas, as well as lower payroll expense related to headcount reductions. Offsetting these expense declines were increased fuel costs of $2.0 million in fiscal 2009 over fiscal 2008.
     Assuming that fuel prices do not significantly rise above recent levels during fiscal 2011, we expect fuel costs and fuel surcharges for our SYGMA segment to increase as compared to fiscal 2010.
Other Segment
     “Other” financial information is attributable to our other operating segments, including our specialty produce, custom-cut meat and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.
     On an aggregate basis, our “Other” segment has had a lower operating income as a percentage of sales than Sysco’s Broadline segment. Sysco has acquired the operating companies within these segments in relatively recent years. These operations generally operate in a niche within the foodservice industry. These operations are also generally smaller in sales and scope than an average Broadline operation and each of these segments is considerably smaller in sales and overall scope than the Broadline segment. In fiscal 2010, in the aggregate, the “Other” segment represented approximately 8.5% of Sysco’s overall sales and 5.5% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.
     Operating income increased 20.8% for fiscal 2010 from fiscal 2009. The increase in operating income was caused primarily by increased sales in our specialty produce segment and increased operating income in all segments due to favorable expense management. The additional week in fiscal 2010 also contributed to the increase in operating income.
     Operating income decreased 25.8% for fiscal 2009 from fiscal 2008. The decrease in operating income was caused primarily by reduced sales in all segments attributable to the deteriorating economic environment.
Liquidity and Capital Resources
     Sysco’s strategic objectives require continuing investment, and our resources include cash provided by operations and access to capital from financial markets. Our operations historically have produced significant cash flow. Cash generated from operations is generally allocated to working capital requirements; investments in facilities, systems, fleet, other equipment and technology; acquisitions compatible with our overall growth strategy; and cash dividends. Any remaining cash generated from operations may be invested in high-quality, short-term instruments or applied toward the cost of the share repurchase program. As a part of our on-going strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure. These transactions may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability.
     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets in the future, including issuances of debt securities under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond, while maintaining sufficient liquidity for normal operating purposes. We have continued to maintain the highest credit rating available for U.S. commercial paper. We believe that we will continue to be able to access the commercial paper market effectively as well as the long-term capital markets, if necessary.
Operating Activities
     We generated $0.9 billion in cash flow from operations in fiscal 2010, $1.6 billion in fiscal 2009 and $1.6 billion in fiscal 2008. The decrease of $691.3 million between fiscal 2010 and fiscal 2009 was driven largely by $528.0 million of payments related to the IRS settlement and $140.0 million of pension contributions made in advance for fiscal 2011. Additionally, several less significant items had offsetting impacts when comparing the cash flow from operations between fiscal 2010 and fiscal 2009. As described under “Other Considerations, BSCC Cooperative Structure,” we will continue to make payments under the IRS settlement in fiscal 2011 and fiscal 2012, in the amount of $212 million per year. If equivalent levels of net earnings are achieved in fiscal 2011, we expect cash flows from operations to increase in fiscal 2011 as compared to fiscal 2010.
     Cash flow from operations in fiscal 2010 was primarily due to net income and non-cash depreciation and amortization expense, offset by decreases in accrued income taxes and other long-term liabilities and prepaid pension cost, net, increases in accounts receivable and inventory balances and changes in deferred tax assets and liabilities. Cash flow from operations in fiscal 2009 was primarily due to net income, non-cash depreciation and amortization expense, an increase in accrued income taxes, and increases in accounts receivable and inventory balances. The increases in fiscal 2009 were partially offset by decreases in accounts payable balances and accrued expenses. Cash flow from operations in fiscal 2008 was primarily due to net income, changes in deferred tax assets and liabilities and non-cash depreciation and amortization expense. The increases in fiscal 2008 were reduced by decreases in accrued income taxes and increases in accounts receivable and inventory balances.
     The increase in accounts receivable and inventory balances in fiscal 2010 was primarily due to sales growth. The decrease in accounts receivable and inventory balances in fiscal 2009 was primarily due to the sales decline. The increase in accounts receivable and inventory balances in fiscal 2008 was primarily due to sales growth. The increase in accounts payable balances in fiscal 2010 was primarily from the growth in inventory resulting from sales growth. The decrease in accounts payable balances in fiscal 2009 was primarily from inventory decreases resulting from the sales decline. The increase in accounts payable balances in fiscal 2008 was primarily due to inventory increases resulting from sales growth. Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.
     Cash flow from operations was favorably impacted by an increase in accrued expenses of $58.0 million during fiscal 2010. Cash flow from operations was negatively impacted by decreases in accrued expenses of $120.3 million during fiscal 2009 and $22.7 million during fiscal 2008. The increase in accrued expenses during fiscal 2010 was primarily due to increases in incentive compensation accruals resulting from improved operating performance in fiscal 2010. The remainder of the increase was driven by multiple changes in various other accruals, of which no item was individually significant. The decrease in accrued expenses during fiscal 2009 was primarily due to the payment of prior year annual incentive bonuses, offset by lower accruals for current year incentive bonuses. The decrease in accrued expenses during fiscal 2008 was primarily due to the reversal of a product liability claim which is further explained below. This decrease was partially offset by increased accrued interest due to fixed-rate debt issued in fiscal 2008 and an increase to a provision related to a multi-employer pension plan. See additional discussion of multi-employer pension plans at “Other Considerations, Multi-Employer Pension Plans”.
     In fiscal 2007, we recorded a liability for a product liability claim of $50.3 million within accrued expenses and a corresponding insurance receivable of $48.3 million within prepaid expenses and other current assets. In fiscal 2008, these amounts were reversed as our insurance carrier and other parties paid the full amount of the judgment.
     Cash flow from operations for fiscal 2010 was negatively impacted by changes in deferred tax assets and liabilities of $121.9 million and a decrease in accrued income taxes of $296.5 million. The main factor affecting both of these items, as well as cash taxes paid, was the IRS settlement (discussed below in “Other Considerations, BSCC Cooperative Structure”), which resulted in the payment of taxes of $528.0 million in fiscal 2010 for the settlement agreement as well as higher estimated tax payments for ongoing operations in fiscal 2010. Offsetting the negative impact described above, the change in deferred tax assets and liabilities was impacted by the contribution of an additional $140.0 million to our company-sponsored qualified pension plan in fiscal 2010 for contributions that would normally have been made in fiscal 2011. Cash flow from operations for fiscal 2009 was positively impacted by an increase in accrued income taxes of $325.5 million, partially offset by changes in deferred tax assets and liabilities of $294.2 million. Cash flow from operations for fiscal 2008 was positively impacted by changes in deferred tax assets and liabilities of $643.5 million, partially offset by a decrease in accrued income taxes of $509.8 million. Total cash taxes paid were $1,142.0 million, $735.8 million and $530.2 million in fiscal 2010, 2009 and 2008, respectively.
     Other long-term liabilities and prepaid pension cost, net, decreased $271.7 million during fiscal 2010, decreased $48.4 million during fiscal 2009 and increased $13.5 million during fiscal 2008. The decrease in fiscal 2010 is primarily attributable to three items. First, pension contributions to our company-sponsored plans exceeded net company-sponsored pension costs. Second, our liability for deferred incentive compensation decreased due to accelerated distributions taken by plan participants of all or a portion of their vested balances pursuant to certain transitional relief under the provisions of Section 409A of the Internal Revenue Code and other regular distributions. Third, our liability for uncertain tax positions decreased as a result of the settlement with the IRS, as well as a reclass to accrued income taxes for amounts expected to be paid in fiscal 2011. The decrease in fiscal 2009 is primarily attributable to a decrease in our liability for uncertain tax benefits related to our settlement with the IRS. See additional discussion of an IRS settlement at “Other Considerations, BSCC Cooperative Structure.” The decrease was partially offset by a combination of the recording of net company-sponsored pension costs and incentive compensation deferrals. The increase for fiscal 2008 was primarily attributable to a combination of the recording of net company-sponsored pension costs, incentive compensation deferrals and a net increase to our liability for uncertain tax positions, partially offset by pension contributions to our company-sponsored plans. We recorded net company-sponsored pension costs of $126.1 million, $88.7 million and $65.8 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Our contributions to our company-sponsored defined benefit plans were $297.9 million, $95.8 million and $92.7 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We contributed $140.0 million to our company-sponsored qualified pension plan in fiscal 2010 for contributions that would normally have been made in fiscal 2011. Additional contributions to our company-sponsored qualified pension plan are not currently anticipated in fiscal 2011.
Investing Activities
     Fiscal 2010 capital expenditures included:
•	investments in technology including our Business Transformation Project;

•	fleet replacements;

•	replacement or significant expansion of facilities in Vancouver, British Columbia, Canada; Winnipeg, Manitoba, Canada; Billings, Montana; Plainfield, New Jersey; Philadelphia, Pennsylvania and Houston, Texas; and

•	the purchase of a facility for our future shared services operations in connection with our Business Transformation Project.
     Fiscal 2009 capital expenditures included:
•	construction of a fold-out facility in Longview, Texas;

•	replacement or significant expansion of facilities in Victoria, British Columbia, Canada; Chicago, Illinois; Pittsburgh, Pennsylvania and Houston, Texas;

•	land purchases for future fold-out facilities; and

•	investments in technology for our Business Transformation Project.
     Fiscal 2008 capital expenditures included:
•	construction of fold-out facilities in Knoxville, Tennessee and Longview, Texas;

•	replacement or significant expansion of facilities in Atlanta, Georgia; Chicago, Illinois; Peterborough, Ontario, Canada and Houston, Texas;

•	completion of the Southeast RDC in Alachua, Florida; and

•	completion of work on the corporate headquarters expansion.
     We expect total capital expenditures in fiscal 2011 to be in the range of $700.0 million to $750.0 million. Fiscal 2011 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology including our Business Transformation Project.
     During fiscal 2010, in the aggregate, the company paid cash of $29.3 million for operations acquired during fiscal 2010 and for contingent consideration related to operations acquired in previous fiscal years. During fiscal 2010, we acquired for cash a broadline foodservice operation in Syracuse, New York, a produce distributor in Atlanta, Georgia and a seafood distributor in Edmonton, Alberta, Canada.
     During fiscal 2009, in the aggregate the company paid cash of $218.1 million for operations acquired during fiscal 2009 and for contingent consideration related to operations acquired in previous fiscal years. During fiscal 2009, we acquired for cash broadline foodservice operations in Ireland, Los Angeles, California and Boston, Massachusetts, as well as a produce distributor in Toronto, Ontario, Canada.

     During fiscal 2008, in the aggregate, the company paid cash of $55.3 million for operations acquired during fiscal 2008 and for contingent consideration related to operations acquired in previous fiscal years. During fiscal 2008, we acquired for cash produce distributors in Jacksonville, Florida, and Miami, Florida, a specialty meat company in Vancouver, British Columbia, Canada and a lodging industry supply company in Hong Kong.
Financing Activities
Equity
     We traditionally have engaged in Board-approved share repurchase programs. The number of shares acquired and their cost during the past three fiscal years were 6,000,000 shares for $179.2 million in fiscal 2010, 16,951,200 shares for $438.8 million in fiscal 2009 and 16,769,900 shares for $529.2 million in fiscal 2008. An additional 1,230,427 shares were repurchased at a cost of $37.1 million through August 18, 2010, resulting in a remaining authorization by our Board of Directors to repurchase up to 2,156,173 shares, based on the trades made through that date. On August 27, 2010, the Board of Directors approved a new share repurchase program covering an additional 20,000,000 shares. Our current share repurchase strategy is to purchase enough shares to keep our diluted average shares outstanding relatively constant. Based on forecasted share exercises pursuant to our option plans, we expect to repurchase more shares in fiscal 2011 than in fiscal 2010.
     Dividends paid were $579.8 million, or $0.98 per share, in fiscal 2010, $548.2 million, or $0.92 per share, in fiscal 2009 and $497.5 million, or $0.82 per share, in fiscal 2008. In May 2010, we declared our regular quarterly dividend for the first quarter of fiscal 2011 of $0.25 per share, which was paid in July 2010.
     In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 18, 2010, 29,477,835 shares remained available for issuance under this registration statement.
Short-term Borrowings
     We have uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $88.0 million, of which none was outstanding as of July 3, 2010 or August 18, 2010.
     Our Irish subsidiary, Pallas Foods Limited, has a €10.0 million (Euro) committed facility for unsecured borrowings for working capital. There were no borrowings outstanding under this facility as of July 3, 2010 or August 18, 2010.
Commercial Paper and Revolving Credit Facility
     We have a Board-approved commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1.3 billion.
     Sysco and one of our subsidiaries, Sysco International, Co., have a revolving credit facility supporting our U.S. and Canadian commercial paper programs. The facility, in the amount of $1.0 billion, expires on November 4, 2012, but is subject to extension.
     During fiscal 2010, 2009 and 2008, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $1.8 million, zero to $165.0 million, zero to $1,113.2 million, respectively. There were no commercial paper issuances outstanding as of July 3, 2010 or August 18, 2010.
Fixed Rate Debt
     In January 2008, the SEC granted our request to terminate our then existing shelf registration statement that was filed with the SEC in April 2005 for the issuance of debt securities. In February 2008, we filed an automatically effective well-known seasoned issuer shelf registration statement for the issuance of up to $1.0 billion in debt securities with the SEC.
     In February 2008, we issued 4.20% senior notes totaling $250.0 million due February 12, 2013 (the 2013 notes) and 5.25% senior notes totaling $500.0 million due February 12, 2018 (the 2018 notes) under our February 2008 shelf registration. The 2013 and 2018 notes, which were priced at 99.835% and 99.310% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows us to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper issuances outstanding as of February 2008.
     In February 2009, Sysco deregistered the securities remaining unsold under its then existing shelf registration statement that was filed with the SEC in February 2008 for the issuance of debt securities. In February 2009, Sysco filed with the SEC an automatically effective well-known seasoned issuer shelf registration statement for the issuance of an indeterminate amount of debt securities that may be issued from time to time.
     In March 2009, Sysco issued 5.375% senior notes totaling $250.0 million due March 17, 2019 (the 2019 notes) and 6.625% senior notes totaling $250.0 million due March 17, 2039 (the 2039 notes) under its February 2009 shelf registration. The 2019 and 2039 notes, which were priced at 99.321% and 98.061% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption. Proceeds from the notes will be utilized over a period of time for general corporate purposes, which may include acquisitions, refinancing of debt, working capital, share repurchases and capital expenditures.
     In September 2009, we entered into an interest rate swap agreement that effectively converted $200.0 million of fixed rate debt maturing in fiscal 2014 to floating rate debt. In October 2009, we entered into an interest rate swap agreement that effectively converted $250.0 million of fixed rate debt maturing in fiscal 2013 to floating rate debt. Both transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.
Total Debt
     Total debt as of July 3, 2010 was $2.5 billion of which approximately 81% was at fixed rates with a weighted average of 5.9% and an average life of 16 years, and the remainder was at floating rates with a weighted average of 2.3%. Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level. Sysco was in compliance with all debt covenants as of July 3, 2010.
Other
     As part of normal business activities, we issue letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of July 3, 2010 and June 27, 2009, letters of credit outstanding were $28.4 million and $74.7 million, respectively.
Other Considerations
Multi-Employer Pension Plans
     As discussed in Note 18, “Commitments and Contingencies”, to the Consolidated Financial Statements in Item 8, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of these plans. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2008 to June 30, 2009, we estimate our share of withdrawal liability on most of the multi-employer plans in which we participate could have been as much as $183.0 million as of July 3, 2010 based on a voluntary withdrawal. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2008; therefore, our estimated liability reflects the asset losses incurred by the financial markets as of that date. In general, the financial markets improved during calendar year 2009; therefore, we believe our current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of July 3, 2010, we have approximately $0.9 million in liabilities recorded in total related to certain multi-employer defined benefit plans for which our voluntary withdrawal had already occurred.
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
     During fiscal 2008, we obtained information that a multi-employer pension plan we participated in failed to satisfy minimum funding requirements for certain periods and concluded that it was probable that additional funding would be required as well as the payment of excise tax. As a result, during fiscal 2008, we recorded a liability of approximately $16.5 million related to our share of the minimum funding requirements and related excise tax for these periods. During the first quarter of fiscal 2009, we effectively withdrew from this multi-employer pension plan in an effort to secure benefits for our employees that were participants in the plan and to manage our exposure to this under-funded plan. We agreed to pay $15.0 million to the plan, which included the minimum funding requirements. In connection with this withdrawal agreement, we merged active participants from this plan into Sysco’s company-sponsored Retirement Plan and assumed $26.7 million in liabilities. The payment to the plan was made in the early part of the second quarter of fiscal 2009. If this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, prior to September 2010, we could have additional liability. We do not currently believe a mass withdrawal from this plan prior to September 2010 is probable.
     We have experienced other instances triggering voluntary withdrawal from multi-employer pension plans. Total withdrawal liability provisions recorded include $2.9 million in fiscal 2010, $9.6 million in fiscal 2009 and $22.3 million in fiscal 2008.
BSCC Cooperative Structure
     Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), is a cooperative taxed under subchapter T of the United States Internal Revenue Code, the operation of which has resulted in a deferral of tax payments. The IRS, in connection with its audits of our 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that we had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the IRS in the first quarter of fiscal 2010 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts that were recorded within deferred taxes related to BSCC over a three-year period and make a one-time payment of $41.0 million, of which approximately $39.0 million is non-deductible. The settlement addresses the BSCC deferred tax issue as it relates to the IRS audit of our 2003 through 2006 federal income tax returns, and settles the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, we will pay the amounts owed in the following schedule:

Amounts paid annually:	(In thousands)
Fiscal 2010	$528,000
Fiscal 2011	212,000
Fiscal 2012	212,000
     As noted in the table above, $528.0 million was paid related to settlement in fiscal 2010. Amounts to be paid in fiscal 2011 and 2012 will be paid in connection with our quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. We believe we have access to sufficient cash on hand, cash flows from operations and current access to capital to make payments on all of the amounts noted above.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.

Contractual Obligations
     The following table sets forth, as of July 3, 2010, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Long-term debt	$2,441,372	$196	$453,130	$209,493	$1,778,553
Capital lease obligations	39,260	7,774	8,906	3,723	18,857
Deferred compensation (1)	93,022	14,271	18,672	11,572	48,507
SERP and other postretirement plans (2)	271,488	22,592	47,692	51,515	149,689
Unrecognized tax benefits and interest (3)	130,445	24,624
IRS deferred tax settlement (3)	424,000	212,000	212,000	—	—
Unrecorded Contractual Obligations:
Interest payments related to commercial paper and debt (4)	1,453,115	125,005	237,809	207,957	882,344
Retirement plan (5)	1,035,593	—	283,287	277,569	474,737
Long-term non-capitalized leases	212,646	48,845	67,412	41,333	55,056
Purchase obligations (6)	1,863,973	1,378,397	358,231	127,345	—

Total contractual cash obligations	$7,964,914	$1,833,704	$1,687,139	$930,507	$3,407,743

(1)	The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)	Includes estimated contributions to the unfunded SERP and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2020, based on actuarial assumptions.

(3)	Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions. As of July 3, 2010, we had a liability of $89.9 million for unrecognized tax benefits for all tax jurisdictions and $40.6 million for related interest that could result in cash payment, of which $24.6 million is expected to be paid during fiscal 2011. Sysco reached a settlement with the IRS in the first quarter of fiscal 2010 related to timing of tax payments. Apart from these items, we are not able to reasonably estimate the timing of non-current payments or the amount by which the liability will increase or decrease over time. Accordingly, the related non-current balances have not been reflected in the “Payments Due by Period” section of the table.

(4)	Includes payments on floating rate debt based on rates as of July 3, 2010, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates. The impact of our outstanding fixed-to-floating interest rate swaps on the fixed rate debt interest payments is included as well based on the floating rates in effect as of July 3, 2010.

(5)	Provides the estimated minimum contribution to the Retirement Plan through fiscal 2020 to meet ERISA minimum funding requirements under the assumption that we only make minimum funding requirement contributions each year, based on actuarial assumptions.

(6)	For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our sourcing initiative. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with a third party to provide hardware and hardware hosting services over a ten year period ending in fiscal 2015 (See discussion under Note 18, “Commitments and Contingencies”, to the Notes to Consolidated Financial Statements in Item 8), fixed electricity agreements and fixed fuel purchase commitments. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.
     Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 3, 2010 included $52.8 million in cash. This amount is not included in the table above.

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
     For guidance in determining the discount rates, we calculate the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate for determining fiscal 2010 net pension costs for the Retirement Plan, which was determined as of the June 27, 2009 measurement date, increased 108 basis points to 8.02%. The discount rate for determining fiscal 2010 net pension costs for the SERP, which was determined as of the June 27, 2009 measurement date, increased 11 basis points to 7.14%. The combined effect of these discount rate changes decreased our net company-sponsored pension costs for all plans for fiscal 2010 by an estimated $38.6 million. The discount rate for determining fiscal 2011 net pension costs for the Retirement Plan, which was determined as of the July 3, 2010 measurement date, decreased 187 basis points to 6.15%. The discount rate for determining fiscal 2011 net pension costs for the SERP, which was determined as of the July 3, 2010 measurement date, decreased 79 basis points to 6.35%. The combined effect of these discount rate changes will increase our net company-sponsored pension costs for all plans for fiscal 2011 by an estimated $85.6 million. A 100 basis point increase in the discount rates for fiscal 2011 would decrease Sysco’s net company-sponsored pension cost by $50.9 million, while a 100 basis point decrease in the discount rates would increase pension cost by $61.7 million. The impact of a 100 basis point increase in the discount rates differs from the impact of a 100 basis point decrease in discount rates because the liabilities are less sensitive to change at higher discount rates. Therefore, a 100 basis point increase in the discount rate will not generate the same magnitude of change as a 100 basis point decrease in the discount rate.
     We look to actual plan experience in determining the rates of increase in compensation levels. We used a plan specific age-related set of rates for the Retirement Plan, which are equivalent to a single rate of 5.30% as of July 3, 2010 and 5.21% as of June 27, 2009. For determining the benefit obligations as of July 3, 2010, the SERP calculations use an age-graded salary growth assumption. As of June 27, 2009, the SERP calculations use an age-graded salary growth assumption with reductions taken for determining fiscal 2010 pay due to base salary freezes in effect for fiscal 2010.
     The expected long-term rate of return on plan assets of the Retirement Plan was 8.00% for fiscal 2010 and fiscal 2009. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 7.1%, 2.5%, 1.8%, and 19.5%, over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2009, respectively. In addition, in nine of the last 15 years, the actual return on plan assets has exceeded 10.0%. The rate of return assumption is reviewed annually and revised as deemed appropriate.
     The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the Retirement Plan is 8.00% for fiscal 2011. A 100 basis point increase (decrease) in the assumed rate of return for fiscal 2011 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2011 by approximately $16.5 million.
     Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 3, 2010 was a charge, net of tax, of $598.8 million. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 27, 2009 was a charge, net of tax, of $346.1 million.
     Changes in the assumptions, including changes to the discount rate discussed above, together with the normal growth of the plans, the impact of actuarial losses from prior periods and the timing and amount of contributions, increased net company-sponsored pension costs by approximately $37.4 million in fiscal 2010. Changes in the assumptions, including changes to the discount rate discussed above, together with the normal growth of the plans, the impact of actuarial losses from prior periods and the timing and amount of contributions are expected to increase net company-sponsored pension costs in fiscal 2011 by approximately $60.3 million.
     We made cash contributions to our company-sponsored pension plans of $297.9 million and $95.8 million in fiscal years 2010 and 2009, respectively. The contributions in fiscal 2010 of $280.0 million to the Retirement Plan included the minimum required contribution for the calendar 2009 plan year to meet ERISA minimum funding requirements. The contributions in fiscal 2009 of $80.0 million to the Retirement Plan were voluntary contributions. We do not have a minimum required contribution to the Retirement Plan for the calendar 2010 plan year to meet ERISA minimum funding requirements. We contributed $140.0 million to the Retirement Plan in fiscal 2010 for contributions that would normally have been made in fiscal 2011. Additional contributions to the Retirement Plan are not currently anticipated in fiscal 2011. The estimated fiscal 2011 contributions to fund benefit payments for the SERP plan is approximately $22.2 million.
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

Vendor Consideration
     We recognize consideration received from vendors when the services performed in connection with the monies received are completed and when the related product has been sold by Sysco. There are several types of cash consideration received from vendors. In many instances, the vendor consideration is in the form of a specified amount per case or per pound. In these instances, we will recognize the vendor consideration as a reduction of cost of sales when the product is sold. In some instances, vendor consideration is received upon receipt of inventory in our distribution facilities. We estimate the amount needed to reduce our inventory based on inventory turns until the product is sold. Our inventory turnover is usually less than one month; therefore, amounts deferred against inventory do not require long-term estimation. In the situations where the vendor consideration is not related directly to specific product purchases, we will recognize these as a reduction of cost of sales when the earnings process is complete, the related service is performed and the amounts realized. Historically, adjustments to our estimates related to vendor consideration have not been significant.
Goodwill and Intangible Assets
     Goodwill and intangible assets represent the excess of consideration paid over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the appropriate reporting unit.
     In addition, annually or more frequently as needed, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values of the applicable reporting units exceed the carrying values of these assets. The reporting units used in assessing goodwill impairment are our eight operating segments as described in Note 19, “Business Segment Information,” to the Consolidated Financial Statements in Item 8. The components within each of our eight operating segments have similar economic characteristics and therefore are aggregated into eight reporting units.
     We arrive at our estimates of fair value using a combination of discounted cash flow and earnings multiple models. The results from each of these models are then weighted and combined into a single estimate of fair value for each of our eight operating segments. The primary assumptions used in these various models include estimated earnings multiples of comparable acquisitions in the industry including control premiums, earnings multiples on acquisitions completed by Sysco in the past, future cash flow estimates of the reporting units, which are dependent on internal forecasts and projected growth rates, and weighted average cost of capital, along with working capital and capital expenditure requirements. When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units. We update our projections used in our discounted cash flow model based on historical performance and changing business conditions for each of our reporting units.
     Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss. There were no impairments of goodwill or indefinite-lived intangibles recorded as a result of assessment in fiscal 2010, 2009 and 2008. Our past estimates of fair value for fiscal 2010, 2009 and 2008 have not been materially different when revised to include subsequent years’ actual results. Sysco has not made any material changes in its impairment assessment methodology during the past three fiscal years. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. In the fiscal 2010 analysis, we would have performed additional analysis to determine if an impairment existed for our lodging industry products reporting unit if the estimated fair value for this reporting unit had been 20% lower. For the remainder of our reporting units, we would have performed additional analysis to determine if an impairment existed for a reporting unit if the estimated fair value for any of these reporting units had declined by greater than 40%.
     The reporting units aggregated as “Other” in the financial statement disclosures (specialty produce, custom-cut meat, lodging industry products and international distribution operations) have a greater proportion of goodwill recorded to estimated fair value as compared to the Broadline or SYGMA reporting units. This is primarily due to these businesses having been recently acquired, and as a result there has been less history of organic growth than in the Broadline and SYGMA reporting units. In addition, these businesses also have lower levels of cash flow than the Broadline reporting units. As such, these “Other” reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn.
Share-Based Compensation
     We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.
     As of July 3, 2010, there was $66.2 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.76 years.

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
     The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock units granted without dividend equivalents, the fair value is reduced by the present value of expected dividends during the vesting period.
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
     In addition, certain of our share-based awards provide that if the award holder retires at certain age and years of service thresholds, the options continue to vest as if the award holder continued to be an employee or director. In these cases, for awards granted prior to July 2, 2005 (our adoption date for the fair value recognition provisions in current stock compensation accounting standards), we will recognize the compensation cost for such awards over the remaining service period and accelerate any remaining unrecognized compensation cost when the employee retires. For awards granted subsequent to July 3, 2005, we will recognize compensation cost for such awards over the period from the date of grant to the date the employee first becomes eligible to retire with his options continuing to vest after retirement.
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
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about Sysco’s ability to increase its sales and market share and grow earnings, the continuing impact of economic conditions on consumer confidence and our business, sales and expense trends, anticipated multi-employer pension related liabilities and contributions to various multi-employer pension plans, expectations regarding potential payments of unrecognized tax benefits and interest, expectations regarding share repurchases, expected trends in fuel pricing, usage costs and surcharges, our expectation regarding the provision for losses on accounts receivable, our intention to lower our cost of goods sold by leveraging our purchasing power and procurement expertise and capitalizing on an end-to-end view of our supply chain, expected implementation, costs and benefits of the ERP system, our plan to continue to explore and identify opportunities to grow in international markets and complimentary lines of business, the impact of ongoing legal proceedings, the loss of SYGMA’s largest customer not having a material adverse effect on Sysco as a whole, compliance with laws and government regulations not having a material effect on our capital expenditures, earnings or competitive position, anticipated acquisitions and capital expenditures and the sources of financing for them, continued competitive advantages and positive results from strategic initiatives, anticipated company-sponsored pension plan liabilities, our expectations regarding cash flow from operations, the availability and adequacy of insurance to cover liabilities, the impact of future adoption of accounting pronouncements, predictions regarding the impact of changes in estimates used in impairment analyses, the anticipated impact of changes in foreign currency exchange rates and Sysco’s ability to meet future cash requirements and remain profitable.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors discussed at Item 1.A. above and elsewhere. In addition, the success of Sysco’s strategic initiatives could be affected by conditions in the economy and the industry and internal factors such as the ability to control expenses, including fuel costs. Expected trends related to fuel costs and usage are impacted by fluctuations in the economy generally and numerous factors affecting the oil industry that are beyond our control. Our efforts to lower our cost of goods sold may be impacted by factors beyond our control, including actions by our competitors and/or customers. As implementation of the ERP system and the Business Transformation Project begins, there may be changes in design or timing that impact near-term expense and cause us to revise the project calendar and budget, and additional hiring and training of employees and consultants may be required, which could also impact project expense and timing. Company-sponsored pension plan liabilities are impacted by a number of factors including the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets. The amount of shares repurchased in a given period is subject to a number of factors, including available cash and our general working capital needs at the time. Our plans with respect to growth in international markets and complimentary lines of business are subject to the company’s other strategic initiatives and plans and economic conditions generally. Legal proceedings are impacted by events, circumstances and individuals beyond the control of Sysco. The need for additional borrowing or other capital is impacted by factors that include capital expenditures or acquisitions in excess of those currently anticipated, stock repurchases at historical levels, or other unexpected cash requirements. Predictions regarding the future adoption of accounting pronouncements involve estimates without the benefit of precedent, and if our estimates turn out to be materially incorrect, our assessment of the impact of the pronouncement could prove incorrect, as well. The anticipated impact of compliance with laws and regulations also involves the risk that estimates may turn out to be materially incorrect, and laws and regulations, as well as methods of enforcement, are subject to change.
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
     We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that position. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions.
Fiscal 2010
     As of July 3, 2010, we had no commercial paper outstanding. Our long-term debt obligations as of July 3, 2010 were $2.5 billion, of which approximately 81% were at fixed rates of interest, including the impact of our interest rate swap agreements.
     In September 2009, we entered into an interest rate swap agreement that effectively converted $200.0 million of fixed rate debt maturing in fiscal 2014 to floating rate debt (2014 swap). In October 2009, we entered into an interest rate swap agreement that effectively converted $250.0 million of fixed rate debt maturing in fiscal 2013 to floating rate debt (2013 swap). Both transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.
     As of July 3, 2010, the 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $5.5 million. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of July 3, 2010, the 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $5.5 million. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.
     The following tables present our interest rate position as of July 3, 2010. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 3, 2010
	Principal Amount by Expected Maturity
	Average Interest Rate
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$6,250	$204,658	$2,471	$1,275	$552	$1,766,234	$1,981,440	$2,262,961
Average Interest Rate	4.5%	6.1%	4.7%	4.0%	3.5%	5.8%	5.9%
Floating Rate Debt (1)	$—	$—	$252,801	$208,249	$1,100	$12,500	$474,650	$483,872
Average Interest Rate	—	—	2.5%	2.2%	0.3%	0.6%	2.3%
Canadian $ Denominated:
Fixed Rate Debt	$894	$957	$944	$979	$1,061	$18,676	$23,511	$26,851
Average Interest Rate	7.6%	8.0%	8.8%	9.1%	9.2%	9.8%	9.5%
Euro € Denominated:
Fixed Rate Debt	$826	$205	$—	$—	$—	$—	$1,031	$1,177
Average Interest Rate	8.9%	8.9%	0.0%	0.0%	—	—	8.9%

(1)	Includes fixed rate debt that has been converted to floating rate debt through interest rate swap agreements.

	Interest Rate Position as of July 3, 2010
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(In thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$—	$—	$250,000	$200,000	$—	$—	$450,000	$11,045
Average Variable Rate Paid:
Rate A Plus	0.0%	0.0%	2.1%	2.1%	0.0%	0.0%	0.0%
Fixed Rate Received	0.0%	0.0%	4.2%	4.6%	0.0%	0.0%	0.0%
Rate A — three-month LIBOR
Fiscal 2009
     As of June 27, 2009, we had no commercial paper outstanding. Our long-term debt obligations as of June 27, 2009 were $2.5 billion, of which approximately 99% were at fixed rates of interest. We had no interest rate swaps outstanding as of June 27, 2009.
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

Foreign Currency Exchange Rate Risk
     The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.9% in fiscal 2010 compared to fiscal 2009 and negatively impacted sales by 1.2% in fiscal 2009 compared to fiscal 2008. The impact to our operating income, net earnings and earnings per share was not material in fiscal 2010 and fiscal 2009. A 10% unfavorable change in the fiscal 2010 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively impacted fiscal 2010 sales by 0.2% and would not have materially impacted our operating income, net earnings and earnings per share. We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.
     Our Canadian financing subsidiary has the U.S. dollar as its functional currency and has notes denominated in U.S. dollars. We have the potential to create taxable income in Canada when this debt is paid due to changes in the exchange rate from the inception of the debt through the payment date. A 10% unfavorable change in the fiscal 2010 year-end exchange rate and the resulting increase in the tax liability associated with these notes would not have a material impact on our results of operations.
Fuel Price Risk
     Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. During fiscal 2010, 2009 and 2008, fuel costs related to outbound deliveries represented approximately 0.6%, 0.8% and 0.7% of sales, respectively. Fuel costs, excluding any amounts recovered through fuel surcharges, incurred by Sysco decreased by approximately $71.8 million in fiscal 2010 from fiscal 2009 and increased by $33.2 million in fiscal 2009 over fiscal 2008.
     From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of July 3, 2010, we had forward diesel fuel commitments totaling approximately $93.0 million through September 2011. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices slightly lower than the current market price for diesel.
     Fuel costs in fiscal 2011, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $10 million to $20 million as compared to fiscal 2010. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2011 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. A 10% unfavorable change in diesel prices from the market price used in our estimates above would change the range of potential increase to $25 million to $35 million.
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
     Our company-sponsored qualified pension plan (Retirement Plan) holds investments in both equity and fixed income securities. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and pension expense to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. Specifically, decreases in these interest rates may have a material impact on our results of operations. To the extent the financial markets experience declines, our anticipated future contributions, pension expense and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored Retirement Plan at the plan’s fiscal year end (December 31, 2009) would not have a material impact on our anticipated future contributions for fiscal 2011; however, this unfavorable change would increase our pension expense for fiscal 2011 by $31.6 million and would reduce our shareholders’ equity on our balance sheet as of July 3, 2010 by $102.7 million.

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
     Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of July 3, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of July 3, 2010, Sysco’s internal control over financial reporting was effective based on those criteria.
     Ernst & Young LLP has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of July 3, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Sysco Corporation
     We have audited Sysco Corporation (a Delaware Corporation) and its subsidiaries’ (the “Company”) internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sysco Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Sysco Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 3, 2010 and June 27, 2009 and the related consolidated results of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 3, 2010 of Sysco Corporation and subsidiaries and our report dated August 31, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
August 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Shareholders
Sysco Corporation
     We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of July 3, 2010 and June 27, 2009, and the related consolidated results of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 3, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 3, 2010 and June 27, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 3, 2010, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 16 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions, effective July 1, 2007, of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (codified in FASB ASC Topic 740, “Income Taxes”).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sysco Corporation and its subsidiaries’ internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
August 31, 2010

SYSCO
CONSOLIDATED BALANCE SHEETS

	July 3, 2010	June 27, 2009
	(In thousands except for share data)
ASSETS
Current assets
Cash and cash equivalents	$585,443	$1,018,651
Short-term investments	23,511	—
Accounts and notes receivable, less allowances of $36,573 and $36,078	2,617,352	2,468,511
Inventories	1,771,539	1,650,666
Prepaid expenses and other current assets	70,992	64,418
Prepaid income taxes	7,421	—

Total current assets	5,076,258	5,202,246
Plant and equipment at cost, less depreciation	3,203,823	2,979,200
Other assets
Goodwill	1,549,815	1,510,795
Intangibles, less amortization	106,398	121,089
Restricted cash	124,488	93,858
Prepaid pension cost	—	26,746
Other assets	252,919	214,252

Total other assets	2,033,620	1,966,740

Total assets	$10,313,701	$10,148,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,953,092	$1,788,454
Accrued expenses	870,114	797,756
Accrued income taxes	—	323,983
Deferred income taxes	178,022	162,365
Current maturities of long-term debt	7,970	9,163

Total current liabilities	3,009,198	3,081,721
Other liabilities
Long-term debt	2,472,662	2,467,486
Deferred income taxes	271,512	526,377
Other long-term liabilities	732,803	622,900

Total other liabilities	3,476,977	3,616,763
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share
Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	816,833	760,352
Retained earnings	7,134,139	6,539,890
Accumulated other comprehensive loss	(480,251)	(277,986)
Treasury stock, 176,768,795 and 175,148,403 shares, at cost	(4,408,370)	(4,337,729)

Total shareholders’ equity	3,827,526	3,449,702

Total liabilities and shareholders’ equity	$10,313,701	$10,148,186

See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended
	July 3, 2010
	(53 Weeks)	June 27, 2009	June 28, 2008
	(In thousands except for share and per share data)
Sales	$37,243,495	$36,853,330	$37,522,111
Cost of sales	30,136,009	29,816,999	30,327,254

Gross margin	7,107,486	7,036,331	7,194,857
Operating expenses	5,131,618	5,164,120	5,314,908

Operating income	1,975,868	1,872,211	1,879,949
Interest expense	125,477	116,322	111,541
Other expense (income), net	802	(14,945)	(22,930)

Earnings before income taxes	1,849,589	1,770,834	1,791,338
Income taxes	669,606	714,886	685,187

Net earnings	$1,179,983	$1,055,948	$1,106,151

Net earnings:
Basic earnings per share	$1.99	$1.77	$1.83
Diluted earnings per share	1.99	1.77	1.81

Average shares outstanding	592,157,221	595,127,577	605,905,545
Diluted shares outstanding	593,590,042	596,069,204	610,970,783

Dividends declared per common share	$0.99	$0.94	$0.85
See Notes to Consolidated Financial Statements

SYSCO
CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated Other	Treasury Stock
				Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Loss	Shares	Amounts	Totals
	(In thousands except for share data)
Balance as of June 30, 2007	765,174,900	$765,175	$637,154	$5,544,078	$(4,061)	153,334,523	$3,663,946	$3,278,400
Net earnings				1,106,151				1,106,151
Foreign currency translation adjustment					30,514			30,514
Amortization of cash flow hedge, net of tax					427			427
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					5,873			5,873
Pension funded status adjustment, net of tax					(124,301)			(124,301)

Comprehensive income								1,018,664
Dividends declared				(513,593)				(513,593)
Treasury stock purchases						16,499,900	520,255	(520,255)
Share-based compensation awards			75,054			(5,892,065)	(143,143)	218,197
Adoption of uncertain tax benefits provision				(91,635)				(91,635)
Adoption of pension measurement date provision				(3,572)	22,780			19,208

Balance as of June 28, 2008	765,174,900	$765,175	$712,208	$6,041,429	$(68,768)	163,942,358	$4,041,058	$3,408,986

Net earnings				1,055,948				1,055,948
Foreign currency translation adjustment					(84,452)			(84,452)
Amortization of cash flow hedge, net of tax					428			428
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					13,335			13,335
Pension liability assumption, net of tax					(16,450)			(16,450)
Pension funded status adjustment, net of tax					(122,079)			(122,079)

Comprehensive income								846,730
Dividends declared				(557,487)				(557,487)
Treasury stock purchases						16,951,200	438,842	(438,842)
Share-based compensation awards			48,144			(5,745,155)	(142,171)	190,315

Balance as of June 27, 2009	765,174,900	$765,175	$760,352	$6,539,890	$(277,986)	175,148,403	$4,337,729	$3,449,702

Net earnings				1,179,983				1,179,983
Foreign currency translation adjustment					49,973			49,973
Amortization of cash flow hedge, net of tax					428			428
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					27,464			27,464
Pension funded status adjustment, net of tax					(280,130)			(280,130)

Comprehensive income								977,718
Dividends declared				(585,734)				(585,734)
Treasury stock purchases						6,000,000	179,174	(179,174)
Share-based compensation awards			56,481			(4,379,608)	(108,533)	165,014

Balance as of July 3, 2010	765,174,900	$765,175	$816,833	$7,134,139	$(480,251)	176,768,795	$4,408,370	$3,827,526

See Notes to Consolidated Financial Statements

SYSCO
CONSOLIDATED CASH FLOWS

	Year Ended
	July 3, 2010
	(53 Weeks)	June 27, 2009	June 28, 2008
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,179,983	$1,055,948	$1,106,151
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	66,358	56,030	80,650
Depreciation and amortization	389,976	382,339	372,529
Deferred income taxes	(121,865)	(294,162)	643,480
Provision for losses on receivables	34,931	74,638	32,184
Other non-cash items	2,550	(3,586)	(2,747)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(166,426)	188,748	(128,017)
(Increase) decrease in inventories	(106,172)	177,590	(110,925)
(Increase) decrease in prepaid expenses and other current assets	(6,271)	(678)	59,896
Increase (decrease) in accounts payable	154,811	(198,284)	28,671
Increase (decrease) in accrued expenses	58,002	(120,314)	(22,721)
(Decrease) increase in accrued income taxes	(296,475)	325,482	(509,783)
(Increase) decrease in other assets	(31,514)	(15,701)	11,926
(Decrease) increase in other long-term liabilities and prepaid pension cost, net	(271,692)	(48,380)	13,459
Excess tax benefits from share-based compensation arrangements	(768)	(2,921)	(4,404)

Net cash provided by operating activities	885,428	1,576,749	1,570,349

Cash flows from investing activities:
Additions to plant and equipment	(594,604)	(464,561)	(515,963)
Proceeds from sales of plant and equipment	21,710	25,244	13,320
Acquisition of businesses, net of cash acquired	(29,293)	(218,075)	(55,259)
Purchases of short-term investments	(85,071)	—	—
Maturities of short-term investments	61,568	—	—
(Increase) decrease in restricted cash	(30,630)	(1,271)	2,342

Net cash used for investing activities	(656,320)	(658,663)	(555,560)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	—	—	(550,726)
Other debt borrowings	7,091	506,611	757,972
Other debt repayments	(10,695)	(10,173)	(7,628)
Debt issuance costs	(7)	(3,693)	(4,192)
Common stock reissued from treasury for share-based compensation awards	94,750	111,780	128,238
Treasury stock purchases	(179,174)	(438,843)	(529,179)
Dividends paid	(579,763)	(548,246)	(497,467)
Excess tax benefits from share-based compensation arrangements	768	2,921	4,404

Net cash used for financing activities	(667,030)	(379,643)	(698,578)

Effect of exchange rates on cash	4,714	334	(643)

Net (decrease) increase in cash and cash equivalents	(433,208)	538,777	315,568
Cash and cash equivalents at beginning of period	1,018,651	479,874	164,306

Cash and cash equivalents at end of period	$585,443	$1,018,651	$479,874

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$127,411	$108,608	$98,330
Income taxes	1,141,963	735,772	530,169
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF ACCOUNTING POLICIES
Business and Consolidation
     Sysco Corporation, acting through its subsidiaries and divisions, (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for approximately 400,000 customers from 180 distribution facilities located throughout the United States, Canada and Ireland.
     Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 53-week year ending July 3, 2010 for fiscal 2010 and 52-week years ending June 27, 2009 and June 28, 2008 for fiscal 2009 and 2008, respectively.
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
     Certain internal and external costs related to the acquisition and development of internal use software being built within our Business Transformation Project are capitalized within plant and equipment during the application development stages of the project. This project is primarily in the development stage as of July 3, 2010 and no material depreciation has occurred.
     Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized for the past three fiscal years was $10.0 million in fiscal 2010, $3.5 million in fiscal 2009 and $6.8 million in fiscal 2008.

Long-Lived Assets
     Management reviews long-lived assets, including finite-lived intangibles, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured based on a undiscounted projected cash flow model.
Goodwill and Intangibles
     Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Goodwill and intangibles with indefinite lives are not amortized. Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from three to ten years.
     Goodwill is assigned to the reporting units that are expected to benefit from the synergies of a business combination. The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values. The reporting units used to assess goodwill impairment are the company’s eight operating segments as described in Note 19, “Business Segment Information.” The components within each of the eight operating segments have similar economic characteristics and therefore are aggregated into eight reporting units. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.
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
     In the normal course of business, Sysco enters into forward purchase agreements for the procurement of fuel and electricity. Certain of these agreements meet the definition of a derivative. However, the company elected to use the normal purchase and sale exemption available under derivatives accounting literature; therefore, these agreements are not recorded at fair value.
Investments in Corporate-Owned Life Insurance
     Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. The company does not record deferred tax balances related to cash surrender value gains or losses, as Sysco has the intent to hold these policies to maturity. The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $203.2 million and $178.0 million at July 3, 2010 and June 27, 2009, respectively.
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
Shipping and Handling Costs
     Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $2,103.3 million in fiscal 2010, $2,136.8 million in fiscal 2009, and $2,155.8 million in fiscal 2008.
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
Share-Based Compensation
     Sysco recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock and restricted stock unit awards are based on the company’s stock price on the date of grant. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award. Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows on the consolidated cash flows statements.
Acquisitions
     Acquisitions of businesses are accounted for using the purchase method of accounting, and the financial statements include the results of the acquired operations from the respective dates of acquisition.
     The purchase price of the acquired entities is allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition, with any excess of cost over the fair value of net assets acquired, including intangibles, recognized as goodwill. The balances included in the consolidated balance sheets related to recent acquisitions are based upon preliminary information and are subject to change when final asset and liability valuations are obtained. Subsequent changes to the preliminary balances are reflected retrospectively, if material. Material changes to the preliminary allocations are not anticipated by management.
Reclassifications
     Prior year amounts within the consolidated balance sheets and consolidated cash flows have been reclassified to conform to the current year presentation as it relates to the presentation of cash and accounts payable within these statements. The impact of these reclassifications were immaterial to all periods presented.
2. CHANGES IN ACCOUNTING
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements”, which was subsequently codified within Accounting Standards Codification (ASC) 820, “Fair Value Measurements.” This standard established a common definition for fair value under generally accepted accounting principles, established a framework for measuring fair value and expanded disclosure requirements about such fair value measurements. As of June 29, 2008, Sysco adopted the provisions of this fair value measurement guidance for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

The adoption of the fair value measurement provisions for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not have a material impact on the company’s financial statements. As of June 28, 2009, Sysco adopted the provisions of this fair value measurements guidance for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. Sysco’s only non-recurring, non-financial asset fair value measurements are those used in its annual test of recoverability of goodwill and indefinite-lived intangibles, in which it determines whether estimated fair values of the applicable reporting units exceed their carrying values. The fair value measurements guidance was applied beginning in fiscal 2010 to this fair value estimation.
Disclosure About Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which was subsequently codified within ASC 815, “Derivatives and Hedging”. Effective for Sysco in the third quarter of fiscal 2009, this standard requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Sysco has provided the required disclosures for this standard in Note 8, “Derivative Financial Instruments.”
Business Combinations
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which was subsequently codified as ASC 805, “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a business combination. This standard also establishes recognition and measurement principles for the goodwill acquired in a business combination and disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies”. This standard amended the previously issued business combinations guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Sysco adopted the provisions of these standards on a prospective basis for business combinations beginning in fiscal 2010.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which was subsequently codified within ASC 260, “Earnings Per Share.” This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This standard was effective for Sysco beginning in fiscal 2010 and interim periods within that year. All prior-period earnings per share data presented in filings subsequent to adoption must be adjusted retrospectively to conform to the provisions of this standard. Early application of this standard was not permitted. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.
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
Employers’ Disclosures about Postretirement Benefit Plan Assets
     In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which was subsequently codified within ASC 715, “Compensation — Retirement Benefits”. This standard requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan and became effective for Sysco in fiscal 2010. Sysco has provided the required disclosures for this standard in Note 12, “Employee Benefit Plans.”
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
     Sysco’s policy is to invest in only high-quality investments. Cash equivalents primarily include time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less. Short-term investments consist of commercial paper with original maturities of greater than three months but less than one year. These investments are considered available-for-sale and are recorded at fair value. As of July 3, 2010, the difference between the fair value of the short-term investments and the original cost was not material. Restricted cash consists of investments in high-quality money market funds.
     The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
•	Time deposits, certificates of deposit and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 2 measurement in the tables below.

•	Commercial paper included in short-term investments is valued using broker quotes that utilize observable market inputs. These are included as a Level 2 measurement in the tables below.

•	Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents and restricted cash as Level 1 measurements in the tables below.

•	The interest rate swap agreements, discussed further in Note 8, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. These are included as a Level 2 measurement in the tables below.
     The following tables present the company’s assets measured at fair value on a recurring basis as of July 3, 2010 and June 27, 2009:

	Assets Measured at Fair Value as of July 3, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$225,400	$199,047	$—	$424,447
Short-term investments	—	23,511	—	23,511
Restricted cash	124,488	—	—	124,488
Other assets
Interest rate swap agreements	—	11,045	—	11,045

Total assets at fair value	$349,888	$233,603	$—	$583,491

	Assets Measured at Fair Value as of June 27, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$721,710	$117,844	$—	$839,554
Restricted cash	93,858	—	—	93,858

Total assets at fair value	$815,568	$117,844	$—	$933,412

     The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total debt approximated $2,774.9 million and $2,548.9 million as of July 3, 2010 and June 27, 2009, respectively. The carrying value of total debt was $2,480.6 million and $2,476.6 million as of July 3, 2010 and June 27, 2009, respectively.
4. ALLOWANCE FOR DOUBTFUL ACCOUNTS
     A summary of the activity in the allowance for doubtful accounts appears below:

	2010	2009	2008
	(In thousands)
Balance at beginning of period	$36,078	$31,730	$31,841
Charged to costs and expenses	34,931	74,638	32,184
Allowance accounts resulting from acquisitions and other adjustments	(139)	1,587	72
Customer accounts written off, net of recoveries	(34,297)	(71,877)	(32,367)

Balance at end of period	$36,573	$36,078	$31,730

5. PLANT AND EQUIPMENT
     A summary of plant and equipment, including the related accumulated depreciation, appears below:

	July 3, 2010	June 27, 2009	Estimated Useful Lives
	(In thousands)
Plant and equipment, at cost:
Land	$322,626	$307,328
Buildings and improvements	2,982,524	2,818,300	10-30 years
Fleet and equipment	2,153,531	2,072,116	3-10 years
Computer hardware and software	701,305	569,669	3-6 years

	6,159,986	5,767,413
Accumulated depreciation	(2,956,163)	(2,788,213)

Net plant and equipment	$3,203,823	$2,979,200

     The capitalized direct costs related to our Business Transformation Project are included within “computer hardware and software” in the table above.
     Depreciation expense, including capital leases, for the past three years was $361.7 million in 2010, $361.1 million in 2009 and $352.6 million in 2008.

6. GOODWILL AND OTHER INTANGIBLES
     The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows:

	Broadline	SYGMA	Other	Total
		(In thousands)
Carrying amount as of June 28, 2008	$764,360	$32,609	$616,255	1,413,224
Goodwill acquired during year	109,406	—	22,107	131,513
Currency translation/Other	(33,954)	—	12	(33,942)

Carrying amount as of June 27,2009	839,812	32,609	638,374	1,510,795
Goodwill acquired during year	16,808	—	8,371	25,179
Currency translation/Other	15,651	—	(1,810)	13,841

Carrying amount as of July 3,2010	$872,271	$32,609	$644,935	$1,549,815

     Amortized intangible assets acquired during fiscal 2010 were customer relationships of $5.0 million with a weighted-average amortization period of eight years. The following table presents details of the company’s amortized intangible assets:

	July 3, 2010			June 27, 2009
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Amortized intangible assets:
Customer relationships	$169,913	$77,394	$92,519	$162,652	$56,192	$106,460
Non-compete agreements	2,320	1,306	1,014	3,733	1,981	1,752
Trademarks	1,038	136	902	1,547	471	1,076

Total amortized intangible assets	$173,271	$78,836	$94,435	$167,932	$58,644	$109,288

     Intangible assets that have been fully amortized have been removed in the schedule above in the period full amortization is reached. Indefinite-lived intangible assets consisted of trademarks of $12.0 million and $11.8 million as of July 3, 2010 and June 27, 2009, respectively.
     Amortization expense for the past three years was $20.9 million in 2010, $15.7 million in 2009 and $13.9 million in 2008. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of July 3, 2010 is shown below:

Amount
(In thousands)
2011	$20,512
2012	19,811
2013	17,913
2014	16,560
2015	12,024
7. RESTRICTED CASH
     Sysco is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. Sysco has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit. All amounts in restricted cash at July 3, 2010 and June 27, 2009 represented funds deposited in insurance trusts.
8. DERIVATIVE FINANCIAL INSTRUMENTS
     Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position. The company does not use derivative financial instruments for trading or speculative purposes.
     In September 2009, the company entered into an interest rate swap agreement that effectively converted $200.0 million of fixed rate debt maturing in fiscal 2014 to floating rate debt. In October 2009, the company entered into an interest rate swap agreement that effectively converted $250.0 million of fixed rate debt maturing in fiscal 2013 to floating rate debt. Both transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.

     The location and the fair value of derivative instruments in the consolidated balance sheet as of July 3, 2010 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)
Interest rate swap agreements	Other assets	$11,045	N/A	N/A
     The location and effect of derivative instruments and related hedged items on the consolidated results of operations for each fiscal year presented on a pre-tax basis are as follows:

		Amount of (Gain) or Loss
	Location of (Gain)	Recognized in Income
	or Loss Recognized	2010
	in Income	(53 Weeks)	2009
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(10,557)	$—
     Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for fiscal 2010. The interest rate swaps do not contain a credit-risk-related contingent feature.
9. SELF-INSURED LIABILITIES
     Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2010	2009	2008
		(In thousands)
Balance at beginning of period	$132,551	$117,725	$125,844
Charged to costs and expenses	341,045	353,252	306,571
Payments	(344,599)	(338,426)	(314,690)

Balance at end of period	$128,997	$132,551	$117,725

10. DEBT AND OTHER FINANCING ARRANGEMENTS
     Sysco’s debt consists of the following:

	July 3, 2010	June 27, 2009
	(In thousands)
Senior notes, interest at 6.1%, maturing in fiscal 2012	$200,186	$200,279
Senior notes, interest at 4.2%, maturing in fiscal 2013	252,801	249,702
Senior notes, interest at 4.6%, maturing in fiscal 2014	208,249	205,219
Senior notes, interest at 5.25%, maturing in fiscal 2018	497,379	497,028
Senior notes, interest at 5.375%, maturing in fiscal 2019	248,524	248,351
Debentures, interest at 7.16%, maturing in fiscal 2027	50,000	50,000
Debentures, interest at 6.5%, maturing in fiscal 2029	224,570	224,546
Senior notes, interest at 5.375%, maturing in fiscal 2036	499,625	499,611
Senior notes, interest at 6.625%, maturing in fiscal 2039	245,364	245,199
Industrial Revenue Bonds and other debt, interest averaging 5.7% as of July 3, 2010 and 5.9% as of June 27, 2009, maturing at various dates to fiscal 2026	53,934	56,714

Total debt	2,480,632	2,476,649
Less current maturities and short-term debt	(7,970)	(9,163)

Net long-term debt	$2,472,662	$2,467,486

     The principal payments required to be made during the next five fiscal years on debt outstanding as of July 3, 2010 are shown below:

Amount
(In thousands)
2011	$7,970
2012	205,820
2013	256,216
2014	210,503
2015	2,713
Short-term Borrowings
     As of July 3, 2010 and June 27, 2009, Sysco had uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $88.0 million. There were no borrowings outstanding under these lines of credit as of July 3, 2010 or June 27, 2009, respectively.
     As of July 3, 2010, the company’s Irish subsidiary, Pallas Foods Limited, had a €10.0 million (Euro) committed facility for unsecured borrowings for working capital. There were no borrowings outstanding under this facility as of July 3, 2010. As of June 27, 2009, Pallas Foods Limited had a €20.0 million (Euro) committed facility for unsecured borrowings for working capital, which had an expiration date of March 31, 2010. There were no borrowings outstanding under this facility as of June 27, 2009.
Commercial Paper and Revolving Credit Facility
     Sysco has a Board-approved commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1,300.0 million.
     Sysco and one of its subsidiaries, Sysco International, Co., have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs. The facility in the amount of $1,000.0 million expires on November 4, 2012, but is subject to extension.
     During fiscal 2010, 2009 and 2008, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $1.8 million, zero to $165.0 million, and zero to $1,113.2 million, respectively. There were no commercial paper issuances outstanding as of July 3, 2010 and June 27, 2009, respectively.
Fixed Rate Debt
     In January 2008, the Securities and Exchange Commission (SEC) granted our request to terminate our then existing shelf registration statement that was filed with the SEC in April 2005 for the issuance of debt securities. In February 2008, we filed an automatically effective well-known seasoned issuer shelf registration statement for the issuance of up to $1,000.0 million in debt securities with the SEC.
     In February 2008, we issued 4.20% senior notes totaling $250.0 million due February 12, 2013 (the 2013 notes) and 5.25% senior notes totaling $500.0 million due February 12, 2018 (the 2018 notes) under our February 2008 shelf registration. The 2013 and 2018 notes, which were priced at 99.835% and 99.310% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows us to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption. Proceeds from the notes were utilized to retire commercial paper issuances outstanding as of February 2008.
     In February 2009, Sysco deregistered the securities remaining unsold under its then existing shelf registration statement that was filed with the SEC in February 2008 for the issuance of debt securities. In February 2009, Sysco filed with the SEC an automatically effective well-known seasoned issuer shelf registration statement for the issuance of an indeterminate amount of debt securities that may be issued from time to time.
     In March 2009, Sysco issued 5.375% senior notes totaling $250.0 million due March 17, 2019 (the 2019 notes) and 6.625% senior notes totaling $250.0 million due March 17, 2039 (the 2039 notes) under its February 2009 shelf registration. The 2019 and 2039 notes, which were priced at 99.321% and 98.061% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption. Proceeds from the notes will be utilized over a period of time for general corporate purposes, which may include acquisitions, refinancing of debt, working capital, share repurchases and capital expenditures.

     The 4.60% senior notes due March 15, 2014, the 5.375% senior notes due September 21, 2035 and the 6.5% debentures due August 1, 2028 are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows Sysco to retire the debentures and notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture and note holders are not penalized by the early redemption.
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
     Sysco’s Industrial Revenue Bonds have varying structures. Final maturities range from one to 16 years and certain of the bonds provide Sysco the right to redeem the bonds at various dates. These redemption provisions generally provide the bondholder a premium in the early redemption years, declining to par value as the bonds approach maturity.
Total Debt
     Total debt as of July 3, 2010 was $2,480.6 million of which approximately 81% was at fixed rates with a weighted average of 5.9% and an average life of 16 years, and the remainder was at floating rates with a weighted average of 2.3%. Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level. Sysco was in compliance with all debt covenants as of July 3, 2010.
Other
     As of July 3, 2010 and June 27, 2009 letters of credit outstanding were $28.4 million and $74.7 million, respectively.
11. LEASES
     Sysco has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $80.7 million, $83.7 million, and $95.3 million in fiscal 2010, 2009 and 2008, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.
     Aggregate minimum lease payments by fiscal year under existing non-capitalized long-term leases are as follows:

Amount
(In thousands)
2011	$48,845
2012	38,097
2013	29,315
2014	22,727
2015	18,606
Thereafter	55,056
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
     The company’s defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation. Sysco’s expense related to this plan was $22.8 million in fiscal 2010, $30.2 million in fiscal 2009, and $36.2 million in fiscal 2008.
     Sysco’s contributions to multi-employer pension plans, which include payments for voluntary withdrawals, were $51.5 million, $48.0 million, and $36.9 million in fiscal 2010, 2009 and 2008, respectively. Payments for voluntary withdrawals included in contributions were approximately $17.4 million and $15.0 million in fiscal 2010 and fiscal 2009, respectively. See further discussion of Sysco’s participation in multi-employer pension plans in Note 18, “Commitments and Contingencies.”
     In addition to receiving benefits upon retirement under the company’s Retirement Plan, participants in the Management Incentive Plan (see “Management Incentive Compensation” in Note 15, “Share-Based Compensation”) will receive benefits under a Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan.
Funded Status
     The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “Pension Benefits” in the tables below includes both the Retirement Plan and the SERP.

	Pension Benefits		Other Postretirement Plans
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
		(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,551,944	$1,634,987	$7,197	$9,155
Service cost	66,650	80,899	328	490
Interest cost	119,593	113,715	562	624
Amendments	—	26,752	—	527
Recognized net actuarial loss (gain)	523,432	(262,164)	734	(3,813)
Total disbursements	(49,315)	(42,245)	(360)	214

Benefit obligation at end of year	2,212,304	1,551,944	8,461	7,197

Change in plan assets:
Fair value of plan assets at beginning of year	1,244,085	1,526,572	—	—
Actual return on plan assets	174,269	(336,018)	—	—
Employer contribution	297,933	95,776	360	(214)
Total disbursements	(49,315)	(42,245)	(360)	214

Fair value of plan assets at end of year	1,666,972	1,244,085	—	—

Funded status at end of year	$(545,332)	$(307,859)	$(8,461)	$(7,197)

     In order to meet a portion of its obligations under the SERP, Sysco maintains life insurance policies on the lives of the participants with carrying values of $149.5 million as of July 3, 2010 and $130.2 million as of June 27, 2009. These policies are not included as plan assets or in the funded status amounts in the tables above and below. Sysco is the sole owner and beneficiary of such policies. The projected benefit obligation for the SERP of $363.5 million and $334.6 million as of July 3, 2010 and June 27, 2009, respectively, was included in Other long-term liabilities on the balance sheet.
     During fiscal 2009, the company merged participants from an under-funded multi-employer pension plan into its Retirement Plan and assumed $26.7 million of liabilities as part of its withdrawal agreement from this plan. These liabilities are due to the assumption of prior service costs related to the participants and their accrued benefits which were previously included in this multi-employer plan. This amount is reflected in the change in benefit obligation for Pension Benefits as of June 27, 2009 in the table above. See further discussion of this withdrawal under Multi-Employer Pension Plans in Note 18, “Commitments and Contingencies.”
     The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	Pension Benefits		Other Postretirement Plans
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
		(In thousands)
Prepaid pension cost	$—	$26,746	$—	$—
Current accrued benefit liability (Accrued expenses)	(21,574)	(18,786)	(333)	(358)
Non-current accrued benefit liability (Other long-term liabilities)	(523,758)	(315,819)	(8,128)	(6,839)

Net amount recognized	$(545,332)	$(307,859)	$(8,461)	$(7,197)

     Accumulated other comprehensive loss (income) as of July 3, 2010 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

		Other
	Pension Benefits	Postretirement Plans	Total
		(In thousands)
Prior service cost	$27,895	$648	$28,543
Net actuarial losses (gains)	948,389	(5,343)	943,046
Transition obligation	—	447	447

Total	$976,284	$(4,248)	$972,036

     Accumulated other comprehensive loss (income) as of June 27, 2009 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

		Other
	Pension Benefits	Postretirement Plans	Total
		(In thousands)
Prior service cost	$32,104	$833	$32,937
Net actuarial losses (gains)	534,892	(6,567)	528,325
Transition obligation	—	601	601

Total	$566,996	$(5,133)	$561,863

     The accumulated benefit obligation for the company-sponsored defined benefit pension plans was $2,051.1 million and $1,439.6 million as of July 3, 2010 and June 27, 2009, respectively.
     Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	Pension Benefits		Other Postretirement Plans
	July 3, 2010 (1)	June 27, 2009 (1)	July 3, 2010	June 27, 2009
		(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$2,051,115	$291,964	$8,461	$7,197
Fair value of plan assets at end of year	1,666,972	—	—	—

(1)	Information under Pension Benefits as of July 3, 2010 includes both the Retirement Plan and the SERP, however information as of June 27, 2009 includes the SERP only as the Retirement Plan’s fair value of plan assets exceeded the accumulated benefit obligation as of that date.
Components of Net Benefit Costs and Other Comprehensive Income
     The components of net company-sponsored pension costs for each fiscal year are as follows:

	Pension Benefits
	2010
	(53 Weeks)	2009	2008
		(In thousands)
Service cost	$66,650	$80,899	$90,570
Interest cost	119,593	113,715	101,218
Expected return on plan assets	(104,860)	(127,422)	(135,345)
Amortization of prior service cost	4,209	3,793	5,985
Amortization of net actuarial loss	40,526	17,729	3,409

Net pension costs	$126,118	$88,714	$65,837

     The components of other postretirement benefit costs for each fiscal year are as follows:

	Other Postretirement Plans
	2010
	(53 Weeks)	2009	2008
		(In thousands)
Service cost	$328	$490	$484
Interest cost	562	624	570
Amortization of prior service cost	185	130	143
Amortization of net actuarial gain	(490)	(158)	(156)
Amortization of transition obligation	153	153	153

Net other postretirement benefit costs	$738	$1,239	$1,194

     Net company-sponsored pension costs increased $37.4 million in fiscal 2010 due primarily to lower returns on assets of the Retirement Plan during fiscal 2009, partially offset by an increase in the discount rates used to calculate our projected benefit obligation and related pension expense for fiscal 2010. Net company-sponsored pension costs in fiscal 2011 are expected to increase by approximately $60.3 million over fiscal 2010 due primarily to a decrease in discount rates used to calculate our projected benefit obligation and related pension expense, partially offset by reduced amortization of expense from actuarial gains from higher returns on assets of Sysco’s Retirement Plan during fiscal 2010.
     Other changes in plan assets and benefit obligations recognized in other comprehensive loss related to company-sponsored pension plans for each fiscal year are as follows:

	Pension Benefits
	2010
	(53 Weeks)	2009	2008
		(In thousands)
Amortization of prior service cost	$4,209	$3,793	$5,985
Amortization of net actuarial loss	40,526	17,729	3,409
Pension liability assumption (prior service cost)	—	(26,704)	—
Prior service (cost) credit arising in current year	—	(48)	30,048
Net actuarial loss arising in current year	(454,023)	(201,417)	(232,044)

Net pension costs	$(409,288)	$(206,647)	$(192,602)

     Other changes in benefit obligations recognized in other comprehensive (loss) income related to other postretirement plans for each fiscal year are as follows:

	Other Postretirement Plans
	2010
	(53 Weeks)	2009	2008
		(In thousands)
Amortization of prior service cost	$185	$130	$143
Amortization of net actuarial gain	(490)	(158)	(156)
Amortization of transition obligation	153	153	153
Prior service cost arising in current year	—	(527)	—
Net actuarial (loss) gain arising in current year	(733)	3,813	208

Net pension costs	$(885)	$3,411	$348

     Amounts included in accumulated other comprehensive loss (income) as of July 3, 2010 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2011 are:

		Other
	Pension Benefits	Postretirement Plans	Total
		(In thousands)
Amortization of prior service cost	$3,960	$185	$4,145
Amortization of net actuarial losses (gains)	79,952	(388)	79,564
Amortization of transition obligation	—	153	153

Total	$83,912	$(50)	$83,862

Employer Contributions
     The company made cash contributions to its company-sponsored pension plans of $297.9 million and $95.8 million in fiscal years 2010 and 2009, respectively. The contributions in fiscal 2010 of $280.0 million to the Retirement Plan included the minimum required contribution for the calendar 2009 plan year to meet ERISA minimum funding requirements, as well as $140.0 million of contributions that would normally have been made in fiscal 2011. The contributions in fiscal 2009 of $80.0 million to the Retirement Plan were voluntary contributions. Additional contributions to the Retirement Plan are not currently anticipated in fiscal 2011. The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2011 contributions to fund benefit payments for the SERP and other postretirement plans are $22.2 million and $0.3 million, respectively.
Estimated Future Benefit Payments
     Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

		Other
	Pension Benefits	Postretirement Plans
	(In thousands)
2011	$58,164	$344
2012	67,305	438
2013	74,825	539
2014	83,422	628
2015	92,573	741
Subsequent five years	634,222	4,649
Assumptions
     Weighted-average assumptions used to determine benefit obligations as of year-end were:

	July 3, 2010	June 27, 2009
Discount rate — Retirement Plan	6.15%	8.02%
Discount rate — SERP	6.35	7.14
Discount rate — Other Postretirement Plans	6.32	8.02
Rate of compensation increase — Retirement Plan	5.30	5.21
     For determining the benefit obligations as of July 3, 2010, the SERP calculations utilized an age-graded salary growth assumption. For determining the benefit obligations as of June 27, 2009, the SERP calculations used an age-graded salary growth assumption with reductions taken for determining fiscal 2010 pay due to base salary freezes in effect for fiscal 2010.

     Weighted-average assumptions used to determine net company-sponsored pension costs and other postretirement benefit costs for each fiscal year were:

	2010	2009	2008
Discount rate — Retirement Plan	8.02%	6.94%	6.78%
Discount rate — SERP	7.14	7.03	6.64
Discount rate — Other Postretirement Plans	8.02	6.94	6.78
Expected rate of return — Retirement Plan	8.00	8.00	8.50
Rate of compensation increase — Retirement Plan	5.21	6.17	6.17
     For determining the net pension costs related to the SERP for fiscal 2010, the SERP calculations utilized an age-graded salary growth assumption with reductions taken for determining fiscal 2010 pay due to base salary freezes in effect for fiscal 2010. The calculation for fiscal 2009 assumed various levels of base salary increase and decrease for determining pay for fiscal 2009 depending upon the participant’s position with the company and a 7% salary growth assumption for all participants for fiscal 2010 and thereafter. The calculation for fiscal 2008 assumed annual salary increases of 7%.
     A healthcare cost trend rate is not used in the calculations of postretirement benefit obligations because Sysco subsidizes the cost of postretirement medical coverage by a fixed dollar amount, with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.
     For guidance in determining the discount rate, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate to be used for the calculation of fiscal 2011 net company-sponsored benefit costs for the Retirement Plan is 6.15%. The discount rate to be used for the calculation of fiscal 2011 net company-sponsored benefit costs for the SERP is 6.35%. The discount rate to be used for the calculation of fiscal 2011 net company-sponsored benefit costs for the Other Postretirement Plans is 6.32%.
     The expected long-term rate of return on plan assets is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate. In fiscal 2009, the expected long-term rate of return on plan assets assumption was changed to a net return on assets assumption, which contributed to the 0.50% decrease in the assumption to 8.00% in fiscal 2009. Prior to fiscal 2009, this assumption represented gross return on assets, and plan expenses were reflected within service cost. Due to this change, beginning in fiscal 2009, actual expenses are no longer reflected in the change in benefit obligation and change in plan assets sections of funded status table above. The expected long-term rate of return to be used in the calculation of fiscal 2011 net company-sponsored benefit costs for the Retirement Plan is 8.00%.
Plan Assets
Investment Strategy
     The company’s overall strategic investment objectives for the Retirement Plan are to preserve capital for future benefit payments and to balance risk and return. In order to accomplish these objectives, the company oversees the Retirement Plan’s investment objectives and policy design, decides proper plan asset class strategies and structures, monitors the performance of plan investment managers and investment funds and determines the proper investment allocation of pension plan contributions and withdrawals. The company has created a set of investment guidelines for the Retirement Plan’s investment managers. These guidelines are tailored to the investment strategy of each manager and state limits of holdings in any single issuer, industry or country and also the minimum number of holdings for each portfolio. These guidelines also specify prohibited transactions, including borrowing of money except for real estate portfolios or opportunistic funds, the purchase of securities on margin unless fully collateralized by cash or cash equivalents or short sales, pledging or mortgaging of any securities except for loans of securities that are fully collateralized, market timing transactions and the purchase of the securities of Sysco or the investment manager. The purchase or sale of derivatives for speculation or leverage is also prohibited; however, investment managers are allowed to use derivative securities so long as they do not increase the risk profile or leverage of the manager’s portfolio.

     The company’s target and actual investment allocation as of July 3, 2010 is as follows:

	Target Asset	Actual Asset
	Allocation Range	Allocation
U.S. equity	23-31%	37%
International equity	23-31	18
Fixed income long duration	23-31	37
Fixed income high yield	6-12	7
Alternative investments	3-13	1

		100%

     Sysco’s investment strategy is implemented through a combination of balanced and specialist investment managers, passive investment funds and actively-managed investment funds. U.S. equity consists of both large-cap and small-to-mid-cap securities. Fixed income long duration investments include U.S. government and agency securities, corporate bonds from diversified industries, asset-backed securities, mortgage-backed securities, other debt securities and derivative securities. Fixed income high yield consists of below investment grade corporate debt securities and may include derivative securities. Alternative investments may include private equity, private real estate, timberland, and commodities investments. Investment funds are selected based on each fund’s stated investment strategy to align with Sysco’s overall target mix of investments. Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate. As of July 3, 2010, actual asset allocation varied significantly from the stated target in certain categories, as the company had recently completed an asset allocation study and rebalancing of the portfolio to the revised target allocation range was not yet complete as of July 3, 2010.
     As discussed above, the Retirement Plan’s investments in equity, fixed income and real estate provide a range of returns and also expose the plan to investment risk. However, the investment policies put in place by the company require diversification of plan assets across issuers, industries and countries. As such, the Retirement Plan does not have significant concentrations of risk in plan assets.
Fair Value of Plan Assets
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). See Note 3, “Fair Value Measurements,” for a description of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
     Cash and cash equivalents: Valued at amortized cost, which approximates fair value. Cash and cash equivalents is included as a Level 2 measurement in the table below.
     Equity securities: Valued at the closing price reported on the exchange market. If a stock is not listed on a public exchange, such as an American Depository Receipt or some preferred stocks, the stock is valued using an evaluated bid price based on a compilation of observable market information. Inputs used include yields, the underlying security “best price”, adjustments for corporate actions and exchange prices of underlying and common stock of the same issuer. Equity securities valued at the closing price reported on the exchange market are classified as a Level 1 measurement in the table below; all other equity securities are included as a Level 2 measurement.
     Fixed income securities: Valued using evaluated bid prices based on a compilation of observable market information or a broker quote in a non-active market. Inputs used vary by type of security, but include spreads, yields, rate benchmarks, rate of prepayment, cash flows, rating changes and collateral performance and type. All fixed income securities are included as a Level 2 measurement in the table below.
     Investment funds: Valued at the net asset value (NAV) provided by the manager of each fund. The NAV is calculated as the underlying net assets owned by the fund, divided by the number of shares outstanding. The NAV is based on the fair value of the underlying securities within the fund. The real estate fund is valued at the NAV of shares held by the Retirement Plan, which is based on the valuations of the underlying real estate investments held by the fund. Each real estate investment is valued on the basis of a discounted cash flow approach. Inputs used include future rental receipts, expenses and residual values from a market participant view of the highest and best use of the real estate as rental property. All investment funds, with the exception of the real estate fund, are included as a Level 2 measurement in the table below. The real estate fund is included as a Level 3 measurement.
     Derivatives: Valuation method varies by type of derivative security.

•	Credit default and interest rate swaps: Valued using evaluated bid prices based on a compilation of observable market information. Inputs used for credit default swaps include spread curves and trade data about the credit quality of the counterparty. Inputs used for interest rate swaps include benchmark yields, swap curves, cash flow analysis, and interdealer broker rates. Credit default and interest rate swaps are included as a Level 2 measurement in the table below.

•	Foreign currency contracts: Valued using a standardized interpolation model that utilizes the quoted prices for standard-length forward foreign currency contracts and adjusts to the remaining term outstanding on the contract being valued. Foreign currency contracts are included as a Level 2 measurement in the table below.

•	Futures and option contracts: Valued at the closing price reported on the exchange market for exchange-traded futures and options. Over-the-counter options are valued using pricing models that are based on observable market information. Exchange-traded futures and options are included as a Level 1 measurement in the table below; over-the-counter options are included as a Level 2 measurement.
     The following table presents the fair value of the Retirement Plan’s assets by major asset category as of July 3, 2010:

	Assets Measured at Fair Value as of July 3, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Cash and cash equivalents [1]	$—	$71,327	$—	$71,327
U.S. equity:
U.S. large-cap [1]	259,621	161,228	—	420,849
U.S. small-to-mid-cap	172,930	—	—	172,930
International equity [2]	—	285,184	—	285,184
Fixed income long duration:
U.S. government and agency securities	—	178,097	—	178,097
Corporate bonds [1]	—	225,412	—	225,412
Asset-backed securities	—	12,108	—	12,108
Mortgage-backed securities, net [3]	—	124,312	—	124,312
Other [1]	—	48,452	—	48,452
Derivatives, net [4]	600	991	—	1,591
Fixed income high yield [2]	—	120,984	—	120,984
Alternative investments:
Real estate [2]	—	—	17,065	17,065

Total investments at fair value	$433,151	$1,228,095	$17,065	$1,678,311

Other [5]				(11,339)

Fair value of plan assets at end of year				$1,666,972

[1]	Include direct investments and investment funds.

[2]	Include investments in investment funds only.

[3]	Include direct investments, investment funds and forward settling sales.

[4]	Include credit default swaps, interest rate swaps, foreign currency contracts, futures and options. The fair value of asset positions totaled $13.5 million; the fair value of liability positions totaled $11.9 million.

[5]	Include primarily plan receivables and payables, net.
     The following table sets forth a summary of changes in the fair value of the Retirement Plan’s Level 3 assets for the fiscal year ended July 3, 2010:

Real Estate
Fund
(In thousands)
Balance, June 27, 2009	$14,839
Actual return on plan assets:
Relating to assets still held at the reporting date	(1,545)
Relating to assets sold during the period	(15)
Purchases and sales	3,786
Transfers in and/or out of Level 3	—

Balance, July 3, 2010	$17,065

     The percentage of the fair value of plan assets by asset category as of June 27, 2009 is as follows:

June 27, 2009
Equity securities	60.6%
Debt securities	38.1
Real estate	1.3

Total	100.0%

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
     A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the periods presented follows:

	2010
	(53 Weeks)	2009	2008
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$1,179,983	$1,055,948	$1,106,151

Denominator:
Weighted-average basic shares outstanding	592,157,221	595,127,577	605,905,545
Dilutive effect of share-based awards	1,432,821	941,627	5,065,238

Weighted-average diluted shares outstanding	593,590,042	596,069,204	610,970,783

Basic earnings per share:	$1.99	$1.77	$1.83

Diluted earnings per share:	$1.99	$1.77	$1.81

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 58,200,000, 63,000,000 and 33,400,000 for fiscal 2010, 2009 and 2008, respectively.
     Dividends declared were $585.7 million, $557.5 million and $513.6 million in fiscal 2010, 2009 and 2008, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $148.0 million, $142.0 million and $132.0 million in fiscal 2010, 2009 and 2008, respectively.
14. COMPREHENSIVE INCOME
     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustments, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. The amortization of the cash flow hedge noted in the tables below relates to a cash flow hedge of a forecasted debt issuance which was settled in September 2005 and is being amortized over the life of the related debt. Comprehensive income was $977.7 million, $846.7 million and $1,018.7 million in fiscal 2010, 2009 and 2008, respectively.

     A summary of the components of other comprehensive (loss) income and the related tax effects for each of the years presented is as follows:

	2010
	(53 Weeks)
	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Foreign currency translation adjustment	$49,973	$—	$49,973
Amortization of cash flow hedge	695	267	428
Amortization of prior service cost	4,394	1,687	2,707

Amortization of net actuarial loss (gain), net	40,037	15,373	24,664
Amortization of transition obligation	153	60	93
Net actuarial (loss) gain, net arising in current year	(454,756)	(174,626)	(280,130)

Other comprehensive loss	$(359,504)	$(157,239)	$(202,265)

	2009
	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Foreign currency translation adjustment	$(84,452)	$—	$(84,452)
Amortization of cash flow hedge	694	266	428
Amortization of prior service cost	3,923	1,505	2,418

Amortization of net actuarial loss (gain), net	17,571	6,747	10,824
Amortization of transition obligation	153	60	93
Pension liability assumption	(26,704)	(10,254)	(16,450)
Prior service cost arising in current year	(575)	(221)	(354)
Net actuarial (loss) gain, net arising in current year	(197,604)	(75,879)	(121,725)

Other comprehensive loss	$(286,994)	$(77,776)	$(209,218)

	2008
	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Foreign currency translation adjustment	$30,514	$—	$30,514
Amortization of cash flow hedge	693	266	427
Amortization of prior service cost	6,128	2,351	3,777
Amortization of net actuarial loss (gain), net	3,253	1,250	2,003
Amortization of transition obligation	153	60	93
Prior service credit arising in current year	30,048	11,538	18,510
Net actuarial (loss) gain, net arising in current year	(231,836)	(89,025)	(142,811)

Other comprehensive loss	$(161,047)	$(73,560)	$(87,487)

     The following table provides a summary of the changes in accumulated other comprehensive (loss) income for the years presented:

	Pension and
	Other
	Postretirement		Interest Rate
	Benefit Plans,	Foreign Currency	Swap,
	net of tax	Translation	net of tax	Total
	(In thousands)
Balance as of June 30, 2007	(125,265)	133,500	(12,296)	(4,061)
Adoption of pension measurement date provision	22,780	—	—	22,780
Foreign currency translation adjustment	—	30,514	—	30,514
Amortization of cash flow hedge	—	—	427	427
Amortization of prior service cost	3,777	—	—	3,777

Amortization of net actuarial loss (gain), net	2,003	—	—	2,003
Amortization of transition obligation	93	—	—	93
Prior service credit arising in current year	18,510	—	—	18,510
Net actuarial (loss) gain, net arising in current year	(142,811)	—	—	(142,811)

Balance as of June 28, 2008	(220,913)	164,014	(11,869)	(68,768)
Foreign currency translation adjustment	—	(84,452)	—	(84,452)
Amortization of cash flow hedge	—	—	428	428
Amortization of prior service cost	2,418	—	—	2,418

Amortization of net actuarial loss (gain), net	10,824	—	—	10,824
Amortization of transition obligation	93	—	—	93
Pension liability assumption	(16,450)	—	—	(16,450)
Prior service cost arising in current year	(354)	—	—	(354)
Net actuarial (loss) gain, net arising in current year	(121,725)	—	—	(121,725)

Balance as of June 27, 2009	(346,107)	79,562	(11,441)	(277,986)
Foreign currency translation adjustment	—	49,973	—	49,973
Amortization of cash flow hedge	—	—	428	428
Amortization of prior service cost	2,707	—	—	2,707

Amortization of net actuarial loss (gain), net	24,664	—	—	24,664
Amortization of transition obligation	93	—	—	93
Net actuarial (loss) gain, net arising in current year	(280,130)	—	—	(280,130)

Balance as of July 3, 2010	$(598,773)	$129,535	$(11,013)	$(480,251)

15. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.
Stock Incentive Plans
     Sysco’s 2007 Stock Incentive Plan was amended in November 2009 to increase the total number of shares authorized for issuance under the plan from 30,000,000 to 55,000,000 shares. The number of shares available for issuance as options or stock appreciation rights was increased from 25,000,000 to 55,000,000 shares. The number of shares available for issuance as restricted stock, restricted stock units or other types of stock-based awards was increased from 5,000,000 to 10,000,000 shares. The amendment also removed the provision that allowed for issuance of restricted stock, restricted stock units and other types of stock-based awards in excess of the 5,000,000 share limitation if the aggregate number of shares available for issuance under the plan was reduced by four shares for each share issued in excess of the limitation. To date, Sysco has issued options, restricted stock and restricted stock units under this plan. Vesting requirements for awards under this plan will vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under this plan will be no greater than seven years. As of July 3, 2010, there were 32,193,732 remaining shares authorized and available for grant in total under the amended 2007 Stock Incentive Plan, of which the full 32,193,732 shares may be issued as options or stock appreciation rights, or as a combination of up to 9,316,989 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards with the remainder available for issuance as options or stock appreciation rights.
     Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of July 3, 2010. No new options will be issued under any of the prior plans, as future grants to employees will be made through the amended 2007 Stock Incentive Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.
     In November 2009, Sysco’s 2009 Non-Employee Directors Stock Plan was adopted and provides for the issuance of up to 750,000 shares of Sysco common stock for share-based awards to non-employee directors. The authorized shares may be granted as restricted stock, restricted stock units, elected shares or additional shares. In addition, options and unvested common shares also remained outstanding as of July 3, 2010 under previous non-employee director stock plans. No further grants will be made under these previous plans, as all future grants to non-employee directors will be made through the 2009 Non-Employee Directors Stock Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or vesting based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years. As of July 3, 2010, there were 741,873 remaining shares authorized and available for grant in total under the 2009 Non-Employee Directors Stock Plan.
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
     In addition, certain of Sysco’s options provide that the options continue to vest as if the optionee continued to be an employee or director if the optionee meets certain age and years of service thresholds upon retirement. In these cases, for awards granted through July 2, 2005, Sysco will recognize the compensation cost for such awards over the service period and accelerate any remaining unrecognized compensation cost when the employee retires. Due to the adoption of the fair value recognition provisions of the stock compensation accounting guidance, for awards granted subsequent to July 2, 2005, Sysco will recognize compensation cost for such awards over the period from the grant date to the date the employee or director first becomes eligible to retire with the options continuing to vest after retirement. If Sysco had recognized compensation cost for such awards over the period from the grant date to the date the employee or the director first became eligible to retire with the options continuing to vest after retirement for all periods presented, recognized compensation cost would not have been materially different for fiscal 2010. Recognized compensation cost would have been $3.5 million and $8.3 million lower for fiscal 2009 and 2008, respectively.
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
     The following weighted-average assumptions were used for each fiscal year presented:

	2010		2009		2008
Dividend yield	3.6%		3.2%		2.6%
Expected volatility	25.4%		34.7%		23.0%
Risk-free interest rate	2.3%		2.3%		3.8%
Expected life	4.9	years	4.5	years	4.5	years

     The following summary presents information regarding outstanding options as of July 3, 2010 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

			Weighted Average
		Weighted	Remaining	Aggregate
	Shares Under	Average Exercise	Contractual Term	Intrinsic Value
	Option	Price Per Share	(in years)	(in thousands)
Outstanding as of June 27, 2009	68,431,512	$29.72
Granted	8,494,200	27.41
Exercised	(2,715,794)	22.09
Forfeited	(945,511)	30.91
Expired	(429,010)	29.38

Outstanding as of July 3, 2010	72,835,397	$29.72	3.06	$47,345

Vested or expected to vest as of July 3, 2010	72,098,920	$29.74	3.04	$46,304

Exercisable as of July 3, 2010	51,267,445	$30.26	2.17	$19,508

     The total number of employee options granted was 8,494,200, 8,089,750 and 6,438,968 in fiscal years 2010, 2009 and 2008, respectively. During fiscal 2010, 1,451,500 options were granted to 12 executive officers and 7,042,700 options were granted to approximately 1,600 other key employees. During fiscal 2009, 1,395,000 options were granted to 12 executive officers and 6,694,750 options were granted to approximately 1,700 other key employees. During fiscal 2008, 699,000 options were granted to 12 executive officers and 5,739,968 options were granted to approximately 1,500 other key employees.
     The weighted average grant-date fair value of options granted in fiscal 2010, 2009 and 2008 was $4.53, $5.88 and $6.50, respectively. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $16.3 million, $24.4 million and $33.6 million, respectively.
Restricted Stock Units
     In fiscal 2010, 652,300 restricted stock units were granted to employees that will vest ratably over a three-year period. The majority of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the fiscal 2010 was $27.24.
Restricted Stock
     In fiscal 2009, 75,822 shares of restricted stock were granted to an executive officer. The fair value of these shares was $23.74 per share, which was based on the stock price on the grant date. These shares will vest ratably over a three-year period. In fiscal 2010, this executive officer announced his retirement, and 37,911 of the shares were forfeited according to the terms of the agreement. The remaining shares have vested or will vest according to the terms of the agreement as amended in connection with the executive officer’s retirement.
Non-Employee Director Stock Grants
     The 2009 Non-Employee Directors Stock Plan, as well as previous plans, provides for the issuance of restricted stock to current non-employee directors. During fiscal 2010, 2009 and 2008, 58,310, 65,631 and 52,430 shares, respectively, of restricted stock were granted to non-employee directors. These shares will vest ratably over a three-year period. The weighted average grant-date fair value of the shares granted during fiscal 2010, 2009 and 2008 was $27.44, $24.99 and $33.09, respectively.
     Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. Previous plans allowed for the election to receive up to 50% of annual directors’ fees in Sysco common stock. Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations. As a result of such elections, a total of 23,111, 21,966 and 13,051 shares with a weighted-average grant date fair value of $24.42, $27.49 and $33.33 per share were issued in fiscal 2010, 2009 and 2008, respectively.

Summary of Nonvested Awards
     The following summary presents information regarding outstanding nonvested awards as of July 3, 2010 and changes during the fiscal year then ended with regard to these awards under all stock incentive plans. Award types represented include: restricted stock units granted to employees, restricted stock granted to employees and restricted stock granted to non-employee directors.

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Nonvested as of June 27, 2009	193,078	$26.67
Granted	710,610	27.26
Vested	(78,620)	27.79
Forfeited	(46,445)	24.27

Nonvested as of July 3, 2010	778,623	$27.23

Employees’ Stock Purchase Plan
     Sysco has an Employees’ Stock Purchase Plan that permits employees to invest in Sysco common stock by means of periodic payroll deductions at 85% of the closing price on the last business day of each calendar quarter. The total number of shares which may be sold pursuant to the plan may not exceed 74,000,000 shares, of which 3,557,596 remained available as of July 3, 2010.
     During fiscal 2010, 1,827,386 shares of Sysco common stock were purchased by the participants as compared to 2,031,695 shares purchased in fiscal 2009 and 1,769,421 shares purchased in fiscal 2008. In July 2010, 411,629 shares were purchased by participants.
     The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $3.87, $3.85 and $4.81 per share during fiscal 2010, 2009 and 2008, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.
Management Incentive Compensation
     Sysco’s Management Incentive Plan compensates key management personnel for specific performance achievements. With respect to bonuses for fiscal 2008 and earlier years, the bonuses earned and expensed under this plan were paid in the following fiscal year in both cash and stock or deferred for payment in future years at the election of each participant. The stock awards under this plan immediately vested upon issuance; however, participants are restricted from selling, transferring, giving or otherwise conveying the shares for a period of two years from the date of issuance of such shares. The fair value of the stock issued under the Management Incentive Plan was based on the stock price less a 12% discount for post-vesting restrictions. The discount for post-vesting restrictions is estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period. In May 2008, the Management Incentive Plan was amended to remove the stock component of the bonus structure from all future bonuses granted. Therefore, fiscal 2008 was the last year for the bonus to include a stock component.
     A total of 672,087 shares at a fair value of $28.22 and 588,143 shares at a fair value of $32.99, were issued pursuant to this plan in fiscal 2009 and 2008, respectively, for bonuses earned in the preceding fiscal years.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $66.4 million, $56.0 million and $80.7 million for fiscal 2010, 2009 and 2008, respectively, and is included within operating expenses in the consolidated results of operations. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $13.9 million, $9.9 million and $15.7 million for fiscal 2010, 2009 and 2008, respectively.
     As of July 3, 2010, there was $66.2 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.76 years.
     Cash received from option exercises and purchases of shares under the Employees’ Stock Purchase Plan was $94.8 million, $111.8 million and $128.2 million during fiscal 2010, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.4 million, $7.4 million and $9.4 million during fiscal 2010, 2009 and 2008, respectively.

16. INCOME TAXES
Income Tax Provisions
     The income tax provision for each fiscal year consists of the following:

	2010
	(53 Weeks)	2009	2008
	(In thousands)
United States federal income taxes	$542,535	$602,595	$584,584
State and local income taxes	80,492	87,223	79,587
Foreign income taxes	46,579	25,068	21,016

Total	$669,606	$714,886	$685,187

     The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2010
	(53 Weeks)	2009	2008
	(In thousands)
Current	$791,120	$1,010,595	$42,830
Deferred	(121,514)	(295,709)	642,357

Total	$669,606	$714,886	$685,187

     The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Affecting the comparison of the deferred tax provisions is the Internal Revenue Service (IRS) settlement discussed below. Beginning in fiscal 2009, the company is no longer deferring U.S. federal taxes with respect to Baugh Supply Chain Cooperative (BSCC), and the balance of previously deferred taxes will be paid according to the schedule noted below. The provision for fiscal 2008 reflected Sysco’s treatment of BSCC-related deferred taxes prior to the IRS settlement was impacted by the reclassification of deferred supply chain distributions from current deferred tax liabilities to accrued income taxes based on the timing of when payments related to these items became payable.
Internal Revenue Service Settlement
     Sysco’s affiliate BSCC, is a cooperative taxed under subchapter T of the United States Internal Revenue Code, the operation of which has resulted in a deferral of tax payments. The IRS, in connection with its audits of the company’s 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that the company had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the IRS in the first quarter of fiscal 2010 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts that were recorded within deferred taxes related to BSCC over a three-year period and make a one-time payment of $41.0 million, of which approximately $39.0 million was non-deductible. The settlement addressed the BSCC deferred tax issue as it related to the IRS audit of the company’s 2003 through 2006 federal income tax returns, and settled the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, the company will pay the amounts owed in the following schedule:

Amounts paid annually:	(In thousands)
Fiscal 2010	$528,000
Fiscal 2011	212,000
Fiscal 2012	212,000
     As noted in the table above, $528.0 million was paid related to settlement in fiscal 2010. Amounts to be paid in fiscal 2011 and 2012 will be paid in connection with Sysco’s quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. The company believes it has access to sufficient cash on hand, cash flows from operations and current access to capital to make payments on all of the amounts noted above. The company had previously accrued interest for a portion of the exposure pertaining to the IRS proposed adjustments and as a result of the settlement with the IRS, Sysco recorded an income tax benefit of approximately $29.0 million in the first quarter of fiscal 2010.
     Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of fiscal 2010. Additionally, beginning in fiscal 2009, the company is not deferring taxes for federal purposes according to its agreement with the IRS.

Deferred Tax Assets and Liabilities
     Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	July 3, 2010	June 27, 2009
	(In thousands)
Deferred tax liabilities:
Deferred supply chain distributions	$542,424	$750,755
Excess tax depreciation and basis differences of assets	288,122	254,131
Goodwill and intangible assets	157,943	141,525
Other	26,032	14,190

Total deferred tax liabilities	1,014,521	1,160,601
Deferred tax assets:
Net operating tax loss carryforwards	70,439	75,079
Benefit on unrecognized tax benefits	32,790	55,609
Pension	213,398	121,995
Share-based compensation	54,426	33,553
Deferred compensation	39,823	55,746
Self-insured liabilities	40,623	40,912
Receivables	54,511	44,799
Inventory	47,256	39,491
Other	34,836	29,669

Total deferred tax assets	588,102	496,853

Valuation allowances	23,115	24,994

Total net deferred tax liabilities	$449,534	$688,742

     The company had state and Canadian net operating tax losses as of July 3, 2010 and June 27, 2009. The net operating tax losses outstanding as of July 3, 2010 expire in fiscal years 2011 through 2030. Valuation allowances of $23.1 million and $25.0 million were recorded for the state tax loss carryforwards as of July 3, 2010 and June 27, 2009, respectively, as management believes that it is more likely than not that a portion of the benefits of these state tax loss carryforwards will not be realized.
Effective Tax Rates
     Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2010	2009	2008
United States statutory federal income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of any applicable federal income tax benefit	2.89	2.59	2.25
Foreign income taxes	(0.31)	(0.96)	(1.11)
Impact of uncertain tax benefits	(1.46)	1.75	0.64
Impact of adjusting carrying value of corporate-owned life insurance policies to their cash surrender values	(0.45)	0.95	0.19
Other	0.53	1.04	1.28

	36.20%	40.37%	38.25%

     The effective tax rate of 36.20% for fiscal 2010 was favorably impacted by two items. First, as discussed above, the company recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS. Second, the gain of $21.6 million, which had a tax impact of $8.3 million, recorded to adjust the carrying value of COLI policies to their cash surrender values in fiscal 2010 was non-taxable for income tax purposes and had the impact of decreasing the effective tax rate in the period.
     The effective tax rate of 40.37% for fiscal 2009 was unfavorably impacted primarily by two factors. First, the company recorded tax adjustments related to federal and state uncertain tax positions of $31.0 million. Second, the loss of $43.8 million, which had a tax impact of $16.8 million, recorded to adjust the carrying value of COLI policies to their cash surrender values was non-deductible for income tax purposes and had the impact of increasing the effective tax rate for the period. The effective tax rate for fiscal 2009 was favorably impacted by the reversal of valuation allowances of $7.8 million previously recorded on Canadian net operating loss deferred tax assets.

     The effective tax rate of 38.25% for fiscal 2008 was favorably impacted by tax benefits of approximately $7.7 million resulting from the recognition of a net operating loss deferred tax asset which arose due to a state tax law change, $8.6 million related to the reversal of valuation allowances previously recorded on Canadian net operating loss deferred tax assets and $5.5 million related to the reduction in net Canadian deferred tax liabilities due to a federal tax rate reduction. The effective tax rate for fiscal 2008 was unfavorably impacted by the recording of tax and interest related to uncertain tax positions, share-based compensation expense and the recognition of losses of $8.7 million, which had an unfavorable tax impact of $3.3 million, recorded to adjust the carrying value of COLI policies to their cash surrender values.
Uncertain Tax Positions
     Effective July 1, 2007, the company adopted the accounting and disclosure provisions related to uncertain tax positions. This guidance provides that a tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon settlement. As a result of this adoption, the company recognized, as a cumulative effect of change in accounting principle, a $91.6 million decrease in its beginning retained earnings on its July 1, 2007 balance sheet.
     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2010	2009
	(In thousands)
Unrecognized tax benefits at beginning of year	$92,145	$87,929
Additions for tax positions related to prior years	2,796	21,645
Reductions for tax positions related to prior years	(8,645)	(1,959)
Additions for tax positions related to the current year	19,595	10,935
Reductions for tax positions related to the current year	—	—
Reductions due to settlements with taxing authorities	(15,608)	(24,817)
Reductions due to lapse of applicable statute of limitations	(432)	(1,588)

Unrecognized tax benefits at end of year	$89,851	$92,145

     As of July 3, 2010, $15.9 million of the gross liability for unrecognized tax benefits was netted within prepaid income taxes as payment was expected to occur during fiscal 2011. As of July 3, 2010, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $40.6 million, of which $8.7 million was netted within prepaid income taxes as payment was expected to occur during fiscal 2011. The expense recorded for interest and penalties related to unrecognized tax benefits in fiscal 2010 was $12.0 million.
     As of June 27, 2009, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $147.0 million, of which $41.0 million was classified within accrued income taxes as payment was to occur during fiscal 2010. The expense recorded for interest and penalties related to unrecognized tax benefits in fiscal 2009 was $18.7 million.
     To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, estimated amounts required by the accounting guidance related to uncertain tax positions have been accrued and are classified as a component of income taxes in the consolidated results of operations.
     If Sysco were to recognize all unrecognized tax benefits recorded as of July 3, 2010, approximately $62.4 million of the $89.9 million reserve would reduce the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. At this time, an estimate of the range of the reasonably possible change cannot be made.
     The IRS is auditing Sysco’s 2007 and 2008 federal income tax returns. As of July 3, 2010, Sysco’s tax returns in the majority of the state and local jurisdictions and Canada are no longer subject to audit for the years before 2003. However, some jurisdictions have audits open prior to 2003, with the earliest dating back to 1996. Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been accrued for any adjustments that may result from those open years.

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
17. ACQUISITIONS
     During fiscal 2010, in the aggregate, the company paid cash of $29.3 million for operations acquired during fiscal 2010 and for contingent consideration related to operations acquired in previous fiscal years. During fiscal 2010, Sysco acquired for cash a broadline foodservice operation in Syracuse, New York, a produce distributor in Atlanta, Georgia and a seafood distributor in Edmonton, Alberta, Canada. The fiscal 2010 acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.
     Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain outstanding contingencies are resolved. As of July 3, 2010, aggregate contingent consideration amounts outstanding relating to acquisitions was $52.8 million, of which $51.0 million could result in the recording of additional goodwill.
18. COMMITMENTS AND CONTINGENCIES
     Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial position or results of operations of the company when ultimately concluded.
Multi-Employer Pension Plans
     Sysco contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 11% of Sysco’s current employees are participants in such multi-employer plans. In fiscal 2010, total contributions to these plans were approximately $51.5 million.
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
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of these plans. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2008 to June 30, 2009, Sysco estimates its share of withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $183.0 million as of July 3, 2010, based on a voluntary withdrawal. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2008; therefore, the company’s estimated liability reflects the asset losses incurred by the financial markets as of that date. In general, the financial markets have improved since December 31, 2008; therefore, management believes Sysco’s current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of July 3, 2010, Sysco had approximately $0.9 million in liabilities recorded in total related to certain multi-employer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.
     During fiscal 2008, the company obtained information that a multi-employer pension plan it participated in failed to satisfy minimum funding requirements for certain periods and concluded that it was probable that additional funding would be required as well as the payment of excise tax. As a result, during fiscal 2008, Sysco recorded a liability of approximately $16.5 million related to its share of the minimum funding requirements and related excise tax for these periods. During the first quarter of fiscal 2009, Sysco effectively withdrew from this multi-employer pension plan in an effort to secure benefits for Sysco’s employees that were participants in the plan and to manage the company’s exposure to this under-funded plan. Sysco agreed to pay $15.0 million to the plan, which included the minimum funding requirements. In connection with this withdrawal agreement, Sysco merged participants from this plan into its company-sponsored Retirement Plan and assumed $26.7 million in liabilities. The payment to the plan was made in the second quarter of fiscal 2009. If this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, prior to September 2010, the company could have additional liability. The company does not currently believe a mass withdrawal from this plan prior to September 2010 is probable.
     Sysco has experienced other instances triggering voluntary withdrawal from multi-employer pension plans. Total withdrawal liability provisions recorded include $2.9 million in fiscal 2010, $9.6 million in fiscal 2009 and $22.3 million in fiscal 2008.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of July 3, 2010, we had forward diesel fuel commitments totaling approximately $93.0 million through September 2011.
Other Commitments
     Sysco has committed to product purchases for resale in order to leverage the company’s purchasing power. A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2013. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of July 3, 2010 totaled approximately $891.4 million. Minimum amounts committed to by year are as follows: $704.1 million in fiscal 2011, $182.5 million in fiscal 2012 and $4.8 million in fiscal 2013.
     Sysco has committed with a third party service provider to provide hardware and hardware hosting services. The services are to be provided over a ten year period beginning in fiscal 2005 and ending in fiscal 2015. The total cost of the services over that period is expected to be approximately $534.0 million. This amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources and the adjustments for inflation provided for in the agreements. Sysco may also cancel a portion or all of the services provided subject to termination fees which decrease over time. If Sysco were to terminate all of the services in fiscal 2011, the estimated termination fee incurred in fiscal 2011 would be approximately $16.4 million.
19. BUSINESS SEGMENT INFORMATION
     The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise. The Broadline reportable segment is an aggregation of the company’s United States, Canadian and European Broadline segments. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to its customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. “Other” financial information is attributable to the company’s other operating segments, including the company’s specialty produce, custom-cut meat and lodging industry segments and a company that distributes to international customers.
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
     Included in corporate expenses, among other items, are:
•	Gains and losses recognized to adjust corporate-owned life insurance policies to their cash surrender values;

•	Share-based compensation expense;

•	Expenses related to the company’s Business Transformation Project; and

•	Corporate-level depreciation and amortization expense.

     The following table sets forth the financial information for Sysco’s business segments:

	Fiscal Year
	2010
	(53 Weeks)	2009	2008
	(In thousands)
Sales:
Broadline	$29,737,718	$29,234,199	$29,824,553
SYGMA	4,891,279	4,839,036	4,574,880
Other	3,158,855	3,242,115	3,590,738
Intersegment sales	(544,357)	(462,020)	(468,060)

Total	$37,243,495	$36,853,330	$37,522,111

Operating income:
Broadline	$2,075,647	$1,959,963	$1,931,881
SYGMA	47,311	30,193	8,261
Other	122,483	101,355	136,533

Total segments	2,245,441	2,091,511	2,076,675
Corporate expenses	(269,573)	(219,300)	(196,726)

Total operating income	1,975,868	1,872,211	1,879,949

Interest expense	125,477	116,322	111,541
Other expense (income), net	802	(14,945)	(22,930)

Earnings before income taxes	$1,849,589	$1,770,834	$1,791,338

Depreciation and amortization:
Broadline	$275,639	$265,526	$258,171
SYGMA	23,822	26,753	30,467
Other	34,389	37,629	36,692

Total segments	333,850	329,908	325,330
Corporate	56,126	52,431	47,199

Total	$389,976	$382,339	$372,529

Capital expenditures:
Broadline	$393,824	$342,550	$393,067
SYGMA	25,436	5,053	4,977
Other	25,259	40,857	36,565

Total segments	444,519	388,460	434,609
Corporate	150,085	76,101	81,354

Total	$594,604	$464,561	$515,963

Assets:
Broadline	$6,218,985	$5,637,998	$5,809,060
SYGMA	392,883	366,539	414,044
Other	937,605	914,764	1,005,740

Total segments	7,549,473	6,919,301	7,228,844
Corporate	2,764,228	3,228,885	2,781,771

Total	$10,313,701	$10,148,186	$10,010,615

     The sales mix for the principal product categories for each fiscal year is as follows:

	2010
	(53 Weeks)	2009	2008
	(In thousands)
Canned and dry products	$7,152,628	$7,091,420	$6,820,363
Fresh and frozen meats	6,405,820	6,394,447	6,606,347
Frozen fruits, vegetables, bakery and other	5,220,307	5,122,415	5,105,353
Poultry	3,862,486	3,709,553	3,808,844
Dairy products	3,709,410	3,750,684	4,000,780
Fresh produce	3,179,947	3,017,018	3,183,540
Paper and disposables	2,906,426	2,911,029	2,964,006
Seafood	1,739,949	1,740,292	1,878,830
Beverage products	1,408,376	1,322,300	1,297,543
Janitorial products	907,189	940,097	988,781
Equipment and smallwares	599,267	661,309	704,050
Medical supplies	151,690	192,766	163,674

Total	$37,243,495	$36,853,330	$37,522,111

     Information concerning geographic areas is as follows:

	Fiscal Year
	2010
	(53 Weeks)	2009	2008
	(In thousands)
Sales: (1)
United States	$33,268,481	$33,378,485	$33,842,824
Canada	3,550,605	3,134,989	3,380,159
Other	424,409	339,856	299,128

Total	$37,243,495	$36,853,330	$37,522,111

Long-lived assets:(2)
United States	$2,884,728	$2,725,200	$2,655,714
Canada	291,514	223,320	233,879
Other	27,581	30,680	197

Total	$3,203,823	$2,979,200	$2,889,790

(1)	Represents sales to external customers from businesses operating in these countries.

(2)	Long-lived assets represents net property, plant and equipment reported in the country in which they are held.

20. SUPPLEMENTAL GUARANTOR INFORMATION
     Sysco International, Co. is an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada and is a wholly-owned subsidiary of Sysco. In May 2002, Sysco International, Co. issued, in a private offering, $200.0 million of 6.10% notes due in 2012 (see Note 10, “Debt”). In December 2002, these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by Sysco. Sysco International, Co. is a holding company with no significant sources of income or assets, other than its equity interests in its subsidiaries and interest income from loans made to its subsidiaries. The proceeds from the issuance of the 6.10% notes were used to repay commercial paper issued to fund the fiscal 2002 acquisition of a Canadian broadline foodservice operation.
     The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (Sysco), the subsidiary issuer (Sysco International) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries.

	Condensed Consolidating Balance Sheet
	July 3, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$417,336	$33	$4,658,889	$—	$5,076,258
Investment in subsidiaries	14,979,871	465,641	142,925	(15,588,437)	—
Plant and equipment, net	425,279	—	2,778,544	—	3,203,823
Other assets	362,658	597	1,670,365	—	2,033,620

Total assets	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

Current liabilities	$444,274	$1,114	$2,563,810	$—	$3,009,198
Intercompany payables (receivables)	9,405,317	73,124	(9,478,441)	—	—
Long-term debt	2,225,781	199,881	47,000	—	2,472,662
Other liabilities	411,781	—	592,534	—	1,004,315
Shareholders’ equity	3,697,991	192,152	15,525,820	(15,588,437)	3,827,526

Total liabilities and shareholders’ equity	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

	Condensed Consolidating Balance Sheet
	June 27, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$937,335	$36	$4,264,875	$—	$5,202,246
Investment in subsidiaries	13,293,437	403,363	165,197	(13,861,997)	—
Plant and equipment, net	264,657	—	2,714,543	—	2,979,200
Other assets	421,371	830	1,544,539	—	1,966,740

Total assets	$14,916,800	$404,229	$8,689,154	$(13,861,997)	$10,148,186

Current liabilities	$380,195	$954	$2,700,572	$—	$3,081,721
Intercompany payables (receivables)	8,533,159	54,785	(8,587,944)	—	—
Long-term debt	2,219,655	199,816	48,015	—	2,467,486
Other liabilities	413,651	—	735,626	—	1,149,277
Shareholders’ equity	3,370,140	148,674	13,792,885	(13,861,997)	3,449,702

Total liabilities and shareholders’ equity	$14,916,800	$404,229	$8,689,154	$(13,861,997)	$10,148,186

	Condensed Consolidating Results of Operations
	Year Ended July 3, 2010
	(53 Weeks)
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$37,243,495	$—	$37,243,495
Cost of sales	—	—	30,136,009	—	30,136,009

Gross margin	—	—	7,107,486	—	7,107,486
Operating expenses	272,047	112	4,859,459	—	5,131,618

Operating income (loss)	(272,047)	(112)	2,248,027	—	1,975,868
Interest expense (income)	496,410	10,961	(381,894)	—	125,477
Other expense (income), net	5,546	—	(4,744)	—	802

Earnings (losses) before income taxes	(774,003)	(11,073)	2,634,665	—	1,849,589
Income tax (benefit) provision	(280,212)	(4,009)	953,827	—	669,606
Equity in earnings of subsidiaries	1,673,774	38,342	—	(1,712,116)	—

Net earnings	$1,179,983	$31,278	$1,680,838	$(1,712,116)	$1,179,983

	Condensed Consolidating Results of Operations
	Year Ended June 27, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$36,853,330	$—	$36,853,330
Cost of sales	—	—	29,816,999	—	29,816,999

Gross margin	—	—	7,036,331	—	7,036,331
Operating expenses	218,241	117	4,945,762	—	5,164,120

Operating income (loss)	(218,241)	(117)	2,090,569	—	1,872,211
Interest expense (income)	476,238	11,142	(371,058)	—	116,322
Other (income), net	(3,273)	—	(11,672)	—	(14,945)

Earnings (losses) before income taxes	(691,206)	(11,259)	2,473,299	—	1,770,834
Income tax (benefit) provision	(279,041)	(4,545)	998,472	—	714,886
Equity in earnings of subsidiaries	1,468,113	44,626	—	(1,512,739)	—

Net earnings	$1,055,948	$37,912	$1,474,827	$(1,512,739)	$1,055,948

	Condensed Consolidating Results of Operations
	Year Ended June 28, 2008
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$37,522,111	$—	$37,522,111
Cost of sales	—	—	30,327,254	—	30,327,254

Gross margin	—	—	7,194,857	—	7,194,857
Operating expenses	206,338	142	5,108,428	—	5,314,908

Operating income (loss)	(206,338)	(142)	2,086,429	—	1,879,949
Interest expense (income)	462,554	11,736	(362,749)	—	111,541
Other (income), net	(7,373)	—	(15,557)	—	(22,930)

Earnings (losses) before income taxes	(661,519)	(11,878)	2,464,735	—	1,791,338
Income tax (benefit) provision	(253,031)	(4,543)	942,761	—	685,187
Equity in earnings of subsidiaries	1,514,639	33,907	—	(1,548,546)	—

Net earnings	$1,106,151	$26,572	$1,521,974	$(1,548,546)	$1,106,151

	Condensed Consolidating Cash Flows
	Year Ended July 3, 2010
	(53 Weeks)
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(503,318)	$31,739	$1,357,007	$885,428
Investing activities	(225,565)	—	(430,755)	(656,320)
Financing activities	(664,236)	—	(2,794)	(667,030)
Effect of exchange rate on cash	—	—	4,714	4,714
Intercompany activity	867,446	(31,739)	(835,707)	—

Net (decrease) increase in cash	(525,673)	—	92,465	(433,208)
Cash at the beginning of the period	899,196	—	119,455	1,018,651

Cash at the end of the period	$373,523	$—	$211,920	$585,443

	Condensed Consolidating Cash Flows
	Year Ended June 27, 2009
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(354,022)	$38,340	$1,892,431	$1,576,749
Investing activities	(82,684)	—	(575,979)	(658,663)
Financing activities	(380,564)	—	921	(379,643)
Effect of exchange rate on cash	—	—	334	334
Intercompany activity	1,229,820	(38,340)	(1,191,480)	—

Net increase in cash	412,550	—	126,227	538,777
Cash at the beginning of the period	486,646	—	(6,772)	479,874

Cash at the end of the period	$899,196	$—	$119,455	$1,018,651

	Condensed Consolidating Cash Flows
	Year Ended June 28, 2008
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(266,597)	$25,261	$1,811,685	$1,570,349
Investing activities	(64,561)	—	(490,999)	(555,560)
Financing activities	(659,760)	(44,035)	5,217	(698,578)
Effect of exchange rate on cash	—	—	(643)	(643)
Intercompany activity	1,341,687	18,774	(1,360,461)	—

Net increase (decrease) in cash	350,769	—	(35,201)	315,568
Cash at the beginning of the period	135,877	—	28,429	164,306

Cash at the end of the period	$486,646	$—	$(6,772)	$479,874

21. QUARTERLY RESULTS ( UNAUDITED)
Financial information for each quarter in the years ended July 3, 2010 and June 27, 2009 is set forth below:

	Fiscal 2010 Quarter Ended
				July 3	Fiscal Year
	September 26	December 26	March 27	(14 Weeks)	(53 Weeks)
	(In thousands except for per share data)
Sales	$9,081,426	$8,868,499	$8,945,093	$10,348,477	$37,243,495
Cost of sales	7,334,067	7,173,612	7,261,721	8,366,609	30,136,009

Gross margin	1,747,359	1,694,887	1,683,372	1,981,868	7,107,486
Operating expenses	1,250,031	1,232,536	1,251,269	1,397,782	5,131,618

Operating income	497,328	462,351	432,103	584,086	1,975,868
Interest expense	33,800	31,522	27,654	32,501	125,477
Other expense (income), net	(2,012)	(1,138)	1,028	2,924	802

Earnings before income taxes	465,540	431,967	403,421	548,661	1,849,589
Income taxes	139,335	163,618	155,773	210,880	669,606

Net earnings	$326,205	$268,349	$247,648	$337,781	$1,179,983

Per share:
Basic net earnings	$0.55	$0.45	$0.42	$0.57	$1.99
Diluted net earnings	0.55	0.45	0.42	0.57	1.99
Dividends declared	0.24	0.25	0.25	0.25	0.99
Market price — high/low	26-21	29-24	30-27	32-28	32-21

	Fiscal 2009 Quarter Ended
	September 27	December 27	March 28	June 27	Fiscal Year
		(In thousands except for per share data)
Sales	$9,877,429	$9,149,803	$8,739,350	$9,086,748	$36,853,330
Cost of sales	7,990,873	7,399,690	7,102,274	7,324,162	29,816,999

Gross margin	1,886,556	1,750,113	1,637,076	1,762,586	7,036,331
Operating expenses	1,381,804	1,328,249	1,231,753	1,222,314	5,164,120

Operating income	504,752	421,864	405,323	540,272	1,872,211
Interest expense	26,410	28,400	28,233	33,279	116,322
Other income, net	(2,813)	(5,223)	(3,514)	(3,395)	(14,945)

Earnings before income taxes	481,155	398,687	380,604	510,388	1,770,834
Income taxes	204,341	161,033	154,438	195,074	714,886

Net earnings	$276,814	$237,654	$226,166	$315,314	$1,055,948

Per share:
Basic net earnings	$0.46	$0.40	$0.38	$0.53	$1.77
Diluted net earnings	0.46	0.40	0.38	0.53	1.77
Dividends declared	0.22	0.24	0.24	0.24	0.94
Market price — high/low	35-27	33-21	25-19	25-21	35-19

Percentage change — 2010 vs. 2009:
Sales	(8)%	(3)%	2%	14%	1%
Operating income	(1)	10	7	8	6
Net earnings	18	13	9	7	12
Basic net earnings per share	20	13	11	8	12
Diluted net earnings per share	20	13	11	8	12

Financial results are impacted by accounting changes and the adoption of various accounting standards. See Note 2, “Changes in Accounting.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 3, 2010, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     Management’s report on internal control over financial reporting is included in the financial statement pages at page 41.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item will be included in our proxy statement for the 2010 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Corporate Governance and Board of Directors Matters.”
Item 11. Executive Compensation
     The information required by this item will be included in our proxy statement for the 2010 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Director Compensation” and “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item will be included in our proxy statement for the 2010 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item will be included in our proxy statement for the 2010 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Certain Relationships and Related Transactions” and “Director Independence.”
Item 14. Principal Accounting Fees and Services
     The information required by this item will be included in our proxy statement for the 2010 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits
     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:
1.	All financial statements. See index to Consolidated Financial Statements on page 40 of this Form 10-K.

2.	All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8. Financial Statements and Supplementary Data.

3.	Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

4.11	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.12#	—	Supplemental Indenture No. 1, dated July 2, 2010 between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee.

10.1	—	Credit Agreement dated November 4, 2005 between Sysco Corporation, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).

10.2	—	Form of Commitment Increase Agreement dated September 25, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).

10.3	—	Form of Extension Agreement effective September 21, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).

10.4	—	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.5	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.6	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.7†	—	Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.8†	—	First Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 27, 2008 filed on February 3, 2009 (File No. 1-6544).

10.9†	—	Second Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.10†	—	Ninth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.11†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.12†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.13†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.14†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.15†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).

10.16†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.17†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.18†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.19†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.20†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 2004 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

10.21†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).

10.22†	—	First Amendment to the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.23†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 and September 7, 2006 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).

10.24†	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.25†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.26†	—	Form of Stock Option Grant Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.27†	—	Form of Restricted Stock Unit Award Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.28†	—	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.29†	—	Restricted Stock Award Agreement issued to Kenneth F. Spitler on January 17, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 28, 2009 filed on May 5, 2009 (File No. 1-6544).

10.30†	—	First Amendment to Restricted Stock Award Agreement between Sysco Corporation and Kenneth F. Spitler dated February 16, 2010, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 27, 2010 filed on May 4, 2010 (File No. 1-6544).

10.31†	—	Amended and Restated 2004 Cash Performance Unit Plan (formerly known as the 2004 Long-Term Incentive Cash Plan and the 2004 Mid-Term Incentive Plan), incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.32†	—	First Amendment to the Fiscal Year 2008 Mid-Term Incentive Program dated September 11, 2008, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2008 filed on November 4, 2008 (File No. 1-6544).

10.33†	—	Form of Performance Unit Grant Agreement issued to executive officers effective October 16, 2008, under the 2004 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2008 filed on November 4, 2008 (File No. 1-6544).

10.34†	—	First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.35†#	—	Form of Performance Unit Grant Agreement issued to executive officers effective November 10, 2009, under the First Amended and Restated 2008 Cash Performance Unit Plan.

10.36†	—	First Amended and Restated 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.37†	—	Form of Fiscal Year 2010 Bonus Award for the Chief Executive Officer and Chief Financial Officer, President and Chief Operating Officer, and Executive Vice Presidents under the First Amended and Restated 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended June 27, 2009 filed on August 25, 2009 (File No. 1-6544).

10.38†	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed on October 8, 2009 (File No. 1-6544).

10.39†#	—	Form of Fiscal Year 2011 Bonus Award for the Chief Executive Officer and Executive Vice Presidents (including the Chief Financial Officer) under the 2009 Management Incentive Plan.

10.40†	—	First Amended and Restated Executive Severance Agreement dated December 23, 2008 between Sysco Corporation and Kenneth F. Spitler, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended December 27, 2008 filed on February 3, 2009 (File No. 1-6544).

10.41†	—	Transition and Early Retirement Agreement between Sysco Corporation and Kenneth F. Spitler effective February 24, 2010, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 27, 2010 filed on May 4, 2010 (File No. 1-6544).

10.42†	—	Transition and Early Retirement Agreement between Sysco Corporation and Stephen F. Smith effective March 25, 2010, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 27, 2010 filed on May 4, 2010 (File No. 1-6544).

10.43†	—	Letter agreement dated September 1, 2009 between Sysco Corporation and Robert C. Kreidler regarding compensation and relocation expenses, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.44†#	—	Description of Compensation Arrangements with Named Executive Officers.

10.45†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.46†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.47†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10.48†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10.49†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.50†	—	Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.51†	—	First Amendment to the Amended and Restated 2005 Non-Employee Directors Stock Plan effective June 28, 2009, incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended June 27, 2009 filed on August 25, 2009 (File No. 1-6544).

10.52†	—	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.53†	—	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.54†	—	Form of Restricted Stock Agreement under the Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.55†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.56†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.57†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.58†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.59†	—	Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.60†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.61†	—	Description of Compensation Arrangements with Non-Employee Directors, including the Non-Executive Chairman, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.62†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended July 3, 2010 filed with the SEC on August 31, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of July 3, 2010 and June 27, 2009, (ii) Consolidated Results of Operations for the periods ended July 3, 2010, June 27, 2009 and June 28, 2008, (iii) Consolidated Shareholders’ Equity for the periods ended July 3, 2010, June 27, 2009 and June 28, 2008, (iv) Consolidated Cash Flows for the periods ended July 3, 2010, June 27, 2009 and June 28, 2008, and (v) the Notes to Consolidated Financial Statements.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of August, 2010.

SYSCO CORPORATION
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated above.
PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ WILLIAM J. DELANEY	President and Chief Executive Officer

William J. DeLaney	(principal executive officer)

/s/ ROBERT C. KREIDLER	Executive Vice President and Chief Financial Officer
nbsp;
Robert C. Kreidler	(principal financial officer)

/s/ G. MITCHELL ELMER	Senior Vice President, Controller and Chief Accounting Officer
nbsp;
G. Mitchell Elmer	(principal accounting officer)
DIRECTORS:

/s/ JOHN M. CASSADAY	/s/ HANS-JOACHIM KOERBER

John M. Cassaday	Hans-Joachim Koerber

/s/ JUDITH B. CRAVEN	/s/ NANCY S. NEWCOMB

Judith B. Craven	Nancy S. Newcomb

/s/ WILLIAM J. DELANEY	/s/ PHYLLIS S. SEWELL

William J. DeLaney	Phyllis S. Sewell

/s/ MANUEL A. FERNANDEZ	/s/ RICHARD G. TILGHMAN

Manuel A. Fernandez	Richard G. Tilghman

/s/ JONATHAN GOLDEN	/s/ JACKIE M. WARD

Jonathan Golden	Jackie M. Ward

/s/ JOSEPH A. HAFNER, JR.

Joseph A. Hafner, Jr.

EXHIBIT INDEX
     Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

4.11	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.12#	—	Supplemental Indenture No. 1, dated July 2, 2010 between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee.

10.1	—	Credit Agreement dated November 4, 2005 between Sysco Corporation, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).

10.2	—	Form of Commitment Increase Agreement dated September 25, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).

10.3	—	Form of Extension Agreement effective September 21, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).

10.4	—	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.5	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.6	—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.7†	—	Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.8†	—	First Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 27, 2008 filed on February 3, 2009 (File No. 1-6544).

10.9†	—	Second Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.10†	—	Ninth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.11†	—	Sysco Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.12†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective September 4, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.13†	—	Amendments to Sysco Corporation 1991 Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.14†	—	Form of Stock Option Grant Agreement issued to executive officers on September 7, 2000 under the 1991 Stock Option Plan, incorporated by reference to Exhibit 10(uu) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.15†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).

10.16†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.17†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.18†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.19†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).

10.20†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 2004 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

10.21†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).

10.22†	—	First Amendment to the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.23†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 and September 7, 2006 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).

10.24†	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.25†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.26†	—	Form of Stock Option Grant Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.27†	—	Form of Restricted Stock Unit Award Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.28†	—	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.29†	—	Restricted Stock Award Agreement issued to Kenneth F. Spitler on January 17, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 28, 2009 filed on May 5, 2009 (File No. 1-6544).

10.30†	—	First Amendment to Restricted Stock Award Agreement between Sysco Corporation and Kenneth F. Spitler dated February 16, 2010, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 27, 2010 filed on May 4, 2010 (File No. 1-6544).

10.31†	—	Amended and Restated 2004 Cash Performance Unit Plan (formerly known as the 2004 Long-Term Incentive Cash Plan and the 2004 Mid-Term Incentive Plan), incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.32†	—	First Amendment to the Fiscal Year 2008 Mid-Term Incentive Program dated September 11, 2008, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2008 filed on November 4, 2008 (File No. 1-6544).

10.33†	—	Form of Performance Unit Grant Agreement issued to executive officers effective October 16, 2008, under the 2004 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2008 filed on November 4, 2008 (File No. 1-6544).

10.34†	—	First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.35†#	—	Form of Performance Unit Grant Agreement issued to executive officers effective November 10, 2009, under the First Amended and Restated 2008 Cash Performance Unit Plan.

10.36†	—	First Amended and Restated 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.37†	—	Form of Fiscal Year 2010 Bonus Award for the Chief Executive Officer and Chief Financial Officer, President and Chief Operating Officer, and Executive Vice Presidents under the First Amended and Restated 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended June 27, 2009 filed on August 25, 2009 (File No. 1-6544).

10.38†	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed on October 8, 2009 (File No. 1-6544).

10.39†#	—	Form of Fiscal Year 2011 Bonus Award for the Chief Executive Officer and Executive Vice Presidents (including the Chief Financial Officer) under the 2009 Management Incentive Plan.

10.40†	—	First Amended and Restated Executive Severance Agreement dated December 23, 2008 between Sysco Corporation and Kenneth F. Spitler, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended December 27, 2008 filed on February 3, 2009 (File No. 1-6544).

10.41†	—	Transition and Early Retirement Agreement between Sysco Corporation and Kenneth F. Spitler effective February 24, 2010, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 27, 2010 filed on May 4, 2010 (File No. 1-6544).

10.42†	—	Transition and Early Retirement Agreement between Sysco Corporation and Stephen F. Smith effective March 25, 2010, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 27, 2010 filed on May 4, 2010 (File No. 1-6544).

10.43†	—	Letter agreement dated September 1, 2009 between Sysco Corporation and Robert C. Kreidler regarding compensation and relocation expenses, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.44†#	—	Description of Compensation Arrangements with Named Executive Officers.

10.45†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.46†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.47†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10.48†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10.49†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.50†	—	Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.51†	—	First Amendment to the Amended and Restated 2005 Non-Employee Directors Stock Plan effective June 28, 2009, incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended June 27, 2009 filed on August 25, 2009 (File No. 1-6544).

10.52†	—	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.53†	—	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.54†	—	Form of Restricted Stock Agreement under the Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.55†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.56†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.57†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.58†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.59†	—	Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.60†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.61†	—	Description of Compensation Arrangements with Non-Employee Directors, including the Non-Executive Chairman, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.62†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended July 3, 2010 filed with the SEC on August 31, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of July 3, 2010 and June 27, 2009, (ii) Consolidated Results of Operations for the periods ended July 3, 2010, June 27, 2009 and June 28, 2008, (iii) Consolidated Shareholders’ Equity for the periods ended July 3, 2010, June 27, 2009 and June 28, 2008, (iv) Consolidated Cash Flows for the periods ended July 3, 2010, June 27, 2009 and June 28, 2008, and (v) the Notes to Consolidated Financial Statements.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith