Form 10-Q
period 2010-10-02
SYSCO CORP
filed 2010-11-09
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010

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
585,084,667 shares of common stock were outstanding as of October 30, 2010.

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 5. Other Information	28
Item 6. Exhibits	29

Signatures	31
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	October 2, 2010	July 3, 2010	September 26, 2009
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$448,374	$585,443	$773,770
Short-term investments	—	23,511	27,438
Accounts and notes receivable, less allowances of $49,376, $36,573 and $51,089	2,814,958	2,617,352	2,575,293
Inventories	1,875,242	1,771,539	1,747,773
Deferred income taxes	74,419	—	91,262
Prepaid expenses and other current assets	76,418	70,992	69,013
Prepaid income taxes	—	7,421	—

Total current assets	5,289,411	5,076,258	5,284,549
Plant and equipment at cost, less depreciation	3,277,583	3,203,823	3,014,341
Other assets
Goodwill	1,577,691	1,549,815	1,529,066
Intangibles, less amortization	110,974	106,398	116,731
Restricted cash	129,532	124,488	121,755
Prepaid pension cost	—	—	48,750
Other assets	270,219	252,919	237,247

Total other assets	2,088,416	2,033,620	2,053,549

Total assets	$10,655,410	$10,313,701	$10,352,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,998,982	$1,953,092	$1,883,088
Accrued expenses	751,640	870,114	767,742
Accrued income taxes	337,001	—	345,420
Deferred income taxes	50,561	178,022	—
Current maturities of long-term debt	7,837	7,970	8,743

Total current liabilities	3,146,021	3,009,198	3,004,993
Other liabilities
Long-term debt	2,486,646	2,472,662	2,468,783
Deferred income taxes	282,836	271,512	616,142
Other long-term liabilities	758,912	732,803	548,163

Total other liabilities	3,528,394	3,476,977	3,633,088
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	825,930	816,833	764,902
Retained earnings	7,286,409	7,134,139	6,724,058
Accumulated other comprehensive loss	(415,765)	(480,251)	(233,932)
Treasury stock at cost,178,993,904, 176,768,795 and 173,860,981 shares	(4,480,754)	(4,408,370)	(4,305,845)

Total shareholders’ equity	3,980,995	3,827,526	3,714,358

Total liabilities and shareholders’ equity	$10,655,410	$10,313,701	$10,352,439

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	13-Week Period Ended
	October 2, 2010	September 26, 2009
Sales	$9,751,274	$9,081,426
Cost of sales	7,919,857	7,334,067

Gross margin	1,831,417	1,747,359
Operating expenses	1,325,177	1,250,031

Operating income	506,240	497,328
Interest expense	31,101	33,800
Other expense (income), net	(1,684)	(2,012)

Earnings before income taxes	476,823	465,540
Income taxes	177,754	139,335

Net earnings	$299,069	$326,205

Net earnings:
Basic earnings per share	$0.51	$0.55
Diluted earnings per share	0.51	$0.55

Average shares outstanding	588,711,412	591,568,212
Diluted shares outstanding	591,103,346	591,983,474

Dividends declared per common share	$0.25	$0.24
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	13-Week Period Ended
	October 2, 2010	September 26, 2009
Net earnings	$299,069	$326,205

Other comprehensive income:
Foreign currency translation adjustment	51,465	37,082
Items presented net of tax:
Amortization of cash flow hedge	107	107
Amortization of unrecognized prior service cost	638	676
Amortization of unrecognized actuarial loss, net	12,253	6,166
Amortization of unrecognized transition obligation	23	23

Total other comprehensive income	64,486	44,054

Comprehensive income	$363,555	$370,259

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	13-Week Period Ended
	October 2, 2010	September 26, 2009
Cash flows from operating activities:
Net earnings	$299,069	$326,205
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	10,148	12,748
Depreciation and amortization	101,714	93,906
Deferred income taxes	(198,900)	(207,546)
Provision for losses on receivables	5,670	8,152
Other non-cash items	1,973	(157)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(178,499)	(100,167)
(Increase) in inventories	(85,649)	(86,167)
(Increase) in prepaid expenses and other current assets	(4,958)	(4,242)
Increase in accounts payable	25,468	84,798
(Decrease) in accrued expenses	(124,601)	(33,895)
Increase in accrued income taxes	342,129	56,113
(Increase) in other assets	(13,539)	(22,083)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	47,034	(85,596)
Excess tax benefits from share-based compensation arrangements	(277)	(465)

Net cash provided by operating activities	226,782	41,604

Cash flows from investing activities:
Additions to plant and equipment	(142,924)	(109,405)
Proceeds from sales of plant and equipment	354	1,346
Acquisition of businesses, net of cash acquired	(23,891)	(8,334)
Purchases of short-term investments	—	(27,217)
Maturities of short-term investments	24,075	—
(Increase) in restricted cash	(5,044)	(27,897)

Net cash used for investing activities	(147,430)	(171,507)

Cash flows from financing activities:
Other debt borrowings	626	2,417
Other debt repayments	(2,273)	(2,593)
Common stock reissued from treasury for share-based compensation awards	40,834	21,907

Treasury stock purchases	(116,699)	—
Dividends paid	(146,868)	(141,729)
Excess tax benefits from share-based compensation arrangements	277	465

Net cash used for financing activities	(224,103)	(119,533)

Effect of exchange rates on cash	7,682	4,555

Net (decrease) in cash and cash equivalents	(137,069)	(244,881)
Cash and cash equivalents at beginning of period	585,443	1,018,651

Cash and cash equivalents at end of period	$448,374	$773,770

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,302	$59,509
Income taxes	35,180	334,833
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
1. BASIS OF PRESENTATION
     The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 3, 2010 consolidated balance sheet which was taken from the audited financial statements included in the company’s Fiscal 2010 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.
     Prior year amounts within the consolidated balance sheets and consolidated cash flows have been reclassified to conform to the current year presentation as it relates to the presentation of cash and accounts payable within these statements. The impact of these reclassifications was immaterial to the prior year period.
     These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Fiscal 2010 Annual Report on Form 10-K.
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
     Sysco’s policy is to invest in only high-quality investments. Cash equivalents primarily include time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less. Short-term investments consist of commercial paper with original maturities of greater than three months but less than one year. These investments are considered available-for-sale and are recorded at fair value. As of each period presented below where short-term investments were held, the difference between the fair value of the short-term investments and the original cost was not material. Restricted cash consists of investments in high-quality money market funds.
     The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
•	Time deposits, certificates of deposit and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 2 measurement in the tables below.

•	Commercial paper included in short-term investments is valued using broker quotes that utilize observable market inputs. These are included as a Level 2 measurement in the tables below.

•	Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents and restricted cash as Level 1 measurements in the tables below.

•	The interest rate swap agreements, discussed further in Note 3, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. These are included as a Level 2 measurement in the tables below.
     The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of October 2, 2010, July 3, 2010 and September 26, 2009:

	Assets Measured at Fair Value as of October 2, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$35,280	$251,269	$—	$286,549
Restricted cash	129,532	—	—	129,532
Other assets
Interest rate swap agreements	—	17,484	—	17,484

Total assets at fair value	$164,812	$268,753	$—	$433,565

	Assets Measured at Fair Value as of July 3, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$225,400	$199,047	$—	$424,447
Short-term investments	—	23,511	—	23,511
Restricted cash	124,488	—	—	124,488
Other assets
Interest rate swap agreements	—	11,045	—	11,045

Total assets at fair value	$349,888	$233,603	$—	$583,491

	Assets and Liabilities Measured at Fair Value as of September 26, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$511,913	$124,057	$—	$635,970
Short-term investments	—	27,438	—	27,438
Restricted cash	121,755	—	—	121,755

Total assets at fair value	$633,668	$151,495	$—	$785,163

Liabilities:
Other long-term liabilities
Interest rate swap agreement	$—	$446	$—	$446
     The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total debt approximated $2,853.9 million, $2,774.9 million and $2,654.5 million as of October 2, 2010, July 3, 2010 and

September 26, 2009, respectively. The carrying value of total debt was $2,494.5 million, $2,480.6 million and $2,477.5 million as of October 2, 2010, July 3, 2010 and September 26, 2009, respectively.
3. DERIVATIVE FINANCIAL INSTRUMENTS
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
     The location and the fair value of derivative instruments in the consolidated balance sheet as of October 2, 2010, July 3, 2010 and September 26, 2009 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate swap agreements
October 2, 2010	Other assets	$17,484	N/A	N/A
July 3, 2010	Other assets	11,045	N/A	N/A
September 26, 2009	N/A	N/A	Other long-term liabilities	$446
     The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended October 2, 2010 and September 26, 2009 presented on a pre-tax basis are as follows:

Location of (Gain)
	or Loss Recognized	Amount of (Gain) or Loss
	in Income	Recognized in Income
13-Week Period Ended
		October 2, 2010	September 26, 2009
(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	(500)	$133
     Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 13-week periods ended October 2, 2010 and September 26, 2009. The interest rate swaps do not contain credit-risk-related contingent features.
4. DEBT
     As of October 2, 2010, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding.
     Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs. The facility in the amount of $1,000.0 million expires on November 4, 2012, but is subject to extension.

     As of October 2, 2010, there were no commercial paper issuances outstanding. During the 13-week period ended October 2, 2010, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $60.0 million.
5. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 13-week period presented are as follows:

	Pension Benefits		Other Postretirement Plans
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
	(In thousands)
Service cost	$24,861	$16,663	$99	$82
Interest cost	33,744	29,899	131	140
Expected return on plan assets	(32,980)	(26,215)	—	—
Amortization of prior service cost	989	1,051	47	47
Recognized net actuarial loss (gain)	19,988	10,132	(97)	(123)
Amortization of transition obligation	—	—	38	38

Net periodic benefit cost	$46,602	$31,530	$218	$184

     Sysco’s contributions to its company-sponsored defined benefit plans were $5.0 million and $38.8 million during the 13-week periods ended October 2, 2010 and September 26, 2009, respectively.
     The company made contributions of $140.0 million to its company-sponsored qualified pension plan (Retirement Plan) in fiscal 2010 that would normally have been made in fiscal 2011. Additional contributions to the Retirement Plan are not currently anticipated in fiscal 2011. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2011 contributions to fund benefit payments for the SERP and other post-retirement plans are $22.2 million and $0.3 million, respectively.
6. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	October 2, 2010	September 26, 2009
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$299,069	$326,205

Denominator:
Weighted-average basic shares outstanding	588,711,412	591,568,212
Dilutive effect of share-based awards	2,391,934	415,262

Weighted-average diluted shares outstanding	591,103,346	591,983,474

Basic earnings per share:	$0.51	$0.55

Diluted earnings per share:	$0.51	$0.55

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 47,800,000 and 66,000,000 for the first quarter of fiscal 2011 and 2010, respectively.

7. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans. Sysco also previously provided share-based compensation under its Management Incentive Plans.
Stock Incentive Plans
     There were no share-based award grants to employees or non-employee directors during the first quarter of fiscal 2011.
Employees’ Stock Purchase Plan
     Plan participants purchased 411,629 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first quarter of fiscal 2011.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.29 during the first quarter of fiscal 2011. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $10.1 million and $12.7 million for the first quarter of fiscal 2011 and fiscal 2010, respectively.
     As of October 2, 2010, there was $57.1 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.68 years.
8. INCOME TAXES
Internal Revenue Service Settlement
     In the first quarter of fiscal 2010, Sysco reached a settlement with the Internal Revenue Service (IRS) in connection with its audits of the company’s 2003 through 2006 federal income tax returns. As a result of the settlement, Sysco agreed to cease paying U.S. federal taxes related to its affiliate Baugh Supply Chain Cooperative (BSCC) on a deferred basis and pay the amounts that were recorded within deferred taxes related to BSCC over a three-year period as follows:

Amounts paid annually:	(In thousands)
Fiscal 2010	$528,000
Fiscal 2011	212,000
Fiscal 2012	212,000
     As noted in the table above, $528.0 million was paid related to the settlement in fiscal 2010, of which $316.0 million was paid in the first quarter of fiscal 2010. Amounts to be paid in fiscal 2011 and 2012 will be paid in connection with Sysco’s quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above. The company had previously accrued interest for a portion of the exposure pertaining to the IRS proposed adjustments and as a result of the settlement with the IRS, Sysco recorded an income tax benefit of approximately $29.0 million in the first quarter of fiscal 2010.
     Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of fiscal 2010 and at the beginning of fiscal 2011.

Uncertain Tax Positions
     As of October 2, 2010, the gross amount of unrecognized tax benefits was $84.1 million and the gross amount of accrued interest liabilities was $28.3 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.
Effective Tax Rates
     The effective tax rate of 37.28% for the first quarter of fiscal 2011 was favorably impacted by the adjustment of the carrying values of the company’s corporate-owned life insurance (COLI) policies to their cash surrender values. The gain of $13.5 million recorded in the first quarter of fiscal 2011 is non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $5.2 million.
     The effective tax rate of 29.93% for the first quarter of fiscal 2010 was favorably impacted by three items. First, the company recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS. Second, the gain of $21.2 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the first quarter of fiscal 2010 was non-taxable for income tax purposes and had the impact of decreasing income tax expense for the period by $8.1 million. Third, the company recorded a tax benefit of approximately $5.0 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards.
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
9. ACQUISITIONS
     During the first quarter of fiscal 2011, in the aggregate, the company paid cash of $23.9 million for an acquisition made during fiscal 2011 and for contingent consideration related to operations acquired in previous fiscal years. Acquisitions in the first quarter of fiscal 2011 were immaterial to the consolidated financial statements.
     Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained or certain outstanding contingencies are resolved. As of October 2, 2010, aggregate contingent consideration amounts outstanding relating to acquisitions was $52.7 million, of which $50.7 million could result in the recording of additional goodwill.
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
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of these plans. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2008 to December 31, 2009, Sysco estimates its share of withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $190.0 million as of October 2, 2010, based on a voluntary withdrawal. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2008; therefore, the company’s estimated liability reflects the asset losses incurred by the financial markets as of that date. In general, the financial markets have improved since December 31, 2008; therefore, management believes Sysco’s current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of October 2, 2010, Sysco had approximately $6.3 million in liabilities recorded related to certain multi-employer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of October 2, 2010, outstanding forward diesel fuel purchase commitments totaled approximately $80.0 million at a fixed price through October 2011.
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
     Included in corporate expenses, among other items, are:
•	Gains and losses recorded to adjust COLI policies to their cash surrender values;

•	Share-based compensation expense;

•	Expenses related to the company’s business transformation project; and

•	Corporate-level depreciation and amortization expense.

     The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended
	October 2, 2010	September 26, 2009
Sales (in thousands):
Broadline	$7,791,274	$7,308,706
SYGMA	1,319,496	1,150,861
Other	786,925	742,877
Intersegment sales	(146,421)	(121,018)

Total	$9,751,274	$9,081,426

	13-Week Period Ended
	October 2, 2010	September 26, 2009
Operating income (in thousands):
Broadline	$535,757	$509,024
SYGMA	14,570	5,838
Other	26,875	25,814

Total segments	577,202	540,676
Corporate expenses	(70,962)	(43,348)

Total operating income	506,240	497,328

Interest expense	31,101	33,800
Other expense (income), net	(1,684)	(2,012)

Earnings before income taxes	$476,823	$465,540

	October 2, 2010	July 3, 2010	September 26, 2009
Assets (in thousands):
Broadline	$6,533,318	$6,218,985	$5,966,216
SYGMA	385,487	392,883	347,854
Other	949,072	937,605	904,950

Total segments	7,867,877	7,549,473	7,219,020
Corporate	2,787,533	2,764,228	3,133,419

Total	$10,655,410	$10,313,701	$10,352,439

12. SUPPLEMENTAL GUARANTOR INFORMATION
     Sysco International, ULC is an unlimited liability company organized under the laws of the Province of British Columbia, Canada and is a wholly-owned subsidiary of Sysco. In May 2002, Sysco International, Co. issued, in a private offering, $200.0 million of 6.10% notes due in 2012. These notes are fully and unconditionally guaranteed by Sysco.
     The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (Sysco), the subsidiary issuer (Sysco International) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	October 2, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$219,678	$21	$5,069,712	$—	$5,289,411
Investment in subsidiaries	15,352,365	493,563	130,477	(15,976,405)	—
Plant and equipment, net	471,947	—	2,805,636	—	3,277,583
Other assets	386,531	543	1,701,342	—	2,088,416

Total assets	$16,430,521	$494,127	$9,707,167	$(15,976,405)	$10,655,410

Current liabilities	$369,160	$4,165	$2,772,696	$—	$3,146,021
Intercompany payables (receivables)	9,514,740	84,075	(9,598,815)	—	—
Long-term debt	2,233,383	199,897	53,366	—	2,486,646
Other liabilities	513,242	—	528,506	—	1,041,748
Shareholders’ equity	3,799,996	205,990	15,951,414	(15,976,405)	3,980,995

Total liabilities and shareholders’ equity	$16,430,521	$494,127	$9,707,167	$(15,976,405)	$10,655,410

	Condensed Consolidating Balance Sheet
	July 3, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$417,336	$33	$4,658,889	$—	$5,076,258
Investment in subsidiaries	14,979,871	465,641	142,925	(15,588,437)	—
Plant and equipment, net	425,279	—	2,778,544	—	3,203,823
Other assets	362,658	597	1,670,365	—	2,033,620

Total assets	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

Current liabilities	$444,274	$1,114	$2,563,810	$—	$3,009,198
Intercompany payables (receivables)	9,405,317	73,124	(9,478,441)	—	—
Long-term debt	2,225,781	199,881	47,000	—	2,472,662
Other liabilities	411,781	—	592,534	—	1,004,315
Shareholders’ equity	3,697,991	192,152	15,525,820	(15,588,437)	3,827,526

Total liabilities and shareholders’ equity	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

	Condensed Consolidating Balance Sheet
	September 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$678,541	$24	$4,605,984	$—	$5,284,549
Investment in subsidiaries	13,735,447	432,460	149,296	(14,317,203)	—
Plant and equipment, net	277,217	—	2,737,124	—	3,014,341
Other assets	422,235	805	1,630,509	—	2,053,549

Total assets	$15,113,440	$433,289	$9,122,913	$(14,317,203)	$10,352,439

Current liabilities	$363,660	$4,056	$2,637,277	$—	$3,004,993
Intercompany payables (receivables)	8,527,393	69,303	(8,596,696)	—	—
Long-term debt	2,219,338	199,832	49,613	—	2,468,783
Other liabilities	405,335	—	758,970	—	1,164,305
Shareholders’ equity	3,597,714	160,098	14,273,749	(14,317,203)	3,714,358

Total liabilities and shareholders’ equity	$15,113,440	$433,289	$9,122,913	$(14,317,203)	$10,352,439

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended October 2, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,751,274	$—	$9,751,274
Cost of sales	—	—	7,919,857	—	7,919,857

Gross margin	—	—	1,831,417	—	1,831,417
Operating expenses	67,695	33	1,257,449	—	1,325,177

Operating income (loss)	(67,695)	(33)	573,968	—	506,240
Interest expense (income)	130,989	2,576	(102,464)	—	31,101
Other expense (income), net	(83)	—	(1,601)	—	(1,684)

Earnings (losses) before income taxes	(198,601)	(2,609)	678,033	—	476,823
Income tax (benefit) provision	(74,036)	(973)	252,763	—	177,754
Equity in earnings of subsidiaries	423,634	15,474	—	(439,108)	—

Net earnings	$299,069	$13,838	$425,270	$(439,108)	$299,069

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended September 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,081,426	$—	$9,081,426
Cost of sales	—	—	7,334,067	—	7,334,067

Gross margin	—	—	1,747,359	—	1,747,359
Operating expenses	45,062	34	1,204,935	—	1,250,031

Operating income (loss)	(45,062)	(34)	542,424	—	497,328
Interest expense (income)	120,564	2,490	(89,254)	—	33,800
Other expense (income), net	(354)	—	(1,658)	—	(2,012)

Earnings (losses) before income taxes	(165,272)	(2,524)	633,336	—	465,540
Income tax (benefit) provision	(49,465)	(755)	189,555	—	139,335
Equity in earnings of subsidiaries	442,012	13,193	—	(455,205)	—

Net earnings	$326,205	$11,424	$443,781	$(455,205)	$326,205

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended October 2, 2010
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(83,996)	$16,971	$293,807	$226,782
Investing activities	(59,502)	—	(87,928)	(147,430)
Financing activities	(222,242)	—	(1,861)	(224,103)
Effect of exchange rates on cash	—	—	7,682	7,682
Intercompany activity	162,988	(16,971)	(146,017)	—

Net increase in cash	(202,752)	—	65,683	(137,069)
Cash at the beginning of the period	373,523	—	211,920	585,443

Cash at the end of the period	$170,771	$—	$277,603	$448,374

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended September 26, 2009
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(92,458)	$14,579	$119,483	$41,604
Investing activities	(49,771)	—	(121,736)	(171,507)
Financing activities	(120,591)	—	1,058	(119,533)
Effect of exchange rates on cash	—	—	4,555	4,555
Intercompany activity	(356)	(14,579)	14,935	—

Net (decrease) increase in cash	(263,176)	—	18,295	(244,881)
Cash at the beginning of the period	899,195	—	119,456	1,018,651

Cash at the end of the period	$636,019	$—	$137,751	$773,770

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion should be read in conjunction with our consolidated financial statements as of July 3, 2010, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.
Highlights
     A slow economic recovery in the United States and Canada combined with lower consumer confidence contributed to a challenging environment in the first quarter of fiscal 2011. However, we were able to increase sales and improve productivity to achieve growth in operating income in the first quarter of fiscal 2011. We also recorded gains on corporate-owned life insurance (COLI) policies, which positively impacted net earnings and earnings per share.
•	Sales increased 7.4% in the first quarter of fiscal 2011 from the comparable prior year period to $9.8 billion primarily due to improving case volumes and increased prices due to inflation. Inflation, as measured by changes in our product costs, was an estimated 3.3% during the first quarter of fiscal 2011. Sales from acquisitions within the last 12 months favorably impacted sales by 0.6%, and the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5%.

•	Operating income increased to $506.2 million, a 1.8% increase over the comparable prior year period, primarily driven by the increase in sales and improved productivity. Gross margin dollars increased 4.8% in the first quarter of fiscal 2011 from the first quarter of fiscal 2010 but declined as a percentage of sales primarily due to strategic pricing initiatives and impact of significant inflation in certain product categories. Operating expenses increased 6.0% primarily due to increased pay-related expense related to increased sales, an increase in net company-sponsored pension costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values.

•	Net earnings decreased to $299.1 million, an 8.3% decrease from the comparable prior year period, primarily due to an increase in the effective tax rate. The effective tax rate for the first quarter of fiscal 2011 was 37.28%, compared to an effective tax rate of 29.93% for the first quarter of fiscal 2010. The difference between the tax rates for the two periods resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the Internal Revenue Service (IRS) in the first quarter of fiscal 2010 and greater non-taxable gains recorded on COLI policies in the first quarter of fiscal 2010.

•	Basic and diluted earnings per share in the first quarter of fiscal 2011 were both $0.51, a decrease of 7.3% from the comparable prior year period primarily due to the factors discussed above. Both basic and diluted earnings per share were favorably impacted by $0.02 per share in the first quarter of fiscal 2011 due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.09 per share favorable impact to earnings per share in the first quarter of fiscal 2010 from the one-time reversal of a previously accrued liability related to the settlement of an outstanding tax matter with the IRS of $0.05 per share and the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values of $0.04 per share.
Overview
     Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located throughout the United States, Canada and Ireland and include broadline companies, specialty produce companies, custom-cut meat operations, hotel supply operations, SYGMA (our chain restaurant distribution subsidiary) and a company that distributes to international customers.
     We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17% of this approximately $210 billion annual market as measured at the at the end of fiscal 2010. According to industry sources, the foodservice, or food-away-from-home, market represents approximately half of the total dollars spent on food purchases made at the consumer level in the United States.
     General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, have contributed to a decline in the foodservice market and a slow rate of recovery is anticipated. Historically, we have grown at a faster rate than the overall industry and have grown our market share in this fragmented industry.
Strategy
     We continue to invest in our core business to expand our market share and grow earnings. We will continue to use our strategies to leverage our market leadership position to continuously improve how we buy, handle and market products for our customers. These strategies include: growing our sales, our Business Transformation Project, achieving productivity gains and lowering procurement costs. These strategies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.
     Our primary focus is on growing and optimizing our core foodservice distribution business in North America; however, we will continue to explore and identify opportunities to grow in new international markets and in other areas of business that complement our core foodservice distribution service. As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses.
Business Transformation Project
     We have substantially completed the design phase of our Business Transformation Project and we are currently building and testing the underlying Enterprise Resource Planning system and processes. Our pilot implementation is anticipated to begin with our first operating company location and the shared services center in the second half of fiscal 2011. Implementation is anticipated to occur across the majority of our Broadline and SYGMA operating companies by the end of fiscal 2013. Although we expect the investment in the business transformation project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the early stages of implementation, including fiscal 2011.
Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	October 2, 2010	September 26, 2009
Sales	100.0%	100.0%
Cost of sales	81.2	80.8

Gross margin	18.8	19.2
Operating expenses	13.6	13.7

Operating income	5.2	5.5
Interest expense	0.3	0.4
Other expense (income), net	(0.0)	(0.0)

Earnings before income taxes	4.9	5.1
Income taxes	1.8	1.5

Net earnings	3.1%	3.6%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period
Sales	7.4%
Cost of sales	8.0

Gross margin	4.8
Operating expenses	6.0

Operating income	1.8
Interest expense	(8.0)
Other expense (income), net	(16.3)

Earnings before income taxes	2.4
Income taxes	27.6

Net earnings	(8.3)%

Basic earnings per share	(7.3)%
Diluted earnings per share	(7.3)

Average shares outstanding	(0.5)
Diluted shares outstanding	(0.1)
Sales
     Sales were 7.4% higher in the first quarter of fiscal 2011 than the comparable period of the prior year. Improving case volumes combined with product cost inflation, and the resulting increase in selling prices, had an impact on sales in the first quarter of fiscal 2011. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 3.3% during the first quarter of fiscal 2011, as compared to deflation of 3.4% during the first quarter of fiscal 2010. Sales from acquisitions within the last 12 months favorably impacted sales by 0.6% for the first quarter of fiscal 2011. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5% in the first quarter of fiscal 2011 compared to the first quarter fiscal 2010.
     Our sequential quarterly sales trend declined each quarter from fiscal 2008 to the second quarter of fiscal 2010. Our sales trend turned positive in the third quarter of fiscal 2010 and continued in the first quarter of fiscal 2011. We believe the slow economic recovery continues to place pressure on consumer disposable income and has constricted growth in the foodservice market. While economic conditions are showing signs of improvement, we believe consumer disposable income will remain under pressure, which could affect sales.
     We believe that our continued focus on the use of business reviews and business development activities, commitment to quality, investment in customer contact personnel and the efforts of our marketing associates and sales support personnel are key drivers to strengthening customer relationships and growing sales with new and existing customers. We also believe these activities help our customers in this challenging economic environment.
Operating Income
     Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross margins; fuel costs are reflected within operating expenses.
     Operating income increased 1.8% in the first quarter of fiscal 2011 from the first quarter of fiscal 2010 to $506.2 million, and as a percentage of sales, declined to 5.2% of sales. This increase in operating income was primarily due to increased sales and improved productivity. Gross margin dollars increased 4.8% in the first quarter of fiscal 2011 from the first quarter of fiscal 2010, while operating expenses increased 6.0% in the first quarter of fiscal 2011. Productivity improvements occurred within our warehouse and delivery functions by increasing cases handled per employee and cases delivered on each truck route.

     Gross margin dollars increased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to increased sales. Gross margin, as a percentage of sales, was 18.78% in the first quarter of fiscal 2011, a decline of 46 from the gross margin percentage of 19.24% in the first quarter of fiscal 2010. This decline in gross margin percentage was primarily the result of three factors. First, certain ongoing strategic pricing initiatives largely lowered our prices to our customers in order to increase sales volumes in specific product categories. This contributed to the reduction of gross margin as a percentage of sales. Second, while Sysco’s overall level of product cost inflation for the period was a modest 3.3%, we experienced higher levels of inflation in the dairy, meat and seafood product categories ranging from 8% to 11%. While we are generally able to pass through modest levels of inflation to our customers on a timely basis, we were unable to fully pass on these higher levels of inflation in these product categories on a timely basis without negatively impacting our customers’ business. Prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross margins and earnings. Third, to a lesser extent, case volumes increased at a greater rate within our SYGMA segment which generally receives lower pricing for higher volume.
     Operating expenses for the first quarter fiscal 2011 were higher than in the comparable prior year period primarily due to increased pay-related expense related to increased sales, an increase in net company-sponsored pension costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values.
     Pay-related expense, excluding labor costs associated with our Business Transformation Project, increased by $44.4 million in the first quarter of fiscal 2011 from the comparable prior year period primarily due to our increased sales, including both sales incentive compensation and delivery personnel costs. Portions of our pay-related expense are variable in nature and are expected to increase when sales increase.
     Net company-sponsored pension costs in the first quarter of fiscal 2011 were $15.1 million higher than in the comparable prior year period, due primarily to a decrease in discount rates used to calculate our projected benefit obligation and related pension expense, partially offset by reduced amortization of our net actuarial loss resulting from actuarial gains from higher returns on assets of Sysco’s Retirement Plan during fiscal 2010. Net company-sponsored pension costs for each fiscal year are determined as of the previous fiscal year end’s plan measurement date and therefore the rate of increase for each quarter is known at that time.
     We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are partially based on the values of underlying investments, which include equity securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $13.5 million in the first quarter of fiscal 2011. These gains compared to the recognition of gains of $21.2 million in the first quarter of fiscal 2010. The performance of the financial markets will continue to influence the cash surrender values of our COLI policies, which could cause volatility in operating income, net earnings and earnings per share.
Net Earnings
     Net earnings decreased 8.3% in the first quarter of fiscal 2011 from the comparable period of the prior year due primarily to the impact of changes in income taxes, as well as the factors discussed above. The difference between the tax rates for the two periods, as discussed below, resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the IRS in the first quarter of fiscal 2010 and greater non-taxable gains recorded on COLI policies in the first quarter of fiscal 2010.
     The effective tax rate of 37.28% for the first quarter of fiscal 2011 was favorably impacted by the adjustment of the carrying values of our COLI policies to their cash surrender values. The gain of $13.5 million recorded in the first quarter of fiscal 2011 is non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $5.2 million.
     The effective tax rate of 29.93% for the first quarter of fiscal 2010 was favorably impacted by three items. First, we recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS (see “Other Considerations” for additional discussion). Second, the gain of $21.2 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the first quarter of fiscal 2010 was non-taxable for income tax purposes and had the impact of decreasing income tax expense for the period by $8.1 million.

Third, we recorded a tax benefit of approximately $5.0 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards.
Earnings Per Share
     Basic and diluted earnings per share decreased 7.3% in the first quarter of fiscal 2011 from the comparable period of the prior year. The decrease was primarily the result of factors discussed above, as well as a small net reduction in shares outstanding. The net reduction in both average and diluted shares outstanding was primarily due to share repurchases.
     Both basic and diluted earnings per share were favorably impacted by $0.02 per share in the first quarter of fiscal 2011 due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. This compares to a $0.09 per share favorable impact to earnings per share in the first quarter of fiscal 2010 from the one-time reversal on interest accruals for the tax contingencies related to IRS settlement of $0.05 per share and the gain recorded on the adjustment of the COLI policies to their cash surrender values of $0.04 per share.
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
     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 11, “Business Segment Information”:

	Operating Income as a
	Percentage of Sales
	13-Week Period
	October 2, 2010	September 26, 2009
Broadline	6.9%	7.0%
SYGMA	1.1	0.5
Other	3.4	3.5

     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 11, “Business Segment Information”:

	13-Week Period
		Operating
	Sales	Income
Broadline	6.6%	5.3%
SYGMA	14.7	149.6
Other	5.9	4.1
     The following tables set forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of these statistical tables, operating income of our segments excludes corporate expenses of $71.0 million in the first quarter of fiscal 2011, as compared to $43.3 million in the first quarter of fiscal 2010, that is not charged to our segments. This information should be read in conjunction with Note 11, “Business Segment Information”:

	13-Week Period Ended
	October 2, 2010		September 26, 2009
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	79.9%	92.8%	80.5%	94.1%
SYGMA	13.5	2.5	12.6	1.1
Other	8.1	4.7	8.2	4.8
Intersegment sales	(1.5)	—	(1.3)	—

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. In the first quarter of fiscal 2011, the Broadline operating results represented approximately 79.9% of Sysco’s overall sales and 92.8% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.
Sales
     Sales were 6.6% greater in the first quarter of fiscal 2011 than in the comparable period of the prior year. Case volume improvement combined with product cost inflation, and the resulting increase in selling prices, contributed to the increase in sales in the first quarter of fiscal 2011. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 3.5% during the first quarter of fiscal 2011, as compared to deflation of 3.6% during the first quarter of fiscal 2010. Sales from acquisitions within the last 12 months favorably impacted sales by 0.7% for the first quarter of fiscal 2011. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.6% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
Operating Income
     Operating income increased 5.3% in the first quarter of fiscal 2011 due to increased sales and improved productivity. Gross margin dollars increased 4.4% while operating expenses increased 4.0% in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. Productivity improvements occurred within our warehouse and delivery functions by increasing cases handled per employee and cases delivered on each truck route.
     Gross margin dollars increased in the first quarter of fiscal 2011 primarily due to increased sales; however, gross margin dollars increased at a lower rate than sales. This slower growth in gross margin dollars was primarily the result of two factors. First, certain ongoing strategic pricing initiatives largely lowered our prices to our customers in order to increase sales volumes in specific product categories. This contributed to the reduction of gross margin as a percentage of sales. Second, while the

Broadline segment’s overall level of product cost inflation for the period was a modest 3.5%, we experienced higher levels of inflation in the dairy, meat and seafood product categories ranging from 8% to 11%. While we are generally able to pass through modest levels of inflation to our customers on a timely basis, we were unable to fully pass on these higher levels of inflation in these product categories on a timely basis without negatively impacting our customers’ business. The expense increase in fiscal 2011 was driven largely by an increase in pay-related expenses relating to the sales increase, including both sales incentive compensation and delivery personnel costs. Portions of our pay-related expense are variable in nature and are expected to increase when sales increase.
SYGMA Segment
     SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.
Sales
     Sales were 14.7% greater in the first quarter of fiscal 2011 than in the comparable period of the prior year primarily due to case volume improvement. The case growth was largely attributable to new customers. Also contributing to the case growth to a lesser extent was an increase in volume from certain existing customers. However, sales to other existing customers were affected by the weak economic environment which applied continued pressure to consumer discretionary spending and negatively impacted overall restaurant traffic counts.
Operating Income
     Operating income increased $8.7 million in the first quarter of fiscal 2011 over the comparable period of the prior year due to increased sales and improved productivity. Gross margin dollars increased 15.8% while operating expenses increased 7.3% in the first quarter of fiscal 2011 from the first quarter of fiscal 2010. Contributing to the gross margin increase in the first quarter were increased sales and an increase of approximately $1.2 million in the fuel surcharges charged to customers in the first quarter of fiscal 2011 from the comparable period of the prior year due to higher fuel prices in fiscal 2011. The increase in operating expenses was largely driven by increased delivery personnel payroll costs resulting from increased sales. Productivity improvements occurred within our warehouse, delivery and administrative functions.
Other Segment
     “Other” financial information is attributable to our other operating segments, including our specialty produce, custom-cut meat and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.
     Operating income increased 4.1% for the first quarter of fiscal 2011 from the comparable period of the prior year. The increase in operating income for the first quarter of fiscal 2011 was caused primarily by increased sales and favorable expense management in the specialty produce and meat segments.
Liquidity and Capital Resources
     Sysco’s strategic objectives require continuing investment and our financial resources include cash provided by operations and access to capital from financial markets. Our operations historically have produced significant cash flow. Cash generated from operations is generally allocated to working capital requirements; investments in facilities, systems, fleet, other equipment and technology; acquisitions compatible with our overall growth strategy; and cash dividends. Any remaining cash generated from operations may be invested in high-quality, short-term instruments or applied toward the cost of the share repurchase program. As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure. Any transactions resulting from these evaluations may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability.
     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond, while maintaining sufficient liquidity for normal operating purposes. We have continued to maintain the highest credit rating available for U.S.

commercial paper. We believe that we will continue to be able to access the commercial paper market effectively as well as the long-term capital markets, if necessary.
Operating Activities
     We generated $226.8 million in cash flow from operations in the first quarter of fiscal 2011, as compared to $41.6 million in the first quarter of fiscal 2010. The increase of $185.2 million between the two periods was driven largely by $316.0 million of payments made in relation to the IRS settlement in the first quarter of fiscal 2010, together with several less significant items as described in more detail below.
     Cash flow from operations in the first quarter of fiscal 2011 was primarily generated by an increase in accrued income taxes, net income and non-cash depreciation and amortization expense. These increases were partially offset by changes in deferred tax assets and liabilities, an increase in accounts receivable balances, a decrease in accrued expenses and an increase in inventory balances. Cash flow from operations in the first quarter of fiscal 2010 was primarily generated by net income, non-cash depreciation and amortization expense and an increase in accounts payable balances. These increases were partially offset by changes in deferred tax assets and liabilities, increases in account receivable balances and inventory balances and a decrease in other long-term liabilities and prepaid pension cost.
     The increase in accounts receivable balances for the first quarter of fiscal 2011 was primarily due to the increase in sales in the first quarter as well as a seasonal change in volume and customer mix. The increase in accounts receivable balances for the first quarter of fiscal 2010 was primarily due to a seasonal change in volume and customer mix, partially offset by the sales decline. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first quarter as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than average.
     The increase in inventory balances for the first quarter of fiscal 2011 was primarily due to the increase in sales in the quarter. The increase in inventory balances for the first quarter of fiscal 2010 was related to the seasonal change in volume and customer mix discussed above.
     The increases in accounts payable balances for the first quarter of fiscal 2011 and fiscal 2010 were primarily due to the growth in inventory discussed above. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.
     Cash flow from operations was negatively impacted by decreases in accrued expenses of $124.6 million for the first quarter of fiscal 2011 and $33.9 million for the first quarter of fiscal 2010. The decreases in both periods were primarily due to the payment of the respective prior year annual incentive bonuses, partially offset by accruals for current year compensation incentives. A decrease in accrued interest also contributed to the overall decrease for the first quarter of fiscal 2011. The remainder of the decrease for the first quarter of fiscal 2010 was composed of multiple offsetting changes in various other accruals, of which no change was individually significant.
     Cash flow from operations for the first quarter of fiscal 2011 was positively impacted by an increase in accrued income taxes of $342.1 million, partially offset by changes in deferred tax assets and liabilities of $198.9 million. There were no payments related to the IRS settlement in the first quarter of fiscal 2011. Cash flow from operations for the first quarter of fiscal 2010 was negatively impacted by changes in deferred tax assets and liabilities of $207.5 million, partially offset by an increase in accrued income taxes of $56.1 million. The main factor affecting both of these items, as well as cash taxes paid, was the IRS settlement, which resulted in the payment of taxes of $316.0 million in the first quarter of fiscal 2010. Total cash taxes paid were $35.2 million and $334.8 million in the first quarter of fiscal 2011 and 2010, respectively. The changes in both the first quarter of fiscal 2011 and the first quarter of fiscal 2010 were also impacted by the current tax provision.
     Other long-term liabilities increased $47.0 million during the first quarter of fiscal 2011 primarily as a result of net company sponsored pension costs exceeding contributions to our company-sponsored pension plans during the period.
     The net balances of other long-term liabilities and prepaid pension cost decreased $85.6 million during the first quarter of fiscal 2010. The decrease was primarily attributable to three items. First, our liability for uncertain tax positions decreased as a result of the settlement with the IRS. Second, our liability for deferred incentive compensation decreased due to accelerated distributions taken by plan participants during the first quarter of fiscal 2010 of all or a portion of their vested balances pursuant to certain transitional relief under the provisions of Section 409A of the Internal Revenue Code. Third, pension contributions to our company-sponsored plans exceeded net company-sponsored pension costs.
     We recorded net company-sponsored pension costs of $46.6 million and $31.5 million in the first quarter of fiscal 2011 and fiscal 2010, respectively. Our contributions to our company-sponsored defined benefit plans were $5.0 million and $38.8 million in the first quarter of fiscal 2011 and fiscal 2010, respectively. The difference in the level of contributions in the first quarter of fiscal 2011 and fiscal 2010 is due to the timing and amount of our contributions to the Retirement Plan. In fiscal 2010, we contributed $35.0 million per quarter to the Retirement Plan and made an additional contribution of $140.0 million in the fourth quarter that would normally have been made in fiscal 2011. Additional contributions to the Retirement Plan are not currently anticipated in fiscal 2011.
Investing Activities
     Capital expenditures in both the first quarter of fiscal 2011 and the first quarter of fiscal 2010 primarily included facility replacements and expansions, fleet replacements and investments in technology including our Business Transformation Project.
     During the first quarter of fiscal 2011, we paid cash of $23.9 million for operations acquired during fiscal 2011 and for contingent consideration related to operations acquired in previous years.
Financing Activities
     During the first quarter of fiscal 2011, a total of 4,000,000 shares were repurchased at a cost of $116.7 million. There were no shares repurchased in the first quarter of fiscal 2010. On August 27, 2010, the Board of Directors approved a new share repurchase program covering an additional 20,000,000 shares. An additional 1,600,000 shares were repurchased at a cost of $46.5 million through October 30, 2010, resulting in a remaining authorization by our Board of Directors to repurchase up to 17,786,600 shares, based on the trades made through that date.
     Dividends paid in the first quarter of fiscal 2011 were $146.9 million, or $0.25 per share, as compared to $141.7 million, or $0.24 per share, in the first quarter of fiscal 2010. In August 2010, we declared our regular quarterly dividend for the second quarter of fiscal 2011 of $0.25 per share, which was paid in October 2010.
     We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding as of October 2, 2010. Such borrowings were $1.2 million as of October 30, 2010.
     Sysco and one of our subsidiaries, Sysco International, ULC, have a revolving credit facility supporting our U.S. and Canadian commercial paper programs. The facility, in the amount of $1.0 billion, expires on November 4, 2012, but is subject to extension.
     There were no commercial paper issuances outstanding as of October 2, 2010 or October 30, 2010. During the 13-week period ended October 2, 2010, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $60.0 million.
Other Considerations
Multi-Employer Pension Plans
     As discussed in Note 10, “Commitments and Contingencies,” we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of these plans. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2008 to December 31, 2009, we estimate our share of withdrawal liability on most of the multi-employer plans in which we participate could have been as much as $190.0 million as of October 2, 2010 based on a voluntary withdrawal. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2008; therefore, our estimated liability reflects the asset losses incurred by the financial markets as of that date. In general, the financial markets improved during calendar year 2009; therefore, we believe our current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of October 2, 2010, we have approximately $6.3 million in liabilities recorded related to certain multi-employer defined benefit plans for which our voluntary withdrawal had already occurred.
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
BSCC Cooperative Structure
     In the first quarter of fiscal 2010, Sysco reached a settlement with the IRS in connection with its audits of our 2003 through 2006 federal income tax returns. As a result of the settlement, we agreed to cease paying U.S. federal taxes related to its affiliate Baugh Supply Chain Cooperative (BSCC) on a deferred basis and pay the amounts that were recorded within deferred taxes related to BSCC over a three-year period as follows:

Amounts paid annually:	(In thousands)
Fiscal 2010	$528,000
Fiscal 2011	212,000
Fiscal 2012	212,000
     As noted in the table above, $528.0 million was paid related to the settlement in fiscal 2010, of which $316.0 million was paid in the first quarter of fiscal 2010. Amounts to be paid in fiscal 2011 and 2012 will be paid in connection with our quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. We believe we have access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above.
Contractual Obligations
     Our Annual Report on Form 10-K for the fiscal year ended July 3, 2010 contains a table that summarizes our obligations and commitments to make contractual future cash payments as of July 3, 2010. Since July 3, 2010, there have been no material changes to our contractual obligations.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Sysco’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our Annual Report on Form 10-K for the year ended July 3, 2010.
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business;

•	the expected implementation, benefits and costs of our business transformation project;

•	sales and operating income trends;

•	anticipated multi-employer pension-related liabilities and contributions to various multi-employer pension plans, and the source of funds for any such contributions;

•	source and adequacy of funds for required payments under the IRS settlement;

•	the impact of ongoing legal proceedings;

•	anticipated company-sponsored pension plan contributions;

•	expectations regarding unrecognized tax benefits;

•	our plan to continue to explore and identify opportunities to grow in international markets and complimentary lines of business;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the impact of the financial markets on the cash surrender values of our COLI policies;

•	our expectations regarding trends in pay-related expense;

•	fuel costs and expectations regarding the use of fuel surcharges; and

•	expectations regarding operating income and sales for our business segments.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010:
•	risks relating to difficult economic conditions and heightened uncertainty in the financial markets and their effect on consumer confidence;

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;

•	risks related to our Business Transformation Project, including the risk that the project may not be successfully implemented, may not prove cost effective and may have a material adverse effect on our liquidity and results of operations;

•	the risk that we may not be able to compensate for increases in fuel costs;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise;

•	Sysco’s leverage and debt risks, capital and borrowing needs and changes in interest rates;

•	the potential impact of product liability claims and adverse publicity;

•	difficulties in successfully entering and operating in international markets and complimentary lines of business;

•	the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	our dependence on technology and the reliability of our technology network;

•	the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent;

•	that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans or that the Pension Protection Act could require that we make additional pension contributions;

•	the impact of financial market changes on the cash surrender values of our COLI policies and on the assets held by our company-sponsored Retirement Plan and by the multi-employer pension plans in which we participate;

•	labor issues, including the renegotiation of union contracts and shortage of qualified labor; and

•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.
     For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010. There have been no significant changes to our market risks since July 3, 2010 except as noted below.

Interest Rate Risk
     At October 2, 2010, we had no commercial paper issuances outstanding. Our long-term debt obligations at October 2, 2010 were $2.5 billion, of which approximately 81% were at fixed rates of interest, including the impact of our interest rate swap agreements.
     In fiscal 2010, we entered into two interest rate swap agreements that effectively converted $200 million of fixed rate debt maturing in fiscal 2014 (the fiscal 2014 swap) and $250 million of fixed rate debt maturing in fiscal 2013 (the fiscal 2013 swap) to floating rate debt. Both transactions were entered into with the goal of reducing overall borrowing cost. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.
     As of October 2, 2010, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $9.4 million. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of October 2, 2010, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $8.1 million. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.
Fuel Price Risk
     Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. During the first quarter of fiscal 2011 and fiscal 2010, fuel costs related to outbound deliveries represented approximately 0.6% and 0.7% of sales, respectively. From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. These commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In the first quarter of fiscal 2011, our forward fuel purchase commitments resulted in an estimated $2.4 million of avoided fuel costs as the fixed prices on the contracts were lower than market prices for the contracted volumes. In the first quarter of fiscal 2010, our forward purchase commitments resulted in an estimated $11.4 million of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes. As of October 2, 2010, we had forward diesel fuel commitments totaling approximately $80.0 million through October 2011. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices slightly lower than the current market price for diesel.
Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 2, 2010, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. These proceedings, in the opinion of management, will not have a material adverse effect upon the consolidated financial statements of Sysco when ultimately concluded.
Item 1A. Risk Factors
     The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended July 3, 2010, which could materially impact our business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known by the company or that are currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the first quarter of fiscal 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased(1)	Paid per Share	Plans or Programs	Programs
Month #1 July 4 —July 31	696,424	$29.89	673,627	2,712,973
Month #2 August 1 — August 28	793,549	30.03	742,700	21,970,273
Month #3 August 29 —October 2	2,654,630	28.73	2,583,673	19,386,600

Total	4 ,144,603	$29.18	4,000,000	19,386,600

(1)	The total number of shares purchased includes 22,797, 50,849 and 70,957 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.
     On September 22, 2008, we announced that the Board of Directors approved the repurchase of 20,000,000 shares. Pursuant to this repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors. On August 27, 2010, the Board of Directors approved a new share repurchase program covering 20,000,000 shares.
     In July 2004, the Board of Directors authorized us to enter into agreements from time to time to extend our ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.
Item 3. Defaults Upon Senior Securities
     None
Item 5. Other Information
     None

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.11	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

4.12	—	Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

10.1#	—	First Amendment to Fiscal 2011 Management Incentive Plan Bonus Agreement between Sysco Corporation and William J. DeLaney dated September 3, 2010.

10.2#	—	First Amendment to Offer Letter Dated September 1, 2009 between Sysco Corporation and Robert C. Kreidler dated September 24, 2010.

10.3#	—	Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.4#	—	Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

15.1#	—	Report from Ernst & Young LLP dated November 9, 2010, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 filed with the SEC on November 9, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of October 2, 2010, July 3, 2010 and September 26, 2009, (ii) Consolidated Results of Operations for the thirteen week periods ended October 2, 2010 and September 26, 2009, (iii) Consolidated Statements of Comprehensive Income for the thirteen week periods ended October 2, 2010 and September 26, 2009, (iv) Consolidated Cash Flows for the thirteen week periods ended October 2, 2010 and September 26, 2009, and (v) the Notes to Consolidated Financial Statements.

#	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

Date: November 9, 2010

By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and Chief Financial Officer

Date: November 9, 2010

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

Date: November 9, 2010

EXHIBIT INDEX
Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.3	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.4	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.5	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.6	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.8	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

4.10	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.11	—	Letter Regarding Appointment of New Trustee from Sysco Corporation to U.S. Bank National Association, incorporated by reference to Exhibit 4.7 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

4.12	—	Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

10.1#	—	First Amendment to Fiscal 2011 Management Incentive Plan Bonus Agreement between Sysco Corporation and William J. DeLaney dated September 3, 2010.

10.2#	—	First Amendment to Offer Letter Dated September 1, 2009 between Sysco Corporation and Robert C. Kreidler dated September 24, 2010.

10.3#	—	Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.4#	—	Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

15.1#	—	Report from Ernst & Young LLP dated November 9, 2010, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 filed with the SEC on November 9, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of October 2, 2010, July 3, 2010 and September 26, 2009, (ii) Consolidated Results of Operations for the thirteen week periods ended October 2, 2010 and September 26, 2009, (iii) Consolidated Statements of Comprehensive Income for the thirteen week periods ended October 2, 2010 and September 26, 2009, (iv) Consolidated Cash Flows for the thirteen week periods ended October 2, 2010 and September 26, 2009, and (v) the Notes to Consolidated Financial Statements.

#	Filed herewith