Form 10-Q
period 2011-01-01
SYSCO CORP
filed 2011-02-08
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011

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
582,708,338 shares of common stock were outstanding as of January 29, 2011.

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 5. Other Information	37
Item 6. Exhibits	38

Signatures	40
EX-10.1
EX-10.2
EX-10.3
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	Jan. 1, 2011	July 3, 2010	Dec. 26, 2009
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$209,755	$585,443	$574,885
Short-term investments	—	23,511	61,860
Accounts and notes receivable, less allowances of $67,237, $36,573 and $67,035	2,623,300	2,617,352	2,526,044
Inventories	1,963,397	1,771,539	1,790,327
Prepaid expenses and other current assets	70,430	70,992	63,674
Prepaid income taxes	—	7,421	—

Total current assets	4,866,882	5,076,258	5,016,790
Plant and equipment at cost, less depreciation	3,370,553	3,203,823	3,072,721
Other assets
Goodwill	1,577,108	1,549,815	1,551,550
Intangibles, less amortization	104,511	106,398	118,032
Restricted cash	134,579	124,488	128,683
Prepaid pension cost	—	—	70,753
Other assets	274,650	252,919	245,716

Total other assets	2,090,848	2,033,620	2,114,734

Total assets	$10,328,283	$10,313,701	$10,204,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,804,690	$1,953,092	$1,834,024
Accrued expenses	761,954	870,114	793,303
Accrued income taxes	47,738	—	56,775
Deferred income taxes	99,285	178,022	18,482
Current maturities of long-term debt	7,867	7,970	8,438

Total current liabilities	2,721,534	3,009,198	2,711,022
Other liabilities
Long-term debt	2,653,529	2,472,662	2,468,690
Deferred income taxes	185,239	271,512	545,863
Other long-term liabilities	773,490	732,803	548,383

Total other liabilities	3,612,258	3,476,977	3,562,936
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	848,612	816,833	788,138
Retained earnings	7,392,996	7,134,139	6,844,095
Accumulated other comprehensive loss	(387,421)	(480,251)	(180,095)
Treasury stock at cost, 183,761,810, 176,768,795 and 173,100,605 shares	(4,624,871)	(4,408,370)	(4,287,026)

Total shareholders’ equity	3,994,491	3,827,526	3,930,287

Total liabilities and shareholders’ equity	$10,328,283	$10,313,701	$10,204,245

Note: The July 3, 2010 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	26-Week Period Ended		13-Week Period Ended
	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
Sales	$19,136,126	$17,949,925	$9,384,852	$8,868,499
Cost of sales	15,562,765	14,507,679	7,642,908	7,173,612

Gross margin	3,573,361	3,442,246	1,741,944	1,694,887
Operating expenses	2,630,096	2,482,567	1,304,919	1,232,536

Operating income	943,265	959,679	437,025	462,351
Interest expense	59,161	65,322	28,060	31,522
Other expense (income), net	(2,984)	(3,150)	(1,300)	(1,138)

Earnings before income taxes	887,088	897,507	410,265	431,967
Income taxes	329,846	302,953	152,092	163,618

Net earnings	$557,242	$594,554	$258,173	$268,349

Net earnings:
Basic earnings per share	$0.95	$1.00	$0.44	$0.45
Diluted earnings per share	0.95	$1.00	0.44	$0.45

Average shares outstanding	586,827,575	592,110,975	584,943,749	592,651,712
Diluted shares outstanding	589,106,837	592,678,989	587,110,338	593,372,477

Dividends declared per common share	$0.51	$0.49	$0.26	$0.25
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	26-Week Period Ended		13-Week Period Ended
	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
Net earnings	$557,242	$594,554	$258,173	$268,349

Other comprehensive income:
Foreign currency translation adjustment	66,787	83,946	15,322	46,864
Items presented net of tax:
Amortization of cash flow hedge	214	214	107	107
Amortization of unrecognized prior service cost	1,276	1,353	638	677
Amortization of unrecognized actuarial loss, net	24,507	12,332	12,254	6,166
Amortization of unrecognized transition obligation	46	46	23	23

Total other comprehensive income	92,830	97,891	28,344	53,837

Comprehensive income	$650,072	$692,445	$286,517	$322,186

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	26-Week Period Ended
	Jan. 1, 2011	Dec. 26, 2009
Cash flows from operating activities:
Net earnings	$557,242	$594,554
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	37,679	39,913
Depreciation and amortization	198,230	189,428
Deferred income taxes	(181,295)	(172,756)
Provision for losses on receivables	19,522	19,815
Other non-cash items	(1,550)	536
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
Decrease (increase) in receivables	4,887	(53,597)
(Increase) in inventories	(167,912)	(121,626)
Decrease in prepaid expenses and other current assets	1,183	1,307
(Decrease) increase in accounts payable	(172,217)	30,110
(Decrease) in accrued expenses	(125,849)	(16,974)
Increase (decrease) in accrued income taxes	50,130	(236,099)
(Increase) in other assets	(19,556)	(30,372)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	82,430	(97,343)
Excess tax benefits from share-based compensation arrangements	(277)	(475)

Net cash provided by operating activities	282,647	146,421

Cash flows from investing activities:
Additions to plant and equipment	(317,421)	(247,575)
Proceeds from sales of plant and equipment	2,916	2,422
Acquisition of businesses, net of cash acquired	(26,546)	(9,161)
Purchases of short-term investments	—	(60,162)
Maturities of short-term investments	24,383	—
(Increase) in restricted cash	(10,091)	(34,825)

Net cash used for investing activities	(326,759)	(349,301)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	173,199	—
Other debt borrowings	2,441	4,580
Other debt repayments	(4,521)	(5,601)
Common stock reissued from treasury for share-based compensation awards	65,555	36,914

Treasury stock purchases	(285,442)	—
Dividends paid	(294,089)	(283,766)
Excess tax benefits from share-based compensation arrangements	277	475

Net cash used for financing activities	(342,580)	(247,398)

Effect of exchange rates on cash	11,004	6,512

Net (decrease) in cash and cash equivalents	(375,688)	(443,766)
Cash and cash equivalents at beginning of period	585,443	1,018,651

Cash and cash equivalents at end of period	$209,755	$574,885

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$59,140	$67,670
Income taxes	467,788	759,704
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
     The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of January 1, 2011, July 3, 2010 and December 26, 2009:

	Assets Measured at Fair Value as of Jan. 1, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$—	$107,251	$—	$107,251
Restricted cash	134,579	—	—	134,579
Other assets
Interest rate swap agreements	—	13,266	—	13,266

Total assets at fair value	$134,579	$120,517	$—	$255,096

	Assets Measured at Fair Value as of July 3, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$225,400	$199,047	$—	$424,447
Short-term investments	—	23,511	—	23,511
Restricted cash	124,488	—	—	124,488
Other assets
Interest rate swap agreements	—	11,045	—	11,045

Total assets at fair value	$349,888	$233,603	$—	$583,491

	Assets and Liabilities Measured at Fair Value as of Dec. 26, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$357,800	$102,846	$—	$460,646
Short-term investments	—	61,860	—	61,860
Restricted cash	128,683	—	—	128,683
Other assets
Interest rate swap agreements	—	534	—	534

Total assets at fair value	$486,483	$165,240	$—	$651,723

Liabilities:
Other long-term liabilities
Interest rate swap agreement	$—	$1,109	$—	$1,109
     The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total debt approximated $2,857.7 million, $2,774.9 million and $2,604.0 million as of January 1, 2011, July 3, 2010 and

December 26, 2009, respectively. The carrying value of total debt was $2,661.4 million, $2,480.6 million and $2,477.1 million as of January 1, 2011, July 3, 2010 and December 26, 2009, respectively.
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
     The location and the fair value of derivative instruments in the consolidated balance sheet as of January 1, 2011, July 3, 2010 and December 26, 2009 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate swap agreements
Jan. 1, 2011	Other assets	$13,266	N/A	N/A
July 3, 2010	Other assets	11,045	N/A	N/A
Dec. 26, 2009	Other assets	$534	Other long-term liabilities	$1,109
     The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 26-week periods ended January 1, 2011 and December 26, 2009 presented on a pre-tax basis are as follows:

Location of (Gain)
	or Loss Recognized	Amount of (Gain) or Loss
	in Income	Recognized in Income
		Jan. 1, 2011	Dec. 26, 2009
(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(4,486)	$(1,558)
The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended January 1, 2011 and December 26, 2009 presented on a pre-tax basis are as follows:

Amount of (Gain) or Loss
	Location of (Gain)	Recognized in Income
	or Loss Recognized	Jan. 1, 2011	Dec. 26, 2009
	in Income	(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(3,986)	$(1,691)
     Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 26-week periods and 13-week periods ended January 1, 2011 and December 26, 2009. The interest rate swaps do not contain credit-risk-related contingent features.

4. DEBT
     As of January 1, 2011, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding.
     Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs. The facility in the amount of $1,000.0 million expires on November 4, 2012, but is subject to extension.
     As of January 1, 2011, commercial paper issuances outstanding were $173.2 million and were classified as long-term debt since the company’s commercial paper programs are supported by the long-term revolving credit facility described above.
     During the 26-week period ended January 1, 2011, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $330.3 million.
5. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 26-week period presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
	(In thousands)
Service cost	$49,721	$33,326	$198	$164
Interest cost	67,487	59,797	262	281
Expected return on plan assets	(65,960)	(52,430)	—	—
Amortization of prior service cost	1,979	2,104	93	93
Recognized net actuarial loss (gain)	39,976	20,262	(194)	(245)
Amortization of transition obligation	—	—	76	76

Net periodic benefit cost	$93,203	$63,059	$435	$369

     The components of net company-sponsored benefit cost for the 13-week period presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
	(In thousands)
Service cost	$24,860	$16,663	$99	$82
Interest cost	33,743	29,898	131	141
Expected return on plan assets	(32,980)	(26,215)	—	—
Amortization of prior service cost	990	1,053	46	46
Recognized net actuarial loss (gain)	19,988	10,130	(97)	(122)
Amortization of transition obligation	—	—	38	38

Net periodic benefit cost	$46,601	$31,529	$217	$185

     Sysco’s contributions to its company-sponsored defined benefit plans were $9.7 million and $77.7 million during the 26-week periods ended January 1, 2011 and December 26, 2009, respectively.
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

6. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	26-Week Period Ended		13-Week Period Ended
	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$557,242	$594,554	$258,173	$268,349

Denominator:
Weighted-average basic shares outstanding	586,827,575	592,110,975	584,943,749	592,651,712
Dilutive effect of share-based awards	2,279,262	568,014	2,166,589	720,765

Weighted-average diluted shares outstanding	589,106,837	592,678,989	587,110,338	593,372,477

Basic earnings per share:	$0.95	$1.00	$0.44	$0.45

Diluted earnings per share:	$0.95	$1.00	$0.44	$0.45

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 49,700,000 and 65,900,000 for the first 26 weeks of fiscal 2011 and 2010, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 51,500,000 and 66,300,000 for the second quarter of fiscal 2011 and 2010, respectively.
7. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans. Sysco also previously provided share-based compensation under its Management Incentive Plans.
Stock Incentive Plans
     In the first 26 weeks of fiscal 2011, options to purchase 7,140,250 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 26 weeks of fiscal 2011 was $3.96.
     In the first 26 weeks of fiscal 2011, 651,000 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. The majority of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 26 weeks of fiscal 2011 was $28.72.
     In the first 26 weeks of fiscal 2011, restricted awards in the amount of 60,973 shares were granted to non-employee directors from the 2009 Non-Employee Directors Stock Plan. The non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value per share of restricted awards granted during the first 26 weeks of fiscal 2011 was $28.87.
     Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. In the first 26 weeks of fiscal 2011, 27,979 shares with a weighted average grant date fair value of $29.26 were issued for these elections in the form of fully vested common stock or deferred units.
Employees’ Stock Purchase Plan
     Plan participants purchased 828,087 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 26 weeks of fiscal 2011.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.28 during the first 26 weeks of fiscal 2011. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $37.7 million and $39.9 million for the first 26 weeks of fiscal 2011 and fiscal 2010, respectively.
     As of January 1, 2011, there was $80.2 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.88 years.
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
     In the first 26 weeks of fiscal 2011, $106.0 million of payments were made related to the settlement. As noted in the table above, $528.0 million was paid related to the settlement in fiscal 2010, of which $422.0 million was paid in the first 26 weeks of fiscal 2010. Remaining amounts to be paid in fiscal 2011 and 2012 will be paid in connection with Sysco’s quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above. The company had previously accrued interest for a portion of the exposure pertaining to the IRS proposed adjustments and as a result of the settlement with the IRS, Sysco recorded an income tax benefit of approximately $29.0 million in the first quarter of fiscal 2010.
     Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of fiscal 2010 and at the beginning of fiscal 2011.
Uncertain Tax Positions
     As of January 1, 2011, the gross amount of unrecognized tax benefits was $87.4 million and the gross amount of accrued interest liabilities was $35.5 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rates
     The effective tax rate of 37.18% for the first 26 weeks of fiscal 2011 was favorably impacted by the adjustment of the carrying values of the company’s corporate-owned life insurance (COLI) policies to their cash surrender values. The gain of $23.9 million recorded in the first 26 weeks of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $9.2 million.
     The effective tax rate of 33.75% for the first 26 weeks of fiscal 2010 was favorably impacted by three items. First, the company recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS. Second, the gain of $26.3 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 26 weeks of fiscal 2010, which had the impact of decreasing income tax expense for the period by $10.1 million. Third, the company recorded a tax benefit of approximately $5.0 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards.
     The effective tax rate of 37.07% for the second quarter of fiscal 2011 was favorably impacted by the gain of $10.3 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the second quarter of fiscal 2011, which had the impact of decreasing income tax expense for the period by $4.0 million.
     The effective tax rate of 37.88% for the second quarter of fiscal 2010 was favorably impacted by the gain of $5.2 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the second quarter of fiscal 2010, which had the impact of decreasing income tax expense for the period by $2.0 million.
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
9. ACQUISITIONS
     During the first 26 weeks of fiscal 2011, in the aggregate, the company paid cash of $26.5 million for acquisitions made during fiscal 2011 and for contingent consideration related to operations acquired in previous fiscal years. Acquisitions in the first 26 weeks of fiscal 2011 were immaterial to the consolidated financial statements.
     Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained or certain outstanding contingencies are resolved. As of January 1, 2011, aggregate contingent consideration amounts outstanding relating to acquisitions was $53.3 million, of which $50.7 million could result in the recording of additional goodwill.
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
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of these plans. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2008 to December 31, 2009, Sysco estimates its share of withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $220.0 million as of January 1, 2011, based on a voluntary withdrawal. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2009; therefore, the company’s estimated liability reflects the results incurred by the financial markets as of that date. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of January 1, 2011, Sysco had approximately $6.3 million in liabilities recorded related to certain multi-employer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of January 1, 2011, outstanding forward diesel fuel purchase commitments totaled approximately $80.9 million at a fixed price through January 2012.
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
     Included in corporate expenses, among other items, are:
•	Gains and losses recorded to adjust COLI policies to their cash surrender values;

•	Share-based compensation expense;

•	Expenses related to the company’s business transformation project; and

•	Corporate-level depreciation and amortization expense.

     The following tables set forth certain financial information for Sysco’s business segments:

	26-Week Period Ended		13-Week Period Ended
	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
	(In thousands)
Sales:
Broadline	$15,207,567	$14,393,429	$7,416,293	$7,084,723
SYGMA	2,632,266	2,308,174	1,312,770	1,157,313
Other	1,595,074	1,495,543	808,149	752,666
Intersegment sales	(298,781)	(247,221)	(152,360)	(126,203)

Total	$19,136,126	$17,949,925	$9,384,852	$8,868,499

	26-Week Period Ended		13-Week Period Ended
	Jan. 1, 2011	Dec. 26, 2009	Jan. 1, 2011	Dec. 26, 2009
	(In thousands)
Operating income:
Broadline	$1,009,357	$1,009,924	$473,600	$500,900
SYGMA	28,392	17,857	13,822	12,019
Other	57,073	55,799	30,198	29,985

Total segments	1,094,822	1,083,580	517,620	542,904
Corporate expenses	(151,557)	(123,901)	(80,595)	(80,553)

Total operating income	943,265	959,679	437,025	462,351

Interest expense	59,161	65,322	28,060	31,522
Other expense (income), net	(2,984)	(3,150)	(1,300)	(1,138)

Earnings before income taxes	$887,088	$897,507	$410,265	$431,967

	Jan. 1, 2011	July 3, 2010	Dec. 26, 2009
	(In thousands)
Assets:
Broadline	$6,457,736	$6,218,985	$5,974,238
SYGMA	417,692	392,883	384,735
Other	968,027	937,605	922,233

Total segments	7,843,455	7,549,473	7,281,206
Corporate	2,484,828	2,764,228	2,923,039

Total	$10,328,283	$10,313,701	$10,204,245

12. SUPPLEMENTAL GUARANTOR INFORMATION — PARENT GUARANTEE
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

	Condensed Consolidating Balance Sheet
	Jan. 1, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$132,672	$7	$4,734,203	$—	$4,866,882
Investment in subsidiaries	15,756,646	516,940	125,075	(16,398,661)	—
Plant and equipment, net	540,534	—	2,830,019	—	3,370,553
Other assets	394,587	476	1,695,785	—	2,090,848

Total assets	$16,824,439	$517,423	$9,385,082	$(16,398,661)	$10,328,283

Current liabilities	$417,368	$1,342	$2,302,824	$—	$2,721,534
Intercompany payables (receivables)	9,695,847	89,776	(9,785,623)	—	—
Long-term debt	2,400,988	199,913	52,628	—	2,653,529
Other liabilities	512,065	—	446,664	—	958,729
Shareholders’ equity	3,798,171	226,392	16,368,589	(16,398,661)	3,994,491

Total liabilities and shareholders’ equity	$16,824,439	$517,423	$9,385,082	$(16,398,661)	$10,328,283

	Condensed Consolidating Balance Sheet
	July 3, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$417,336	$33	$4,658,889	$—	$5,076,258
Investment in subsidiaries	14,979,871	465,641	142,925	(15,588,437)	—
Plant and equipment, net	425,279	—	2,778,544	—	3,203,823
Other assets	362,658	597	1,670,365	—	2,033,620

Total assets	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

Current liabilities	$444,274	$1,114	$2,563,810	$—	$3,009,198
Intercompany payables (receivables)	9,405,317	73,124	(9,478,441)	—	—
Long-term debt	2,225,781	199,881	47,000	—	2,472,662
Other liabilities	411,781	—	592,534	—	1,004,315
Shareholders’ equity	3,697,991	192,152	15,525,820	(15,588,437)	3,827,526

Total liabilities and shareholders’ equity	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

	Condensed Consolidating Balance Sheet
	Dec. 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$499,453	$10	$4,517,327	$—	$5,016,790
Investment in subsidiaries	14,134,945	458,012	137,741	(14,730,698)	—
Plant and equipment, net	301,018	—	2,771,703	—	3,072,721
Other assets	482,452	761	1,631,521	—	2,114,734

Total assets	$15,417,868	$458,783	$9,058,292	$(14,730,698)	$10,204,245

Current liabilities	$416,043	$929	$2,294,050	$—	$2,711,022
Intercompany payables (receivables)	8,590,840	79,443	(8,670,283)	—	—
Long-term debt	2,219,095	199,847	49,748	—	2,468,690
Other liabilities	425,110	—	669,136	—	1,094,246
Shareholders’ equity	3,766,780	178,564	14,715,641	(14,730,698)	3,930,287

Total liabilities and shareholders’ equity	$15,417,868	$458,783	$9,058,292	$(14,730,698)	$10,204,245

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended Jan. 1, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$19,136,126	$—	$19,136,126
Cost of sales	—	—	15,562,765	—	15,562,765

Gross margin	—	—	3,573,361	—	3,573,361
Operating expenses	153,732	65	2,476,299	—	2,630,096

Operating income (loss)	(153,732)	(65)	1,097,062	—	943,265
Interest expense (income)	261,856	5,677	(208,372)	—	59,161
Other expense (income), net	(92)	—	(2,892)	—	(2,984)

Earnings (losses) before income taxes	(415,496)	(5,742)	1,308,326	—	887,088
Income tax provision (benefit)	(154,494)	(2,135)	486,475	—	329,846
Equity in earnings of subsidiaries	818,244	31,747	—	(849,991)	—

Net earnings	$557,242	$28,140	$821,851	$(849,991)	$557,242

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended Dec. 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$17,949,925	$—	$17,949,925
Cost of sales	—	—	14,507,679	—	14,507,679

Gross margin	—	—	3,442,246	—	3,442,246
Operating expenses	122,810	69	2,359,688	—	2,482,567

Operating income (loss)	(122,810)	(69)	1,082,558	—	959,679
Interest expense (income)	241,130	5,068	(180,876)	—	65,322
Other expense (income), net	(360)	—	(2,790)	—	(3,150)

Earnings (losses) before income taxes	(363,580)	(5,137)	1,266,224	—	897,507
Income tax provision (benefit)	(122,726)	(1,734)	427,413	—	302,953
Equity in earnings of subsidiaries	835,408	27,193	—	(862,601)	—

Net earnings	$594,554	$23,790	$838,811	$(862,601)	$594,554

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended Jan. 1, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,384,852	$—	$9,384,852
Cost of sales	—	—	7,642,908	—	7,642,908

Gross margin	—	—	1,741,944	—	1,741,944
Operating expenses	86,037	32	1,218,850	—	1,304,919

Operating income (loss)	(86,037)	(32)	523,094	—	437,025
Interest expense (income)	130,867	3,101	(105,908)	—	28,060
Other expense (income), net	(9)	—	(1,291)	—	(1,300)

Earnings (losses) before income taxes	(216,895)	(3,133)	630,293	—	410,265
Income tax provision (benefit)	(80,458)	(1,162)	233,712	—	152,092
Equity in earnings of subsidiaries	394,610	16,273	—	(410,883)	—

Net earnings	$258,173	$14,302	$396,581	$(410,883)	$258,173

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended Dec. 26, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,868,499	$—	$8,868,499
Cost of sales	—	—	7,173,612	—	7,173,612

Gross margin	—	—	1,694,887	—	1,694,887
Operating expenses	77,748	35	1,154,753	—	1,232,536

Operating income (loss)	(77,748)	(35)	540,134	—	462,351
Interest expense (income)	120,566	2,578	(91,622)	—	31,522
Other expense (income), net	(6)	—	(1,132)	—	(1,138)

Earnings (losses) before income taxes	(198,308)	(2,613)	632,888	—	431,967
Income tax provision (benefit)	(73,262)	(979)	237,859	—	163,618
Equity in earnings of subsidiaries	393,395	14,000	—	(407,395)	—

Net earnings	$268,349	$12,366	$395,029	$(407,395)	$268,349

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Jan. 1, 2011
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(132,293)	$28,547	$386,393	$282,647
Investing activities	(140,272)	—	(186,487)	(326,759)
Financing activities	(340,071)	—	(2,509)	(342,580)
Effect of exchange rates on cash	—	—	11,004	11,004
Intercompany activity	335,748	(28,547)	(307,201)	—

Net (decrease) in cash	(276,888)	—	(98,800)	(375,688)
Cash at the beginning of the period	373,523	—	211,920	585,443

Cash at the end of the period	$96,635	$—	$113,120	$209,755

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 26, 2009
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(154,832)	$23,891	$277,362	$146,421
Investing activities	(87,551)	—	(261,750)	(349,301)
Financing activities	(248,177)	—	779	(247,398)
Effect of exchange rates on cash	—	—	6,512	6,512
Intercompany activity	57,742	(23,891)	(33,851)	—

Net (decrease) in cash	(432,818)	—	(10,948)	(443,766)
Cash at the beginning of the period	899,195	—	119,456	1,018,651

Cash at the end of the period	$466,377	$—	$108,508	$574,885

13. SUPPLEMENTAL GUARANTOR INFORMATION — SUBSIDIARY GUARANTEES
     On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. As of January 1, 2011, Sysco had a total of approximately $2,225.0 million in senior notes and debentures outstanding.
     The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the guarantors (U.S. Broadline subsidiaries), the parent issuer (Sysco Corporation) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Jan. 1, 2011
	U.S.		Other
	Broadline		Non-Guarantor		Consolidated
	Subsidiaries	Sysco	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$3,248,279	$132,672	$1,485,931	$—	$4,866,882
Investment in subsidiaries	—	15,756,646	—	(15,756,646)	—
Plant and equipment, net	1,784,365	540,534	1,045,654	—	3,370,553
Other assets	495,369	394,587	1,200,892	—	2,090,848

Total assets	$5,528,013	$16,824,439	$3,732,477	$(15,756,646)	$10,328,283

Current liabilities	$813,532	$417,368	$1,490,634	$—	$2,721,534
Intercompany payables (receivables)	(9,695,821)	9,695,847	(26)	—	—
Long-term debt	24,561	2,400,988	227,980	—	2,653,529
Other liabilities	336,429	512,065	110,235	—	958,729
Shareholders’ equity	14,049,312	3,798,171	1,903,654	(15,756,646)	3,994,491

Total liabilities and shareholders’ equity	$5,528,013	$16,824,439	$3,732,477	$(15,756,646)	$10,328,283

	Condensed Consolidating Balance Sheet
	July 3, 2010
	U.S.		Other
	Broadline		Non-Guarantor		Consolidated
	Subsidiaries	Sysco	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$3,165,121	$417,336	$1,493,801	$—	$5,076,258
Investment in subsidiaries	—	14,979,871	—	(14,979,871)	—
Plant and equipment, net	1,762,580	425,279	1,015,964	—	3,203,823
Other assets	484,887	362,658	1,186,075	—	2,033,620

Total assets	$5,412,588	$16,185,144	$3,695,840	$(14,979,871)	$10,313,701

Current liabilities	$918,449	$444,274	$1,646,475	$—	$3,009,198
Intercompany payables (receivables)	(9,408,645)	9,405,317	3,328	—	—
Long-term debt	18,860	2,225,781	228,021	—	2,472,662
Other liabilities	491,528	411,781	101,006	—	1,004,315
Shareholders’ equity	13,392,396	3,697,991	1,717,010	(14,979,871)	3,827,526

Total liabilities and shareholders’ equity	$5,412,588	$16,185,144	$3,695,840	$(14,979,871)	$10,313,701

	Condensed Consolidating Balance Sheet
	Dec. 26, 2009
	U.S.		Other
	Broadline		Non-Guarantor		Consolidated
	Subsidiaries	Sysco	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$3,091,599	$499,453	$1,425,738	$—	$5,016,790
Investment in subsidiaries	—	14,134,945	—	(14,134,945)	—
Plant and equipment, net	1,770,201	301,018	1,001,502	—	3,072,721
Other assets	443,948	482,452	1,188,334	—	2,114,734

Total assets	$5,305,748	$15,417,868	$3,615,574	$(14,134,945)	$10,204,245

Current liabilities	$778,594	$416,043	$1,516,385	$—	$2,711,022
Intercompany payables (receivables)	(8,690,235)	8,590,840	99,395	—	—
Long-term debt	19,132	2,219,095	230,463	—	2,468,690
Other liabilities	540,585	425,110	128,551	—	1,094,246
Shareholders’ equity	12,657,672	3,766,780	1,640,780	(14,134,945)	3,930,287

Total liabilities and shareholders’ equity	$5,305,748	$15,417,868	$3,615,574	$(14,134,945)	$10,204,245

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended Jan. 1, 2011
	U.S.		Other
	Broadline		Non-Guarantor		Consolidated
	Subsidiaries	Sysco	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$13,233,437	$—	$6,201,470	$(298,781)	$19,136,126
Cost of sales	10,546,584	—	5,271,684	(255,503)	15,562,765

Gross margin	2,686,853	—	929,786	(43,278)	3,573,361
Operating expenses	1,767,484	153,732	752,158	(43,278)	2,630,096

Operating income (loss)	919,369	(153,732)	177,628	—	943,265
Interest expense (income)	(201,197)	261,856	(1,498)	—	59,161
Other expense (income), net	(922)	(92)	(1,970)	—	(2,984)

Earnings (losses) before income taxes	1,121,488	(415,496)	181,096	—	887,088
Income tax provision (benefit)	417,002	(154,494)	67,338	—	329,846
Equity in earnings of subsidiaries	—	818,244	—	(818,244)	—

Net earnings	$704,486	$557,242	$113,758	$(818,244)	$557,242

	Condensed Consolidating Results of Operations
	For the 26-Week Period Ended Dec. 26, 2009
	U.S.		Other
	Broadline		Non-Guarantor		Consolidated
	Subsidiaries	Sysco	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$12,543,265	$—	$5,653,881	$(247,221)	$17,949,925
Cost of sales	9,929,965	—	4,785,222	(207,508)	14,507,679

Gross margin	2,613,300	—	868,659	(39,713)	3,442,246
Operating expenses	1,697,216	122,810	702,254	(39,713)	2,482,567

Operating income (loss)	916,084	(122,810)	166,405	—	959,679
Interest expense (income)	(177,983)	241,130	2,175	—	65,322
Other expense (income), net	(1,197)	(360)	(1,593)	—	(3,150)

Earnings (losses) before income taxes	1,095,264	(363,580)	165,823	—	897,507
Income tax provision (benefit)	369,705	(122,726)	55,974	—	302,953
Equity in earnings of subsidiaries	—	835,408	—	(835,408)	—

Net earnings	$725,559	$594,554	$109,849	$(835,408)	$594,554

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended Jan. 1, 2011
	U.S.		Other
	Broadline		Non-Guarantor		Consolidated
	Subsidiaries	Sysco	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$6,446,806	$—	$3,090,406	$(152,360)	$9,384,852
Cost of sales	5,143,121	—	2,630,567	(130,780)	7,642,908

Gross margin	1,303,685	—	459,839	(21,580)	1,741,944
Operating expenses	867,536	86,037	372,926	(21,580)	1,304,919

Operating income (loss)	436,149	(86,037)	86,913	—	437,025
Interest expense (income)	(101,664)	130,867	(1,143)	—	28,060
Other expense (income), net	(444)	(9)	(847)	—	(1,300)

Earnings (losses) before income taxes	538,257	(216,895)	88,903	—	410,265
Income tax provision (benefit)	199,582	(80,458)	32,968	—	152,092
Equity in earnings of subsidiaries	—	394,610	—	(394,610)	—

Net earnings	$338,675	$258,173	$55,935	$(394,610)	$258,173

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended Dec. 26, 2009
	U.S.		Other
	Broadline		Non-Guarantor		Consolidated
	Subsidiaries	Sysco	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$6,176,500	$—	$2,818,202	$(126,203)	$8,868,499
Cost of sales	4,893,533	—	2,386,077	(105,998)	7,173,612

Gross margin	1,282,967	—	432,125	(20,205)	1,694,887
Operating expenses	827,905	77,748	347,088	(20,205)	1,232,536

Operating income (loss)	455,062	(77,748)	85,037	—	462,351
Interest expense (income)	(89,971)	120,566	927	—	31,522
Other expense (income), net	(454)	(6)	(678)	—	(1,138)

Earnings (losses) before income taxes	545,487	(198,308)	84,788	—	431,967
Income tax provision (benefit)	205,160	(73,262)	31,720	—	163,618
Equity in earnings of subsidiaries	—	393,395	—	(393,395)	—

Net earnings	$340,327	$268,349	$53,068	$(393,395)	$268,349

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Jan. 1, 2011
	U.S.		Other
	Broadline		Non-Guarantor	Consolidated
	Subsidiaries	Sysco	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$474,309	$(132,293)	$(59,369)	$282,647
Investing activities	(147,795)	(140,272)	(38,692)	(326,759)
Financing activities	(1,321)	(340,071)	(1,188)	(342,580)
Effect of exchange rates on cash	—	—	11,004	11,004
Intercompany activity	(337,651)	335,748	1,903	—

Net (decrease) in cash	(12,458)	(276,888)	(86,342)	(375,688)
Cash at the beginning of the period	31,935	373,523	179,985	585,443

Cash at the end of the period	$19,477	$96,635	$93,643	$209,755

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 26, 2009
	U.S.		Other
	Broadline		Non-Guarantor	Consolidated
	Subsidiaries	Sysco	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$267,749	$(154,832)	$33,504	$146,421
Investing activities	(122,091)	(87,551)	(139,659)	(349,301)
Financing activities	707	(248,177)	72	(247,398)
Effect of exchange rates on cash	—	—	6,512	6,512
Intercompany activity	(155,092)	57,742	97,350	—

Net (decrease) in cash	(8,727)	(432,818)	(2,221)	(443,766)
Cash at the beginning of the period	32,216	899,195	87,240	1,018,651

Cash at the end of the period	$23,489	$466,377	$85,019	$574,885

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
     We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17% of this approximately $210 billion annual market as measured at the end of fiscal 2010. According to industry sources, the foodservice, or food-away-from-home, market represents approximately half of the total dollars spent on food purchases made at the consumer level in the United States.
Highlights
     A slow economic recovery in the United States and Canada combined with continued low levels of consumer confidence and rising product cost inflation, contributed to a challenging environment in the first 26 weeks of fiscal 2011. Sales increased during the first 26 weeks and second quarter of fiscal 2011, however gross margin dollars grew at a slower rate than sales and operating expenses increased faster than gross margins. This resulted in a decline in operating income, net earnings and earnings per share for both the first 26 weeks of fiscal 2011 and the second quarter of fiscal 2011 as compared to the same periods in fiscal 2010.
First 26 Weeks
•	Sales increased 6.6% in the first 26 weeks of fiscal 2011 from the comparable prior year period to $19.1 billion primarily due to increased prices due to inflation and improving case volumes. Inflation, as measured by changes in our product costs, was an estimated 3.9% during the first 26 weeks of fiscal 2011. Sales from acquisitions within the last 12 months favorably impacted sales by 0.6%, and the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5%.
•	Operating income decreased to $943.3 million, a 1.7% decrease from the comparable prior year period, primarily driven by gross margin dollars growing at a slower rate than sales and operating expenses increasing faster than gross margins. Gross margin dollars increased 3.8% in the first 26 weeks of fiscal 2011 from the first 26 weeks of fiscal 2010 but declined as a percentage of sales primarily due to the impact of significant inflation in certain product categories, strategic pricing initiatives and growth in our SYGMA segment, which is a lower margin business than our Broadline business. Operating expenses increased 5.9% primarily due to higher pay-related expense related to increased sales and an increase in net company-sponsored pension costs.
•	Net earnings decreased to $557.2 million, a 6.3% decrease from the comparable prior year period, primarily due to the decline in operating income and an increase in the effective tax rate. The effective tax rate for the first 26 weeks of fiscal 2011 was 37.18%, compared to an effective tax rate of 33.75% for the first 26 weeks of fiscal 2010. The difference between the tax rates for the two periods resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the Internal Revenue Service (IRS) in the first quarter of fiscal 2010.
•	Basic and diluted earnings per share in the first 26 weeks of fiscal 2011 were both $0.95, a decrease of 5.0% from the comparable prior year period primarily due to the factors discussed above. Both basic and diluted earnings per share were favorably impacted by $0.04 per share in the first 26 weeks of fiscal 2011 due to the gains recorded on the adjustment of the carrying value of corporate-owned life insurance (COLI) policies to their cash surrender values. Both basic and diluted earnings per share were favorably impacted by $0.09 per share in the first 26 weeks of fiscal 2010 from the one-time reversal of a previously accrued liability related to the settlement of an outstanding tax matter with the IRS of $0.05 per share and the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values of $0.04 per share.
Second Quarter
•	Sales increased 5.8% in the second quarter of fiscal 2011 over the comparable prior year period to $9.4 billion primarily resulting from increased prices due to inflation. Inflation, as measured by changes in our product costs, was an estimated 4.5% during the second quarter of fiscal 2011. Sales from acquisitions within the last 12 months favorably impacted sales by 0.6%, and the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.4%.
•	Operating income decreased to $437.0 million, a 5.5% decrease from the comparable prior year period, primarily driven by gross margin dollars growing at a slower rate than sales and operating expenses increasing faster than gross margin dollars. Gross margin dollars increased 2.8% in the second quarter of fiscal 2011 from the second quarter of fiscal 2010 but declined as a percentage of sales primarily due to the impact of significant inflation in certain product categories, strategic pricing initiatives and growth in our SYGMA segment, which is a lower margin business than our Broadline business. Operating expenses increased 5.9% primarily due to higher pay-related expense related to increased sales and an increase in net company-sponsored pension costs and greater fuel costs.
•	Net earnings decreased to $258.2 million, a 3.8% decrease from the comparable prior year period. Basic and diluted earnings per share in the second quarter of fiscal 2011 were both $0.44, a decrease of 2.2% from the comparable prior year period. These declines were primarily due to the decline in operating income. Both basic and diluted earnings per share were favorably impacted by $0.02 per share in the second quarter of fiscal 2011 due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. Both basic and diluted earnings per share were favorably impacted by $0.01 per share in the second quarter of fiscal 2010 from gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
Trends and Strategy
Trends
     General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, have contributed to a slow rate of recovery in the foodservice market. Historically, we have grown at a faster rate than the overall industry and have grown our market share in this fragmented industry.
     We have experienced higher levels of product cost inflation this fiscal year as compared to fiscal 2010, which we were unable to pass through completely without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at current levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross margins and earnings.
     We have also experienced higher costs this fiscal year from increased pay-related expense due to increased sales as well as higher pension and fuel costs. We believe pay-related expense could continue to increase if sales increase, as a portion of these costs are variable in nature. We believe increased pension and fuel costs will continue for the remainder of the fiscal year. Our Business Transformation Project is a key part of our strategy to control costs and continue to grow the business. The expense related to this project through the first 26 weeks of fiscal 2011 has largely been comparable to the costs incurred through the first 26 weeks of fiscal 2010, despite increased spend on the project. We believe these expenses will increase in the last 26 weeks of fiscal 2011 as compared to the last 27 weeks of fiscal 2010 as we prepare to deploy the project to our operating companies.
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
Business Transformation Project
     We have substantially completed the design and building phase of our Business Transformation Project and we are currently testing the underlying Enterprise Resource Planning system and processes. Over the remainder of this fiscal year, our pilot operating company will implement the project and our shared services center will be active in its support role. Implementation is anticipated to occur across the majority of our Broadline and SYGMA operating companies by the end of fiscal 2013. Although we expect the investment in the business transformation project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the early stages of implementation, including fiscal 2011.
     We expect the total cash outlay for the Business Transformation Project to be approximately $900 million. Approximately $145 million and $86 million of cash outlay occurred in the first 26 weeks of fiscal 2011 and fiscal 2010, respectively. Expenses related to our Business Transformation Project, inclusive of pay-related expense, in the first 26 weeks and second quarter of fiscal 2011 have not significantly increased as compared to the expenses in comparable periods of fiscal 2010. We believe these expenses will increase in the last 26 weeks of fiscal 2011 as compared to the last 27 weeks of fiscal 2010 in the amount of $25 million to $45 million, as we prepare to deploy the project to our operating companies. Sysco redeployed employees to work on the Business Transformation Project and did not backfill all of these positions; therefore, not all expenses related to this project are incremental from operating expenses incurred by Sysco. Additionally, certain labor costs, which would have been expensed absent this project, are being capitalized as software costs as a result of this project.
Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	26-Week Period Ended		13-Week Period Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3	80.8	81.4	80.9

Gross margin	18.7	19.2	18.6	19.1
Operating expenses	13.8	13.9	13.9	13.9

Operating income	4.9	5.3	4.7	5.2
Interest expense	0.3	0.4	0.3	0.4
Other expense (income), net	(0.0)	(0.0)	(0.0)	(0.0)

Earnings before income taxes	4.6	4.9	4.4	4.8
Income taxes	1.7	1.7	1.6	1.8

Net earnings	2.9%	3.2%	2.8%	3.0%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	26-Week Period	13-Week Period
Sales	6.6%	5.8%
Cost of sales	7.3	6.5

Gross margin	3.8	2.8
Operating expenses	5.9	5.9

Operating income	(1.7)	(5.5)
Interest expense	(9.4)	(11.0)
Other expense (income), net	(5.3)	14.2

Earnings before income taxes	(1.2)	(5.0)
Income taxes	8.9	(7.0)

Net earnings	(6.3)%	(3.8)%

Basic earnings per share	(5.0)%	(2.2)%
Diluted earnings per share	(5.0)	(2.2)

Average shares outstanding	(0.9)	(1.3)
Diluted shares outstanding	(0.6)	(1.1)
Sales
     Sales were 6.6% higher in the first 26 weeks and 5.8% higher in the second quarter of fiscal 2011 than the comparable periods of the prior year. Product cost inflation and the resulting increase in selling prices, combined with improving case volumes, had an impact on sales in the first 26 weeks of fiscal 2011. Product cost inflation was the primary factor that increased sales in the second quarter of fiscal 2011. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 3.9% during the first 26 weeks and 4.5% during the second quarter of fiscal 2011, as compared to deflation of 3.4% during the first 26 weeks and 3.5% during the second quarter of fiscal 2010. Sales from acquisitions within the last 12 months favorably impacted sales by 0.6% for both the first 26 weeks and the second quarter of fiscal 2011. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5% in the first 26 weeks and 0.4% in the second quarter of fiscal 2011 compared to the first 26 weeks and the second quarter of fiscal 2010, respectively.
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
     Operating income decreased 1.7% in the first 26 weeks of fiscal 2011 from the first 26 weeks of fiscal 2010 to $943.3 million, and as a percentage of sales, declined to 4.9% of sales. Operating income decreased 5.5% in the second quarter of fiscal 2011 from the second quarter of fiscal 2010 to $437.0 million, and as a percentage of sales, declined to 4.7% of sales. This decrease in operating income for both periods was primarily due to gross margin dollars growing at a slower rate than sales and operating expenses increasing faster than gross margin dollars.
     Gross margin dollars increased in the first 26 weeks and second quarter of fiscal 2011 as compared to the first 26 weeks and second quarter of fiscal 2010 primarily due to increased sales. Gross margin, as a percentage of sales, was 18.67% in the first 26 weeks of fiscal 2011, a decline of 50 basis points from the gross margin percentage of 19.18% in the first 26 weeks of fiscal 2010. Gross margin, as a percentage of sales, was 18.56% in the second quarter of fiscal 2011, a decline of 55 basis points from the gross margin percentage of 19.11% in the second quarter of fiscal 2010. This decline in gross margin percentage was primarily the result of three factors.
     First, Sysco’s product cost inflation was estimated as inflation of 3.9% during the first 26 weeks and 4.5% during the second quarter of fiscal 2011. We experienced higher levels of inflation in the dairy, meat and seafood product categories in the range of 9% to 12% during the first 26 weeks of fiscal 2011. While we are generally able to pass through modest levels of inflation to our customers, we were unable to fully pass on these higher levels of inflation in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross margins and earnings.
     Second, certain ongoing strategic pricing initiatives largely lowered our prices to our customers in specific product categories in order to increase sales volumes. These initiatives are being phased in over time and resulted in short-term gross margin declines as a percentage of sales, but we believe will result in long-term gross margin dollar growth due to higher sales volumes and increased market share. We have experienced double digit year over year volume growth with those items included in these programs and believe the long-term benefits of these strategic initiatives will result in profitable market share growth.
     Third, case volumes increased at a greater rate in both the first 26 weeks and second quarter of fiscal 2011 within our SYGMA segment which is a lower margin business than our Broadline business. SYGMA’s case growth in both periods was largely attributable to new customers. Our strategy includes pursuing growth in our SYGMA segment and if this segment grows faster than other segments, gross margin dollars should increase; however, our gross margin as a percentage of sales could decline.
     Operating expenses for the first 26 weeks and second quarter of fiscal 2011 were higher than in the comparable prior year periods primarily due to higher pay-related expense related to increased sales and an increase in net company-sponsored pension costs. Fuel costs also increased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. Operating expenses were also favorably impacted by the adjustment of the carrying value of our COLI policies to their cash surrender value.
     Pay-related expense, excluding labor costs associated with our Business Transformation Project, increased by $63.1 million and $14.2 million in the first 26 weeks and second quarter of fiscal 2011, respectively, from the comparable prior year periods primarily due to our increased sales. These increases included both sales compensation and delivery personnel costs. Portions of our pay-related expense are variable in nature and are expected to increase when sales increase. Partially offsetting these increased variable costs were lower provisions for management incentive compensation. The criteria for paying annual bonuses to our corporate officers and certain operating company management are tied to overall company performance. Our fiscal 2011 performance through 26 weeks has led to lower bonus accruals as compared to the comparable period in fiscal 2010. Expense related to management incentive accruals decreased by $13.2 million and $13.3 million in the first 26 weeks and second quarter of fiscal 2011, respectively, from the comparable prior year periods.
     Net company-sponsored pension costs in the first 26 weeks and second quarter of fiscal 2011 were $30.1 million and $15.1 million higher, respectively, than in the comparable prior year periods, due primarily to a decrease in discount rates used to calculate our projected benefit obligation and related pension expense at the end of fiscal 2010, partially offset by reduced amortization of our net actuarial loss resulting from actuarial gains from higher returns on assets of Sysco’s Retirement Plan during fiscal 2010. Net company-sponsored pension costs for each fiscal year are determined as of the previous fiscal year end’s plan measurement date and therefore the rate of increase for each quarter is known at that time.
     Sysco’s fuel costs in the first 26 weeks and second quarter of fiscal 2011 were $6.0 million and $10.0 million higher, respectively, than in the comparable prior year periods. The increase for the first 26 weeks of fiscal 2011 is largely attributable to increased gallon usage due to increased miles from higher sales. To a lesser extent, rising diesel prices also contributed to the increase in fuel costs in the first 26 weeks of fiscal 2011 as compared to the prior period. The increase for the second quarter of fiscal 2011 is primarily due to increased diesel prices. Sysco’s costs per gallon increased 19.8% in the second quarter of fiscal 2011 over fiscal 2010. Sysco’s activities to mitigate increasing fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.

     From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices. These commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In the first 26 weeks of fiscal 2011, our forward fuel purchase commitments resulted in an estimated $4.7 million of avoided fuel costs as the fixed prices on the contracts were lower than market prices for the contracted volumes. In the first 26 weeks of fiscal 2010, our forward purchase commitments resulted in an estimated $8.4 million of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes. As of January 1, 2011, we had forward diesel fuel commitments totaling approximately $80.9 million through January 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices slightly lower than the current market price for diesel.
     Assuming that fuel prices do not rise significantly over recent levels during the remainder of fiscal 2011, fuel costs for the last 26 weeks of fiscal 2011 exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $10 million to $20 million as compared to the last 27 weeks in fiscal 2010. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for the remainder of fiscal 2011 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.
     We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are partially based on the values of underlying investments, which include equity securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $23.9 million and $10.3 million in the first 26 weeks and second quarter of fiscal 2011, respectively. These gains compared to the recognition of gains of $26.3 million and $5.2 million in the first 26 weeks and second quarter of fiscal 2010, respectively. The performance of the financial markets will continue to influence the cash surrender values of our COLI policies, which could cause volatility in operating income, net earnings and earnings per share.
Net Earnings
     Net earnings decreased 6.3% in the first 26 weeks of fiscal 2011 from the comparable period of the prior year primarily due to the decline in operating income and an increase in the effective tax rate. The difference between the tax rates for the two periods resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the IRS in the first quarter of fiscal 2010. Net earnings decreased 3.8% in the second quarter of fiscal 2011 from the comparable period of the prior year primarily due to the decline in operating income.
     The effective tax rate of 37.18% for the first 26 weeks of fiscal 2011 was favorably impacted by the adjustment of the carrying values of our COLI policies to their cash surrender values. The gain of $23.9 million recorded in the first 26 weeks of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $9.2 million.
     The effective tax rate of 33.75% for the first 26 weeks of fiscal 2010 was favorably impacted by three items. First, we recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS (see “Other Considerations” for additional discussion). Second, the gain of $26.3 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 26 weeks of fiscal 2010, which had the impact of decreasing income tax expense for the period by $10.1 million. Third, we recorded a tax benefit of approximately $5.0 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards.
     The effective tax rate of 37.07% for the second quarter of fiscal 2011 was favorably impacted by the gain of $10.3 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the second quarter of fiscal 2011, which had the impact of decreasing income tax expense for the period by $4.0 million.
     The effective tax rate of 37.88% for the second quarter of fiscal 2010 was favorably impacted by the gain of $5.2 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the second quarter of fiscal 2010, which had the impact of decreasing income tax expense for the period by $2.0 million.

Earnings Per Share
     Basic and diluted earnings per share decreased 5.0% in the first 26 weeks and 2.2% in the second quarter of fiscal 2011 from the comparable periods of the prior year. These decreases were primarily the result of factors discussed above, as well as a small net reduction in shares outstanding. The net reduction in both average and diluted shares outstanding was primarily due to share repurchases.
     Both basic and diluted earnings per share were favorably impacted by $0.04 per share in the first 26 weeks of fiscal 2011 due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. Both basic and diluted earnings per share were favorably impacted by $0.09 per share in the first 26 weeks of fiscal 2010 from the one-time reversal on interest accruals for the tax contingencies related to IRS settlement of $0.05 per share and the gain recorded on the adjustment of the COLI policies to their cash surrender values of $0.04 per share.
     Both basic and diluted earnings per share were favorably impacted by $0.02 per share in the second quarter of fiscal 2011 due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. Both basic and diluted earnings per share were favorably impacted by $0.01 per share in the second quarter of fiscal 2010 due to the gain recorded on the adjustment of the COLI policies to their cash surrender values.
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
     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 11, “Business Segment Information”:

	Operating Income as a		Operating Income as a
	Percentage of Sales		Percentage of Sales
	26-Week Period		13-Week Period
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Broadline	6.6%	7.0%	6.4%	7.1%
SYGMA	1.1	0.8	1.1	1.0
Other	3.6	3.7	3.7	4.0

     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 11, “Business Segment Information”:

	26-Week Period		13-Week Period
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	5.7%	(0.1)%	4.7%	(5.5)%
SYGMA	14.0	59.0	13.4	15.0
Other	6.7	2.3	7.4	0.7
     The following tables set forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of these statistical tables, operating income of our segments excludes corporate expenses of $151.6 million and $80.6 million in the first 26 weeks and second quarter of fiscal 2011, as compared to $123.9 million and $80.6 million in the first 26 weeks and second quarter of fiscal 2010, that is not charged to our segments. This information should be read in conjunction with Note 11, “Business Segment Information”:

	26-Week Period Ended
	January 1, 2011		December 26, 2009
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	79.5%	92.2%	80.2%	93.2%
SYGMA	13.8	2.6	12.9	1.7
Other	8.3	5.2	8.3	5.1
Intersegment sales	(1.6)	—	(1.4)	—

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	January 1, 2011		December 26, 2009
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	79.0%	91.5%	79.9%	92.3%
SYGMA	14.0	2.7	13.0	2.2
Other	8.6	5.8	8.5	5.5
Intersegment sales	(1.6)	—	(1.4)	—

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers. In the first 26 weeks of fiscal 2011, the Broadline operating results represented 79.5% of Sysco’s overall sales and 92.2% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.
Sales
     Sales were 5.7% greater in the first 26 weeks and 4.7% greater in the second quarter of fiscal 2011 than in the comparable periods of the prior year. Product cost inflation and the resulting increase in selling prices, combined with case volume improvement, contributed to the increase in sales in the first 26 weeks of fiscal 2011. Product cost inflation was the primary factor that increased sales in the second quarter of fiscal 2011. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 4.0% and 4.6% during the first 26 weeks and second quarter of fiscal 2011, respectively, as compared to deflation of 3.5% during both the first 26 weeks and second quarter of fiscal 2010. Sales from acquisitions within the last 12 months favorably impacted sales by 0.7% for the first 26 weeks and 0.8% in the second quarter of fiscal 2011. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5% in both the first 26 weeks and second quarter of fiscal 2011 compared to the first 26 weeks and second quarter of fiscal 2010.
Operating Income
     Operating income decreased 0.1% in the first 26 weeks and 5.5% in the second quarter of fiscal 2011. This decrease in operating income for both periods was primarily due to gross margin dollars growing at a slower rate than sales and operating expenses increasing faster than gross margin dollars. Gross margin dollars increased 2.8% while operating expenses increased 4.4% in the first 26 weeks of fiscal 2011 as compared to the first 26 weeks of fiscal 2010. Gross margin dollars increased 1.2% while operating expenses increased 4.8% in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010.
     Gross margin dollars increased in the first 26 weeks and second quarter of fiscal 2011 primarily due to increased sales; however, gross margin dollars increased at a lower rate than sales. This slower growth in gross margin dollars was primarily the result of two factors. First, we experienced higher levels of inflation in the dairy, meat and seafood product categories in the range of 9% to 12% during the first 26 weeks of fiscal 2011. While we are generally able to pass through modest levels of inflation to our customers, we were unable to fully pass on these higher levels of inflation in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact the Broadline segment’s sales, gross margins and earnings. Second, certain ongoing strategic pricing initiatives largely lowered our prices to our customers in specific product categories in order to increase sales volumes. These initiatives are being phased in over time and resulted in short-term gross margin declines as a percentage of sales, but we believe will result in long-term gross margin dollar growth due to higher sales volumes and increased market share. We have experienced double digit year over year volume growth with those items included in these programs and believe the long-term benefits of these strategic initiatives will result in profitable market share growth.
     The expense increases in fiscal 2011 were driven largely by an increase in pay-related expenses relating to the sales increase, including both sales compensation and delivery personnel costs. Portions of our pay-related expense are variable in nature and are expected to increase when sales increase. Fuel costs were $2.8 million higher in the first 26 weeks and $7.1 higher in the second quarter of fiscal 2011 than in the comparable periods of the prior year. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2011, fuel costs for the last 26 weeks of fiscal 2011 exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $7 million to $13 million as compared to the last 27 weeks in fiscal 2010. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2011 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.
SYGMA Segment
     SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.
Sales
     Sales were 14.0% greater in the first 26 weeks and 13.4% greater in the second quarter of fiscal 2011 than in the comparable periods of the prior year primarily due to case volume improvement. The case growth in both periods was largely attributable to new customers. Also contributing to the case growth to a lesser extent was an increase in volume from certain existing customers. However, sales to other existing customers were affected by the weak economic environment which applied continued pressure to consumer discretionary spending and negatively impacted overall restaurant traffic counts.
Operating Income
     Operating income increased $10.5 million in the first 26 weeks and $1.8 million in the second quarter of fiscal 2011 over the comparable periods of the prior year due to increased sales and improved productivity. Gross margin dollars increased 13.9% while operating expenses increased 9.4% in the first 26 weeks of fiscal 2011 from the first 26 weeks of fiscal 2010.

Gross margin dollars increased 12.0% while operating expenses increased 11.6% in the second quarter of fiscal 2011 from the second quarter of fiscal 2010.
     Contributing to the gross margin increase in the first 26 weeks and second quarter were increased sales and an increase of approximately $2.1 million and $0.9 million in the fuel surcharges charged to customers in the first 26 weeks and second quarter of fiscal 2011 from the comparable period of the prior year due to higher fuel prices in fiscal 2011. The increase in operating expenses was largely driven by increased delivery and warehouse personnel payroll costs resulting from increased sales. Productivity improvements occurred within our warehouse, delivery and administrative functions in the first 26 weeks of fiscal 2011 and within our administrative functions only in the second quarter of fiscal 2011. Also contributing to the increase in operating expenses were increases in fuel costs in the first 26 weeks and second quarter of fiscal 2011 over the comparable prior year periods of $3.6 million and $2.8 million, respectively.
Other Segment
     “Other” financial information is attributable to our other operating segments, including our specialty produce, custom-cut meat and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.
     Operating income increased 2.3% for the first 26 weeks and 0.7% for the second quarter of fiscal 2011 from the comparable periods of the prior year. The increase in operating income for both the first 26 weeks and second quarter of fiscal 2011 was caused primarily by increased sales and favorable expense management in the specialty meat segment.
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
     Our liquidity and capital resources can be influenced by economic trends and conditions primarily due to their impact on our cash flows from operations. Weak economic conditions and low levels of consumer confidence and the resulting pressure on consumer disposable income can lower our sales growth and potentially our cash flows from operations. While these factors were present in fiscal 2010 and fiscal 2011 to date, they had only a modest impact our fiscal 2011 cash flows from operations due in large part to effective working capital management. We do not believe current economic conditions will significantly impact our cash flows from operations in the remainder of fiscal 2011, as we can respond to reduced consumer demand, if it were to occur, by lowering our working capital. Additionally, approximately one-third of our customers are not impacted by general economic conditions to the same extent as restaurants and other food retailers. These customers include hospitals, nursing homes, schools and colleges. In addition, product cost inflation can potentially lower our gross margins and cash flow from operations if we are unable to pass through all of the increased product costs to our customers. We believe our mechanisms to manage product cost inflation, some of which are contractual, are sufficient to limit the impact on our cash flows from operations.
     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond, while maintaining sufficient liquidity for normal operating purposes. We believe that we will continue to be able to access the commercial paper market effectively as well as the long-term capital markets, if necessary. To further maintain and enhance our credit ratings on current and future debt, on January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. As of January 1, 2011, Sysco had a total of approximately $2.2 billion in senior notes and debentures outstanding.

Operating Activities
     We generated $282.6 million in cash flow from operations in the first 26 weeks of fiscal 2011, as compared to $146.4 million in the first 26 weeks of fiscal 2010. The increase of $136.2 million between the two periods was driven largely by $106.0 million of payments made in relation to the IRS settlement in the first 26 weeks of fiscal 2011 as compared to $422.0 million in the first 26 weeks of fiscal 2010, partially offset by changes in working capital discussed in more detail below.
     Cash flow from operations in the first 26 weeks of fiscal 2011 was primarily generated by net income, reduced by changes in deferred tax assets and liabilities, a decrease in accounts payable balances, an increase in inventory balances and a decrease in accrued expenses, partially offset by non-cash depreciation and amortization expense. Cash flow from operations in the first 26 weeks of fiscal 2010 was primarily generated by net income, reduced by changes in deferred tax assets and liabilities, an increase in inventory balances, decreases in accrued income taxes and the net balances of other long-term liabilities and prepaid pension cost, partially offset by non-cash depreciation and amortization expense.
     The small decrease in accounts receivable balances for the first 26 weeks of fiscal 2011 was primarily due to timing. The second quarter of fiscal 2011 ended with two lower volume holiday sales weeks, which resulted in lower than normal accounts receivable outstanding as of quarter-end as receivables from higher volume sales weeks had already been collected before the fiscal quarter ended. The increase in accounts receivable balances for the first 26 weeks of fiscal 2010 was primarily due to a seasonal change in volume and customer mix, partially offset by the sales decline. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first 26 week period as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than average.
     The increase in inventory balances for the first 26 weeks of fiscal 2011 was primarily due to higher inventory levels typically experienced at the end of the second quarter as well as product cost inflation. Historically, we have experienced elevated inventory levels during the holiday period that occurs at the end of the second quarter. Sales in the last weeks of the quarter are at lower volumes due to the holiday period, causing an increase in inventory levels. In addition, purchasing levels are typically increased at the end of the quarter in anticipation of increased sales volumes from the re-opening of schools after the holiday period. The increase in inventory balances for the first 26 weeks of fiscal 2010 was primarily due to the increase in volumes related to seasonal patterns described above, partially offset by the sales decline.
     The decrease in accounts payable balances for the first 26 weeks of fiscal 2011 was primarily due to timing of payments for the seasonal increase in inventory described above. Due to the quarter ending in two lower volume holiday sales weeks, the payments for these inventory purchases were made in advance of quarter-end, resulting in a large decrease in accounts payable balances as compared to fiscal 2010 year-end. The increase in accounts payable balances for the first 26 weeks of fiscal 2010 was primarily due to the seasonal growth in inventory discussed above. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.
     Cash flow from operations was negatively impacted by decreases in accrued expenses of $125.8 million for the first 26 weeks of fiscal 2011 and $17.0 million for the first 26 weeks of fiscal 2010. The decrease in the first 26 weeks of fiscal 2011 was primarily due to the payment of the respective prior year annual incentive bonuses, partially offset by accruals for current year compensation incentives at lower levels than the same period in the prior year. The remainder of the decrease for the first 26 weeks of fiscal 2011 was due to offsetting changes in multiple accruals, of which no item was individually significant. The decrease for the first 26 weeks of fiscal 2010 was due to offsetting changes in multiple accruals, of which no item was individually significant.
     Cash flow from operations for the first 26 weeks of fiscal 2011 was negatively impacted by changes in deferred tax assets and liabilities of $181.3 million, partially offset by an increase in accrued income taxes of $50.1 million. Cash flow from operations for the first 26 weeks of fiscal 2010 was negatively impacted by changes in deferred tax assets and liabilities of $172.8 million and a decrease in accrued income taxes of $236.1 million. The main factor affecting both of these items, as well as cash taxes paid, was the IRS settlement, which resulted in the payment of taxes of $106.0 million in the first 26 weeks of fiscal 2011 and $422.0 million in the first 26 weeks of fiscal 2010. Total cash taxes paid were $467.8 million and $759.7 million in the first 26 weeks of fiscal 2011 and 2010, respectively. The changes in both the first 26 weeks of fiscal 2011 and the first 26 weeks of fiscal 2010 were also impacted by the current tax provision.
     Other long-term liabilities increased $82.4 million during the first 26 weeks of fiscal 2011 primarily as a result of net company sponsored pension costs exceeding contributions to our company-sponsored pension plans during the period.

     The net balances of other long-term liabilities and prepaid pension cost decreased $97.3 million during the first 26 weeks of fiscal 2010. The decrease was primarily attributable to three items. First, our liability for uncertain tax positions decreased as a result of the settlement with the IRS. Second, our liability for deferred incentive compensation decreased due to accelerated distributions taken by plan participants during the first 26 weeks of fiscal 2010 of all or a portion of their vested balances pursuant to certain transitional relief under the provisions of Section 409A of the Internal Revenue Code. Third, pension contributions to our company-sponsored plans exceeded net company-sponsored pension costs.
     We recorded net company-sponsored pension costs of $93.2 million and $63.1 million in the first 26 weeks of fiscal 2011 and fiscal 2010, respectively. Our contributions to our company-sponsored defined benefit plans were $9.7 million and $77.7 million in the first 26 weeks of fiscal 2011 and fiscal 2010, respectively. The difference in the level of contributions in the first 26 weeks of fiscal 2011 and fiscal 2010 is due to the timing and amount of our contributions to the Retirement Plan. In fiscal 2010, we contributed $35.0 million per quarter to the Retirement Plan and made an additional contribution of $140.0 million in the fourth quarter that would normally have been made in fiscal 2011. Additional contributions to the Retirement Plan are not currently anticipated in fiscal 2011.
Investing Activities
     Capital expenditures in both the first 26 weeks of fiscal 2011 and the first 26 weeks of fiscal 2010 primarily included facility replacements and expansions, investments in technology including our Business Transformation Project and fleet replacements.
     During the first 26 weeks of fiscal 2011, we paid cash of $26.5 million for operations acquired during fiscal 2011 and for contingent consideration related to operations acquired in previous years.
Financing Activities
     During the first 26 weeks of fiscal 2011, a total of 9,790,000 shares were repurchased at a cost of $285.4 million. There were no shares repurchased in the first 26 weeks of fiscal 2010. On August 27, 2010, the Board of Directors approved a new share repurchase program covering an additional 20,000,000 shares. An additional 210,000 shares were repurchased at a cost of $6.2 million through January 29, 2011, resulting in a remaining authorization by our Board of Directors to repurchase up to 13,386,600 shares, based on the trades made through that date. We anticipate our share repurchase activity in the last 26 weeks of fiscal 2011 will be substantially less than the level of activity experienced in the first 26 weeks of fiscal 2011.
     Dividends paid in the first 26 weeks of fiscal 2011 were $294.1 million, or $0.50 per share, as compared to $283.8 million, or $0.48 per share, in the first 26 weeks of fiscal 2010. In November 2011, we declared our regular quarterly dividend for the third quarter of fiscal 2011 of $0.26 per share, which was paid in January 2011.
     We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding as of January 1, 2011. Such borrowings were $2.8 million as of January 29, 2011.
     Sysco and one of our subsidiaries, Sysco International, ULC, have a revolving credit facility supporting our U.S. and Canadian commercial paper programs. The facility, in the amount of $1.0 billion, expires on November 4, 2012, but is subject to extension.
     As of January 1, 2011, commercial paper issuances outstanding were $173.2 million. As of January 29, 2011, commercial paper issuances outstanding were $120.0 million. During the 26-week period ended January 1, 2011, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $330.3 million.
Other Considerations
Multi-Employer Pension Plans
     As discussed in Note 10, “Commitments and Contingencies,” we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of these plans. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2008 to December 31, 2009, we estimate our share of withdrawal liability on most of the multi-employer plans in which we participate could have been as much as $220.0 million as of January 1, 2011 based on a voluntary withdrawal. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2009; therefore, our estimated liability reflects the results incurred by the financial markets as of that date. Due to the lack of current information, we believe our current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of January 1, 2011, we have approximately $6.3 million in liabilities recorded related to certain multi-employer defined benefit plans for which our voluntary withdrawal had already occurred.
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
     In the first 26 weeks of fiscal 2011, $106.0 million of payments were made related to the settlement. As noted in the table above, $528.0 million was paid related to the settlement in fiscal 2010, of which $422.0 million was paid in the first 26 weeks of fiscal 2010. Remaining amounts to be paid in fiscal 2011 and 2012 will be paid in connection with our quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. We believe we have access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above.
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

Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business;

•	the expected implementation, benefits and costs of our business transformation project;

•	sales and operating income trends;

•	expectations regarding the impact of increased growth in Broadline and SYGMA segments;

•	anticipated multi-employer pension-related liabilities and contributions to various multi-employer pension plans, and the source of funds for any such contributions;

•	source and adequacy of funds for required payments under the IRS settlement;

•	the impact of ongoing legal proceedings;

•	anticipated company-sponsored pension plan contributions;

•	expectations regarding unrecognized tax benefits;

•	our plan to continue to explore and identify opportunities to grow in international markets and complimentary lines of business;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the impact of the financial markets on the cash surrender values of our COLI policies;

•	our expectations regarding trends in pay-related expense and pension and fuel costs;

•	expected results of ongoing strategic pricing initiatives;

•	expectations regarding cash flows from operations and our ability to manage working capital and product cost inflation;

•	expectations regarding our share repurchase activity;

•	fuel costs and expectations regarding the use of fuel surcharges and plans to mitigate fuel costs; and

•	expectations regarding operating income and sales for our business segments.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010:
•	risks relating to difficult economic conditions and heightened uncertainty in the financial markets and their effect on consumer confidence;

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;

•	risks related to our Business Transformation Project, including the risk that the project may not be successfully implemented, may not prove cost effective and may have a material adverse effect on our liquidity and results of operations;

•	the risk that we may not be able to compensate for increases in fuel costs;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather or prolonged climate change, work stoppages or otherwise;

•	Sysco’s leverage and debt risks, capital and borrowing needs and changes in interest rates;

•	the potential impact of product liability claims and adverse publicity;

•	difficulties in successfully entering and operating in international markets and complimentary lines of business;

•	the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	our dependence on technology and the reliability of our technology network;

•	the risk that other sponsors of our multi-employer pension plans will withdraw or become insolvent;

•	that the IRS may impose an excise tax on the unfunded portion of our multi-employer pension plans or that the Pension Protection Act could require that we make additional pension contributions;

•	the impact of financial market changes on the cash surrender values of our COLI policies and on the assets held by our company-sponsored Retirement Plan and by the multi-employer pension plans in which we participate;

•	labor issues, including the renegotiation of union contracts and shortage of qualified labor; and

•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.

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
Interest Rate Risk
     At January 1, 2011, we had $173.2 million of commercial paper issuances outstanding at variable rates of interest with maturities through January 3, 2011. Excluding commercial paper issuances, our long-term debt obligations at January 1, 2011 were $2.5 billion, of which approximately 81% were at fixed rates of interest, including the impact of our interest rate swap agreements.
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
     As of January 1, 2011, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $6.7 million. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of January 1, 2011, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $6.6 million. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.
Fuel Price Risk
     Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. During the first 26 weeks of both fiscal 2011 and fiscal 2010, fuel costs related to outbound deliveries represented approximately 0.6% of sales. From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices. These commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In the first 26 weeks of fiscal 2011, our forward fuel purchase commitments resulted in an estimated $4.7 million of avoided fuel costs as the fixed prices on the contracts were lower than market prices for the contracted volumes. In the first 26 weeks of fiscal 2010, our forward purchase commitments resulted in an estimated $8.4 million of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes. As of January 1, 2011, we had forward diesel fuel commitments totaling approximately $80.9 million through January 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices slightly lower than the current market price for diesel.
Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of January 1, 2011, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the second quarter of fiscal 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Programs
Month #1
October 3 —October 30	1,366,967	$28.96	1,360,000	18,026,600
Month #2
October 31 — November 27	1,810,000	29.17	1,810,000	16,216,600
Month #3
November 28 —January 1	2,620,000	29.22	2,620,000	13,596,600

Total	5,796,967	$29.14	5,790,000	13,596,600

(1)	The total number of shares purchased includes 6,967 shares tendered by individuals in connection with stock option exercises in Month #1. There were no shares tendered by individuals in connection with stock option exercises in Month #2 and Month #3. All other shares were purchased pursuant to the publicly announced program described below.
     On August 27, 2010, we announced that the Board of Directors approved the repurchase of 20,000,000 shares. Pursuant to this repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.
     In July 2004, the Board of Directors authorized us to enter into agreements from time to time to extend our ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.
Item 3. Defaults Upon Senior Securities
     None
Item 5. Other Information
     None

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Third Supplemental Indenture, dated as of April 25, 1997 between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.3	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.4	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.5	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.6	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.8	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.10	—	Form of Guarantee of Indebtedness of Sysco Corporation under Exhibits 4.1 through 4.9 as executed by Sysco’s U.S. Broadline subsidiaries, incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 20, 2011 (File No. 1-6544).

4.11	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.12	—	Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

4.13	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

10.1#	—	Form of Performance Unit Grant Agreement issued to executive officers effective November 11, 2010, under the First Amended and Restated 2008 Cash Performance Unit Plan.

10.2#	—	Description of Compensation Arrangements with Non-Employee Directors, including the Non-Executive Chairman.

10.3#	—	Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy.

15.1#	—	Report from Ernst & Young LLP dated February 8, 2011, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2011 filed with the SEC on February 8, 2011, formatted in XBRL includes: (i) Consolidated Balance Sheets as of January 1, 2011, July 3, 2010 and December 26, 2009, (ii) Consolidated Results of Operations for the twenty-six and thirteen week periods ended January 1, 2011 and December 26, 2009, (iii) Consolidated Statements of Comprehensive Income for the twenty-six and thirteen week periods ended January 1, 2011 and December 26, 2009, (iv) Consolidated Cash Flows for the twenty-six and thirteen week periods ended January 1, 2011 and December 26, 2009, and (v) the Notes to Consolidated Financial Statements.

#	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)

	By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

Date: February 8, 2011

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: February 8, 2011

	By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and
Chief Accounting Officer

Date: February 8, 2011

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Third Supplemental Indenture, dated as of April 25, 1997 between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.3	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.4	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.5	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.6	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.8	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.10	—	Form of Guarantee of Indebtedness of Sysco Corporation under Exhibits 4.1 through 4.9 as executed by Sysco’s U.S. Broadline subsidiaries, incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 20, 2011 (File No. 1-6544).

4.11	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.12	—	Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

4.13	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

10.1#	—	Form of Performance Unit Grant Agreement issued to executive officers effective November 11, 2010, under the First Amended and Restated 2008 Cash Performance Unit Plan.

10.2#	—	Description of Compensation Arrangements with Non-Employee Directors, including the Non-Executive Chairman.

10.3#	—	Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy.

15.1#	—	Report from Ernst & Young LLP dated February 8, 2011, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2011 filed with the SEC on February 8, 2011, formatted in XBRL includes: (i) Consolidated Balance Sheets as of January 1, 2011, July 3, 2010 and December 26, 2009, (ii) Consolidated Results of Operations for the twenty-six and thirteen week periods ended January 1, 2011 and December 26, 2009, (iii) Consolidated Statements of Comprehensive Income for the twenty-six and thirteen week periods ended January 1, 2011 and December 26, 2009, (iv) Consolidated Cash Flows for the twenty-six and thirteen week periods ended January 1, 2011 and December 26, 2009, and (v) the Notes to Consolidated Financial Statements.

#	Filed herewith