Form 10-Q
period 2011-04-02
SYSCO CORP
filed 2011-05-10
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011

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
583,478,931 shares of common stock were outstanding as of April 30, 2011.

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	37

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 5. Other Information	38
Item 6. Exhibits	39

Signatures	41
EX-10.1
EX-10.2
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	April 2, 2011	July 3, 2010	March 27, 2010
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$385,668	$585,443	$586,854
Short-term investments	—	23,511	—
Accounts and notes receivable, less allowances of $86,668, $36,573 and $83,069	2,926,033	2,617,352	2,633,995
Inventories	2,047,371	1,771,539	1,751,239
Prepaid expenses and other current assets	79,485	70,992	71,761
Prepaid income taxes	—	7,421	22,008

Total current assets	5,438,557	5,076,258	5,065,857
Plant and equipment at cost, less depreciation	3,419,862	3,203,823	3,176,220
Other assets
Goodwill	1,596,727	1,549,815	1,559,291
Intangibles, less amortization	101,518	106,398	114,254
Restricted cash	110,488	124,488	135,590
Prepaid pension cost	—	—	92,757
Other assets	282,782	252,919	258,320

Total other assets	2,091,515	2,033,620	2,160,212

Total assets	$10,949,934	$10,313,701	$10,402,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2,250	$—	$—
Accounts payable	2,143,219	1,953,092	1,972,984
Accrued expenses	800,155	870,114	794,235
Accrued income taxes	84,838	—	—
Deferred income taxes	98,946	178,022	76,258
Current maturities of long-term debt	7,042	7,970	7,817

Total current liabilities	3,136,450	3,009,198	2,851,294
Other liabilities
Long-term debt	2,663,470	2,472,662	2,468,517
Deferred income taxes	130,453	271,512	513,211
Other long-term liabilities	812,356	732,803	541,229

Total other liabilities	3,606,279	3,476,977	3,522,957
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	861,835	816,833	799,278
Retained earnings	7,499,532	7,134,139	6,943,640
Accumulated other comprehensive loss	(330,060)	(480,251)	(167,827)
Treasury stock at cost, 182,347,524, 176,768,795 and 173,872,949 shares	(4,589,277)	(4,408,370)	(4,312,228)

Total shareholders’ equity	4,207,205	3,827,526	4,028,038

Total liabilities and shareholders’ equity	$10,949,934	$10,313,701	$10,402,289

Note: The July 3, 2010 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	39-Week Period Ended		13-Week Period Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Sales	$28,897,786	$26,895,018	$9,761,660	$8,945,093
Cost of sales	23,513,565	21,769,400	7,950,800	7,261,721

Gross margin	5,384,221	5,125,618	1,810,860	1,683,372
Operating expenses	4,013,469	3,733,836	1,383,373	1,251,269

Operating income	1,370,752	1,391,782	427,487	432,103
Interest expense	88,133	92,976	28,972	27,654
Other expense (income), net	(9,941)	(2,122)	(6,957)	1,028

Earnings before income taxes	1,292,560	1,300,928	405,472	403,421
Income taxes	476,840	458,726	146,994	155,773

Net earnings	$815,720	$842,202	$258,478	$247,648

Net earnings:
Basic earnings per share	$1.39	$1.42	$0.44	$0.42
Diluted earnings per share	$1.39	$1.42	$0.44	$0.42

Average shares outstanding	585,792,383	592,450,575	583,722,009	593,129,783
Diluted shares outstanding	587,878,509	593,397,235	585,421,864	594,833,736

Dividends declared per common share	$0.77	$0.74	$0.26	$0.25
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	39-Week Period Ended		13-Week Period Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Net earnings	$815,720	$842,202	$258,478	$247,648

Other comprehensive income:
Foreign currency translation adjustment	111,126	89,241	44,339	5,295
Items presented net of tax:
Amortization of cash flow hedge	321	321	107	107
Amortization of unrecognized prior service cost	1,914	2,030	638	677
Amortization of unrecognized actuarial loss, net	36,760	18,498	12,253	6,166
Amortization of unrecognized transition obligation	70	69	24	23

Total other comprehensive income	150,191	110,159	57,361	12,268

Comprehensive income	$965,911	$952,361	$315,839	$259,916

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	39-Week Period Ended
	April 2, 2011	March 27, 2010
Cash flows from operating activities:
Net earnings	$815,720	$842,202
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	48,518	51,981
Depreciation and amortization	298,307	284,213
Deferred income taxes	(244,658)	(152,236)
Provision for losses on receivables	35,624	32,030
Other non-cash items	(7,286)	(1,112)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(301,932)	(169,520)
(Increase) in inventories	(244,636)	(79,010)
(Increase) in prepaid expenses and other current assets	(7,486)	(6,569)
Increase in accounts payable	158,488	167,438
(Decrease) in accrued expenses	(83,826)	(21,468)
Increase (decrease) in accrued income taxes	83,580	(316,074)
(Increase) in other assets	(26,622)	(39,618)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	142,253	(115,210)
Excess tax benefits from share-based compensation arrangements	(285)	(518)

Net cash provided by operating activities	665,759	476,529

Cash flows from investing activities:
Additions to plant and equipment	(454,054)	(438,071)
Proceeds from sales of plant and equipment	15,286	4,106
Acquisition of businesses, net of cash acquired	(35,486)	(20,880)
Purchases of short-term investments	—	(60,876)
Maturities of short-term investments	24,713	60,990
Decrease (increase) in restricted cash	14,000	(41,732)

Net cash used for investing activities	(435,541)	(496,463)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	188,249	—
Other debt borrowings	2,592	5,419
Other debt repayments	(6,516)	(8,196)
Debt issuance costs	(7)	(7)
Proceeds from common stock reissued from treasury for share-based compensation awards	103,328	54,068
Treasury stock purchases	(291,600)	(41,020)
Dividends paid	(445,406)	(431,916)
Excess tax benefits from share-based compensation arrangements	285	518

Net cash used for financing activities	(449,075)	(421,134)

Effect of exchange rates on cash	19,082	9,271

Net (decrease) in cash and cash equivalents	(199,775)	(431,797)
Cash and cash equivalents at beginning of period	585,443	1,018,651

Cash and cash equivalents at end of period	$385,668	$586,854

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$111,924	$119,720
Income taxes	657,961	973,354
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
     The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
•	Time deposits, certificates of deposit and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 2 measurement in the tables below.

•	Commercial paper included in short-term investments is valued using broker quotes that utilize observable market inputs. These are included as a Level 2 measurement in the tables below.

•	Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents and restricted cash as Level 1 measurements in the tables below.

•	The interest rate swap agreements, discussed further in Note 3, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. These are included as a Level 2 measurement in the tables below.
     The following tables present the company’s assets measured at fair value on a recurring basis as of April 2, 2011, July 3, 2010 and March 27, 2010:

	Assets Measured at Fair Value as of April 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$—	$214,562	$—	$214,562
Restricted cash	110,488	—	—	110,488
Other assets
Interest rate swap agreements	—	10,871	—	10,871

Total assets at fair value	$110,488	$225,433	$—	$335,921

	Assets Measured at Fair Value as of July 3, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$225,400	$199,047	$—	$424,447
Short-term investments	—	23,511	—	23,511
Restricted cash	124,488	—	—	124,488
Other assets
Interest rate swap agreements	—	11,045	—	11,045

Total assets at fair value	$349,888	$233,603	$—	$583,491

	Assets Measured at Fair Value as of March 27, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$241,207	$202,967	$—	$444,174
Restricted cash	135,590	—	—	135,590
Other assets
Interest rate swap agreements	—	3,836	—	3,836

Total assets at fair value	$376,797	$206,803	$—	$583,600

     The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total debt approximated $2,874.0 million, $2,774.9 million and $2,633.2 million as of April 2, 2011, July 3, 2010 and March 27, 2010, respectively. The carrying value of total debt was $2,672.8 million, $2,480.6 million and $2,476.3 million as of April 2, 2011, July 3, 2010 and March 27, 2010, respectively.

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
     The location and the fair value of derivative instruments in the consolidated balance sheet as of April 2, 2011, July 3, 2010 and March 27, 2010 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate swap agreements
April 2, 2011	Other assets	$10,871	N/A	N/A
July 3, 2010	Other assets	11,045	N/A	N/A
March 27, 2010	Other assets	3,836	N/A	N/A
The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 39-week periods ended April 2, 2011 and March 27, 2010 presented on a pre-tax basis are as follows:

Location of (Gain)
	or Loss Recognized	Amount of (Gain) or Loss
	in Income	Recognized in Income
		April 2, 2011	March 27, 2010
(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(6,746)	$(6,404)
     The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended April 2, 2011 and March 27, 2010 presented on a pre-tax basis are as follows:

Location of (Gain)
	or Loss Recognized	Amount of (Gain) or Loss
	in Income	Recognized in Income
		April 2, 2011	March 27, 2010
(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(2,261)	$(4,847)
     Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 39-week periods and 13-week periods ended April 2, 2011 and March 27, 2010. The interest rate swaps do not contain credit-risk-related contingent features.

4. DEBT
     As of April 2, 2011, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95.0 million, of which $2.3 million was outstanding.
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
     As of April 2, 2011, commercial paper issuances outstanding were $186.0 million and were classified as long-term debt since the company’s commercial paper programs are supported by the long-term revolving credit facility described above.
     During the 39-week period ended April 2, 2011, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $330.3 million.
5. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 39-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
	(In thousands)
Service cost	$74,582	$49,989	$297	$246
Interest cost	101,230	89,694	393	421
Expected return on plan assets	(98,940)	(78,645)	—	—
Amortization of prior service cost	2,969	3,157	139	139
Recognized net actuarial loss (gain)	59,964	30,394	(291)	(367)
Amortization of transition obligation	—	—	115	114

Net periodic benefit cost	$139,805	$94,589	$653	$553

     The components of net company-sponsored benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
	(In thousands)
Service cost	$24,861	$16,663	$99	$82
Interest cost	33,743	29,897	131	140
Expected return on plan assets	(32,980)	(26,215)	—	—
Amortization of prior service cost	990	1,053	46	46
Recognized net actuarial loss (gain)	19,988	10,132	(97)	(122)
Amortization of transition obligation	—	—	39	38

Net periodic benefit cost	$46,602	$31,530	$218	$184

     Sysco’s contributions to its company-sponsored defined benefit plans were $16.0 million and $118.3 million during the 39-week periods ended April 2, 2011 and March 27, 2010, respectively.
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

6. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	39-Week Period Ended		13-Week Period Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$815,720	$842,202	$258,478	$247,648

Denominator:
Weighted-average basic shares outstanding	585,792,383	592,450,575	583,722,009	593,129,783
Dilutive effect of share-based awards	2,086,126	946,660	1,699,855	1,703,953

Weighted-average diluted shares outstanding	587,878,509	593,397,235	585,421,864	594,833,736

Basic earnings per share:	$1.39	$1.42	$0.44	$0.42

Diluted earnings per share:	$1.39	$1.42	$0.44	$0.42

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 51,300,000 and 61,500,000 for the first 39 weeks of fiscal 2011 and 2010, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 54,400,000 and 52,800,000 for the third quarter of fiscal 2011 and 2010, respectively.
7. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans. Sysco also previously provided share-based compensation under its Management Incentive Plans.
Stock Incentive Plans
     In the first 39 weeks of fiscal 2011, options to purchase 7,190,250 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 39 weeks of fiscal 2011 was $3.96.
     In the first 39 weeks of fiscal 2011, 656,000 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. The majority of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 39 weeks of fiscal 2011 was $28.72.
     In the first 39 weeks of fiscal 2011, restricted awards in the amount of 60,973 shares were granted to non-employee directors from the 2009 Non-Employee Directors Stock Plan. The non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value per share of restricted awards granted during the first 39 weeks of fiscal 2011 was $28.87.
     Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. In the first 39 weeks of fiscal 2011,

27,979 shares with a weighted average grant date fair value of $29.26 were issued for these elections in the form of fully vested common stock or deferred units.
Employees’ Stock Purchase Plan
     Plan participants purchased 1,252,194 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 39 weeks of fiscal 2011.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.33 during the first 39 weeks of fiscal 2011. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $48.5 million and $52.0 million for the first 39 weeks of fiscal 2011 and fiscal 2010, respectively.
     As of April 2, 2011, there was $70.4 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.76 years.
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
     In the first 39 weeks of fiscal 2011, $159.0 million of payments were made related to the settlement. As noted in the table above, $528.0 million was paid related to the settlement in fiscal 2010, of which $475.0 million was paid in the first 39 weeks of fiscal 2010. The remaining amount to be paid in fiscal 2011 will be paid in connection with Sysco’s quarterly tax payment in the fourth quarter. Remaining amounts to be paid in fiscal 2012 will be paid in connection with Sysco’s quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above. The company had previously accrued interest for a portion of the exposure pertaining to the IRS proposed adjustments and as a result of the settlement with the IRS, Sysco recorded an income tax benefit of approximately $29.0 million in the first quarter of fiscal 2010.
     Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of fiscal 2010 and at the beginning of fiscal 2011.
Uncertain Tax Positions
     As of April 2, 2011, the gross amount of unrecognized tax benefits was $75.4 million and the gross amount of accrued interest liabilities was $33.8 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rates
     The effective tax rate of 36.89% for the first 39 weeks of fiscal 2011 was favorably impacted by two items. First , the company recorded a tax benefit of approximately $11.6 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards. Second, the company adjusted the carrying values of the company’s corporate-owned life insurance (COLI) policies to their cash surrender values. The gain of $29.5 million recorded in the first 39 weeks of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $11.3 million. Partially offsetting these favorable impacts was the recording of $7.7 million in tax and interest related to various federal and state uncertain tax positions.
     The effective tax rate of 35.26% for the first 39 weeks of fiscal 2010 was favorably impacted by two items. First, the company recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS. Second, the gain of $31.8 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 39 weeks of fiscal 2010 was non-taxable for income tax purposes and had the impact of decreasing income tax expense for the period by $12.2 million.
     The effective tax rate of 36.25% for the third quarter of fiscal 2011 was favorably impacted by the recording of a tax benefit of approximately $10.0 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards. This favorable impact was partially offset by the recording of $4.1 million in tax and interest related to various federal and state uncertain tax positions.
     The effective tax rate was 38.61% for the third quarter of fiscal 2010.
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
9. ACQUISITIONS
     During the first 39 weeks of fiscal 2011, in the aggregate, the company paid cash of $35.5 million for acquisitions made during fiscal 2011 and for contingent consideration related to operations acquired in previous fiscal years. Acquisitions in the first 39 weeks of fiscal 2011 were immaterial to the consolidated financial statements and therefore additional disclosures have not been provided.
     Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained or certain outstanding contingencies are resolved. As of April 2, 2011, aggregate contingent consideration amounts outstanding relating to acquisitions was $48.0 million, of which $46.0 million could result in the recording of additional goodwill.
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

     Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which we participate. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2009 to December 31, 2009, Sysco estimates its share of withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $200.0 million as of April 2, 2011, based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2009; therefore, the company’s estimated liability reflects the effects of the fair value of the plans’ assets and projected benefit obligations as of that date. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.
     In the third quarter of fiscal 2011, the union members of one of the company’s subsidiaries voted to withdraw from the union’s multi-employer pension plan and join Sysco’s company-sponsored Retirement Plan. This action triggered a partial withdrawal from the multi-employer pension plan. As a result, during the third quarter of fiscal 2011, Sysco recorded a withdrawal liability provision of approximately $36.1 million related to this plan. As of April 2, 2011, Sysco had approximately $42.4 million in liabilities recorded related to certain multi-employer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred, which includes the liability recorded in the third quarter of fiscal 2011. Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are adjusted up to the period of payment to reflect any changes to these estimates.
Fuel Commitments
     From time to time, Sysco may enter into forward purchase commitments for a portion of its projected diesel fuel requirements. As of April 2, 2011, outstanding forward diesel fuel purchase commitments totaled approximately $71.0 million at a fixed price through February 2012.
11. BUSINESS SEGMENT INFORMATION
     The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise. The Broadline reportable segment is an aggregation of the company’s United States, Canadian and European Broadline segments, as well as its custom-cut meat operations. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to their customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. “Other” financial information is attributable to the company’s other operating segments, including the company’s specialty produce and lodging industry segments and a company that distributes to international customers.
     Beginning in the third quarter of fiscal 2011, the company’s custom-cut meat operations were reorganized to function as part of the United States Broadline segment. As a result, the custom-cut meat operations are included in the Broadline reportable segment in the segment reporting presented below. Previously, these operations were an independent segment and were presented with the “Other” financial information relating to non-reportable segments. Segment reporting for the comparable prior year periods has been revised to conform to the new classification of the custom-cut meat operations as part of the Broadline reportable segment.
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

     Included in corporate expenses, among other items, are:
•	Gains and losses recorded to adjust COLI policies to their cash surrender values;
•	Share-based compensation expense;
•	Expenses related to the company’s business transformation project; and
•	Corporate-level depreciation and amortization expense.
     The following tables set forth certain financial information for Sysco’s business segments:

	39-Week Period Ended		13-Week Period Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
	(In thousands)
Sales:
Broadline	$23,468,341	$21,984,082	$7,915,829	$7,268,364
SYGMA	3,947,705	3,505,710	1,315,439	1,197,536
Other	1,597,680	1,504,384	575,716	515,432
Intersegment sales	(115,940)	(99,158)	(45,324)	(36,239)

Total	$28,897,786	$26,895,018	$9,761,660	$8,945,093

	39-Week Period Ended		13-Week Period Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
	(In thousands)
Operating income:
Broadline	$1,506,397	$1,489,407	$477,063	$462,054
SYGMA	45,244	31,365	16,852	13,508
Other	64,826	60,478	27,730	22,108

Total segments	1,616,467	1,581,250	521,645	497,670
Corporate expenses	(245,715)	(189,468)	(94,158)	(65,567)

Total operating income	1,370,752	1,391,782	427,487	432,103

Interest expense	88,133	92,976	28,972	27,654
Other expense (income), net	(9,941)	(2,122)	(6,957)	1,028

Earnings before income taxes	$1,292,560	$1,300,928	$405,472	$403,421

	April 2, 2011	July 3, 2010	March 27, 2010
		(In thousands)
Assets:
Broadline	$7,153,837	$6,417,776	$6,382,582
SYGMA	424,087	392,883	380,756
Other	811,720	738,814	745,976

Total segments	8,389,644	7,549,473	7,509,314
Corporate	2,560,290	2,764,228	2,892,975

Total	$10,949,934	$10,313,701	$10,402,289

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

	Condensed Consolidating Balance Sheet
	April 2, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$178,969	$—	$5,259,588	$—	$5,438,557
Investment in subsidiaries	13,496,924	537,424	114,035	(14,148,383)	—
Plant and equipment, net	583,676	—	2,836,186	—	3,419,862
Other assets	378,046	410	1,713,059	—	2,091,515

Total assets	$14,637,615	$537,834	$9,922,868	$(14,148,383)	$10,949,934

Current liabilities	$385,558	$4,137	$2,746,755	$—	$3,136,450
Intercompany payables (receivables)	7,345,425	99,435	(7,444,860)	—	—
Long-term debt	2,411,205	199,928	52,337	—	2,663,470
Other liabilities	528,883	—	413,926	—	942,809
Shareholders’ equity	3,966,544	234,334	14,154,710	(14,148,383)	4,207,205

Total liabilities and shareholders’ equity	$14,637,615	$537,834	$9,922,868	$(14,148,383)	$10,949,934

	Condensed Consolidating Balance Sheet
	July 3, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$417,336	$33	$4,658,889	$—	$5,076,258
Investment in subsidiaries	14,979,871	465,641	142,925	(15,588,437)	—
Plant and equipment, net	425,279	—	2,778,544	—	3,203,823
Other assets	362,658	597	1,670,365	—	2,033,620

Total assets	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

Current liabilities	$444,274	$1,114	$2,563,810	$—	$3,009,198
Intercompany payables (receivables)	9,405,317	73,124	(9,478,441)	—	—
Long-term debt	2,225,781	199,881	47,000	—	2,472,662
Other liabilities	411,781	—	592,534	—	1,004,315
Shareholders’ equity	3,697,991	192,152	15,525,820	(15,588,437)	3,827,526

Total liabilities and shareholders’ equity	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

	Condensed Consolidating Balance Sheet
	March 27, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$420,468	$49	$4,645,340	$—	$5,065,857
Investment in subsidiaries	14,493,372	473,766	134,043	(15,101,181)	—
Plant and equipment, net	372,716	—	2,803,504	—	3,176,220
Other assets	542,736	700	1,616,776	—	2,160,212

Total assets	$15,829,292	$474,515	$9,199,663	$(15,101,181)	$10,402,289

Current liabilities	$389,464	$3,941	$2,457,889	$—	$2,851,294
Intercompany payables (receivables)	8,923,960	84,904	(9,008,864)	—	—
Long-term debt	2,219,676	199,863	48,978	—	2,468,517
Other liabilities	436,957	—	617,483	—	1,054,440
Shareholders’ equity	3,859,235	185,807	15,084,177	(15,101,181)	4,028,038

Total liabilities and shareholders’ equity	$15,829,292	$474,515	$9,199,663	$(15,101,181)	$10,402,289

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended April 2, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$28,897,786	$—	$28,897,786
Cost of sales	—	—	23,513,565	—	23,513,565

Gross margin	—	—	5,384,221	—	5,384,221
Operating expenses	243,259	101	3,770,109	—	4,013,469

Operating income (loss)	(243,259)	(101)	1,614,112	—	1,370,752
Interest expense (income)	357,735	7,994	(277,596)	—	88,133
Other expense (income), net	(3,198)	—	(6,743)	—	(9,941)

Earnings (losses) before income taxes	(597,796)	(8,095)	1,898,451	—	1,292,560
Income tax provision (benefit)	(220,533)	(2,986)	700,359	—	476,840
Equity in earnings of subsidiaries	1,192,983	41,191	—	(1,234,174)	—

Net earnings	$815,720	$36,082	$1,198,092	$(1,234,174)	$815,720

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended March 27, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$26,895,018	$—	$26,895,018
Cost of sales	—	—	21,769,400	—	21,769,400

Gross margin	—	—	5,125,618	—	5,125,618
Operating expenses	180,871	77	3,552,888	—	3,733,836

Operating income	(180,871)	(77)	1,572,730	—	1,391,782
Interest expense (income)	360,170	7,600	(274,794)	—	92,976
Other income, net	2,115	—	(4,237)	—	(2,122)

Earnings (losses) before income taxes	(543,156)	(7,677)	1,851,761	—	1,300,928
Income tax (benefit) provision	(191,525)	(2,707)	652,958	—	458,726
Equity in earnings of subsidiaries	1,193,833	36,003	—	(1,229,836)	—

Net earnings	$842,202	$31,033	$1,198,803	$(1,229,836)	$842,202

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended April 2, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$9,761,660	$—	$9,761,660
Cost of sales	—	—	7,950,800	—	7,950,800

Gross margin	—	—	1,810,860	—	1,810,860
Operating expenses	89,527	36	1,293,810	—	1,383,373

Operating income (loss)	(89,527)	(36)	517,050	—	427,487
Interest expense (income)	95,879	2,317	(69,224)	—	28,972
Other expense (income), net	(3,106)	—	(3,851)	—	(6,957)

Earnings (losses) before income taxes	(182,300)	(2,353)	590,125	—	405,472
Income tax provision (benefit)	(66,039)	(851)	213,884	—	146,994
Equity in earnings of subsidiaries	374,739	9,444	—	(384,183)	—

Net earnings	$258,478	$7,942	$376,241	$(384,183)	$258,478

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended March 27, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$—	$8,945,093	$—	$8,945,093
Cost of sales	—	—	7,261,721	—	7,261,721

Gross margin	—	—	1,683,372	—	1,683,372
Operating expenses	58,061	8	1,193,200	—	1,251,269

Operating income	(58,061)	(8)	490,172	—	432,103
Interest expense (income)	119,040	2,532	(93,918)	—	27,654
Other income, net	2,475	—	(1,447)	—	1,028

Earnings (losses) before income taxes	(179,576)	(2,540)	585,537	—	403,421
Income tax (benefit) provision	(68,799)	(973)	225,545	—	155,773
Equity in earnings of subsidiaries	358,425	8,810	—	(367,235)	—

Net earnings	$247,648	$7,243	$359,992	$(367,235)	$247,648

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended April 2, 2011
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(246,297)	$39,372	$872,684	$665,759
Investing activities	(170,172)	—	(265,369)	(435,541)
Financing activities	(444,484)	—	(4,591)	(449,075)
Effect of exchange rates on cash	—	—	19,082	19,082
Intercompany activity	619,954	(39,372)	(580,582)	—

Net (decrease) in cash	(240,999)	—	41,224	(199,775)
Cash at the beginning of the period	373,523	—	211,920	585,443

Cash at the end of the period	$132,524	$—	$253,144	$385,668

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended March 27, 2010
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(320,225)	$34,184	$762,570	$476,529
Investing activities	(175,746)	—	(320,717)	(496,463)
Financing activities	(420,338)	—	(796)	(421,134)
Effect of exchange rates on cash	—	—	9,271	9,271
Intercompany activity	391,982	(34,184)	(357,798)	—

Net (decrease) in cash	(524,327)	—	92,530	(431,797)
Cash at the beginning of the period	899,196	—	119,455	1,018,651

Cash at the end of the period	$374,869	$—	$211,985	$586,854

13. SUPPLEMENTAL GUARANTOR INFORMATION — SUBSIDIARY GUARANTEES
     On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. As of April 2, 2011, Sysco had a total of approximately $2,225.0 million in senior notes and debentures outstanding.
     The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent issuer (Sysco Corporation), the guarantors (U.S. Broadline subsidiaries), and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	April 2, 2011
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$178,969	$3,570,059	$1,689,529	$—	$5,438,557
Investment in subsidiaries	13,496,924	—	—	(13,496,924)	—
Plant and equipment, net	583,676	1,782,067	1,054,119	—	3,419,862
Other assets	378,046	500,882	1,212,587	—	2,091,515

Total assets	$14,637,615	$5,853,008	$3,956,235	$(13,496,924)	$10,949,934

Current liabilities	$385,558	$988,065	$1,762,827	$—	$3,136,450
Intercompany payables (receivables)	7,345,425	(7,248,600)	(96,825)	—	—
Long-term debt	2,411,205	24,313	227,952	—	2,663,470
Other liabilities	528,883	355,312	58,614	—	942,809
Shareholders’ equity	3,966,544	11,733,918	2,003,667	(13,496,924)	4,207,205

Total liabilities and shareholders’ equity	$14,637,615	$5,853,008	$3,956,235	$(13,496,924)	$10,949,934

	Condensed Consolidating Balance Sheet
	July 3, 2010
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$417,336	$3,165,121	$1,493,801	$—	$5,076,258
Investment in subsidiaries	14,979,871	—	—	(14,979,871)	—
Plant and equipment, net	425,279	1,762,580	1,015,964	—	3,203,823
Other assets	362,658	484,887	1,186,075	—	2,033,620

Total assets	$16,185,144	$5,412,588	$3,695,840	$(14,979,871)	$10,313,701

Current liabilities	$444,274	$918,449	$1,646,475	$—	$3,009,198
Intercompany payables (receivables)	9,405,317	(9,408,645)	3,328	—	—
Long-term debt	2,225,781	18,860	228,021	—	2,472,662
Other liabilities	411,781	491,528	101,006	—	1,004,315
Shareholders’ equity	3,697,991	13,392,396	1,717,010	(14,979,871)	3,827,526

Total liabilities and shareholders’ equity	$16,185,144	$5,412,588	$3,695,840	$(14,979,871)	$10,313,701

	Condensed Consolidating Balance Sheet
	March 27, 2010
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)
Current assets	$420,468	$3,190,351	$1,455,038	$—	$5,065,857
Investment in subsidiaries	14,493,372	—	—	(14,493,372)	—
Plant and equipment, net	372,716	1,780,941	1,022,563	—	3,176,220
Other assets	542,736	429,599	1,187,877	—	2,160,212

Total assets	$15,829,292	$5,400,891	$3,665,478	$(14,493,372)	$10,402,289

Current liabilities	$389,464	$854,515	$1,607,315	$—	$2,851,294
Intercompany payables (receivables)	8,923,960	(8,964,904)	40,944	—	—
Long-term debt	2,219,676	18,791	230,050	—	2,468,517
Other liabilities	436,957	517,975	99,508	—	1,054,440
Shareholders’ equity	3,859,235	12,974,514	1,687,661	(14,493,372)	4,028,038

Total liabilities and shareholders’ equity	$15,829,292	$5,400,891	$3,665,478	$(14,493,372)	$10,402,289

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended April 2, 2011
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$19,973,534	$9,405,806	$(481,554)	$28,897,786
Cost of sales	—	15,933,690	7,995,106	(415,231)	23,513,565

Gross margin	—	4,039,844	1,410,700	(66,323)	5,384,221
Operating expenses	243,259	2,687,947	1,148,586	(66,323)	4,013,469

Operating income (loss)	(243,259)	1,351,897	262,114	—	1,370,752
Interest expense (income)	357,735	(266,871)	(2,731)	—	88,133
Other expense (income), net	(3,198)	(3,113)	(3,630)	—	(9,941)

Earnings (losses) before income taxes	(597,796)	1,621,881	268,475	—	1,292,560
Income tax provision (benefit)	(220,533)	598,330	99,043	—	476,840
Equity in earnings of subsidiaries	1,192,983	—	—	(1,192,983)	—

Net earnings	$815,720	$1,023,551	$169,432	$(1,192,983)	$815,720

	Condensed Consolidating Results of Operations
	For the 39-Week Period Ended March 27, 2010
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$18,777,386	$8,494,808	$(377,176)	$26,895,018
Cost of sales	—	14,889,499	7,196,514	(316,613)	21,769,400

Gross margin	—	3,887,887	1,298,294	(60,563)	5,125,618
Operating expenses	180,871	2,549,271	1,064,257	(60,563)	3,733,836

Operating income (loss)	(180,871)	1,338,616	234,037	—	1,391,782
Interest expense (income)	360,170	(269,969)	2,775	—	92,976
Other expense (income), net	2,115	(1,581)	(2,656)	—	(2,122)

Earnings (losses) before income taxes	(543,156)	1,610,166	233,918	—	1,300,928
Income tax provision (benefit)	(191,525)	567,769	82,482	—	458,726
Equity in earnings of subsidiaries	1,193,833	—	—	(1,193,833)	—

Net earnings	$842,202	$1,042,397	$151,436	$(1,193,833)	$842,202

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended April 2, 2011
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$6,740,097	$3,204,336	$(182,773)	$9,761,660
Cost of sales	—	5,387,106	2,723,422	(159,728)	7,950,800

Gross margin	—	1,352,991	480,914	(23,045)	1,810,860
Operating expenses	89,527	920,463	396,428	(23,045)	1,383,373

Operating income (loss)	(89,527)	432,528	84,486	—	427,487
Interest expense (income)	95,879	(65,674)	(1,233)	—	28,972
Other expense (income), net	(3,106)	(2,191)	(1,660)	—	(6,957)

Earnings (losses) before income taxes	(182,300)	500,393	87,379	—	405,472
Income tax provision (benefit)	(66,039)	181,328	31,705	—	146,994
Equity in earnings of subsidiaries	374,739	—	—	(374,739)	—

Net earnings	$258,478	$319,065	$55,674	$(374,739)	$258,478

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended March 27, 2010
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)
Sales	$—	$6,234,121	$2,840,927	$(129,955)	$8,945,093
Cost of sales	—	4,959,534	2,411,292	(109,105)	7,261,721

Gross margin	—	1,274,587	429,635	(20,850)	1,683,372
Operating expenses	58,061	852,055	362,003	(20,850)	1,251,269

Operating income (loss)	(58,061)	422,532	67,632	—	432,103
Interest expense (income)	119,040	(91,986)	600	—	27,654
Other expense (income), net	2,475	(384)	(1,063)	—	1,028

Earnings (losses) before income taxes	(179,576)	514,902	68,095	—	403,421
Income tax provision (benefit)	(68,799)	198,064	26,508	—	155,773
Equity in earnings of subsidiaries	358,425	—	—	(358,425)	—

Net earnings	$247,648	$316,838	$41,587	$(358,425)	$247,648

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended April 2, 2011
		U.S.	Other
		Broadline	Non-Guarantor	Consolidated
	Sysco	Subsidiaries	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(246,297)	$731,985	$180,071	$665,759
Investing activities	(170,172)	(206,823)	(58,546)	(435,541)
Financing activities	(444,484)	(1,755)	(2,836)	(449,075)
Effect of exchange rates on cash	—	—	19,082	19,082
Intercompany activity	619,954	(523,122)	(96,832)	—

Net (decrease) in cash	(240,999)	285	40,939	(199,775)
Cash at the beginning of the period	373,523	31,935	179,985	585,443

Cash at the end of the period	$132,524	$32,220	$220,924	$385,668

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended March 27, 2010
		U.S.	Other
		Broadline	Non-Guarantor	Consolidated
	Sysco	Subsidiaries	Subsidiaries	Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(320,225)	$612,170	$184,584	$476,529
Investing activities	(175,746)	(189,374)	(131,343)	(496,463)
Financing activities	(420,338)	209	(1,005)	(421,134)
Effect of exchange rates on cash	—	—	9,271	9,271
Intercompany activity	391,982	(430,328)	38,346	—

Net (decrease) in cash	(524,327)	(7,323)	99,853	(431,797)
Cash at the beginning of the period	899,196	32,216	87,239	1,018,651

Cash at the end of the period	$374,869	$24,893	$187,092	$586,854

14. SUBSEQUENT EVENT
     In April 2011, Sysco adopted the Sysco Corporation Involuntary Severance Plan, which allows for supplemental pay to be provided to eligible covered employees in the event of an involuntary termination from service with the company. This plan, effective April 3, 2011, will be considered an employee welfare plan under the Employee Retirement Income Security Act. The liability resulting from this plan will primarily relate to the anticipated severance that will occur over the next several years as a result of the Business Transformation Project.

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
Overview
     Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located throughout the United States, Canada and Ireland and include Broadline companies, custom-cut meat operations, specialty produce companies, hotel supply operations, SYGMA (our chain restaurant distribution subsidiary) and a company that distributes to international customers.
     We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17% of this approximately $210 billion annual market as measured at the end of fiscal 2010. According to industry sources, the foodservice, or food-away-from-home, market represents approximately half of the total dollars spent on food purchases made at the consumer level in the United States. Historically, we have grown at a faster rate than the overall industry and have grown our market share in this industry.
Highlights
     A slow economic recovery in the United States and Canada combined with rising product cost inflation and continued low levels of consumer confidence, contributed to a challenging environment in the first 39 weeks of fiscal 2011. Sales increased during the first 39 weeks and third quarter of fiscal 2011; however, gross margin dollars grew at a slower rate than sales and operating expenses increased faster than gross margins. This resulted in a decline in operating income for both the first 39 weeks of fiscal 2011 and the third quarter of fiscal 2011 as compared to the same periods in fiscal 2010. We incurred a $36.1 million charge in the third quarter of fiscal 2011 for a withdrawal from a multi-employer pension plan which had a significant impact on operating income for the quarter.
First 39 Weeks
•	Sales increased 7.4% in the first 39 weeks of fiscal 2011 from the comparable prior year period to $28.9 billion primarily due to increased prices from inflation and improving case volumes. Inflation, as measured by changes in our product costs, was an estimated 4.2% during the first 39 weeks of fiscal 2011. Sales from acquisitions within the last 12 months favorably impacted sales by 0.6%, and the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5%.

•	Operating income was $1.4 billion, a 1.5% decrease from the comparable prior year period, primarily driven by gross margin dollars growing at a slower rate than sales and operating expenses increasing faster than gross margins. Gross margin dollars increased 5.0% in the first 39 weeks of fiscal 2011 from the first 39 weeks of fiscal 2010 but declined as a percentage of sales. This was primarily due to the impact of significant inflation in certain product categories, strategic pricing initiatives and to a lesser extent, faster growth in our SYGMA segment than our Broadline segment; SYGMA is a lower margin business than our Broadline business. Operating expenses increased 7.5% primarily due to higher pay-related expense, an increase in net company-sponsored pension costs, provisions for withdrawal from multi-employer pension plans and higher fuel costs.

•	Net earnings were $815.7 million, a 3.1% decrease from the comparable prior year period, primarily due to the decline in operating income and an increase in the effective tax rate, partially offset by a decrease in interest expense and an increase in other income. The effective tax rate for the first 39 weeks of fiscal 2011 was 36.89%, compared to an effective tax rate of 35.26% for the first 39 weeks of fiscal 2010. The difference between the tax rates for the two periods resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the Internal Revenue Service (IRS) in the first quarter of fiscal 2010.

•	Basic and diluted earnings per share in the first 39 weeks of fiscal 2011 were $1.39, a decrease of 2.1% from the comparable prior year period primarily due to the factors discussed above. Basic and diluted earnings per share for the first 39 weeks of fiscal 2011 were negatively impacted by $0.04 per share relating to the charge recorded upon withdrawal from a multi-employer pension plan in the third quarter. This negative impact was partially offset by two favorable impacts for the first 39 weeks of fiscal 2011. First, a favorable impact of $0.02 per share was recognized related to the recognition of deferred tax assets from the reversal of valuation allowances previously recorded on state net operating loss carryforwards. Second, we recognized a favorable impact of $0.05 per share due to the gains recorded on the adjustment of the carrying value of corporate-owned life insurance (COLI) policies to their cash surrender values. Basic and diluted earnings per share were favorably impacted by $0.05 per share in the first 39 weeks of fiscal 2010 from the one-time reversal of a previously accrued liability related to the settlement of an outstanding tax matter with the IRS and $0.05 per share due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
Third Quarter
•	Sales increased 9.1% in the third quarter of fiscal 2011 over the comparable prior year period to $9.8 billion primarily resulting from increased prices due to inflation and improving case volumes. Inflation, as measured by changes in our product costs, was an estimated 5.1% during the third quarter of fiscal 2011. Sales from acquisitions within the last 12 months favorably impacted sales by 0.6%, and the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.6%.

•	Operating income was $427.5 million, a 1.1% decrease from the comparable prior year period, primarily driven by gross margin dollars growing at a slower rate than sales and operating expenses increasing faster than gross margin dollars. Gross margin dollars increased 7.6% in the third quarter of fiscal 2011 from the third quarter of fiscal 2010 but declined as a percentage of sales primarily due to the impact of significant inflation in certain product categories and strategic pricing initiatives. Operating expenses increased 10.6% primarily due to due to higher pay-related expense, a provision for withdrawal from a multi-employer pension plan, an increase in net company-sponsored pension costs and higher fuel costs. The charge for withdrawal from a multi-employer pension plan had a significant impact on operating income for the third quarter of fiscal 2011.

•	Net earnings were $258.5 million, a 4.4% increase from the comparable prior year period, primarily due to a decrease in the effective income tax rate and an increase in other income, partially offset by the decline in operating income. The effective tax rate for the third quarter of fiscal 2011 was 36.25%, compared to an effective tax rate of 38.61% for the third quarter of fiscal 2010. The difference between the tax rates for the two periods resulted largely from the reversal of valuation allowances previously recorded on state net operating loss carryforwards in the third quarter of fiscal 2011.

•	Basic and diluted earnings per share in the third quarter of fiscal 2011 were $0.44, an increase of 4.8% from the comparable prior year period. Basic and diluted earnings per share for the third quarter of fiscal 2011 were negatively impacted by $0.04 per share relating to the charges recorded upon withdrawal from a multi-employer pension plan. This negative impact was partially offset by a favorable impact of $0.02 per share for the third quarter of fiscal 2011 from a tax benefit related to the recognition of deferred tax assets from the reversal of valuation allowances previously recorded on state net operating loss carryforwards.
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
     We have experienced higher levels of product cost inflation this fiscal year as compared to fiscal 2010. While we are generally able to pass on modest levels of inflation to our customers, we were unable to pass through fully these higher levels of product cost inflation with the same gross margin percentage without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at current levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross margins and earnings.
     We have also experienced higher operating costs this fiscal year from increased pay-related expense due to increased sales and gross margin as well as higher pension and fuel costs. We believe pay-related expense could continue to increase if sales and gross margin increase, as a portion of these costs is variable in nature. We believe increased pension and fuel costs will continue for the remainder of the fiscal year. Our Business Transformation Project is a key part of our strategy to control costs and continue to grow our business. We believe expenses related to the project will increase in the fourth quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010 as we prepare to begin deployment of the project to our operating companies.
Strategy
     We continue to invest in our core business to expand our market share and grow earnings. We will continue to use our strategies to leverage our market leadership position to continuously improve how we buy, handle and market products for our customers. These strategies include: growing our sales, completing our Business Transformation Project, achieving productivity gains and lowering procurement costs. These strategies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.
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
Business Transformation Project
     We have completed the design and building phase of our Business Transformation Project and we have finalized our testing of the underlying Enterprise Resource Planning system and processes. In April 2011, our pilot operating company implemented the project and our shared services center became active in its support role. The remainder of fiscal 2011 will be used to ready the system for broader deployment. Further implementation is anticipated to commence in fiscal 2012 and occur across the majority of our Broadline and SYGMA operating companies by the end of fiscal 2013. We will continue to assess our implementation plan as we progress and make appropriate adjustments as necessary. Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the early stages of implementation, including fiscal 2011.
     We expect the total cash outlay for the Business Transformation Project to be approximately $900 million. Approximately $210 million and $177 million of cash outlay occurred in the first 39 weeks of fiscal 2011 and fiscal 2010, respectively. Expenses related to our Business Transformation Project, inclusive of pay-related expense, in the first 39 weeks and third quarter of fiscal 2011 have not significantly increased as compared to the expenses in the comparable periods of fiscal 2010. We believe these expenses will increase in the fourth quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010 in the amount of $15 million to $25 million, as we prepare to begin deployment of the project to our operating companies. Sysco redeployed employees to work on the Business Transformation Project and did not backfill all of these positions; therefore, not all expenses related to this project are incremental to operating expenses incurred by Sysco prior to the beginning of the project. Additionally, certain labor costs, which would have been expensed absent this project, are being capitalized as software costs as a result of this project. Our project is in the development stage and no material amortization of internal use software has occurred in the first 39 weeks of fiscal 2011. We will leave the development stage when the software is ready for larger scale deployment which will trigger amortization on the majority of our capitalized costs over a seven-year period. We do not anticipate exiting the development stage during the remainder of fiscal 2011.

Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	39-Week Period Ended		13-Week Period Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4	80.9	81.4	81.2

Gross margin	18.6	19.1	18.6	18.8
Operating expenses	13.9	13.9	14.2	14.0

Operating income	4.7	5.2	4.4	4.8
Interest expense	0.3	0.4	0.3	0.3
Other expense (income), net	(0.0)	(0.0)	(0.1)	0.0

Earnings before income taxes	4.4	4.8	4.2	4.5
Income taxes	1.6	1.7	1.5	1.7

Net earnings	2.8%	3.1%	2.7%	2.8%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	39-Week Period	13-Week Period
Sales	7.4%	9.1%
Cost of sales	8.0	9.5

Gross margin	5.0	7.6
Operating expenses	7.5	10.6

Operating income	(1.5)	(1.1)
Interest expense	(5.2)	4.8
Other expense (income), net	368.5	(776.8)

Earnings before income taxes	(0.6)	0.5
Income taxes	3.9	(5.6)

Net earnings	(3.1)%	4.4%

Basic earnings per share	(2.1)%	4.8%
Diluted earnings per share	(2.1)	4.8

Average shares outstanding	(1.1)	(1.6)
Diluted shares outstanding	(0.9)	(1.6)
Sales
     Sales were 7.4% higher in the first 39 weeks and 9.1% higher in the third quarter of fiscal 2011 than the comparable periods of the prior year. Product cost inflation and the resulting increase in selling prices, combined with improving case volumes, had an impact on sales in the first 39 weeks and third quarter of fiscal 2011. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 4.2% during the first 39 weeks and 5.1% during the third quarter of fiscal 2011, as compared to deflation of 2.7% during the first 39 weeks and 0.8% during the third quarter of fiscal 2010. Sales from acquisitions within the last 12 months favorably impacted sales by 0.6% for both the first 39 weeks and the third quarter of fiscal 2011. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5% in the first 39 weeks and 0.6% in the third quarter of fiscal 2011 compared to the first 39 weeks and the third quarter of fiscal 2010, respectively.
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
     Operating income decreased 1.5% in the first 39 weeks of fiscal 2011 from the first 39 weeks of fiscal 2010 to $1.4 billion, and as a percentage of sales, declined to 4.7% of sales. Operating income decreased 1.1% in the third quarter of fiscal 2011 from the third quarter of fiscal 2010 to $427.5 million, and as a percentage of sales, declined to 4.4% of sales. This decrease in operating income for both periods was primarily due to gross margin dollars growing at a slower rate than sales and operating expenses increasing faster than gross margin dollars. We incurred a $36.1 million charge in the third quarter of fiscal 2011 for a withdrawal from a multi-employer pension plan which had a significant impact on operating income for the quarter.
     Gross margin dollars increased in the first 39 weeks and third quarter of fiscal 2011 as compared to the first 39 weeks and third quarter of fiscal 2010 primarily due to increased sales. Gross margin, as a percentage of sales, was 18.63% in the first 39 weeks of fiscal 2011, a decline of 43 basis points from the gross margin percentage of 19.06% in the first 39 weeks of fiscal 2010. Gross margin, as a percentage of sales, was 18.55% in the third quarter of fiscal 2011, a decline of 27 basis points from the gross margin percentage of 18.82% in the third quarter of fiscal 2010. This decline in gross margin percentage was primarily the result of the following factors described in the paragraphs below.
     First, Sysco’s product cost inflation was estimated as inflation of 4.2% during the first 39 weeks and 5.1% during the third quarter of fiscal 2011. Based on our product sales mix for the first 39 weeks of fiscal 2011, we were most impacted by higher levels of inflation in the dairy, meat and seafood product categories in the range of 9% to 11%. For the third quarter of fiscal 2011, we were impacted by higher levels of inflation in the seafood, meat and canned and dry product categories in the range of 5 to 14%. While we are generally able to pass through modest levels of inflation to our customers, we were unable to pass through fully these higher levels of product cost inflation with the same gross margin percentage in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross margins and earnings.
     Second, ongoing strategic pricing initiatives lowered our prices to our customers in certain product categories in order to increase sales volumes. These initiatives are being phased in over time and resulted in short-term gross margin declines as a percentage of sales, but we believe will result in long-term gross margin dollar growth due to higher sales volumes and increased market share. Strategic pricing initiatives had less of an impact on gross margin for the third quarter of fiscal 2011 than for the first 39 weeks of fiscal 2011. We have experienced meaningful year over year volume growth with those items included in the early phases of these programs in the geographies where this program has been implemented. We believe the long-term benefits of these strategic initiatives will result in profitable market share growth.
     Third, with respect to the first 39 weeks of fiscal 2011 only, case volumes increased at a greater rate within our SYGMA segment than our Broadline segment; SYGMA is a lower margin business than our Broadline business. SYGMA’s case growth was largely attributable to new customers. Our strategy includes pursuing growth in our contract business within both our Broadline and SYGMA segments. If contract business grows faster than other types of business, gross margin dollars should increase; however, our gross margin as a percentage of sales could decline.
     Fourth, gross margin dollars for the first 39 weeks and third quarter of fiscal 2011 increased as a result of higher fuel surcharges. Fuel surcharges were approximately $8.9 million and $5.7 million higher in the first 39 weeks and third quarter of fiscal 2011, respectively, than in the comparable prior year periods due to higher fuel prices incurred during these periods and the application of fuel surcharges to a broader customer base for a small portion of the third quarter. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2011, we expect fuel surcharges in the fourth quarter of fiscal 2011 to be $10 million to $15 million higher than the fourth quarter of fiscal 2010.
     Operating expenses for the first 39 weeks and third quarter of fiscal 2011 were higher than in the comparable prior year periods primarily due to higher pay-related expense related to increased sales, an increase in net company-sponsored pension costs, provisions for withdrawal from multi-employer pension plans and higher fuel costs. In addition, in the first 39 weeks and third quarter of fiscal 2011, operating expenses were also favorably impacted by gains recorded on the adjustment of the carrying value of our COLI policies to their cash surrender value.
     Pay-related expense, excluding labor costs associated with our Business Transformation Project, increased by $101.3 million and $38.1 million in the first 39 weeks and third quarter of fiscal 2011, respectively, from the comparable prior year periods primarily due to our increased sales and gross margins. These increases included both sales compensation and delivery personnel costs. Portions of our pay-related expense are variable in nature and are expected to increase when sales and gross margin increase. Also contributing to the increase in pay-related expenses for the third quarter of fiscal 2011 were higher provisions for management incentive compensation of $11.3 million as compared to the third quarter of fiscal 2010. These provisions are based on management’s current estimates of company performance for the full fiscal year and the resulting accruals needed for management incentive compensation as of the third quarter based on these estimates.
     In the first 39 weeks and third quarter of fiscal 2011, we recorded provisions of $41.5 million and $36.1 million, respectively, for withdrawal liabilities from multi-employer pension plans from which union members elected to withdraw.
     Net company-sponsored pension costs in the first 39 weeks and third quarter of fiscal 2011 were $45.2 million and $15.1 million higher, respectively, than in the comparable prior year periods, due primarily to a decrease in discount rates used to calculate our projected benefit obligation and related pension expense at the end of fiscal 2010, partially offset by reduced amortization of our net actuarial loss resulting from actuarial gains from higher returns on assets of Sysco’s Retirement Plan during fiscal 2010. Net company-sponsored pension costs for each fiscal year are determined as of the previous fiscal year end’s plan measurement date and therefore the rate of increase for each quarter is known at that time.
     Sysco’s fuel costs in the first 39 weeks and third quarter of fiscal 2011 were $20.4 million and $14.4 million higher, respectively, than in the comparable prior year periods. The increase for the first 39 weeks and third quarter of fiscal 2011 is largely attributable to increased diesel prices. Sysco’s costs per gallon increased 9.3% in the first 39 weeks and 28.5% in the third quarter of fiscal 2011 over the comparable periods of fiscal 2010. Sysco’s activities to mitigate increasing fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges. From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.
     Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In the first 39 weeks and third quarter of fiscal 2011, our forward fuel purchase commitments resulted in an estimated $9.6 million and $4.2 million, respectively, of avoided fuel costs as the fixed prices on the contracts were lower than market prices for the contracted volumes. In the first 39 weeks and third quarter of fiscal 2010, our forward purchase commitments resulted in an estimated $4.8 million of additional fuel costs and $3.3 million of avoided fuel costs, respectively. As of April 2, 2011, we had forward diesel fuel commitments totaling approximately $71.0 million through February 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel. Subsequent to April 2, 2011, we entered into forward diesel fuel commitments totaling approximately $10 million for the month of March 2012.
     Assuming that fuel prices do not rise significantly over recent levels during the remainder of fiscal 2011, fuel costs for the fourth quarter of fiscal 2011, not including any amounts recovered through fuel surcharges, are expected to increase by approximately $15 million to $20 million as compared to the fourth quarter of fiscal 2010. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for the remainder of fiscal 2011 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management. Based on our current projections, we anticipate that the increase in fuel surcharges will offset a substantial portion of our projected fuel cost increase in the fourth quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010.
     We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are partially based on the values of underlying investments, which include equity securities. As a result, the cash surrender values of these policies will fluctuate with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $29.5 million and $5.7 million in the first 39 weeks and third quarter of fiscal 2011, respectively. These gains compared to the recognition of gains of $31.8 million and $5.5 million in the first 39 weeks and third quarter of fiscal 2010, respectively. The performance of the financial markets will continue to influence the cash surrender values of our COLI policies, which could cause volatility in operating income, net earnings and earnings per share.
Net Earnings
     Net earnings decreased 3.1% in the first 39 weeks of fiscal 2011 from the comparable period of the prior year primarily due to the decline in operating income and an increase in the effective tax rate, partially offset by a decrease in interest expense and an increase in other income. The difference between the tax rates for the two periods resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the IRS in the first quarter of fiscal 2010.
     Net earnings increased 4.4% in the third quarter of fiscal 2011 from the comparable period of the prior year primarily due to a decrease in the effective income tax rate and an increase in other income, partially offset by the decline in operating income. The difference between the tax rates for the two periods resulted largely from the reversal of valuation allowances previously recorded on state net operating loss carryforwards in the third quarter of fiscal 2011.
     The effective tax rate of 36.89% for the first 39 weeks of fiscal 2011 was favorably impacted by two items. First, we recorded a tax benefit of approximately $11.6 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards. Second, we adjust the carrying values of our COLI policies to their cash surrender values. The gain of $29.5 million recorded in the first 39 weeks of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $11.3 million. Partially offsetting these favorable impacts was the recording of $7.7 million in tax and interest related to various federal and state uncertain tax positions.
     The effective tax rate of 35.26% for the first 39 weeks of fiscal 2010 was favorably impacted by two items. First, we recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS (see “Other Considerations” for additional discussion). Second, the gain of $31.8 million recorded to adjust the carrying value of COLI policies to their cash surrender values in the first 39 weeks of fiscal 2010 was non-taxable for income tax purposes and had the impact of decreasing income tax expense for the period by $12.2 million.
     The effective tax rate of 36.25% for the third quarter of fiscal 2011 was favorably impacted by the recording of a tax benefit of approximately $10.0 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards. This favorable impact was partially offset by the recording of $4.1 million in tax and interest related to various federal and state uncertain tax positions.
     The effective tax rate was 38.61% for the third quarter of fiscal 2010.
Earnings Per Share
     Basic and diluted earnings per share decreased 2.1% in the first 39 weeks and increased 4.8% in the third quarter of fiscal 2011 from the comparable periods of the prior year. These changes were primarily the result of factors discussed above, as well as a small net reduction in shares outstanding. The net reduction in both average and diluted shares outstanding was primarily due to share repurchases.
     Basic and diluted earnings per share for the first 39 weeks of fiscal 2011 were negatively impacted by $0.04 per share relating to the charges recorded upon withdrawal from a multi-employer pension plan. This negative impact was partially offset by two favorable impacts. First, a favorable impact of $0.02 per share was recognized related to the recognition of deferred tax assets from the reversal of valuation allowances previously recorded on state net operating loss carryforwards. Second, we recognized a favorable impact of $0.05 per share due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. Basic and diluted earnings per share were favorably impacted by $0.05 per share in the first 39 weeks of fiscal 2010 from the one-time reversal of a previously accrued liability related to the settlement of an outstanding tax matter with the IRS and $0.05 per share due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.
     Basic and diluted earnings per share for the third quarter of fiscal 2011 were negatively impacted by $0.04 per share relating to the charges recorded upon withdrawal from a multi-employer pension plan. This negative impact was partially offset by a favorable impact of $0.02 per share for the third quarter of fiscal 2011 from a tax benefit related to the recognition of deferred tax assets from the reversal of valuation allowances previously recorded on state net operating loss carryforwards.

Segment Results
     We have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise. Beginning in the third quarter of fiscal 2011, the company’s custom-cut meat operations were reorganized to function as part of the United States Broadline segment. As a result, the results of the custom-cut meat operations are included in the Broadline reportable segment in the segment discussion below. Previously, these operations were an independent segment and were presented with the “Other” financial information relating to non-reportable segments. Segment reporting for the comparable prior year periods has been revised to conform to the new classification of the custom-cut meat operations as part of the Broadline reportable segment.
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
     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 11, “Business Segment Information”:

	Operating Income as a		Operating Income as a
	Percentage of Sales		Percentage of Sales
	39-Week Period		13-Week Period
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Broadline	6.4%	6.8%	6.0%	6.4%
SYGMA	1.1	0.9	1.3	1.1
Other	4.1	4.0	4.8	4.3
     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 11, “Business Segment Information”:

	39-Week Period		13-Week Period
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	6.8%	1.1%	8.9%	3.2%
SYGMA	12.6	44.2	9.8	24.8
Other	6.2	7.2	11.7	25.4

     The following tables set forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of these statistical tables, operating income of our segments excludes corporate expenses of $245.7 million and $94.2 million in the first 39 weeks and third quarter of fiscal 2011, as compared to $189.5 million and $65.6 million in the first 39 weeks and third quarter of fiscal 2010, that is not charged to our segments. This information should be read in conjunction with Note 11, “Business Segment Information”:

	39-Week Period Ended
	April 2, 2011		March 27, 2010
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	81.2%	93.2%	81.8%	94.2%
SYGMA	13.7	2.8	13.0	2.0
Other	5.5	4.0	5.6	3.8
Intersegment sales	(0.4)	—	(0.4)	—

Total	100.0%	100.0%	100.0%	100.0%

	13-Week Period Ended
	April 2, 2011		March 27, 2010
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	81.1%	91.5%	81.2%	92.9%
SYGMA	13.5	3.2	13.4	2.7
Other	5.9	5.3	5.8	4.4
Intersegment sales	(0.5)	—	(0.4)	—

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers and also provide custom-cut meat operations. In the first 39 weeks of fiscal 2011, the Broadline operating results represented 81.1% of Sysco’s overall sales and 91.5% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.
Sales
     Sales were 6.8% greater in the first 39 weeks and 8.9% greater in the third quarter of fiscal 2011 than in the comparable periods of the prior year. Product cost inflation and the resulting increase in selling prices, combined with case volume improvement, contributed to the increase in sales in the first 39 weeks and third quarter of fiscal 2011. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 4.6% and 5.4% during the first 39 weeks and third quarter of fiscal 2011, respectively, as compared to deflation of 2.7% during the first 39 weeks and 0.6% during the third quarter of fiscal 2010. Sales from acquisitions within the last 12 months favorably impacted sales by 0.7% for the first 39 weeks and 0.8% in the third quarter of fiscal 2011. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.6% in the first 39 weeks and 0.7% in the third quarter of fiscal 2011 compared to the first 39 weeks and third quarter of fiscal 2010.
Operating Income
     Operating income increased by 1.1% in the first 39 weeks and 3.2% in the third quarter of fiscal 2011. This increase in operating income for both periods was primarily due to gross margin dollars increasing more than operating expenses. Gross margin dollars increased 4.3% while operating expenses increased 5.8% in the first 39 weeks of fiscal 2011 as compared to the first 39 weeks of fiscal 2010. Gross margin dollars increased 7.0% while operating expenses increased 8.7% in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.
     Gross margin dollars increased in the first 39 weeks and third quarter of fiscal 2011 primarily due to increased sales; however, gross margin dollars increased at a lower rate than sales. This slower growth in gross margin dollars was primarily the result of two factors. First, based on our product sales mix for the first 39 weeks of fiscal 2011, we were most impacted by higher levels of inflation in the dairy, meat and seafood product categories in the range of 9% to 11%. For the third quarter of fiscal 2011, we were impacted by higher levels of inflation in the seafood, meat and canned and dry product categories in the range of 5 to 14%. While we are generally able to pass through modest levels of inflation to our customers, we were unable pass through fully these higher levels of product cost inflation with the same gross margin percentage in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact the Broadline segment’s sales, gross margins and earnings. Second, ongoing strategic pricing initiatives largely lowered our prices to our customers in certain product categories in order to increase sales volumes. These initiatives are being phased in over time and resulted in short-term gross margin declines as a percentage of sales, but we believe will result in long-term gross margin dollar growth due to higher sales volumes and increased market share. Strategic pricing initiatives had less of an impact on gross margin for the third quarter of fiscal 2011 than for the first 39 weeks of fiscal 2011. We have experienced meaningful year over year volume growth with those items included in the early phases of these programs in the geographies where this program has been implemented. We believe the long-term benefits of these strategic initiatives will result in profitable market share growth.
     In addition, gross margin dollars for the first 39 weeks and third quarter of fiscal 2011 increased as a result of higher fuel surcharges. Fuel surcharges were approximately $5.2 million and $4.0 million higher in the first 39 weeks and third quarter of fiscal 2011, respectively, than the comparable prior year periods due to the application of fuel surcharges to a broader customer base for a small portion of the third quarter and higher fuel prices incurred during these periods. Assuming that fuel prices do not greatly rise above recent levels during the remaining portion of fiscal 2011, we expect fuel surcharges in the fourth quarter of fiscal 2011 to be $10 million to $15 million higher than the fourth quarter of fiscal 2010.
     The expense increases in fiscal 2011 were driven largely by provisions for withdrawal from a multi-employer pension plan and an increase in pay-related expenses. In the first 39 weeks and third quarter of fiscal 2011, we recorded provisions of $41.5 million and $36.1 million, respectively, for withdrawal liabilities from multi-employer pension plans from which union members elected to withdraw. The increase in pay-related expenses related to the sales and gross margin increase, including both sales compensation and delivery personnel costs. Portions of our pay-related expense are variable in nature and are expected to increase when sales and gross margin increase. Also contributing to the increase in pay-related expenses for the third quarter of fiscal 2011 were higher provisions for management incentive compensation. These provisions are based on management’s current estimates of company performance for the full fiscal year and the resulting accruals needed for management incentive compensation as of the third quarter based on these estimates.
     Fuel costs were $13.0 million higher in the first 39 weeks and $10.4 million higher in the third quarter of fiscal 2011 than in the comparable periods of the prior year. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2011, fuel costs for the last 13 weeks of fiscal 2011, not including any amounts recovered through fuel surcharges, are expected to increase by approximately $10 million to $15 million as compared to the last 14 weeks in fiscal 2010. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2011 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.
SYGMA Segment
     SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.
Sales
     Sales were 12.6% greater in the first 39 weeks and 9.8% greater in the third quarter of fiscal 2011 than in the comparable periods of the prior year primarily due to case volume improvement. The case growth in both periods was largely attributable to new customers. Also contributing to the case growth to a lesser extent was an increase in volume from certain existing customers.

Operating Income
     Operating income increased $13.9 million in the first 39 weeks and $3.3 million in the third quarter of fiscal 2011 over the comparable periods of the prior year due to increased sales and improved productivity. Gross margin dollars increased 13.1% while operating expenses increased 9.5% in the first 39 weeks of fiscal 2011 from the first 39 weeks of fiscal 2010. Gross margin dollars increased 11.7% while operating expenses increased 9.7% in the third quarter of fiscal 2011 from the third quarter of fiscal 2010.
     Contributing to the gross margin increase in the first 39 weeks and third quarter of fiscal 2011 were increased sales and an increase of approximately $3.7 million and $1.6 million in the fuel surcharges charged to customers in the first 39 weeks and third quarter of fiscal 2011 from the comparable period of the prior year due to higher fuel prices in fiscal 2011. The increase in operating expenses for the first 39 weeks of fiscal 2011 was largely driven by increased delivery and warehouse personnel payroll costs resulting from increased sales as well as increased fuel cost. The increase in operating expenses for the third quarter of fiscal 2011 was largely driven by increased delivery personnel payroll costs resulting from increased sales as well as increased fuel cost. Productivity improvements occurred within our warehouse and delivery functions in the first 39 weeks and third quarter of fiscal 2011 and expense reductions occurred within our administrative functions the first 39 weeks and third quarter of fiscal 2011, as compared to the comparable prior year periods. Fuel costs in the first 39 weeks and third quarter of fiscal 2011 were $8.4 million and $4.8 million greater, respectively, than the comparable periods of the prior year.
Other Segment
     “Other” financial information is attributable to our other operating segments, including our specialty produce and lodging industry products segments and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.
     Operating income increased 7.2% for the first 39 weeks and 25.4% for the third quarter of fiscal 2011 from the comparable periods of the prior year. The increase in operating income for the first 39 weeks of fiscal 2011 was caused primarily by increased sales and favorable expense management in the specialty produce segment. The increase in operating income for the third quarter of fiscal 2011 was caused primarily by increased sales and favorable expense management in the specialty produce and lodging industry products segments.
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
     Our liquidity and capital resources can be influenced by economic trends and conditions primarily due to their impact on our cash flows from operations. Weak economic conditions and low levels of consumer confidence and the resulting pressure on consumer disposable income can lower our sales growth and potentially our cash flows from operations. While these factors were present in fiscal 2010 and fiscal 2011 to date, they had only a modest impact on our fiscal 2011 cash flows from operations due in large part to effective working capital management. We do not believe current economic conditions will significantly impact our cash flows from operations in the remainder of fiscal 2011, as we can respond to reduced consumer demand, if it were to occur, by lowering our working capital requirements. Additionally, approximately one-third of our customers are not impacted by general economic conditions to the same extent as restaurants and other food retailers. These customers include hospitals, nursing homes, schools and colleges. In addition, product cost inflation can potentially lower our gross margins and cash flow from operations if we are unable to pass through all of the increased product costs to our customers. This occurred in the first 39 weeks of fiscal 2011, as we were able to pass some, but not all, of our product cost increases on to our customers. However; we believe our mechanisms to manage product cost inflation, some of which are contractual, are sufficient to limit the impact on our cash flows from operations.

     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond, while maintaining sufficient liquidity for normal operating purposes. We believe that we will continue to be able to access the commercial paper market effectively as well as the long-term capital markets, if necessary. To further maintain and enhance our credit ratings on current and future debt, on January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. As of April 2, 2011, Sysco had a total of approximately $2.2 billion in senior notes and debentures outstanding.
Operating Activities
     We generated $665.8 million in cash flow from operations in the first 39 weeks of fiscal 2011, as compared to $476.5 million in the first 39 weeks of fiscal 2010. The increase of $189.2 million between the two periods was driven largely by a reduction in the amount of payments made in relation to the IRS settlement and reduced pension contributions in the first 39 weeks of fiscal 2011 as compared to the first 39 weeks of fiscal 2010, partially offset by changes in working capital discussed in more detail below.
     Cash flow from operations in the first 39 weeks of fiscal 2011 was primarily generated by net income, reduced by increases in receivables and inventory balances and changes in deferred tax assets and liabilities, partially offset by non-cash depreciation and amortization expense and increases in accounts payable and other long-term liabilities. Cash flow from operations in the first 39 weeks of fiscal 2010 was primarily generated by net income, reduced by changes in deferred tax assets and liabilities, increases in receivables and inventory balances, decreases in accrued income taxes and the net balances of other long-term liabilities and prepaid pension cost, partially offset by non-cash depreciation and amortization expense and an increase in accounts payable.
     The increase in accounts receivable balances for the first 39 weeks of fiscal 2011 was primarily due to the increase in sales during this period as well as a seasonal change in customer mix. The increase in accounts receivable balances for the first 39 weeks of fiscal 2010 was primarily due to the increase in sales in the third quarter as well as a seasonal change in customer mix. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first 39 week period as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than average.
     The increase in inventory balances for the first 39 weeks of fiscal 2011 was primarily due to increased sales during this period. The increase in inventory balances for the first 39 weeks of fiscal 2010 was primarily due to the increase in sales in the third quarter.
     The increases in accounts payable balances for the first 39 weeks of fiscal 2011 and fiscal 2010 were primarily due to the growth in inventory discussed above. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.
     Cash flow from operations was negatively impacted by decreases in accrued expenses of $83.8 million for the first 39 weeks of fiscal 2011 and $21.5 million for the first 39 weeks of fiscal 2010. The decrease in the first 39 weeks of fiscal 2011 was primarily due to the payment of the respective prior year annual incentive bonuses, partially offset by accruals for current year compensation incentives and a decrease in accrued interest. The decrease for the first 39 weeks of fiscal 2010 was due to offsetting changes in multiple accruals, of which no item was individually significant.
     Cash flow from operations for the first 39 weeks of fiscal 2011 was negatively impacted by changes in deferred tax assets and liabilities of $244.7 million, partially offset by an increase in accrued income taxes of $83.6 million. Cash flow from operations for the first 39 weeks of fiscal 2010 was negatively impacted by changes in deferred tax assets and liabilities of $152.2 million and a decrease in accrued income taxes of $316.1 million. The main factor affecting both of these items, as well as cash taxes paid, was the IRS settlement, which resulted in the payment of taxes of $159.0 million in the first 39 weeks of fiscal 2011 and $475.0 million in the first 39 weeks of fiscal 2010. Total cash taxes paid were $658.0 million and $973.4 million in the first 39 weeks of fiscal 2011 and 2010, respectively. The changes in both the first 39 weeks of fiscal 2011 and the first 39 weeks of fiscal 2010 were also impacted by the current tax provision and current year estimated tax payments.
     Other long-term liabilities increased $142.3 million during the first 39 weeks of fiscal 2011. The net increase was primarily attributable to three items. First, net company sponsored pension costs exceeded contributions to our company-sponsored pension plans during the period. Second, we recorded withdrawal liabilities from multi-employer pension plans from which union members elected to withdraw during the period. Third, partially offsetting these increases, our liability for uncertain tax positions decreased as a result of settlements with various taxing authorities during the period.
     The net balances of other long-term liabilities and prepaid pension cost decreased $115.2 million during the first 39 weeks of fiscal 2010. The decrease was primarily attributable to three items. First, our liability for uncertain tax positions decreased as a result of the settlement with the IRS. Second, our liability for deferred incentive compensation decreased due to accelerated distributions taken by plan participants during the first 39 weeks of fiscal 2010 of all or a portion of their vested balances pursuant to certain transitional relief under the provisions of Section 409A of the Internal Revenue Code. Third, pension contributions to our company-sponsored plans exceeded net company-sponsored pension costs.
     We recorded net company-sponsored pension costs of $139.8 million and $94.6 million in the first 39 weeks of fiscal 2011 and fiscal 2010, respectively. Our contributions to our company-sponsored defined benefit plans were $16.0 million and $118.3 million in the first 39 weeks of fiscal 2011 and fiscal 2010, respectively. The difference in the level of contributions in the first 39 weeks of fiscal 2011 and fiscal 2010 is due to the timing and amount of our contributions to the Retirement Plan. In fiscal 2010, we contributed $35.0 million per quarter to the Retirement Plan and made an additional contribution of $140.0 million in the fourth quarter that would normally have been made in fiscal 2011. Additional contributions to the Retirement Plan are not currently anticipated in fiscal 2011.
Investing Activities
     We expect total capital expenditures in fiscal 2011 to be in the range of $625 million to $650 million. Capital expenditures in the first 39 weeks of fiscal 2011 primarily included facility replacements and expansions, investments in technology including our Business Transformation Project and fleet replacements. Capital expenditures in the first 39 weeks of fiscal 2010 primarily included facility replacements and expansions, investments in technology including our Business Transformation Project, fleet replacements and the purchase of a facility for our future shared services operations in connection with our Business Transformation Project.
     During the first 39 weeks of fiscal 2011, we paid cash of $35.5 million for operations acquired during fiscal 2011 and for contingent consideration related to operations acquired in previous years.
Financing Activities
     During the first 39 weeks of fiscal 2011, a total of 10,000,000 shares of Sysco common stock were repurchased at a cost of $291.6 million. During the first 39 weeks of fiscal 2010, a total of 1,430,000 shares were repurchased at a cost of $41.0 million. On August 27, 2010, the Board of Directors approved a new share repurchase program covering an additional 20,000,000 shares. As of April 30, 2011, there was a remaining authorization by our Board of Directors to repurchase up to 13,386,600 shares, based on the trades made through that date. We do not anticipate having any share repurchase activity in the fourth quarter of fiscal 2011.
     Dividends paid in the first 39 weeks of fiscal 2011 were $445.4 million, or $0.76 per share, as compared to $431.9 million, or $0.73 per share, in the first 39 weeks of fiscal 2010. In February 2011, we declared our regular quarterly dividend for the fourth quarter of fiscal 2011 of $0.26 per share, which was paid in April 2011.
     We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which $2.3 million was outstanding as of April 2, 2011. Such borrowings were $0.7 million as of April 30, 2011.
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
     As of April 2, 2011, commercial paper issuances outstanding were $186.0 million. As of April 30, 2011, commercial paper issuances outstanding were $197.0 million. During the 39-week period ended April 2, 2011, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $330.3 million.

Other Considerations
Multi-Employer Pension Plans
     As discussed in Note 10, “Commitments and Contingencies,” we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
     Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which we participate. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2009 to December 31, 2009, we estimate our share of withdrawal liability on most of the multi-employer plans in which we participate could have been as much as $200.0 million as of April 2, 2011 based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2009; therefore, our estimated liability reflects the effects of the fair value of the plans’ assets and projected benefit obligations as of that date. Due to the lack of current information, we believe our current share of the withdrawal liability could differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.
     In the third quarter of fiscal 2011, the union members of one of our subsidiaries voted to withdraw from the union’s multi-employer pension plan and join Sysco’s company-sponsored Retirement Plan. This action triggered a partial withdrawal from the multi-employer pension plan. As a result, during the third quarter of fiscal 2011, we recorded a withdrawal liability provision of approximately $36.1 million related to this plan. As of April 2, 2011, we had approximately $42.4 million in liabilities recorded related to certain multi-employer defined benefit plans for which our voluntary withdrawal had already occurred, which includes the liability recorded in the third quarter of fiscal 2011. Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are adjusted up to the period of payment to reflect any changes to these estimates.
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
BSCC Cooperative Structure
     In the first quarter of fiscal 2010, Sysco reached a settlement with the IRS in connection with its audits of our 2003 through 2006 federal income tax returns. As a result of the settlement, we agreed to cease paying U.S. federal taxes related to our affiliate Baugh Supply Chain Cooperative (BSCC) on a deferred basis and pay the amounts that were recorded within deferred taxes related to BSCC over a three-year period as follows:

(In thousands)
Fiscal 2010	$528,000
Fiscal 2011	212,000
Fiscal 2012	212,000
     In the first 39 weeks of fiscal 2011, $159.0 million of payments were made related to the settlement. As noted in the table above, $528.0 million was paid related to the settlement in fiscal 2010, of which $475.0 million was paid in the first 39 weeks of fiscal 2010. The remaining amount to be paid in fiscal 2011 will be paid in connection with Sysco’s quarterly tax payment in the fourth quarter. Remaining amounts to be paid in fiscal 2012 will be paid in connection with our quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. We believe we have access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above.

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
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business;

•	the expected implementation, benefits and costs of our business transformation project and the expected timing of incurring such costs;

•	sales and operating income trends;

•	expectations regarding the impact of increased growth in Broadline and SYGMA segments;

•	anticipated multi-employer pension-related liabilities and contributions to various multi-employer pension plans, and the source of funds for any such contributions;

•	source and adequacy of funds for required payments under the IRS settlement;

•	the impact of ongoing legal proceedings;

•	anticipated company-sponsored pension plan contributions;

•	expectations regarding uncertain tax positions;

•	our plan to continue to explore and identify opportunities to grow in international markets and complimentary lines of business;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the impact of the financial markets on the cash surrender values of our COLI policies;

•	our expectations regarding trends in pay-related expense and pension and fuel costs;

•	expected results of ongoing strategic pricing initiatives;

•	expectations regarding cash flows from operations and our ability to manage working capital and product cost inflation;

•	expectations regarding our share repurchase activity;

•	fuel costs and expectations regarding the use and amount of fuel surcharges and plans to mitigate fuel costs;

•	expectations regarding operating income and sales for our business segments; and

•	expectations regarding capital expenditures.
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
Interest Rate Risk
     At April 2, 2011, we had $186.0 million of commercial paper issuances outstanding at variable rates of interest with maturities through April 4, 2011. Excluding commercial paper issuances, our long-term debt obligations at April 2, 2011 were $2.5 billion, of which approximately 81% were at fixed rates of interest, including the impact of our interest rate swap agreements.
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
     As of April 2, 2011, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $5.3 million. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of April 2, 2011, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $5.6 million. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.
Fuel Price Risk
     Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. During the first 39 weeks of both fiscal 2011 and fiscal 2010, fuel costs related to outbound deliveries represented approximately 0.6% of sales. From time to time, we will enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices. As of April 2, 2011, we had forward diesel fuel commitments totaling approximately $71.0 million through February 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel. Subsequent to April 2, 2011, we entered into forward diesel fuel commitments totaling approximately $10 million for the month of March 2012.

Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of April 2, 2011, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the third quarter of fiscal 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased(1)	Paid per Share	Plans or Programs	Programs
Month #1 January 2 –January 29	245,259	$29.46	210,000	13,386,600

Month #2 January 30 –February 26	4,653	29.85	—	13,386,600

Month #3 February 27 –April 2	—	—	—	13,386,600

Total	249,912	$29.47	210,000	13,386,600

(1)	The total number of shares purchased includes 35,259 and 4,653 shares tendered by individuals in connection with stock option exercises in Month #1 and Month #2, respectively. There were no shares tendered by individuals in connection with stock option exercises in Month #3. All other shares were purchased pursuant to the publicly announced program described below.
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
Item 3. Defaults Upon Senior Securities
     None
Item 5. Other Information
     None

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Third Supplemental Indenture, dated as of April 25, 1997 between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.3	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.4	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.5	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.6	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.8	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.10	—	Form of Guarantee of Indebtedness of Sysco Corporation under Exhibits 4.1 through 4.9 as executed by Sysco’s U.S. Broadline subsidiaries, incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 20, 2011 (File No. 1-6544).

4.11	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.12	—	Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

4.13	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

10.1#	—	Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan.

10.2#	—	Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan.

15.1#	—	Report from Ernst & Young LLP dated May 10, 2011, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 filed with the SEC on May 10, 2011, formatted in XBRL includes: (i) Consolidated Balance Sheets as of April 2, 2011, July 3, 2010 and March 27, 2010, (ii) Consolidated Results of Operations for the thirty-nine and thirteen week periods ended April 2, 2011 and March 27, 2010, (iii) Consolidated Statements of Comprehensive Income for the thirty-nine and thirteen week periods ended April 2, 2011 and March 27, 2010, (iv) Consolidated Cash Flows for the thirty-nine and thirteen week periods ended April 2, 2011 and March 27, 2010, and (v) the Notes to Consolidated Financial Statements.

#	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

      Date: May 10, 2011

By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and Chief Financial Officer

     Date: May 10, 2011

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

     Date: May 10, 2011

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Third Supplemental Indenture, dated as of April 25, 1997 between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.3	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.4	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.5	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.6	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.8	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.10	—	Form of Guarantee of Indebtedness of Sysco Corporation under Exhibits 4.1 through 4.9 as executed by Sysco’s U.S. Broadline subsidiaries, incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 20, 2011 (File No. 1-6544).

4.11	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.12	—	Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

4.13	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

10.1#	—	Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan.

10.2#	—	Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan.

15.1#	—	Report from Ernst & Young LLP dated May 10, 2011, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 filed with the SEC on May 10, 2011, formatted in XBRL includes: (i) Consolidated Balance Sheets as of April 2, 2011, July 3, 2010 and March 27, 2010, (ii) Consolidated Results of Operations for the thirty-nine and thirteen week periods ended April 2, 2011 and March 27, 2010, (iii) Consolidated Statements of Comprehensive Income for the thirty-nine and thirteen week periods ended April 2, 2011 and March 27, 2010, (iv) Consolidated Cash Flows for the thirty-nine and thirteen week periods ended April 2, 2011 and March 27, 2010, and (v) the Notes to Consolidated Financial Statements.

#	Filed herewith