Form 10-K
period 2011-07-02
SYSCO CORP
filed 2011-08-30
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $16,371,221,000 as of January 1, 2011 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 31, 2010, as reported by The Wall Street Journal (Southwest Edition)). As of August 17, 2011, the registrant had issued and outstanding an aggregate of 592,697,484 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2011 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

		Page No.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	10
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9B.	Other Information	77

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	77
Item 11.	Executive Compensation	77
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
Item 13.	Certain Relationships and Related Transactions, and Director Independence	77
Item 14.	Principal Accounting Fees and Services	77

PART IV
Item 15.	Exhibits	78
	Signatures	79
EX-10.7
EX-10.8
EX-10.15
EX-10.46
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

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115.0 million to $39.3 billion in annual sales, both through internal expansion of existing operations and through acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending July 2, 2011 for fiscal 2011, a 53-week year ending July 3, 2010 for fiscal 2010 and a 52-week year ending June 27, 2009 for 2009.

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

Operating Segments

Sysco provides food and related products to the foodservice or food-away-from-home industry. Under the accounting provisions related to disclosures about segments of an enterprise, we have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined by accounting standards. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to their customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to chain restaurant customer locations. Our other segments include our specialty produce and lodging industry products segments and a company that distributes to international customers. Specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Our lodging industry products company distributes personal care guest amenities, equipment, housekeeping supplies, room accessories and textiles to the lodging industry. Selected financial data for each of our reportable segments as well as financial information concerning geographic areas can be found in Note 19, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8.

Customers and Products

Sysco’s customers in the foodservice industry include restaurants, hospitals, schools, hotels, industrial caterers and other similar venues where foodservice products are served. Services to our customers are supported by similar physical facilities, vehicles, material handling equipment and techniques, and administrative and operating staffs.

The products we distribute include:

•	a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts;
•	a full line of canned and dry foods;
•	fresh meats;
•	dairy products;
•	beverage products;
•	imported specialties; and
•	fresh produce.

We also supply a wide variety of non-food items, including:

•	paper products such as disposable napkins, plates and cups;
•	tableware such as china and silverware;
•	cookware such as pots, pans and utensils;
•	restaurant and kitchen equipment and supplies; and
•	cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

	2011	2010	2009

Canned and dry products	19%	19%	19%
Fresh and frozen meats	18	17	17
Frozen fruits, vegetables, bakery and other	14	14	14
Dairy products	11	10	10
Poultry	10	10	10
Fresh produce	8	9	8
Paper and disposables	8	8	8
Seafood	5	5	5
Beverage products	4	4	4
Janitorial products	2	2	3
Equipment and smallwares	1	2	2
Medical supplies(1)	—	—	—

	100%	100%	100%

(1)	Sales are less than 1% of total

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

We believe that prompt and accurate delivery of orders, competitive pricing, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of foodservice products to our customers. Our operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through our approximately 13,500 sales and marketing representatives and support staff of Sysco and our operating companies, we stay informed of the needs of our customers and acquaint them with new products and services. Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers’ businesses.

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended July 2, 2011.

Based upon available information, we estimate that sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2011	2010	2009

Restaurants	62%	62%	62%
Hospitals and nursing homes	11	11	11
Hotels and motels	6	6	6
Schools and colleges	5	5	5
Other	16	16	16

Totals	100%	100%	100%

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

We administer a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of Sysco Brand merchandise as well as products from a number of national brand suppliers, encompassing substantially all product lines. Sysco’s operating companies purchase product from the suppliers participating in these consolidated programs and from other suppliers, although Sysco Brand products are only available to the operating companies through these consolidated programs. We also focus on increasing profitability by lowering operating costs and by lowering aggregate inventory levels, which reduces future facility expansion needs at our broadline operating companies, while providing greater value to our suppliers and customers. This includes the construction and operation of regional distribution centers (RDCs), which aggregate inventory demand to optimize the supply chain activities for certain products for all Sysco broadline operating companies in the region. Currently, we have two RDCs in operation in Virginia and Florida and will begin construction on a third RDC in fiscal 2012 in Indiana.

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

Corporate Headquarters And Shared Services Center

Our corporate staff makes available a number of services to our operating companies. Members of the corporate staff possess experience and expertise in, among other areas, accounting and finance, treasury, legal, cash management, information technology, employee benefits, engineering, real estate and construction, risk management and insurance, sales and marketing, payroll, human resources, training and development, strategy, and tax compliance services. The corporate office also makes available warehousing and distribution services, which provide assistance in operational best practices including space utilization, energy conservation, fleet management and work flow.

We are in the early stages of implementing a shared services center that will perform support services for employees, suppliers and customers, payroll administration, human resources, customer and vendor contract administration, financial services such as vendor payments, invoicing, cash application, certain credit services, accounting and sales and use tax administration, procurement and maintenance support and sales support for our operating companies.

Capital Improvements

To maximize productivity and customer service, we continue to modernize, expand and construct new distribution facilities. During fiscal 2011, 2010 and 2009, approximately $636.4 million, $594.6 million and $464.6 million respectively, were invested in technology, facilities, delivery fleet and other capital asset enhancements. We estimate our capital expenditures in fiscal 2012 should be in the range of $750 million to $800 million. During the three years ended July 2, 2011, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings. We expect to finance our fiscal 2012 capital expenditures from the same sources.

We are undertaking a multi-year Business Transformation Project, pursuant to which we are developing and implementing an integrated software system to support a majority of our businesses and further streamline our operations. These systems are commonly referred to as Enterprise Resource Planning (ERP) systems. Approximately $100 million to $120 million of the fiscal 2012 estimated capital expenditures are related to the Business Transformation Project.

Employees

As of July 2, 2011, we had approximately 46,000 full-time employees, approximately 17% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled by each individual operating company. Approximately 25% of our union employees are covered by collective bargaining agreements which have expired or will expire during fiscal 2012 and are subject to renegotiation. Since July 2, 2011, two contracts covering 85 of such employees have been renegotiated. We consider our labor relations to be satisfactory.

Competition

Industry sources estimate that there are more than 15,000 companies engaged in foodservice distribution in the United States. Our customers may also choose to purchase products directly from retail outlets or negotiate prices directly with our suppliers. While we compete primarily with local and regional distributors, a few organizations compete with us on a national basis. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices. An additional competitive factor for our larger chain restaurant customers is the ability to provide a national distribution network. We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17% of this approximately $220 billion annual market. We believe, based upon industry trade data, that our sales to the United States and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2011. While adequate industry statistics are not available, we believe that in most instances our local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas. We believe our competitive advantages include our more than 8,000 marketing associates, our diversified product base, which includes a differentiated group of high quality Sysco brand products, the diversity in the types of customers we serve, our economies of scale and our wide geographic presence in the United States and Canada, which mitigates some of the impact of regional economic declines that may occur over time and provides a national distribution network for larger chain restaurant customers. We believe our liquidity and access to capital provides us the ability to continuously invest in business improvements. We are the only publicly-traded distributor in the food-away-from-home industry in the United States. While our public company status provides us with some advantages, including access to capital, we believe it also provides us with some disadvantages that our competitors do not have in terms of additional costs related to complying with regulatory requirements.

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

Most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks. Although we are subject to other U.S. and Canadian federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials, these provisions do not materially impact the use or operation of our facilities.

Compliance with these laws has not had, and is not anticipated to have, a material effect on our capital expenditures, earnings or competitive position.

General

We have numerous trademarks that are of significant importance, including the SYSCO® trademark and our privately-branded product trademarks that include the SYSCO® trademark. These trademarks and the private brands on which they are used are widely recognized within the foodservice industry. Approximately half of our privately-branded sales are from products labeled with our SYSCO® trademark without any other trademark. We believe the loss of the SYSCO® trademark would have a material adverse effect on our results of operations. Our U.S. trademarks are effective for a ten year period and the company generally renews its trademarks before their expiration dates unless a particular trademark is no longer in use. The company does not have any material patents or licenses.

We are not engaged in material research and development activities relating to the development of new products or the improvement of existing products.

Our sales do not generally fluctuate significantly on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.

As of July 2, 2011, we operated 177 distribution facilities throughout the United States, Canada and Ireland.

Item 1A.	Risk Factors

Periods of Difficult Economic Conditions and Heightened Uncertainty in the Financial Markets Affect Consumer Confidence, which Can Adversely Impact our Business

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins and the foodservice industry is sensitive to national and regional economic conditions. Difficult economic conditions, such as the slow economic recovery experienced in fiscal 2011 which included food and fuel cost inflation experienced by the consumer, and heightened uncertainty in the financial markets negatively affect consumer confidence and discretionary spending. This can lead to reductions in the frequency of dining out and the amount spent by consumers for food-away-from-home purchases. These conditions, in turn, can negatively impacted our sales. The development of worsening economic conditions in the future or permanent changes in consumer dining habits as a result of such conditions would likely negatively impact our operating results.

Periods of Significant or Prolonged Inflation or Deflation Affect our Product Costs and Profitability

Volatile food costs have a direct impact on our industry. Periods of product cost inflation may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, which may have a negative impact on our business and our profitability. In addition, product cost inflation may negatively impact consumer spending decisions, which could adversely impact our sales. Conversely, our business may be adversely impacted by periods of product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Our estimate for the inflation in Sysco’s cost of goods was 4.6% in fiscal 2011, compared to deflation of 1.5% in fiscal 2010 and inflation of 4.7% in fiscal 2009.

Our Business Transformation Project Could Experience Implementation Problems, Scheduling Delays or Cost Overages and May Not Prove to Be Cost Effective or Result in the Benefits We Anticipate, Negatively Impacting our Business, Results of Operations and Liquidity

In fiscal 2009, we commenced the design of an enterprise-wide project to implement an integrated software system, commonly referred to as an Enterprise Resource Planning (ERP) system, to support a majority of our business processes and further streamline our operations. We have substantially completed the design and build phases of our Business Transformation Project and we are testing the underlying ERP system and processes through a pilot implementation. During the fourth quarter of fiscal 2011, our pilot operating company implemented the project and our shared services center became active in its support role. ERP implementations are complex and time-consuming projects that involve substantial investments in system software and implementation activities over a multi-year timeframe. As is the case in most ERP implementations, we expect that the implementation of our ERP system will require transformation of business and financial processes in order to realize the full benefits of the project. Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the testing and deployment stages of implementation, including fiscal 2012. The expected costs of the project in fiscal 2012 may be greater or less than currently expected because as we continue implementation of the project, we may encounter the need for changes in design or revisions of the project calendar and budget, including incurring expenses at an earlier or later time than currently anticipated. In fiscal 2011, we took more time to test the underlying ERP system and processes. We are also taking additional time in fiscal 2012 to improve the underlying systems prior to larger scale deployment. These actions have caused a delay in the project of approximately six to twelve months and until we reach the point where the underlying system functions as intended, our deployment timeline is still being determined. Our business and results of operations may be adversely affected if we experience operating problems, scheduling delays, cost overages or limitations on the extent of the business transformation during the ERP implementation process. In addition, because the implementation is expected to involve a significant capital commitment, our business, results of operations and liquidity may also be adversely affected if the ERP system, and the associated process changes, do not prove to be cost effective or do not result in the cost savings and other benefits that we anticipate.

We May Not Be Able to Fully Compensate for Increases in Fuel Costs

Volatile fuel prices have a direct impact on our industry. The cost of fuel affects the price paid by us for products as well as the costs incurred by us to deliver products to our customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee that we can do so again if another period of high fuel costs occurs. If fuel costs increase again in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our business and our profitability. We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at prices equal to the then-current market price for diesel. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than market costs for a portion of our diesel fuel.

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

If we Fail to Comply with Requirements Imposed by Applicable Law or Other Governmental Regulations, we Could Become Subject to Lawsuits, Investigations and Other Liabilities and Restrictions on our Operations that Could Significantly and Adversely Affect our Business

We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as food safety and sanitation, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety, including regulations of the FDA, USDA, U.S. Occupational Safety and Health Administration, federal motor carrier safety, data privacy, environmental protection, the import and export of goods and customs regulations, the False Claims Act, the Foreign Corrupt Practices Act and the services we provide in connection with governmentally funded entitlement programs. From time to time, both federal and state governmental agencies have conducted audits of our billing practices as part of investigations of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these audits. While we attempt to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, seizures or debarments from contracting with the government. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

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

Competition in our Industry may Adversely Impact our Margins and our Ability to Retain Customers

The foodservice industry is highly competitive and numerous regional and local competitors exist. Additionally, new competition could arise from non-traditional sources or consolidation among competitors. New competitive sources may result in increased focus on pricing and on limiting price increases, or may require increased discounting. Such competition may result in margin erosion and/or make it difficult for us to attract and retain customers.

Increased competition within the industry and general economic conditions have served to further increase pressure on the industry’s profit margins, and continued margin pressure within the industry may have a material adverse impact on our operating results and profitability. If we are unable to effectively differentiate ourselves from our competitors, our market share, sales and profitability, through increased expenditures or decreased prices, could be adversely impacted.

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

Our Level of Indebtedness and the Terms of our Indebtedness Could Adversely Affect our Business and Liquidity Position

As of July 2, 2011, we had approximately $2.7 billion of total indebtedness. We have a Board-approved commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1.3 billion; a revolving credit facility supporting our U.S. and Canadian commercial paper programs in the amount of $1.0 billion set to expire on November 4, 2012; and certain uncommitted bank lines of credit providing for unsecured borrowings for working capital of up to $95.0 million. Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. Prior to maturity of our revolving credit facility, we plan to renew or extend this credit facility. The amount of credit capacity we are able to obtain, if not sufficient for our needs, and the ultimate cost of such credit could have a negative impact on our liquidity, cost of capital and financial results. In addition, to the extent that we decrease the amount of capacity under our revolver when it is renewed, there is a risk that such liquidity levels may not be adequate in the future to the extent that our access to capital markets is restricted.

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

We may be Required to Pay Material Amounts Under Multi-Employer Defined Benefit Pension Plans

We contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 10% of our current employees are participants in such multi-employer plans. In fiscal 2011, our total contributions to these plans were approximately $32.8 million.

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

Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Based on the information currently available from plan administrators, which has valuation dates ranging from January 31, 2009 to December 31, 2009, Sysco estimates its share of the aggregate withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $200.0 million as of July 2, 2011 based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2009; therefore, our estimated liability reflects the effects of the fair value of the plans’ assets and projected benefit obligations as of that date. Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (IRS) may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. As of July 2, 2011, Sysco had approximately $42.4 million in liabilities recorded in total related to certain multi-employer defined benefit plans for which our voluntary withdrawal has already occurred. If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, we could have additional liability. Requirements to pay such increased contributions, withdrawal liability, and excise taxes could negatively impact our liquidity and results of operations.

Our Funding of our Company-Sponsored Qualified Pension Plan may Increase and our Earnings May Decrease Should Financial Markets Experience Future Declines

Our company-sponsored qualified pension plan (Retirement Plan) holds investments in both equity and fixed income securities. The amount of our annual contribution to the plan is dependent upon, among other things, the returns on the plan’s assets and discount rates used to calculate the plan’s liability. Our expense is also impacted by these items. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and pension expense to increase and can result in a reduction to shareholders’ equity on our balance sheet at fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our discount rate at fiscal year-end. Specifically, decreases in these interest rates may have an adverse impact on our results of operations. To the extent financial markets experience future declines similar to those experienced in fiscal 2008 through the beginning of fiscal 2010, and/or interest rates on high quality bonds in the public markets decline, our contributions and pension expense may increase for future years as our funded status decreases, which could have an adverse impact on our liquidity and results of operations.

Failure to Successfully Renegotiate Union Contracts Could Result in Work Stoppages

As of July 2, 2011, approximately 7,800 employees at 52 operating companies were members of 55 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2012, 21 agreements covering approximately 2,000 employees have expired or will expire. Since July 2, 2011, two contracts covering 85 of the approximately 2,000 employees have been renegotiated. Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

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

Our Authorized Preferred Stock Provides Anti-Takeover Benefits that may not be Viewed as Beneficial to Stockholders

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

The table below shows the number of distribution facilities occupied by Sysco in each state, province or country and the aggregate square footage devoted to cold and dry storage as of July 2, 2011.

		Cold Storage	Dry Storage
Location	Number of Facilities	(Square Feet in thousands)	(Square Feet in thousands)	Segment Served*

Alabama	2	184	228	BL
Alaska	1	43	26	BL
Arizona	2	130	104	BL, O
Arkansas	2	130	88	BL, O
California	18	1,009	1,074	BL, S, O
Colorado	4	283	208	BL, S, O
Connecticut	3	165	109	BL, O
District of Columbia	1	22	3	BL
Florida	15	1,253	926	BL, S, O
Georgia	6	314	420	BL, S, O
Idaho	2	84	88	BL
Illinois	5	371	387	BL, S, O
Indiana	1	100	109	BL
Iowa	1	93	95	BL
Kansas	1	177	171	BL
Kentucky	1	92	106	BL
Louisiana	1	134	113	BL
Maine	1	59	50	BL
Maryland	3	291	316	BL, O
Massachusetts	2	166	207	BL, S
Michigan	4	320	363	BL, S
Minnesota	2	150	135	BL
Mississippi	1	95	69	BL
Missouri	2	107	95	BL, S
Montana	1	120	121	BL
Nebraska	2	217	231	BL
Nevada	3	194	107	BL, O
New Jersey	4	140	453	BL, O
New Mexico	1	120	108	BL
New York	2	224	199	BL
North Carolina	6	330	421	BL, S, O
North Dakota	1	46	59	BL
Ohio	6	414	417	BL, S, O
Oklahoma	4	132	119	BL, S, O
Oregon	3	177	160	BL, S
Pennsylvania	4	460	356	BL, S
South Carolina	1	151	98	BL
Tennessee	5	411	427	BL, O
Texas	17	1,057	1,055	BL, S, O
Utah	1	161	107	BL
Virginia	3	564	410	BL
Washington	1	134	92	BL
Wisconsin	2	287	242	BL
Alberta, Canada	3	221	223	BL
British Columbia, Canada	8	296	275	BL, O
Manitoba, Canada	1	78	74	BL
New Brunswick, Canada	2	48	45	BL
Newfoundland, Canada	1	40	25	BL
Nova Scotia, Canada	1	31	42	BL
Ontario, Canada	10	452	393	BL, O
Quebec, Canada	1	33	58	BL
Saskatchewan, Canada	1	46	63	BL
Ireland	1	44	40	BL

Total	177	12,400	11,910

*	Segments served include Broadline (BL), SYGMA (S) and Other (O).

We own approximately 20,132,000 square feet of our distribution facilities (or 83.0% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2012 to fiscal 2032, exclusive of renewal options. Certain of the facilities owned by the company are subject to industrial revenue bond financing arrangements totaling $13.6 million as of July 2, 2011. Such industrial revenue bond financing arrangements mature at various dates through fiscal 2026.

We own our approximately 625,000 square foot headquarters office complex in Houston, Texas. In addition, we own our approximately 669,000 square foot shared services complex in Cypress, Texas, which became operational in fiscal 2011.

We are currently constructing expansions, replacement or fold-out facilities for our distribution facilities in Toronto, Ontario, Canada; Hartford, Connecticut; Boston, Massachusetts; Lincoln, Nebraska; Jersey City, New Jersey; Syracuse, New York; Philadelphia, Pennsylvania; Austin, Texas; and San Antonio, Texas. These operating companies, in the aggregate, accounted for approximately 9.3% of fiscal 2011 sales.

As of July 2, 2011, our fleet of approximately 8,700 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 90% of these vehicles and lease the remainder.

Item 3.	Legal Proceedings

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The principal market for Sysco’s common stock (SYY) is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the periods indicated.

			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

Fiscal 2010:
First Quarter	$26.10	$21.38	$0.24
Second Quarter	29.48	24.24	0.25
Third Quarter	29.58	26.99	0.25
Fourth Quarter	31.99	28.13	0.25
Fiscal 2011:
First Quarter	$31.55	$27.13	$0.25
Second Quarter	30.18	28.22	0.26
Third Quarter	30.54	27.31	0.26
Fourth Quarter	32.76	27.81	0.26

The number of record owners of Sysco’s common stock as of August 17, 2011 was 14,210.

In May 2011, 52,070 shares were issued to the former shareholders of HRI Supply Ltd. (HRI) upon the conversion of dividend access shares issued in connection with Sysco’s acquisition of HRI in May 2001.

In May 2011, 370,062 shares were issued to the former shareholders of North Douglas Distributors Ltd. (North Douglas) upon the conversion of dividend access shares issued in connection with Sysco’s acquisition of North Douglas in December 2000.

The foregoing shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

We made the following share repurchases during the fourth quarter of fiscal 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number
			of Shares
			Purchased	(d) Maximum Number
			as Part of	of Shares that May
	(a) Total Number	(b) Average Price	Publicly Announced	Yet Be Purchased Under
Period	of Shares Purchased(1)	Paid per Share	Plans or Programs	the Plans or Programs

Month #1 April 3 — April 30	—	$—	—	13,386,600
Month #2 May 1 — May 28	313,772	31.99	—	13,386,600
Month #3 May 29 — July 02	46,820	31.20	—	13,386,600

Total	360,592	$31.88	—	13,386,600

(1)	The total number of shares purchased includes zero, 313,772 and 46,820 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. During the period, no other shares were purchased pursuant to the publicly announced program described below.

On August 27, 2010, the Board of Directors approved the repurchase of 20,000,000 shares. Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.

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

The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Index was $100 on the last trading day of fiscal 2006, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

	7/1/06	6/30/07	6/28/08	6/27/09	7/3/10	7/2/11
Sysco Corporation	$100	$110	$97	$82	$105	$120
S&P 500	100	120	105	77	88	117
S&P 500 Food/Staple Retail Index	100	107	111	92	93	120

Item 6.	Selected Financial Data

	Fiscal Year
		2010
	2011	(53 Weeks)	2009	2008	2007
	(In thousands except for per share data)

Sales	$39,323,489	$37,243,495	$36,853,330	$37,522,111	$35,042,075

Operating income	1,931,502	1,975,868	1,872,211	1,879,949	1,708,482

Earnings before income taxes	1,827,454	1,849,589	1,770,834	1,791,338	1,621,215
Income taxes	675,424	669,606	714,886	685,187	620,139

Net earnings	$1,152,030	$1,179,983	$1,055,948	$1,106,151	$1,001,076

Net earnings:
Basic earnings per share	$1.96	$1.99	$1.77	$1.83	$1.62
Diluted earnings per share	1.96	1.99	1.77	1.81	1.60

Dividends declared per share	$1.03	$0.99	$0.94	$0.85	$0.74

Total assets	$11,385,555	$10,313,701	$10,148,186	$10,010,615	$9,475,365
Capital expenditures	636,442	594,604	464,561	515,963	603,242

Current maturities of long-term debt	$207,031	$7,970	$9,163	$4,896	$3,568
Long-term debt	2,279,517	2,472,662	2,467,486	1,975,435	1,758,227

Total long-term debt	2,486,548	2,480,632	2,476,649	1,980,331	1,761,795
Shareholders’ equity	4,705,242	3,827,526	3,449,702	3,408,986	3,278,400

Total capitalization	$7,191,790	$6,308,158	$5,926,351	$5,389,317	$5,040,195

Ratio of long-term debt to capitalization	34.6%	39.3%	41.8%	36.8%	35.0%

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

We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17% of this approximately $220 billion annual market. According to industry sources, the foodservice, or food-away-from-home, market represents approximately 47% of the total dollars spent on food purchases made at the consumer level in the United States. This share grew from about 37% in 1972 to nearly 50% in 1998 and did not change materially until 2009 when it declined to the current level of 47%.

Industry sources estimate the total foodservice market in the United States experienced a real sales decline of approximately 0.8% in calendar year 2010 and 6.9% in calendar year 2009. Real sales declines do not include the impact of inflation or deflation.

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

Highlights

A slow economic recovery in the United States, combined with rising product cost inflation and continued low levels of consumer confidence, contributed to a challenging business environment in fiscal 2011. Sales increased during fiscal 2011 as compared to fiscal 2010; however, gross profit dollars grew at a slower rate than sales and operating expenses increased faster than gross profit partially due to a significant charge of $36.1 million from a withdrawal from a multi-employer pension plan. This resulted in a decline in operating income for fiscal 2011 as compared to fiscal 2010. Comparisons between fiscal 2011 and fiscal 2010 are impacted by the presence of a 53rd week in fiscal 2010. Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending July 2, 2011, a 53-week year ending July 3, 2010 for fiscal 2010 and a 52-week year ending June 27, 2009. Our Results of Operations discussion includes reconciliations of the actual results for fiscal 2010 to the adjusted results for fiscal 2010 based on a 52-week fiscal year due to the impact of the 53-week year in fiscal 2010.

The following table sets forth the change in certain components of our consolidated results of operations expressed as a percentage increase or decrease over Fiscal 2010 on both a 53-week basis, or GAAP basis, and an adjusted 52-week basis:

	Increase /	Increase /
	(Decrease)	(Decrease) on an
	on a GAAP Basis	Adjusted Basis

Sales	5.6%	7.7%
Operating income	(2.2)	(0.1)
Net earnings	(2.4)	(0.3)
Basic earnings per share	(1.5)	0.5
Diluted earnings per share	(1.5)	0.5

•	Sales were $39.3 billion in fiscal 2011, an increase of 5.6% from the comparable prior year period. After adjusting for the estimated impact of the 53rd week, the increase would have been 7.7%. This adjusted increase was primarily due to increased prices from inflation and improving case volumes. Inflation, as measured by changes in our product costs, was an estimated 4.6% during fiscal 2011. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5% and sales from acquisitions within the last 12 months favorably impacted sales by 0.7%.

•	Operating income was $1.9 billion, a 2.2% decrease from the prior year. After adjusting for the estimated impact of the 53rd week in fiscal 2010, this decrease would have been 0.1%. This adjusted decrease was primarily driven by gross profit dollars growing at a slower rate than sales and operating expenses increasing faster than gross profit partially due to a significant charge of $36.1 million from a withdrawal from a multi-employer pension plan. Gross profit dollars increased 3.0% in fiscal 2011 from the comparable prior year period but declined as a percentage of sales. This result was primarily due to the impact of significant inflation in certain product categories and strategic pricing initiatives. Operating expenses increased 5.0% primarily due to higher pay-related expense, an increase in net company-sponsored pension costs, provisions for withdrawal from multi-employer pension plans and higher fuel costs as compared to the prior year period. The impact of these factors on operating expenses was partially offset by a decrease in operating expenses resulting from the absence of the 53rd week in fiscal 2011.

•	Net earnings were $1.2 billion, an 2.4% decrease from the prior year. After adjusting for the estimated impact of the 53rd week in fiscal 2010, the decrease would have been 0.3%. This adjusted decrease was primarily due to the factors discussed above and an increase in the effective tax rate. The effective tax rate for fiscal 2011 was 36.96%, compared to an effective tax rate of 36.20% for fiscal 2010. The difference between the tax rates for the two periods resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the Internal Revenue Service (IRS) in the first quarter of fiscal 2010.

•	Basic and diluted earnings per share in fiscal 2011 were $1.96, a decrease of 1.5% from the comparable prior year period. After adjusting for the estimated impact of the 53rd week in fiscal 2010, this would have been an increase of 0.5%. This adjusted increase is primarily a result of the factors discussed above. Basic and diluted earnings per share for fiscal 2011 were favorably impacted by two items. First, we recognized a favorable impact of $0.05 per share due to the gains recorded on the adjustment of the carrying value of corporate-owned life insurance (COLI) policies to their cash surrender values. Second, a favorable impact of $0.02 per share was recognized related to the recognition of deferred tax assets from the reversal of valuation allowances previously recorded on state net operating loss carryforwards. These favorable impacts were partially offset by $0.04 per share relating to the charge recorded upon withdrawal from a multi-employer pension plan in the third quarter. Basic and diluted earnings per share for fiscal 2010 were favorably impacted by $0.05 per share due to the one-time reversal of a previously accrued liability related to the settlement of an outstanding tax matter with the IRS and $0.04 per share due to gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.

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

We have experienced higher levels of product cost inflation this fiscal year as compared to fiscal 2010. While we are generally able to pass on modest levels of inflation to our customers, we were unable to pass through fully these higher levels of product cost inflation with the same gross profit percentage without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.

We have also experienced higher operating costs this fiscal year from increased pay-related expense due to increased sales and gross profit as well as higher pension and fuel costs. We believe pay-related expense could continue to increase if sales and gross profit increase, as a portion of these costs is variable in nature. Pension costs will decrease in fiscal 2012 primarily due to higher returns on assets of Sysco’s company-sponsored qualified pension plan (Retirement Plan) during fiscal 2011. Fuel costs are expected to increase in fiscal 2012 as a result of anticipated higher fuel prices. Our Business Transformation Project is a key part of our strategy to control costs and continue to grow our business. We believe expenses related to the project will increase in fiscal 2012 as compared to fiscal 2011 as we prepare to begin deployment of the project to our operating companies and increase our headcount in our shared services center.

Strategy

We are focused on optimizing our core broadline business in the U.S. and Canada, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value through adjacent and international businesses. Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspiration of becoming each of our customers’ most valued business partner. We have identified five strategies to help us achieve our mission and vision:

•	Profoundly enriching the experience of doing business with Sysco: Our primary focus is to help our customers succeed. We believe that by building on our current competitive advantages, we will be able to further differentiate our offering to customers. Our competitive advantages include our sales force of over 8,000 marketing associates; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers such as business reviews and menu analysis; and our wide geographic presence in the United States and Canada. In addition, we have a portfolio of businesses spanning broadline, specialty meat, chain restaurant distribution, specialty produce, hotel amenities and export which serves our customers’ needs across a wide array of business segments. We believe this strategy of enriching the experience of doing business with Sysco will increase customer retention and profitably accelerate sales growth with both existing and new customers.

•	Continuously improving productivity in all areas of our business: This includes removing costs from our operations through improved productivity without impacting our service to our customers. In particular, we continue to optimize warehouse and delivery activities across the corporation to achieve a more efficient delivery of products to our customers. Our multi-year Business Transformation Project is designed to help further improve productivity. In this project, we are developing and implementing an integrated software system to support a majority of our business processes to further streamline our operations and reduce costs. These systems are commonly referred to as Enterprise Resource Planning (ERP) systems. We view the technology as an important enabler of this project; however the larger outcome of this project will be from transformed processes that standardize portions of our operations. This includes a shared business service center to centrally manage certain back-office functions that are currently performed at each operating company location.

•	Expanding our portfolio of products and services by initiating a customer-centric innovation program: We continually explore opportunities to provide new and improved products, technologies and services to our customers.

•	Exploring, assessing and pursuing new businesses and markets: This strategy is focused on identifying opportunities to expand the core business through growth in new international markets and in adjacent areas that complement our core foodservice distribution business.

As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses.

•	Developing and effectively integrating a comprehensive, enterprise-wide talent management process: Our ability to drive results and grow our business is directly linked to having the best talent in the industry. We are committed to the continued enhancement of our talent management programs in terms of how we recruit, select, train and develop our associates throughout Sysco as well as succession planning. Our ultimate objective is to provide our associates with outstanding opportunities for professional growth and career development.

Business Transformation Project

In fiscal 2011, we substantially completed the design and build phases of our multi-year Business Transformation Project and we are testing the underlying ERP system and processes through a pilot implementation. We took more time to test the underlying ERP system and processes in fiscal 2011 than we originally anticipated. Our pilot operating company implemented the project and our shared services center became active in its support role in the fourth quarter of fiscal 2011. We are also taking additional time in fiscal 2012 to improve the underlying systems prior to larger scale deployment. These actions have caused a delay in the project of approximately six to twelve months and until we reach the point where the underlying system functions as intended, our deployment timeline is still being determined. Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the testing and deployment stages of implementation, including fiscal 2012.

Gross project expenses related to the Business Transformation Project were $102.0 million in fiscal 2011 or $0.11 per share, $81.1 million in fiscal 2010 or $0.09 per share and $35.7 million in fiscal 2009 or $0.04 per share. Our cash outlay for fiscal 2011 was $278.8 million, of which approximately $196 million was capitalized. Provided the improvements needed in the underlying systems are obtained in the first half of fiscal 2012, we anticipate the software will be ready for its intended use in the second half of fiscal 2012, which will result in reduced capitalization as compared to fiscal 2011 and increased expense from both software amortization and deployment costs. We will also incur increased costs from the ramp up of our shared services center, continuing costs for additional phases of our Business Transformation Project and information technology support costs. Some of these increased costs will be partially offset by benefits obtained from the project, primarily in reduced headcount, however the costs will not exceed the benefits in fiscal 2012. We expect our gross project expenses related to the Business Transformation Project for fiscal 2012 to be approximately $280 million to $300 million and capital expenditures to be approximately $100 million to $120 million.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

		2010
	2011	(53 Weeks)	2009

Sales	100.0%	100.0%	100.0%
Cost of sales	81.4	80.9	80.9

Gross profit	18.6	19.1	19.1
Operating expenses	13.7	13.8	14.0

Operating income	4.9	5.3	5.1
Interest expense	0.3	0.3	0.3
Other expense (income), net	(0.0)	0.0	(0.0)

Earnings before income taxes	4.6	5.0	4.8
Income taxes	1.7	1.8	1.9

Net earnings	2.9%	3.2%	2.9%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the prior year:

		2010
	2011	(53 Weeks)

Sales	5.6%	1.1%
Cost of sales	6.2	1.1

Gross profit	3.0	1.0
Operating expenses	5.0	(0.6)

Operating income	(2.2)	5.5
Interest expense	(5.7)	7.9
Other expense (income), net	(1)	(1)

Earnings before income taxes	(1.2)	4.4
Income taxes	0.9	(6.3)

Net earnings	(2.4)%	11.7%

Basic earnings per share	(1.5)%	12.4%
Diluted earnings per share	(1.5)	12.4
Average shares outstanding	(1.0)	(0.5)
Diluted shares outstanding	(0.8)	(0.4)

(1)	Other expense (income), net was income of $14.2 million in fiscal 2011, expense of $0.8 million in fiscal 2010 and income of $14.9 million in fiscal 2009.

Impact of 53-week fiscal year in Fiscal 2010

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending July 2, 2011, a 53-week year ending July 3, 2010 for fiscal 2010 and a 52-week year June 27, 2009 for 2009. Because the fourth quarter of fiscal 2010 contained an additional week as compared to fiscal 2011, our Results of Operations for fiscal 2010 are not directly comparable to the current or prior year. Management believes that adjusting the fiscal 2010 Results of Operations for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis. As a result, the Results of Operations discussion for fiscal 2010 presented below in certain instances discusses operating items that have been adjusted by one-fourteenth of the total metric for the fourth quarter, except as otherwise noted with respect to adjusted diluted earnings per share. Failure to make these adjustments would cause the year-over-year changes in certain metrics such as sales, operating income, net earnings and diluted earnings per share to be overstated, whereas in certain cases, a metric may actually have increased rather than declined or declined rather than increased on a more comparable year-over-year basis. Our Results of Operations discussion includes reconciliations of the actual results for fiscal 2010 to the adjusted results for fiscal 2010 based on a 52-week fiscal year.

Sales

Sales for fiscal 2011 were 5.6% higher in fiscal 2011 than fiscal 2010. After adjusting for the estimated impact of the 53rd week in fiscal 2010, the increase in sales in fiscal 2011 would have been 7.7%. Sales for fiscal 2010 were 1.1% higher than fiscal 2009. After adjusting for the estimated impact of the 53rd week in fiscal 2010, fiscal 2010 would have had a sales decrease of 0.9%. Set forth below is a reconciliation of actual sales growth to adjusted sales growth/decline for the periods presented (see further discussion at “Impact of 53-week fiscal year in Fiscal 2010” above):

		2010
	2011	(53 Weeks)	2009
	(In thousands)

Sales for the 53/52 week periods	$39,323,489	$37,243,495	$36,853,330
Estimated sales for the additional week in fiscal 2010	—	739,177	—

Adjusted Sales	$39,323,489	$36,504,318	$36,853,330

Actual percentage increase	5.6%	1.1%
Adjusted percentage increase (decrease)	7.7%	(0.9)%

Sales for fiscal 2011, excluding the negative impact of the extra week in fiscal 2010, increased as a result of product cost inflation and the resulting increase in selling prices along with improving case volumes. Estimated product cost increases, an internal measure of inflation, were approximately 4.6% during fiscal 2011. Sales from acquisitions in the last 12 months favorably impacted sales by 0.7% for fiscal 2011. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5% compared to fiscal 2010.

Sales for fiscal 2010, in addition to the positive impact of the extra week in fiscal 2010, were increased by improving case volumes. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.9% compared to fiscal 2009. Sales from acquisitions within the last 12 months favorably impacted sales by 0.5% for fiscal 2010. Product cost deflation and the resulting decrease in selling prices had a significant impact on sales levels in fiscal 2010. Estimated changes in product costs, an internal measure of deflation or inflation, were estimated as deflation of 1.5% during fiscal 2010. A change in customer sales mix as compared to fiscal 2009 also negatively impacted fiscal 2010 sales. Case volumes increased at a greater rate within our contract based customer group which generally receives lower pricing for higher volume.

Operating Income

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.

Operating income decreased 2.2% in fiscal 2011 over fiscal 2010 to $1.9 billion, and as a percentage of sales, declined to 4.9% of sales. After adjusting for the estimated impact of the 53rd week in fiscal 2010, the decrease in operating income in fiscal 2011 over fiscal 2010 would have been 0.1%. This adjusted decrease was primarily driven by gross profit dollars growing at a slower rate than sales and operating expenses increasing faster than gross profit partially due to a significant charge of $36.1 million from a withdrawal from a multi-employer pension plan. Gross profit dollars increased 3.0% in fiscal 2011 as compared to fiscal 2010, and operating expenses increased 5.0% in fiscal 2011.

Operating income increased 5.5% in fiscal 2010 from fiscal 2009 to $2.0 billion, and as a percentage of sales, increased to 5.3% of sales. After adjusting for the estimated impact of the 53rd week in fiscal 2010, the increase in operating income in fiscal 2010 over fiscal 2009 would have been 3.3%. This adjusted increase in operating income was primarily driven by a decrease in operating expenses. Gross profit dollars increased 1.0% in fiscal 2010 as compared to fiscal 2009, while operating expenses decreased 0.6% in fiscal 2010.

Set forth below is a reconciliation of actual operating income to adjusted operating income for the periods presented (see further discussion at “Impact of 53-week fiscal year in Fiscal 2010” above):

		2010
	2011	(53 Weeks)	2009
	(In thousands)

Operating income for the 53/52 week periods	$1,931,502	$1,975,868	$1,872,211
Estimated operating income for the additional week in fiscal 2010	—	41,720	—

Adjusted operating income	$1,931,502	$1,934,148	$1,872,211

Actual percentage (decrease) increase	(2.2)%	5.5%
Adjusted percentage (decrease) increase	(0.1)%	3.3%

Gross profit dollars increased in fiscal 2011 as compared to fiscal 2010 primarily due to increased sales, partially offset by the negative comparison of the additional week included in fiscal 2010. Gross profit, as a percentage of sales, was 18.62% in fiscal 2011, a decline of 47 basis points from the gross profit as a percentage of sales of 19.08% in fiscal 2010. This decline in gross profit percentage was primarily the result of the following factors described in the paragraphs below.

First, Sysco’s product cost inflation was estimated as inflation of 4.6% during fiscal 2011. Based on our product sales mix for fiscal 2011, we were most impacted by higher levels of inflation in the dairy, meat and seafood product categories in the range of 10% to 12%. Our largest selling product category, canned and dry, experienced inflation of 4%. While we are generally able to pass through modest levels of inflation to our customers, we were unable to pass through fully these higher levels of product cost inflation with the same gross profit percentage in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Second, ongoing strategic pricing initiatives in fiscal 2011 lowered our prices to our customers in certain product categories in order to increase sales volumes. These initiatives are being phased in over time and resulted in short-term gross profit declines as a percentage of sales, but we believe will result in long-term gross profit dollar growth due to higher sales volumes and increased market share. We have experienced meaningful year over year volume growth with those items included in the early phases of these programs in the geographies where this program has been implemented. We believe the long-term benefits of these strategic initiatives will result in profitable market share growth.

Third, gross profit dollars for fiscal 2011 increased as a result of higher fuel surcharges. Fuel surcharges were approximately $26.0 million higher in fiscal 2011 than in the comparable prior year period due to higher fuel prices incurred during fiscal 2011 and the application of fuel surcharges to a broader customer base for a small portion of the third quarter and the entire fourth quarter. Assuming that fuel prices do not greatly vary from recent levels experienced in the second half of fiscal 2011, we expect fuel surcharges to largely offset our increased fuel costs expected in fiscal 2012.

Gross profit dollars increased in fiscal 2010 as compared to fiscal 2009 primarily due to the additional week included in fiscal 2010. In addition, gross profit reflected product cost deflation in fiscal 2010 as compared to product cost inflation in fiscal 2009. We may be negatively impacted by prolonged periods of product cost deflation because a significant portion of our sales are at prices based on the cost of products sold plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Gross profit dollars for fiscal 2010 were also impacted by lower fuel surcharges. Fuel surcharges were approximately $49.6 million lower in fiscal 2010 than fiscal 2009.

Operating expenses for fiscal 2011 increased 5.0% primarily due to higher pay-related expense, an increase in net company-sponsored pension costs, provisions for withdrawal from multi-employer pension plans and higher fuel costs as compared to the prior year period. The impact of these operating expense increases was partially offset by a decrease in operating expenses of approximately $99.8 million resulting from the absence of the 53rd week in fiscal 2011.

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

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $62.8 million in fiscal 2011 over fiscal 2010. The increase was primarily due to increased sales and gross profit, which resulted in increased delivery personnel costs and sales compensation. Portions of our pay-related expense are variable in nature and are expected to increase when sales and gross profit increase. Pay-related expenses from acquired companies and changes in the exchange rates used to translate our foreign sales into U.S. dollars also contributed to the increase. Partially offsetting these increases were lower provisions for current management incentive bonuses of $12.1 million.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $43.9 million in fiscal 2010 over fiscal 2009. The fiscal 2010 increase was primarily due to increased provisions for management incentive accruals and cost associated with the additional week included in fiscal 2010. Partially offsetting these increases were lower pay-related expenses due to reduced headcount. The criteria for paying annual bonuses to our corporate officers and certain portions of operating company management bonuses are tied to overall company performance. In fiscal 2010, the overall company performance criteria for payment of such bonuses was met; therefore, the provision for current management incentive bonuses was higher in fiscal 2010 than in fiscal 2009 when the company assessed it did not meet the criteria for paying certain annual bonuses. Headcount declines occurred in fiscal 2010 due to both productivity improvements and workforce reductions commensurate with lower sales. Headcount was 2.2% lower at the end of fiscal 2010 as compared to fiscal 2009.

Net company-sponsored pension costs in fiscal 2011 were $60.3 million higher than in fiscal 2010. The increase in fiscal 2011 was due primarily to a decrease in discount rates used to calculate our projected benefit obligation and related pension expense at the end of fiscal 2010, partially offset by reduced amortization of our net actuarial loss resulting from actuarial gains from higher returns on assets of Sysco’s Retirement Plan during fiscal 2010. Net company-sponsored pension costs in fiscal 2012 have been determined as of the fiscal 2011 year-end measurement date and will decrease by approximately $27 million from fiscal 2011 due primarily to higher returns on assets of Sysco’s Retirement Plan during fiscal 2011.

Net company-sponsored pension costs were $37.4 million higher in fiscal 2010 than in fiscal 2009. The increase in fiscal 2010 was due primarily to lower returns on assets of Sysco’s company-sponsored qualified pension plan (Retirement Plan) during fiscal 2009, partially offset by an increase in the discount rates used to calculate our projected benefit obligation and related pension expense for fiscal 2010.

From time to time, we may voluntarily withdraw from multi-employer pension plans to minimize or limit our future exposure to these plans. We recorded provisions related to multi-employer pension plans of $41.5 million in fiscal 2011, $2.9 million in fiscal 2010 and $9.6 million in fiscal 2009. See additional discussion of multi-employer pension plans at “Liquidity and Capital Resources, Other Considerations, Multi-Employer Pension Plans.”

Sysco’s fuel costs increased by $33.0 million in fiscal 2011 over fiscal 2010 primarily due to increased contracted and market diesel prices. Our fuel costs decreased by $71.8 million in fiscal 2010 over fiscal 2009 primarily due to decreased contracted diesel prices. Sysco’s costs per gallon increased 14.3% in fiscal 2011 over fiscal 2010, as compared to a decrease of 26.1% in fiscal 2010 over fiscal 2009. Sysco’s activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges. We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.

Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In fiscal 2011, the forward purchase commitments resulted in an estimated $16.4 million of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes. In fiscal 2010, the forward purchase commitments resulted in an estimated $1.5 million of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes for a portion of the fiscal year. In fiscal 2009, the forward purchase commitments resulted in an estimated $67.7 million of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes.

As of July 2, 2011, we had forward diesel fuel commitments totaling approximately $86 million through June 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for the first 26 weeks of fiscal 2012 and near the current market price for diesel for the remainder of the fiscal year. Subsequent to July 2, 2011, we entered into forward diesel fuel commitments totaling approximately $17 million for July and August 2012. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2012, fuel costs exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $35 million to $45 million as compared to fiscal 2011. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2012 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management. Based on our current projections, we anticipate that the increase in fuel surcharges will offset the majority of our projected fuel cost increase in fiscal 2012 as compared to fiscal 2011.

Gross project expenses related to our Business Transformation Project, inclusive of pay-related expense, increased by $20.8 million in fiscal 2011 from fiscal 2010 and by $41.6 million in fiscal 2010 from fiscal 2009. The increase in fiscal 2011 resulted from increased project spend including the initial stages of ramping up of our shared services center and a provision for severance resulting from the implementation of an involuntary severance plan. The increase in fiscal 2010 resulted from only six months of activity being included in fiscal 2009, as the Business Transformation Project began in January 2009. Provided the improvements needed in the underlying systems are obtained in the first half of fiscal 2012, we anticipate the software will be ready for its intended use in the second half of fiscal 2012, which will result in increased expense from both software amortization and deployment costs. We will also incur increased costs from the ramp up of our shared services center, continuing costs for additional phases of our Business Transformation Project and information technology support costs. We believe the increase in gross project expenses, including all pay-related expenses, related to the Business Transformation Project in fiscal 2012 as compared to fiscal 2011 will be approximately $175 million to $195 million.

We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are largely based on the values of underlying investments, which through fiscal 2011 included publicly traded securities. As a result, the cash surrender values of these policies fluctuated with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $28.2 million in fiscal 2011, compared to gains for these policies of $21.6 million in fiscal 2010 and losses of $43.8 million in fiscal 2009. Near the end of fiscal 2011, we reallocated all of our policies into low-risk, fixed-income securities and therefore we no longer expect significant volatility in operating income, net earnings and earnings per share in future periods related to these policies.

The provision for losses on receivables included within operating expenses decreased by $39.7 million in fiscal 2010 over fiscal 2009. The decrease in our provision for losses on receivables in fiscal 2010 reflects fewer customer accounts exceeding our threshold for write-off in fiscal 2010 as compared to fiscal 2009. Customer accounts written off, net of recoveries, were $37.8 million, or 0.10% of sales, $34.3 million, or 0.10% of sales, and $71.9 million, or 0.20% of sales, for fiscal 2011, 2010 and 2009, respectively. Our provision for losses on receivables will fluctuate with general market conditions, as well as the circumstances of our customers.

Net Earnings

Net earnings for fiscal 2011 decreased 2.4% over the comparable prior year period. After adjusting for the estimated impact of the 53rd week in fiscal 2010, the decrease would have been 0.3%. This adjusted decrease was primarily due to the factors discussed above and an increase in the effective tax rate. The effective tax rate for fiscal 2011 was 36.96%, compared to an effective tax rate of 36.20% for fiscal 2010. The difference between the tax rates for the two periods resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the Internal Revenue Service (IRS) in the first quarter of fiscal 2010.

Net earnings increased 11.7% in fiscal 2010 from fiscal 2009. After adjusting for the estimated impact of the 53rd week in fiscal 2010, the increase would have been 9.5%. This adjusted increase was primarily due to a reduction in the effective income tax rate, as well as the factors discussed above. The effective tax rate for fiscal 2010 was 36.20%, compared to an effective tax rate of 40.37% for fiscal 2009. The difference between the tax rates for the two periods resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the Internal Revenue Service (IRS) in the first quarter of fiscal 2010.

Set forth below is a reconciliation of actual net earnings to adjusted net earnings for the periods presented (see further discussion at “Impact of 53-week fiscal year in Fiscal 2010” above):

		2010
	2011	(53 Weeks)	2009
	(In thousands)

Net earnings for the 53/52 week periods	$1,152,030	$1,179,983	$1,055,948
Estimated net earnings for the additional week in fiscal 2010	—	24,127	—

Adjusted net earnings	$1,152,030	$1,155,856	$1,055,948

Actual percentage (decrease) increase	(2.4)%	11.7%
Adjusted percentage (decrease) increase	(0.3)%	9.5%

The effective tax rate of 36.96% for fiscal 2011 was favorably impacted primarily by two items. First, we recorded a tax benefit of approximately $17.0 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards. Second, we adjust the carrying values of our COLI policies to their cash surrender values. The gain of $28.2 million recorded in fiscal 2011 was primarily non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $11.1 million. Partially offsetting these favorable impacts was the recording of $9.3 million in tax and interest related to various federal, foreign and state uncertain tax positions.

The effective tax rate of 36.20% for fiscal 2010 was favorably impacted primarily by two items. First, we recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of a previously accrued liability related to the settlement with the IRS (See “Liquidity and Capital Resources, Other Considerations, BSCC Cooperative Structure” for additional discussion). Second, the gain of $21.6 million recorded to adjust the carrying value of COLI policies to their cash surrender values in fiscal 2010 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $8.3 million.

The effective tax rate of 40.37% for fiscal 2009 was unfavorably impacted primarily by two factors. First, we recorded tax adjustments related to federal and state uncertain tax positions of $31.0 million. Second, the loss of $43.8 million recorded to adjust the carrying value of COLI policies to their cash surrender values in fiscal 2009 was non-deductible for income tax purposes, and had the impact of increasing income tax expense for the period by $16.8 million. The effective tax rate for fiscal 2009 was favorably impacted by the reversal of valuation allowances of $7.8 million previously recorded on Canadian net operating loss deferred tax assets.

Earnings Per Share

Basic and diluted earnings per share decreased 1.5% in fiscal 2011 from the prior year. After adjusting for the estimated impact of the 53rd week in fiscal 2010, earnings per share increased 0.5%. This adjusted increase was primarily the result of factors discussed above, as well as a net reduction in shares outstanding. The net reduction in both average and diluted shares outstanding was primarily due to share repurchases which occurred during the first 26 weeks of fiscal 2011.

Basic earnings per share and diluted earnings per share increased 12.4% in fiscal 2010 from the prior year. After adjusting for the estimated impact of the 53rd week in fiscal 2010, this increase would have been 10.2%. This adjusted increase was primarily the result of factors discussed above, as well as a net reduction in shares outstanding. The net reduction in average shares outstanding was primarily due to share repurchases. The net reduction in diluted shares outstanding was primarily due to share repurchases and an increase in the number of anti-dilutive options excluded from the diluted shares calculation.

Set forth below is a reconciliation of actual diluted earnings per share to adjusted diluted earnings per share for the periods presented (see further discussion at “Impact of 53-week fiscal year in Fiscal 2010” above):

		2010
	2011	(53 Weeks)	2009
	(In thousands, except for share and per share data)

Calculation of diluted earnings per share impact for 53rd week:
Estimated net earnings for the additional week in fiscal 2010		$24,127
Diluted shares outstanding		593,590,042

Estimated diluted earnings per share for the additional week		$0.04
Diluted earnings per share for the 53/52 week periods	$1.96	$1.99	$1.77
Estimated diluted earnings per share for the additional week in fiscal 2010	—	0.04	—

Adjusted diluted earnings per share	$1.96	$1.95	$1.77

Basic and diluted earnings per share for fiscal 2011 were favorably impacted by two items. First, we recognized a favorable impact of $0.05 per share due to the gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values. Second, a favorable impact of $0.02 per share was recognized related to the recognition of deferred tax assets from the reversal of valuation allowances previously recorded on state net operating loss carryforwards. These favorable impacts were partially offset by $0.04 per share relating to the charge recorded upon withdrawal from a multi-employer pension plan in the third quarter.

Basic and diluted earnings per share for fiscal 2010 were favorably impacted by $0.05 per share due to the one-time reversal of a previously accrued liability related to the settlement of an outstanding tax matter with the IRS and $0.04 per share due to gains recorded on the adjustment of the carrying value of COLI policies to their cash surrender values.

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

The accounting policies for the segments are the same as those disclosed by Sysco within the Financial Statements and Supplementary Data within Part II Item 8 of this Form 10-K. Intersegment sales generally represent specialty produce products distributed by the Broadline and SYGMA operating companies. The segment results include certain centrally incurred costs for shared services that are charged to our segments. These centrally incurred costs are charged based upon the relative level of service used by each operating company consistent with how management views the performance of its operating segments.

Management evaluates the performance of each of our operating segments based on its respective operating income results, which include the allocation of certain centrally incurred costs. While a segment’s operating income may be impacted in the short term by increases or decreases in gross profits, expenses, or a combination thereof, over the long-term each business segment is expected to increase its operating income at a greater rate than sales growth. This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 19, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	Operating Income as a
	Percentage of Sales
		2010
	2011	(53 Weeks)	2009

Broadline	6.6%	7.0%	6.7%
SYGMA	1.1	1.0	0.6
Other	4.2	4.0	3.0

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase over the prior year and should be read in conjunction with Note 19, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

				2010
	2011			(53 Weeks)
		Operating			Operating
	Sales	Income		Sales	Income

Broadline	5.1%	0.1%		1.4%	5.9%
SYGMA	9.2	27.3	(1)	1.1	56.7	(1)
Other	5.1	9.6		(2.1)	29.7

(1)	SYGMA had operating income of $60.2 million in fiscal 2011, $47.3 million in fiscal 2010 and $30.2 million in fiscal 2009.

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of this statistical table, operating income of our segments excludes corporate expenses of $337.1 million in fiscal 2011, $269.6 million in fiscal 2010 and $219.3 million in fiscal 2009 that are not charged to our segments. This information should be read in conjunction with Note 19, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

			2010
	2011		(53 Weeks)		2009
		Segment		Segment		Segment
		Operating		Operating		Operating
	Sales	Income	Sales	Income	Sales	Income

Broadline	81.2%	93.3%	81.6%	94.1%	81.4%	95.5%
SYGMA	13.6	2.6	13.1	2.1	13.1	1.4
Other	5.6	4.1	5.6	3.8	5.8	3.1
Intersegment sales	(0.4)	—	(0.3)	—	(0.3)	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment consists of the aggregated results of the United States, Canadian and European Broadline segments, as well as the custom-cut meat operations. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to customers. Broadline operations have significantly higher operating margins than the rest of Sysco’s operations. In fiscal 2011, the Broadline operating results represented approximately 81% of Sysco’s overall sales and 93% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.

There are several factors which contribute to these higher operating results as compared to the SYGMA and Other operating segments. We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment. The breadth of its sales force, geographic reach of its distribution area and its purchasing power allow us to leverage this segment’s earnings.

Sales

Sales for fiscal 2011 were 5.1% greater than fiscal 2010. Negatively affecting the sales comparison of fiscal 2011 to fiscal 2010 was the additional week in fiscal 2010. Product cost inflation and the resulting increase in selling prices, combined with case volume improvement, contributed to the increase in sales in fiscal 2011. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 4.9% in fiscal 2011. Non-comparable acquisitions contributed 0.8% to the overall sales comparison for fiscal 2011. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.6% compared to fiscal 2010.

Sales for fiscal 2010 were 1.4% greater than fiscal 2009. Case volume improvement caused an increase in sales in fiscal 2010 as compared to fiscal 2009. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 1.0% compared to fiscal 2009. Non-comparable acquisitions contributed 0.6% to the overall sales comparison for fiscal 2010. Changes in product costs were estimated as deflation of 1.5% in fiscal 2010. This product cost deflation, which led to decreases in selling prices, and a change in customer sales mix partially offset case volume improvement in fiscal 2010. The additional week also contributed to the sales growth in fiscal 2010.

Operating Income

Operating income increased by 0.1% in fiscal 2011 over fiscal 2010 as gross profit dollars increased slightly above the rate that operating expenses increased. However, it is important to note that operating expenses included a significant charge of $36.1 million from a withdrawal from a multi-employer pension plan. Additionally, negatively affecting the operating income comparison of fiscal 2011 to fiscal 2010 was the additional week in fiscal 2010.

Gross profit dollars increased in fiscal 2011 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales. This slower growth in gross profit dollars was primarily the result of two factors. Based on Broadline’s product sales mix for fiscal 2011, it was most impacted by higher levels of inflation in the dairy, meat and seafood product categories in the range of 10% to 12%. Broadline’s largest selling product category, canned and dry, experienced inflation of 4%. While we are generally able to pass through modest levels of inflation to our customers, we were unable pass through fully these higher levels of product cost inflation with the same gross profit percentage in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact the Broadline segment’s sales, gross profit and earnings. Second, ongoing strategic pricing initiatives largely lowered our prices to our customers in certain product categories in order to increase sales volumes. These initiatives are being phased in over time and resulted in short-term gross profit declines as a percentage of sales, but we believe will result in long-term gross profit dollar growth due to higher sales volumes and increased market share. We have experienced meaningful year over year volume growth with those items included in the early phases of these programs in the geographies where this program has been implemented. We believe the long-term benefits of these strategic initiatives will result in profitable market share growth.

In addition, gross profit dollars for fiscal 2011 increased as a result of higher fuel surcharges. Fuel surcharges were approximately $19.4 million higher in fiscal 2011 than the prior year due to the application of fuel surcharges to a broader customer base for a small portion of the third quarter and the entire fourth quarter due to higher fuel prices incurred during these periods. Assuming that fuel prices do not greatly rise above recent levels during fiscal 2012, we expect fuel surcharges to largely offset our increased fuel costs expected in fiscal 2012.

The expense increases in fiscal 2011 were driven largely by provisions for withdrawal from a multi-employer pension plan and an increase in pay-related expenses. In fiscal 2011, we recorded provisions of $41.5 million for withdrawal liabilities from multi-employer pension plans from which union members elected to withdraw. The increase in pay-related expenses related to the sales and gross profit increase, including both delivery personnel costs and sales. Portions of our pay-related expense are variable in nature and are expected to increase when sales and gross profit increase. Pay-related expenses from acquired companies and changes in the exchange rates used to translate our foreign sales into U.S. dollars also contributed to the increase.

Fuel costs were $22.0 million higher in fiscal 2011 than the prior year. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2012, fuel costs for fiscal 2012 not including any amounts recovered through fuel surcharges, are expected to increase by approximately $25 million to $35 million as compared to fiscal 2011. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2012 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

Operating income increased by 5.9% in fiscal 2010 over fiscal 2009 primarily due to effective management of operations in the current economic environment by decreasing expenses as compared to the comparable prior year periods. Operating expenses decreased 1.2% in fiscal 2010 as compared to fiscal 2009. The additional week in fiscal 2010 contributed to the gross profit increase, partially offset by a decrease of approximately $37.4 million in the fuel surcharges charged to customers in fiscal 2010 as compared to fiscal 2009 due to less usage of these surcharges in fiscal 2010. Expense performance for fiscal 2010 was primarily due to reduced fuel cost and lower provision for losses on receivables and operating efficiencies, such as reduced pay — related expense due to reduced headcount. Fuel costs were $51.8 million lower in fiscal 2010 than in the prior year. Partially offsetting these expense declines were increases in expenses related to the additional week in fiscal 2010.

From time to time, we may voluntarily withdraw from multi-employer pension plans to minimize or limit our future exposure to these plans. We recorded provisions related to multi-employer pension plans of $41.5 million in fiscal 2011, $2.9 million in fiscal 2010 and $9.6 million in fiscal 2009.

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

Sales

Sales were 9.2% greater in fiscal 2011 than in fiscal 2010. Negatively affecting the sales comparison of fiscal 2011 to fiscal 2010 was the additional week in fiscal 2010. The increase in sales was primarily due to case volume improvement largely attributable to new customers and, to a lesser extent, from an increase in volume from certain existing customers.

Sales were 1.1% greater in fiscal 2010 than in fiscal 2009. The additional week contributed to the sales growth in fiscal 2010. Case volume improvement caused an increase in sales in fiscal 2010 as compared to fiscal 2009. This case growth was largely attributable to new customers added largely in the latter part of the fiscal year and the additional week in fiscal 2010. Partially offsetting these case volume improvements was a decline in volume from existing customers due to the weak economic environment which applied continued pressure to consumer discretionary spending and negatively impacted overall restaurant traffic counts. Product cost deflation, which led to decreases in selling prices also impacted fiscal 2010 sales growth.

One chain restaurant customer (The Wendy’s Company) accounted for approximately 31% of the SYGMA segment sales for the fiscal year ended July 2, 2011. SYGMA maintains multiple regional contracts with varied expiration dates with this customer. While the loss of this customer would have a material adverse effect on SYGMA, we do not believe that the loss of this customer would have a material adverse effect on Sysco as a whole.

Operating Income

Operating income increased $12.9 million in 2011 over the prior year due to increased sales and improved productivity. Gross profit dollars increased 9.5% while operating expenses increased 7.3% in fiscal 2011 from fiscal 2010. Contributing to the gross profit increase in fiscal 2011 were increased sales and an increase of approximately $6.6 million in the fuel surcharges charged to customers in fiscal 2011 from prior year due to higher fuel prices in fiscal 2011. The increase in operating expenses for fiscal 2011 was largely driven by increased delivery and warehouse personnel payroll costs resulting from increased sales as well as increased fuel cost. Productivity improvements occurred within our warehouse and delivery functions in fiscal 2011 and expense reductions occurred within our administrative functions in fiscal 2011 as compared to the prior year. Fuel costs in fiscal 2011 were $12.9 million greater than the prior year. Assuming that fuel prices do not significantly rise above recent levels during fiscal 2012, we expect fuel costs and fuel surcharges for our SYGMA segment to increase as compared to fiscal 2011.

Operating income increased by $17.1 million in fiscal 2010 as compared to fiscal 2009. Gross profit dollars increased 0.7% while operating expenses decreased 3.7% in fiscal 2010 as compared to fiscal 2009. The additional week in fiscal 2010 contributed to the gross profit increase, partially offset by a decrease of approximately $11.4 million in the fuel surcharges charged to customers in fiscal 2010 compared to fiscal 2009 due to lower fuel prices in fiscal 2010. Expense reductions were accomplished by operational efficiencies in both delivery and warehouse areas, as well as lower payroll expense related to headcount reductions. Also contributing to the decrease in operating expenses was a decrease of $10.1 million in fuel costs in fiscal 2010 from the prior year due to lower fuel prices.

Other Segment

“Other” financial information is attributable to our other operating segments, including our specialty produce and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.

On an aggregate basis, our “Other” segment has had a lower operating income as a percentage of sales than Sysco’s Broadline segment. Sysco has acquired the operating companies within these segments in relatively recent years. These operations generally operate in a niche within the foodservice industry. Each individual operation is also generally smaller in sales and scope than an average Broadline operation and each of these operating segments is considerably smaller in sales and overall scope than the Broadline segment. In fiscal 2011, in the aggregate, the “Other” segment represented approximately 5.6% of Sysco’s overall sales and 4.1% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.

Operating income increased 9.6% for fiscal 2011 from fiscal 2010. The operating income comparison was negatively affected by the additional week in fiscal 2010. The increase in operating income was caused primarily by increased sales in the specialty produce segment and favorable expense management in the specialty produce and lodging industry products segments.

Operating income increased 29.7% for fiscal 2010 from fiscal 2009. The increase in operating income was caused primarily by increased sales in our specialty produce segment and increased operating income in all segments due to favorable expense management. The additional week in fiscal 2010 also contributed to the increase in operating income.

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

Our liquidity and capital resources can be influenced by economic trends and conditions primarily due to their impact on our cash flows from operations. Weak economic conditions and low levels of consumer confidence and the resulting pressure on consumer disposable income can lower our sales growth and potentially our cash flows from operations. While these factors were present in fiscal 2010 and fiscal 2011, they had only a modest impact on our cash flows from operations in these periods due in large part to effective working capital management. We do not believe current economic conditions will significantly impact our cash flows from operations in fiscal 2012, as we can respond to reduced consumer demand, if it were to occur, by lowering our working capital requirements. Additionally, approximately one-third of our customers are not impacted by general economic conditions to the same extent as restaurants and other food retailers. These customers include hospitals, nursing homes, schools and colleges. Product cost inflation can potentially lower our gross profit and cash flow from operations if we are unable to pass through all of the increased product costs with the same gross profit percentage to our customers. This occurred in fiscal 2011, as we were able to pass some, but not all, of our product cost increases on to our customers. However; we believe our mechanisms to manage product cost inflation, some of which are contractual, are sufficient to limit the impact on our cash flows from operations.

We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond, while maintaining sufficient liquidity for normal operating purposes. We believe that we will continue to be able to access the commercial paper market effectively as well as the long-term capital markets, if necessary. To further maintain and enhance our credit ratings on current and future debt, on January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. As of July 2, 2011, Sysco had a total of approximately $2.2 billion in senior notes and debentures outstanding that are covered by this guarantee.

Operating Activities

We generated $1.1 billion in cash flow from operations in fiscal 2011, $0.9 billion in fiscal 2010 and $1.6 billion in fiscal 2009. The increase of $206.1 million between fiscal 2011 and fiscal 2010 was driven largely by a reduction in the amount of payments made in relation to the IRS settlement of $316.0 million and reduced pension contributions in the amount of $136.2 million in fiscal 2011 as compared to fiscal 2010. These increases were partially offset by changes in working capital discussed in more detail below. The decrease of $691.3 million between fiscal 2010 and fiscal 2009 was driven largely by $528.0 million of payments related to the IRS settlement and $140.0 million of pension contributions made in advance for fiscal 2011. Additionally, several less significant items had offsetting impacts when comparing the cash flow from operations between fiscal 2010 and fiscal 2009. As described under “Other Considerations, BSCC Cooperative Structure,” we will make the final payments under the IRS settlement in fiscal 2012 in the amount of $212 million.

Cash flow from operations in fiscal 2011 was primarily generated by net income, reduced by increases in receivables and inventory balances and changes in deferred tax assets and liabilities, partially offset by non-cash depreciation and amortization expense and increases in accounts payable. Cash flow from operations in fiscal 2010 was primarily due to net income and non-cash depreciation and amortization expense, offset by decreases in accrued income taxes and other long-term liabilities and prepaid pension cost, net, increases in accounts receivable and inventory balances and changes in deferred tax assets and liabilities. Cash flow from operations in fiscal 2009 was primarily due to net income, non-cash depreciation and amortization expense, an increase in accrued income taxes, and increases in accounts receivable and inventory balances. The increases in fiscal 2009 were partially offset by decreases in accounts payable balances and accrued expenses.

The increases in accounts receivable and inventory balances in fiscal 2011 and fiscal 2010 were primarily due to sales growth. An increase in daily sales outstanding also contributed to the increase in accounts receivable and inventory balances in fiscal 2011. The decrease in accounts receivable and inventory balances in fiscal 2009 was primarily due to the sales decline. The increase in accounts payable balances in fiscal 2011 and fiscal 2010 was primarily from the growth in inventory resulting from sales growth. The decrease in accounts payable balances in fiscal 2009 was primarily from inventory decreases resulting from the sales decline. Accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.

Cash flow from operations was impacted by a decrease in accrued expenses of $43.3 million during fiscal 2011, an increase in accrued expenses of $58.0 million during fiscal 2010 and a decrease in accrued expenses of $120.3 million during fiscal 2009. The decrease in accrued expenses in the fiscal 2011 was primarily due to the payment of the respective prior year annual incentive bonuses, partially offset by lower accruals for current year compensation incentives. The remainder of the decrease was driven by multiple changes in various other accruals, of which no item was individually significant. The increase in accrued expenses during fiscal 2010 was primarily due to increases in incentive compensation accruals resulting from improved operating performance in fiscal 2010. The remainder of the increase was driven by multiple changes in various other accruals, of which no item was individually significant. The decrease in accrued expenses during fiscal 2009 was primarily due to the payment of prior year annual incentive bonuses, offset by lower accruals for current year incentive bonuses.

Cash flow from operations for fiscal 2011 was negatively impacted by changes in deferred tax assets and liabilities of $165.2 million and a decrease in accrued income taxes of $44.2 million. Cash flow from operations for fiscal 2010 was negatively impacted by changes in deferred tax assets and liabilities of $121.9 million and a decrease in accrued income taxes of $296.5 million. The main factor affecting both of these changes in fiscal 2011 and fiscal 2010, as well as cash taxes paid, was the IRS settlement (discussed below in “Other Considerations, BSCC Cooperative

Structure”), which resulted in the payment of taxes of $212.0 million in fiscal 2011 and $528.0 million in fiscal 2010 for the settlement agreement. Partially offsetting the negative impact described above, the change in deferred tax assets and liabilities was impacted by the contribution of an additional $140.0 million to our company-sponsored qualified pension plan in fiscal 2010 for contributions that would normally have been made in fiscal 2011. Cash flow from operations for fiscal 2009 was positively impacted by an increase in accrued income taxes of $325.5 million, partially offset by changes in deferred tax assets and liabilities of $294.2 million. Total cash taxes paid were $907.7 million, $1,142.0 million and $735.8 million in fiscal 2011, 2010 and 2009, respectively. The changes in all periods were also impacted by the current tax provision and current year estimated tax payments.

Other long-term liabilities increased $44.3 million during fiscal 2011. The increase for 2011 was primarily attributable to three items. First, we recorded withdrawal liabilities from multi-employer pension plans from which union members elected to withdraw during the period. Second, net company sponsored pension costs exceeded contributions to our company-sponsored pension plans during the period. Third, we recognized a provision for severance resulting from the implementation of an involuntary severance plan. Partially offsetting these increases, our liability for uncertain tax positions decreased as a result of settlements with various taxing authorities during the period.

Other long-term liabilities and prepaid pension cost, net, decreased $271.7 million during fiscal 2010. The decrease in fiscal 2010 is primarily attributable to three items. First, pension contributions to our company-sponsored plans exceeded net company-sponsored pension costs. Second, our liability for deferred incentive compensation decreased due to accelerated distributions taken by plan participants of all or a portion of their vested balances pursuant to certain transitional relief under the provisions of Section 409A of the Internal Revenue Code and other regular distributions. Third, our liability for uncertain tax positions decreased as a result of the settlement with the IRS, as well as a reclass to accrued income taxes for amounts expected to be paid in fiscal 2011.

Other long-term liabilities and prepaid pension cost, net, decreased $48.4 million during fiscal 2009. The decrease in fiscal 2009 is primarily attributable to a decrease in our liability for uncertain tax benefits related to our settlement with the IRS. See additional discussion of an IRS settlement at “Other Considerations, BSCC Cooperative Structure.” The decrease was partially offset by a combination of the recording of net company-sponsored pension costs and incentive compensation deferrals.

We recorded net company-sponsored pension costs of $186.4 million, $126.1 million and $88.7 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Our contributions to our company-sponsored defined benefit plans were $161.7 million, $297.9 million and $95.8 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Included in the $161.7 million of contributions in fiscal 2011 was a $140.0 million contribution to our Retirement Plan that would normally have been made in fiscal 2012. Included in the $297.9 million of contributions in fiscal 2010 was a $140.0 million contribution to our Retirement Plan that would normally have been made in fiscal 2011 and quarterly contributions totaling $140.0 million for fiscal 2010. Additional contributions to our Retirement Plan are not currently anticipated in fiscal 2012, however we will evaluate our funding position at the end of fiscal 2012 and select the timing for a contribution at that time.

Investing Activities

Fiscal 2011 capital expenditures included:

•	investments in technology including our Business Transformation Project;

•	fleet replacements;

•	replacement or significant expansion of facilities in Philadelphia, Pennsylvania and central Texas;

•	the purchase of land for a fold-out facility in southern California; and

•	the remodeling of our shared services facility purchased in fiscal 2010.

Fiscal 2010 capital expenditures included:

•	investments in technology including our Business Transformation Project;

•	fleet replacements;

•	replacement or significant expansion of facilities in Vancouver, British Columbia, Canada; Winnipeg, Manitoba, Canada; Billings, Montana; Plainfield, New Jersey; Philadelphia, Pennsylvania and Houston, Texas;

•	the purchase of a facility for our future shared services operations in connection with our Business Transformation Project; and

•	the purchase of land for a fold-out facility in Long Island, New York.

Fiscal 2009 capital expenditures included:

•	construction of a fold-out facility in Longview, Texas;

•	replacement or significant expansion of facilities in Victoria, British Columbia, Canada; Chicago, Illinois; Pittsburgh, Pennsylvania and Houston, Texas;

•	land purchases for future fold-out facilities; and

•	investments in technology for our Business Transformation Project.

We expect total capital expenditures in fiscal 2012 to be in the range of $750 million to $800 million. Fiscal 2012 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology including our Business Transformation Project.

During fiscal 2011, in the aggregate, the company paid cash of $101.1 million for operations acquired during fiscal 2011 and for contingent consideration related to operations acquired in previous fiscal years. During fiscal 2011, we acquired for cash broadline foodservice operations in central California; Los Angeles, California; Ontario, Canada; Lincoln, Nebraska; and Trenton, New Jersey.

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

Financing Activities

Equity

Proceeds from common stock reissued from treasury for share-based compensation awards were $332.7 million in fiscal 2011, $94.8 million in fiscal 2010 and $111.8 million in fiscal 2009. The increase in proceeds in fiscal 2011 was due to an increase in the number of options exercised in fiscal 2011, as compared to fiscal 2010 and 2009. The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price.

We traditionally have engaged in Board-approved share repurchase programs. The number of shares acquired and their cost during the past three fiscal years were 10,000,000 shares for $291.6 million in fiscal 2011, 6,000,000 shares for $179.2 million in fiscal 2010 and 16,951,200 shares for $438.8 million in fiscal 2009. There were no additional shares repurchased through August 17, 2011, resulting in a remaining authorization by our Board of Directors to repurchase up to 13,386,600 shares, based on the trades made through that date. Our current share repurchase strategy is to purchase enough shares to keep our diluted average shares outstanding relatively constant. Based on forecasted and past share exercises pursuant to our option plans, we expect to repurchase slightly more shares in fiscal 2012 than in fiscal 2011.

Dividends paid were $597.1 million, or $1.02 per share, in fiscal 2011, $579.8 million, or $0.98 per share, in fiscal 2010 and $548.2 million, or $0.92 per share, in fiscal 2009. In May 2011, we declared our regular quarterly dividend for the first quarter of fiscal 2012 of $0.26 per share, which was paid in July 2011.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 17, 2011, 29,477,835 shares remained available for issuance under this registration statement.

Short-term Borrowings

We have uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding as of July 2, 2011 or August 17, 2011.

Our Irish subsidiary, Pallas Foods Limited, has a €10.0 million (Euro) committed facility for unsecured borrowings for working capital. There were no borrowings outstanding under this facility as of July 2, 2011 or August 17, 2011.

On June 30, 2011, a Canadian subsidiary of Sysco entered into a short-term demand loan facility for the purpose of facilitating a distribution from the Canadian subsidiary to Sysco, and Sysco concurrently entered into an agreement with the bank to guarantee the loan. The amount borrowed was $182.0 million and was repaid in full on July 4, 2011.

Commercial Paper and Revolving Credit Facility

We have a Board-approved commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1.3 billion.

Sysco and one of our subsidiaries, Sysco International, ULC., have a revolving credit facility supporting our U.S. and Canadian commercial paper programs. The facility, in the amount of $1.0 billion, expires on November 4, 2012, but is subject to extension.

During fiscal 2011, 2010 and 2009, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $330.3 million, zero to $1.8 million, and zero to $165.0 million, respectively. There were no commercial paper issuances outstanding as of July 2, 2011 and $300.0 million of commercial paper issuances outstanding as of August 17, 2011.

During fiscal 2011, 2010 and 2009, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.25%, 0.80% and 0.88%, respectively.

Fixed Rate Debt

Included in current maturities of long-term debt as July 2, 2011 are the 6.10% senior notes totaling $200.0 million, which mature in June 2012. These notes were issued by Sysco International, Co., a wholly-owned subsidiary of Sysco now known as Sysco International, ULC. It is our intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

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

Total Debt

Total debt as of July 2, 2011 was $2.7 billion of which approximately 75% was at fixed rates with a weighted average of 5.9% and an average life of 15 years, and the remainder was at floating rates with a weighted average of 2.1% and an average life of one year. Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level. Sysco is currently in compliance will all debt covenants.

Other

As part of normal business activities, we issue letters of credit through major banking institutions as required by certain vendor and insurance agreements. As of July 2, 2011 and July 3, 2010, letters of credit outstanding were $23.0 million and $28.4 million, respectively.

Other Considerations

Multi-Employer Pension Plans

As discussed in Note 18, “Commitments and Contingencies”, to the Consolidated Financial Statements in Item 8, we contribute to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which we participate. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2009 to December 31, 2009, we estimate our share of withdrawal liability on most of the multi-employer plans in which we participate could have been as much as $200.0 million as of July 2, 2011 based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2009; therefore, our estimated liability reflects the asset losses incurred by the financial markets as of that date. Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

From time to time, we may voluntarily withdraw from multi-employer pension plans to minimize or limit our future exposure to these plans. In the third quarter of fiscal 2011, the union members of one of our subsidiaries voted to withdraw from the union’s multi-employer pension plan and join Sysco’s company-sponsored Retirement Plan. This action triggered a partial withdrawal from the multi-employer pension plan. As a result, during the third quarter of fiscal 2011, we recorded a withdrawal liability provision of approximately $36.1 million related to this plan. We have experienced other instances triggering voluntary withdrawal from multi-employer pension plans. Total withdrawal liability provisions recorded include $41.5 million in fiscal 2011, $2.9 million in fiscal 2010 and $9.6 million in fiscal 2009. As of July 2, 2011, we had approximately $42.4 million in liabilities recorded related to certain multi-employer defined benefit plans for which our voluntary withdrawal had already occurred, which includes the liability recorded in the third quarter of fiscal 2011. Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are adjusted up to the period of payment to reflect any changes to these estimates. If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, we could have additional liability. We do not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which we have voluntarily withdrawn.

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

BSCC Cooperative Structure

Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), was a cooperative taxed under subchapter T of the United States Internal Revenue Code, the operation of which had resulted in a deferral of tax payments. The IRS, in connection with its audits of our 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that we had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the IRS in the first quarter of fiscal 2010 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts that were recorded within deferred taxes related to BSCC over a three-year period and make a one-time payment of $41.0 million, of which approximately $39.0 million was non-deductible. The settlement addressed the BSCC deferred tax issue as it relates to the IRS audit of our 2003 through 2006 federal income tax returns, and settles the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, we agreed to pay the amounts owed in the following schedule:

(In thousands)

Fiscal 2010	$528,000
Fiscal 2011	212,000
Fiscal 2012	212,000

As noted in the table above, payments related to the settlement were $212.0 million and $528.0 million in fiscal 2011 and fiscal 2010, respectively. Remaining amounts to be paid in 2012 will be paid in connection with our quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. We believe we have access to sufficient cash on hand, cash flows from operations and current access to capital to make payments required in fiscal 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth, as of July 2, 2011, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Recorded Contractual Obligations:
Short-term bank borrowings	$181,975	$181,975	$—	$—	$—
Long-term debt	2,442,839	200,164	462,239	1,245	1,779,191
Capital lease obligations	43,709	6,867	7,840	4,132	24,870
Deferred compensation(1)	90,985	11,010	15,793	11,005	53,177
SERP and other postretirement plans(2)	287,247	23,427	49,592	54,655	159,573
Multi-employer pension plans(3)	42,442	5,426	37,016	—	—
Unrecognized tax benefits and interest(4)	80,632
IRS deferred tax settlement(4)	212,000	212,000	—	—	—
Unrecorded Contractual Obligations:
Interest payments related to commercial paper and debt(5)	1,347,640	126,093	221,305	202,664	797,578
Retirement plan(6)	972,090	—	285,780	229,090	457,220
Long-term non-capitalized leases	221,457	50,962	69,590	43,479	57,426
Purchase obligations(7)	2,186,350	1,882,961	242,436	60,953	—

Total contractual cash obligations	$8,109,366	$2,700,885	$1,391,591	$607,223	$3,329,035

(1)	The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)	Includes estimated contributions to the unfunded SERP and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2021, based on actuarial assumptions.

(3)	Represents voluntary withdrawal liabilities recorded and excludes normal contributions required under our collective bargaining agreements.

(4)	Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions. As of July 2, 2011, we had a liability of $56.2 million for unrecognized tax benefits for all tax jurisdictions and $24.5 million for related interest that could result in cash payment. Sysco reached a settlement with the IRS in the first quarter of fiscal 2010 related to timing of tax payments. Apart from this item, we are not able to reasonably estimate the timing of non-current payments or the amount by which the liability will increase or decrease over time. Accordingly, the related non-current balances have not been reflected in the “Payments Due by Period” section of the table.

(5)	Includes payments on floating rate debt based on rates as of July 2, 2011, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates. The impact of our outstanding fixed-to-floating interest rate swaps on the fixed rate debt interest payments is included as well based on the floating rates in effect as of July 2, 2011.

(6)	Provides the estimated minimum contribution to the Retirement Plan through fiscal 2021 to meet ERISA minimum funding requirements under the assumption that we only make minimum funding requirement contributions each year, based on actuarial assumptions.

(7)	For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our sourcing initiative. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with a third party to provide hardware and hardware hosting services over a ten year period ending in fiscal 2015 (See discussion under Note 18, “Commitments and Contingencies”, to the Notes to Consolidated Financial Statements in Item 8), fixed electricity agreements and fixed fuel purchase commitments. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of July 2, 2011 included $56.6 million. This amount is not included in the table above.

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

For guidance in determining the discount rates, we calculate the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate for determining fiscal 2011 net pension costs for the Retirement Plan, which was determined as of the July 3, 2010 measurement date, decreased 187 basis points to 6.15%. The discount rate for determining fiscal 2011 net pension costs for the SERP, which was determined as of the July 3, 2010 measurement date, decreased 79 basis points to 6.35%. The combined effect of these discount rate changes increased our net company-sponsored pension costs for all plans for fiscal 2011 by an estimated $85.6 million. The discount rate for determining fiscal 2012 net pension costs for the Retirement Plan, which was determined as of the July 2, 2011 measurement date, decreased 21 basis points to 5.94%. The discount rate for determining fiscal 2012 net pension costs for the SERP, which was determined as of the July 2, 2011 measurement date, decreased 42 basis points to 5.93%. The combined effect of these discount rate changes will increase our net company-sponsored pension costs for all plans for fiscal 2012 by an estimated $14.3 million. A 100 basis point increase in the discount rates for fiscal 2012 would decrease Sysco’s net company-sponsored pension cost by $59.0 million, while a 100 basis point decrease in the discount rates would increase pension cost by $68.7 million. The impact of a 100 basis point increase in the discount rates differs from the impact of a 100 basis point decrease in discount rates because the liabilities are less sensitive to change at higher discount rates. Therefore, a 100 basis point increase in the discount rate will not generate the same magnitude of change as a 100 basis point decrease in the discount rate.

We look to actual plan experience in determining the rates of increase in compensation levels. We used a plan specific age-related set of rates for the Retirement Plan, which are equivalent to a single rate of 5.30% as of July 2, 2011 and July 3, 2010. For determining the benefit obligations as of July 2, 2011 and July 3, 2010, the SERP calculations use an age-graded salary growth assumption.

The expected long-term rate of return on plan assets of the Retirement Plan was 8.00% for fiscal 2011 and fiscal 2010. The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 8.1%, 4.0%, 4.1%, and 18.5%, over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2010, respectively. In addition, in nine of the last 15 years, the actual return on plan assets has exceeded 10%. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the Retirement Plan is 7.75% for fiscal 2012. A 100 basis point increase (decrease) in the assumed rate of return for fiscal 2012 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2012 by approximately $20.9 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 2, 2011 was a charge, net of tax, of $501.1 million. The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 3, 2010 was a charge, net of tax, of $598.8 million.

Changes in the assumptions, including changes to the discount rate discussed above, together with the normal growth of the plans, the impact of actuarial losses from prior periods and the timing and amount of contributions, increased net company-sponsored pension costs by approximately $60 million in fiscal 2011. Changes in the assumptions, including changes to the discount rate discussed above, together with the normal growth of the plans, the impact of actuarial losses from prior periods, the impact of plan amendments and the timing and amount of contributions are expected to decrease net company-sponsored pension costs in fiscal 2012 by approximately $27 million.

We made cash contributions to our company-sponsored pension plans of $161.7 million and $297.9 million in fiscal years 2011 and 2010, respectively. Included in the $161.7 million of contributions in fiscal 2011 was a $140.0 million contribution to our Retirement Plan that would normally have been made in fiscal 2012. We did not have a minimum required contribution to the Retirement Plan for the calendar 2010 plan year to meet ERISA minimum funding requirements. Included in the $297.9 million of contributions in fiscal 2010 the minimum required contribution for the calendar 2009 plan year to meet ERISA minimum funding requirements, as well as a $140.0 million contribution to our Retirement Plan that would normally have been made in fiscal 2011. We do not have a minimum required contribution to the Retirement Plan for the calendar 2011 plan year to meet ERISA minimum funding requirements that must be made in fiscal 2012. Additional contributions to our Retirement Plan are not currently anticipated in fiscal 2012, however we will evaluate our funding position at the end of fiscal 2012 and select the timing for a contribution at that time. The estimated fiscal 2012 contributions to fund benefit payments for the SERP plan are approximately $23 million.

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

In addition, annually in our fourth quarter or more frequently as needed, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values of the applicable reporting units exceed the carrying values of these assets. The reporting units used in assessing goodwill impairment are our eight operating segments as described in Note 19, “Business Segment Information,” to the Consolidated Financial Statements in Item 8. The components within each of our eight operating segments have similar economic characteristics and therefore are aggregated into eight reporting units.

We arrive at our estimates of fair value using a combination of discounted cash flow and earnings multiple models. The results from each of these models are then weighted and combined into a single estimate of fair value for each of our eight operating segments. We use a 60% weighting for our discounted cash flow valuation and 40% for the earnings multiple models giving greater emphasis to our discounted cash flow model because the forecasted operating results that serve as a basis for the analysis incorporate management’s outlook and anticipated changes for the businesses. The primary assumptions used in these various models include estimated earnings multiples of comparable acquisitions in the industry including control premiums, earnings multiples on acquisitions completed by Sysco in the past, future cash flow estimates of the reporting units, which are dependent on internal forecasts and projected growth rates, and weighted average cost of capital, along with working capital and capital expenditure requirements. When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units. We update our projections used in our discounted cash flow model based on historical performance and changing business conditions for each of our reporting units.

Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss. There were no impairments of goodwill or indefinite-lived intangibles recorded as a result of assessment in fiscal 2011, 2010 and 2009. Our past estimates of fair value for fiscal 2010 and 2009 have not been materially different when revised to include subsequent years’ actual results. Sysco has not made any material changes in its impairment assessment methodology during the past three fiscal years. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. In the fiscal 2011 analysis our estimates of fair value did not require additional analysis; however, we would have performed additional analysis to determine if an impairment existed for the following reporting units if our estimates of fair value were decreased by the following amounts. First, our reporting unit that distributes to international customers would have required additional analysis if the estimated fair value had been 26% lower. Second, our European Broadline company would have required additional analysis if the estimated fair value had been 27% lower. Third, our lodging industry products reporting unit would have required additional analysis if the estimated fair value had been 29% lower. Lastly, our specialty produce operations would have required additional analysis if the estimated fair value had been 34% lower. At July 2, 2011, these four reporting units had goodwill aggregating $498.3 million. For the remainder of our reporting units which at July 2, 2011 had goodwill aggregating $1.1 billion, we would have performed additional analysis to determine if an impairment existed for a reporting unit if the estimated fair value for any of these reporting units had declined by greater than 50%.

Certain reporting units (European Broadline, specialty produce, custom-cut meat, lodging industry products and international distribution operations) have a greater proportion of goodwill recorded to estimated fair value as compared to the United States Broadline, Canadian Broadline or SYGMA reporting units. This is primarily due to these businesses having been recently acquired, and as a result there has been less history of organic growth than in the United States Broadline, Canadian Broadline and SYGMA reporting units. In addition, these businesses also have lower levels of cash flow than the United States Broadline reporting units. As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn.

Share-Based Compensation

We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.

As of July 2, 2011, there was $61.3 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.62 years.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about Sysco’s ability to increase its sales and market share and grow earnings, the continuing impact of economic conditions on consumer confidence and our business, sales and expense trends, including expectations regarding pay-related expense and pension costs, anticipated multi-employer pension related liabilities and contributions to various multi-employer pension plans, expectations regarding potential payments of unrecognized tax benefits and interest, expectations regarding share repurchases, expected trends in fuel pricing, usage costs and surcharges, our expectation regarding the provision for losses on accounts receivable, expected implementation, costs and benefits of the ERP system, estimated expenses and capital expenditures related to our Business Transformation Project in fiscal 2012, our plan to continue to explore and identify opportunities to grow in international markets and adjacent areas that complement our core business, the impact of ongoing legal proceedings, the loss of SYGMA’s largest customer not having a material adverse effect on Sysco as a whole, compliance with laws and government regulations not having a material effect on our capital expenditures, earnings or competitive position, anticipated acquisitions and capital expenditures and the sources of financing for them, continued competitive advantages and positive results from strategic initiatives, anticipated company-sponsored pension plan liabilities, our expectations regarding cash flow from operations, the availability and adequacy of insurance to cover liabilities, the impact of future adoption of accounting pronouncements, predictions regarding the impact of changes in estimates used in impairment analyses, the anticipated impact of changes in foreign currency exchange rates and Sysco’s ability to meet future cash requirements and remain profitable.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors discussed at Item 1.A. above and elsewhere. In addition, the success of Sysco’s strategic initiatives could be affected by conditions in the economy and the industry and internal factors such as the ability to control expenses, including fuel costs. Expected trends related to fuel costs and usage are impacted by fluctuations in the economy generally and numerous factors affecting the oil industry that are beyond our control. Our efforts to lower our cost of goods sold may be impacted by factors beyond our control, including actions by our competitors and/or customers. We have experienced delays in the implementation of our Business Transformation Project and the expected costs of our Business Transformation Project may be greater or less than currently expected, as we may encounter the need for changes in design or revisions of the project calendar and budget. Our business and results of operations may be adversely affected if we experience operating problems, scheduling delays, cost overages, or limitations on the extent of the business transformation during the ERP implementation process. As implementation of the ERP system and the Business Transformation Project begins, there may be changes in design or timing that impact near-term expense and cause us to revise the project calendar and budget, and additional hiring and training of employees and consultants may be required, which could also impact project expense and timing. Company-sponsored pension plan liabilities are impacted by a number of factors including the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets. The amount of shares repurchased in a given period is subject to a number of factors, including available cash and our general working capital needs at the time. Our plans with respect to growth in international markets and adjacent areas that complement our core business are subject to the company’s other strategic initiatives and plans and economic conditions generally. Legal proceedings are impacted by events, circumstances and individuals beyond the control of Sysco. The need for additional borrowing or other capital is impacted by factors that include capital expenditures or acquisitions in excess of those currently anticipated, stock repurchases at historical levels, or other unexpected cash requirements. Predictions regarding the future adoption of accounting pronouncements involve estimates without the benefit of precedent, and if our estimates turn out to be materially incorrect, our assessment of the impact of the pronouncement could prove incorrect, as well. The anticipated impact of compliance with laws and regulations also involves the risk that estimates may turn out to be materially incorrect, and laws and regulations, as well as methods of enforcement, are subject to change.

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

Fiscal 2011

As of July 2, 2011, we had no commercial paper outstanding. Total debt as of July 2, 2011 was $2.7 billion, of which approximately 75% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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

As of July 2, 2011, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $7.4 million. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of July 2, 2011, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $6.1 million. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.

The following tables present our interest rate position as of July 2, 2011. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 2, 2011
	Principal Amount by Expected Maturity
	Average Interest Rate
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In thousands)

U.S. $ Denominated:
Fixed Rate Debt	$205,616	$3,682	$1,910	$1,117	$632	$1,772,072	$1,985,029	$2,214,529
Average Interest Rate	6.0%	4.1%	4.4%	4.4%	4.6%	5.8%	5.9%
Floating Rate Debt(1)	$181,975	$253,316	$208,779	$1,100	$—	$12,500	$657,670	$676,075
Average Interest Rate	2.0%	2.4%	1.9%	0.2%	—	0.5%	2.0%
Canadian $ Denominated:
Fixed Rate Debt	$1,178	$1,173	$1,219	$1,264	$1,264	$19,492	$25,590	$28,549
Average Interest Rate	7.7%	8.4%	8.7%	8.8%	9.3%	9.8%	9.5%
Euro € Denominated:
Fixed Rate Debt	$234	$—	$—	$—	$—	$—	$234	$261
Average Interest Rate	8.9%	—	—	—	—	—	8.9%

(1)	Includes fixed rate debt that has been converted to floating rate debt through interest rate swap agreements.

	Interest Rate Position as of July 2, 2011
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In thousands)

Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$—	$250,000	$200,000	$—	$—	$—	$450,000	$13,482
Average Variable Rate Paid:
Rate A Plus	—	2.1%	2.1%	—	—	—	2.1%
Fixed Rate Received	—	4.2%	4.6%	—	—	—	4.4%

Rate A — three-month LIBOR

Fiscal 2010

As of July 3, 2010, we had no commercial paper outstanding. Total debt as of July 3, 2010 was $2.5 billion, of which approximately 81% was at fixed rates of interest including the impact of our interest rate swap agreements.

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

The following tables present our interest rate positions as of July 3, 2010. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of July 3, 2010
	Principal Amount by Expected Maturity
	Average Interest Rate
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(In thousands)

U.S. $ Denominated:
Fixed Rate Debt	$6,250	$204,658	$2,471	$1,275	$552	$1,766,234	$1,981,440	$2,262,961
Average Interest Rate	4.5%	6.1%	4.7%	4.0%	3.5%	5.8%	5.9%
Floating Rate Debt(1)	$—	$—	$252,801	$208,249	$1,100	$12,500	$474,650	$483,872
Average Interest Rate	—	—	2.5%	2.2%	0.3%	0.6%	2.3%
Canadian $ Denominated:
Fixed Rate Debt	$894	$957	$944	$979	$1,061	$18,676	$23,511	$26,851
Average Interest Rate	7.6%	8.0%	8.8%	9.1%	9.2%	9.8%	9.5%
Euro € Denominated:
Fixed Rate Debt	$826	$205	$—	$—	$—	$—	$1,031	$1,177
Average Interest Rate	8.9%	8.9%	—	—	—	—	8.9%

	Interest Rate Position as of July 3, 2010
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(In thousands)

Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$—	$—	$250,000	$200,000	$—	$—	$450,000	$11,045
Average Variable Rate Paid:
Rate A Plus	—	—	2.1%	2.1%	—	—	2.1%
Fixed Rate Received	—	—	4.2%	4.6%	—	—	4.4%

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency. To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk. We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars. Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5% in fiscal 2011 compared to fiscal 2010 and 0.9% in fiscal 2010 compared to fiscal 2009. The impact to our operating income, net earnings and earnings per share was not material in fiscal 2011 and fiscal 2010. A 10% unfavorable change in the fiscal 2011 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively impacted fiscal 2011 sales by 0.6% and would not have materially impacted our operating income, net earnings and earnings per share. We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

Our Canadian financing subsidiary has the U.S. dollar as its functional currency and has notes denominated in U.S. dollars. We have the potential to create taxable income in Canada when this debt is paid due to changes in the exchange rate from the inception of the debt through the payment date. A 10% unfavorable change in the fiscal 2011 year-end exchange rate and the resulting increase in the tax liability associated with these notes would not have a material impact on our results of operations.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. During fiscal 2011, 2010 and 2009, fuel costs related to outbound deliveries represented approximately 0.6%, 0.6% and 0.8% of sales, respectively. Fuel costs, excluding any amounts recovered through fuel surcharges, incurred by Sysco increased by approximately $33.0 million in fiscal 2011 from fiscal 2010 and decreased by $71.8 million in fiscal 2010 over fiscal 2009.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of July 2, 2011, we had forward diesel fuel commitments totaling approximately $86 million through June 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for the first 26 weeks of fiscal 2012 and near the current market price for diesel for the remainder of the fiscal year.

Fuel costs in fiscal 2012, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $35 million to $45 million as compared to fiscal 2011. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2012 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. A 10% unfavorable change in diesel prices from the market price used in our estimates above would change the range of potential increase to $55 million to $65 million.

Investment Risk

Our company-sponsored qualified pension plan (Retirement Plan) holds investments in both equity and fixed income securities. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and pension expense to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets. Specifically, decreases in these interest rates may have a material impact on our results of operations. To the extent the financial markets experience declines, our anticipated future contributions, pension expense and funded status will be affected for future years. A 10% unfavorable change in the value of the investments held by our company-sponsored Retirement Plan at the plan’s fiscal year end (December 31, 2010) would not have a material impact on our anticipated future contributions for fiscal 2012; however, this unfavorable change would increase our pension expense for fiscal 2012 by $39.8 million and would reduce our shareholders’ equity on our balance sheet as of July 2, 2011 by $129.7 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of July 2, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of July 2, 2011, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of July 2, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Sysco Corporation

We have audited Sysco Corporation (a Delaware Corporation) and its subsidiaries’ internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sysco Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sysco Corporation maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 2, 2011 and July 3, 2010 and the related consolidated results of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 2, 2011 of Sysco Corporation and subsidiaries and our report dated August 30, 2011 expressed an unqualified opinion thereon.

Houston, Texas
August 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders
Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of July 2, 2011 and July 3, 2010, and the related consolidated results of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 2, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 2, 2011 and July 3, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 2, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sysco Corporation and its subsidiaries’ internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2011 expressed an unqualified opinion thereon.

Houston, Texas
August 30, 2011

SYSCO

CONSOLIDATED BALANCE SHEETS

	July 2, 2011	July 3, 2010
	(In thousands except for
	share data)

ASSETS
Current assets
Cash and cash equivalents	$639,765	$585,443
Short-term investments	—	23,511
Accounts and notes receivable, less allowances of $42,436 and $36,573	2,898,283	2,617,352
Inventories	2,073,766	1,771,539
Prepaid expenses and other current assets	72,496	70,992
Prepaid income taxes	48,572	7,421

Total current assets	5,732,882	5,076,258
Plant and equipment at cost, less depreciation	3,512,389	3,203,823
Other assets
Goodwill	1,633,289	1,549,815
Intangibles, less amortization	109,938	106,398
Restricted cash	110,516	124,488
Prepaid pension cost	—	—
Other assets	286,541	252,919

Total other assets	2,140,284	2,033,620

Total assets	$11,385,555	$10,313,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$181,975	$—
Accounts payable	2,183,417	1,953,092
Accrued expenses	856,569	870,114
Deferred income taxes	146,083	178,022
Current maturities of long-term debt	207,031	7,970

Total current liabilities	3,575,075	3,009,198
Other liabilities
Long-term debt	2,279,517	2,472,662
Deferred income taxes	204,223	271,512
Other long-term liabilities	621,498	732,803

Total other liabilities	3,105,238	3,476,977
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share
Authorized 1,500,000 shares, issued none	—	—
Common stock, par value $1 per share
Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	887,754	816,833
Retained earnings	7,681,669	7,134,139
Accumulated other comprehensive loss	(259,958)	(480,251)
Treasury stock, 173,597,346 and 176,768,795 shares, at cost	(4,369,398)	(4,408,370)

Total shareholders’ equity	4,705,242	3,827,526

Total liabilities and shareholders’ equity	$11,385,555	$10,313,701

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended
		July 3, 2010
	July 2, 2011	(53 Weeks)	June 27, 2009
	(In thousands except for share and per share data)

Sales	$39,323,489	$37,243,495	$36,853,330
Cost of sales	32,002,341	30,136,009	29,816,999

Gross profit	7,321,148	7,107,486	7,036,331
Operating expenses	5,389,646	5,131,618	5,164,120

Operating income	1,931,502	1,975,868	1,872,211
Interest expense	118,267	125,477	116,322
Other expense (income), net	(14,219)	802	(14,945)

Earnings before income taxes	1,827,454	1,849,589	1,770,834
Income taxes	675,424	669,606	714,886

Net earnings	$1,152,030	$1,179,983	$1,055,948

Net earnings:
Basic earnings per share	$1.96	$1.99	$1.77
Diluted earnings per share	1.96	1.99	1.77

Average shares outstanding	586,526,142	592,157,221	595,127,577
Diluted shares outstanding	588,691,546	593,590,042	596,069,204

Dividends declared per common share	$1.03	$0.99	$0.94

See Notes to Consolidated Financial Statements

SYSCO

CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amounts	Totals
	(In thousands except for share data)

Balance as of June 28, 2008	765,174,900	$765,175	$712,208	$6,041,429	$(68,768)	163,942,358	$4,041,058	3,408,986
Net earnings				1,055,948				1,055,948
Foreign currency translation adjustment					(84,452)			(84,452)
Amortization of cash flow hedge, net of tax					428			428
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					13,335			13,335
Pension liability assumption, net of tax					(16,450)			(16,450)
Pension funded status adjustment, net of tax					(122,079)			(122,079)

Comprehensive income								846,730
Dividends declared				(557,487)				(557,487)
Treasury stock purchases						16,951,200	438,842	(438,842)
Share-based compensation awards			48,144			(5,745,155)	(142,171)	190,315

Balance as of June 27, 2009	765,174,900	$765,175	$760,352	$6,539,890	$(277,986)	175,148,403	$4,337,729	$3,449,702

Net earnings				1,179,983				1,179,983
Foreign currency translation adjustment					49,973			49,973
Amortization of cash flow hedge, net of tax					428			428
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					27,464			27,464
Pension funded status adjustment, net of tax					(280,130)			(280,130)

Comprehensive income								977,718
Dividends declared				(585,734)				(585,734)
Treasury stock purchases						6,000,000	179,174	(179,174)
Share-based compensation awards			56,481			(4,379,608)	(108,533)	165,014

Balance as of July 3, 2010	765,174,900	$765,175	$816,833	$7,134,139	$(480,251)	176,768,795	$4,408,370	$3,827,526

Net earnings				1,152,030				1,152,030
Foreign currency translation adjustment					122,217			122,217
Amortization of cash flow hedge, net of tax					428			428
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					51,659			51,659
Pension funded status adjustment, net of tax					45,989			45,989

Comprehensive income								1,372,323
Dividends declared				(604,500)				(604,500)
Treasury stock purchases						10,000,000	291,600	(291,600)
Treasury stock issued for acquisitions			(10,625)			(422,132)	(10,625)	—
Share-based compensation awards			81,546			(12,749,317)	(319,947)	401,493

Balance as of July 2, 2011	765,174,900	$765,175	$887,754	$7,681,669	$(259,958)	173,597,346	$4,369,398	$4,705,242

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED CASH FLOWS

	Year Ended
		July 3, 2010
	July 2, 2011	(53 Weeks)	June 27, 2009
	(In thousands)

Cash flows from operating activities:
Net earnings	$1,152,030	$1,179,983	$1,055,948
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	59,235	66,358	56,030
Depreciation and amortization	402,588	389,976	382,339
Deferred income taxes	(165,239)	(121,865)	(294,162)
Provision for losses on receivables	42,623	34,931	74,638
Other non-cash items	(9,454)	2,550	(3,586)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(252,641)	(166,426)	188,748
(Increase) decrease in inventories	(254,738)	(106,172)	177,590
Decrease (increase) in prepaid expenses and other current assets	341	(6,271)	(678)
Increase (decrease) in accounts payable	187,410	154,811	(198,284)
(Decrease) increase in accrued expenses	(43,348)	58,002	(120,314)
(Decrease) increase in accrued income taxes	(44,202)	(296,475)	325,482
(Increase) in other assets	(26,966)	(31,514)	(15,701)
Increase (decrease) in other long-term liabilities and prepaid pension cost, net	44,308	(271,692)	(48,380)
Excess tax benefits from share-based compensation arrangements	(429)	(768)	(2,921)

Net cash provided by operating activities	1,091,518	885,428	1,576,749

Cash flows from investing activities:
Additions to plant and equipment	(636,442)	(594,604)	(464,561)
Proceeds from sales of plant and equipment	19,069	21,710	25,244
Acquisition of businesses, net of cash acquired	(101,148)	(29,293)	(218,075)
Purchases of short-term investments	—	(85,071)	—
Maturities of short-term investments	24,993	61,568	—
Decrease (increase) in restricted cash	13,972	(30,630)	(1,271)

Net cash used for investing activities	(679,556)	(656,320)	(658,663)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	181,975	—	—
Other debt borrowings	4,411	7,091	506,611
Other debt repayments	(8,732)	(10,695)	(10,173)
Debt issuance costs	(7)	(7)	(3,693)
Proceeds from common stock reissued from treasury for share-based compensation awards	332,688	94,750	111,780
Treasury stock purchases	(291,600)	(179,174)	(438,843)
Dividends paid	(597,071)	(579,763)	(548,246)
Excess tax benefits from share-based compensation arrangements	429	768	2,921

Net cash used for financing activities	(377,907)	(667,030)	(379,643)

Effect of exchange rates on cash	20,267	4,714	334

Net increase (decrease) in cash and cash equivalents	54,322	(433,208)	538,777
Cash and cash equivalents at beginning of period	585,443	1,018,651	479,874

Cash and cash equivalents at end of period	$639,765	$585,443	$1,018,651

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$119,050	$127,411	$108,608
Income taxes	907,720	1,141,963	735,772

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions, (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for approximately 400,000 customers from 177 distribution facilities located throughout the United States, Canada and Ireland.

Sysco’s fiscal year ends on the Saturday nearest to June 30th. This resulted in a 52-week year ending July 2, 2011, a 53-week year ending July 3, 2010 for fiscal 2010 and a 52-week year ending June 27, 2009 for 2009.

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

Certain internal and external costs related to the acquisition and development of internal use software being built within our Business Transformation Project are capitalized within plant and equipment during the application development stages of the project. This project is primarily in the development stage as of July 2, 2011 and no material depreciation has occurred.

Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized for the past three fiscal years was $13.9 million in fiscal 2011, $10.0 million in fiscal 2010 and $3.5 million in fiscal 2009.

Long-Lived Assets

Management reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured at fair value.

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

Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from three to ten years. Management reviews finite-lived intangibles for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the finite-lived intangibles are estimated over the intangible asset’s useful life based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the finite-lived intangible asset may not be recoverable, the potential impairment is measured at fair value.

Restricted Cash

Sysco is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. Sysco has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit. All amounts in restricted cash at July 2, 2011 and July 3, 2010 represented funds deposited in insurance trusts.

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

Investments in Corporate-Owned Life Insurance

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses. The company does not record deferred tax balances related to cash surrender value gains or losses for the policies that Sysco has the intent to hold these policies to maturity. Deferred tax balances are recorded for those policies that Sysco intends to redeem prior to maturity. The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $231.3 million and $203.2 million at July 2, 2011 and July 3, 2010, respectively.

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $2,222.1 million in fiscal 2011, $2,103.3 million in fiscal 2010, and $2,136.8 million in fiscal 2009.

Insurance Program

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.

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

Income Taxes

Sysco recognizes deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Sysco recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon settlement. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, estimated amounts required by the accounting guidance related to uncertain tax positions have been accrued and are classified as a component of income taxes in the consolidated results of operations.

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

3.	NEW ACCOUNTING STANDARDS

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued Accounting Standard Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amends ASC 820, “Fair Value Measurement” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. In addition, the update explains how to measure fair value, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update is effective for interim reporting periods ending after December 15, 2011, which is the third quarter of fiscal 2012 for Sysco. The amendments in this update are to be applied prospectively and early application of this standard is not permitted. Sysco is currently evaluating the impact the adoption of ASU 2011-04 will have on its consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standard Update 2011-05, “Presentation of Comprehensive Income.” This update amends ASC 220, “Comprehensive Income” to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for Sysco. The amendments in this update should be applied retrospectively and early application is permitted. Sysco is currently evaluating which presentation option it will utilize for comprehensive income in its consolidated financial statements.

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

Sysco’s policy is to invest in only high-quality investments. Cash equivalents primarily include time deposits, certificates of deposit, commercial paper, high-quality money market funds and all highly liquid instruments with original maturities of three months or less. Short-term investments consist of commercial paper with original maturities of greater than three months but less than one year. These investments are considered available-for-sale and are recorded at fair value. As of July 3, 2010, the difference between the fair value of the short-term investments and the original cost was not material. There were no short-term investments as of July 2, 2011. Restricted cash consists of investments in high-quality money market funds.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

•	Time deposits, certificates of deposit and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 2 measurement in the tables below.

•	Commercial paper included in short-term investments is valued using broker quotes that utilize observable market inputs. These are included as a Level 2 measurement in the tables below.

•	Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents and restricted cash as Level 1 measurements in the tables below.

•	The interest rate swap agreements, discussed further in Note 8, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. These are included as a Level 2 measurement in the tables below.

The following tables present the company’s assets measured at fair value on a recurring basis as of July 2, 2011 and July 3, 2010:

	Assets Measured at Fair Value as of July 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash and cash equivalents
Cash equivalents	$141,350	$163,465	$—	$304,815
Restricted cash	110,516	—	—	110,516
Other assets
Interest rate swap agreements	—	13,482	—	13,482

Total assets at fair value	$251,866	$176,947	$—	$428,813

	Assets Measured at Fair Value as of July 3, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash and cash equivalents
Cash equivalents	$225,400	$199,047	$—	$424,447
Short-term investments	—	23,511	—	23,511
Restricted cash	124,488	—	—	124,488
Other assets
Interest rate swap agreements	—	11,045	—	11,045

Total assets at fair value	$349,888	$233,603	$—	$583,491

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total debt approximated $2,919.4 million and $2,774.9 million as of July 2, 2011 and July 3, 2010, respectively. The carrying value of total debt was $2,668.5 million and $2,480.6 million as of July 2, 2011 and July 3, 2010, respectively.

5.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts appears below:

	2011	2010	2009
	(In thousands)

Balance at beginning of period	$36,573	$36,078	$31,730
Charged to costs and expenses	42,623	34,931	74,638
Allowance accounts resulting from acquisitions and other adjustments	1,063	(139)	1,587
Customer accounts written off, net of recoveries	(37,823)	(34,297)	(71,877)

Balance at end of period	$42,436	$36,573	$36,078

6.	PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	July 2,	July 3,	Estimated Useful
	2011	2010	Lives
	(In thousands)

Plant and equipment, at cost:
Land	$348,168	$322,626
Buildings and improvements	3,227,340	2,982,524	10-30 years
Fleet and equipment	2,275,007	2,153,531	3-10 years
Computer hardware and software	897,712	701,305	3-7 years

	6,748,227	6,159,986
Accumulated depreciation	(3,235,838)	(2,956,163)

Net plant and equipment	$3,512,389	$3,203,823

The capitalized direct costs for the internal use software portion of the company’s Business Transformation Project are included within “computer hardware and software” in the table above in the amount of $356.2 million and $181.5 million as of July 2, 2011 and July 3, 2010, respectively.

Depreciation expense, including capital leases, for the past three years was $374.0 million in 2011, $361.7 million in 2010 and $361.1 million in 2009.

7.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows:

	Broadline	SYGMA	Other	Total
	(In thousands)

Carrying amount as of June 27, 2009	$1,087,467	$32,609	$390,719	$1,510,795
Goodwill acquired during year	18,350	—	6,829	25,179
Currency translation/Other	15,651	—	(1,810)	13,841

Carrying amount as of July 3, 2010	1,121,468	32,609	395,738	1,549,815
Goodwill acquired during year	44,047	—	—	44,047
Currency translation/Other	39,442	—	(15)	39,427

Carrying amount as of July 2, 2011	$1,204,957	$32,609	$395,723	$1,633,289

Amortized intangible assets acquired during fiscal 2011 were $19.2 million with a weighted-average amortization period of eight years. By intangible asset category, the amortized intangible assets acquired during fiscal 2011 were customer relationships of $15.6 million with a weighted-average amortization period of eight years, non-compete agreements of $3.1 million with a weighted-average amortization period of five years and amortized trademarks of $0.5 million with a weighted-average amortization period of five years. The following table presents details of the company’s amortized intangible assets:

	July 2, 2011			July 3, 2010
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)

Amortized intangible assets:
Customer relationships	$190,112	$(97,846)	$92,266	$169,913	$(77,394)	$92,519
Non-compete agreements	4,574	(1,269)	3,305	2,320	(1,306)	1,014
Trademarks	1,623	(282)	1,341	1,038	(136)	902

Total amortized intangible assets	$196,309	$(99,397)	$96,912	$173,271	$(78,836)	$94,435

Intangible assets that have been fully amortized have been removed in the schedule above in the period full amortization is reached. Indefinite-lived intangible assets consisted of trademarks of $13.0 million and $12.0 million as of July 2, 2011 and July 3, 2010, respectively.

Amortization expense for the past three years was $21.9 million in 2011, $20.9 million in 2010 and $15.7 million in 2009. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of July 2, 2011 is shown below:

Amount
(In thousands)

2012	$22,513
2013	20,518
2014	19,126
2015	14,501
2016	7,668

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The location and the fair value of derivative instruments in the consolidated balance sheet as of each fiscal year-end are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Fair Value Hedge Relationships:
Interest rate swap agreements
July 2, 2011	Other assets	$13,482	N/A	N/A
July 3, 2010	Other assets	$11,045	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for each fiscal year presented on a pre-tax basis are as follows:

		Amount of (Gain) or Loss
	Location of (Gain)	Recognized in Income
	or Loss Recognized		2010
	in Income	2011	(53 Weeks)	2009
	(In thousands)

Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(9,026)	$(10,557)	N/A

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for fiscal 2011 and fiscal 2010. The interest rate swaps do not contain a credit-risk-related contingent feature.

9.	SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program. A summary of the activity in self-insured liabilities appears below:

	2011	2010	2009
	(In thousands)

Balance at beginning of period	$128,997	$132,551	$117,725
Charged to costs and expenses	325,540	321,373	328,830
Payments	(324,866)	(324,927)	(314,004)

Balance at end of period	$129,671	$128,997	$132,551

10.	DEBT AND OTHER FINANCING ARRANGEMENTS

Sysco’s debt consists of the following:

	July 2, 2011	July 3, 2010
	(In thousands)

Short-term bank borrowings, interest at 2.0% as of July 2, 2011	$181,975	$—
Senior notes, interest at 6.1%, maturing in fiscal 2012	200,092	200,186
Senior notes, interest at 4.2%, maturing in fiscal 2013	253,316	252,801
Senior notes, interest at 4.6%, maturing in fiscal 2014	208,779	208,249
Senior notes, interest at 5.25%, maturing in fiscal 2018	497,724	497,379
Senior notes, interest at 5.375%, maturing in fiscal 2019	248,693	248,524
Debentures, interest at 7.16%, maturing in fiscal 2027	50,000	50,000
Debentures, interest at 6.5%, maturing in fiscal 2029	224,593	224,570
Senior notes, interest at 5.375%, maturing in fiscal 2036	499,639	499,625
Senior notes, interest at 6.625%, maturing in fiscal 2039	245,524	245,364
Industrial Revenue Bonds and other debt, interest averaging 5.9% as of July 2, 2011 and 5.7% as of July 3, 2010, maturing at various dates to fiscal 2026	58,188	53,934

Total debt	2,668,523	2,480,632
Less current maturities of long-term debt	(207,031)	(7,970)
Less short-term bank borrowings	(181,975)	—

Net long-term debt	$2,279,517	$2,472,662

The principal payments required to be made during the next five fiscal years on debt outstanding as of July 2, 2011 are shown below:

Amount
(In thousands)

2012	$207,031
2013	258,171
2014	211,908
2015	3,481
2016	1,896

Short-term Borrowings

As of July 2, 2011, Sysco had uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95.0 million. As of July 3, 2010, Sysco had uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $88.0 million. There were no borrowings outstanding under these lines of credit as of July 2, 2011 or July 3, 2010, respectively.

As of July 2, 2011 and July 3, 2010, the company’s Irish subsidiary, Pallas Foods Limited, had a €10.0 million (Euro) committed facility for unsecured borrowings for working capital. There were no borrowings outstanding under this facility as of July 2, 2011 or July 3, 2010.

On June 30, 2011, a Canadian subsidiary of Sysco entered into a short-term demand loan facility for the purpose of facilitating a distribution from the Canadian subsidiary to Sysco, and Sysco concurrently entered into an agreement with the bank to guarantee the loan. As of July 2, 2011, the amount outstanding under the facility was $182.0 million. The interest rate under the facility was 2.0% and payable on the due date. The loan was repaid in full on July 4, 2011.

Commercial Paper and Revolving Credit Facility

Sysco has a Board-approved commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1,300.0 million.

Sysco and one of its subsidiaries, Sysco International, ULC., have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs. The facility in the amount of $1,000.0 million expires on November 4, 2012, but is subject to extension.

During fiscal 2011, 2010 and 2009, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $330.3 million, zero to $1.8 million, and zero to $165.0 million, respectively. There were no commercial paper issuances outstanding as of July 2, 2011 and July 3, 2010, respectively.

Fixed Rate Debt

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

The 4.20% senior notes due February 12, 2013, 4.60% senior notes due March 15, 2014, the 5.25% senior notes due February 12, 2018, the 5.375% senior notes due September 21, 2035 and the 6.5% debentures due August 1, 2028 are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows Sysco to retire the debentures and notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture and note holders are not penalized by the early redemption.

The 7.16% debentures due April 15, 2027 are unsecured, are not subject to any sinking fund requirement and are no longer redeemable prior to maturity.

The 6.10% senior notes due June 1, 2012, issued by Sysco International, Co., a wholly-owned subsidiary of Sysco now known as Sysco International, ULC, are fully and unconditionally guaranteed by Sysco Corporation, are not subject to any sinking fund requirement, and include a redemption provision which allows Sysco International, ULC. to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by the early redemption.

Sysco’s Industrial Revenue Bonds have varying structures. Final maturities range from four to 15 years and certain of the bonds provide Sysco the right to redeem the bonds at various dates. These redemption provisions generally provide the bondholder a premium in the early redemption years, declining to par value as the bonds approach maturity.

Total Debt

Total debt as of July 2, 2011 was $2,668.5 million of which approximately 75% was at fixed rates with a weighted average of 5.9% and an average life of 15 years, and the remainder was at floating rates with a weighted average of 2.1% and an average life of one year. Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level. Sysco is currently in compliance with all debt covenants.

Other

As of July 2, 2011 and July 3, 2010 letters of credit outstanding were $23.0 million and $28.4 million, respectively.

11.	LEASES

Sysco has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $79.3 million, $80.7 million, and $83.7 million in fiscal 2011, 2010 and 2009, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

Aggregate minimum lease payments by fiscal year under existing non-capitalized long-term leases are as follows:

Amount
(In thousands)

2012	$50,962
2013	39,239
2014	30,531
2015	24,814
2016	18,665
Thereafter	57,426

12.	EMPLOYEE BENEFIT PLANS

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

The company’s defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation. Sysco’s expense related to this plan was $19.8 million in fiscal 2011, $22.8 million in fiscal 2010, and $30.2 million in fiscal 2009.

Sysco’s contributions to multi-employer pension plans, which include payments for voluntary withdrawals, were $32.8 million, $51.5 million, and $48.0 million in fiscal 2011, 2010 and 2009, respectively. Payments for voluntary withdrawals included in contributions were approximately zero, $17.4 million and $15.0 million in fiscal 2011, 2010 and 2009, respectively. See further discussion of Sysco’s participation in multi-employer pension plans in Note 18, “Commitments and Contingencies.”

In addition to receiving benefits upon retirement under the company’s Retirement Plan, participants in the Management Incentive Plan (see “Management Incentive Compensation” in Note 15, “Share-Based Compensation”) will receive benefits under a Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represents the funded status of a given plan. The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below. The caption “Pension Benefits” in the tables below includes both the Retirement Plan and the SERP.

	Pension Benefits		Other Postretirement Plans
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$2,212,304	$1,551,944	$8,461	$7,197
Service cost	99,443	66,650	396	328
Interest cost	134,973	119,593	524	562
Amendments	8,252	—	987	—
Recognized net actuarial loss	121,913	523,432	157	734
Total disbursements	(60,225)	(49,315)	287	(360)

Benefit obligation at end of year	2,516,660	2,212,304	10,812	8,461

Change in plan assets:
Fair value of plan assets at beginning of year	1,666,972	1,244,085	—	—
Actual return on plan assets	337,889	174,269	—	—
Employer contribution	161,677	297,933	(287)	360
Total disbursements	(60,225)	(49,315)	287	(360)

Fair value of plan assets at end of year	2,106,313	1,666,972	—	—

Funded status at end of year	$(410,347)	$(545,332)	$(10,812)	$(8,461)

In order to meet a portion of its obligations under the SERP, Sysco maintains life insurance policies on the lives of the participants with carrying values of $170.0 million as of July 2, 2011 and $149.5 million as of July 3, 2010. These policies are not included as plan assets or in the funded status amounts in the tables above and below. Sysco is the sole owner and beneficiary of such policies. The projected benefit obligation for the SERP of $402.0 million and $363.5 million as of July 2, 2011 and July 3, 2010, respectively, was included in Other long-term liabilities on the balance sheet.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	Pension Benefits		Other Postretirement Plans
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
		(In thousands)

Current accrued benefit liability (Accrued expenses)	$(22,426)	$(21,574)	$(336)	$(333)
Non-current accrued benefit liability (Other long-term liabilities)	(387,921)	(523,758)	(10,476)	(8,128)

Net amount recognized	$(410,347)	$(545,332)	$(10,812)	$(8,461)

Accumulated other comprehensive loss (income) as of July 2, 2011 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

		Other
		Postretirement
	Pension Benefits	Plans	Total
	(In thousands)

Prior service cost	$32,187	$1,450	$33,637
Net actuarial losses (gains)	784,382	(4,798)	779,584
Transition obligation	—	294	294

Total	$816,569	$(3,054)	$813,515

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

The accumulated benefit obligation, which does not consider any salary increases, for the company-sponsored defined benefit pension plans was $2,325.2 million and $2,051.1 million as of July 2, 2011 and July 3, 2010, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	Pension Benefits		Other Postretirement Plans
	July 2,	July 3,	July 2,	July 3,
	2011(1)	2010(1)	2011	2010
	(In thousands)

Accumulated benefit obligation/aggregate benefit obligation	$2,325,171	$2,051,115	$10,812	$8,461
Fair value of plan assets at end of year	2,106,313	1,666,972	—	—

(1)	Information under Pension Benefits as of July 2, 2011 and July 3, 2010 includes both the Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

		2010
	2011	(53 Weeks)	2009
	(In thousands)

Service cost	$99,443	$66,650	$80,899
Interest cost	134,973	119,593	113,715
Expected return on plan assets	(131,921)	(104,860)	(127,422)
Amortization of prior service cost	3,960	4,209	3,793
Amortization of net actuarial loss	79,952	40,526	17,729

Net pension costs	$186,407	$126,118	$88,714

The components of other postretirement benefit costs for each fiscal year are as follows:

		2010
	2011	(53 Weeks)	2009
	(In thousands)

Service cost	$396	$328	$490
Interest cost	524	562	624
Amortization of prior service cost	185	185	130
Amortization of net actuarial gain	(388)	(490)	(158)
Amortization of transition obligation	153	153	153

Net other postretirement benefit costs	$870	$738	$1,239

Net company-sponsored pension costs increased $60.3 million in fiscal 2011 due primarily to a decrease in discount rates used to calculate our projected benefit obligation and related pension expense, partially offset by reduced amortization of expense from actuarial gains from higher returns on assets of Sysco’s Retirement Plan during fiscal 2010. Net company-sponsored pension costs in fiscal 2012 are expected to decrease by approximately $27.3 million over fiscal 2011 due primarily to higher returns on assets of Sysco’s Retirement Plan during fiscal 2011.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

		2010
	2011	(53 Weeks)	2009
	(In thousands)

Amortization of prior service cost	$3,960	$4,209	$3,793
Amortization of net actuarial loss	79,952	40,526	17,729
Pension liability assumption (prior service cost)	—	—	(26,704)
Prior service cost arising in current year	(8,252)	—	(48)
Net actuarial gain (loss) arising in current year	84,055	(454,023)	(201,417)

Net pension costs	$159,715	$(409,288)	$(206,647)

Other changes in benefit obligations recognized in other comprehensive (loss) income related to other postretirement plans for each fiscal year are as follows:

		2010
	2011	(53 Weeks)	2009
	(In thousands)

Amortization of prior service cost	$185	$185	$130
Amortization of net actuarial gain	(388)	(490)	(158)
Amortization of transition obligation	153	153	153
Prior service cost arising in current year	(987)	—	(527)
Net actuarial (loss) gain arising in current year	(157)	(733)	3,813

Net pension costs	$(1,194)	$(885)	$3,411

Amounts included in accumulated other comprehensive loss (income) as of July 2, 2011 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2012 are:

		Other
		Postretirement
	Pension Benefits	Plans	Total
	(In thousands)

Amortization of prior service cost	$4,805	$215	$5,020
Amortization of net actuarial losses (gains)	60,166	(331)	59,835
Amortization of transition obligation	—	153	153

Total	$64,971	$37	$65,008

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $161.7 million and $297.9 million in fiscal years 2011 and 2010, respectively. The contributions in fiscal 2011 of $140.0 million to the Retirement Plan would normally have been made in fiscal 2012; there were no minimum required contributions for the calendar 2010 plan year to meet ERISA minimum funding requirements. The contributions in fiscal 2010 of $280.0 million to the Retirement Plan included the minimum required contribution for the calendar 2009 plan year to meet ERISA minimum funding requirements, as well as $140.0 million of contributions that would normally have been made in fiscal 2011. Additional contributions to the Retirement Plan are not currently anticipated in fiscal 2012, however we will evaluate our funding position at the end of fiscal 2012 and select the timing for a contribution at that time. The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2012 contributions to fund benefit payments for the SERP and other postretirement plans are $23.1 million and $0.3 million, respectively.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

		Other
		Postretirement
	Pension Benefits	Plans
	(In thousands)

2012	$65,259	$346
2013	71,326	455
2014	79,496	638
2015	88,530	802
2016	99,221	957
Subsequent five years	680,580	5,697

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	July 2, 2011	July 3, 2010

Discount rate — Retirement Plan	5.94%	6.15%
Discount rate — SERP	5.93	6.35
Discount rate — Other Postretirement Plans	5.94	6.32
Rate of compensation increase — Retirement Plan	5.30	5.30

For determining the benefit obligations as of July 2, 2011 and July 3, 2010, the SERP calculations utilized an age-graded salary growth assumption.

Weighted-average assumptions used to determine net company-sponsored pension costs and other postretirement benefit costs for each fiscal year were:

	2011	2010	2009

Discount rate — Retirement Plan	6.15%	8.02%	6.94%
Discount rate — SERP	6.35	7.14	7.03
Discount rate — Other Postretirement Plans	6.32	8.02	6.94
Expected rate of return — Retirement Plan	8.00	8.00	8.00
Rate of compensation increase — Retirement Plan	5.30	5.21	6.17

For determining the net pension costs related to the SERP for fiscal 2011, the SERP calculations utilized an age-graded salary growth assumption. The calculation for fiscal 2010 utilized an age-graded salary growth assumption with reductions taken for determining fiscal 2010 pay due to base salary freezes in effect for fiscal 2010. The calculation for fiscal 2009 assumed various levels of base salary increase and decrease for determining pay for fiscal 2009 depending upon the participant’s position with the company and a 7% salary growth assumption for all participants for fiscal 2010 and thereafter.

A healthcare cost trend rate is not used in the calculations of postretirement benefit obligations because Sysco subsidizes the cost of postretirement medical coverage by a fixed dollar amount, with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

For guidance in determining the discount rate, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate to be used for the calculation of fiscal 2012 net company-sponsored benefit costs for the Retirement Plan is 5.94%. The discount rate to be used for the calculation of fiscal 2012 net company-sponsored benefit costs for the SERP is 5.93%. The discount rate to be used for the calculation of fiscal 2012 net company-sponsored benefit costs for the Other Postretirement Plans is 5.94%.

The expected long-term rate of return on plan assets assumption is net return on assets assumption, representing gross return on assets less plan expenses. The expected return is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate. The expected long-term rate of return to be used in the calculation of fiscal 2012 net company-sponsored benefit costs for the Retirement Plan is 7.75%.

Plan Assets

Investment Strategy

The company’s overall strategic investment objectives for the Retirement Plan are to preserve capital for future benefit payments and to balance risk and return commensurate with ongoing changes in the valuation of plan liabilities. In order to accomplish these objectives, the company oversees the Retirement Plan’s investment objectives and policy design, decides proper plan asset class strategies and structures, monitors the performance of plan investment managers and investment funds and determines the proper investment allocation of pension plan contributions and withdrawals. The company has created an investment structure for the Retirement Plan that takes into account the nature of the Retirement Plan’s liabilities. This structure ensures the Retirement Plan’s investment are diversified within each asset class, in addition to being diversified across asset classes with the intent to build asset class portfolios that are structured without strategic bias for or against any subcategories within each asset class. The company has also created a set of investment guidelines for the Retirement Plan’s investment managers to specify prohibited transactions, including borrowing of money except for real estate portfolios or private equity portfolios where leverage is a key component of the investment strategy and permitted in the investments’ governing documents, the purchase of securities on margin unless fully collateralized by cash or cash equivalents or short sales, pledging, mortgaging or hypothecating of any securities except for loans of securities that are fully collateralized, market timing transactions and the direct purchase of the securities of Sysco or the investment manager. The purchase or sale of derivatives for speculation or leverage is also prohibited; however, investment managers are allowed to use derivative securities so long as they do not increase the risk profile or leverage of the manager’s portfolio.

The company’s target and actual investment allocation as of July 2, 2011 is as follows:

	Target Asset	Actual Asset
	Allocation Range	Allocation

U.S. equity	23-31%	33%
International equity	23-31	28
Core fixed income	11-17	15
Long duration fixed income	10-18	13
High yield fixed income	6-12	9
Alternative investments	5-15	2

		100%

Sysco’s investment strategy is implemented through a combination of balanced and specialist investment managers, passive investment funds and actively-managed investment funds. U.S. equity consists of both large-cap and small-to-mid-cap securities. Core fixed income investments include intermediate range U.S. government and agency securities, corporate bonds from diversified industries, asset-backed securities, mortgage-backed securities, other debt securities and derivative securities. Long duration fixed income investments include U.S. government and agency securities, corporate bonds from diversified industries, asset-backed securities, mortgage-backed securities, other debt securities and derivative securities. High yield fixed income consists of below investment grade corporate debt securities and may include derivative securities. Alternative investments may include private equity, private real estate, timberland, and commodities investments. Investment funds are selected based on each fund’s stated investment strategy to align with Sysco’s overall target mix of investments. Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate. As of July 2, 2011, actual asset allocation varied from the stated target in certain categories, as alternative investment funding, primarily in private equity funds require contributions over a multi-year period. Until such capital is required, the company has chosen to invest these amounts in U.S. equities.

As discussed above, the Retirement Plan’s investments in equity, fixed income and alternative investments provide a range of returns and also expose the plan to investment risk. However, the investment policies put in place by the company require diversification of plan assets across issuers, industries and countries. As such, the Retirement Plan does not have significant concentrations of risk in plan assets.

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

Investment funds:  Valued at the net asset value (NAV) provided by the manager of each fund. The NAV is calculated as the underlying net assets owned by the fund, divided by the number of shares outstanding. The NAV is based on the fair value of the underlying securities within the fund. The real estate fund is valued at the NAV of shares held by the Retirement Plan, which is based on the valuations of the underlying real estate investments held by the fund. Each real estate investment is valued on the basis of a discounted cash flow approach. Inputs used include future rental receipts, expenses and residual values from a market participant view of the highest and best use of the real estate as rental property. All investment funds, with the exception of the real estate fund and private equity funds, are included as a Level 2 measurement in the table below. The real estate fund and private equity funds are included as Level 3 measurements.

Derivatives:  Valuation method varies by type of derivative security.

•	Credit default and interest rate swaps: Valued using evaluated bid prices based on a compilation of observable market information. Inputs used for credit default swaps include spread curves and trade data about the credit quality of the counterparty. Inputs used for interest rate swaps include benchmark yields, swap curves, cash flow analysis, and interdealer broker rates. Credit default and interest rate swaps are included as a Level 2 measurement in the table below.

•	Foreign currency contracts: Valued using a standardized interpolation model that utilizes the quoted prices for standard-length forward foreign currency contracts and adjusts to the remaining term outstanding on the contract being valued. Foreign currency contracts are included as a Level 2 measurement in the table below.

•	Futures and option contracts: Valued at the closing price reported on the exchange market for exchange-traded futures and options. Over-the-counter options are valued using pricing models that are based on observable market information. Exchange-traded futures and options are included as a Level 1 measurement in the table below; over-the-counter options are included as a Level 2 measurement.

The following table presents the fair value of the Retirement Plan’s assets by major asset category as of July 2, 2011:

	Assets Measured at Fair Value as of July 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Cash and cash equivalents(1)	$—	$112,217	$—	$112,217
U.S. equity:
U.S. large-cap(1)	139,048	357,712	—	496,760
U.S. small-to-mid-cap	166,890	—	—	166,890
International equity(2)	117,655	455,811	—	573,466
Core fixed income:
U.S. government and agency securities	—	62,691	—	62,691
Corporate bonds(1)	—	79,974	—	79,974
Asset-backed securities	—	8,704	—	8,704
Mortgage-backed securities, net(3)	—	129,941	—	129,941
Other(1)	—	17,905	—	17,905
Derivatives, net(4)	(34)	(340)	—	(374)
Long duration fixed income:
U.S. government and agency securities	—	79,970	—	79,970
Corporate bonds	—	139,916	—	139,916
Asset-backed securities	—	1,870	—	1,870
Mortgage-backed securities	—	11,810	—	11,810
Other(1)	—	39,997	—	39,997
Derivatives, net(5)	280	512	—	792
High yield fixed income(2)	—	191,583	—	191,583
Alternative investments:
Real estate(2)	—	—	30,615	30,615
Private equity(2)	—	—	1,480	1,480

Total investments at fair value	$423,839	$1,690,273	$32,095	$2,146,207

Other(6)				(39,894)

Fair value of plan assets at end of year				$2,106,313

(1)	Include direct investments and investment funds.

(2)	Include investments in investment funds only.

(3)	Include direct investments, investment funds and forward settling sales.

(4)	Include credit default swaps, interest rate swaps, and futures. The fair value of asset positions totaled $8.6 million; the fair value of liability positions totaled $9.0 million.

(5)	Include credit default swaps, interest rate swaps, foreign currency contracts, futures and options. The fair value of asset positions totaled $1.1 million; the fair value of liability positions totaled $0.3 million.

(6)	Include primarily plan receivables and payables, net.

The following table presents the fair value of the Retirement Plan’s assets by major asset category as of July 3, 2010:

	Assets Measured at Fair Value as of July 3, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Cash and cash equivalents(1)	$—	$71,327	$—	$71,327
U.S. equity:
U.S. large-cap(1)	259,621	161,228	—	420,849
U.S. small-to-mid-cap	172,930	—	—	172,930
International equity(2)	—	285,184	—	285,184
Fixed income long duration:
U.S. government and agency securities	—	178,097	—	178,097
Corporate bonds(1)	—	225,412	—	225,412
Asset-backed securities	—	12,108	—	12,108
Mortgage-backed securities, net(3)	—	124,312	—	124,312
Other(1)	—	48,452	—	48,452
Derivatives, net(4)	600	991	—	1,591
Fixed income high yield(2)	—	120,984	—	120,984
Alternative investments:
Real estate(2)	—	—	17,065	17,065

Total investments at fair value	$433,151	$1,228,095	$17,065	$1,678,311

Other(5)				(11,339)

Fair value of plan assets at end of year				$1,666,972

(1)	Include direct investments and investment funds.

(2)	Include investments in investment funds only.

(3)	Include direct investments, investment funds and forward settling sales.

(4)	Include credit default swaps, interest rate swaps, foreign currency contracts, futures and options. The fair value of asset positions totaled $13.5 million; the fair value of liability positions totaled $11.9 million.

(5)	Include primarily plan receivables and payables, net.

The following table sets forth a summary of changes in the fair value of the Retirement Plan’s Level 3 assets for each fiscal year:

	Real Estate	Private Equity	Total Level 3
	Fund	Funds	Measurements
	(In thousands)

Balance, June 27, 2009	$14,839	$—	$14,839
Actual return on plan assets:
Relating to assets still held at the reporting date	(1,545)	—	(1,545)
Relating to assets sold during the period	(15)	—	(15)
Purchases and sales, net	3,786	—	3,786
Transfers in and/or out of Level 3	—	—	—

Balance, July 3, 2010	$17,065	$—	$17,065
Actual return on plan assets:
Relating to assets still held at the reporting date	3,371	72	3,443
Relating to assets sold during the period	—	—	—
Purchases and sales, net	10,179	1,408	11,587
Transfers in and/or out of Level 3	—	—	—

Balance, July 2, 2011	$30,615	$1,480	$32,095

13.	SHAREHOLDERS’ EQUITY

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

A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the periods presented follows:

		2010
	2011	(53 Weeks)	2009
	(In thousands, except for share and per share data)

Numerator:
Net earnings	$1,152,030	$1,179,983	$1,055,948

Denominator:
Weighted-average basic shares outstanding	586,526,142	592,157,221	595,127,577
Dilutive effect of share-based awards	2,165,404	1,432,821	941,627

Weighted-average diluted shares outstanding	588,691,546	593,590,042	596,069,204

Basic earnings per share:	$1.96	$1.99	$1.77

Diluted earnings per share:	$1.96	$1.99	$1.77

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 50,700,000, 58,200,000 and 63,000,000 for fiscal 2011, 2010 and 2009, respectively.

Dividends declared were $604.5 million, $585.7 million and $557.5 million in fiscal 2011, 2010 and 2009, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $155.0 million, $148.0 million and $142.0 million in fiscal 2011, 2010 and 2009, respectively.

14.	COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustments, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. The amortization of the cash flow hedge noted in the tables below relates to a cash flow hedge of a forecasted debt issuance which was settled in September 2005 and is being amortized over the life of the related debt. Comprehensive income was $1,372.3 million, $977.7 million and $846.7 million in fiscal 2011, 2010 and 2009, respectively.

A summary of the components of other comprehensive (loss) income and the related tax effects for each of the years presented is as follows:

	2011
	Before Tax		Net of Tax
	Amount	Tax	Amount
	(In thousands)

Foreign currency translation adjustment	$122,217	$—	$122,217
Amortization of cash flow hedge	696	268	428
Amortization of prior service cost	4,145	1,592	2,553
Amortization of net actuarial loss (gain), net	79,564	30,551	49,013
Amortization of transition obligation	153	60	93
Prior service cost arising in current year	(9,239)	(3,547)	(5,692)
Net actuarial (loss) gain, net arising in current year	83,898	32,217	51,681

Other comprehensive income	$281,434	$61,141	$220,293

	2010
	(53 Weeks)
	Before Tax		Net of Tax
	Amount	Tax	Amount
	(In thousands)

Foreign currency translation adjustment	$49,973	$—	$49,973
Amortization of cash flow hedge	695	267	428
Amortization of prior service cost	4,394	1,687	2,707
Amortization of net actuarial loss (gain), net	40,037	15,373	24,664
Amortization of transition obligation	153	60	93
Net actuarial (loss) gain, net arising in current year	(454,756)	(174,626)	(280,130)

Other comprehensive loss	$(359,504)	$(157,239)	$(202,265)

	2009
	Before Tax		Net of Tax
	Amount	Tax	Amount
	(In thousands)

Foreign currency translation adjustment	$(84,452)	$—	$(84,452)
Amortization of cash flow hedge	694	266	428
Amortization of prior service cost	3,923	1,505	2,418
Amortization of net actuarial loss (gain), net	17,571	6,747	10,824
Amortization of transition obligation	153	60	93
Pension liability assumption	(26,704)	(10,254)	(16,450)
Prior service cost arising in current year	(575)	(221)	(354)
Net actuarial (loss) gain, net arising in current year	(197,604)	(75,879)	(121,725)

Other comprehensive loss	$(286,994)	$(77,776)	$(209,218)

The following table provides a summary of the changes in accumulated other comprehensive (loss) income for the years presented:

	Pension and
	Other Postretirement
	Benefit Plans,	Foreign Currency	Interest Rate Swap,
	net of tax	Translation	net of tax	Total
	(In thousands)

Balance as of June 28, 2008	$(220,913)	$164,014	$(11,869)	$(68,768)
Foreign currency translation adjustment	—	(84,452)	—	(84,452)
Amortization of cash flow hedge	—	—	428	428
Amortization of prior service cost	2,418	—	—	2,418
Amortization of net actuarial loss (gain), net	10,824	—	—	10,824
Amortization of transition obligation	93	—	—	93
Pension liability assumption	(16,450)	—	—	(16,450)
Prior service cost arising in current year	(354)	—	—	(354)
Net actuarial (loss) gain, net arising in current year	(121,725)	—	—	(121,725)

Balance as of June 27, 2009	(346,107)	79,562	(11,441)	(277,986)
Foreign currency translation adjustment	—	49,973	—	49,973
Amortization of cash flow hedge	—	—	428	428
Amortization of prior service cost	2,707	—	—	2,707
Amortization of net actuarial loss (gain), net	24,664	—	—	24,664
Amortization of transition obligation	93	—	—	93
Net actuarial (loss) gain, net arising in current year	(280,130)	—	—	(280,130)

Balance as of July 3, 2010	(598,773)	129,535	(11,013)	(480,251)
Foreign currency translation adjustment	—	122,217	—	122,217
Amortization of cash flow hedge	—	—	428	428
Amortization of prior service cost	2,553	—	—	2,553
Amortization of net actuarial loss (gain), net	49,013	—	—	49,013
Amortization of transition obligation	93	—	—	93
Prior service cost arising in current year	(5,692)	—	—	(5,692)
Net actuarial (loss) gain, net arising in current year	51,681	—	—	51,681

Balance as of July 2, 2011	$(501,125)	$251,752	$(10,585)	$(259,958)

15.	SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.

Stock Incentive Plans

In November 2009, Sysco’s 2007 Stock Incentive Plan was amended and provides for the issuance of up to 55,000,000 shares of Sysco common stock for share-based awards to officers and other employees of the company. Of the 55,000,000 authorized shares, the full 55,000,000 shares may be issued as options or stock appreciation rights and up to 10,000,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards. To date, Sysco has issued options, restricted stock and restricted stock units under this plan. Vesting requirements for awards under this plan will vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under this plan will be no greater than seven years. As of July 2, 2011, there were 24,814,016 remaining shares authorized and available for grant in total under the amended 2007 Stock Incentive Plan, of which the full 24,814,016 shares may be issued as options or stock appreciation rights, or as a combination of up to 8,667,189 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of July 2, 2011. No new options will be issued under any of the prior plans, as future grants to employees will be made through the amended 2007 Stock Incentive Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.

In November 2009, Sysco’s 2009 Non-Employee Directors Stock Plan was adopted and provides for the issuance of up to 750,000 shares of Sysco common stock for share-based awards to non-employee directors. The authorized shares may be granted as restricted stock, restricted stock units, elected shares or additional shares. In addition, options and unvested common shares also remained outstanding as of July 2, 2011 under previous non-employee director stock plans. No further grants will be made under these previous plans, as all future grants to non-employee directors will be made through the 2009 Non-Employee Directors Stock Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or vesting based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years. As of July 2, 2011, there were 652,097 remaining shares authorized and available for grant in total under the 2009 Non-Employee Directors Stock Plan.

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

In addition, certain of Sysco’s options provide that the options continue to vest as if the optionee continued to be an employee or director if the optionee meets certain age and years of service thresholds upon retirement. In these cases, for awards granted through July 2, 2005, Sysco will recognize the compensation cost for such awards over the service period and accelerate any remaining unrecognized compensation cost when the employee retires. Due to the adoption of the fair value recognition provisions of the stock compensation accounting guidance, for awards granted subsequent to July 2, 2005, Sysco will recognize compensation cost for such awards over the period from the grant date to the date the employee or director first becomes eligible to retire with the options continuing to vest after retirement. If Sysco had recognized compensation cost for such awards over the period from the grant date to the date the employee or the director first became eligible to retire with the options continuing to vest after retirement for all periods presented, recognized compensation cost would not have been materially different for fiscal 2011 or fiscal 2010. Recognized compensation cost would have been $3.5 million lower for fiscal 2009.

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

The following weighted-average assumptions were used for each fiscal year presented:

	2011	2010	2009

Dividend yield	3.5%	3.6%	3.2%
Expected volatility	23.4%	25.4%	34.7%
Risk-free interest rate	1.2%	2.3%	2.3%
Expected life	5.0 years	4.9 years	4.5 years

The following summary presents information regarding outstanding options as of July 2, 2011 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

			Weighted Average
	Shares	Weighted	Remaining
	Under	Average Exercise	Contractual Term	Aggregate
	Option	Price Per Share	(in years)	Intrinsic Value
	(In thousands)

Outstanding as of July 3, 2010	72,835,397	$29.72
Granted	7,190,250	28.86
Exercised	(11,461,735)	27.20
Forfeited	(422,309)	28.24
Expired	(749,295)	31.23

Outstanding as of July 2, 2011	67,392,308	$30.05	2.77	$120,024

Vested or expected to vest as of July 2, 2011	66,718,623	$30.07	2.75	$117,725

Exercisable as of July 2, 2011	45,522,993	$30.90	1.67	$46,562

The total number of employee options granted was 7,190,250, 8,494,200 and 8,089,750 in fiscal years 2011, 2010 and 2009, respectively. During fiscal 2011, 1,423,000 options were granted to 11 executive officers and 5,767,250 options were granted to approximately 1,500 other key employees. During fiscal 2010, 1,451,500 options were granted to 12 executive officers and 7,042,700 options were granted to approximately 1,600 other key employees. During fiscal 2009, 1,395,000 options were granted to 12 executive officers and 6,694,750 options were granted to approximately 1,700 other key employees.

The weighted average grant-date fair value of options granted in fiscal 2011, 2010 and 2009 was $3.96, $4.53 and $5.88, respectively. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $45.5 million, $16.3 million and $24.4 million, respectively.

Restricted Stock Units

During fiscal 2011 and 2010, 656,000 and 652,300 restricted stock units, respectively, were granted to employees that will vest ratably over a three-year period. The majority of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the fiscal 2011 and 2010 was $28.72 and $27.24, respectively.

Restricted Stock

In fiscal 2009, 75,822 shares of restricted stock were granted to an executive officer. The fair value of these shares was $23.74 per share, which was based on the stock price on the grant date. These shares will vest ratably over a three-year period. In fiscal 2010, this executive officer announced his retirement, and 37,911 of the shares were forfeited according to the terms of the agreement. The remaining shares have vested according to the terms of the agreement as amended in connection with the executive officer’s retirement.

Non-Employee Director Awards

The 2009 Non-Employee Directors Stock Plan, as well as previous plans, provides for the issuance of restricted awards to current non-employee directors. During fiscal 2011, 2010 and 2009, 60,973, 58,310 and 65,631 shares, respectively, of restricted awards were granted to non-employee directors. The awards granted in fiscal 2011 vest over a one-year period, and the awards granted in fiscal 2010 and 2009 vest over a three-year period. Beginning in fiscal 2011, the non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value of the shares granted during fiscal 2011, 2010 and 2009 was $28.87, $27.44 and $24.99, respectively.

Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. Previous plans allowed for the election to receive up to 50% of annual directors’ fees in Sysco common stock. Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations. As a result of such elections, a total of 27,979, 23,111 and 21,966 shares with a weighted-average grant date fair value of $29.26, $24.42 and $27.49 per share were issued in fiscal 2011, 2010 and 2009, respectively, in the form of fully vested common stock or deferred units.

Summary of Nonvested Awards

The following summary presents information regarding outstanding nonvested awards as of July 2, 2011 and changes during the fiscal year then ended with regard to these awards under all stock incentive plans. Award types represented include: restricted stock units granted to employees, restricted stock granted to employees and restricted awards granted to non-employee directors.

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share

Nonvested as of July 3, 2010	778,623	$27.23
Granted	716,973	28.73
Vested	(285,536)	27.30
Forfeited	(7,534)	29.22

Nonvested as of July 2, 2011	1,202,526	$28.10

Employees’ Stock Purchase Plan

Sysco has an Employees’ Stock Purchase Plan that permits employees to invest in Sysco common stock by means of periodic payroll deductions at discount of 15% from the closing price on the last business day of each calendar quarter. In November 2010, the Employees’ Stock Purchase Plan was amended to reserve an additional 5,000,000 shares of Sysco common stock for issuance under the plan. Including the additional 5,000,000 shares reserved in fiscal 2011, the total number of shares which may be sold pursuant to the plan may not exceed 79,000,000 shares, of which 6,902,496 remained available as of July 2, 2011.

During fiscal 2011, 1,655,100 shares of Sysco common stock were purchased by the participants as compared to 1,827,386 shares purchased in fiscal 2010 and 2,031,695 shares purchased in fiscal 2009. In July 2011, 377,730 shares were purchased by participants.

The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.28, $3.87 and $3.85 per share during fiscal 2011, 2010 and 2009, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

Management Incentive Compensation

Sysco’s Management Incentive Plan compensates key management personnel for specific performance achievements. With respect to bonuses for fiscal 2008 and earlier years, the bonuses earned and expensed under this plan were paid in the following fiscal year in both cash and stock or deferred for payment in future years at the election of each participant. The stock awards under this plan immediately vested upon issuance; however, participants were restricted from selling, transferring, giving or otherwise conveying the shares for a period of two years from the date of issuance of such shares. The fair value of the stock issued under the Management Incentive Plan was based on the stock price less a 12% discount for post-vesting restrictions. The discount for post-vesting restrictions was estimated based on restricted stock studies and by calculating the cost of a hypothetical protective put option over the restriction period. In May 2008, the Management Incentive Plan was amended to remove the stock component of the bonus structure from all future bonuses granted. A total of 672,087 shares at a fair value of $28.22 were issued pursuant to this plan in fiscal 2009 for bonuses earned in the fiscal 2008, the final year the bonus included a stock component.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $59.2 million, $66.4 million and $56.0 million for fiscal 2011, 2010 and 2009, respectively, and is included within operating expenses in the consolidated results of operations. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $18.2 million, $13.9 million and $9.9 million for fiscal 2011, 2010 and 2009, respectively.

As of July 2, 2011, there was $61.3 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.62 years.

Cash received from option exercises and purchases of shares under the Employees’ Stock Purchase Plan was $332.7 million, $94.8 million and $111.8 million during fiscal 2011, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $15.9 million, $5.4 million and $7.4 million during fiscal 2011, 2010 and 2009, respectively.

16.	INCOME TAXES

Income Tax Provisions

The income tax provision for each fiscal year consists of the following:

		2010
	2011	(53 Weeks)	2009
	(In thousands)

United States federal income taxes	$569,872	$542,535	$602,595
State and local income taxes	60,081	80,492	87,223
Foreign income taxes	45,471	46,579	25,068

Total	$675,424	$669,606	$714,886

The current and deferred components of the income tax provisions for each fiscal year are as follows:

		2010
	2011	(53 Weeks)	2009
	(In thousands)

Current	$840,173	$791,120	$1,010,595
Deferred	(164,749)	(121,514)	(295,709)

Total	$675,424	$669,606	$714,886

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Internal Revenue Service Settlement

Sysco’s affiliate, Baugh Supply Chain Cooperative (BSCC), was a cooperative taxed under subchapter T of the United States Internal Revenue Code, the operation of which has resulted in a deferral of tax payments. The IRS, in connection with its audits of the company’s 2003 through 2006 federal income tax returns, proposed adjustments that would have accelerated amounts that the company had previously deferred and would have resulted in the payment of interest on those deferred amounts. Sysco reached a settlement with the IRS in the first quarter of fiscal 2010 to cease paying U.S. federal taxes related to BSCC on a deferred basis, pay the amounts that were recorded within deferred taxes related to BSCC over a three-year period and make a one-time payment of $41.0 million, of which approximately $39.0 million was non-deductible. The settlement addressed the BSCC deferred tax issue as it related to the IRS audit of the company’s 2003 through 2006 federal income tax returns, and settled the matter for all subsequent periods, including the 2007 and 2008 federal income tax returns already under audit. As a result of the settlement, the company agreed to pay the amounts owed in the following schedule:

(In thousands)

Fiscal 2010	$528,000
Fiscal 2011	212,000
Fiscal 2012	212,000

As noted in the table above, payments related to the settlement were $212.0 million and $528.0 million in fiscal 2011 and fiscal 2010, respectively. Remaining amounts to be paid in 2012 will be paid in connection with the company’s quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. The company believes it has access to sufficient cash on hand, cash flows from operations and current access to capital to make payments on all of the amounts noted above. The company had previously accrued interest for a portion of the exposure pertaining to the IRS proposed adjustments and as a result of the settlement with the IRS, Sysco recorded an income tax benefit of approximately $29.0 million in the first quarter of fiscal 2010.

Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of each of fiscal 2011 and 2010. Additionally, beginning in fiscal 2009, the company is not deferring taxes for federal purposes according to its agreement with the IRS.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	July 2,	July 3,
	2011	2010
	(In thousands)

Deferred tax liabilities:
Deferred supply chain distributions	$276,001	$542,424
Excess tax depreciation and basis differences of assets	384,702	288,122
Goodwill and intangible assets	175,747	157,943
Other	35,497	26,032

Total deferred tax liabilities	871,947	1,014,521
Deferred tax assets:
Net operating tax loss carryforwards	35,989	70,439
Benefit on unrecognized tax benefits	23,463	32,790
Pension	162,212	213,398
Share-based compensation	61,978	54,426
Deferred compensation	37,659	39,823
Self-insured liabilities	40,454	40,623
Receivables	52,614	54,511
Inventory	54,853	47,256
Other	56,465	34,836

Total deferred tax assets	525,687	588,102

Valuation allowances	4,046	23,115

Total net deferred tax liabilities	$350,306	$449,534

The company had state net operating tax loss carryforwards as of July 2, 2011 and state and Canadian net operating tax loss carryforwards as of July 3, 2010. The net operating tax loss carryforwards outstanding as of July 2, 2011 expire in fiscal years 2012 through 2031. There were no valuation allowances recorded for the state tax loss carryforwards as of July 2, 2011 because management believes it is more likely than not that these benefits will be realized based on utilization forecasts. Valuation allowances of $19.8 million were recorded for the state tax loss carryforwards as of July 3, 2010, as management believed that it was more likely than not that a portion of the benefits of these state tax loss carryforwards would not be realized.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2011	2010	2009

United States statutory federal income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of any applicable federal income tax benefit	1.96	2.89	2.59
Foreign income taxes	(0.50)	(0.31)	(0.96)
Impact of uncertain tax benefits	0.51	(1.46)	1.75
Impact of adjusting carrying value of corporate-owned life insurance policies to their cash surrender values	(0.61)	(0.45)	0.95
Other	0.60	0.53	1.04

	36.96%	36.20%	40.37%

The effective tax rate of 36.96% for fiscal 2011 was favorably impacted primarily by two items. First, the company recorded a tax benefit of approximately $17.0 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards. Second, the company adjusted the carrying values of the company’s COLI policies to their cash surrender values. The gain of $28.2 million recorded in fiscal 2011 was primarily non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $11.1 million. Partially offsetting these favorable impacts was the recording of $9.3 million in tax and interest related to various federal, foreign and state uncertain tax positions.

The effective tax rate of 36.20% for fiscal 2010 was favorably impacted primarily by two items. First, as discussed above, the company recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of previously accrued interest related to the settlement with the IRS. Second, the gain of $21.6 million recorded to adjust the carrying value of COLI policies to their cash surrender values in fiscal 2010 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $8.3 million.

The effective tax rate of 40.37% for fiscal 2009 was unfavorably impacted primarily by two factors. First, the company recorded tax adjustments related to federal and state uncertain tax positions of $31.0 million. Second, the loss of $43.8 million recorded to adjust the carrying value of COLI policies to their cash surrender values in fiscal 2009 was non-deductible for income tax purposes, and had the impact of increasing income tax expense for the period by $16.8 million. The effective tax rate for fiscal 2009 was favorably impacted by the reversal of valuation allowances of $7.8 million previously recorded on Canadian net operating loss deferred tax assets.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2011	2010
	(In thousands)

Unrecognized tax benefits at beginning of year	$89,851	$92,145
Additions for tax positions related to prior years	21,099	2,796
Reductions for tax positions related to prior years	(11,955)	(8,645)
Additions for tax positions related to the current year	—	19,595
Reductions for tax positions related to the current year	—	—
Reductions due to settlements with taxing authorities	(25,294)	(15,608)
Reductions due to lapse of applicable statute of limitations	(1,610)	(432)

Unrecognized tax benefits at end of year	$72,091	$89,851

As of July 2, 2011, $15.9 million of the gross liability for unrecognized tax benefits was netted within prepaid income taxes relating to a payment that occurred during fiscal 2011; however, the liability is considered outstanding until the matters have been settled with the respective jurisdiction. As of July 2, 2011, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $33.2 million, of which $8.7 million was netted within prepaid income taxes relating to a payment that occurred during fiscal 2011; however, the liability is considered outstanding until the matters have been settled with the respective jurisdiction. The expense recorded for interest and penalties related to unrecognized tax benefits in fiscal 2011 was $7.2 million.

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

If Sysco were to recognize all unrecognized tax benefits recorded as of July 2, 2011, approximately $40.1 million of the $72.1 million reserve would reduce the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions. In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring. At this time, an estimate of the range of the reasonably possible change cannot be made.

The IRS is auditing Sysco’s 2009 and 2010 federal income tax returns. As of July 2, 2011, Sysco’s tax returns in the majority of the state and local jurisdictions and Canada are no longer subject to audit for the years before 2006. However, some jurisdictions have audits open prior to 2006, with the earliest dating back to 2002. Certain tax jurisdictions require partial to full payment on audit assessments in order to proceed to the appeals process. Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been accrued for any adjustments that may result from those open years.

Other

Undistributed income of certain consolidated foreign subsidiaries at July 2, 2011 amounted to $544.0 million for which no deferred U.S. income tax provision has been recorded because Sysco intends to permanently reinvest such income in those foreign operations. An estimate of any U.S. taxes or foreign withholding taxes that may be applicable upon actual or deemed repatriation is not practical.

17.	ACQUISITIONS

During fiscal 2011, in the aggregate, the company paid cash of $101.1 million for operations acquired during fiscal 2011 and for contingent consideration related to operations acquired in previous fiscal years. During fiscal 2011, Sysco acquired for cash broadline foodservice operations in central California; Los Angeles, California; Ontario, Canada; Lincoln, Nebraska and Trenton, New Jersey. The fiscal 2011 acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain outstanding contingencies are resolved. As of July 2, 2011, aggregate contingent consideration amounts outstanding relating to acquisitions was $56.6 million, of which $46.0 million could result in the recording of additional goodwill.

18.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated. Management does not believe that these proceedings will have a material adverse effect upon the consolidated financial position or results of operations of the company. However, the final results of legal proceedings cannot be predicted with certainty and if the company failed to prevail in one or more of these legal matters, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

Multi-Employer Pension Plans

Sysco contributes to several multi-employer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 10% of Sysco’s current employees are participants in such multi-employer plans. In fiscal 2011, total contributions to these plans were approximately $32.8 million.

Sysco does not directly manage these multi-employer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other employers contributing to the plan. Based upon the information available from plan administrators, management believes that several of these multi-employer plans are underfunded. In addition, pension-related legislation, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, Sysco expects its contributions to these plans to increase in the future.

Under current law regarding multi-employer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multi-employer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multi-employer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2009 to December 31, 2009, Sysco estimates its share of withdrawal liability on most of the multi-employer plans in which it participates could have been as much as $200.0 million as of July 2, 2011, based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans Sysco participates in have a valuation date of calendar year-end. As such, the majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2009; therefore, the company’s estimated liability reflects the asset losses incurred by the financial markets as of that date. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

In the third quarter of fiscal 2011, the union members of one of the company’s subsidiaries voted to withdraw from the union’s multi-employer pension plan and join Sysco’s company-sponsored Retirement Plan. This action triggered a partial withdrawal from the multi-employer pension plan. As a result, during the third quarter of fiscal 2011, Sysco recorded a withdrawal liability provision of approximately $36.1 million related to this plan. Sysco has experienced other instances triggering voluntary withdrawal from multi-employer pension plans. Total withdrawal liability provisions recorded include $41.5 million in fiscal 2011, $2.9 million in fiscal 2010 and $9.6 million in fiscal 2009. As of July 2, 2011, Sysco had approximately $42.4 million in liabilities recorded related to certain multi-employer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred, which includes the liability recorded in the third quarter of fiscal 2011. Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are adjusted up to the period of payment to reflect any changes to these estimates. If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, Sysco could have additional liability. The company does not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which Sysco has voluntarily withdrawn.

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

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements. As of July 2, 2011, we had forward diesel fuel commitments totaling approximately $85.6 million through June 2012.

Other Commitments

Sysco has committed to product purchases for resale in order to leverage the company’s purchasing power. A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2013. These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof. Minimum amounts committed to as of July 2, 2011 totaled approximately $949.3 million. Minimum amounts committed to by year are as follows: $858.0 million in fiscal 2012 and $91.3 million in fiscal 2013.

Sysco has committed with a third party service provider to provide hardware and hardware hosting services. The services are to be provided over a ten year period beginning in fiscal 2005 and ending in fiscal 2015. The total cost of the services over that period is expected to be approximately $553.4 million. This amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources and the adjustments for inflation provided for in the agreements. Sysco may also cancel a portion or all of the services provided subject to termination fees which decrease over time. If Sysco were to terminate all of the services in fiscal 2012, the estimated termination fee incurred in fiscal 2012 would be approximately $13.6 million.

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

The accounting policies for the segments are the same as those disclosed by Sysco. Intersegment sales represent specialty produce products distributed by the Broadline and SYGMA operating companies. The segment results include certain centrally incurred costs for shared services that are charged to our segments. These centrally incurred costs are charged based upon the relative level of service used by each operating company consistent with how Sysco’s management views the performance of its operating segments. Management evaluates the performance of each of our operating segments based on its respective operating income results, which include the allocation of certain centrally incurred costs.

Included in corporate expenses, among other items, are:

•	Gains and losses recognized to adjust COLI policies to their cash surrender values;
•	Share-based compensation expense;
•	Expenses related to the company’s Business Transformation Project; and
•	Corporate-level depreciation and amortization expense.

The following table sets forth the financial information for Sysco’s business segments:

	Fiscal Year
		2010
	2011	(53 Weeks)	2009
	(In thousands)

Sales:
Broadline	$31,945,820	$30,402,605	$29,986,585
SYGMA	5,341,094	4,891,279	4,839,036
Other	2,196,863	2,090,589	2,134,708
Intersegment sales	(160,288)	(140,978)	(106,999)

Total	$39,323,489	$37,243,495	$36,853,330

Operating income:
Broadline	$2,116,130	$2,113,923	$1,996,398
SYGMA	60,206	47,311	30,193
Other	92,299	84,207	64,920

Total segments	2,268,635	2,245,441	2,091,511
Corporate expenses	(337,133)	(269,573)	(219,300)

Total operating income	1,931,502	1,975,868	1,872,211

Interest expense	118,267	125,477	116,322
Other expense (income), net	(14,219)	802	(14,945)

Earnings before income taxes	$1,827,454	$1,849,589	$1,770,834

Depreciation and amortization:
Broadline	$292,393	$283,799	$274,268
SYGMA	24,975	23,822	26,753
Other	24,494	26,229	28,887

Total segments	341,862	333,850	329,908
Corporate	60,726	56,126	52,431

Total	$402,588	$389,976	$382,339

Capital expenditures:
Broadline	$353,576	$407,808	$348,353
SYGMA	38,612	25,436	5,053
Other	19,948	11,275	35,054

Total segments	412,136	444,519	388,460
Corporate	224,306	150,085	76,101

Total	$636,442	$594,604	$464,561

Assets:
Broadline	$7,240,879	$6,417,776	$5,828,384
SYGMA	456,204	392,883	366,539
Other	793,341	738,814	724,378

Total segments	8,490,424	7,549,473	6,919,301
Corporate	2,895,131	2,764,228	3,228,885

Total	$11,385,555	$10,313,701	$10,148,186

The sales mix for the principal product categories for each fiscal year is as follows:

		2010
	2011	(53 Weeks)	2009
	(In thousands)

Canned and dry products	$7,308,893	$7,152,628	$7,091,420
Fresh and frozen meats	7,163,505	6,405,820	6,394,447
Frozen fruits, vegetables, bakery and other	5,337,625	5,220,307	5,122,415
Dairy products	4,145,350	3,709,410	3,750,684
Poultry	3,912,510	3,862,486	3,709,553
Fresh produce	3,345,929	3,179,947	3,017,018
Paper and disposables	3,055,862	2,906,426	2,911,029
Seafood	1,929,417	1,739,949	1,740,292
Beverage products	1,478,456	1,408,376	1,322,300
Janitorial products	902,636	907,189	940,097
Equipment and smallwares	581,628	599,267	661,309
Medical supplies	161,678	151,690	192,766

Total	$39,323,489	$37,243,495	$36,853,330

Information concerning geographic areas is as follows:

	Fiscal Year
		2010
	2011	(53 Weeks)	2009
	(In thousands)

Sales:(1)
United States	$34,992,273	$33,268,481	$33,378,485
Canada	3,864,420	3,550,605	3,134,989
Other	466,796	424,409	339,856

Total	$39,323,489	$37,243,495	$36,853,330

Long-lived assets:(2)
United States	$3,161,724	$2,884,728	$2,725,200
Canada	321,185	291,514	223,320
Other	29,480	27,581	30,680

Total	$3,512,389	$3,203,823	$2,979,200

(1)	Represents sales to external customers from businesses operating in these countries.
(2)	Long-lived assets represents net property, plant and equipment reported in the country in which they are held.

20.	SUPPLEMENTAL GUARANTOR INFORMATION — PARENT GUARANTEE

Sysco International, ULC. is an unlimited liability company organized under the laws of the Province of British Columbia, Canada and is a wholly-owned subsidiary of Sysco. In May 2002, Sysco International, Co., now known as Sysco International ULC, issued, in a private offering, $200.0 million of 6.10% notes due in 2012 (see Note 10, “Debt”). In December 2002, these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by Sysco. Sysco International, ULC. is a holding company with no significant sources of income or assets, other than its equity interests in its subsidiaries and interest income from loans made to its subsidiaries. The proceeds from the issuance of the 6.10% notes were used to repay commercial paper issued to fund the fiscal 2002 acquisition of a Canadian broadline foodservice operation.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent guarantor (Sysco), the subsidiary issuer (Sysco International) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis and eliminating entries.

	Condensed Consolidating Balance Sheet
	July 2, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)

Current assets	$354,450	$34	$5,378,398	$—	$5,732,882
Investment in subsidiaries	13,588,905	371,866	128,461	(14,089,232)	—
Plant and equipment, net	569,567	—	2,942,822	—	3,512,389
Other assets	378,317	329	1,761,638	—	2,140,284

Total assets	$14,891,239	$372,229	$10,211,319	$(14,089,232)	$11,385,555

Current liabilities	$430,300	$201,016	$2,943,759	$—	$3,575,075
Intercompany payables (receivables)	7,374,590	9,301	(7,383,891)	—	—
Long-term debt	2,227,483	—	52,034	—	2,279,517
Other liabilities	405,376	—	420,345	—	825,721
Shareholders’ equity	4,453,490	161,912	14,179,072	(14,089,232)	4,705,242

Total liabilities and shareholders’ equity	$14,891,239	$372,229	$10,211,319	$(14,089,232)	$11,385,555

	Condensed Consolidating Balance Sheet
	July 3, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)

Current assets	$417,336	$33	$4,658,889	$—	$5,076,258
Investment in subsidiaries	14,979,871	465,641	142,925	(15,588,437)	—
Plant and equipment, net	425,279	—	2,778,544	—	3,203,823
Other assets	362,658	597	1,670,365	—	2,033,620

Total assets	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

Current liabilities	$444,274	$1,114	$2,563,810	$—	$3,009,198
Intercompany payables (receivables)	9,405,317	73,124	(9,478,441)	—	—
Long-term debt	2,225,781	199,881	47,000	—	2,472,662
Other liabilities	411,781	—	592,534	—	1,004,315
Shareholders’ equity	3,697,991	192,152	15,525,820	(15,588,437)	3,827,526

Total liabilities and shareholders’ equity	$16,185,144	$466,271	$9,250,723	$(15,588,437)	$10,313,701

	Condensed Consolidating Results of Operations
	Year Ended July 2, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)

Sales	$—	$—	$39,323,489	$—	$39,323,489
Cost of sales	—	—	32,002,341	—	32,002,341

Gross profit	—	—	7,321,148	—	7,321,148
Operating expenses	313,550	127	5,075,969	—	5,389,646

Operating income (loss)	(313,550)	(127)	2,245,179	—	1,931,502
Interest expense (income)	453,593	10,973	(346,299)	—	118,267
Other expense (income), net	(5,581)	—	(8,638)	—	(14,219)

Earnings (losses) before income taxes	(761,562)	(11,100)	2,600,116	—	1,827,454
Income tax (benefit) provision	(281,472)	(4,103)	960,999	—	675,424
Equity in earnings of subsidiaries	1,632,120	60,758	—	(1,692,878)	—

Net earnings	$1,152,030	$53,761	$1,639,117	$(1,692,878)	$1,152,030

	Condensed Consolidating Results of Operations
	Year Ended July 3, 2010
	(53 Weeks)
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)

Sales	$—	$—	$37,243,495	$—	$37,243,495
Cost of sales	—	—	30,136,009	—	30,136,009

Gross profit	—	—	7,107,486	—	7,107,486
Operating expenses	272,047	112	4,859,459	—	5,131,618

Operating income (loss)	(272,047)	(112)	2,248,027	—	1,975,868
Interest expense (income)	496,410	10,961	(381,894)	—	125,477
Other expense (income), net	5,546	—	(4,744)	—	802

Earnings (losses) before income taxes	(774,003)	(11,073)	2,634,665	—	1,849,589
Income tax (benefit) provision	(280,212)	(4,009)	953,827	—	669,606
Equity in earnings of subsidiaries	1,673,774	38,342	—	(1,712,116)	—

Net earnings	$1,179,983	$31,278	$1,680,838	$(1,712,116)	$1,179,983

	Condensed Consolidating Results of Operations
	Year Ended June 27, 2009
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)

Sales	$—	$—	$36,853,330	$—	$36,853,330
Cost of sales	—	—	29,816,999	—	29,816,999

Gross profit	—	—	7,036,331	—	7,036,331
Operating expenses	218,241	117	4,945,762	—	5,164,120

Operating income (loss)	(218,241)	(117)	2,090,569	—	1,872,211
Interest expense (income)	476,238	11,142	(371,058)	—	116,322
Other (income), net	(3,273)	—	(11,672)	—	(14,945)

Earnings (losses) before income taxes	(691,206)	(11,259)	2,473,299	—	1,770,834
Income tax (benefit) provision	(279,041)	(4,545)	998,472	—	714,886
Equity in earnings of subsidiaries	1,468,113	44,626	—	(1,512,739)	—

Net earnings	$1,055,948	$37,912	$1,474,827	$(1,512,739)	$1,055,948

	Condensed Consolidating Cash Flows
	Year Ended July 2, 2011
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used for):
Operating activities	$(351,468)	$54,049	$1,388,937	$1,091,518
Investing activities	(203,090)	—	(476,466)	(679,556)
Financing activities	(555,282)	—	177,375	(377,907)
Effect of exchange rate on cash	—	—	20,267	20,267
Intercompany activity	1,041,830	(54,049)	(987,781)	—

Net (decrease) increase in cash	(68,010)	—	122,332	54,322
Cash at the beginning of the period	373,523	—	211,920	585,443

Cash at the end of the period	$305,513	$—	$334,252	$639,765

	Condensed Consolidating Cash Flows
	Year Ended July 3, 2010
	(53 Weeks)
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used for):
Operating activities	$(503,318)	$31,739	$1,357,007	$885,428
Investing activities	(225,565)	—	(430,755)	(656,320)
Financing activities	(664,236)	—	(2,794)	(667,030)
Effect of exchange rate on cash	—	—	4,714	4,714
Intercompany activity	867,446	(31,739)	(835,707)	—

Net (decrease) increase in cash	(525,673)	—	92,465	(433,208)
Cash at the beginning of the period	899,196	—	119,455	1,018,651

Cash at the end of the period	$373,523	$—	$211,920	$585,443

	Condensed Consolidating Cash Flows
	Year Ended June 27, 2009
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used for):
Operating activities	$(354,022)	$38,340	$1,892,431	$1,576,749
Investing activities	(82,684)	—	(575,979)	(658,663)
Financing activities	(380,564)	—	921	(379,643)
Effect of exchange rate on cash	—	—	334	334
Intercompany activity	1,229,820	(38,340)	(1,191,480)	—

Net increase in cash	412,550	—	126,227	538,777
Cash at the beginning of the period	486,646	—	(6,772)	479,874

Cash at the end of the period	$899,196	$—	$119,455	$1,018,651

21.	SUPPLEMENTAL GUARANTOR INFORMATION — SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. As of July 2, 2011, Sysco had a total of approximately $2,225.0 million in senior notes and debentures outstanding that are covered by this guarantee.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent issuer (Sysco Corporation), the guarantors (U.S. Broadline subsidiaries) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	July 2, 2011
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)

Current assets	$354,450	$3,476,921	$1,901,511	$—	$5,732,882
Investment in subsidiaries	13,588,905	—	—	(13,588,905)	—
Plant and equipment, net	569,567	1,794,473	1,148,349	—	3,512,389
Other assets	378,317	519,664	1,242,303	—	2,140,284

Total assets	$14,891,239	$5,791,058	$4,292,163	$(13,588,905)	$11,385,555

Current liabilities	$430,300	$840,586	$2,304,189	$—	$3,575,075
Intercompany payables (receivables)	7,374,590	(7,303,529)	(71,061)	—	—
Long-term debt	2,227,483	26,542	25,492	—	2,279,517
Other liabilities	405,376	343,427	76,918	—	825,721
Shareholders’ equity	4,453,490	11,884,032	1,956,625	(13,588,905)	4,705,242

Total liabilities and shareholders’ equity	$14,891,239	$5,791,058	$4,292,163	$(13,588,905)	$11,385,555

	Condensed Consolidating Balance Sheet
	July 3, 2010
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)

Current assets	$417,336	$3,165,121	$1,493,801	$—	$5,076,258
Investment in subsidiaries	14,979,871	—	—	(14,979,871)	—
Plant and equipment, net	425,279	1,762,580	1,015,964	—	3,203,823
Other assets	362,658	484,887	1,186,075	—	2,033,620

Total assets	$16,185,144	$5,412,588	$3,695,840	$(14,979,871)	$10,313,701

Current liabilities	$444,274	$918,449	$1,646,475	$—	$3,009,198
Intercompany payables (receivables)	9,405,317	(9,408,645)	3,328	—	—
Long-term debt	2,225,781	18,860	228,021	—	2,472,662
Other liabilities	411,781	491,528	101,006	—	1,004,315
Shareholders’ equity	3,697,991	13,392,396	1,717,010	(14,979,871)	3,827,526

Total liabilities and shareholders’ equity	$16,185,144	$5,412,588	$3,695,840	$(14,979,871)	$10,313,701

	Condensed Consolidating Results of Operations
	Year Ended July 2, 2011
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)

Sales	$—	$27,138,172	$12,861,426	$(676,109)	$39,323,489
Cost of sales	—	21,659,964	10,928,875	(586,498)	32,002,341

Gross profit	—	5,478,208	1,932,551	(89,611)	7,321,148
Operating expenses	313,550	3,595,339	1,570,368	(89,611)	5,389,646

Operating income (loss)	(313,550)	1,882,869	362,183	—	1,931,502
Interest expense (income)	453,593	(332,561)	(2,765)	—	118,267
Other expense (income), net	(5,581)	(4,636)	(4,002)	—	(14,219)

Earnings (losses) before income taxes	(761,562)	2,220,066	368,950	—	1,827,454
Income tax (benefit) provision	(281,472)	820,532	136,364	—	675,424
Equity in earnings of subsidiaries	1,632,120	—	—	(1,632,120)	—

Net earnings	$1,152,030	$1,399,534	$232,586	$(1,632,120)	$1,152,030

	Condensed Consolidating Results of Operations
	Year Ended July 3, 2010
	(53 Weeks)
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)

Sales	$—	$25,966,566	$11,821,286	$(544,357)	$37,243,495
Cost of sales	—	20,574,156	10,021,481	(459,628)	30,136,009

Gross profit	—	5,392,410	1,799,805	(84,729)	7,107,486
Operating expenses	272,047	3,480,862	1,463,438	(84,729)	5,131,618

Operating income (loss)	(272,047)	1,911,548	336,367	—	1,975,868
Interest expense (income)	496,410	(374,203)	3,270	—	125,477
Other expense (income), net	5,546	(3,201)	(1,543)	—	802

Earnings (losses) before income taxes	(774,003)	2,288,952	334,640	—	1,849,589
Income tax (benefit) provision	(280,212)	828,668	121,150	—	669,606
Equity in earnings of subsidiaries	1,673,774	—	—	(1,673,774)	—

Net earnings	$1,179,983	$1,460,284	$213,490	$(1,673,774)	$1,179,983

	Condensed Consolidating Results of Operations
	Year Ended June 27, 2009
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)

Sales	$—	$26,013,529	$11,301,822	$(462,021)	$36,853,330
Cost of sales	—	20,587,161	9,617,061	(387,223)	29,816,999

Gross profit	—	5,426,368	1,684,761	(74,798)	7,036,331
Operating expenses	218,241	3,598,527	1,422,150	(74,798)	5,164,120

Operating income (loss)	(218,241)	1,827,841	262,611	—	1,872,211
Interest expense (income)	476,238	(365,999)	6,083	—	116,322
Other expense (income), net	(3,273)	(5,563)	(6,109)	—	(14,945)

Earnings (losses) before income taxes	(691,206)	2,199,403	262,637	—	1,770,834
Income tax (benefit) provision	(279,041)	887,900	106,027	—	714,886
Equity in earnings of subsidiaries	1,468,113	—	—	(1,468,113)	—

Net earnings	$1,055,948	$1,311,503	$156,610	$(1,468,113)	$1,055,948

	Condensed Consolidating Cash Flows
	Year Ended July 2, 2011
		U.S.	Other
		Broadline	Non-Guarantor	Consolidated
	Sysco	Subsidiaries	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used for):
Operating activities	$(351,468)	$1,112,555	$330,431	$1,091,518
Investing activities	(203,090)	(318,382)	(158,084)	(679,556)
Financing activities	(555,282)	1,263	176,112	(377,907)
Effect of exchange rate on cash	—	—	20,267	20,267
Intercompany activity	1,041,830	(795,217)	(246,613)	—

Net (decrease) increase in cash	(68,010)	219	122,113	54,322
Cash at the beginning of the period	373,523	31,935	179,985	585,443

Cash at the end of the period	$305,513	$32,154	$302,098	$639,765

	Condensed Consolidating Cash Flows
	Year Ended July 3, 2010
	(53 Weeks)
		U.S.	Other
		Broadline	Non-Guarantor	Consolidated
	Sysco	Subsidiaries	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used for):
Operating activities	$(503,318)	$1,103,762	$284,984	$885,428
Investing activities	(225,565)	(228,769)	(201,986)	(656,320)
Financing activities	(664,236)	559	(3,353)	(667,030)
Effect of exchange rate on cash	—	—	4,714	4,714
Intercompany activity	867,446	(875,833)	8,387	—

Net (decrease) increase in cash	(525,673)	(281)	92,746	(433,208)
Cash at the beginning of the period	899,196	32,216	87,239	1,018,651

Cash at the end of the period	$373,523	$31,935	$179,985	$585,443

	Condensed Consolidating Cash Flows
	Year Ended June 27, 2009
		U.S.	Other
		Broadline	Non-Guarantor	Consolidated
	Sysco	Subsidiaries	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used for):
Operating activities	$(354,022)	$1,622,601	$308,170	$1,576,749
Investing activities	(82,684)	(296,933)	(279,046)	(658,663)
Financing activities	(380,564)	1,060	(139)	(379,643)
Effect of exchange rate on cash	—	—	334	334
Intercompany activity	1,229,820	(1,328,724)	98,904	—

Net increase (decrease) in cash	412,550	(1,996)	128,223	538,777
Cash at the beginning of the period	486,646	34,212	(40,984)	479,874

Cash at the end of the period	$899,196	$32,216	$87,239	$1,018,651

22.	QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended July 2, 2011 and July 3, 2010 is set forth below:

	Fiscal 2011 Quarter Ended
	October 2	January 1	April 2	July 2	Fiscal Year
	(In thousands except for per share data)

Sales	$9,751,274	$9,384,852	$9,761,660	$10,425,703	$39,323,489
Cost of sales	7,919,857	7,642,908	7,950,800	8,488,776	32,002,341

Gross profit	1,831,417	1,741,944	1,810,860	1,936,927	7,321,148
Operating expenses	1,325,177	1,304,919	1,383,373	1,376,177	5,389,646

Operating income	506,240	437,025	427,487	560,750	1,931,502
Interest expense	31,101	28,060	28,972	30,134	118,267
Other expense (income), net	(1,684)	(1,300)	(6,957)	(4,278)	(14,219)

Earnings before income taxes	476,823	410,265	405,472	534,894	1,827,454
Income taxes	177,754	152,092	146,994	198,584	675,424

Net earnings	$299,069	$258,173	$258,478	$336,310	$1,152,030

Per share:
Basic net earnings	$0.51	$0.44	$0.44	$0.57	$1.96
Diluted net earnings	0.51	0.44	0.44	0.57	1.96
Dividends declared	0.25	0.26	0.26	0.26	1.03
Market price — high/low	32-27	30-28	31-27	33-28	33-27

	Fiscal 2010 Quarter Ended
				July 3	Fiscal Year
	September 26	December 26	March 27	(14 Weeks)	(53 Weeks)
	(In thousands except for per share data)

Sales	$9,081,426	$8,868,499	$8,945,093	$10,348,477	$37,243,495
Cost of sales	7,334,067	7,173,612	7,261,721	8,366,609	30,136,009

Gross profit	1,747,359	1,694,887	1,683,372	1,981,868	7,107,486
Operating expenses	1,250,031	1,232,536	1,251,269	1,397,782	5,131,618

Operating income	497,328	462,351	432,103	584,086	1,975,868
Interest expense	33,800	31,522	27,654	32,501	125,477
Other (income), net	(2,012)	(1,138)	1,028	2,924	802

Earnings before income taxes	465,540	431,967	403,421	548,661	1,849,589
Income taxes	139,335	163,618	155,773	210,880	669,606

Net earnings	$326,205	$268,349	$247,648	$337,781	$1,179,983

Per share:
Basic net earnings	$0.55	$0.45	$0.42	$0.57	$1.99
Diluted net earnings	0.55	0.45	0.42	0.57	1.99
Dividends declared	0.24	0.25	0.25	0.25	0.99
Market price — high/low	26-21	29-24	30-27	32-28	32-21
Percentage change — 2011 vs. 2010:
Sales	7%	6%	9%	1%	6%
Operating income	2	(5)	(1)	(4)	(2)
Net earnings	(8)	(4)	4	(0)	(2)
Basic net earnings per share	(7)	(2)	5	—	(2)
Diluted net earnings per share	(7)	(2)	5	—	(2)

Financial results are impacted by accounting changes and the adoption of various accounting standards. See Note 2, “Changes in Accounting.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of July 2, 2011, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 38.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2011 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Corporate Governance and Board of Directors Matters.”

Item 11.	Executive Compensation

The information required by this item will be included in our proxy statement for the 2011 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2011 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2011 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Certain Relationships and Related Transactions” and “Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2011 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

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

3. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is hereby incorporated herein by reference, are filed or furnished as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of August, 2011.

SYSCO CORPORATION

By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ WILLIAM J. DELANEY William J. DeLaney	President and Chief Executive Officer (principal executive officer)

/s/ ROBERT C. KREIDLER Robert C. Kreidler	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ G. MITCHELL ELMER G. Mitchell Elmer	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)

DIRECTORS:

/s/ JOHN M. CASSADAY	/s/ JOSEPH A. HAFNER, JR.

John M. Cassaday	Joseph A. Hafner, Jr.
/s/ JUDITH B. CRAVEN	/s/ HANS-JOACHIM KOERBER

Judith B. Craven	Hans-Joachim Koerber
/s/ WILLIAM J. DELANEY	/s/ NANCY S. NEWCOMB

William J. DeLaney	Nancy S. Newcomb
/s/ MANUEL A. FERNANDEZ	/s/ PHYLLIS S. SEWELL

Manuel A. Fernandez	Phyllis S. Sewell
/s/ LARRY C. GLASSCOCK	/s/ RICHARD G. TILGHMAN

Larry C. Glasscock	Richard G. Tilghman
/s/ JONATHAN GOLDEN	/s/ JACKIE M. WARD

Jonathan Golden	Jackie M. Ward

EXHIBIT INDEX

Exhibits.

3.1		—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
3.2		—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).
3.3		—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).
3.4		—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).
3.5		—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).
4.1		—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).
4.2		—	Third Supplemental Indenture, dated as of April 25, 1997 between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
4.3		—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).
4.4		—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).
4.5		—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).
4.6		—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).
4.7		—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).
4.8		—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).
4.9		—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).
4.10		—	Form of Guarantee of Indebtedness of Sysco Corporation under Exhibits 4.1 through 4.9 as executed by Sysco’s U.S. Broadline subsidiaries, incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 20, 2011 (File No. 1-6544).
4.11		—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).
4.12		—	Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).
4.13		—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).
10.1		—	Credit Agreement dated November 4, 2005 between Sysco Corporation, Sysco International, Co., JP Morgan Chase Bank, N.A., and certain Lenders party thereto, incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 10, 2005 (File No. 1-6544).
10.2		—	Form of Commitment Increase Agreement dated September 25, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).
10.3		—	Form of Extension Agreement effective September 21, 2007 by and among Sysco Corporation, JPMorgan Chase Bank, individually and as Administrative Agent, the Co-Syndication Agents named therein and the other financial institutions party thereto relating to the Credit Agreement dated November 4, 2005, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 29, 2007 filed on November 8, 2007 (File No. 1-6544).
10.4		—	Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10.5		—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10.6		—	Commercial Paper Dealer Agreement, dated as of April 13, 2006, between Sysco Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 19, 2006 (File No. 1-6544).
10	.7#	—	Demand Facility Agreement, dated as of June 30, 2011, between SFS Canada I, LP and The Toronto-Dominion Bank.
10	.8#		Guaranty Agreement, dated as of June 30, 2011, between Sysco Corporation and The Toronto-Dominion Bank.
10	.9†	—	Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).
10	.10†	—	First Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 27, 2008 filed on February 3, 2009 (File No. 1-6544).

10	.11†	—	Second Amendment to the Fifth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).
10	.12†	—	Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).
10	.13†	—	Ninth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).
10	.14†	—	Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).
10	.15†#	—	First Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.
10	.16†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).
10	.17†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(vv) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.18†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2001 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(ww) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.19†	—	Form of Stock Option Grant Agreement issued to executive officers on September 12, 2002 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(xx) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.20†	—	Form of Stock Option Grant Agreement issued to executive officers on September 11, 2003 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year ended July 3, 2004 filed on September 16, 2004 (File No. 1-6544).
10	.21†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 2004 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).
10	.22†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).
10	.23†	—	First Amendment to the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).
10	.24†	—	Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 and September 7, 2006 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).
10	.25†	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).
10	.26†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).
10	.27†	—	Form of Stock Option Grant Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).
10	.28†	—	Form of Restricted Stock Unit Award Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).
10	.29†	—	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).
10	.30†	—	Restricted Stock Award Agreement issued to Kenneth F. Spitler on January 17, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 28, 2009 filed on May 5, 2009 (File No. 1-6544).
10	.31†	—	First Amendment to Restricted Stock Award Agreement between Sysco Corporation and Kenneth F. Spitler dated February 16, 2010, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 27, 2010 filed on May 4, 2010 (File No. 1-6544).
10	.32†	—	Amended and Restated 2004 Cash Performance Unit Plan (formerly known as the 2004 Long-Term Incentive Cash Plan and the 2004 Mid-Term Incentive Plan), incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).
10	.33†	—	First Amendment to the Fiscal Year 2008 Mid-Term Incentive Program dated September 11, 2008, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2008 filed on November 4, 2008 (File No. 1-6544).
10	.34†	—	Form of Performance Unit Grant Agreement issued to executive officers effective October 16, 2008, under the 2004 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2008 filed on November 4, 2008 (File No. 1-6544).
10	.35†	—	First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).
10	.36†	—	Form of Performance Unit Grant Agreement issued to executive officers effective November 10, 2009, under the First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).
10	.37†	—	Form of Performance Unit Grant Agreement issued to executive officers effective November 11, 2010, under the First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).
10	.38†	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed on October 8, 2009 (File No. 1-6544).
10	.39†	—	Form of Fiscal Year 2011 Bonus Award for the Chief Executive Officer and Executive Vice Presidents (including the Chief Financial Officer) under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

10	.40†	—	Form of Fiscal Year 2011 Bonus Award for the Chief Executive Officer and Executive Vice Presidents (including the Chief Financial Officer) under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).
10	.41†	—	First Amendment to Fiscal 2011 Management Incentive Plan Bonus Agreement between Sysco Corporation and William J. DeLaney dated September 3, 2010, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).
10	.42†	—	Transition and Early Retirement Agreement between Sysco Corporation and Kenneth F. Spitler effective February 24, 2010, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 27, 2010 filed on May 4, 2010 (File No. 1-6544).
10	.43†	—	Transition and Early Retirement Agreement between Sysco Corporation and Stephen F. Smith effective March 25, 2010, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 27, 2010 filed on May 4, 2010 (File No. 1-6544).
10	.44†	—	Letter agreement dated September 1, 2009 between Sysco Corporation and Robert C. Kreidler regarding compensation and relocation expenses, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).
10	.45†	—	First Amendment to Offer Letter dated September 1, 2009 between Sysco Corporation and Robert C. Kreidler dated September 24, 2010, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).
10	.46†#	—	Description of Compensation Arrangements with Named Executive Officers.
10	.47†	—	Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).
10	.48†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).
10	.49†	—	Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).
10	.50†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).
10	.51†	—	Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).
10	.52†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).
10	.53†	—	Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).
10	.54†	—	First Amendment to the Amended and Restated 2005 Non-Employee Directors Stock Plan effective June 28, 2009, incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended June 27, 2009 filed on August 25, 2009 (File No. 1-6544).
10	.55†	—	Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.56†	—	Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.57†	—	Form of Restricted Stock Agreement under the Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).
10	.58†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).
10	.59†	—	Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).
10	.60†	—	Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).
10	.61†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.62†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).
10	.63†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).
10	.64†	—	Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).
10	.65†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).
10	.66†	—	Description of Compensation Arrangements with Non-Employee Directors, including the Non-Executive Chairman, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).
10	.67†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).
21	.1#	—	Subsidiaries of the Registrant.
23	.1#	—	Consent of Independent Registered Public Accounting Firm.
31	.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.1#	—	The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended July 2, 2011 filed with the SEC on August 30, 2011, formatted in XBRL includes: (i) Consolidated Balance Sheets as of July 2, 2011 and July 3, 2010, (ii) Consolidated Results of Operations for the periods ended July 2, 2011, July 3, 2010 and June 27, 2009, (iii) Consolidated Shareholders’ Equity for the periods ended July 2, 2011, July 3, 2010 and June 27, 2009, (iv) Consolidated Cash Flows for the periods ended July 2, 2011, July 3, 2010 and June 27, 2009, and (v) the Notes to Consolidated Financial Statements.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#	Filed Herewith

Note: Debt instruments of Sysco Corporation and its subsidiaries defining the rights of long-term debt holders in principal amounts not exceeding 10% of Sysco Corporation’s consolidated assets have been omitted and will be provided to the Securities and Exchange Commission upon request.