Form 10-Q
period 2011-10-01
SYSCO CORP
filed 2011-11-08
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011

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
586,032,473 shares of common stock were outstanding as of October 29, 2011.

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 5. Other Information	36
Item 6. Exhibits	36

Signatures	37
EX-10.1
EX-10.2
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	October 1, 2011	July 2, 2011	October 2, 2010
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$284,101	$639,765	$448,374
Accounts and notes receivable, less allowances of $53,796, $42,436 and $49,376	3,061,145	2,898,283	2,814,958
Inventories	2,137,451	2,073,766	1,875,242
Deferred income taxes	135,962	—	74,419
Prepaid expenses and other current assets	77,575	72,496	76,418
Prepaid income taxes	—	48,572	—

Total current assets	5,696,234	5,732,882	5,289,411
Plant and equipment at cost, less depreciation	3,615,361	3,512,389	3,277,583
Other assets
Goodwill	1,621,257	1,633,289	1,577,691
Intangibles, less amortization	108,610	109,938	110,974
Restricted cash	123,773	110,516	129,532
Other assets	281,628	286,541	270,219

Total other assets	2,135,268	2,140,284	2,088,416

Total assets	$11,446,863	$11,385,555	$10,655,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$5,350	$181,975	$—
Accounts payable	2,164,695	2,183,417	1,998,982
Accrued expenses	817,703	856,569	751,640
Accrued income taxes	384,613	—	337,001
Deferred income taxes	—	146,083	50,561
Current maturities of long-term debt	206,329	207,031	7,837

Total current liabilities	3,578,690	3,575,075	3,146,021
Other liabilities
Long-term debt	2,384,986	2,279,517	2,486,646
Deferred income taxes	212,583	204,223	282,836
Other long-term liabilities	616,349	621,498	758,912

Total other liabilities	3,213,918	3,105,238	3,528,394
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	891,645	887,754	825,930
Retained earnings	7,831,330	7,681,669	7,286,409
Accumulated other comprehensive loss	(352,107)	(259,958)	(415,765)
Treasury stock at cost, 177,669,492, 173,597,346 and 178,993,904 shares	(4,481,788)	(4,369,398)	(4,480,754)

Total shareholders’ equity	4,654,255	4,705,242	3,980,995

Total liabilities and shareholders’ equity	$11,446,863	$11,385,555	$10,655,410

Note: The July 2, 2011 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In Thousands, Except for Share and Per Share Data)

	13-Week Period Ended
	October 1, 2011	October 2, 2010
Sales	$10,586,390	$9,751,274
Cost of sales	8,638,790	7,905,170

Gross profit	1,947,600	1,846,104
Operating expenses	1,438,260	1,339,864

Operating income	509,340	506,240
Interest expense	29,474	31,101
Other expense (income), net	250	(1,684)

Earnings before income taxes	479,616	476,823
Income taxes	176,963	177,754

Net earnings	$302,653	$299,069

Net earnings:
Basic earnings per share	$0.51	$0.51
Diluted earnings per share	0.51	0.51

Average shares outstanding	592,003,631	588,711,412
Diluted shares outstanding	593,449,101	591,103,346

Dividends declared per common share	$0.26	$0.25
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	13-Week Period Ended
	October 1, 2011	October 2, 2010
Net earnings	$302,653	$299,069

Other comprehensive (loss) income:
Foreign currency translation adjustment	(102,267)	51,465
Items presented net of tax:
Amortization of cash flow hedge	107	107
Amortization of unrecognized prior service cost	773	638
Amortization of unrecognized actuarial loss, net	9,215	12,253
Amortization of unrecognized transition obligation	23	23

Total other comprehensive (loss) income	(92,149)	64,486

Comprehensive income	$210,504	$363,555

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In Thousands)

	13-Week Period Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net earnings	$302,653	$299,069
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	9,842	10,148
Depreciation and amortization	99,641	101,714
Deferred income taxes	(290,671)	(198,900)
Provision for losses on receivables	7,075	5,670
Other non-cash items	226	1,973
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(195,451)	(178,499)
(Increase) in inventories	(82,322)	(85,649)
(Increase) in prepaid expenses and other current assets	(6,347)	(4,958)
(Decrease) increase in accounts payable	(784)	25,468
(Decrease) in accrued expenses	(40,867)	(124,601)
Increase in accrued income taxes	444,905	342,129
(Increase) in other assets	(3,448)	(13,539)
Increase in other long-term liabilities	10,895	47,034
Excess tax benefits from share-based compensation arrangements	(4)	(277)

Net cash provided by operating activities	255,343	226,782

Cash flows from investing activities:
Additions to plant and equipment	(226,547)	(142,924)
Proceeds from sales of plant and equipment	2,092	354
Acquisition of businesses, net of cash acquired	(36,118)	(23,891)
Maturities of short-term investments	—	24,075
(Increase) in restricted cash	(13,257)	(5,044)

Net cash used for investing activities	(273,830)	(147,430)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	(68,625)	—
Other debt borrowings	984	626
Other debt repayments	(2,165)	(2,273)
Proceeds from common stock reissued from treasury for share-based compensation awards	31,216	40,834
Treasury stock purchases	(133,370)	(116,699)
Dividends paid	(153,790)	(146,868)
Excess tax benefits from share-based compensation arrangements	4	277

Net cash used for financing activities	(325,746)	(224,103)

Effect of exchange rates on cash	(11,431)	7,682

Net (decrease) in cash and cash equivalents	(355,664)	(137,069)
Cash and cash equivalents at beginning of period	639,765	585,443

Cash and cash equivalents at end of period	$284,101	$448,374

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52,765	$54,302
Income taxes	21,913	35,180
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
1. BASIS OF PRESENTATION
     The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 2, 2011 consolidated balance sheet which was taken from the audited financial statements included in the company’s Fiscal 2011 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.
     Prior year amounts within the consolidated results of operations have been reclassified to conform to the current year presentation as it relates to the classification of certain items in cost of sales and operating expenses within these statements.
     These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Fiscal 2011 Annual Report on Form 10-K. As discussed in footnote 12, Sysco’s management changed the way it evaluates the performance of its operating segment results beginning in fiscal 2012. As a result, fiscal 2011 information within Note 12, Note 13 and Note 14 has been revised to show the new basis of operating segment results. As a result of the new segment performance basis of reporting and the change in income statement presentation noted above, Sysco intends to revise applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data included in the company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011. These revised sections will be filed on a Current Report on Form 8-K on the same day this Form 10-Q is filed.
     A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1 to this Form 10-Q.
2. NEW ACCOUNTING STANDARDS
Testing Goodwill for Impairment
     In September 2011, the FASB issued Accounting Standard Update 2011-08, “Testing Goodwill for Impairment.” This update amends Accounting Standards Codification (ASC) 350, “Intangibles—Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Sysco is currently evaluating the impact this update may have on its goodwill impairment testing.
Disclosures About an Employer’s Participation in a Multiemployer Plan
     In September 2011, the FASB issued Accounting Standard Update 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.” This update amends ASC 715-80, “Compensation—Retirement Benefits—Multiemployer Plans” to require additional disclosures about an employer’s participation in a multiemployer pension plan including additional information about the plans, the level of an employer’s participation in the plans and the financial health of significant plans. This update does not change the accounting for multiemployer pension plans. The amendments in this update are effective for fiscal years ending after December 15, 2011. Sysco is currently evaluating the impact this update will have on its annual disclosures.

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
     The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
•	Time deposits, certificates of deposit and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 2 measurement in the tables below.

•	Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents and restricted cash as Level 1 measurements in the tables below.

•	The interest rate swap agreements, discussed further in Note 4, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. These are included as a Level 2 measurement in the tables below.
     The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of October 1, 2011, July 2, 2011 and October 2, 2010:

	Assets Measured at Fair Value as of October 1, 2011
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$—	$83,808	$—	$83,808
Restricted cash	123,773	—	—	123,773
Other assets
Interest rate swap agreements	—	13,246	—	13,246

Total assets at fair value	$123,773	$97,054	$—	$220,827

	Assets Measured at Fair Value as of July 2, 2011
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$141,350	$163,465	$—	$304,815
Restricted cash	110,516	—	—	110,516
Other assets
Interest rate swap agreements	—	13,482	—	13,482

Total assets at fair value	$251,866	$176,947	$—	$428,813

	Assets Measured at Fair Value as of October 2, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$35,280	$251,269	$—	$286,549
Restricted cash	129,532	—	—	129,532
Other assets
Interest rate swap agreements	—	17,484	—	17,484

Total assets at fair value	$164,812	$268,753	$—	$433,565

     The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total debt approximated $3,015.6 million, $2,919.4 million and $2,853.9 million as of October 1, 2011, July 2, 2011 and October 2, 2010, respectively. The carrying value of total debt was $2,596.7 million, $2,668.5 million and $2,494.5 million as of October 1, 2011, July 2, 2011 and October 2, 2010, respectively.
4. DERIVATIVE FINANCIAL INSTRUMENTS
     Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position. The company does not use derivative financial instruments for trading or speculative purposes.
     In fiscal 2010, the company entered into two interest rate swap agreements that effectively converted $250.0 million of fixed rate debt maturing in fiscal 2013 and $200.0 million of fixed rate debt maturing in fiscal 2014 to floating rate debt. These transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.
     The location and the fair value of derivative instruments in the consolidated balance sheet as of October 1, 2011, July 2, 2011 and October 2, 2010 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements
October 1, 2011	Other assets	$13,246	N/A	N/A
July 2, 2011	Other assets	13,482	N/A	N/A
October 2, 2010	Other assets	17,484	N/A	N/A
     The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended October 1, 2011 and October 2, 2010 presented on a pre-tax basis are as follows:

Location of (Gain)
	or Loss Recognized	Amount of (Gain) or Loss
	in Income	Recognized in Income
13-Week Period Ended
		October 1, 2011	October 2, 2010
(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(487)	$(500)

     Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 13-week periods ended October 1, 2011 and October 2, 2010. The interest rate swaps do not contain credit-risk-related contingent features.
5. DEBT
     As of October 1, 2011, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95.0 million, of which $5.4 million was outstanding.
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
     As of October 1, 2011, commercial paper issuances outstanding were $108.0 million and were classified as long-term debt since the company’s commercial paper programs are supported by the long-term revolving credit facility described above. During the 13-week period ended October 1, 2011, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $401.8 million.
6. EMPLOYEE BENEFIT PLANS
     The components of net company-sponsored benefit cost for the 13-week period presented are as follows:

	Pension Benefits		Other Postretirement Plans
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
		(In thousands)
Service cost	$27,055	$24,861	$114	$99
Interest cost	36,879	33,744	158	131
Expected return on plan assets	(40,401)	(32,980)	—	—
Amortization of prior service cost	1,201	989	54	47
Recognized net actuarial loss (gain)	15,041	19,988	(83)	(97)
Amortization of transition obligation	—	—	38	38

Net periodic benefit cost	$39,775	$46,602	$281	$218

     Sysco’s contributions to its company-sponsored defined benefit plans were $5.7 million and $5.0 million during the 13-week periods ended October 1, 2011 and October 2, 2010, respectively.
     The company made contributions of $140.0 million to its company-sponsored qualified pension plan (Retirement Plan) in fiscal 2011 that would normally have been made in fiscal 2012. Additional contributions to the Retirement Plan are not currently anticipated in fiscal 2012; however, management will evaluate the funding position at the end of fiscal 2012 and select the timing for a contribution at that time. The company’s contributions to the Supplemental Executive Retirement Plan (SERP) and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2012 contributions to fund benefit payments for the SERP and other post-retirement plans are $23.1 million and $0.3 million, respectively.

7. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	October 1, 2011	October 2, 2010
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$302,653	$299,069

Denominator:
Weighted-average basic shares outstanding	592,003,631	588,711,412
Dilutive effect of share-based awards	1,445,470	2,391,934

Weighted-average diluted shares outstanding	593,449,101	591,103,346

Basic earnings per share:	$0.51	$0.51

Diluted earnings per share:	$0.51	$0.51

     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 50,000,000 and 47,800,000 for the first quarter of fiscal 2012 and 2011, respectively.
8. SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans.
Stock Incentive Plans
     There were no share-based award grants to employees or non-employee directors during the first quarter of fiscal 2012.
Employees’ Stock Purchase Plan
     Plan participants purchased 377,730 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first quarter of fiscal 2012.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.68 during the first quarter of fiscal 2012. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.
All Share-Based Payment Arrangements
     The total share-based compensation cost that has been recognized in results of operations was $9.8 million and $10.1 million for the first quarter of fiscal 2012 and fiscal 2011, respectively.
     As of October 1, 2011, there was $52.7 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.50 years.

9. INCOME TAXES
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
     As noted in the table above, payments related to the settlement were $212.0 million in fiscal 2011, none of which had been paid in the first quarter of fiscal 2011. Amounts to be paid in fiscal 2012 will occur in connection with Sysco’s quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above.
     Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of each year in which settlement payments were to be made.
Uncertain Tax Positions
     As of October 1, 2011, the gross amount of unrecognized tax benefits was $72.9 million and the gross amount of accrued interest liabilities was $34.5 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.
Effective Tax Rates
     The effective tax rate of 36.90% for the first quarter of fiscal 2012 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $3.6 million resulting from changes in exchange rates. Lower foreign statutory tax rates also had the impact of reducing the effective tax rate.
     The effective tax rate of 37.28% for the first quarter of fiscal 2011 was favorably impacted by the adjustment of the carrying values of the company’s corporate-owned life insurance policies to their cash surrender values. The gain of $13.5 million recorded in the first quarter of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $5.2 million.
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

10. ACQUISITIONS
     During the first quarter of fiscal 2012, in the aggregate, the company paid cash of $36.1 million for acquisitions made during fiscal 2012. Acquisitions in the first quarter of fiscal 2012 were immaterial to the consolidated financial statements.
     Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained or certain outstanding contingencies are resolved. As of October 1, 2011, aggregate contingent consideration amounts outstanding relating to acquisitions was $64.5 million, of which $46.0 million could result in the recording of additional goodwill.
11. COMMITMENTS AND CONTINGENCIES
     Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated. Management does not believe these proceedings will have a material adverse effect upon the consolidated financial position or results of operations of the company. However, the final results of legal proceedings cannot be predicted with certainty and if the company failed to prevail in one or more of these legal matters, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.
Multiemployer Pension Plans
     Sysco contributes to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other employers contributing to the plan. Based upon the information available from plan administrators, management believes that several of these multiemployer plans are underfunded. In addition, pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, Sysco expects its contributions to these plans to increase in the future.
     Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2009 to December 31, 2010, Sysco estimates its share of withdrawal liability on most of the multiemployer plans in which it participates could have been as much as $210.0 million as of October 1, 2011, based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans Sysco participates in have a valuation date of calendar year-end. As such, the majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2009; therefore, the company’s estimated liability reflects the condition of the financial markets as of that date. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.
     As of October 1, 2011, Sysco had approximately $46.9 million in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred. Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are adjusted in the period of payment to reflect any changes to these estimates. If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, Sysco could have additional liability. The company does not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which Sysco has voluntarily withdrawn.
Fuel Commitments
     Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements. As of October 1, 2011, outstanding forward diesel fuel purchase commitments totaled approximately $91.7 million at a fixed price through September 2012.

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
     Beginning in the first quarter of fiscal 2012, operating segment results no longer include certain centrally incurred costs for corporate overhead and shared services due to a change in how management evaluates the performance of each of the operating segments. Previously, these centrally incurred costs were charged to the segments based upon the relative level of service used by each operating segment. Management now evaluates the performance of each of our operating segments based on its respective operating income results, which excludes the allocation of certain centrally incurred costs. This results in higher operating income at an operating segment level and higher corporate expenses. Segment reporting for the comparable prior year period has been revised to conform to the new basis of determining segment operating income without the allocation of certain centrally incurred costs. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared service center. These also include all share-based compensation costs and expenses related to the company’s Business Transformation Project.
     In addition, beginning in the third quarter of fiscal 2011, the company’s custom-cut meat operations were reorganized to function as part of the United States Broadline segment. As a result, the custom-cut meat operations are included in the Broadline reportable segment in the segment reporting presented below. Previously, these operations were an independent segment and were presented with the “Other” financial information relating to non-reportable segments. Segment reporting for the comparable prior year period has been revised to conform to the new classification of the custom-cut meat operations as part of the Broadline reportable segment.

     The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended
	October 1, 2011	October 2, 2010
Sales (in thousands):
Broadline	$8,658,521	$7,947,673
SYGMA	1,384,469	1,319,496
Other	588,561	525,867
Intersegment sales	(45,161)	(41,762)

Total	$10,586,390	$9,751,274

	13-Week Period Ended
	October 1, 2011	October 2, 2010
Operating income (in thousands):
Broadline	$624,115	$592,544
SYGMA	15,691	14,988
Other	24,485	20,988

Total segments	664,291	628,520
Corporate expenses	(154,951)	(122,280)

Total operating income	509,340	506,240

Interest expense	29,474	31,101
Other expense (income), net	250	(1,684)

Earnings before income taxes	$479,616	$476,823

	October 1, 2011	July 2, 2011	October 2, 2010
Assets (in thousands):
Broadline	$7,482,833	$7,220,046	$6,717,731
SYGMA	448,525	456,204	385,487
Other	826,334	814,174	764,659

Total segments	8,757,692	8,490,424	7,867,877
Corporate	2,689,171	2,895,131	2,787,533

Total	$11,446,863	$11,385,555	$10,655,410

13. SUPPLEMENTAL GUARANTOR INFORMATION — PARENT GUARANTEE
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

		Condensed Consolidating Balance Sheet
	October 1, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$200,076	$18	$5,496,140	$—	$5,696,234
Investment in subsidiaries	14,459,412	385,449	51,391	(14,896,252)	—
Plant and equipment, net	593,156	—	3,022,205	—	3,615,361
Other assets	389,985	224	1,745,059	—	2,135,268

Total assets	$15,642,629	$385,691	$10,314,795	$(14,896,252)	$11,446,863

Current liabilities	$401,006	$204,083	$2,973,601	$—	$3,578,690
Intercompany payables (receivables)	7,896,806	(4,891)	(7,891,915)	—	—
Long-term debt	2,335,586	—	49,400	—	2,384,986
Other liabilities	504,461	—	324,471	—	828,932
Shareholders’ equity	4,504,770	186,499	14,859,238	(14,896,252)	4,654,255

Total liabilities and shareholders’ equity	$15,642,629	$385,691	$10,314,795	$(14,896,252)	$11,446,863

	Condensed Consolidating Balance Sheet
	July 2, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$354,450	$34	$5,378,398	$—	$5,732,882
Investment in subsidiaries	14,014,569	371,866	128,461	(14,514,896)	—
Plant and equipment, net	569,567	—	2,942,822	—	3,512,389
Other assets	378,317	329	1,761,638	—	2,140,284

Total assets	$15,316,903	$372,229	$10,211,319	$(14,514,896)	$11,385,555

Current liabilities	$430,300	$201,016	$2,943,759	$—	$3,575,075
Intercompany payables (receivables)	7,800,254	9,301	(7,809,555)	—	—
Long-term debt	2,227,483	—	52,034	—	2,279,517
Other liabilities	405,376	—	420,345	—	825,721
Shareholders’ equity	4,453,490	161,912	14,604,736	(14,514,896)	4,705,242

Total liabilities and shareholders’ equity	$15,316,903	$372,229	$10,211,319	$(14,514,896)	$11,385,555

	Condensed Consolidating Balance Sheet
	October 2, 2010
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$219,678	$21	$5,069,712	$—	$5,289,411
Investment in subsidiaries	15,670,458	493,563	130,477	(16,294,498)	—
Plant and equipment, net	471,947	—	2,805,636	—	3,277,583
Other assets	386,531	543	1,701,342	—	2,088,416

Total assets	$16,748,614	$494,127	$9,707,167	$(16,294,498)	$10,655,410

Current liabilities	$369,160	$4,165	$2,772,696	$—	$3,146,021
Intercompany payables (receivables)	9,832,833	84,075	(9,916,908)	—	—
Long-term debt	2,233,383	199,897	53,366	—	2,486,646
Other liabilities	513,242	—	528,506	—	1,041,748
Shareholders’ equity	3,799,996	205,990	16,269,507	(16,294,498)	3,980,995

Total liabilities and shareholders’ equity	$16,748,614	$494,127	$9,707,167	$(16,294,498)	$10,655,410

	For the 13-Week Period Ended October 1, 2011
			Other
		Sysco	Non-Guarantor		Consolidated
	Sysco	International	Subsidiaries	Eliminations	Totals
			(In thousands)
Sales	$—	$—	$10,586,390	$—	$10,586,390
Cost of sales	—	—	8,638,790	—	8,638,790

Gross profit	—	—	1,947,600	—	1,947,600
Operating expenses	116,963	34	1,321,263	—	1,438,260

Operating income (loss)	(116,963)	(34)	626,337	—	509,340
Interest expense (income)	96,278	2,736	(69,540)	—	29,474
Other expense (income), net	(1,315)	—	1,565	—	250

Earnings (losses) before income taxes	(211,926)	(2,770)	694,312	—	479,616
Income tax (benefit) provision	(78,193)	(1,022)	256,178	—	176,963
Equity in earnings of subsidiaries	436,386	26,335	—	(462,721)	—

Net earnings	$302,653	$24,587	$438,134	$(462,721)	$302,653

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended October 2, 2010
			Other
			Non-Guarantor
	Sysco	Sysco International	Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Sales	$—	$—	$9,751,274	$—	$9,751,274
Cost of sales	—	—	7,905,170	—	7,905,170

Gross profit	—	—	1,846,104	—	1,846,104
Operating expenses	118,990	33	1,220,841	—	1,339,864

Operating income (loss)	(118,990)	(33)	625,263	—	506,240
Interest expense (income)	130,989	2,576	(102,464)	—	31,101
Other expense (income), net	(83)	—	(1,601)	—	(1,684)

Earnings (losses) before income taxes	(249,896)	(2,609)	729,328	—	476,823
Income tax (benefit) provision	(93,159)	(973)	271,886	—	177,754
Equity in earnings of subsidiaries	455,806	15,474	—	(471,280)	—

Net earnings	$299,069	$13,838	$457,442	$(471,280)	$299,069

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended October 1, 2011
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(74,065)	$27,774	$301,634	$255,343
Investing activities	(65,808)	—	(208,022)	(273,830)
Financing activities	(142,476)	—	(183,270)	(325,746)
Effect of exchange rates on cash	—	—	(11,431)	(11,431)
Intercompany activity	111,977	(27,774)	(84,203)	—

Net increase (decrease) in cash	(170,372)	—	(185,292)	(355,664)
Cash at the beginning of the period	305,513	—	334,252	639,765

Cash at the end of the period	$135,141	$—	$148,960	$284,101

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended October 2, 2010
			Other
		Sysco	Non-Guarantor	Consolidated
	Sysco	International	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(116,168)	$16,971	$325,979	$226,782
Investing activities	(59,502)	—	(87,928)	(147,430)
Financing activities	(222,242)	—	(1,861)	(224,103)
Effect of exchange rates on cash	—	—	7,682	7,682
Intercompany activity	195,160	(16,971)	(178,189)	—

Net increase (decrease) in cash	(202,752)	—	65,683	(137,069)
Cash at the beginning of the period	373,523	—	211,920	585,443

Cash at the end of the period	$170,771	$—	$277,603	$448,374

14. SUPPLEMENTAL GUARANTOR INFORMATION — SUBSIDIARY GUARANTEES
     On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. As of October 1, 2011, Sysco had a total of $2,225.0 million in senior notes and debentures outstanding.
     The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent issuer (Sysco Corporation), the guarantors (U.S. Broadline subsidiaries), and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	October 1, 2011
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$200,076	$3,803,462	$1,692,696	$—	$5,696,234
Investment in subsidiaries	14,459,412	—	—	(14,459,412)	—
Plant and equipment, net	593,156	1,853,608	1,168,597	—	3,615,361
Other assets	389,985	518,715	1,226,568	—	2,135,268

Total assets	$15,642,629	$6,175,785	$4,087,861	$(14,459,412)	$11,446,863

Current liabilities	$401,006	$1,136,886	$2,040,798	$—	$3,578,690
Intercompany payables (receivables)	7,896,806	(7,917,812)	21,006	—	—
Long-term debt	2,335,586	26,517	22,883	—	2,384,986
Other liabilities	504,461	256,630	67,841	—	828,932
Shareholders’ equity	4,504,770	12,673,564	1,935,333	(14,459,412)	4,654,255

Total liabilities and shareholders’ equity	$15,642,629	$6,175,785	$4,087,861	$(14,459,412)	$11,446,863

	Condensed Consolidating Balance Sheet
	July 2, 2011
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$354,450	$3,476,921	$1,901,511	$—	$5,732,882
Investment in subsidiaries	14,014,569	—	—	(14,014,569)	—
Plant and equipment, net	569,567	1,794,473	1,148,349	—	3,512,389
Other assets	378,317	519,664	1,242,303	—	2,140,284

Total assets	$15,316,903	$5,791,058	$4,292,163	$(14,014,569)	$11,385,555

Current liabilities	$430,300	$840,586	$2,304,189	$—	$3,575,075
Intercompany payables (receivables)	7,800,254	(7,701,021)	(99,233)	—	—
Long-term debt	2,227,483	26,542	25,492	—	2,279,517
Other liabilities	405,376	343,427	76,918	—	825,721
Shareholders’ equity	4,453,490	12,281,524	1,984,797	(14,014,569)	4,705,242

Total liabilities and shareholders’ equity	$15,316,903	$5,791,058	$4,292,163	$(14,014,569)	$11,385,555

	Condensed Consolidating Balance Sheet
	October 2, 2010
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)
Current assets	$219,678	$3,484,185	$1,585,548	$—	$5,289,411
Investment in subsidiaries	15,670,458	—	—	(15,670,458)	—
Plant and equipment,net	471,947	1,770,818	1,034,818	—	3,277,583
Other assets	386,531	499,472	1,202,413	—	2,088,416

Total assets	$16,748,614	$5,754,475	$3,822,779	$(15,670,458)	$10,655,410

Current liabilities	$369,160	$1,067,337	$1,709,524	$—	$3,146,021
Intercompany payables (receivables)	9,832,833	(9,777,887)	(54,946)	—	—
Long-term debt	2,233,383	25,003	228,260	—	2,486,646
Other liabilities	513,242	436,419	92,087	—	1,041,748
Shareholders’ equity	3,799,996	14,003,603	1,847,854	(15,670,458)	3,980,995

Total liabilities and shareholders’ equity	$16,748,614	$5,754,475	$3,822,779	$(15,670,458)	$10,655,410

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended October 1, 2011
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)
Sales	$—	$7,320,286	$3,457,058	$(190,954)	$10,586,390
Cost of sales	—	5,864,706	2,943,184	(169,100)	8,638,790

Gross profit	—	1,455,580	513,874	(21,854)	1,947,600
Operating expenses	116,963	898,031	445,120	(21,854)	1,438,260

Operating income (loss)	(116,963)	557,549	68,754	—	509,340
Interest expense (income)	96,278	(63,903)	(2,901)	—	29,474
Other expense (income), net	(1,315)	(563)	2,128	—	250

Earnings (losses) before income taxes	(211,926)	622,015	69,527	—	479,616
Income tax (benefit) provision	(78,193)	229,503	25,653	—	176,963
Equity in earnings of subsidiaries	436,386	—	—	(436,386)	—

Net earnings	$302,653	$392,512	$43,874	$(436,386)	$302,653

	Condensed Consolidating Results of Operations
	For the 13-Week Period Ended October 2, 2010
		U.S.	Other
		Broadline	Non-Guarantor		Consolidated
	Sysco	Subsidiaries	Subsidiaries	Eliminations	Totals
			(In thousands)
Sales	$—	$6,786,631	$3,111,064	$(146,421)	$9,751,274
Cost of sales	—	5,389,704	2,640,189	(124,723)	7,905,170

Gross profit	—	1,396,927	470,875	(21,698)	1,846,104
Operating expenses	118,990	865,277	377,295	(21,698)	1,339,864

Operating income (loss)	(118,990)	531,650	93,580	—	506,240
Interest expense (income)	130,989	(99,533)	(355)	—	31,101
Other expense (income), net	(83)	(478)	(1,123)	—	(1,684)

Earnings (losses) before income taxes	(249,896)	631,661	95,058	—	476,823
Income tax (benefit) provision	(93,159)	235,475	35,438	—	177,754
Equity in earnings of subsidiaries	455,806	—	—	(455,806)	—

Net earnings	$299,069	$396,186	$59,620	$(455,806)	$299,069

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended October 1, 2011
		U.S.	Other
		Broadline	Non-Guarantor	Consolidated
	Sysco	Subsidiaries	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(74,065)	$327,491	$1,917	$255,343
Investing activities	(65,808)	(113,342)	(94,680)	(273,830)
Financing activities	(142,476)	(136)	(183,134)	(325,746)
Effect of exchange rates on cash	—	—	(11,431)	(11,431)
Intercompany activity	111,977	(217,673)	105,696	—

Net increase (decrease) in cash	(170,372)	(3,660)	(181,632)	(355,664)
Cash at the beginning of the period	305,513	32,154	302,098	639,765

Cash at the end of the period	$135,141	$28,494	$120,466	$284,101

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended October 2, 2010
		U.S.	Other
		Broadline	Non-Guarantor	Consolidated
	Sysco	Subsidiaries	Subsidiaries	Totals
		(In thousands)
Net cash provided by (used for):
Operating activities	$(116,168)	$241,058	$101,892	$226,782
Investing activities	(59,502)	(79,341)	(8,587)	(147,430)
Financing activities	(222,242)	(722)	(1,139)	(224,103)
Effect of exchange rates on cash	—	—	7,682	7,682
Intercompany activity	195,160	(156,874)	(38,286)	—

Net increase (decrease) in cash	(202,752)	4,121	61,562	(137,069)
Cash at the beginning of the period	373,523	31,935	179,985	585,443

Cash at the end of the period	$170,771	$36,056	$241,547	$448,374

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion should be read in conjunction with our consolidated financial statements as of July 2, 2011, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011. As discussed in footnotes 1 and 12 within Part I, Item 1 Financial Statements, we had a change in income statement presentation and Sysco’s management changed the way it evaluates the performance of its operating segment results. As a result, Sysco intends to recast applicable sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data included in the company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011. These recast sections will be filed on a Current Report on Form 8-K on the same day this Form 10-Q is filed.
     Our discussion below of our results includes certain non-GAAP financial measures that we believe better represent our underlying operating performance. Any non-GAAP financial measure will be denoted as an adjusted measure and excludes the impact of our Business Transformation Project and corporate-owned life insurance policies (COLI) policies. More information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found in Non-GAAP Reconciliations.
Overview
     Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located throughout the United States, Canada and Ireland and include broadline companies (which include our custom-cut meat operations), specialty produce companies, hotel supply operations, SYGMA (our chain restaurant distribution subsidiary) and a company that distributes to international customers.
     We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17% of this approximately $220 billion annual market. According to industry sources, the foodservice, or food-away-from-home, market represents approximately 47% of the total dollars spent on food purchases made at the consumer level in the United States.
     General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, have contributed to a decline in the foodservice market. Historically, we have grown at a faster rate than the overall industry and believe we have continued to grow our market share in this fragmented industry.
Highlights
     An uncertain economic environment in the United States, combined with rising product cost inflation and softening consumer sentiment, contributed to a challenging business environment in the first quarter of fiscal 2012. Despite these challenges, we achieved growth in operating income, net earnings and adjusted earnings per share in the first quarter of fiscal 2012.
     Comparisons of results from the first quarter of fiscal 2012 to the first quarter of fiscal 2011:
•	Sales increased 8.6% to $10.6 billion primarily due to increased prices due to inflation.

•	Operating income increased 0.6%, or $3.1 million, to $509.3 million, primarily driven by the increase in sales and effective management of our cost structure. Gross profit dollars increased 5.5%, or $101.5 million, but declined as a percentage of sales primarily due to the impact of significant inflation in certain product categories. Operating expenses increased 7.3%, or $98.4 million, primarily due to increased pay-related expense, an increase in expenses related to our Business Transformation Project, an increase in fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values. Adjusted operating expenses increased 5.3%, or $70.1 million from the first quarter of fiscal 2011. Adjusted operating income increased 6.1%, or $31.2 million. Overall, our operating income increase was primarily driven by increasing gross profit dollars more than operating expenses.

•	Net earnings increased 1.2% to $302.7 million primarily due to the increase in operating income and a decrease in the effective tax rate. Adjusted net earnings increased 8.8%.

•	Basic and diluted earnings per share in the first quarter of fiscal 2012 were $0.51, which matched last year’s first quarter results. Adjusted diluted earnings per share was $0.55 in the first quarter of fiscal 2012 and $0.51 in the first quarter of fiscal 2011, or an increase of 7.8%.

•	See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.
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
     In addition, we have experienced increasing levels of product cost inflation this quarter compared to fiscal 2011. While we are generally able to pass on modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.
     We have also experienced higher operating costs this fiscal year from increased pay-related expense due to increased gross profit dollars and case volumes, as well as higher fuel costs. We believe pay-related expense could continue to increase if gross profit dollars and case volumes increase, as a portion of these costs is variable in nature. Fuel costs are expected to increase in fiscal 2012 as a result of anticipated higher fuel prices. Our Business Transformation Project is a key part of our strategy to control costs and grow our market share over the long-term. We believe expenses related to the project will increase in fiscal 2012 as compared to fiscal 2011 as we prepare for the deployment of the project to our operating companies and increase our headcount in our shared services center. Pension costs will decrease in fiscal 2012 primarily due to higher returns on assets of Sysco’s company-sponsored qualified pension plan (Retirement Plan) obtained in fiscal 2011.
Strategy
     We are focused on optimizing our core broadline business in the U.S. and Canada, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value through adjacent and international businesses. Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming each of our customers’ most valued and trusted business partner. We have identified five strategies to help us achieve our mission and vision:
•	Profoundly enrich the experience of doing business with Sysco

•	Continuously improve productivity in all areas of our business

•	Expand our portfolio of products and services by initiating a customer-centric innovation program

•	Explore, assess and pursue new businesses and markets, and

•	Develop and effectively integrate a comprehensive, enterprise-wide talent management process.
Business Transformation Project
     In fiscal 2011, we began testing our underlying systems and processes of our Business Transformation Project through a pilot implementation. In the first quarter of fiscal 2012, we took additional time to improve the underlying information technology systems processes with our pilot company prior to larger scale deployment. These activities are continuing in fiscal 2012 including a second pilot implementation. Until we reach the point where the underlying system functions as intended, our deployment timeline is still being determined. Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the testing and deployment stages of implementation, including fiscal 2012.
     Expenses related to the Business Transformation Project were $37.0 million in first quarter of fiscal 2012 or $0.04 per share and $21.5 million in the first quarter of fiscal 2011 or $0.02 per share. Provided the improvements expected in the underlying systems are obtained in the first half of fiscal 2012, we anticipate the software will be ready for its intended use in the second half of fiscal 2012, which will result in reduced capitalization as compared to fiscal 2011 and increased expense from both software amortization and deployment costs. We will also incur increased costs from the ramp up of our shared services center, continuing costs for additional phases of our Business Transformation Project and information technology support costs. Some of these increased costs will be partially offset by benefits obtained from the project, primarily in reduced headcount; however the costs will exceed the benefits in fiscal 2012. We expect our project expenses related to the Business Transformation Project for fiscal 2012 to be approximately $250 million to $275 million.
Results of Operations
     The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	October 1, 2011	October 2, 2010
Sales	100.0%	100.0%
Cost of sales	81.6	81.1

Gross margin	18.4	18.9
Operating expenses	13.6	13.7

Operating income	4.8	5.2
Interest expense	0.3	0.3
Other expense (income), net	0.0	(0.0)

Earnings before income taxes	4.5	4.9
Income taxes	1.7	1.8

Net earnings	2.8%	3.1%

     The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period
Sales	8.6%
Cost of sales	9.3

Gross margin	5.5
Operating expenses	7.3

Operating income	0.6
Interest expense	(5.2)
Other expense (income), net	(114.8)

Earnings before income taxes	0.6
Income taxes	(0.4)

Net earnings	1.2%

Basic earnings per share	—%
Diluted earnings per share	—

Average shares outstanding	0.6
Diluted shares outstanding	0.4

Sales
     Sales were 8.6% higher in the first quarter of fiscal 2012 than in the comparable period of the prior year. Product cost inflation, and the resulting increase in selling prices, impacted sales in the first quarter of fiscal 2012. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 7.3% during the first quarter of fiscal 2012, as compared to inflation of 3.3% during the first quarter of fiscal 2011. Case volumes improved approximately 2.0% including acquisitions within the last 12 months, or approximately 1.0% excluding these acquisitions. Sales from acquisitions within the last 12 months favorably impacted sales by 0.7% for the first quarter of fiscal 2012. The exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.7% in the first quarter of fiscal 2012 compared to the first quarter fiscal 2011.
Operating Income
     Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.
     Operating income increased 0.6%, or $3.1 million, in the first quarter of fiscal 2012 from the first quarter of fiscal 2011 to $509.3 million. This increase in operating income was primarily driven by increasing gross profit dollars more than operating expenses. Gross profit dollars increased 5.5%, or $101.5 million, in the first quarter of fiscal 2012 from the first quarter of fiscal 2011, while operating expenses increased 7.3%, or $98.4 million, in the first quarter of fiscal 2012. Contributing to the increase in operating expenses were increased expenses related to our Business Transformation Project and reduced gains incurred on our adjustments to the carrying value of COLI policies to their cash surrender values. Adjusted operating expenses increased 5.3%, or $70.1 million, from the first quarter of fiscal 2011. Adjusted operating income increased 6.1%, or $31.2 million.
     Gross profit dollars increased in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 primarily due to increased sales. Gross margin, which is gross profit as a percentage of sales, was 18.40% in the first quarter of fiscal 2012, a decline of 53 basis points from the gross margin of 18.93% in the first quarter of fiscal 2011. This decline in gross margin was primarily the result of product cost inflation. Sysco’s product cost inflation was estimated to be 7.3% during the first quarter of fiscal 2012. Based on our product sales mix for the first quarter of fiscal 2012, we were most impacted by higher levels of inflation in the dairy, meat and canned and dry product categories. While we are generally able to pass through modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.
     Gross profit dollars for the first quarter of fiscal 2012 also increased as a result of higher fuel surcharges. Fuel surcharges were approximately $18.0 million higher in the first quarter of fiscal 2012 than in the comparable prior year period due to higher fuel prices incurred during the first quarter of fiscal 2012 and the application of fuel surcharges to a broader customer base in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.
     Operating expenses for the first quarter fiscal 2012 were higher than in the comparable prior year period primarily due to increased pay-related expense, increased expenses related to our Business Transformation Project, increased fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values.
     Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $39.7 million in the first quarter of fiscal 2012 over the comparable prior year period. The increase was primarily due to increased gross profit dollars and case volumes, which resulted in increased sales compensation. Portions of our pay-related expense are variable in nature and are expected to increase when gross profit dollars and case volumes increase. Also contributing to the increase were delivery personnel costs, higher provisions for current year management incentive bonuses, pay-related expenses from acquired companies and changes in the exchange rates used to translate our foreign results into U.S. dollars.
     Expenses related to our Business Transformation Project, inclusive of pay-related expense, were $37.0 million in first quarter of fiscal 2012 and $21.5 million in the first quarter of fiscal 2011, representing an increase of $15.5 million. The increase in the first quarter of fiscal 2012 resulted from increased project spending including the increased pay-related expenses and facility-related expenses due to the ramp up of our shared services center. Provided the improvements expected in the underlying systems are obtained in the first half of fiscal 2012, we anticipate the software will be ready for its intended use in the second half of fiscal 2012, which will result in increased expense from both software amortization and deployment costs. We will also incur increased costs from the ramp up of our shared services center, continuing costs for additional phases of our Business Transformation Project and information technology support costs. We believe our expenses related to the Business Transformation Project in fiscal 2012 will be approximately $145 million to $170 million greater than the expense incurred in fiscal 2011.
     Sysco’s fuel costs increased by $14.0 million in the first quarter of fiscal 2012 over the comparable prior year period primarily due to increased contracted and market diesel prices. Our costs per gallon increased 22.1% in the first quarter of fiscal 2012 over the first quarter of fiscal 2011. Our activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges. We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.
     Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In the first quarter of fiscal 2012, the forward purchase commitments resulted in an estimated $7.7 million of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes. In the first quarter of fiscal 2011, the forward purchase commitments resulted in an estimated $1.9 million of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.
     As of October 1, 2011, we had forward diesel fuel commitments totaling approximately $92 million through September 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for the second quarter of fiscal 2012 and near the current market price for diesel for the second half of the fiscal year. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2012, fuel costs exclusive of any amounts recovered through fuel surcharges are expected to increase by approximately $25 million to $35 million as compared to fiscal 2011. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2012 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management. Based on our current projections, we anticipate that the increase in fuel surcharges will offset the majority of our projected fuel cost increase in fiscal 2012 as compared to fiscal 2011.
     We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are largely based on the values of underlying investments, which through fiscal 2011 included publicly traded securities. As a result, the cash surrender values of these policies fluctuated with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $13.5 million in the first quarter of fiscal 2011. Near the end of fiscal 2011, we reallocated all of our policies into low-risk, fixed-income securities to reduce earnings volatility and therefore our adjustments for the first quarter of fiscal 2012 were not significant. While we expect a year over year impact from COLI adjustments during the remaining quarters of fiscal 2012 as compared to the comparable periods of fiscal 2011, we do not expect a significant impact on fiscal 2012’s operating income, net earnings and earnings per share from these policies.
     Net company-sponsored pension costs in first quarter of fiscal 2012 were $6.8 million lower than the first quarter of fiscal 2011. The decrease in fiscal 2012 was due primarily to higher returns on assets of Sysco’s Retirement Plan obtained in fiscal 2011.
Net Earnings
     Net earnings increased 1.2% in the first quarter of fiscal 2012 from the comparable period of the prior year due primarily to the impact of changes in income taxes, as well as the factors discussed above. Adjusted net earnings increased 8.8%.
     The effective tax rate of 36.90% for the first quarter of fiscal 2012 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $3.6 million resulting from changes in exchange rates. Lower foreign statutory tax rates also had the impact of reducing the effective tax rate.
     The effective tax rate of 37.28% for the first quarter of fiscal 2011 was favorably impacted by the adjustment of the carrying values of our COLI policies to their cash surrender values. The gain of $13.5 million recorded in the first quarter of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $5.2 million.
Earnings Per Share
     Basic and diluted earnings per share remained unchanged in the first quarter of fiscal 2012 from the comparable period of the prior year at $0.51 per share. Net earnings increased 1.2%, however average shares and diluted shares outstanding increased over the first quarter of fiscal 2011 primarily due to option exercises that occurred in the fourth quarter of fiscal 2011. Adjusted diluted earnings per share was $0.55 in the first quarter of fiscal 2012 and $0.51 in the first quarter of fiscal 2011, representing an increase of 7.8%.
Non-GAAP Reconciliations
     Sysco’s results of operations are impacted by costs from our multi-year Business Transformation Project. Additionally, near the end of fiscal 2011, we reallocated all of our investments in our COLI policies into low-risk, fixed-income securities and therefore we do not expect significant volatility in operating expenses, operating income, net earnings and diluted earnings per share in future periods related to these policies. We experienced significant gains in these policies during fiscal 2011. We do not expect a significant impact on fiscal 2012’s operating income, net earnings and diluted earnings per share in future periods from these policies. Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of the Business Transformation Project expenses and COLI gains provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over year basis. The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes. These financial measures should not be used as a substitute in assessing the company’s results of operations for the 13-week periods ending October 1, 2011 and October 2, 2010. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. As a result, in the table below, the results for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 are adjusted to remove expenses related to the Business Transformation Project and gains recorded on the adjustments to the carrying value of COLI policies. Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended October 1, 2011
		Business
	GAAP	Transformation	COLI	Non-GAAP
		(In thousands, except for per share data)
Operating expenses	$1,438,260	$(37,005)	$794	$1,402,049
Operating income	509,340	37,005	(794)	545,551

Tax impact of adjustments		13,655		13,655

Net earnings	302,653	23,350	(794)	325,209
Diluted earnings per share	$0.51	$0.04	$—	$0.55

	13-Week Period Ended October 2, 2010
		Business
	GAAP	Transformation	COLI	Non-GAAP
		(In thousands, except for per share data)
Operating expenses	$1,339,864	$(21,476)	$13,518	$1,331,906
Operating income	506,240	21,476	(13,518)	514,198

Tax impact of adjustments		8,006		8,006

Net earnings	299,069	13,470	(13,518)	299,021
Diluted earnings per share	$0.51	$0.02	$(0.02)	$0.51

	13-Week Period Change in Dollars		13-Week Period % Change
	GAAP	Non-GAAP	GAAP	Non-GAAP
	(In thousands, except for per share data)
Operating expenses	$98,396	$70,143	7.3%	5.3%
Operating income	3,100	31,353	0.6%	6.1%

Net earnings	3,584	26,188	1.2%	8.8%
Diluted earnings per share	$—	$0.04	0.0%	7.8%

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
     Beginning in the first quarter of fiscal 2012, operating segment results no longer include certain centrally incurred costs for corporate overhead and shared services due to a change in how management evaluates the performance of each of the operating segments. Previously, these centrally incurred costs were charged to the segments based upon the relative level of service used by each operating segment. Management now evaluates the performance of each of our operating segments based on its respective operating income results, which excludes the allocation of certain centrally incurred costs. This results in higher operating income at an operating segment level and higher corporate expenses. Segment reporting for the comparable prior year period has been revised to conform to the new basis of determining segment operating income without the allocation of certain centrally incurred costs. Corporate expenses generally include all expenses of the corporate office and Sysco’s shared service center. These also include all share-based compensation costs and expenses related to the company’s Business Transformation Project.
     In addition, beginning in the third quarter of fiscal 2011, the company’s custom-cut meat operations were reorganized to function as part of the United States Broadline segment. As a result, the custom-cut meat operations are included in the Broadline reportable segment in the segment reporting presented below. Previously, these operations were an independent segment and were presented with the “Other” financial information relating to non-reportable segments. Segment reporting for the comparable prior year period has been revised to conform to the new classification of the custom-cut meat operations as part of the Broadline reportable segment.
     The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 12, “Business Segment Information”:

	Operating Income as a
	Percentage of Sales
	13-Week Period
	October 1, 2011	October 2, 2010
Broadline	7.2%	7.5%
SYGMA	1.1	1.1
Other	4.2	4.0
     The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 12, “Business Segment Information”:

	13-Week Period
		Operating
	Sales	Income
Broadline	8.9%	5.3%
SYGMA	4.9	4.7
Other	11.9	16.7

     The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of these statistical tables, operating income of our segments excludes corporate expenses of $155.0 million in the first quarter of fiscal 2012, as compared to $122.3 million in the first quarter of fiscal 2011, that is not charged to our segments. This information should be read in conjunction with Note 12, “Business Segment Information”:

	13-Week Period Ended
	October 1, 2011		October 2, 2010
		Segment Operating		Segment Operating
	Sales	Income	Sales	Income
Broadline	81.8%	94.0%	81.5%	94.3%
SYGMA	13.0	2.3	13.5	2.4
Other	5.6	3.7	5.4	3.3
Intersegment sales	(0.4)	—	(0.4)	—

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment
     Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers and also provides custom-cut meat operations. In the first quarter of fiscal 2012, the Broadline operating results represented approximately 81.8% of Sysco’s overall sales and 94.0% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.
Sales
     Sales for the first quarter of fiscal 2012 were 8.9% greater than the comparable prior year period. Product cost inflation and the resulting increase in selling prices, combined with case volume improvement, contributed to the increase in sales in the first quarter of fiscal 2012. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 7.6% in the first quarter of fiscal 2012. Non-comparable acquisitions contributed 0.8% to the overall sales comparison for the first quarter of fiscal 2012. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.8% compared to the first quarter of fiscal 2011.
Operating Income
     Operating income increased by 5.3% in the first quarter of fiscal 2012 over the comparable prior year period. This increase was driven by increasing gross profit dollars more than operating expenses.
     Gross profit dollars increased in the first quarter of fiscal 2012 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales. Based on Broadline’s product sales mix for the first quarter of fiscal 2012, we were most impacted by higher levels of inflation in the dairy, meat and canned and dry product categories. While we are generally able to pass through modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact the Broadline segment’s sales, gross profit and earnings.
     Gross profit dollars for the first quarter of fiscal 2012 also increased as a result of higher fuel surcharges. Fuel surcharges were approximately $14.9 million higher in the first quarter of fiscal 2012 than the comparable prior year period due to the application of fuel surcharges to a broader customer base in the first quarter of fiscal 2012 due to higher fuel prices incurred during this period as compared to the first quarter of fiscal 2011.
     The expense increases in the first quarter of fiscal 2012 were driven largely by an increase in pay-related expenses and fuel costs. The increase in pay-related expenses was due to an increase in gross profit dollars and case volume, impacting sales personnel costs. Portions of our pay-related expense are variable in nature and are expected to increase when gross profit dollars and case volumes increase. Also contributing to the increase were delivery personnel costs, higher provisions for current year management incentive bonuses, pay-related expenses from acquired companies and changes in the exchange rates used to translate our foreign results into U.S. dollars. Fuel costs were $9.0 million higher in the first quarter of fiscal 2012 than the comparable prior year period. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2012, fuel costs for fiscal 2012 not including any amounts recovered through fuel surcharges, are expected to increase by approximately $15 million to $25 million as compared to fiscal 2011. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2012 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.
SYGMA Segment
     SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.
Sales
     Sales were 4.9% greater in the first quarter of fiscal 2012 than the comparable prior year period. The increase in sales was primarily due to product cost inflation and the resulting increase in selling prices.
Operating Income
     Operating income increased by 4.7% in the first quarter of fiscal 2012 over the comparable prior year period primarily due to increased sales. Gross profit increased in the first quarter of fiscal 2012 due to increased sales and an increase of approximately $3.2 million in the fuel surcharges charged to customers in the first quarter of fiscal 2012 from the comparable prior year period due to higher fuel prices in fiscal 2012. Operating expenses increased in the first quarter of fiscal 2012 largely due to increased delivery and warehouse personnel payroll costs as well as increased fuel cost. Fuel costs in the first quarter of fiscal 2012 were $4.4 million greater than the comparable prior year period.
Other Segment
     “Other” financial information is attributable to our other operating segments, including our specialty produce and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.
     Operating income increased 16.7% for the first quarter of fiscal 2012 over the comparable prior year period. The increase in operating income was caused primarily by increased sales and favorable expense management in the specialty produce and lodging industry products segments.
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
     Our liquidity and capital resources can be influenced by economic trends and conditions primarily due to their impact on our cash flows from operations. Weak economic conditions and low levels of consumer confidence and the resulting pressure on consumer disposable income can lower our sales growth and potentially our cash flows from operations. While these factors were present in fiscal 2012 to date and fiscal 2011, they had only a modest impact on our cash flows from operations in these periods due in large part to our working capital management. We do not believe current economic conditions will significantly impact our cash flows from operations in fiscal 2012, as we can respond to reduced consumer demand, if it were to occur, by lowering our working capital requirements. Additionally, approximately one-third of our customers are not impacted by general economic conditions to the same extent as restaurants and other food retailers. These customers include hospitals, nursing homes, schools and colleges. Product cost inflation can potentially lower our gross profit and cash flow from operations if we are unable to pass through all of the increased product costs with the same gross margin to our customers. This occurred in fiscal 2012 to date and fiscal 2011, as we were able to pass some, but not all, of our product cost increases on to our customers; however, we believe our mechanisms to manage product cost inflation, some of which are contractual, are sufficient to limit the impact on our cash flows from operations.
     We believe that our cash flows from operations, the availability of additional capital under our existing commercial paper programs and bank lines of credit and our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission (SEC), will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond, while maintaining sufficient liquidity for normal operating purposes. We believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.
Operating Activities
     We generated $255.3 million in cash flow from operations in the first quarter of fiscal 2012, as compared to $226.8 million in the first quarter of fiscal 2011.
     Cash flow from operations in the first quarter of fiscal 2012 and the first quarter of fiscal 2011 was primarily generated by net earnings and non-cash depreciation and amortization expense and an increase in accrued income taxes. These increases were partially offset in both periods by changes in deferred tax assets and liabilities, an increase in accounts receivable balances, an increase in inventory balances and a decrease in accrued expenses.
     The increases in accounts receivable balances for the first quarter of fiscal 2012 and fiscal 2011 were primarily due to the increase in sales in the first quarter as well as a seasonal change in volume and customer mix. Due to normal seasonal patterns, sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first quarter as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than average. The increase in inventory balances for the first quarter of fiscal 2012 and fiscal 2011 was primarily due to the increase in sales in the quarter. The change in accounts payable balances for the first quarter of fiscal 2012 was not significant. The increase in accounts payable balances for the first quarter of fiscal 2011 was primarily due to the growth in inventory discussed above. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.
     Cash flow from operations was negatively impacted by decreases in accrued expenses of $40.9 million for the first quarter of fiscal 2012 and $124.6 million for the first quarter of fiscal 2011. The decreases in both periods were primarily due to the payment of the respective prior year annual incentive bonuses, partially offset by accruals for current year compensation incentives. A decrease in accrued interest also contributed to the overall decrease for both the first quarter of fiscal 2012 and the first quarter of 2011. Partially offsetting these decreases in the first quarter of fiscal 2012 is an increase in current multi-employer withdrawal liability, reclassified from other long-term liabilities due to the estimated timing of payment in fiscal 2012.
     Cash flow from operations for the first quarter of fiscal 2012 was positively impacted by an increase in accrued income taxes of $444.9 million, partially offset by changes in deferred tax assets and liabilities of $290.7 million. Cash flow from operations for the first quarter of fiscal 2011 was positively impacted by an increase in accrued income taxes of $342.1 million, partially offset by changes in deferred tax assets and liabilities of $198.9 million. There were no payments related to the IRS settlement in the first quarter of fiscal 2012 or fiscal 2011. The changes in both the first quarter of fiscal 2012 and fiscal 2011 were impacted by the current tax provision and prior year extension payments. Total cash taxes paid were $21.9 million and $35.2 million in the first quarter of fiscal 2012 and 2011, respectively.
     Other long-term liabilities increased $10.9 million during the first quarter of fiscal 2012 primarily as a result of net company sponsored pension costs exceeding contributions to our company-sponsored pension plans during the period. Partially offsetting this increase was a reduction in long-term multi-employer withdrawal liability, reclassified to accrued expenses due to the estimated timing of payment in fiscal 2012. Other long-term liabilities increased $47.0 million during the first quarter of fiscal 2011 primarily as a result of net company sponsored pension costs exceeding contributions to our company-sponsored pension plans during the period.

     We recorded net company-sponsored pension costs of $39.8 million and $46.6 million in the first quarter of fiscal 2012 and fiscal 2011, respectively. Our contributions to our company-sponsored defined benefit plans were $5.7 million and $5.0 million in the first quarter of fiscal 2012 and fiscal 2011, respectively. In the fourth quarter of fiscal 2011, we made a $140.0 million contribution to our Retirement Plan that would normally have been made in fiscal 2012. Additional contributions to our Retirement Plan are not currently anticipated in fiscal 2012; however, we will evaluate our funding position at the end of fiscal 2012 and select the timing for a contribution at that time.
Investing Activities
     Capital expenditures in both the first quarter of fiscal 2012 and the first quarter of fiscal 2011 primarily included facility replacements and expansions, fleet replacements and investments in technology including $45.2 million and $52.7 million for our Business Transformation Project, respectively.
     We expect total capital expenditures in fiscal 2012 to be in the range of $700 million to $750 million. Fiscal 2012 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology including our Business Transformation Project. Our estimate has been reduced from the estimates provided in our Fiscal 2011 Annual Report on Form 10-K due to a change in the timing of the construction of our third regional distribution center. Given current macroeconomic conditions, we continue to evaluate the appropriate time at which to begin construction.
     During the first quarter of fiscal 2012, we paid cash of $36.1 million for operations acquired.
Financing Activities
     Shares repurchased during the first quarter of fiscal 2012 were 4,920,000 shares at a cost of $133.4 million, as compared to 4,000,000 shares at a cost of $116.7 million in the first quarter of fiscal 2011. An additional 2,270,000 shares were repurchased at a cost of $59.9 million through October 29, 2011, resulting in a remaining authorization by our Board of Directors to repurchase up to 6,196,600 shares, based on the trades made through that date.
     Dividends paid in the first quarter of fiscal 2012 were $153.8 million, or $0.26 per share, as compared to $146.9 million, or $0.25 per share, in the first quarter of fiscal 2011. In August 2011, we declared our regular quarterly dividend for the second quarter of fiscal 2012 of $0.26 per share, which was paid in October 2011.
     We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which $5.4 million was outstanding as of October 1, 2011. There were no such borrowings outstanding as of October 29, 2011.
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
     There were $108.0 million of commercial paper issuances outstanding as of October 1, 2011. As of October 29, 2011, there were $351.0 million of commercial paper issuances outstanding. During the 13-week period ended October 1, 2011, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $401.8 million. During the first quarter of fiscal 2012 and 2011, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.18% and 0.23%, respectively.
     Included in current maturities of long-term debt as October 1, 2011 are the 6.10% senior notes totaling $200.0 million, which mature in June 2012. These notes were issued by Sysco International, Co., a wholly-owned subsidiary of Sysco now known as Sysco International, ULC. It is our intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

Other Considerations
Multiemployer Pension Plans
     As discussed in Note 11, “Commitments and Contingencies,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.
     Under current law regarding multiemployer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which we participate. Based on the information available from plan administrators, which has valuation dates ranging from January 31, 2009 to December 31, 2010, we estimate our share of withdrawal liability on most of the multiemployer plans in which we participate could have been as much as $210.0 million as of October 1, 2011 based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2009; therefore, our estimated liability reflects condition of the financial markets as of that date. Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (IRS) may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.
     From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans. As of October 1, 2011, we had approximately $46.9 million in liabilities recorded related to certain multiemployer defined benefit plans for which our voluntary withdrawal had already occurred. Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are adjusted up to the period of payment to reflect any changes to these estimates. If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, we could have additional liability. We do not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which we have voluntarily withdrawn.
     Required contributions to multiemployer plans could increase in the future as these plans strive to improve their funding levels. In addition, the Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We believe that any unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items.
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
     As noted in the table above, payments related to the settlement were $212.0 million in fiscal 2011, none of which had been paid in the first quarter of fiscal 2011. Amounts to be paid in fiscal 2012 will occur in connection with Sysco’s quarterly tax payments, two of which fall in the second quarter, one in the third quarter and one in the fourth quarter. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make payments on all of the amounts noted above.

Contractual Obligations
     Our Annual Report on Form 10-K for the fiscal year ended July 2, 2011 contains a table that summarizes our obligations and commitments to make contractual future cash payments as of July 2, 2011. Since July 2, 2011, there have been no material changes to our contractual obligations.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Sysco’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our Annual Report on Form 10-K for the year ended July 2, 2011.
Forward-Looking Statements
     Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:
•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business;

•	sales and expense trends including expectations regarding pay-related expenses and pension costs;

•	fuel costs and expectations regarding the use of fuel surcharges;

•	expectations regarding the impact of adjustments to the carrying value of our COLI policies;

•	expectations regarding operating income and sales for our business segments;

•	anticipated multiemployer pension-related liabilities and contributions to various multiemployer pension plans, and the source of funds for any such contributions;

•	expected implementation, costs and benefits of the ERP system within our Business Transformation Project;

•	estimated expenses and capital expenditures related to our Business Transformation Project in fiscal 2012;

•	our ability to respond to reduced consumer demand, if it were to occur, by lowering our working capital requirements;

•	the sufficiency of our mechanisms for managing product cost inflation;

•	expectations regarding capital expenditures in fiscal 2012;

•	source and adequacy of funds for required payments under the IRS settlement;

•	anticipated company-sponsored pension plan contributions;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the impact of ongoing legal proceedings; and

•	our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value through adjacent and international businesses.
     These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011:
•	risks relating to difficult economic conditions and heightened uncertainty in the financial markets and their effect on consumer confidence;

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;

•	risks related to our Business Transformation Project, including the risk that the project may not be successfully implemented, may not prove cost effective and may have a material adverse effect on our liquidity and results of operations;

•	the risk that we may not be able to compensate for increases in fuel costs;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;

•	the potential impact of product liability claims and adverse publicity;

•	the risk that competition in our industry may impact our gross profit or customer retention;

•	difficulties in successfully entering and operating in international markets and complimentary lines of business;

•	the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	Sysco’s leverage and debt risks, capital and borrowing needs and changes in interest rates;

•	our dependence on technology and the reliability of our technology network;

•	the risk that other sponsors of our multiemployer pension plans will withdraw or become insolvent;

•	that the IRS may impose an excise tax on the unfunded portion of our multiemployer pension plans or that the Pension Protection Act could require that we make additional pension contributions;

•	the impact of financial market changes on the assets held by our company-sponsored Retirement Plan and by the multiemployer pension plans in which we participate;

•	labor issues, including the renegotiation of union contracts and shortage of qualified labor; and

•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.
     For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk. For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011. There have been no significant changes to our market risks since July 2, 2011 except as noted below.
Interest Rate Risk
     At October 1, 2011, we had $108.0 million of commercial paper issuances outstanding. Total debt as of October 1, 2011 was $2.6 billion, of which approximately 77% was at fixed rates of interest, including the impact of our interest rate swap agreements.
     In fiscal 2010, we entered into two interest rate swap agreements that effectively converted $250 million of fixed rate debt maturing in fiscal 2013 (the fiscal 2013 swap) and $200 million of fixed rate debt maturing in fiscal 2014 (the fiscal 2014 swap) to floating rate debt. These transactions were entered into with the goal of reducing overall borrowing cost. The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.
     As of October 1, 2011, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $5.2 million. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of October 1, 2011, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $8.1 million. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.
Fuel Price Risk
     Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. During the first quarter of fiscal 2012 and fiscal 2011, fuel costs related to outbound deliveries represented approximately 0.7%, and 0.6% of sales, respectively.
     We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of October 1, 2011, we had forward diesel fuel commitments totaling approximately $92 million through September 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for second quarter of fiscal 2012 and near the current market price for diesel for the remainder of the fiscal year.
Item 4. Controls and Procedures
     Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 1, 2011, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended July 2, 2011, which could materially impact our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made the following share repurchases during the first quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased(1)	Paid per Share	Plans or Programs	Programs
Month #1 July 3 —July 30	76,610	$31.35	—	13,386,600
Month #2 July 31 — August 27	372,372	27.13	355,000	13,031,600
Month #3 August 28 —October 1	4,569,349	27.11	4,565,000	8,466,600

Total	5,018,331	$27.18	4,920,000	8,466,600

(1)	The total number of shares purchased includes 76,610, 17,372 and 4,349 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.
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
Item 3. Defaults Upon Senior Securities
     None
Item 5. Other Information
     None
Item 6. Exhibits
     The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as a part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sysco Corporation (Registrant)
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

Date: November 8, 2011

By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and Chief Financial Officer

Date: November 8, 2011

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

Date: November 8, 2011

EXHIBIT INDEX

Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated July 18, 2008, incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 23, 2008 (File No. 1-6544).

10.1#	—	Form of Fiscal Year 2012 Bonus Award for the Chief Executive Officer under the 2009 Management Incentive Plan.

10.2#	—	Form of Fiscal Year 2012 Bonus Award for the Executive Vice Presidents (including the Chief Financial Officer) under the 2009 Management Incentive Plan.

15.1#	—	Report from Ernst & Young LLP dated November 8, 2011, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 filed with the SEC on November 8, 2011, formatted in XBRL includes: (i) Consolidated Balance Sheets as of October 1, 2011, July 2, 2011 and October 2, 2010, (ii) Consolidated Results of Operations for the thirteen week periods ended October 1, 2011 and October 2, 2010, (iii) Consolidated Statements of Comprehensive Income for the thirteen week periods ended October 2, 2011 and October 2, 2010, (iv) Consolidated Cash Flows for the thirteen week periods ended October 1, 2011 and October 2, 2010, and (v) the Notes to Consolidated Financial Statements.

#	Filed herewith