Form 10-Q
period 2011-12-31
SYSCO CORP
filed 2012-02-07
CIK 96021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

584,568,889 shares of common stock were outstanding as of January 28, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Dec. 31, 2011	Jul. 2, 2011	Jan. 1, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$336,531	$639,765	$209,755
Accounts and notes receivable, less allowances of $71,180, $42,436, and $67,237	2,882,730	2,898,283	2,623,300
Inventories	2,213,153	2,073,766	1,963,397
Deferred income taxes	142,068	—	—
Prepaid expenses and other current assets	73,568	72,496	70,430
Prepaid income taxes	—	48,572	—

Total current assets	5,648,050	5,732,882	4,866,882
Plant and equipment at cost, less depreciation	3,736,137	3,512,389	3,370,553
Other assets
Goodwill	1,630,879	1,633,289	1,577,108
Intangibles, less amortization	102,594	109,938	104,511
Restricted cash	132,031	110,516	134,579
Other assets	204,336	286,541	274,650

Total other assets	2,069,840	2,140,284	2,090,848

Total assets	$11,454,027	$11,385,555	$10,328,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2,500	$181,975	$—
Accounts payable	2,074,396	2,183,417	1,804,690
Accrued expenses	857,538	856,569	761,954
Accrued income taxes	123,420	—	47,738
Deferred income taxes	—	146,083	99,285
Current maturities of long-term debt	205,916	207,031	7,867

Total current liabilities	3,263,770	3,575,075	2,721,534
Other liabilities
Long-term debt	2,649,346	2,279,517	2,653,529
Deferred income taxes	218,314	204,223	185,239
Other long-term liabilities	634,982	621,498	773,490

Total other liabilities	3,502,642	3,105,238	3,612,258
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	907,991	887,754	848,612
Retained earnings	7,923,413	7,681,669	7,392,996
Accumulated other comprehensive loss	(323,565)	(259,958)	(387,421)
Treasury stock at cost, 181,352,211, 173,597,346 and 183,761,810 shares	(4,585,399)	(4,369,398)	(4,624,871)

Total shareholders’ equity	4,687,615	4,705,242	3,994,491

Total liabilities and shareholders’ equity	$11,454,027	$11,385,555	$10,328,283

Note: The July 2, 2011 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Sales	$10,244,421	$9,384,852	$20,830,811	$19,136,126
Cost of sales	8,398,771	7,623,185	17,037,561	15,528,355

Gross profit	1,845,650	1,761,667	3,793,250	3,607,771
Operating expenses	1,418,652	1,324,642	2,856,912	2,664,506

Operating income	426,998	437,025	936,338	943,265
Interest expense	28,324	28,060	57,798	59,161
Other expense (income), net	(3,472)	(1,300)	(3,222)	(2,984)

Earnings before income taxes	402,146	410,265	881,762	887,088
Income taxes	152,033	152,092	328,996	329,846

Net earnings	$250,113	$258,173	$552,766	$557,242

Net earnings:
Basic earnings per share	$0.43	$0.44	$0.94	$0.95
Diluted earnings per share	0.43	0.44	0.94	0.95

Average shares outstanding	586,188,302	584,943,749	589,095,964	586,827,575
Diluted shares outstanding	587,034,204	587,110,338	590,241,651	589,106,837

Dividends declared per common share	$0.27	$0.26	$0.53	$0.51

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Net earnings	$250,113	$258,173	$552,766	$557,242
Other comprehensive income (loss):
Foreign currency translation adjustment	18,423	15,322	(83,844)	66,787
Items presented net of tax:
Amortization of cash flow hedge	107	107	214	214
Amortization of unrecognized prior service cost	773	638	1,546	1,276
Amortization of unrecognized actuarial loss, net	9,216	12,254	18,431	24,507
Amortization of unrecognized transition obligation	23	23	46	46

Total other comprehensive income (loss)	28,542	28,344	(63,607)	92,830

Comprehensive income	$278,655	$286,517	$489,159	$650,072

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	26-Week Period Ended
	Dec. 31, 2011	Jan. 1, 2011
Cash flows from operating activities:
Net earnings	$552,766	$557,242
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	38,757	37,679
Depreciation and amortization	200,724	198,230
Deferred income taxes	(295,801)	(181,295)
Provision for losses on receivables	21,133	19,522
Other non-cash items	(811)	(1,550)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) decrease in receivables	(23,326)	4,887
(Increase) in inventories	(152,289)	(167,912)
(Increase) decrease in prepaid expenses and other current assets	(2,051)	1,183
(Decrease) in accounts payable	(94,236)	(172,217)
(Decrease) in accrued expenses	(1,295)	(125,849)
Increase in accrued income taxes	180,362	50,130
Decrease (increase) in other assets	72,310	(19,556)
Increase in other long-term liabilities	42,282	82,430
Excess tax benefits from share-based compensation arrangements	(10)	(277)

Net cash provided by operating activities	538,515	282,647

Cash flows from investing activities:
Additions to plant and equipment	(433,858)	(317,421)
Proceeds from sales of plant and equipment	4,315	2,916
Acquisition of businesses, net of cash acquired	(36,765)	(26,546)
Maturities of short-term investments	—	24,383
(Increase) in restricted cash	(21,515)	(10,091)

Net cash used for investing activities	(487,823)	(326,759)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	195,520	173,199
Other debt borrowings	2,181	2,441
Other debt repayments	(4,068)	(4,521)
Debt issuance costs	(974)	—
Proceeds from common stock reissued from treasury for share-based compensation awards	45,417	65,555
Treasury stock purchases	(272,299)	(285,442)
Dividends paid	(307,141)	(294,089)
Excess tax benefits from share-based compensation arrangements	10	277

Net cash used for financing activities	(341,354)	(342,580)

Effect of exchange rates on cash	(12,572)	11,004

Net (decrease) in cash and cash equivalents	(303,234)	(375,688)
Cash and cash equivalents at beginning of period	639,765	585,443

Cash and cash equivalents at end of period	$336,531	$209,755

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$58,000	$59,140
Income taxes	443,044	467,788

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

1. BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the July 2, 2011 consolidated balance sheet which was taken from the audited financial statements included in the company’s Current Report on Form 8-K filed on November 8, 2011, which recasts the financial statements contained in the Company’s Fiscal 2011 Annual Report on Form 10-K. The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

Prior year amounts within the consolidated results of operations have been reclassified to conform to the current year presentation as it relates to the classification of certain items in cost of sales and operating expenses within these statements.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Current Report on Form 8-K filed November 8, 2011. As discussed in footnote 12, Sysco’s management changed the way it evaluates the performance of its operating segment results beginning in fiscal 2012. As a result, fiscal 2011 information within Note 12, Note 13 and Note 14 has been revised to show the new basis of operating segment results.

A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1 to this Form 10-Q.

2. NEW ACCOUNTING STANDARDS

Testing Goodwill for Impairment

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment.” This update amends Accounting Standards Codification (ASC) 350, “Intangibles—Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Sysco is currently evaluating the impact this update may have on its goodwill impairment testing.

Disclosures About an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.” This update amends ASC 715-80, “Compensation—Retirement Benefits—Multiemployer Plans” to require additional disclosures about an employer’s participation in a multiemployer pension plan including additional information about the plans, the level of an employer’s participation in the plans and the financial health of significant plans. This update does not change the accounting for multiemployer pension plans. The amendments in this update are effective for fiscal years ending after December 15, 2011. Sysco is currently evaluating the impact this update will have on its annual disclosures.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This update creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013, which will be fiscal 2014 for Sysco. Sysco is currently evaluating the impact this update will have on its disclosures.

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of items Out of Accumulated Other Comprehensive Income

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update indefinitely defers the provision of ASU 2011-05, “Presentation of Comprehensive Income,” that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement of net income. The effective date for this update follows the ASU 2011-05, which is fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for Sysco. Sysco will consider the amendments of ASU 2011-12 when adopting ASU 2011-05.

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

•

Time deposits and commercial paper included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 2 measurement in the tables below.

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

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, July 2, 2011 and January 1, 2011:

	Assets Measured at Fair Value as of Dec. 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$—	$136,814	$—	$136,814
Restricted cash	132,031	—	—	132,031
Other assets
Interest rate swap agreements	—	10,671	—	10,671

Total assets at fair value	$132,031	$147,485	$—	$279,516

	Assets Measured at Fair Value as of Jul. 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$141,350	$163,465	$—	$304,815
Restricted cash	110,516	—	—	110,516
Other assets
Interest rate swap agreements	—	13,482	—	13,482

Total assets at fair value	$251,866	$176,947	$—	$428,813

	Assets Measured at Fair Value as of Jan. 1, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$—	$107,251	$—	$107,251
Restricted cash	134,579	—	—	134,579
Other assets
Interest rate swap agreements	—	13,266	—	13,266

Total assets at fair value	$134,579	$120,517	$—	$255,096

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities. The fair value of total debt approximated $3,330.7 million, $2,919.4 million and $2,857.7 million as of December 31, 2011, July 2, 2011 and January 1, 2011, respectively. The carrying value of total debt was $2,857.8 million, $2,668.5 million and $2,661.4 million as of December 31, 2011, July 2, 2011 and January 1, 2011, respectively.

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

The location and the fair value of derivative instruments in the consolidated balance sheet as of December 31, 2011, July 2, 2011 and January 1, 2011 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements
Dec. 31, 2011	Other assets	$10,671	N/A	N/A
Jul. 2, 2011	Other assets	13,482	N/A	N/A
Jan. 1, 2011	Other assets	13,266	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended December 31, 2011 and January 1, 2011 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		13-Week Period Ended
		Dec. 31, 2011	Jan. 1, 2011
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(3,342)	$(3,986)

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 26-week periods ended December 31, 2011 and January 1, 2011 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		26-Week Period Ended
		Dec. 31, 2011	Jan. 1, 2011
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(3,829)	$(4,486)

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 13-week periods and 26-week periods ended December 31, 2011 and January 1, 2011. The interest rate swaps do not contain credit-risk-related contingent features.

5. DEBT

As of December 31, 2011, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95.0 million, of which $2.5 million was outstanding.

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

In December 2011, Sysco terminated its previously existing revolving credit facility that supported the company’s U.S. and Canadian commercial paper programs. At the same time, Sysco and one of its subsidiaries, Sysco International, ULC, entered into a new $1,000.0 million credit facility supporting the company’s U.S. and Canadian commercial paper programs. This facility provides for borrowings in both U.S. and Canadian dollars. Borrowings by Sysco International, ULC under the credit agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by all wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures. The facility expires on December 29, 2016, but is subject to extension.

As of December 31, 2011, commercial paper issuances outstanding were $375.0 million and were classified as long-term debt since the company’s commercial paper programs are supported by the long-term revolving credit facility described above. During the 26-week period ended December 31, 2011, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $481.4 million.

6. EMPLOYEE BENEFIT PLANS

The components of net company-sponsored benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
	(In thousands)
Service cost	$27,056	$24,860	$114	$99
Interest cost	36,878	33,743	158	131
Expected return on plan assets	(40,402)	(32,980)	—	—
Amortization of prior service cost	1,201	990	54	46
Recognized net actuarial loss (gain)	15,042	19,988	(83)	(97)
Amortization of transition obligation	—	—	38	38

Net periodic benefit cost	$39,775	$46,601	$281	$217

The components of net company-sponsored benefit cost for the 26-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
	(In thousands)
Service cost	$54,111	$49,721	$228	$198
Interest cost	73,757	67,487	316	262
Expected return on plan assets	(80,803)	(65,960)	—	—
Amortization of prior service cost	2,402	1,979	108	93
Recognized net actuarial loss (gain)	30,083	39,976	(166)	(194)
Amortization of transition obligation	—	—	76	76

Net periodic benefit cost	$79,550	$93,203	$562	$435

Sysco’s contributions to its company-sponsored defined benefit plans were $11.1 million and $9.7 million during the 26-week periods ended December 31, 2011 and January 1, 2011, respectively.

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

In order to meet a portion of its obligations under the SERP, Sysco maintains corporate-owned life insurance policies (COLI) on the lives of the participants. In the second quarter of fiscal 2012, approximately $75.0 million of these policies were redeemed and corporate-owned real estate assets were substituted for these policies. None of the life insurance policies or this real estate are considered plan assets of the SERP; rather, the assets are held in a rabbi trust and are therefore available to satisfy the claims of the company’s creditors in the event of bankruptcy or insolvency of the company.

7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$250,113	$258,173	$552,766	$557,242

Denominator:
Weighted-average basic shares outstanding	586,188,302	584,943,749	589,095,964	586,827,575
Dilutive effect of share-based awards	845,902	2,166,589	1,145,687	2,279,262

Weighted-average diluted shares outstanding	587,034,204	587,110,338	590,241,651	589,106,837

Basic earnings per share:	$0.43	$0.44	$0.94	$0.95

Diluted earnings per share:	$0.43	$0.44	$0.94	$0.95

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 49,000,000 and 51,500,000 for the second quarter of fiscal 2012 and 2011, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 49,500,000 and 49,700,000 for the first 26 weeks of fiscal 2012 and 2011, respectively.

8. SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans.

Stock Incentive Plans

In the first 26 weeks of fiscal 2012, options to purchase 6,329,313 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 26 weeks of fiscal 2012 was $3.67.

In the first 26 weeks of fiscal 2012, 731,169 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. The majority of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 26 weeks of fiscal 2012 was $27.52.

In the first 26 weeks of fiscal 2012, restricted awards in the amount of 63,657 shares were granted to non-employee directors from the 2009 Non-Employee Directors Stock Plan. The non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value per share of restricted awards granted during the first 26 weeks of fiscal 2012 was $27.65.

Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations. In the first 26 weeks of fiscal 2012, 31,397 shares with a weighted average grant date fair value of $28.46 were issued for these elections in the form of fully vested common stock or deferred units.

Employees’ Stock Purchase Plan

Plan participants purchased 862,945 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 26 weeks of fiscal 2012.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.23 during the first 26 weeks of fiscal 2012. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $38.8 million and $37.7 million for the first 26 weeks of fiscal 2012 and fiscal 2011, respectively.

As of December 31, 2011, there was $70.7 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.57 years.

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

In the first 26 weeks of fiscal 2012, $106.0 million of payments were made related to the settlement. As noted in the table above, $212.0 million was paid related to the settlement in fiscal 2011, of which $106.0 million was paid in the first 26 weeks of fiscal 2011. Remaining amounts to be paid in fiscal 2012 will occur in connection with Sysco’s quarterly tax payments in the third quarter and the fourth quarter. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make the remaining payments.

Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of each year in which settlement payments were to be made.

Uncertain Tax Positions

As of December 31, 2011, the gross amount of unrecognized tax benefits was $72.5 million and the gross amount of accrued interest liabilities was $35.2 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rates

The effective tax rate for the second quarter of fiscal 2012 was 37.81%. Earnings taxed at lower foreign statutory tax rates had the impact of reducing the effective tax rate.

The effective tax rate of 37.07% for the second quarter of fiscal 2011 was favorably impacted by the gain of $10.3 million recorded to adjust the carrying value of the company’s COLI policies to their cash surrender values in the second quarter of fiscal 2011, which had the impact of decreasing income tax expense for the period by $4.0 million.

The effective tax rate for the first 26 weeks of fiscal 2012 was 37.31%. Earnings taxed at lower foreign statutory tax rates had the impact of reducing the effective tax rate.

The effective tax rate of 37.18% for the first 26 weeks of fiscal 2011 was favorably impacted by the adjustment of the carrying values of COLI policies to their cash surrender values. The gain of $23.9 million recorded in the first 26 weeks of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $9.2 million.

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

10. ACQUISITIONS

During the first 26 weeks of fiscal 2012, in the aggregate, the company paid cash of $36.8 million for acquisitions made during fiscal 2012. Acquisitions in the first 26 weeks of fiscal 2012 were immaterial to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained or certain outstanding contingencies are resolved. As of December 31, 2011, aggregate contingent consideration amounts outstanding relating to acquisitions was $64.9 million, of which $46.0 million could result in the recording of additional goodwill.

11. COMMITMENTS AND CONTINGENCIES

Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the company. However, the final results of legal proceedings cannot be predicted with certainty and if the company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the company’s current estimates of the range of potential losses, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

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

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates. Based on the information available from plan administrators, which has valuation dates ranging from June 30, 2009 to December 31, 2010, Sysco estimates its share of withdrawal liability on most of the multiemployer plans in which it participates could have been as much as $220.0 million as of December 31, 2011, based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans Sysco participates in have a valuation date of calendar year-end. As such, the majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2010; therefore, the company’s estimated liability reflects the condition of the financial markets as of that date. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

As of December 31, 2011, Sysco had approximately $46.9 million in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred. Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are adjusted in the period of payment to reflect any changes to these estimates. If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, Sysco could have additional liability. The company does not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements. As of December 31, 2011, outstanding forward diesel fuel purchase commitments totaled approximately $95.9 million at a fixed price through December 2012.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
	(In thousands)
Sales:
Broadline	$8,320,996	$7,594,497	$16,979,517	$15,542,170
SYGMA	1,403,555	1,312,770	2,788,024	2,632,266
Other	559,122	515,671	1,147,683	1,041,538
Intersegment sales	(39,252)	(38,086)	(84,413)	(79,848)

Total	$10,244,421	$9,384,852	$20,830,811	$19,136,126

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
	(In thousands)
Operating income:
Broadline	$564,881	$540,397	$1,188,996	$1,132,941
SYGMA	13,296	14,355	28,987	29,343
Other	20,253	19,935	44,738	40,923

Total segments	598,430	574,687	1,262,721	1,203,207
Corporate expenses	(171,432)	(137,662)	(326,383)	(259,942)

Total operating income	426,998	437,025	936,338	943,265

Interest expense	28,324	28,060	57,798	59,161
Other expense (income), net	(3,472)	(1,300)	(3,222)	(2,984)

Earnings before income taxes	$402,146	$410,265	$881,762	$887,088

	Dec. 31, 2011	Jul. 2, 2011	Jan. 1, 2011
	(In thousands)
Assets:
Broadline	$7,536,722	$7,220,046	$6,648,750
SYGMA	479,962	456,204	417,692
Other	822,659	814,174	777,013

Total segments	8,839,343	8,490,424	7,843,455
Corporate	2,614,684	2,895,131	2,484,828

Total	$11,454,027	$11,385,555	$10,328,283

13. SUPPLEMENTAL GUARANTOR INFORMATION – PARENT GUARANTEE

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

	Condensed Consolidating Balance Sheet Dec. 31, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$202,267	$8	$5,445,775	$—	$5,648,050
Investment in subsidiaries	14,859,149	400,840	34,271	(15,294,260)	—
Plant and equipment, net	647,217	—	3,088,920	—	3,736,137
Other assets	321,460	153	1,748,227	—	2,069,840

Total assets	$16,030,093	$401,001	$10,317,193	$(15,294,260)	$11,454,027

Current liabilities	$423,796	$201,029	$2,638,945	$—	$3,263,770
Intercompany payables (receivables)	7,984,530	(2,641)	(7,981,889)	—	—
Long-term debt	2,599,524	—	49,822	—	2,649,346
Other liabilities	502,536	—	350,760	—	853,296
Shareholders’ equity	4,519,707	202,613	15,259,555	(15,294,260)	4,687,615

Total liabilities and shareholders’ equity	$16,030,093	$401,001	$10,317,193	$(15,294,260)	$11,454,027

	Condensed Consolidating Balance Sheet Jul. 2, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$354,450	$34	$5,378,398	$—	$5,732,882
Investment in subsidiaries	14,014,569	371,866	128,461	(14,514,896)	—
Plant and equipment, net	569,567	—	2,942,822	—	3,512,389
Other assets	378,317	329	1,761,638	—	2,140,284

Total assets	$15,316,903	$372,229	$10,211,319	$14,514,896)	$11,385,555

Current liabilities	$430,300	$201,016	$2,943,759	$—	$3,575,075
Intercompany payables (receivables)	7,800,254	9,301	(7,809,555)	—	—
Long-term debt	2,227,483	—	52,034	—	2,279,517
Other liabilities	405,376	—	420,345	—	825,721
Shareholders’ equity	4,453,490	161,912	14,604,736	(14,514,896)	4,705,242

Total liabilities and shareholders’ equity	$15,316,903	$372,229	$10,211,319	$(14,514,896)	$11,385,555

	Condensed Consolidating Balance Sheet
	Jan. 1, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$132,672	$7	$4,734,203	$—	$4,866,882
Investment in subsidiaries	16,110,660	516,940	125,075	(16,752,675)	—
Plant and equipment, net	540,534	—	2,830,019	—	3,370,553
Other assets	394,587	476	1,695,785	—	2,090,848

Total assets	$17,178,453	$517,423	$9,385,082	$(16,752,675)	$10,328,283

Current liabilities	$417,368	$1,342	$2,302,824	$—	$2,721,534
Intercompany payables (receivables)	10,049,861	89,776	(10,139,637)	—	—
Long-term debt	2,400,988	199,913	52,628	—	2,653,529
Other liabilities	512,065	—	446,664	—	958,729
Shareholders’ equity	3,798,171	226,392	16,722,603	(16,752,675)	3,994,491

Total liabilities and shareholders’ equity	$17,178,453	$517,423	$9,385,082	$(16,752,675)	$10,328,283

	Condensed Consolidating Results of Operations For the 13-Week Period Ended Dec. 31, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$10,244,421	$—	$10,244,421
Cost of sales	—	—	8,398,771	—	8,398,771

Gross profit	—	—	1,845,650	—	1,845,650
Operating expenses	135,560	32	1,283,060	—	1,418,652

Operating income (loss)	(135,560)	(32)	562,590	—	426,998
Interest expense (income)	96,985	2,409	(71,070)	—	28,324
Other expense (income), net	(2,197)	123	(1,398)	—	(3,472)

Earnings (losses) before income taxes	(230,348)	(2,564)	635,058	—	402,146
Income tax (benefit) provision	(86,825)	(968)	239,826	—	152,033
Equity in earnings of subsidiaries	393,636	11,610	—	(405,246)	—

Net earnings	$250,113	$10,014	$395,232	$(405,246)	$250,113

	Condensed Consolidating Results of Operations For the 13-Week Period Ended Jan. 1, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$9,384,852	$—	$9,384,852
Cost of sales	—	—	7,623,185	—	7,623,185

Gross profit	—	—	1,761,667	—	1,761,667
Operating expenses	143,135	32	1,181,475	—	1,324,642

Operating income (loss)	(143,135)	(32)	580,192	—	437,025
Interest expense (income)	130,867	3,101	(105,908)	—	28,060
Other expense (income), net	(9)	—	(1,291)	—	(1,300)

Earnings (losses) before income taxes	(273,993)	(3,133)	687,391	—	410,265
Income tax (benefit) provision	(101,635)	(1,162)	254,889	—	152,092
Equity in earnings of subsidiaries	430,531	16,273	—	(446,804)	—

Net earnings	$258,173	$14,302	$432,502	$(446,804)	$258,173

	Condensed Consolidating Results of Operations For the 26-Week Period Ended Dec. 31, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$20,830,811	$—	$20,830,811
Cost of sales	—	—	17,037,561	—	17,037,561

Gross profit	—	—	3,793,250	—	3,793,250
Operating expenses	252,523	66	2,604,323	—	2,856,912

Operating income (loss)	(252,523)	(66)	1,188,927	—	936,338
Interest expense (income)	193,263	5,145	(140,610)	—	57,798
Other expense (income), net	(3,512)	123	167	—	(3,222)

Earnings (losses) before income taxes	(442,274)	(5,334)	1,329,370	—	881,762
Income tax (benefit) provision	(165,018)	(1,990)	496,004	—	328,996
Equity in earnings of subsidiaries	830,022	37,945	—	(867,967)	—

Net earnings	$552,766	$34,601	$833,366	$(867,967)	$552,766

	Condensed Consolidating Results of Operations For the 26-Week Period Ended Jan. 1, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$19,136,126	$—	$19,136,126
Cost of sales	—	—	15,528,355	—	15,528,355

Gross profit	—	—	3,607,771	—	3,607,771
Operating expenses	262,125	65	2,402,316	—	2,664,506

Operating income (loss)	(262,125)	(65)	1,205,455	—	943,265
Interest expense (income)	261,856	5,677	(208,372)	—	59,161
Other expense (income), net	(92)	—	(2,892)	—	(2,984)

Earnings (losses) before income taxes	(523,889)	(5,742)	1,416,719	—	887,088
Income tax (benefit) provision	(194,794)	(2,135)	526,775	—	329,846
Equity in earnings of subsidiaries	886,337	31,747	—	(918,084)	—

Net earnings	$557,242	$28,140	$889,944	$(918,084)	$557,242

	Condensed Consolidating Cash Flows For the 26-Week Period Ended Dec. 31, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(69,367)	$34,816	$573,066	$538,515
Investing activities	(140,083)	—	(347,740)	(487,823)
Financing activities	(157,055)	—	(184,299)	(341,354)
Effect of exchange rates on cash	—	—	(12,572)	(12,572)
Intercompany activity	200,109	(34,816)	(165,293)	—

Net increase (decrease) in cash and cash equivalents	(166,396)	—	(136,838)	(303,234)
Cash and cash equivalents at the beginning of period	305,513	—	334,252	639,765

Cash and cash equivalents at the end of period	$139,117	$—	$197,414	$336,531

	Condensed Consolidating Cash Flows For the 26-Week Period Ended Jan. 1, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(200,386)	$28,547	$454,486	$282,647
Investing activities	(140,272)	—	(186,487)	(326,759)
Financing activities	(340,071)	—	(2,509)	(342,580)
Effect of exchange rates on cash	—	—	11,004	11,004
Intercompany activity	403,841	(28,547)	(375,294)	—

Net increase (decrease) in cash and cash equivalents	(276,888)	—	(98,800)	(375,688)
Cash and cash equivalents at the beginning of period	373,523	—	211,920	585,443

Cash and cash equivalents at the end of period	$96,635	$—	$113,120	$209,755

14. SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. As of December 31, 2011, Sysco had a total of $2,225.0 million in senior notes and debentures outstanding.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the parent issuer (Sysco Corporation), the guarantors (U.S. Broadline subsidiaries), and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet Dec. 31, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$202,267	$3,660,988	$1,784,795	$—	$5,648,050
Investment in subsidiaries	14,859,149	—	—	(14,859,149)	—
Plant and equipment, net	647,217	1,895,977	1,192,943	—	3,736,137
Other assets	321,460	518,934	1,229,446	—	2,069,840

Total assets	$16,030,093	$6,075,899	$4,207,184	$(14,859,149)	$11,454,027

Current liabilities	$423,796	$872,205	$1,967,769	$—	$3,263,770
Intercompany payables (receivables)	7,984,530	(8,086,079)	101,549	—	—
Long-term debt	2,599,524	26,871	22,951	—	2,649,346
Other liabilities	502,536	275,475	75,285	—	853,296
Shareholders’ equity	4,519,707	12,987,427	2,039,630	(14,859,149)	4,687,615

Total liabilities and shareholders’ equity	$16,030,093	$6,075,899	$4,207,184	$(14,859,149)	$11,454,027

	Condensed Consolidating Balance Sheet Jul. 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$354,450	$3,476,921	$1,901,511	$—	$5,732,882
Investment in subsidiaries	14,014,569	—	—	(14,014,569)	—
Plant and equipment, net	569,567	1,794,473	1,148,349	—	3,512,389
Other assets	378,317	519,664	1,242,303	—	2,140,284

Total assets	$15,316,903	$5,791,058	$4,292,163	$(14,014,569)	$11,385,555

Current liabilities	$430,300	$840,586	$2,304,189	$—	$3,575,075
Intercompany payables (receivables)	7,800,254	(7,701,021)	(99,233)	—	—
Long-term debt	2,227,483	26,542	25,492	—	2,279,517
Other liabilities	405,376	343,427	76,918	—	825,721
Shareholders’ equity	4,453,490	12,281,524	1,984,797	(14,014,569)	4,705,242

Total liabilities and shareholders’ equity	$15,316,903	$5,791,058	$4,292,163	$(14,014,569)	$11,385,555

	Condensed Consolidating Balance Sheet Jan. 1, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$132,672	$3,248,279	$1,485,931	$—	$4,866,882
Investment in subsidiaries	16,110,660	—	—	(16,110,660)	—
Plant and equipment, net	540,534	1,784,365	1,045,654	—	3,370,553
Other assets	394,587	495,369	1,200,892	—	2,090,848

Total assets	$17,178,453	$5,528,013	$3,732,477	$(16,110,660)	$10,328,283

Current liabilities	$417,368	$813,532	$1,490,634	$—	$2,721,534
Intercompany payables (receivables)	10,049,861	(10,026,079)	(23,782)	—	—
Long-term debt	2,400,988	24,561	227,980	—	2,653,529
Other liabilities	512,065	336,429	110,235	—	958,729
Shareholders’ equity	3,798,171	14,379,570	1,927,410	(16,110,660)	3,994,491

Total liabilities and shareholders’ equity	$17,178,453	$5,528,013	$3,732,477	$(16,110,660)	$10,328,283

	Condensed Consolidating Results of Operations For the 13-Week Period Ended Dec. 31, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$7,056,282	$3,393,450	$(205,311)	$10,244,421
Cost of sales	—	5,674,008	2,907,268	(182,505)	8,398,771

Gross profit	—	1,382,274	486,182	(22,806)	1,845,650
Operating expenses	135,560	872,619	433,279	(22,806)	1,418,652

Operating income (loss)	(135,560)	509,655	52,903	—	426,998
Interest expense (income)	96,985	(67,483)	(1,178)	—	28,324
Other expense (income), net	(2,197)	(701)	(574)	—	(3,472)

Earnings (losses) before income taxes	(230,348)	577,839	54,655	—	402,146
Income tax (benefit) provision	(86,825)	218,177	20,681	—	152,033
Equity in earnings of subsidiaries	393,636	—	—	(393,636)	—

Net earnings	$250,113	$359,662	$33,974	$(393,636)	$250,113

	Condensed Consolidating Results of Operations For the 13-Week Period Ended Jan. 1, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$6,446,806	$3,090,406	$(152,360)	$9,384,852
Cost of sales	—	5,124,946	2,629,019	(130,780)	7,623,185

Gross profit	—	1,321,860	461,387	(21,580)	1,761,667
Operating expenses	143,135	832,111	370,976	(21,580)	1,324,642

Operating income (loss)	(143,135)	489,749	90,411	—	437,025
Interest expense (income)	130,867	(101,664)	(1,143)	—	28,060
Other expense (income), net	(9)	(444)	(847)	—	(1,300)

Earnings (losses) before income taxes	(273,993)	591,857	92,401	—	410,265
Income tax (benefit) provision	(101,635)	219,462	34,265	—	152,092
Equity in earnings of subsidiaries	430,531	—	—	(430,531)	—

Net earnings	$258,173	$372,395	$58,136	$(430,531)	$258,173

	Condensed Consolidating Results of Operations For the 26-Week Period Ended Dec. 31, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$14,376,568	$6,850,508	$(396,265)	$20,830,811
Cost of sales	—	11,538,714	5,850,452	(351,605)	17,037,561

Gross profit	—	2,837,854	1,000,056	(44,660)	3,793,250
Operating expenses	252,523	1,770,650	878,399	(44,660)	2,856,912

Operating income (loss)	(252,523)	1,067,204	121,657	—	936,338
Interest expense (income)	193,263	(131,386)	(4,079)	—	57,798
Other expense (income), net	(3,512)	(1,264)	1,554	—	(3,222)

Earnings (losses) before income taxes	(442,274)	1,199,854	124,182	—	881,762
Income tax (benefit) provision	(165,018)	447,680	46,334	—	328,996
Equity in earnings of subsidiaries	830,022	—	—	(830,022)	—

Net earnings	$552,766	$752,174	$77,848	$(830,022)	$552,766

	Condensed Consolidating Results of Operations For the 26-Week Period Ended Jan. 1, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$13,233,437	$6,201,470	$(298,781)	$19,136,126
Cost of sales	—	10,514,650	5,269,208	(255,503)	15,528,355

Gross profit	—	2,718,787	932,262	(43,278)	3,607,771
Operating expenses	262,125	1,697,388	748,271	(43,278)	2,664,506

Operating income (loss)	(262,125)	1,021,399	183,991	—	943,265
Interest expense (income)	261,856	(201,197)	(1,498)	—	59,161
Other expense (income), net	(92)	(922)	(1,970)	—	(2,984)

Earnings (losses) before income taxes	(523,889)	1,223,518	187,459	—	887,088
Income tax (benefit) provision	(194,794)	454,937	69,703	—	329,846
Equity in earnings of subsidiaries	886,337	—	—	(886,337)	—

Net earnings	$557,242	$768,581	$117,756	$(886,337)	$557,242

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 31, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(69,367)	$636,579	$(28,697)	$538,515
Investing activities	(140,083)	(211,491)	(136,249)	(487,823)
Financing activities	(157,055)	168	(184,467)	(341,354)
Effect of exchange rates on cash	—	—	(12,572)	(12,572)
Intercompany activity	200,109	(431,560)	231,451	—

Net increase (decrease) in cash and cash equivalents	(166,396)	(6,304)	(130,534)	(303,234)
Cash and cash equivalents at the beginning of period	305,513	32,154	302,098	639,765

Cash and cash equivalents at the end of period	$139,117	$25,850	$171,564	$336,531

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Jan. 1, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(200,386)	$538,404	$(55,371)	$282,647
Investing activities	(140,272)	(147,795)	(38,692)	(326,759)
Financing activities	(340,071)	(1,321)	(1,188)	(342,580)
Effect of exchange rates on cash	—	—	11,004	11,004
Intercompany activity	403,841	(401,746)	(2,095)	—

Net increase (decrease) in cash and cash equivalents	(276,888)	(12,458)	(86,342)	(375,688)
Cash and cash equivalents at the beginning of period	373,523	31,935	179,985	585,443

Cash and cash equivalents at the end of period	$96,635	$19,477	$93,643	$209,755

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of July 2, 2011, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Current Report on Form 8-K filed November 8, 2011, which recasts the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

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

We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17.5% of this approximately $225 billion annual market. According to industry sources, the foodservice, or food-away-from-home, market represents approximately 47% of the total dollars spent on food purchases made at the consumer level in the United States.

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, have contributed to a decline in the foodservice market. Historically, we have grown at a faster rate than the overall industry and believe we have continued to grow our market share in this fragmented industry. Based on recent industry data, we believe we grew our market share approximately half a point during calendar year 2011 to approximately 17.5%.

Highlights

High levels of product cost inflation and uneven consumer sentiment contributed to a challenging business environment in the first 26 weeks of fiscal 2012. Our case volume growth trends improved in the latter part of the second quarter due to favorable market conditions our customers experienced during the holiday season. Our earnings growth in our underlying business was moderate however due to high levels of inflation and rising operating expenses.

Comparisons of results from the second quarter of fiscal 2012 to the second quarter of fiscal 2011:

•	Sales increased 9.2% to $10.2 billion primarily due to increased prices due to inflation and secondarily from case volume growth.

•	Operating income decreased 2.3%, or $10.0 million, to $427.0 million, primarily driven by rising operating expenses. Gross profit dollars increased 4.8%, or $84.0 million, but declined as a percentage of sales primarily due to the impact of significant inflation in certain product categories. Operating expenses increased 7.1%, or $94.0 million, primarily due to increased pay-related expense, an increase in expenses related to our Business Transformation Project, an increase in fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values. Adjusted operating expenses increased 5.5%, or $72.5 million from the second quarter of fiscal 2011. Adjusted operating income increased 2.5%, or $11.5 million.

•	Net earnings decreased 3.1% to $250.1 million primarily due to the decrease in operating income and also to an increase in the effective tax rate. Adjusted net earnings increased 3.3%.

•	Basic and diluted earnings per share in the second quarter of fiscal 2012 were $0.43, a 2.3% decrease from the comparable prior year period amount of $0.44 per share. Adjusted diluted earnings per share were $0.46 in the second quarter of fiscal 2012 and $0.45 in the second quarter of fiscal 2011, or an increase of 2.2%.

Comparisons of results from the first 26 weeks of fiscal 2012 to the first 26 weeks of fiscal 2011:

•	Sales increased 8.9% to $20.8 billion primarily due to increased prices resulting from inflation.

•	Operating income decreased 0.7%, or $6.9 million, to $936.3 million, primarily driven by the increased operating expenses. Gross profit dollars increased 5.1%, or $185.5 million, but declined as a percentage of sales primarily due to the impact of significant inflation in certain product categories. Operating expenses increased 7.2%, or $192.4 million, primarily due to increased pay-related expense, an increase in expenses related to our Business Transformation Project, an increase in fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values. Adjusted operating expenses increased 5.4%, or $142.9 million from the first 26 weeks of fiscal 2011. Adjusted operating income increased 4.4%, or $42.5 million.

•	Net earnings decreased 0.8% to $552.8 million primarily due to the decrease in operating income. Adjusted net earnings increased 6.2%.

•	Basic and diluted earnings per share in the first 26 weeks of fiscal 2012 were $0.94, a 1.1% decrease from the comparable prior year period amount of $0.95 per share. Adjusted diluted earnings per share were $1.02 in the first 26 weeks of fiscal 2012 and $0.95 in the first 26 weeks of fiscal 2011, or an increase of 7.4%.

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

In addition, we have experienced prolonged levels of high product cost inflation this fiscal year as compared to fiscal 2011. While we are generally able to pass on modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin percentage without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.

We have experienced higher operating costs this fiscal year. Some of the increase has resulted from increased pay-related expenses. Sales compensation includes commissions which are driven by gross profit dollars and case volumes, and delivery compensation includes activity-based pay which is driven by case volumes. . Since these drivers are variable in nature, increased gross profit dollars and case volumes have increased sales and delivery compensation. We believe pay-related expense could continue to increase if gross profit dollars and case volumes increase. Fuel costs have increased and are expected to continue to increase in fiscal 2012 as a result of anticipated higher fuel prices. Our Business Transformation Project is a key part of our strategy to control costs and grow our market share over the long-term. We believe expenses related to the project will increase in fiscal 2012 as compared to fiscal 2011 as we prepare for the deployment of the project to our operating companies and increase our headcount in our shared services center. Pension costs will decrease in fiscal 2012 primarily due to higher returns on assets of Sysco’s company-sponsored qualified pension plan (Retirement Plan) obtained in fiscal 2011.

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

Business Transformation Project

In fiscal 2011, we began testing our underlying systems and processes of our Business Transformation Project through a pilot implementation. In the first 26 weeks of fiscal 2012, we took additional time to improve the underlying information technology systems’ processes with our pilot company prior to larger scale deployment. These improvements were completed and a second pilot implementation was launched in the early part of the third quarter of fiscal 2012. Once the results from this second pilot implementation have been assessed and we determine that we have reached the point where the underlying system functions as intended, our deployment timeline will be updated. If this assessment is favorable, it is possible that our first wave of multi-location deployment could commence before the end of the fiscal year. Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the testing and deployment stages of implementation, including fiscal 2012.

Expenses related to the Business Transformation Project were $36.4 million in second quarter of fiscal 2012 or $0.03 per share and $24.2 million in the second quarter of fiscal 2011 or $0.03 per share. Expenses related to the Business Transformation Project were $73.4 million in the first 26 weeks of fiscal 2012 or $0.08 per share and $46.0 million in the first 26 weeks of fiscal 2011 or $0.04 per share. Based on the improvements in the underlying systems obtained in the first half of fiscal 2012 and while dependent upon the results of our second pilot implementation, we anticipate the software will be ready for its intended use in the second half of fiscal 2012, which will result in reduced capitalization as compared to fiscal 2011 and significantly increased expense from both software amortization and deployment costs. This could occur in the latter part of the third quarter of fiscal 2012. We will also incur increased costs from the ramp up of our shared services center, continuing costs for additional phases of our Business Transformation Project and information technology support costs. Some of these increased costs will be partially offset by benefits obtained from the project, primarily in reduced headcount; however the costs will exceed the benefits in fiscal 2012. We expect our project expenses related to the Business Transformation Project for fiscal 2012 to be approximately $230 million to $250 million and capital expenditures to be approximately $125 million to $145 million.

Results of Operations

The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.0	81.2	81.8	81.2

Gross margin	18.0	18.8	18.2	18.9
Operating expenses	13.8	14.1	13.7	13.9

Operating income	4.2	4.7	4.5	4.9
Interest expense	0.3	0.3	0.3	0.3
Other expense (income), net	(0.0)	(0.0)	(0.0)	(0.0)

Earnings before income taxes	3.9	4.4	4.2	4.6
Income taxes	1.5	1.6	1.5	1.7

Net earnings	2.4%	2.8%	2.7%	2.9%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period	26-Week Period
Sales	9.2%	8.9%
Cost of sales	10.2	9.7

Gross margin	4.8	5.1
Operating expenses	7.1	7.2

Operating income	(2.3)	(0.7)
Interest expense	0.9	(2.3)
Other expense (income), net	167.1	8.0

Earnings before income taxes	(2.0)	(0.6)
Income taxes	(0.0)	(0.3)

Net earnings	(3.1)%	(0.8)%

Basic earnings per share	(2.3)%	(1.1)%
Diluted earnings per share	(2.3)	(1.1)

Average shares outstanding	0.2	0.4
Diluted shares outstanding	(0.0)	0.2

Sales

Sales were 9.2% higher in the second quarter and 8.9% higher in the first 26 weeks of fiscal 2012 than in the comparable periods of the prior year. Product cost inflation, and the resulting increase in selling prices, impacted sales in the second quarter and first 26 weeks of fiscal 2012. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 6.3% during the second quarter and 6.8% during the first 26 weeks of fiscal 2012, as compared to inflation of 4.5% during the second quarter and 3.9% during the first 26 weeks of fiscal 2011. Case volumes including acquisitions within the last 12 months improved approximately 3.6% in the second quarter and 2.6% during the first 26 weeks of fiscal 2012. Case volumes excluding acquisitions within the last 12 months improved approximately 2.8% in the second quarter and 2.0% during the first 26 weeks of fiscal 2012. Our case volume growth trends improved in the latter part of the second quarter due to favorable market conditions our customers experienced during the holiday season. Our case volumes represent our results from our Broadline and SYGMA segments only. Sales from acquisitions within the last 12 months favorably impacted sales by 0.7% for both the second quarter and the first 26 weeks of fiscal 2012. The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.1% in the second quarter and positively impacted sales by 0.3% in the first 26 weeks of fiscal 2012 compared to the second quarter and first 26 weeks of fiscal 2011, respectively.

Operating Income

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.

Operating income decreased 2.3%, or $10.0 million, in the second quarter of fiscal 2012 from the second quarter of fiscal 2011 to $427.0 million. Operating income decreased 0.7%, or $6.9 million, in the first 26 weeks of fiscal 2012 from the first 26 weeks of fiscal 2011 to $936.3 million. This decrease in operating income for both periods was primarily driven by rising operating expenses. Gross profit dollars increased 4.8%, or $84.0 million, in the second quarter of fiscal 2012 from the second quarter of fiscal 2011, while operating expenses increased 7.1%, or $94.0 million, in the second quarter of fiscal 2012. Gross profit dollars increased 5.1%, or $185.5 million, in the first 26 weeks of fiscal 2012 from the first 26 weeks of fiscal 2011, while operating expenses increased 7.2%, or $192.4 million, in the first 26 weeks of fiscal 2012. Contributing to the increase in operating expenses were increased pay-related expenses, increased expenses related to our Business Transformation Project, increased fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values. Adjusted operating expenses increased 5.5%, or $72.5 million, from the second quarter of fiscal 2011. Adjusted operating income increased 2.5%, or $11.5 million, during the same period. Adjusted operating expenses increased 5.4%, or $142.9 million, from the first 26 weeks of fiscal 2011. Adjusted operating income increased 4.4%, or $42.5 million, during the same period.

Gross profit dollars increased in the second quarter and first 26 weeks of fiscal 2012 as compared to the second quarter and first 26 weeks of fiscal 2011 primarily due to increased sales. Gross margin, which is gross profit as a percentage of sales, was 18.02% in the second quarter of fiscal 2012, a decline of 75 basis points from the gross margin of 18.77% in the second quarter of fiscal 2011. Gross margin was 18.21% in the first 26 weeks of fiscal 2012, a decline of 64 basis points from the gross margin of 18.85% in the first 26 weeks of fiscal 2011. This decline in gross margin was primarily the result of product cost inflation. Sysco’s product cost inflation was estimated to be 6.3% during the second quarter and 6.8% during the first 26 weeks of fiscal 2012. Based on our product sales mix for the second quarter and first 26 weeks of fiscal 2012, we were most impacted by higher levels of inflation in the dairy, meat, frozen and canned and dry product categories. While we are generally able to pass through modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Gross profit dollars for the second quarter and first 26 weeks of fiscal 2012 also increased as a result of higher fuel surcharges. Fuel surcharges were approximately $16.2 million higher in the second quarter and $34.2 million higher in the first 26 weeks of fiscal 2012 than in the comparable prior year periods due to higher fuel prices incurred during the second quarter and first 26 weeks of fiscal 2012 and the application of fuel surcharges to a broader customer base in the second quarter and first 26 weeks of fiscal 2012 as compared to the second quarter and first 26 weeks of fiscal 2011.

Operating expenses for the second quarter and first 26 weeks fiscal 2012 were higher than in the comparable prior year periods primarily due to increased pay-related expenses, increased expenses related to our Business Transformation Project, increased fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $58.3 million in the second quarter and $107.7 million in the first 26 weeks of fiscal 2012 over the comparable prior year periods. The increase was primarily due to greater provisions for management incentive accruals, increased sales and delivery compensation and added costs from companies acquired in the last 12 months. Our management incentives are tied to company performance and our estimates for these annual incentives required greater accruals in the second quarter and first 26 weeks of fiscal 2012 as compared to the comparable prior year period. Sales compensation includes commissions which are driven by gross profit dollars and case volumes, and delivery compensation includes activity-based pay which is driven by case volumes. Since these drivers are variable in nature, increased gross profit dollars and case volumes will increase sales and delivery compensation.

Expenses related to our Business Transformation Project, inclusive of pay-related expense, were $36.4 million in the second quarter of fiscal 2012 and $24.2 million in the second quarter of fiscal 2011, representing an increase of $12.1 million. Expenses related to our Business Transformation Project, inclusive of pay-related expense, were $73.4 million in the first 26 weeks of fiscal 2012 and $46.0 million in the first 26 weeks of fiscal 2011, representing an increase of $27.4 million. The increase in the second quarter and the first 26 weeks of fiscal 2012 resulted from increased project spending including the increased pay-related expenses and facility-related expenses due to the ramp up of our shared services center. Based on the improvements in the underlying systems obtained in the first half of fiscal 2012 from our first pilot implementation and while dependent upon the results of our second pilot implementation, we anticipate the software will be ready for its intended use in the second half of fiscal 2012, which will result in reduced capitalization as compared to fiscal 2011 and increased expense from both software amortization and deployment costs. This could occur in the latter part of the third quarter of fiscal 2012. We will also incur increased costs from the ramp up of our shared services center, continuing costs for additional phases of our Business Transformation Project and information technology support costs. We believe our expenses related to the Business Transformation Project in fiscal 2012 will be approximately $125 million to $145 million greater than the expense incurred in fiscal 2011.

Sysco’s fuel costs increased by $9.8 million in the second quarter and $23.7 in the first 26 weeks of fiscal 2012 over the comparable prior year periods primarily due to increased contracted and market diesel prices. Our costs per gallon increased 16.2% in the second quarter and 19.2% in the first 26 weeks of fiscal 2012 over the second quarter and the first 26 weeks of fiscal 2011. Our activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges. We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.

Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In the second quarter and first 26 weeks of fiscal 2012, the forward purchase commitments resulted in an estimated $5.9 million and $13.6 million, respectively, of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes. In the second quarter and first 26 weeks of fiscal 2011, the forward purchase commitments resulted in an estimated $2.0 million and $4.7 million of avoided fuel costs, respectively, as the fixed price contracts were generally lower than market prices for the contracted volumes.

As of December 31, 2011, we had forward diesel fuel commitments totaling approximately $96 million through December 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices near the current market price for diesel for the second half of the fiscal year. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2012, fuel costs exclusive of any amounts recovered through fuel surcharges are expected to increase by approximately $30 million to $40 million as compared to fiscal 2011. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2012 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management. Based on our current projections, we anticipate that the increase in fuel surcharges will offset the majority of our projected fuel cost increase in fiscal 2012 as compared to fiscal 2011.

We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are largely based on the values of underlying investments, which through fiscal 2011 included publicly traded securities. As a result, the cash surrender values of these policies fluctuated with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $10.3 million in the second quarter and $23.9 million in the first 26 weeks of fiscal 2011. Near the end of fiscal 2011, we reallocated all of our policies into low-risk, fixed-income securities to reduce earnings volatility and therefore our adjustments for the first 26 weeks of fiscal 2012 were not significant. While we expect a year over year impact from COLI adjustments during the remaining quarters of fiscal 2012 as compared to the comparable periods of fiscal 2011, we should not incur significant gains or losses in fiscal 2012’s operating income, net earnings and earnings per share from these policies.

Net company-sponsored pension costs in second quarter and first 26 weeks of fiscal 2012 were $6.8 million and $13.7 million lower, respectively, than the comparable prior year periods. The decreases in fiscal 2012 were due primarily to higher returns on assets of Sysco’s Retirement Plan obtained in fiscal 2011.

Net Earnings

Net earnings decreased 3.1% in the second quarter and 0.8% in the first 26 weeks of fiscal 2012 from the comparable periods of the prior year due primarily to declines in operating income. The second quarter was also impacted by an increase in the effective tax rate. Adjusted net earnings increased 3.3% and 6.2% during the same periods.

The effective tax rate for the second quarter of fiscal 2012 was 37.81%. Earnings taxed at lower foreign statutory tax rates had the impact of reducing the effective tax rate.

The effective tax rate of 37.07% for the second quarter of fiscal 2011 was favorably impacted by the adjustment of the carrying values of our COLI policies to their cash surrender values. The gain of $10.3 million recorded in the second quarter of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $4.0 million.

The effective tax rate for the first 26 weeks of fiscal 2012 was 37.31%. Earnings taxed at lower foreign statutory tax rates had the impact of reducing the effective tax rate.

The effective tax rate of 37.18% for the first 26 weeks of fiscal 2011 was favorably impacted by the adjustment of the carrying values of our COLI policies to their cash surrender values. The gain of $23.9 million recorded in the first 26 weeks of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $9.2 million.

Earnings Per Share

Basic and diluted earnings per share in the second quarter of fiscal 2012 were $0.43, a 2.3% decrease from the comparable prior year period amount of $0.44 per share which was primarily attributable to the decline in net earnings. Adjusted diluted earnings per share were $0.46 in the second quarter of fiscal 2012 and $0.45 in the second quarter of fiscal 2011, or an increase of 2.2%.

Basic and diluted earnings per share in the first 26 weeks of fiscal 2012 were $0.94, a 1.1% decrease from the comparable prior year period amount of $0.95 per share which was primarily attributable to the decline in net earnings. Adjusted diluted earnings per share were $1.02 in the first 26 weeks of fiscal 2012 and $0.95 in the first 26 weeks of fiscal 2011, or an increase of 7.4%.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from our multi-year Business Transformation Project. Additionally, near the end of fiscal 2011, we reallocated all of our investments in our COLI policies into low-risk, fixed-income securities and therefore we do not expect significant volatility in operating expenses, operating income, net earnings and diluted earnings per share in future periods related to these policies. We experienced significant gains in these policies during fiscal 2011. We do not expect a significant impact on fiscal 2012’s operating income, net earnings and diluted earnings per share in future periods from these policies. Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of the Business Transformation Project expenses and COLI gains provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over year basis. The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes. These financial measures should not be used as a substitute in assessing the company’s results of operations for the 13-week and 26-week periods ending December 31, 2011 and January 1, 2011. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. As a result, in the table below, the results for the second quarter of fiscal 2012 and the second quarter of fiscal 2011 and the first 26 weeks of fiscal 2012 and the first 26 weeks of fiscal 2011 are adjusted to remove expenses related to the Business Transformation Project and gains recorded on the adjustments to the carrying value of COLI policies. Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Dec. 31, 2011
	GAAP	Business Transformation	COLI	Non-GAAP
	(In thousands, except for per share data)
Operating expenses	$1,418,652	$(36,356)	$985	$1,383,281
Operating income	426,998	36,356	(985)	462,369
Net earnings (1)	250,113	22,610	(985)	271,738
Diluted earnings per share	$0.43	$0.03	$—	$0.46

	13-Week Period Ended Jan. 1, 2011
	GAAP	Business Transformation	COLI	Non-GAAP
	(In thousands, except for per share data)
Operating expenses	$1,324,642	$(24,224)	$10,335	$1,310,753
Operating income	437,025	24,224	(10,335)	450,914
Net earnings (1)	258,173	15,244	(10,335)	263,082
Diluted earnings per share	$0.44	$0.03	$(0.02)	$0.45

	13-Week Period Change in Dollars		13-Week Period % Change
	GAAP	Non-GAAP	GAAP	Non-GAAP
	(In thousands, except for per share data)
Operating expenses	$94,010	$72,528	7.1%	5.5%
Operating income	(10,027)	11,455	-2.3%	2.5%
Net earnings	(8,060)	8,656	-3.1%	3.3%
Diluted earnings per share	$(0.01)	$0.01	-2.3%	2.2%

(1)	Tax impact of adjustments was $13,746 and $8,980 for the 13-week periods ended December 31, 2011 and January 1, 2011, respectively.

	26-Week Period Ended Dec. 31, 2011
	GAAP	Business Transformation	COLI	Non-GAAP
	(In thousands, except for per share data)
Operating expenses	$2,856,912	$(73,361)	$1,779	$2,785,330
Operating income	936,338	73,361	(1,779)	1,007,920
Net earnings (2)	552,766	45,990	(1,779)	596,977
Diluted earnings per share	$0.94	$0.08	$—	$1.02

	26-Week Period Ended Jan. 1, 2011
	GAAP	Business Transformation	COLI	Non-GAAP
	(In thousands, except for per share data)
Operating expenses	$2,664,506	$(45,971)	$23,853	$2,642,388
Operating income	943,265	45,971	(23,853)	965,383
Net earnings (2)	557,242	28,879	(23,853)	562,268
Diluted earnings per share	$0.95	$0.04	$(0.04)	$0.95

	26-Week Period Change in Dollars		26-Week Period % Change
	GAAP	Non-GAAP	GAAP	Non-GAAP
	(In thousands, except for per share data)
Operating expenses	$192,406	$142,942	7.2%	5.4%
Operating income	(6,927)	42,537	-0.7%	4.4%
Net earnings	(4,476)	34,709	-0.8%	6.2%
Diluted earnings per share	$(0.01)	$0.07	-1.1%	7.4%

(2)	Tax impact of adjustments was $27,371 and $17,092 for the 26-week periods ended December 31, 2011 and January 1, 2011, respectively.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 12, “Business Segment Information”:

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period		26-Week Period
	Dec. 31, 2011	Jan. 1, 2011	Dec. 31, 2011	Jan. 1, 2011
Broadline	6.8%	7.1%	7.0%	7.3%
SYGMA	0.9	1.1	1.0	1.1
Other	3.6	3.9	3.9	3.9

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 12, “Business Segment Information”:

	13-Week Period		26-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	9.6%	4.5%	9.2%	4.9%
SYGMA	6.9	(7.4)	5.9	(1.2)
Other	8.4	1.6	10.2	9.3

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of these statistical tables, operating income of our segments excludes corporate expenses of $171.4 million and $326.4 in the second quarter and the first 26 weeks of fiscal 2012, as compared to $137.7 million and $259.9 in the second quarter and the first 26 weeks of fiscal 2011, that is not charged to our segments. This information should be read in conjunction with Note 12, “Business Segment Information”:

	13-Week Period Ended
	Dec. 31, 2011		Jan. 1, 2011
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.2%	94.4%	80.9%	94.0%
SYGMA	13.7	2.2	14.0	2.5
Other	5.5	3.4	5.5	3.5
Intersegment sales	(0.4)	—	(0.4)	—

Total	100.0%	100.0%	100.0%	100.0%

	26-Week Period Ended
	Dec. 31, 2011		Jan. 1, 2011
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.5%	94.2%	81.2%	94.2%
SYGMA	13.4	2.3	13.8	2.4
Other	5.5	3.5	5.4	3.4
Intersegment sales	(0.4)	—	(0.4)	—

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers and also provides custom-cut meat operations. In the first 26 weeks of fiscal 2012, the Broadline operating results represented approximately 81.5% of Sysco’s overall sales and 94.2% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.

Sales

Sales were 9.6% greater in the second quarter and 9.2% greater in the first 26 weeks of fiscal 2012 than the comparable prior year periods. Product cost inflation and the resulting increase in selling prices, combined with case volume improvement, contributed to the increase in sales in the second quarter and first 26 weeks of fiscal 2012. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 6.4% and 7.0% in the second quarter and first 26 weeks of fiscal 2012, respectively. Our case volume growth trends improved in the latter part of the second quarter due to favorable market conditions our customers experienced during the holiday season. Non-comparable acquisitions contributed 0.9% to the overall sales comparison for both the second quarter and the first 26 weeks of fiscal 2012, respectively. The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.2% in the second quarter and positively impacted sales by 0.3% in the first 26 weeks of fiscal 2012 compared to the second quarter and first 26 weeks of fiscal 2011, respectively.

Operating Income

Operating income increased by 4.5% in the second quarter and 4.9% in the first 26 weeks of fiscal 2012 over the comparable prior year periods. This increase was driven by gross profit dollars increasing more than operating expenses.

Gross profit dollars increased in the second quarter and first 26 weeks of fiscal 2012 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales. Based on Broadline’s product sales mix for the second quarter and first 26 weeks of fiscal 2012, we were most impacted by higher levels of inflation in the dairy, meat, frozen and canned and dry product categories. While we are generally able to pass through modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact the Broadline segment’s sales, gross profit and earnings.

Gross profit dollars for the second quarter and first 26 weeks of fiscal 2012 also increased as a result of higher fuel surcharges. Fuel surcharges were approximately $13.6 million and $28.5 million higher in the second quarter and in the first 26 weeks of fiscal 2012 than the comparable prior year periods due to the application of fuel surcharges to a broader customer base in the second quarter and the first 26 weeks of fiscal 2012 and to higher fuel prices incurred during these periods as compared to the second quarter and the first 26 weeks of fiscal 2011.

Operating expenses for the Broadline segment increased in fiscal 2012 as compared to fiscal 2011. The expense increases in fiscal 2012 were driven largely by an increase in pay-related expenses and fuel costs. Sales compensation includes commissions which are driven by gross profit dollars and case volumes, and delivery compensation includes activity-based pay which is driven by case volumes. Since these are variable in nature, increased gross profit dollars and case volumes will increase sales and delivery compensation. Our management incentives are tied to operating performance and our estimates for these annual incentives required greater accruals in the second quarter and first 26 weeks of fiscal 2012 as compared to the comparable prior year period. Fuel costs were $5.5 million and $14.4 million higher in the second quarter and in the first 26 weeks of fiscal 2012 than the comparable prior year periods. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2012, fuel costs for fiscal 2012 not including any amounts recovered through fuel surcharges, are expected to increase by approximately $20 million to $30 million as compared to fiscal 2011. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2012 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management. Based on our current projections, we anticipate that the increase in fuel surcharges will offset the majority of our projected fuel cost increase in fiscal 2012 as compared to fiscal 2011.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 6.9% greater in the second quarter and 5.9% greater in the first 26 weeks of fiscal 2012 than the comparable prior year period. The increase in sales was primarily due to product cost inflation and the resulting increase in selling prices.

Operating Income

Operating income decreased by 7.4% in the second quarter and 1.2% in the first 26 weeks of fiscal 2012 over the comparable prior year periods primarily due to rising operating expenses. Gross profit increased in the second quarter and the first 26 weeks of fiscal 2012 due to an increase of approximately $2.6 million and $5.7 million in the fuel surcharges charged to customers in the second quarter and in the first 26 weeks of fiscal 2012 from the comparable prior year period due to higher fuel prices in fiscal 2012. Gross profits also increased from greater sales. Operating expenses increased in the second quarter and the first 26 weeks of fiscal 2012 largely due to increased fuel costs. Fuel costs in the second quarter and in the first 26 weeks of fiscal 2012 were $3.6 million and $8.0 million greater than the comparable prior year periods, respectively. Increased warehouse costs and delivery personnel costs also contributed to the increase.

Other Segment

“Other” financial information is attributable to our other operating segments, including our specialty produce and lodging industry products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.

Operating income increased 1.6% for the second quarter and 9.3% for the first 26 weeks of fiscal 2012 over the comparable prior year periods. The increase in operating income was caused primarily by increased sales and favorable expense management in the lodging industry products segment.

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

Our liquidity and capital resources can be influenced by economic trends and conditions primarily due to their impact on our cash flows from operations. Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income can lower our sales growth and potentially our cash flows from operations. While these factors were present in fiscal 2012 to date and fiscal 2011, they had only a modest impact on our cash flows from operations in these periods due in large part to our working capital management. We do not believe current economic conditions will significantly impact our cash flows from operations in fiscal 2012, as we can respond to reduced consumer demand, if it were to occur, by lowering our working capital requirements. Additionally, approximately one-third of our customers are not impacted by general economic conditions to the same extent as restaurants and other food retailers. These customers include hospitals, nursing homes, schools and colleges. Product cost inflation can potentially lower our gross profit and cash flow from operations if we are unable to pass through all of the increased product costs with the same gross margin to our customers. This occurred in fiscal 2012 to date and fiscal 2011, as we were unable to fully pass through high levels of product cost inflation with the same gross margin without negatively impacting our customers’ business and therefore our business. We believe our mechanisms to manage product cost inflation, some of which are contractual, are sufficient to limit the impact on our cash flows from operations.

We believe the following sources will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond, while maintaining sufficient liquidity for normal operating purposes:

•	our cash flows from operations;

•	the availability of additional capital under our existing commercial paper programs and bank lines of credit, including our revolving credit facility; and

•

our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission (SEC).

We believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.

Operating Activities

We generated $538.5 million in cash flow from operations in the first 26 weeks of fiscal 2012, as compared to $282.6 million in the first 26 weeks of fiscal 2011. This increase of $255.9 million was largely attributable to the redemption of some of our COLI policies, improved working capital management primarily within accounts payable and an increase in accrued expenses attributable to the payment of the prior year incentive bonuses, partially offset by accruals for current year incentives.

The increase in accounts receivable balances for the first 26 weeks of fiscal 2012 and the small decrease in accounts receivable balances for the first 26 weeks of fiscal 2011 were primarily due to timing. Both periods were impacted by a seasonal change in volume and customer mix as compared to the end of fiscal 2011 and fiscal 2010, respectively. Due to normal seasonal patterns, sales were slower during the last month of the second quarter as compared to the last month of the fiscal year, and sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first 26 week period as compared to the end of each prior fiscal year. Payment terms for these types of customers are traditionally longer than average. In addition, the second quarters of fiscal 2012 and fiscal 2011 ended with two lower volume holiday sales weeks, which impacted the level of accounts receivable at the respective period end due to the timing of customer payments. The first 26 weeks of fiscal 2011 resulted in lower than normal accounts receivable outstanding as of quarter-end as receivables from higher volume sales weeks had already been collected before the fiscal quarter ended.

The increases in inventory balances for the first 26 weeks of fiscal 2012 and fiscal 2011 were primarily due to higher inventory levels typically experienced at the end of the second quarter as well as product cost inflation. Historically, we have experienced elevated inventory levels during the holiday period that occurs at the end of the second quarter. Sales in the last weeks of the quarter are at lower volumes due to the holiday period, causing an increase in inventory levels. In addition, purchasing levels are typically increased at the end of the quarter in anticipation of increased sales volumes from the re-opening of schools after the holiday period.

The decreases in accounts payable balances for the first 26 weeks of fiscal 2012 and fiscal 2011 was primarily due to timing of payments for the seasonal increase in inventory described above. Due to the quarters containing two lower volume holiday sales weeks, the payments for these inventory purchases were made in advance of quarter-end, resulting in a large decrease in accounts payable balances as compared to the end of each prior fiscal year. However, due to improved working capital management in the first 26 weeks of fiscal 2012, the impact of the timing of these payments was less in the first 26 weeks of fiscal 2012 than in the first 26 weeks of fiscal 2011. In addition, accounts payable balances are impacted by many factors, including changes in product mix, cash discount terms and changes in payment terms with vendors.

Cash flow from operations for the first 26 weeks of fiscal 2012 was positively impacted by a decrease in other assets of $72.3 million. This decrease was primarily due to the redemption during the period of approximately $75 million of our investments in COLI policies that we maintained to meet a portion of our obligations under the Supplemental Executive Retirement Plan. Thoese redeemed COLI policies were replaced by less volatile corporate-owned real estate assets as part of our plan to reduce the market-driven COLI impact on our earnings. Cash flow from operations for the first 26 weeks of fiscal 2011 was negatively impacted by an increase in other assets of $19.6 million. There were no individually significant items driving the increase in this period.

Cash flow from operations was negatively impacted by decreases in accrued expenses of $1.3 million for the first 26 weeks of fiscal 2012 and $125.8 million for the first 26 weeks of fiscal 2011. The small decrease in the first 26 weeks of fiscal 2012 was due to offsetting changes in multiple accruals. The most significant decrease was due to the payment of the prior year incentive bonuses, partially offset by accruals for current year incentives. The most significant increase was related to current multi-employer withdrawal liability, reclassified from other long-term liabilities due to the estimated timing of payment in fiscal 2012. The remaining offsetting changes of multiple accruals in the first 26 weeks fiscal 2012 were not individually significant. The decrease in the first 26 weeks of fiscal 2011 was primarily due to the payment of the prior year annual incentive bonuses, partially offset by accruals for current year compensation incentives. The remainder of the decrease for the first 26 weeks of fiscal 2011 was due to offsetting changes in multiple accruals, of which no item was individually significant.

Cash flow from operations for the first 26 weeks of fiscal 2012 was negatively impacted by changes in deferred tax assets and liabilities of $295.8 million, partially offset by an increase in accrued income taxes of $180.4 million. Cash flow from operations for the first 26 weeks of fiscal 2011 was negatively impacted by changes in deferred tax assets and liabilities of $181.3 million, partially offset by an increase in accrued income taxes of $50.1 million. There were $106.0 million of payments related to the Internal Revenue Service (IRS) settlement in both the first 26 weeks of fiscal 2012 and fiscal 2011. The changes in both periods were impacted by the current tax provision and current year estimated tax payments. Total cash taxes paid were $443.0 million and $467.8 million in the first 26 weeks of fiscal 2012 and 2011, respectively.

Other long-term liabilities increased $42.3 million during the first 26 weeks of fiscal 2012 primarily as a result of net company sponsored pension costs exceeding contributions to our company-sponsored pension plans during the period. Partially offsetting this increase was a reduction in long-term multiemployer withdrawal liability, reclassified to accrued expenses due to the estimated timing of payment in fiscal 2012. Other long-term liabilities increased $82.4 million during the first 26 weeks of fiscal 2011 primarily as a result of net company sponsored pension costs exceeding contributions to our company-sponsored pension plans during the period.

We recorded net company-sponsored pension costs of $79.6 million and $93.2 million in the first 26 weeks of fiscal 2012 and fiscal 2011, respectively. Our contributions to our company-sponsored defined benefit plans were $11.1 million and $9.7 million in the first 26 weeks of fiscal 2012 and fiscal 2011, respectively. In the fourth quarter of fiscal 2011, we made a $140.0 million contribution to our Retirement Plan that would normally have been made in fiscal 2012. Additional contributions to our Retirement Plan are not currently anticipated in fiscal 2012; however, we will evaluate our funding position at the end of fiscal 2012 and select the timing for a contribution at that time.

Investing Activities

Capital expenditures in the first 26 weeks of fiscal 2012 primarily included facility replacements and expansions, fleet replacements and investments in technology including $78.6 million for our Business Transformation Project. Capital expenditures in the first 26 weeks of fiscal 2011 primarily included facility replacements and expansions, investments in technology including $103.9 million for our Business Transformation Project, and fleet replacements.

We expect total capital expenditures in fiscal 2012 to be in the range of $700 million to $750 million, of which $433.9 million was spent during the first 26 weeks of the fiscal year. Fiscal 2012 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology including our Business Transformation Project. Our estimate has been reduced from the estimates provided in our Fiscal 2011 Annual Report on Form 10-K due to a change in the timing of the construction of our third regional distribution center. Given current macroeconomic conditions, we continue to evaluate the appropriate time at which to begin construction.

During the first 26 weeks of fiscal 2012, we paid cash of $36.8 million for operations acquired during fiscal 2012.

Financing Activities

Shares repurchased during the first 26 weeks of fiscal 2012 were 10,000,000 shares at a cost of $272.3 million, as compared to 9,790,000 shares at a cost of $285.4 million in the first 26 weeks of fiscal 2011. On November 16, 2011, the Board of Directors approved a new share repurchase program covering an additional 20,000,000 shares. No additional shares were repurchased through January 28, 2012, resulting in a remaining authorization by our Board of Directors to repurchase up to 23,386,600 shares, based on the trades made through that date. We anticipate our share repurchase activity in the last 26 weeks of fiscal 2012 will be substantially less than the level of activity experienced in the first 26 weeks of fiscal 2012.

Dividends paid in the first 26 weeks of fiscal 2012 were $307.1 million, or $0.52 per share, as compared to $294.1 million, or $0.50 per share, in the first 26 weeks of fiscal 2011. In November 2011, we declared our regular quarterly dividend for the third quarter of fiscal 2012 of $0.27 per share, which was paid in January 2012.

We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which $2.5 million was outstanding as of December 31, 2011. There were $2.5 million of borrowings outstanding as of January 28, 2012.

On June 30, 2011, a Canadian subsidiary of Sysco entered into a short-term demand loan facility for the purpose of facilitating a distribution from the Canadian subsidiary to Sysco, and Sysco concurrently entered into an agreement with the bank to guarantee the loan. The amount borrowed was $182.0 million and was repaid in full on July 4, 2011.

In December 2011, we terminated our previously existing revolving credit facility that supported the company’s U.S. and Canadian commercial paper programs. At the same time, Sysco and one of its subsidiaries, Sysco International, ULC, entered into a new $1.0 billion credit facility supporting the company’s U.S. and Canadian commercial paper programs. This facility provides for borrowings in both U.S. and Canadian dollars. Borrowings by Sysco International, ULC under the credit agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by all wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures. The facility expires on December 29, 2016, but is subject to extension.

There were $375.0 million of commercial paper issuances outstanding as of December 31, 2011. As of January 28, 2012, there were $275.0 million of commercial paper issuances outstanding. During the 26-week period ended December 31, 2011, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $481.4 million. During the first 26 weeks of fiscal 2012 and 2011, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.25% and 0.24%, respectively.

Included in current maturities of long-term debt as December 31, 2011 are the 6.10% senior notes totaling $200.0 million, which mature in June 2012. These notes were issued by Sysco International, Co., a wholly-owned subsidiary of Sysco now known as Sysco International, ULC. It is our intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

Other Considerations

Multiemployer Pension Plans

As discussed in Note 11, “Commitments and Contingencies,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under current law regarding multiemployer defined benefit plans, a plan’s termination, our voluntary withdrawal or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which we participate. Based on the information available from plan administrators, which has valuation dates ranging from June 30, 2009 to December 31, 2010, we estimate our share of withdrawal liability on most of the multiemployer plans in which we participate could have been as much as $220.0 million as of December 31, 2011 based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans we participate in have a valuation date of calendar year-end. As such, the majority of our estimated withdrawal liability results from plans for which the valuation date was December 31, 2010; therefore, our estimated liability reflects condition of the financial markets as of that date. Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a non-deductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans. As of December 31, 2011, we had approximately $46.9 million in liabilities recorded related to certain multiemployer defined benefit plans for which our voluntary withdrawal had already occurred. Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are adjusted up to the period of payment to reflect any changes to these estimates. If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, we could have additional liability. We do not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which we have voluntarily withdrawn.

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

In the first 26 weeks of fiscal 2012, $106.0 million of payments were made related to the settlement. As noted in the table above, payments related to the settlement were $212.0 million in fiscal 2011, of which $106.0 million was paid in the first 26 weeks of fiscal 2011. Remaining amounts to be paid in fiscal 2012 will occur in connection with Sysco’s quarterly tax payments in the third quarter and the fourth quarter. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make the remaining payments.

Contractual Obligations

Our Current Report on Form 8-K filed on November 8, 2011, which recasts the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011, contains a table that summarizes our obligations and commitments to make contractual future cash payments as of July 2, 2011. Since July 2, 2011, there have been no material changes to our contractual obligations.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Sysco’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our Current Report on Form 8-K filed on November 8, 2011, which recasts the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business;

•	sales and expense trends including expectations regarding pay-related expenses and pension costs;

•	fuel costs and expectations regarding the use of fuel surcharges, including the degree to which fuel surcharges will offset projected increases in fuel costs;

•	expectations regarding the impact of adjustments to the carrying value of our COLI policies;

•	expectations regarding operating income and sales for our business segments;

•	anticipated multiemployer pension-related liabilities and contributions to various multiemployer pension plans, and the source of funds for any such contributions;

•	expected implementation, costs and benefits of the ERP system within our Business Transformation Project;

•	estimated expenses and capital expenditures related to our Business Transformation Project in fiscal 2012;

•	our ability to respond to reduced consumer demand, if it were to occur, by lowering our working capital requirements;

•	the sufficiency of our mechanisms for managing product cost inflation;

•	expectations regarding capital expenditures in fiscal 2012;

•	expectation regarding the levels of share repurchase activity;

•	source and adequacy of funds for required payments under the IRS settlement;

•	anticipated company-sponsored pension plan contributions;

•	our intentions regarding the funding of the repayment of notes at maturity;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the impact of ongoing legal proceedings; and

•	our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value through adjacent and international businesses.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part due to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011:

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

Interest Rate Risk

At December 31, 2011, we had $375.0 million of commercial paper issuances outstanding. Total debt as of December 31, 2011 was $2.9 billion, of which approximately 70% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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

As of December 31, 2011, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $3.9 million. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of December 31, 2011, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $6.8 million. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. During both the first 26 weeks of fiscal 2012 and fiscal 2011, fuel costs related to outbound deliveries represented approximately 0.6% of sales.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of December 31, 2011, we had forward diesel fuel commitments totaling approximately $96 million through December 2012. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices near the current market price for diesel for the remainder of the fiscal year.

Item 4.	Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended July 2, 2011, which could materially impact our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the second quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 October 2 – October 29	2,007,576	$26.24	2,000,000	6,466,600
Month #2 October 30 – November 26	1,637,163	27.59	1,630,000	24,836,600
Month #3 November 27 – December 31	1,450,000	28.60	1,450,000	23,386,600
Total	5,094,739	$27.35	5,080,000	23,386,600

(1)

The total number of shares purchased includes 7,576, 7,163 and zero shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. All other shares were purchased pursuant to the publicly announced program described below.

On August 27, 2010, the Board of Directors approved the repurchase of 20,000,000 shares. On November 16, 2011, the Board approved the repurchase of an additional 20,000,000 shares. Pursuant to the repurchase programs, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.

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

Date: February 7, 2012

By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and Chief Financial Officer

Date: February 7, 2012

By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

Date: February 7, 2012

EXHIBIT INDEX

Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5#	—	Amended and Restated Bylaws of Sysco Corporation dated November 16, 2011.

10.1#	—	Credit Agreement dated December 29, 2011 between Sysco Corporation, Sysco International, ULC, JP Morgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, and certain Lenders and Guarantors party thereto.

10.2#	—	Form of Performance Unit Grant Agreement issued to executive officers effective November 15, 2011, under the 2008 Cash Performance Unit Plan, as amended and restated.

15.1#	—	Report from Ernst & Young LLP dated February 7, 2012, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed with the SEC on February 7, 2011, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2011, July 2, 2011 and January 1, 2011, (ii) Consolidated Results of Operations for the thirteen and twenty-six week periods ended December 31, 2011 and January 1, 2011, (iii) Consolidated Statements of Comprehensive Income for the thirteen and twenty-six week periods ended December 31, 2011 and January 1, 2011, (iv) Consolidated Cash Flows for the twenty-six week periods ended December 31, 2011 and January 1, 2011, and (v) the Notes to Consolidated Financial Statements.

#	Filed herewith