Form 10-Q
period 2012-03-31
SYSCO CORP
filed 2012-05-08
CIK 96021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6544

Sysco Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-1648137
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

1390 Enclave Parkway Houston, Texas	77077-2099
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:

(281) 584-1390

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

585,764,508 shares of common stock were outstanding as of April 28, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Mar. 31, 2012	Jul. 2, 2011	Apr. 2, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$350,464	$639,765	$385,668
Accounts and notes receivable, less allowances of $82,762, $42,436, and $86,668	3,094,175	2,898,283	2,926,033
Inventories	2,250,460	2,073,766	2,047,371
Deferred income taxes	144,131	—	—
Prepaid expenses and other current assets	85,712	72,496	79,485
Prepaid income taxes	—	48,572	—

Total current assets	5,924,942	5,732,882	5,438,557
Plant and equipment at cost, less depreciation	3,846,870	3,512,389	3,419,862
Other assets
Goodwill	1,659,818	1,633,289	1,596,727
Intangibles, less amortization	116,011	109,938	101,518
Restricted cash	140,287	110,516	110,488
Other assets	204,185	286,541	282,782

Total other assets	2,120,301	2,140,284	2,091,515

Total assets	$11,892,113	$11,385,555	$10,949,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$3,250	$181,975	$2,250
Accounts payable	2,285,744	2,183,417	2,143,219
Accrued expenses	870,674	856,569	800,155
Accrued income taxes	88,112	—	84,838
Deferred income taxes	—	146,083	98,946
Current maturities of long-term debt	455,972	207,031	7,042

Total current liabilities	3,703,752	3,575,075	3,136,450
Other liabilities
Long-term debt	2,412,477	2,279,517	2,663,470
Deferred income taxes	245,496	204,223	130,453
Other long-term liabilities	652,373	621,498	812,356

Total other liabilities	3,310,346	3,105,238	3,606,279
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	923,189	887,754	861,835
Retained earnings	8,024,536	7,681,669	7,499,532
Accumulated other comprehensive loss	(286,623)	(259,958)	(330,060)
Treasury stock at cost, 179,884,245, 173,597,346 and 182,347,524 shares	(4,548,262)	(4,369,398)	(4,589,277)

Total shareholders’ equity	4,878,015	4,705,242	4,207,205

Total liabilities and shareholders’ equity	$11,892,113	$11,385,555	$10,949,934

Note:         The July 2, 2011 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Sales	$10,504,746	$9,761,660	$31,335,557	$28,897,786
Cost of sales	8,633,130	7,929,111	25,670,691	23,457,466

Gross profit	1,871,616	1,832,549	5,664,866	5,440,320
Operating expenses	1,432,786	1,405,062	4,289,698	4,069,568

Operating income	438,830	427,487	1,375,168	1,370,752
Interest expense	28,290	28,972	86,088	88,133
Other expense (income), net	(2,248)	(6,957)	(5,470)	(9,941)

Earnings before income taxes	412,788	405,472	1,294,550	1,292,560
Income taxes	153,238	146,994	482,234	476,840

Net earnings	$259,550	$258,478	$812,316	$815,720

Net earnings:
Basic earnings per share	$0.44	$0.44	$1.38	$1.39
Diluted earnings per share	0.44	0.44	1.38	1.39

Average shares outstanding	585,823,393	583,722,009	588,004,593	585,792,383
Diluted shares outstanding	587,214,691	585,421,864	589,232,150	587,878,509

Dividends declared per common share	$0.27	$0.26	$0.80	$0.77

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Net earnings	$259,550	$258,478	$812,316	$815,720

Other comprehensive income (loss):
Foreign currency translation adjustment	26,823	44,339	(57,021)	111,126
Items presented net of tax:
Amortization of cash flow hedge	107	107	321	321
Amortization of unrecognized prior service cost	773	638	2,319	1,914
Amortization of unrecognized actuarial loss, net	9,215	12,253	27,646	36,760
Amortization of unrecognized transition obligation	24	24	70	70

Total other comprehensive income (loss)	36,942	57,361	(26,665)	150,191

Comprehensive income	$296,492	$315,839	$785,651	$965,911

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	39-Week Period Ended
	Mar. 31, 2012	Apr. 2, 2011
Cash flows from operating activities:
Net earnings	$812,316	$815,720
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	54,328	48,518
Depreciation and amortization	304,966	298,307
Deferred income taxes	(276,947)	(244,658)
Provision for losses on receivables	29,663	35,624
Other non-cash items	(1,267)	(7,286)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(225,668)	(301,932)
(Increase) in inventories	(167,964)	(244,636)
(Increase) in prepaid expenses and other current assets	(10,380)	(7,486)
Increase in accounts payable	104,239	158,488
Increase (decrease) in accrued expenses	4,117	(83,826)
Increase in accrued income taxes	141,784	83,580
Decrease (increase) in other assets	67,443	(26,622)
Increase in other long-term liabilities	71,674	142,253
Excess tax benefits from share-based compensation arrangements	(15)	(285)

Net cash provided by operating activities	908,289	665,759

Cash flows from investing activities:
Additions to plant and equipment	(633,196)	(454,054)
Proceeds from sales of plant and equipment	5,852	15,286
Acquisition of businesses, net of cash acquired	(83,354)	(35,486)
Maturities of short-term investments	—	24,713
(Increase) decrease in restricted cash	(29,771)	14,000

Net cash used for investing activities	(740,469)	(435,541)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	211,267	188,249
Other debt borrowings	3,090	2,592
Other debt repayments	(6,424)	(6,516)
Debt issuance costs	(977)	(7)
Proceeds from common stock reissued from treasury for share-based compensation awards	82,545	103,328
Treasury stock purchases	(272,299)	(291,600)
Dividends paid	(464,809)	(445,406)
Excess tax benefits from share-based compensation arrangements	15	285

Net cash used for financing activities	(447,592)	(449,075)

Effect of exchange rates on cash	(9,529)	19,082

Net (decrease) in cash and cash equivalents	(289,301)	(199,775)
Cash and cash equivalents at beginning of period	639,765	585,443

Cash and cash equivalents at end of period	$350,464	$385,668

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$109,618	$111,924
Income taxes	617,640	657,961

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s Current Report on Form 8-K filed November 8, 2011. As discussed in footnote 13, Sysco’s management changed the way it evaluates the performance of its operating segment results beginning in fiscal 2012. As a result, fiscal 2011 information within Note 13, Note 14 and Note 15 has been revised to show the new basis of operating segment results.

A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review. A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1 to this Form 10-Q.

2. ACCOUNTING CHANGES

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued Accounting Standard Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amends ASC 820, “Fair Value Measurement” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. In addition, the update explains how to measure fair value, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update is effective for interim reporting periods ending after December 15, 2011, which is the third quarter of fiscal 2012 for Sysco. The amendments in this update are to be applied prospectively and early application of this standard was not permitted. The adoption of this standard did not have a material impact on the company’s consolidated financial statements. The required additional disclosures are included in Note 4, “Fair Value Measurements.”

3. NEW ACCOUNTING STANDARDS

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

•

The interest rate swap agreements, discussed further in Note 5, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. These are included as a Level 2 measurement in the tables below.

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, July 2, 2011 and April 2, 2011:

	Assets Measured at Fair Value as of Mar. 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$—	$140,283	$—	$140,283
Prepaid expenses and other current assets
Interest rate swap agreement	—	3,440	—	3,440
Restricted cash	140,287	—	—	140,287
Other assets
Interest rate swap agreement	—	7,005	—	7,005

Total assets at fair value	$140,287	$150,728	$—	$291,015

	Assets Measured at Fair Value as of Jul. 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$141,350	$163,465	$—	$304,815
Restricted cash	110,516	—	—	110,516
Other assets
Interest rate swap agreements	—	13,482	—	13,482

Total assets at fair value	$251,866	$176,947	$—	$428,813

	Assets Measured at Fair Value as of Apr. 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$—	$214,562	$—	$214,562
Restricted cash	110,488	—	—	110,488
Other assets
Interest rate swap agreements	—	10,871	—	10,871

Total assets at fair value	$110,488	$225,433	$—	$335,921

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement. The fair value of total debt approximated $3,264.0 million, $2,919.4 million and $2,874.0 million as of March 31, 2012, July 2, 2011 and April 2, 2011, respectively. The carrying value of total debt was $2,871.7 million, $2,668.5 million and $2,672.8 million as of March 31, 2012, July 2, 2011 and April 2, 2011, respectively.

5. DERIVATIVE FINANCIAL INSTRUMENTS

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

The location and the fair value of derivative instruments in the consolidated balance sheet as of March 31, 2012, July 2, 2011 and April 2, 2011 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Fair value hedge relationships:
Interest rate swap agreements
Mar. 31, 2012	Prepaid expenses and other current assets	$3,440	N/A	N/A
Mar. 31, 2012	Other assets	7,005	N/A	N/A
Jul. 2, 2011	Other assets	13,482	N/A	N/A
Apr. 2, 2011	Other assets	10,871	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended March 31, 2012 and April 2, 2011 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		13-Week Period Ended
		Mar. 31, 2012	Apr. 2, 2011
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(2,163)	$(2,261)

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 39-week periods ended March 31, 2012 and April 2, 2011 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		39-Week Period Ended
		Mar. 31, 2012	Apr. 2, 2011
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(5,993)	$(6,746)

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 13-week periods and 39-week periods ended March 31, 2012 and April 2, 2011. The interest rate swaps do not contain credit-risk-related contingent features.

6. DEBT

As of March 31, 2012, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95.0 million, of which $3.3 million was outstanding.

As of March 31, 2012, commercial paper issuances outstanding were $390.0 million and were classified as long-term debt since the company’s commercial paper programs are supported by the long-term revolving credit facility described above. During the 39-week period ended March 31, 2012, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $481.4 million.

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

In February 2012, Sysco filed with the Securities and Exchange Commission an automatically effective well-known seasoned issuer shelf registration statement for the issuance of an indeterminate amount of common stock, preferred stock, debt securities and guarantees of debt securities that may be issued from time to time.

7. EMPLOYEE BENEFIT PLANS

The components of net company-sponsored benefit cost for the 13-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
	(In thousands)
Service cost	$27,055	$24,861	$114	$99
Interest cost	36,878	33,743	158	131
Expected return on plan assets	(40,401)	(32,980)	—	—
Amortization of prior service cost	1,202	990	53	46
Recognized net actuarial loss (gain)	15,042	19,988	(82)	(97)
Amortization of transition obligation	—	—	39	39

Net periodic benefit cost	$39,776	$46,602	$282	$218

The components of net company-sponsored benefit cost for the 39-week periods presented are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
	(In thousands)
Service cost	$81,166	$74,582	$342	$297
Interest cost	110,635	101,230	474	393
Expected return on plan assets	(121,204)	(98,940)	—	—
Amortization of prior service cost	3,604	2,969	161	139
Recognized net actuarial loss (gain)	45,125	59,964	(248)	(291)
Amortization of transition obligation	—	—	115	115

Net periodic benefit cost	$119,326	$139,805	$844	$653

Sysco’s contributions to its company-sponsored defined benefit plans were $16.7 million and $16.0 million during the 39-week periods ended March 31, 2012 and April 2, 2011, respectively.

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

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$259,550	$258,478	$812,316	$815,720

Denominator:
Weighted-average basic shares outstanding	585,823,393	583,722,009	588,004,593	585,792,383
Dilutive effect of share-based awards	1,391,298	1,699,855	1,227,557	2,086,126

Weighted-average diluted shares outstanding	587,214,691	585,421,864	589,232,150	587,878,509

Basic earnings per share:	$0.44	$0.44	$1.38	$1.39

Diluted earnings per share:	$0.44	$0.44	$1.38	$1.39

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 50,000,000 and 54,400,000 for the third quarter of fiscal 2012 and 2011, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 49,700,000 and 51,300,000 for the first 39 weeks of fiscal 2012 and 2011, respectively.

9. SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non-employee director plans.

Stock Incentive Plans

In the first 39 weeks of fiscal 2012, options to purchase 6,390,952 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 39 weeks of fiscal 2012 was $3.64.

In the first 39 weeks of fiscal 2012, 1,443,356 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 39 weeks of fiscal 2012 was $27.23.

In the first 39 weeks of fiscal 2012, restricted awards in the amount of 63,657 shares were granted to non-employee directors from the 2009 Non-Employee Directors Stock Plan. The non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value per share of restricted awards granted during the first 39 weeks of fiscal 2012 was $27.65.

Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis. Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations. In the first 39 weeks of fiscal 2012, 31,397 shares with a weighted average grant date fair value of $28.46 were issued for these elections in the form of fully vested common stock or deferred units.

Employees’ Stock Purchase Plan

Plan participants purchased 1,266,699 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 39 weeks of fiscal 2012.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.28 during the first 39 weeks of fiscal 2012. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $54.3 million and $48.5 million for the first 39 weeks of fiscal 2012 and fiscal 2011, respectively.

As of March 31, 2012, there was $75.7 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.50 years.

10. INCOME TAXES

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

In the first 39 weeks of fiscal 2012, $159.0 million of payments were made related to the settlement. As noted in the table above, $212.0 million was paid related to the settlement in fiscal 2011, of which $159.0 million was paid in the first 39 weeks of fiscal 2011. Remaining amounts to be paid in fiscal 2012 will occur in connection with Sysco’s quarterly tax payment in the fourth quarter.

Sysco’s deferred taxes were impacted by the timing of these installment payments. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of each year in which settlement payments were to be made.

Uncertain Tax Positions

As of March 31, 2012, the gross amount of unrecognized tax benefits was $69.4 million and the gross amount of accrued interest liabilities was $36.1 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rates

The effective tax rate for the third quarter of fiscal 2012 was 37.12%. Indefinitely reinvested earnings taxed at foreign statutory tax rates less than our domestic tax rate had the impact of reducing the effective tax rate.

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

The effective tax rate for the first 39 weeks of fiscal 2012 was 37.25%. Indefinitely reinvested earnings taxed at foreign statutory tax rates less than our domestic tax rate had the impact of reducing the effective tax rate.

The effective tax rate of 36.89% for the first 39 weeks of fiscal 2011 was favorably impacted by two items. First, the company recorded a tax benefit of approximately $11.6 million for the reversal of valuation allowances previously recorded on state net operating loss carryforwards. Second, the company adjusted the carrying values of the company’s COLI policies to their cash surrender values. The gain of $29.5 million recorded in the first 39 weeks of fiscal 2011 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $11.3 million. Partially offsetting these favorable impacts was the recording of $7.7 million in tax and interest related to various federal and state uncertain tax positions.

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

11. ACQUISITIONS

During the first 39 weeks of fiscal 2012, in the aggregate, the company paid cash of $83.4 million for acquisitions made during fiscal 2012 and for contingent consideration related to operations acquired in previous fiscal years. Acquisitions in the first 39 weeks of fiscal 2012 were immaterial to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained or certain outstanding contingencies are resolved. As of March 31, 2012, aggregate contingent consideration amounts outstanding relating to acquisitions was $72.4 million, of which $45.7 million could result in the recording of additional goodwill.

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

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities. Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates. Based on the information available from plan administrators, which has valuation dates ranging from June 30, 2009 to December 31, 2010, Sysco estimates its share of withdrawal liability on most of the multiemployer plans in which it participates could have been as much as $220.0 million as of March 31, 2012, based on a voluntary withdrawal. This estimate excludes plans for which Sysco has recorded withdrawal liabilities. The majority of the plans Sysco participates in have a valuation date of calendar year-end. As such, the majority of the estimated withdrawal liability results from plans for which the valuation date was December 31, 2010; therefore, the company’s estimated liability reflects the condition of the financial markets as of that date. Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

As of March 31, 2012, Sysco had approximately $47.7 million in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred. Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are adjusted in the period of payment to reflect any changes to these estimates. If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, Sysco could have additional liability. The company does not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements. As of March 31, 2012, outstanding forward diesel fuel purchase commitments totaled approximately $83.4 million at a fixed price through February 2013.

13. BUSINESS SEGMENT INFORMATION

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise. The Broadline reportable segment is an aggregation of the company’s United States, Canadian and European Broadline segments. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers and also provide custom-cut meat operations. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. “Other” financial information is attributable to the company’s other operating segments, including the company’s specialty produce and lodging industry segments, a company that distributes specialty imported products and a company that distributes to international customers. The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Intersegment sales represent specialty produce and imported specialty products distributed by the Broadline and SYGMA operating companies.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
	(In thousands)
Sales:
Broadline	$8,513,483	$7,910,994	$25,493,000	$23,453,164
SYGMA	1,445,214	1,315,439	4,233,238	3,947,705
Other	586,440	586,050	1,734,123	1,627,588
Intersegment sales	(40,391)	(50,823)	(124,804)	(130,671)

Total	$10,504,746	$9,761,660	$31,335,557	$28,897,786

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
	(In thousands)
Operating income:
Broadline	$564,603	$533,273	$1,753,599	$1,666,214
SYGMA	17,063	17,382	46,050	46,725
Other	19,999	29,622	64,737	70,545

Total segments	601,665	580,277	1,864,386	1,783,484
Corporate expenses	(162,835)	(152,790)	(489,218)	(412,732)

Total operating income	438,830	427,487	1,375,168	1,370,752

Interest expense	28,290	28,972	86,088	88,133
Other expense (income), net	(2,248)	(6,957)	(5,470)	(9,941)

Earnings before income taxes	$412,788	$405,472	$1,294,550	$1,292,560

	Mar. 31, 2012	Jul. 2, 2011	Apr. 2, 2011
	(In thousands)
Assets:
Broadline	$8,119,798	$7,220,046	$7,134,189
SYGMA	483,348	456,204	424,087
Other	871,122	814,174	831,368

Total segments	9,474,268	8,490,424	8,389,644
Corporate	2,417,845	2,895,131	2,560,290

Total	$11,892,113	$11,385,555	$10,949,934

14. SUPPLEMENTAL GUARANTOR INFORMATION – PARENT GUARANTEE

Sysco International, ULC is an unlimited liability company organized under the laws of the Province of British Columbia, Canada and is a wholly-owned subsidiary of Sysco. In May 2002, Sysco International, Co. issued, in a private offering, $200.0 million of 6.10% notes due in 2012. These notes are fully and unconditionally guaranteed by Sysco.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent guarantor (Sysco), the subsidiary issuer (Sysco International) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet Mar. 31, 2012
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$214,681	$—	$5,710,261	$—	$5,924,942
Investment in subsidiaries	15,282,816	412,753	53,867	(15,749,436)	—
Plant and equipment, net	701,743	—	3,145,127	—	3,846,870
Other assets	326,707	78	1,793,516	—	2,120,301

Total assets	$16,525,947	$412,831	$10,702,771	$(15,749,436)	$11,892,113

Current liabilities	$651,346	$204,099	$2,848,307	$—	$3,703,752
Intercompany payables (receivables)	8,327,458	(1,033)	(8,326,425)	—	—
Long-term debt	2,362,970	—	49,507	—	2,412,477
Other liabilities	500,889	—	396,980	—	897,869
Shareholders’ equity	4,683,284	209,765	15,734,402	(15,749,436)	4,878,015

Total liabilities and shareholders’ equity	$16,525,947	$412,831	$10,702,771	$(15,749,436)	$11,892,113

	Condensed Consolidating Balance Sheet Jul. 2, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$354,450	$34	$5,378,398	$—	$5,732,882
Investment in subsidiaries	14,014,569	371,866	128,461	(14,514,896)	—
Plant and equipment, net	569,567	—	2,942,822	—	3,512,389
Other assets	378,317	329	1,761,638	—	2,140,284

Total assets	$15,316,903	$372,229	$10,211,319	$(14,514,896)	$11,385,555

Current liabilities	$430,300	$201,016	$2,943,759	$—	$3,575,075
Intercompany payables (receivables)	7,800,254	9,301	(7,809,555)	—	—
Long-term debt	2,227,483	—	52,034	—	2,279,517
Other liabilities	405,376	—	420,345	—	825,721
Shareholders’ equity	4,453,490	161,912	14,604,736	(14,514,896)	4,705,242

Total liabilities and shareholders’ equity	$15,316,903	$372,229	$10,211,319	$(14,514,896)	$11,385,555

	Condensed Consolidating Balance Sheet Apr. 2, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$178,969	$—	$5,259,588	$—	$5,438,557
Investment in subsidiaries	13,888,258	537,424	114,035	(14,539,717)	—
Plant and equipment, net	583,676	—	2,836,186	—	3,419,862
Other assets	378,046	410	1,713,059	—	2,091,515

Total assets	$15,028,949	$537,834	$9,922,868	$(14,539,717)	$10,949,934

Current liabilities	$385,558	$4,137	$2,746,755	$—	$3,136,450
Intercompany payables (receivables)	7,736,759	99,435	(7,836,194)	—	—
Long-term debt	2,411,205	199,928	52,337	—	2,663,470
Other liabilities	528,883	—	413,926	—	942,809
Shareholders’ equity	3,966,544	234,334	14,546,044	(14,539,717)	4,207,205

Total liabilities and shareholders’ equity	$15,028,949	$537,834	$9,922,868	$(14,539,717)	$10,949,934

	Condensed Consolidating Statement of Comprehensive Income For the 13-Week Period Ended Mar. 31, 2012
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$10,504,746	$—	$10,504,746
Cost of sales	—	—	8,633,130	—	8,633,130

Gross profit	—	—	1,871,616	—	1,871,616
Operating expenses	124,546	19	1,308,221	—	1,432,786

Operating income (loss)	(124,546)	(19)	563,395	—	438,830
Interest expense (income)	103,060	2,607	(77,377)	—	28,290
Other expense (income), net	(1,502)	(174)	(572)	—	(2,248)

Earnings (losses) before income taxes	(226,104)	(2,452)	641,344	—	412,788
Income tax (benefit) provision	(83,960)	(911)	238,109	—	153,238
Equity in earnings of subsidiaries	401,694	8,693	—	(410,387)	—

Net earnings	259,550	7,152	403,235	(410,387)	259,550
Other comprehensive income (loss)	10,119	—	26,823	—	36,942

Comprehensive income	$269,669	$7,152	$430,058	$(410,387)	$296,492

	Condensed Consolidating Statement of Comprehensive Income For the 13-Week Period Ended Apr. 2, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$9,761,660	$—	$9,761,660
Cost of sales	—	—	7,929,111	—	7,929,111

Gross profit	—	—	1,832,549	—	1,832,549
Operating expenses	148,165	36	1,256,861	—	1,405,062

Operating income (loss)	(148,165)	(36)	575,688	—	427,487
Interest expense (income)	95,879	2,317	(69,224)	—	28,972
Other expense (income), net	(3,106)	—	(3,851)	—	(6,957)

Earnings (losses) before income taxes	(240,938)	(2,353)	648,763	—	405,472
Income tax (benefit) provision	(87,357)	(851)	235,202	—	146,994
Equity in earnings of subsidiaries	412,059	9,444	—	(421,503)	—

Net earnings	258,478	7,942	413,561	(421,503)	258,478
Other comprehensive income (loss)	13,022	—	44,339	—	57,361

Comprehensive income	$271,500	$7,942	$457,900	$(421,503)	$315,839

	Condensed Consolidating Statement of Comprehensive Income For the 39-Week Period Ended Mar. 31, 2012
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$31,335,557	$—	$31,335,557
Cost of sales	—	—	25,670,691	—	25,670,691

Gross profit	—	—	5,664,866	—	5,664,866
Operating expenses	377,069	85	3,912,544	—	4,289,698

Operating income (loss)	(377,069)	(85)	1,752,322	—	1,375,168
Interest expense (income)	296,323	7,752	(217,987)	—	86,088
Other expense (income), net	(5,014)	(51)	(405)	—	(5,470)

Earnings (losses) before income taxes	(668,378)	(7,786)	1,970,714	—	1,294,550
Income tax (benefit) provision	(248,978)	(2,901)	734,113	—	482,234
Equity in earnings of subsidiaries	1,231,716	46,638	—	(1,278,354)	—

Net earnings	812,316	41,753	1,236,601	(1,278,354)	812,316
Other comprehensive income (loss)	30,356	—	(57,021)	—	(26,665)

Comprehensive income	$842,672	$41,753	$1,179,580	$(1,278,354)	$785,651

	Condensed Consolidating Statement of Comprehensive Income For the 39-Week Period Ended Apr. 2, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$—	$28,897,786	$—	$28,897,786
Cost of sales	—	—	23,457,466	—	23,457,466

Gross profit	—	—	5,440,320	—	5,440,320
Operating expenses	410,290	101	3,659,177	—	4,069,568

Operating income (loss)	(410,290)	(101)	1,781,143	—	1,370,752
Interest expense (income)	357,735	7,994	(277,596)	—	88,133
Other expense (income), net	(3,198)	—	(6,743)	—	(9,941)

Earnings (losses) before income taxes	(764,827)	(8,095)	2,065,482	—	1,292,560
Income tax (benefit) provision	(282,151)	(2,986)	761,977	—	476,840
Equity in earnings of subsidiaries	1,298,396	41,191	—	(1,339,587)	—

Net earnings	815,720	36,082	1,303,505	(1,339,587)	815,720
Other comprehensive income (loss)	39,065	—	111,126	—	150,191

Comprehensive income	$854,785	$36,082	$1,414,631	$(1,339,587)	$965,911

	Condensed Consolidating Cash Flows For the 39-Week Period Ended Mar. 31, 2012
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(209,046)	$45,121	$1,072,214	$908,289
Investing activities	(209,944)	—	(530,525)	(740,469)
Financing activities	(261,622)	—	(185,970)	(447,592)
Effect of exchange rates on cash	—	—	(9,529)	(9,529)
Intercompany activity	521,530	(45,121)	(476,409)	—

Net increase (decrease) in cash and cash equivalents	(159,082)	—	(130,219)	(289,301)
Cash and cash equivalents at the beginning of period	305,513	—	334,252	639,765

Cash and cash equivalents at the end of period	$146,431	$—	$204,033	$350,464

	Condensed Consolidating Cash Flows For the 39-Week Period Ended Apr. 2, 2011
	Sysco	Sysco International	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(351,710)	$39,372	$978,097	$665,759
Investing activities	(170,172)	—	(265,369)	(435,541)
Financing activities	(444,484)	—	(4,591)	(449,075)
Effect of exchange rates on cash	—	—	19,082	19,082
Intercompany activity	725,367	(39,372)	(685,995)	—

Net increase (decrease) in cash and cash equivalents	(240,999)	—	41,224	(199,775)
Cash and cash equivalents at the beginning of period	373,523	—	211,920	585,443

Cash and cash equivalents at the end of period	$132,524	$—	$253,144	$385,668

15. SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. As of March 31, 2012, Sysco had a total of $2,225.0 million in senior notes and debentures outstanding.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of our U.S. Broadline subsidiaries), and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet Mar. 31, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$214,681	$3,844,705	$1,865,556	$—	$5,924,942
Investment in subsidiaries	15,282,816	—	—	(15,282,816)	—
Plant and equipment, net	701,743	1,915,373	1,229,754	—	3,846,870
Other assets	326,707	504,852	1,288,742	—	2,120,301

Total assets	$16,525,947	$6,264,930	$4,384,052	$(15,282,816)	$11,892,113

Current liabilities	$651,346	$962,558	$2,089,848	$—	$3,703,752
Intercompany payables (receivables)	8,327,458	(8,379,218)	51,760	—	—
Long-term debt	2,362,970	24,627	24,880	—	2,412,477
Other liabilities	500,889	307,820	89,160	—	897,869
Shareholders’ equity	4,683,284	13,349,143	2,128,404	(15,282,816)	4,878,015

Total liabilities and shareholders’ equity	$16,525,947	$6,264,930	$4,384,052	$(15,282,816)	$11,892,113

	Condensed Consolidating Balance Sheet Jul. 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$354,450	$3,476,921	$1,901,511	$—	$5,732,882
Investment in subsidiaries	14,014,569	—	—	(14,014,569)	—
Plant and equipment, net	569,567	1,794,473	1,148,349	—	3,512,389
Other assets	378,317	519,664	1,242,303	—	2,140,284

Total assets	$15,316,903	$5,791,058	$4,292,163	$(14,014,569)	$11,385,555

Current liabilities	$430,300	$840,586	$2,304,189	$—	$3,575,075
Intercompany payables (receivables)	7,800,254	(7,701,021)	(99,233)	—	—
Long-term debt	2,227,483	26,542	25,492	—	2,279,517
Other liabilities	405,376	343,427	76,918	—	825,721
Shareholders’ equity	4,453,490	12,281,524	1,984,797	(14,014,569)	4,705,242

Total liabilities and shareholders’ equity	$15,316,903	$5,791,058	$4,292,163	$(14,014,569)	$11,385,555

	Condensed Consolidating Balance Sheet Apr. 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$178,969	$3,570,059	$1,689,529	$—	$5,438,557
Investment in subsidiaries	13,888,258	—	—	(13,888,258)	—
Plant and equipment, net	583,676	1,782,067	1,054,119	—	3,419,862
Other assets	378,046	500,882	1,212,587	—	2,091,515

Total assets	$15,028,949	$5,853,008	$3,956,235	$(13,888,258)	$10,949,934

Current liabilities	$385,558	$988,065	$1,762,827	$—	$3,136,450
Intercompany payables (receivables)	7,736,759	(7,613,836)	(122,923)	—	—
Long-term debt	2,411,205	24,313	227,952	—	2,663,470
Other liabilities	528,883	355,312	58,614	—	942,809
Shareholders’ equity	3,966,544	12,099,154	2,029,765	(13,888,258)	4,207,205

Total liabilities and shareholders’ equity	$15,028,949	$5,853,008	$3,956,235	$(13,888,258)	$10,949,934

	Condensed Consolidating Statement of Comprehensive Income For the 13-Week Period Ended Mar. 31, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$7,161,585	$3,556,677	$(213,516)	$10,504,746
Cost of sales	—	5,771,040	3,053,131	(191,041)	8,633,130

Gross profit	—	1,390,545	503,546	(22,475)	1,871,616
Operating expenses	124,546	866,651	464,064	(22,475)	1,432,786

Operating income (loss)	(124,546)	523,894	39,482	—	438,830
Interest expense (income)	103,060	(73,511)	(1,259)	—	28,290
Other expense (income), net	(1,502)	(162)	(584)	—	(2,248)

Earnings (losses) before income taxes	(226,104)	597,567	41,325	—	412,788
Income tax (benefit) provision	(83,960)	221,879	15,319	—	153,238
Equity in earnings of subsidiaries	401,694	—	—	(401,694)	—

Net earnings	259,550	375,688	26,006	(401,694)	259,550
Other comprehensive income (loss)	10,119	—	26,823	—	36,942

Comprehensive income	$269,669	$375,688	$52,829	$(401,694)	$296,492

	Condensed Consolidating Statement of Comprehensive Income For the 13-Week Period Ended Apr. 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$6,740,097	$3,204,336	$(182,773)	$9,761,660
Cost of sales	—	5,367,078	2,721,761	(159,728)	7,929,111

Gross profit	—	1,373,019	482,575	(23,045)	1,832,549
Operating expenses	148,165	885,536	394,406	(23,045)	1,405,062

Operating income (loss)	(148,165)	487,483	88,169	—	427,487
Interest expense (income)	95,879	(65,674)	(1,233)	—	28,972
Other expense (income), net	(3,106)	(2,191)	(1,660)	—	(6,957)

Earnings (losses) before income taxes	(240,938)	555,348	91,062	—	405,472
Income tax (benefit) provision	(87,357)	201,305	33,046	—	146,994
Equity in earnings of subsidiaries	412,059	—	—	(412,059)	—

Net earnings	258,478	354,043	58,016	(412,059)	258,478
Other comprehensive income (loss)	13,022	—	44,339	—	57,361

Comprehensive income	$271,500	$354,043	$102,355	$(412,059)	$315,839

	Condensed Consolidating Statement of Comprehensive Income For the 39-Week Period Ended Mar. 31, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$21,538,153	$10,407,185	$(609,781)	$31,335,557
Cost of sales	—	17,309,754	8,903,583	(542,646)	25,670,691

Gross profit	—	4,228,399	1,503,602	(67,135)	5,664,866
Operating expenses	377,069	2,637,301	1,342,463	(67,135)	4,289,698

Operating income (loss)	(377,069)	1,591,098	161,139	—	1,375,168
Interest expense (income)	296,323	(204,897)	(5,338)	—	86,088
Other expense (income), net	(5,014)	(1,426)	970	—	(5,470)

Earnings (losses) before income taxes	(668,378)	1,797,421	165,507	—	1,294,550
Income tax (benefit) provision	(248,978)	669,559	61,653	—	482,234
Equity in earnings of subsidiaries	1,231,716	—	—	(1,231,716)	—

Net earnings	812,316	1,127,862	103,854	(1,231,716)	812,316
Other comprehensive income (loss)	30,356	—	(57,021)	—	(26,665)

Comprehensive income	$842,672	$1,127,862	$46,833	$(1,231,716)	$785,651

	Condensed Consolidating Statement of Comprehensive Income For the 39-Week Period Ended Apr. 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$19,973,534	$9,405,806	$(481,554)	$28,897,786
Cost of sales	—	15,881,728	7,990,969	(415,231)	23,457,466

Gross profit	—	4,091,806	1,414,837	(66,323)	5,440,320
Operating expenses	410,290	2,582,924	1,142,677	(66,323)	4,069,568

Operating income (loss)	(410,290)	1,508,882	272,160	—	1,370,752
Interest expense (income)	357,735	(266,871)	(2,731)	—	88,133
Other expense (income), net	(3,198)	(3,113)	(3,630)	—	(9,941)

Earnings (losses) before income taxes	(764,827)	1,778,866	278,521	—	1,292,560
Income tax (benefit) provision	(282,151)	656,242	102,749	—	476,840
Equity in earnings of subsidiaries	1,298,396	—	—	(1,298,396)	—

Net earnings	815,720	1,122,624	175,772	(1,298,396)	815,720
Other comprehensive income (loss)	39,065	—	111,126	—	150,191

Comprehensive income	$854,785	$1,122,624	$286,898	$(1,298,396)	$965,911

	Condensed Consolidating Cash Flows For the 39-Week Period Ended Mar. 31, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(209,046)	$1,013,324	$104,011	$908,289
Investing activities	(209,944)	(303,194)	(227,331)	(740,469)
Financing activities	(261,622)	(2,965)	(183,005)	(447,592)
Effect of exchange rates on cash	—	—	(9,529)	(9,529)
Intercompany activity	521,530	(708,021)	186,491	—

Net increase (decrease) in cash and cash equivalents	(159,082)	(856)	(129,363)	(289,301)
Cash and cash equivalents at the beginning of period	305,513	32,154	302,098	639,765

Cash and cash equivalents at the end of period	$146,431	$31,298	$172,735	$350,464

	Condensed Consolidating Cash Flows For the 39-Week Period Ended Apr. 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(351,710)	$831,058	$186,411	$665,759
Investing activities	(170,172)	(206,823)	(58,546)	(435,541)
Financing activities	(444,484)	(1,755)	(2,836)	(449,075)
Effect of exchange rates on cash	—	—	19,082	19,082
Intercompany activity	725,367	(622,195)	(103,172)	—

Net increase (decrease) in cash and cash equivalents	(240,999)	285	40,939	(199,775)
Cash and cash equivalents at the beginning of period	373,523	31,935	179,985	585,443

Cash and cash equivalents at the end of period	$132,524	$32,220	$220,924	$385,668

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

Our discussion below of our results includes certain non-GAAP financial measures that we believe better represent our underlying operating performance. Any non-GAAP financial measure will be denoted as an adjusted measure and excludes the impact of our Business Transformation Project, a significant charge from a withdrawal from a multiemployer pension plan, corporate-owned life insurance policies (COLI) policies and recognized tax benefits. More information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found in Non-GAAP Reconciliations.

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located throughout the United States, Canada and Ireland and include broadline companies (which include our custom-cut meat operations), specialty produce companies, hotel supply operations, SYGMA (our chain restaurant distribution subsidiary), a company that distributes specialty imported products and a company that distributes to international customers.

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

Highlights

High levels of product costs and competitive pressures in a low growth market environment contributed to a challenging business environment in the first 39 weeks of fiscal 2012. Our case volume growth has shown modest improvement and our earnings growth has been moderate due to high levels of inflation and rising operating expenses, driven in part by our expenses related to our Business Transformation Project.

Comparisons of results from the third quarter of fiscal 2012 to the third quarter of fiscal 2011:

•	Sales increased 7.6% to $10.5 billion primarily due to increased prices due to inflation and secondarily from case volume growth.

•

Operating income increased 2.7%, or $11.3 million, to $438.8 million, primarily driven by rising gross profit dollars partially offset by increased operating expenses. Gross profit dollars increased 2.1%, or $39.1 million, but declined as a percentage of sales primarily due to the impact of significant inflation in certain product categories and competitive pressures on pricing. Operating expenses increased 2.0%, or $27.7 million, primarily due to increased pay-related expense, an increase in expenses related to our Business Transformation Project, an increase in fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values. The third quarter of fiscal 2011 included a $36.1 million charge related to a withdrawal from a multiemployer pension plan. Adjusted operating expenses increased 2.6%, or $34.7 million from the third quarter of fiscal 2011. Adjusted operating income increased 0.9%, or $4.3 million.

•

Net earnings increased 0.4% to $259.6 million primarily due to the increase in operating income, partially offset by a decrease in other income and an increase in the effective tax rate. Adjusted net earnings increased 2.8%.

•

Basic and diluted earnings per share in the third quarter of fiscal 2012 were $0.44, which is consistent with the comparable prior year period amount of $0.44 per share. Adjusted diluted earnings per share were $0.49 in the third quarter of fiscal 2012 and $0.48 in the third quarter of fiscal 2011, or an increase of 2.1%.

Comparisons of results from the first 39 weeks of fiscal 2012 to the first 39 weeks of fiscal 2011:

•	Sales increased 8.4% to $31.3 billion primarily due increased prices due to inflation and secondarily from case volume growth.

•

Operating income increased 0.3%, or $4.4 million, to $1.4 billion, primarily driven by increased gross profit dollars largely offset by increased operating expenses. Gross profit dollars increased 4.1%, or $224.5 million, but declined as a percentage of sales primarily due to the impact of significant inflation in certain product categories and competitive pressures on pricing. Operating expenses increased 5.4%, or $220.1 million, primarily due to increased pay-related expense, an increase in expenses related to our Business Transformation Project, an increase in fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values. The third quarter of fiscal 2011 included a $36.1 million charge related to a withdrawal from a multiemployer pension plan. Adjusted operating expenses increased 4.5%, or $177.7 million from the first 39 weeks of fiscal 2011. Adjusted operating income increased 3.2%, or $46.9 million.

•

Net earnings decreased 0.4% to $812.3 million primarily due to the small increase in operating income which was more than offset by a decrease in other income and a small increase in income tax expense. Adjusted net earnings increased 5.1%.

•

Basic and diluted earnings per share in the first 39 weeks of fiscal 2012 were $1.38, a 0.7% decrease from the comparable prior year period amount of $1.39 per share. Adjusted diluted earnings per share were $1.50 in the first 39 weeks of fiscal 2012 and $1.44 in the first 39 weeks of fiscal 2011, or an increase of 4.2%.

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

Strategy

We are focused on optimizing our core broadline business in the U.S. and Canada, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value through adjacent and international businesses. Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming each of our customers’ most valued and trusted business partner. We have identified five strategies to help us achieve our mission and vision:

•	Profoundly enrich the experience of doing business with Sysco;

•	Continuously improve productivity in all areas of our business;

•	Expand our portfolio of products and services by initiating a customer-centric innovation program;

•	Explore, assess and pursue new businesses and markets; and

•	Develop and effectively integrate a comprehensive, enterprise-wide talent management process.

Business Transformation Project

In fiscal 2011, we began testing our underlying systems and processes of our Business Transformation Project through a pilot implementation. In the first 26 weeks of fiscal 2012, we took additional time to improve the underlying information technology systems’ processes with our pilot company prior to larger scale deployment. These improvements were completed and a second pilot implementation was launched in the third quarter of fiscal 2012. We continue to assess the results of this second pilot implementation and make refinements to the underlying system in order for it to function as intended. We do not anticipate deploying the software to any of our locations during the remainder of fiscal 2012, but believe deployment activities will commence in early fiscal 2013. Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during the testing and deployment stages of implementation, including fiscal 2012.

Expenses related to the Business Transformation Project were $49.5 million in third quarter of fiscal 2012 or $0.05 per share and $25.2 million in the third quarter of fiscal 2011 or $0.03 per share. Expenses related to the Business Transformation Project were $122.8 million in the first 39 weeks of fiscal 2012 or $0.12 per share and $71.1 million in the first 39 weeks of fiscal 2011 or $0.08 per share. We do not anticipate the software will be ready for its intended use in the fourth quarter of fiscal 2012; therefore, our expenses related to this project will not be as high as previously anticipated in the remainder of fiscal 2012. As software amortization will not begin until early fiscal 2013, costs to build the software will continue to be capitalized for the remainder of fiscal 2012 and deployment costs in fiscal 2012 will not be as significant as previously anticipated ; however, we anticipate that project expenses for fiscal 2013 will continue to significantly increase primarily due to the initiation of software amortization as the system is placed into service. We expect our costs in fiscal 2012 to increase as compared to fiscal 2011 as we incur increased costs from the ramp up of our shared services center, continuing costs for additional phases of our Business Transformation Project and information technology support costs. Some of these increased costs will be partially offset by benefits obtained from the project, primarily in reduced headcount; however the costs will exceed the benefits in fiscal 2012. We expect our project expenses related to the Business Transformation Project for fiscal 2012 to be approximately $175 million to $195 million and capital expenditures to be approximately $145 million to $165 million. We continue to evaluate our overall project timeline and believe the costs for the entire project will significantly exceed our original estimate; however, we remain committed to completing this multi-year project and believe it will provide meaningful long-term benefits. We are developing strategies to capture benefits of business transformation prior to the completion of deployment which management believes will offset some or all of the anticipated project costs over the next few years.

Results of Operations

The following table sets forth the components of the Results of Operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2	81.2	81.9	81.2

Gross margin	17.8	18.8	18.1	18.8
Operating expenses	13.6	14.4	13.7	14.1

Operating income	4.2	4.4	4.4	4.7
Interest expense	0.3	0.3	0.3	0.3
Other expense (income), net	(0.0)	(0.1)	(0.0)	(0.0)

Earnings before income taxes	3.9	4.2	4.1	4.4
Income taxes	1.4	1.6	1.5	1.6

Net earnings	2.5%	2.6%	2.6%	2.8%

The following table sets forth the change in the components of the Results of Operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period	39-Week Period
Sales	7.6%	8.4%
Cost of sales	8.9	9.4

Gross margin	2.1	4.1
Operating expenses	2.0	5.4

Operating income	2.7	0.3
Interest expense	(2.4)	(2.3)
Other expense (income), net	(67.7)	(45.0)

Earnings before income taxes	1.8	0.2
Income taxes	4.2	1.1

Net earnings	0.4%	(0.4)%

Basic earnings per share	—%	(0.7)%
Diluted earnings per share	—	(0.7)
Average shares outstanding	0.4	0.4
Diluted shares outstanding	0.3	0.2

Sales

Sales were 7.6% higher in the third quarter and 8.4% higher in the first 39 weeks of fiscal 2012 than in the comparable periods of the prior year. Product cost inflation, and the resulting increase in selling prices, impacted sales in the third quarter and first 39 weeks of fiscal 2012. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 5.5% during the third quarter and 6.3% during the first 39 weeks of fiscal 2012, as compared to inflation of 5.1% during the third quarter and 4.2% during the first 39 weeks of fiscal 2011. Case volumes including acquisitions within the last 12 months improved approximately 2.9% in the third quarter and 2.7% during the first 39 weeks of fiscal 2012. Case volumes excluding acquisitions within the last 12 months improved approximately 2.3% in the third quarter and 2.1% during the first 39 weeks of fiscal 2012. Our case volumes represent our results from our Broadline and SYGMA segments only. Sales from acquisitions within the last 12 months favorably impacted sales by 0.7% for both the third quarter and the first 39 weeks of fiscal 2012. The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.2% in the third quarter and positively impacted sales by 0.1% in the first 39 weeks of fiscal 2012 compared to the third quarter and first 39 weeks of fiscal 2011, respectively.

Operating Income

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight. Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.

Operating income increased 2.7%, or $11.3 million, in the third quarter of fiscal 2012 from the third quarter of fiscal 2011 to $438.8 million. Operating income increased 0.3%, or $4.4 million, in the first 39 weeks of fiscal 2012 from the first 39 weeks of fiscal 2011 to $1.4 billion. This increase in operating income for both periods was primarily driven by increases in gross profit dollars exceeding increases in operating expenses. Gross profit dollars increased 2.1%, or $39.1 million, in the third quarter of fiscal 2012 from the third quarter of fiscal 2011, while operating expenses increased 2.0%, or $27.7 million, in the third quarter of fiscal 2012. Gross profit dollars increased 4.1%, or $224.5 million, in the first 39 weeks of fiscal 2012 from the first 39 weeks of fiscal 2011, while operating expenses increased 5.4%, or $220.1 million, in the first 39 weeks of fiscal 2012. Contributing to the increase in operating expenses were increased pay-related expenses, increased expenses related to our Business Transformation Project, increased fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values. The third quarter of fiscal 2011 included a $36.1 million charge related to a withdrawal from a multiemployer pension plan. Adjusted operating expenses increased 2.6%, or $34.7 million, from the third quarter of fiscal 2011. Adjusted operating income increased 0.9%, or $4.3 million, during the same period. Adjusted operating expenses increased 4.5%, or $177.7 million, from the first 39 weeks of fiscal 2011. Adjusted operating income increased 3.2%, or $46.9 million, during the same period.

Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2012 as compared to the third quarter and first 39 weeks of fiscal 2011 primarily due to increased sales. Gross margin, which is gross profit as a percentage of sales, was 17.82% in the third quarter of fiscal 2012, a decline of 95 basis points from the gross margin of 18.77% in the third quarter of fiscal 2011. Gross margin was 18.08% in the first 39 weeks of fiscal 2012, a decline of 75 basis points from the gross margin of 18.83% in the first 39 weeks of fiscal 2011. This decline in gross margin was primarily the result of product cost inflation and competitive pressures on pricing. Sysco’s product cost inflation was estimated to be 5.5% during the third quarter and 6.3% during the first 39 weeks of fiscal 2012. Based on our product sales mix for the third quarter of fiscal 2012, we were most impacted by higher levels of inflation in the meat, poultry, canned and dry and frozen product categories. Based on our product sales mix for the first 39 weeks of fiscal 2012, we were most impacted by higher levels of inflation in the meat, canned and dry, dairy, and frozen product categories. While we are generally able to pass through modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Gross profit dollars for the third quarter and first 39 weeks of fiscal 2012 also increased as a result of higher fuel surcharges. Fuel surcharges were approximately $12.2 million higher in the third quarter and $46.4 million higher in the first 39 weeks of fiscal 2012 than in the comparable prior year periods due to higher fuel prices incurred during the third quarter and first 39 weeks of fiscal 2012 and the application of fuel surcharges to a broader customer base in the third quarter and first 39 weeks of fiscal 2012 as compared to the third quarter and first 39 weeks of fiscal 2011.

Operating expenses for the third quarter and first 39 weeks of fiscal 2012 were higher than in the comparable prior year periods primarily due to increased pay-related expenses, increased expenses related to our Business Transformation Project, increased fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values. The third quarter of fiscal 2011 included a $36.1 million charge related to a withdrawal from a multiemployer pension plan.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $29.5 million in the third quarter and $127.3 million in the first 39 weeks of fiscal 2012 over the comparable prior year periods. These increases were primarily due to increased sales and delivery compensation and added costs from companies acquired in the last 12 months. Specific to our third quarter comparison, the increase experienced was partially offset by lower provisions for management incentive accruals. Our management incentives are tied to company performance and our estimates for these annual incentives required greater accruals in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2012. Sales compensation includes commissions which are driven by gross profit dollars and case volumes, and delivery compensation includes activity-based pay which is driven by case volumes. Since these drivers are variable in nature, increased gross profit dollars and case volumes will increase sales and delivery compensation.

Expenses related to our Business Transformation Project, inclusive of pay-related expense, were $49.5 million in the third quarter of fiscal 2012 and $25.2 million in the third quarter of fiscal 2011, representing an increase of $24.3 million. Expenses related to our Business Transformation Project, inclusive of pay-related expense, were $122.8 million in the first 39 weeks of fiscal 2012 and $71.1 million in the first 39 weeks of fiscal 2011, representing an increase of $51.7 million. The increase in the third quarter and the first 39 weeks of fiscal 2012 resulted from increased project spending including the increased pay-related expenses and facility-related expenses due to the ramp up of our shared services center. We do not anticipate that the software will be ready for its intended use in the fourth quarter of fiscal 2012; therefore, our expenses related to this project will not be as high as previously anticipated. As software amortization will not begin until early fiscal 2013, costs to build the software will continue to be capitalized for the remainder of fiscal 2012 and deployment costs in fiscal 2012 will not be as significant as previously anticipated; however, we anticipate that project expenses for fiscal 2013 will continue to significantly increase primarily due to the initiation of software amortization as the system is placed into service. We expect our costs in fiscal 2012 to increase as compared to fiscal 2011 as we incur increased costs from the ramp up of our shared services center, continuing costs for additional phases of our Business Transformation Project and information technology support costs. We believe our expenses related to the Business Transformation Project in fiscal 2012 will be approximately $70 million to $90 million greater than the expense incurred in fiscal 2011.

Sysco’s fuel costs increased by $10.4 million in the third quarter and $34.2 million in the first 39 weeks of fiscal 2012 over the comparable prior year periods primarily due to increased contracted and market diesel prices. Our costs per gallon increased 12.5% in the third quarter and 16.9% in the first 39 weeks of fiscal 2012 over the third quarter and the first 39 weeks of fiscal 2011. Our activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges. We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.

Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods. In the third quarter and first 39 weeks of fiscal 2012, the forward purchase commitments resulted in an estimated $2.7 million and $16.3 million, respectively, of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes. In the third quarter and first 39 weeks of fiscal 2011, the forward purchase commitments resulted in an estimated $4.2 million and $9.6 million of avoided fuel costs, respectively, as the fixed price contracts were generally lower than market prices for the contracted volumes.

As of March 31, 2012, we had forward diesel fuel commitments totaling approximately $83.4 million through February 2013. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices near the current market price for diesel for the last quarter of the fiscal year. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2012, fuel costs exclusive of any amounts recovered through fuel surcharges are expected to increase by approximately $35 million to $45 million as compared to fiscal 2011. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2012 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management. Based on our current projections, we anticipate that the increase in fuel surcharges will offset the majority of our projected fuel cost increase in fiscal 2012 as compared to fiscal 2011.

We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis. The cash surrender values of these policies are largely based on the values of underlying investments, which through fiscal 2011 included publicly traded securities. As a result, the cash surrender values of these policies fluctuated with changes in the market value of such securities. The changes in the financial markets resulted in gains for these policies of $5.7 million in the third quarter and $29.5 million in the first 39 weeks of fiscal 2011. Near the end of fiscal 2011, we reallocated all of our policies into low-risk, fixed-income securities to reduce earnings volatility and therefore our adjustments for the first 39 weeks of fiscal 2012 were not significant. While we expect a year over year impact from COLI adjustments during the remaining quarter of fiscal 2012 as compared to the comparable period of fiscal 2011, we should not incur significant gains or losses in fiscal 2012’s operating income, net earnings and earnings per share from these policies.

Net company-sponsored pension costs in third quarter and first 39 weeks of fiscal 2012 were $6.8 million and $20.5 million lower, respectively, than the comparable prior year periods. The decreases in fiscal 2012 were due primarily to higher returns on assets of Sysco’s Retirement Plan obtained in fiscal 2011.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our exposure to these plans. In the first 39 weeks of fiscal 2012, we recorded provisions of $5.2 million for withdrawal liabilities from multiemployer pension plans. In the first 39 weeks and third quarter of fiscal 2011, we recorded provisions of $41.5 million and $36.1 million, respectively, for withdrawal liabilities from multiemployer pension plans.

Net Earnings

Net earnings increased 0.4% in the third quarter and decreased 0.4% in the first 39 weeks of fiscal 2012 from the comparable periods of the prior year due primarily to changes in operating income noted above. Both periods were also impacted by a decrease in other income and an increase in the effective tax rate. Adjusted net earnings increased 2.8% and 5.1% during the same periods.

The effective tax rate for the third quarter of fiscal 2012 was 37.12%. Indefinitely reinvested earnings taxed at foreign statutory tax rates less than our domestic tax rate had the impact of reducing the effective tax rate.

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

The effective tax rate for the first 39 weeks of fiscal 2012 was 37.25%. Indefinitely reinvested earnings taxed at foreign statutory tax rates less than our domestic tax rate had the impact of reducing the effective tax rate.

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

Earnings Per Share

Basic and diluted earnings per share in the third quarter of fiscal 2012 were $0.44, which is consistent with the comparable prior year period amount of $0.44 per share. Adjusted diluted earnings per share were $0.49 in the third quarter of fiscal 2012 and $0.48 in the third quarter of fiscal 2011, or an increase of 2.1%.

Basic and diluted earnings per share in the first 39 weeks of fiscal 2012 were $1.38, a 0.7% decrease from the comparable prior year period amount of $1.39 per share which was primarily attributable to the decline in net earnings. Adjusted diluted earnings per share were $1.50 in the first 39 weeks of fiscal 2012 and $1.44 in the first 39 weeks of fiscal 2011, or an increase of 4.2%.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from our multi-year Business Transformation Project (BTP), significant charges from the withdrawal from a multiemployer pension plan (MEPP) and recognized tax benefits. Additionally, near the end of fiscal 2011, we reallocated all of our investments in our COLI policies into low-risk, fixed-income securities and therefore we do not expect significant volatility in operating expenses, operating income, net earnings and diluted earnings per share in future periods related to these policies. We experienced significant gains in these policies during fiscal 2011. Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of the Business Transformation Project expenses, multiemployer pension plan charges, COLI gains and tax benefits provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over year basis.

The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes. These financial measures should not be used as a substitute in assessing the company’s results of operations for periods presented. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. As a result, in the table below, each period presented is adjusted to remove expenses related to the Business Transformation Project, significant charges incurred from the withdrawal from a multiemployer pension plan, gains recorded on the adjustments to the carrying value of COLI policies and to remove the impact of tax benefits in fiscal 2011. Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Mar. 31, 2012	13-Week Period Ended Apr. 2, 2011	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,432,786	$1,405,062	$27,724	2.0%
Impact of BTP costs	(49,478)	(25,158)	(24,320)	96.7
Impact of MEPP charge	—	(36,118)	36,118
Impact of COLI	872	5,655	(4,783)	-84.6

Adjusted operating expenses (Non-GAAP)	$1,384,180	$1,349,441	$34,739	2.6%

Operating Income (GAAP)	$438,830	$427,487	$11,343	2.7%
Impact of BTP costs	49,478	25,158	24,320	96.7
Impact of MEPP charge	—	36,118	(36,118)
Impact of COLI	(872)	(5,655)	4,783	-84.6

Adjusted operating income (Non-GAAP)	$487,436	$483,108	$4,328	0.9%

Net earnings (GAAP)	$259,550	$258,478	$1,072	0.4%
Impact of BTP costs (net of tax)	31,112	16,038	15,074	94.0
Impact of MEPP charge (net of tax)	—	23,025	(23,025)
Impact of COLI	(872)	(5,655)	4,783	-84.6
Impact of tax benefits	—	(10,000)	10,000

Adjusted net earnings (Non-GAAP)	$289,790	$281,886	$7,904	2.8%

Diluted earnings per share (GAAP)	$0.44	$0.44	$—	0.0%
Impact of BTP costs (net of tax) (1)	0.05	0.03	0.02	66.7
Impact of MEPP charge (net of tax) (1)	—	0.04	(0.04)
Impact of COLI	—	(0.01)	0.01
Impact of tax benefits	—	(0.02)	0.02

Adjusted diluted earnings per share (Non-GAAP)	$0.49	$0.48	$0.01	2.1%

Diluted shares outstanding	587,214,691	585,421,864

(1)

Tax impact of adjustments for Business Transformation Project and multiemployer pension plan expenses was $18,366 and $22,213 for the 13-week periods ended March 31, 2012 and April 2, 2011, respectively.

	39-Week Period Ended Mar. 31, 2012	39-Week Period Ended Apr. 2, 2011	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$4,289,698	$4,069,568	$220,130	5.4%
Impact of BTP costs	(122,839)	(71,130)	(51,709)	72.7
Impact of MEPP charge	—	(36,118)	36,118
Impact of COLI	2,651	29,508	(26,857)	-91.0

Adjusted operating expenses (Non-GAAP)	$4,169,510	$3,991,828	$177,682	4.5%

Operating Income (GAAP)	$1,375,168	$1,370,752	$4,416	0.3%
Impact of BTP costs	122,839	71,130	51,709	72.7
Impact of MEPP charge	—	36,118	(36,118)
Impact of COLI	(2,651)	(29,508)	26,857	-91.0

Adjusted operating income (Non-GAAP)	$1,495,356	$1,448,492	$46,864	3.2%

Net earnings (GAAP)	$812,316	$815,720	$(3,404)	-0.4%
Impact of BTP costs (net of tax) (1)	77,081	44,890	32,191	71.7
Impact of MEPP charge (net of tax) (1)	—	22,794	(22,794)
Impact of COLI	(2,651)	(29,508)	26,857	-91.0
Impact of tax benefits	—	(10,000)	10,000

Adjusted net earnings (Non-GAAP)	$886,746	$843,896	$42,850	5.1%

Diluted earnings per share (GAAP)	$1.38	$1.39	$(0.01)	-0.7%
Impact of BTP costs	0.12	0.08	0.04	50.0
Impact of MEPP charge	—	0.04	(0.04)
Impact of COLI	—	(0.05)	0.05
Impact of tax benefits	—	(0.02)	0.02

Adjusted diluted earnings per share (Non-GAAP)	$1.50	$1.44	$0.06	4.2%

Diluted shares outstanding	589,232,150	587,878,509

(1)

Tax impact of adjustments for Business Transformation Project and multiemployer pension plan expenses was $45,758 and $39,564 for the 39-week periods ended March 31, 2012 and April 2, 2011, respectively.

Segment Results

We have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise. The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements. Intersegment sales represent specialty produce and imported specialty products distributed by the Broadline and SYGMA operating companies.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 13, “Business Segment Information”:

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period		39-Week Period
	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Broadline	6.6%	6.7%	6.9%	7.1%
SYGMA	1.2	1.3	1.1	1.2
Other	3.4	5.1	3.7	4.3

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 13, “Business Segment Information”:

	13-Week Period		39-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	7.6%	5.9%	8.7%	5.2%
SYGMA	9.9	(1.8)	7.2	(1.4)
Other	0.1	(32.5)	6.5	(8.2)

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of these statistical tables, operating income of our segments excludes corporate expenses of $162.8 million and $489.2 million in the third quarter and the first 39 weeks of fiscal 2012, as compared to $152.8 million and $412.7 million in the third quarter and the first 39 weeks of fiscal 2011, that is not charged to our segments. This information should be read in conjunction with Note 13, “Business Segment Information”:

	13-Week Period Ended
	Mar. 31, 2012		Apr. 2, 2011
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.0%	93.8%	81.0%	91.9%
SYGMA	13.8	2.8	13.5	3.0
Other	5.6	3.3	6.0	5.1
Intersegment sales	(0.4)	—	(0.5)	—

Total	100.0%	100.0%	100.0%	100.0%

	39-Week Period Ended
	Mar. 31, 2012		Apr. 2, 2011
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.4%	94.0%	81.2%	93.4%
SYGMA	13.5	2.5	13.7	2.6
Other	5.5	3.5	5.6	4.0
Intersegment sales	(0.4)	—	(0.5)	—

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers and also provide custom-cut meat operations. In the first 39 weeks of fiscal 2012, the Broadline operating results represented approximately 81.4% of Sysco’s overall sales and 94.0% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and consolidated adjustments.

Sales

Sales were 7.6% greater in the third quarter and 8.7% greater in the first 39 weeks of fiscal 2012 than the comparable prior year periods. Product cost inflation and the resulting increase in selling prices, combined with case volume improvement, contributed to the increase in sales in the third quarter and first 39 weeks of fiscal 2012. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 5.8% and 6.5% in the third quarter and first 39 weeks of fiscal 2012, respectively. Non-comparable acquisitions contributed 0.7% to the overall sales comparison for the third quarter and 0.8% for the first 39 weeks of fiscal 2012, respectively. The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.2% in the third quarter and positively impacted sales by 0.1% in the first 39 weeks of fiscal 2012 compared to the third quarter and first 39 weeks of fiscal 2011, respectively.

Operating Income

Operating income increased by 5.9% in the third quarter and 5.2% in the first 39 weeks of fiscal 2012 over the comparable prior year periods. This increase was driven by gross profit dollars increasing more than operating expenses; however, the third quarter of fiscal 2011 included a $36.1 million charge related to a withdrawal from a multiemployer pension plan. Absent this charge in fiscal 2011, the comparisons of fiscal 2012 to fiscal 2011 would have been a slight decrease in operating income in the third quarter and a smaller increase in the first 39 weeks.

Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2012 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales. This decline in gross margin was primarily the result of product cost inflation and competitive pressures on pricing. Based on our product sales mix for the third quarter of fiscal 2012, we were most impacted by higher levels of inflation in the meat, poultry, canned and dry and frozen product categories. Based on our product sales mix for the first 39 weeks of fiscal 2012, we were most impacted by higher levels of inflation in the meat, canned and dry, dairy, and frozen product categories. While we are generally able to pass through modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin in these product categories without negatively impacting our customers’ business and therefore our business. While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact the Broadline segment’s sales, gross profit and earnings.

Gross profit dollars for the third quarter and first 39 weeks of fiscal 2012 also increased as a result of higher fuel surcharges. Fuel surcharges were approximately $10.2 million and $38.7 million higher in the third quarter and in the first 39 weeks of fiscal 2012 than the comparable prior year periods due to the application of fuel surcharges to a broader customer base in the third quarter and the first 39 weeks of fiscal 2012 and to higher fuel prices incurred during these periods as compared to the third quarter and the first 39 weeks of fiscal 2011.

Operating expenses for the Broadline segment increased in fiscal 2012 as compared to fiscal 2011. In the first 39 weeks of fiscal 2012, we recorded provisions of $5.2 million for withdrawal liabilities from multiemployer pension plans. In the first 39 weeks and third quarter of fiscal 2011, we recorded provisions of $41.5 million and $36.1 million, respectively, for withdrawal liabilities from multiemployer pension plans. The expense increases in fiscal 2012 were driven largely by an increase in pay-related expenses and fuel costs. Sales compensation includes commissions which are driven by gross profit dollars and case volumes, and delivery compensation includes activity-based pay which is driven by case volumes. Since these are variable in nature, increased gross profit dollars and case volumes will increase sales and delivery compensation. Specific to our third quarter comparison, the increase experienced was partially offset by lower provisions for management incentive accruals. Our management incentives are tied to company performance and our estimates for these annual incentives required greater accruals in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2012. Fuel costs were $7.2 million and $21.6 million higher in the third quarter and in the first 39 weeks of fiscal 2012, respectively, than in the comparable prior year periods. Assuming that fuel prices do not rise significantly over recent levels during fiscal 2012, fuel costs for fiscal 2012 not including any amounts recovered through fuel surcharges, are expected to increase by approximately $25 million to $35 million as compared to fiscal 2011. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2012 and estimates of fuel consumption. Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates. We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management. Based on our current projections, we anticipate that the increase in fuel surcharges will offset the majority of our projected fuel cost increase in fiscal 2012 as compared to fiscal 2011.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 9.9% greater in the third quarter and 7.2% greater in the first 39 weeks of fiscal 2012 than the comparable prior year period. The increase in sales was primarily due to product cost inflation and the resulting increase in selling prices. Sales to new customers also contributed to the increase.

Operating Income

Operating income decreased by 1.8% in the third quarter and 1.4% in the first 39 weeks of fiscal 2012 over the comparable prior year periods primarily due to rising operating expenses. Gross profit increased in the third quarter and the first 39 weeks of fiscal 2012 due to an increase in sales and an increase of approximately $2.0 million and $7.7 million in the fuel surcharges charged to customers in the third quarter and in the first 39 weeks of fiscal 2012 from the comparable prior year period due to higher fuel prices in fiscal 2012. Operating expenses increased in the third quarter and the first 39 weeks of fiscal 2012 largely due to increased fuel costs. Fuel costs in the third quarter and in the first 39 weeks of fiscal 2012 were $2.6 million and $10.6 million greater than the comparable prior year periods, respectively. Increased warehouse costs and delivery personnel costs also contributed to the increase.

Other Segment

“Other” financial information is attributable to our other operating segments, including our specialty produce and lodging industry products segments, a company that distributes specialty imported products and a company that distributes to international customers. These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.

Operating income decreased 32.5% for the third quarter and 8.2% for the first 39 weeks of fiscal 2012 over the comparable prior year periods. The decrease in operating income was caused partially due to reduced sales in our specialty produce segment primarily attributable to inflation. Weather related produce shortages in the third quarter of fiscal 2011 resulted in higher sales prices and increased operating income and these events did not reoccur in the third quarter of fiscal 2012. Our lodging industry segment also contributed to the decline in operating income specific to the third quarter due to reduced gross profits.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 39 weeks of fiscal 2012 to the first 39 weeks of fiscal 2011:

•	Cash flows from operations were $908.3 million this year compared to $665.8 million last year.

•	Settlement payments to the Internal Revenue Service (IRS) were $159.0 million in both periods.

•	Capital expenditures totaled $633.2 million this year compared to $454.1 million last year.

•	Bank borrowings, net were $211.3 million this year compared to $188.2 million last year.

•	Treasury stock purchases were $272.3 million this year compared to $291.6 million last year.

•	Dividends paid were $464.8 million this year compared to $445.4 million last year.

Sources and Uses of Cash

Sysco’s strategic objectives include continuous investment in our business; these investments are funded by a combination of cash from operations and access to capital from financial markets. Our operations historically have produced significant cash flow. Cash generated from operations is generally allocated to:

•	working capital requirements;

•	investments in facilities, systems, fleet, other equipment and technology;

•	cash dividends;

•	acquisitions compatible with our overall growth strategy;

•	potential pension contributions; and

•	debt repayments.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position, however our liquidity and capital resources can be influenced by economic trends and conditions. Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and our cash flows from operations. Product cost inflation has lowered our gross profit and cash flows from operations as we were unable to pass through all of the increased product costs with the same gross margin to our customers. We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage product cost inflation have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue prevent a significant unfavorable impact on our cash flows from operations.

We believe the following sources will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond, while maintaining sufficient liquidity for normal operating purposes:

•	our cash flows from operations;

•	the availability of additional capital under our existing commercial paper programs, supported by our revolving credit facility, and bank lines of credit;

•

our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission (SEC).

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.

Cash Flows

Operating Activities

We generated $908.3 million in cash flow from operations in the first 39 weeks of fiscal 2012, as compared to $665.8 million in the first 39 weeks of fiscal 2011. This increase of $242.5 million was largely attributable to changes in working capital, the redemption of some of our COLI policies, and changes in accrued expenses. These items are more fully described below.

Changes in working capital contributed $98.7 million to the increase in cash flow from operations from the first 39 weeks of fiscal 2012 as compared to the first 39 weeks of fiscal 2011. Both 39-week periods were affected by increases in accounts receivable and inventory, partially offset by an increase in accounts payable resulting primarily from inflation-driven increases in product costs and sales. However, the first 39 weeks of fiscal 2012 was impacted by these items to lesser extent due to lower average daily sales in the final month of the 39 week period in fiscal 2012 as compared to the same period in fiscal 2011 and due to working capital improvements primarily within accounts receivable and inventory.

We received approximately $75 million in cash from the one-time redemption during the period of some of our investments in COLI policies that we maintained to meet a portion of our obligations under the Supplemental Executive Retirement Plan (SERP). This resulted in a positive impact to cash flow from operations for the first 39 weeks of fiscal 2012 by decreasing other assets by $67.4 million. Those redeemed COLI policies were replaced by less volatile existing corporate-owned real estate assets as part of our plan to reduce the market-driven COLI impact on our earnings.

Changes in accrued expenses contributed to the increase in cash flows from operations in the first 39 weeks of fiscal 2012 as compared to the same period in fiscal 2011. Cash flow from operations was positively impacted by an increase in accrued expenses of $4.1 million for the first 39 weeks of fiscal 2012 compared to a negative impact from a decrease in accrued expenses of $83.8 million for the first 39 weeks of fiscal 2011. The most significant increase in the first 39 weeks of fiscal 2012 was related to current multiemployer withdrawal liability, reclassified from other long-term liabilities due to the estimated timing of payment in fiscal 2012. The most significant decrease in the first 39 weeks of fiscal 2012 was due to a decrease in accrued interest. The remaining offsetting changes of multiple accruals in the first 39 weeks fiscal 2012 were not individually significant. The decrease in the first 39 weeks of fiscal 2011 was primarily due to the payment of the respective prior year annual incentive bonuses, partially offset by accruals for current year compensation incentives and a decrease in accrued interest. In the fourth quarter of fiscal 2012, we anticipate paying a liability of approximately $38.0 million related to certain multiemployer defined benefit plans for which our voluntary withdrawal has already occurred. This will cause accrued expenses to decrease. The level of incentive accruals will vary based on company performance.

In the first 39 weeks of fiscal 2012 and fiscal 2011, there were $159.0 million of payments related to the company’s August 2009 IRS settlement. Sysco has $53.0 million remaining to be paid in fiscal 2012 which will occur in connection with Sysco’s quarterly tax payments in the fourth quarter. The company believes it has access to sufficient cash on hand, cash flow from operations and current access to capital to make the remaining payments.

Investing Activities

Our capital expenditures primarily include:

•	facility replacements and expansions;

•	fleet replacements; and

•	investments in technology including our Business Transformation Project.

Capital expenditures in the first 39 weeks of fiscal 2012 increased by $179.1 million primarily due to a greater number of new facilities and expansion projects underway this year. Capital expenditures in the first 39 weeks of fiscal 2012 and 2011 for our Business Transformation Project were $118.1 million and $146.4 million, respectively.

We expect total capital expenditures in fiscal 2012 to be in the range of $775 million to $800 million, of which $633.2 million was spent during the first 39 weeks of the fiscal year. Fiscal 2012 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology including our Business Transformation Project. Our estimate has been increased from the estimates previously provided primarily due to increased capitalized costs from our Business Transformation Project.

Financing Activities

Equity Transactions

Shares repurchased during the first 39 weeks of fiscal 2012 were 10,000,000 shares at a cost of $272.3 million, as compared to 10,000,000 shares at a cost of $291.6 million in the first 39 weeks of fiscal 2011. On November 16, 2011, the Board of Directors approved a new share repurchase program covering an additional 20,000,000 shares. No additional shares were repurchased through April 28, 2012, resulting in a remaining authorization by our Board of Directors to repurchase up to 23,386,600 shares, based on the trades made through that date. We anticipate our share repurchase activity in the last 13 weeks of fiscal 2012 will be substantially less than the level of activity experienced in the first 39 weeks of fiscal 2012.

Dividends paid in the first 39 weeks of fiscal 2012 were $464.8 million, or $0.79 per share, as compared to $445.4 million, or $0.76 per share, in the first 39 weeks of fiscal 2011. In February 2012, we declared our regular quarterly dividend for the fourth quarter of fiscal 2012 of $0.27 per share, which was paid in April 2012.

Debt Activity and Borrowing Availability

We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which $3.3 million was outstanding as of March 31, 2012. There were $3.8 million of borrowings outstanding as of April 28, 2012.

There were $390.0 million of commercial paper issuances outstanding as of March 31, 2012. As of April 28, 2012, there were $388.0 million of commercial paper issuances outstanding. During the 39-week period ended March 31, 2012, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $481.4 million. During the first 39 weeks of fiscal 2012 and 2011, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.22% and 0.24%, respectively.

Included in current maturities of long-term debt as March 31, 2012 are the 6.10% senior notes totaling $200.0 million, which mature in June 2012 (the 2012 notes), and the 4.2% senior notes totaling $250.0 million, which mature in February 2013 (the 2013 notes). The 2012 notes were issued by Sysco International, Co., a wholly-owned subsidiary of Sysco now known as Sysco International, ULC, and the 2013 notes were issued by Sysco Corporation. It is our intention to fund the repayment of these notes at maturity through issuances of commercial paper, senior notes or a combination thereof.

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

In February 2012, Sysco filed with the SEC an automatically effective well-known seasoned issuer shelf registration statement for the issuance of an indeterminate amount of common stock, preferred stock, debt securities and guarantees of debt securities that may be issued from time to time.

Other Considerations - Multiemployer Pension Plans

As discussed in Note 12, “Commitments and Contingencies,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities. We estimate this liability could be as much as $220.0 million. Due to the lack of current information, though, we believe our current share of the withdrawal liability could materially differ from this estimate.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings;

•	the continuing impact of economic conditions on consumer confidence and our business;

•	sales and expense trends including expectations regarding pay-related expenses and pension costs;

•	fuel costs and expectations regarding the use of fuel surcharges, including the degree to which fuel surcharges will offset projected increases in fuel costs;

•	expectations regarding the impact of adjustments to the carrying value of our COLI policies;

•	expectations regarding operating income and sales for our business segments;

•	anticipated multiemployer pension-related liabilities and contributions to various multiemployer pension plans, and the source of funds for any such contributions;

•	expected implementation, timing, costs and benefits of the ERP system within our Business Transformation Project;

•	our commitment to completing the Business Transformation Project;

•	the development of strategies over the short-term to create benefits from the Business Transformation Project prior to the software implementation;

•	estimated expenses and capital expenditures related to our Business Transformation Project in fiscal 2012 and fiscal 2013;

•	the sufficiency of our mechanisms for managing working capital and product cost inflation;

•	expectations regarding capital expenditures in fiscal 2012;

•	expectation regarding the levels of share repurchase activity;

•	source and adequacy of funds for required payments under the IRS settlement;

•	anticipated company-sponsored pension plan , SERP and other post-retirement plan contributions;

•	our intentions regarding the funding of the repayment of notes at maturity;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	the impact of ongoing legal proceedings; and

•	our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value through adjacent and international businesses.

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

•

risks related to our Business Transformation Project, which has experienced delays and cost overages, including the risk that the project may not be successfully implemented, may not prove cost effective, may require further adjustments to our timeline and our expense and capital expenditure guidance, and may have a material adverse effect on our liquidity and results of operations without providing the anticipated benefits;

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

Interest Rate Risk

At March 31, 2012, we had $390.0 million of commercial paper issuances outstanding. Total debt as of March 31, 2012 was $2.9 billion, of which approximately 70% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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

As of March 31, 2012, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within prepaid expenses and other current assets of $3.4 million. The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of March 31, 2012, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $7.0 million. The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. During the first 39 weeks of fiscal 2012 and fiscal 2011, fuel costs related to outbound deliveries represented approximately 0.7% and 0.6% of sales, respectively.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of March 31, 2012, we had forward diesel fuel commitments totaling approximately $83.4 million through February 2013. These contracts will lock in the price of approximately 30% to 35% of our fuel purchase needs for the contracted periods at prices near the current market price for diesel for the remainder of the fiscal year.

Item 4. Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended July 2, 2011, which could materially impact our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the third quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1	2,499	$30.00	—	23,386,600
January 1 – January 28
Month #2	5,921	30.90	—	23,386,600
January 29—February 25
Month #3	4,227	30.17	—	23,386,600
February 26—March 31
Total	12,647	$30.48	—	23,386,600

(1)

The total number of shares purchased includes 2,499, 5,921 and 4,227 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively. No shares were purchased pursuant to the publicly announced program described below.

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

Item 4. Mine Safety Disclosures

Not applicable

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

Date: May 8, 2012

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and Chief Financial Officer

Date: May 8, 2012

	By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and Chief Accounting Officer

Date: May 8, 2012

EXHIBIT INDEX

Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment of Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(d) to Form 10-Q for the quarter ended January 1, 2000 (File No. 1-6544).

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.4	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated November 16, 2011, incorporated by reference to Exhibit 3.5 to Form 10-Q for the quarter ended December 31, 2011 (File No. 1-6544).

10.1#	—	Second Amendment to the Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.2#	—	First Amendment to the Sixth Amended and Restated Executive Deferred Compensation Plan.

10.3#	—	First Amendment to the Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan.

10.4#	—	Third Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan.

15.1#	—	Report from Ernst & Young LLP dated May 8, 2012, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—	The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 8, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets as of March 31, 2012, July 2, 2011 and April 2, 2011, (ii) Consolidated Results of Operations for the thirteen and thirty-nine week periods ended March 31, 2012 and April 2, 2011, (iii) Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine week periods ended March 31, 2012 and April 2, 2011, (iv) Consolidated Cash Flows for the thirty-nine week periods ended March 31, 2012 and April 2, 2011, and (v) the Notes to Consolidated Financial Statements.

#	Filed herewith