Form 10-K
period 2012-06-30
SYSCO CORP
filed 2012-08-28
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6544

________________

Sysco Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-1648137
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)
1390 Enclave Parkway	77077-2099
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code:

(281) 584-1390

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange

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

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated Filer £ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $17,092,025,000 as of December 31, 2011 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 30, 2011, as reported by The Wall Street Journal (Southwest Edition)). As of August 15, 2012, the registrant had issued and outstanding an aggregate of 586,604,951 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2012 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

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

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock. Since our formation, we have grown from $115.0 million to $42.4 billion in annual sales, both through internal expansion of existing operations and through acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending June 30, 2012 for fiscal 2012, a 52-week year ending July 2, 2011 for fiscal 2011 and a 53-week year ending July 3, 2010 for fiscal 2010.

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

Operating Segments

Sysco provides food and related products to the foodservice or food-away-from-home industry. Under the accounting provisions related to disclosures about segments of an enterprise, we have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined by accounting standards. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to their customers. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to chain restaurant customer locations. Our other segments include our specialty produce and lodging industry products segments, a company that distributes specialty imported products and a company that distributes to international customers. Specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products. Our lodging industry products company distributes personal care guest amenities, equipment, housekeeping supplies, room accessories and textiles to the lodging industry. Selected financial data for each of our reportable segments as well as financial information concerning geographic areas can be found in Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8.

Customers and Products

    Sysco’s customers in the foodservice industry include restaurants, hospitals, schools, hotels, industrial caterers and other similar venues where foodservice products are served. Services to our customers are supported by similar physical facilities, vehicles, material handling equipment and techniques, and administrative and operating staffs.

The products we distribute include:

•	a full line of frozen foods, such as meats, fully prepared entrees, fruits, vegetables and desserts;
•	a full line of canned and dry foods;
•	fresh meats;
•	dairy products;
•	beverage products;
•	imported specialties; and
•	fresh produce.

We also supply a wide variety of non-food items, including:

•	paper products such as disposable napkins, plates and cups;
•	tableware such as china and silverware;
•	cookware such as pots, pans and utensils;

•	restaurant and kitchen equipment and supplies; and
•	cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

	2012	2011	2010
Canned and dry products	19%	19%	19%
Fresh and frozen meats	19	18	17
Frozen fruits, vegetables, bakery and other	14	14	14
Dairy products	10	11	10
Poultry	10	10	10
Fresh produce	8	8	9
Paper and disposables	8	8	8
Seafood	5	5	5
Beverage products	4	4	4
Janitorial products	2	2	2
Equipment and smallwares	1	1	2
Medical supplies (1)	-	-	-
	100%	100%	100%

(1) Sales are less than 1% of total

Our distribution centers, which we refer to as operating companies, distribute nationally-branded merchandise, as well as products packaged under our private brands. Products packaged under our private brands have been manufactured for Sysco according to specifications that have been developed by our quality assurance team.  In addition, our quality assurance team certifies the manufacturing and processing plants where these products are packaged, enforces our quality control standards and identifies supply sources that satisfy our requirements.

We believe that prompt and accurate delivery of orders, competitive pricing, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of foodservice products to our customers. Our operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice. Through our approximately 13,600 sales and marketing representatives and support staff of Sysco and our operating companies, we stay informed of the needs of our customers and acquaint them with new products and services. Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers’ businesses.

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended June 30, 2012.

Based upon available information, we estimate that sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2012	2011	2010
Restaurants	63%	62%	62%
Hospitals and nursing homes	10	11	11
Hotels and motels	5	6	6
Schools and colleges	6	5	5
Other	16	16	16
Totals	100%	100%	100%

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

We administer a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products. The program covers the purchasing and marketing of Sysco Brand merchandise as well as products from a number of national brand suppliers, encompassing substantially all product lines. Sysco’s operating companies purchase product from the suppliers participating in these consolidated programs and from other suppliers, although Sysco Brand products are only available to the operating companies through these consolidated programs.  We also focus on increasing profitability by lowering operating costs and by lowering aggregate inventory levels, which reduces future facility expansion needs at our broadline operating companies, while providing greater value to our suppliers and customers.  This includes the construction and operation of regional distribution centers (RDCs), which aggregate inventory demand to optimize the supply chain activities for certain products for all Sysco broadline operating companies in the region.  Currently, we have two RDCs in operation, one in Virginia and one in Florida.

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

Corporate Headquarters And Shared Services Center

Our corporate staff makes available a number of services to our operating companies. Members of the corporate staff possess experience and expertise in, among other areas, accounting and finance, treasury, legal, cash management, information technology, employee benefits, engineering, real estate and construction, risk management and insurance, sales and marketing, distribution, payroll, human resources, training and development, strategy, and tax compliance services. The corporate office also makes available warehousing and distribution services, which provide assistance in operational best practices including space utilization, energy conservation, fleet management and work flow.

Our shared services center performs support services for employees, suppliers and customers, payroll administration, human resources, customer and vendor contract administration, financial services such as vendor payments, invoicing, cash application, certain credit services, accounting and sales and use tax administration, procurement and maintenance support and sales support for some of our operating companies.

Capital Improvements

To maximize productivity and customer service, we continue to modernize, expand and construct new distribution facilities. During fiscal 2012, 2011 and 2010, approximately $784.5 million, $636.4 million and $594.6 million, respectively, were invested in technology, facilities, delivery fleet and other capital asset enhancements. We estimate our capital expenditures in fiscal 2013 should be in the range of $600 million to $650 million. During the three years ended June 30, 2012, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings. We expect to finance our fiscal 2013 capital expenditures from the same sources.

Employees

As of June 30, 2012, we had approximately 47,800 full-time employees, approximately 17% of whom were represented by unions, primarily the International Brotherhood of Teamsters. Contract negotiations are handled by each individual operating company. Approximately 17% of our union employees are covered by collective bargaining agreements which have expired or will expire during fiscal 2013 and are subject to renegotiation. Since June 30, 2012,  one contract covering 48 of such employees has been renegotiated.  We consider our labor relations to be satisfactory.

Competition

Industry sources estimate that there are more than 15,000 companies engaged in foodservice distribution in the United States. Our customers may also choose to purchase products directly from retail outlets or negotiate prices directly with our suppliers. While we compete primarily with local and regional distributors, a few organizations compete with us on a national basis. We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices.  An additional competitive factor for our larger chain restaurant customers is the ability to provide a national distribution network.  We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17.5% of this approximately $225 billion annual market.  We believe, based upon industry trade data, that our sales to the United States and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2012. While adequate industry statistics are not available, we believe that in most instances our local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas.  We believe our competitive advantages include our more than 8,000 marketing associates, our diversified product base, which includes a differentiated group of high quality Sysco brand products, the diversity in the types of customers we serve, our economies of scale and our wide geographic presence in the United States and Canada, which mitigates some of the impact of regional economic declines that may occur over time and provides a national distribution network for larger chain restaurant customers. We believe our liquidity and access to capital provides us the ability to continuously invest in business improvements.  We are the only publicly-traded distributor in the food-away-from-home industry in the United States. While our public company status provides us with some advantages, including access to capital, we believe it also provides us with some disadvantages that our competitors do not have in terms of additional costs related to complying with regulatory requirements.

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

In Canada, the Canadian Food Inspection Agency administers and enforces the food safety and nutritional quality standards established by Health Canada under the Canadian Food and Drugs Act and under other related federal legislation, including the Canada Agricultural Products Act, the Meat Inspection Act, the Fish Inspection Act and the Consumer Packaging and Labelling Act (as it relates to food). These laws regulate the processing, storing, grading, packaging, marking, transporting and inspection of certain Sysco product lines as well as the packaging, labeling, sale, importation and advertising of pre-packaged and certain other products.

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

General

We have numerous trademarks that are of significant importance, including the SYSCO® trademark and our privately-branded product trademarks that include the SYSCO® trademark.  These trademarks and the private brands on which they are used are widely recognized within the foodservice industry.  Approximately half of our privately-branded sales are from products labeled with our SYSCO® trademark without any other trademark.  We believe the loss of the SYSCO®  trademark would have a material adverse effect on our results of operations.  Our U.S. trademarks are effective for a ten-year period and the company generally renews its trademarks before their expiration dates unless a particular trademark is no longer in use. The company does not have any material patents or licenses.

We are not engaged in material research and development activities relating to the development of new products or the improvement of existing products.

Our sales do not generally fluctuate significantly on a seasonal basis; therefore, the business of the company is not deemed to be seasonal.

As of June 30, 2012, we operated 185 distribution facilities throughout the United States, Canada and Ireland.

Item 1A.  Risk Factors

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes contained in this report. The following discussion of risks is not all inclusive but is designed to highlight what we believe are the most significant factors to consider when evaluating our business. These factors could cause our future results to differ from our expectations expressed in the forward-looking statements identified on page 39 and from historical trends.

Industry and General Economic Risks

Periods of significant or prolonged inflation or deflation affect our product costs and may negatively impact our profitability

Volatile food costs have a direct impact on our industry. Periods of product cost inflation may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, which may have a negative impact on our business and our profitability. In addition, product cost inflation may negatively impact consumer spending decisions, which could adversely impact our sales. Conversely, our business may be adversely impacted by periods of product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Our estimate for the inflation in Sysco’s cost of goods was 5.5% in fiscal 2012, compared to estimated inflation of 4.6% in fiscal 2011 and deflation of 1.5% in fiscal 2010.

Our results and financial condition are directly affected by the volatility in the global economic environment and local market conditions and low consumer confidence, which can adversely affect our sales, margins and net income

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins and is especially susceptible to trends in economic activity, such as the recent global recession.  The global economic environment has been characterized by weak economies, persistently high unemployment rates, inflationary pressures and extreme volatility in financial markets worldwide, which has been exacerbated by the significant uncertainty associated with the ongoing sovereign debt crisis in certain Eurozone countries. In addition, our results of operations are substantially affected by local operating and economic conditions, which can vary substantially by market.  The difficult economic conditions can affect us in the following ways:

•	Unfavorable conditions can depress sales in a given market.
•

Food cost and fuel cost inflation experienced by the consumer can lead to reductions in the frequency of dining out and the amount spent by consumers for food-away-from-home purchases which could be negatively impact our business by reduced demand for our products.

•

Heightened uncertainty in the financial markets negatively affect consumer confidence and discretionary spending and can cause disruptions with our customers and suppliers from tighter credit markets, temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers and/or liquidity issues resulting from an inability to access credit markets to obtain cash to support operations.

This environment has adversely affected both business and consumer confidence and spending, and uncertainty about the long-term investment environment could further depress capital investment and economic activity.

Competition in our industry may adversely impact our margins and our ability to retain customers and makes it difficult for us to maintain our market share, growth rate and profitability

The foodservice distribution industry is highly competitive, with numerous regional and local competitors, and is a mature industry characterized by slowing revenue growth. Additionally, new competition could arise from non-traditional sources, group purchasing organizations or consolidation among competitors. New competitive sources may result in increased focus on pricing and on limiting price increases, or may require increased discounting. Such competition may result in margin erosion and/or make it difficult for us to attract and retain customers.

Increased competition within the industry and general economic conditions have served to further increase pressure on the industry’s profit margins, and continued margin pressure within the industry may have a material adverse impact on our operating results and profitability. Although our sales historically have grown faster than the market, in recent years we have experienced slowing revenue growth. These trends have placed pressure on our profit margins and made it more difficult to achieve growth and pass along cost increases.  We expect these trends to continue for the foreseeable future.  If we are unable to effectively differentiate ourselves from our competitors, our market share, sales and profitability, through increased expenditures or decreased prices, could be adversely impacted.

We may not be able to fully compensate for increases in fuel costs and forward purchase commitments intended to contain fuel costs could result in above market fuel costs

Volatile fuel prices have a direct impact on our industry. The cost of fuel affects the price paid by us for products as well as the costs incurred by us to deliver products to our customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee that we can do so again if another period of high fuel costs occurs. If fuel costs increase again in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our business and our profitability. We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at prices equal to the then-current market price for diesel. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than market costs for a portion of our diesel fuel.

Business and Operational Risks

Our ability to meet our long-term strategic objectives to grow the profitability of our business depends largely on the success of the Business Transformation Project

 In fiscal 2009, we commenced our Business Transformation Project, which currently consists of three main components:

•

the design and deployment of an Enterprise Resource Planning (ERP) system to implement an integrated software system to support a majority of our business processes and further streamline our operations;

•

a cost transformation initiative to lower our cost structure by $300 million to $350 million annually by fiscal 2015.  These include initiatives to increase our productivity in the warehouse and delivery activities including fleet management and maintenance activities.  It also involves improving sales productivity and reducing general and administrative expenses, partially through aligning compensation and benefit plans; and

•

a product cost reduction initiative which is designed to lower our total product costs by $250 million to $300 million annually by fiscal 2015.  This initiative involves the use of market data and customer insights to make changes to product pricing and product assortment.  We believe there are opportunities to more effectively provide the products that our customers want, to benefit from our purchasing power and to create mutually beneficial partnerships with our suppliers.  We believe that procuring greater quantities with select vendors will result in reduced prices for our product purchases.

Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs exceeded the benefits during the testing stages of implementation of ERP, including in fiscal 2012.  We believe the costs will exceed the benefits in fiscal 2013.  Successfully managing deployment is critical to our business success.  While we expect all three components of the Business Transformation Project to enhance our value proposition to customers and suppliers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.

The actual cost of the ERP system may be greater or less than currently expected and delays in the execution of deployment may adversely affect our business and results of operations

ERP implementations are complex and time-consuming projects that involve substantial investments in system software and implementation activities over a multi-year timeframe. Our cost estimates related to our ERP system are based on assumptions which are subject to wide variability, require a great deal of judgment, and are inherently uncertain.  Thus, the actual costs of the project in fiscal 2013 (and beyond) may be greater or less than currently expected.  For example, as we continue implementation of the project, we have encountered, and we may continue to encounter, the need for changes in design or revisions of the project calendar and budget, including incurring expenses at an earlier or later time than currently anticipated.  In addition, implementation of the systems require significant management attention and resources over an extended period of time and any significant design errors or delay in the implementation of the systems could materially and adversely affect our operating results and impact our ability to manage our business. Delays in deployment, additional operating problems discovered in the underlying information technology systems’ processes, cost overages or limitations on the extent of the business transformation during the ERP implementation process adversely affect our business and results of operations. In addition, because the implementation is expected to continue to involve a significant capital commitment, our business, results of operations and liquidity may also be adversely affected if the ERP system, and the associated process changes, do not prove to be cost effective or do not result in the cost savings and other benefits at the levels that we anticipate. There can be no guarantee that we will be able to realize the intended results of the system software and implementation activities. We expect costs to continue to outweigh benefits for fiscal 2013 as we commence deployment.

We may not realize anticipated benefits from our cost reduction efforts

We have implemented a number of cost reduction initiatives that we believe are necessary to position our business for future success and growth. Our future success and earnings growth depend upon our ability to achieve a lower cost structure and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity and reduced profitability. If we are unable to realize the anticipated benefits from our cost cutting efforts, we could become cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.

We may not realize anticipated benefits from our product cost reduction initiative

Our product cost reduction initiative will be deployed to use market data and customer insights to make changes to product pricing and product assortment issues.  This initiative aims to improve our offerings to customers, strengthen strategic relationships with suppliers, and improve our sales and profit margins.  The implementation of changes may not result in the cost savings and other benefits at the levels that we anticipate, or at all.

Conditions beyond our control can interrupt our supplies and increase our product costs

We obtain substantially all of our foodservice and related products from third-party suppliers. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In the summer months of 2012, certain agricultural areas of the United States have experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period.  Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

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

Expanding into international markets and complementary lines of business presents unique challenges, and our expansion efforts with respect to international operations and complementary lines of business may not be successful

In addition to our domestic activities, an element of our strategy includes the possibility of further expansion of operations into international markets. Our ability to successfully operate in international markets may be adversely affected by local laws and customs, legal and regulatory constraints, including compliance with the Foreign Corrupt Practices Act, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future. Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences, maintaining product quality and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future sales and cash flows from our international operations.

Another element of our strategy includes the possibility of expansion into businesses that are closely related or complementary to, but not currently part of, our core foodservice distribution business. Our ability to successfully operate in these complementary business markets may be adversely affected by legal and regulatory constraints, including compliance with regulatory programs to which we become subject. Risks inherent in branching out into such complementary markets also include the costs and difficulties of managing operations outside of our core business, which may require additional skills and competencies, as well as difficulties in identifying and gaining access to suppliers or customers in new markets.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business

We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as food safety and sanitation, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety, including regulations of the FDA, USDA, U.S. Occupational Safety and Health Administration, federal motor carrier safety, data privacy, environmental protection, the import and export of goods and customs regulations, the False Claims Act, the Foreign Corrupt Practices Act and the services we provide in connection with governmentally funded entitlement programs. From time to time, both federal and state governmental agencies have conducted audits of our billing practices as part of investigations of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these audits. While we attempt to comply with all applicable laws and regulations, we cannot represent that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, seizures or debarments from contracting with the government. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

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

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position

 As of June 30, 2012, we had approximately $3 billion of total indebtedness. We have a Board-approved commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1.3 billion; a revolving credit facility supporting our U.S. and Canadian commercial paper programs in the amount of $1.0 billion set to expire on December 29, 2016; and certain uncommitted bank lines of credit providing for unsecured borrowings for working capital of up to $95.0 million. In June 2012, we issued $750 million in senior notes, which contributed to an increase in our total indebtedness.  Our indebtedness may further increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. Our increased level of indebtedness and the ultimate cost of such indebtedness could have a negative impact on our liquidity, cost of capital and financial results.

Technology dependence could have a material negative impact on our business

 Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network. We use software and other technology systems, among other things, to generate and select orders, to load and route trucks and to monitor and manage our business on a day-to-day basis.  Any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business and result in increased costs. Furthermore, process changes will be required as we continue to use our existing warehousing, delivery, and payroll systems to support operations as we implement the ERP system. While Sysco has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits.

We may be required to pay material amounts under multiemployer defined benefit pension plans

We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 10% of our current employees are participants in such multiemployer plans. In fiscal 2012, our total contributions to these plans were approximately $68 million, which included payments for withdrawal liabilities of $34 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit.  Based upon the information available to us from plan administrators, we believe that several of these multiemployer plans are underfunded. The unfunded liabilities of these plans may result in increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $205 million as of June 30, 2012.  A significant increase to funding requirements could adversely affect the Company’s financial condition, results of operations or cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase and our earnings may decrease should financial markets experience future declines

Our company-sponsored qualified pension plan (Retirement Plan) holds investments in both equity and fixed income securities. The amount of our annual contribution to the plan is dependent upon, among other things, the returns on the plan’s assets and discount rates used to calculate the plan’s liability. Our expense is also impacted by these items. Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and pension expense to increase and can result in a reduction to shareholders’ equity on our balance sheet at fiscal year-end, which is when this plan’s funded status is measured. Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our discount rate at fiscal year-end. Specifically, decreases in these interest rates may have an adverse impact on our results of operations. To the extent financial markets experience future declines similar to those experienced in fiscal 2008 through the beginning of fiscal 2010, and/or interest rates on high quality bonds in the public markets decline, our required contributions and pension expense may increase for future years as our funded status decreases, which could have an adverse impact on our liquidity and results of operations.

At the end of fiscal 2012, we decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees will be eligible for additional contributions under an enhanced, defined contribution plan.  While these actions will serve to limit future growth in our pension liabilities, we had a sizable pension obligation of $2.7 billion as of June 30, 2012 which could continue to impact our funding requirements and our earnings.  Additionally, although recent pension funding relief legislation has served to defer some required funding, additional contributions may be required if our plan is not fully funded when the provisions that provided the relief are phased out.  See Note 13, “Company-Sponsored Employee Benefit Plans” to the Consolidated Financial Statements in Item 8 for a discussion of the funded status of the Retirement Plan.

Failure to successfully renegotiate union contracts could result in work stoppages

As of June 30, 2012, approximately 8,200 employees at 50 operating companies were members of 53 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2013, 15 agreements covering approximately 1,400 employees have expired or will expire. Since June 30, 2012, one contract covering 48 of the approximately 1,400 employees has been renegotiated. Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each state, province or country and the aggregate square footage devoted to cold and dry storage as of June 30, 2012.

Location	Number of Facilities	Cold Storage (Square Feet in thousands)	Dry Storage (Square Feet in thousands)	Segment Served*
Alabama	2	184	228	BL
Alaska	1	43	26	BL
Arizona	3	138	120	BL, O
Arkansas	2	131	88	BL, O
California	17	1,088	1,144	BL, S, O
Colorado	5	283	227	BL, S, O
Connecticut	3	160	109	BL, O
District of Columbia	1	7	7	BL
Florida	15	1,269	911	BL, S, O
Georgia	7	324	454	BL, S, O
Idaho	2	84	88	BL
Illinois	6	402	535	BL, S, O
Indiana	1	100	109	BL
Iowa	1	93	95	BL
Kansas	1	177	171	BL
Kentucky	1	92	106	BL
Louisiana	1	134	113	BL
Maine	1	59	50	BL
Maryland	2	291	252	BL
Massachusetts	3	397	395	BL, S
Michigan	4	320	363	BL, S
Minnesota	2	150	135	BL
Mississippi	1	95	69	BL
Missouri	2	107	95	BL, S
Montana	1	120	121	BL
Nebraska	2	217	232	BL
Nevada	3	193	109	BL, O
New Jersey	4	140	453	BL, O
New Mexico	1	120	108	BL
New York	3	417	317	BL
North Carolina	6	334	300	BL, S, O
North Dakota	1	46	59	BL
Ohio	6	419	400	BL, S, O
Oklahoma	4	189	157	BL, S, O
Oregon	3	177	160	BL, S
Pennsylvania	4	460	405	BL, S
Rhode Island	1	3	-	BL
South Carolina	1	151	98	BL
Tennessee	5	412	424	BL, O
Texas	17	1,127	1,057	BL, S, O
Utah	1	161	107	BL
Virginia	3	564	410	BL
Washington	1	134	92	BL
Wisconsin	2	287	242	BL
Alberta, Canada	3	218	216	BL
British Columbia, Canada	8	279	254	BL, O
Manitoba, Canada	1	76	105	BL
New Brunswick, Canada	2	48	48	BL
Newfoundland, Canada	1	40	25	BL
Nova Scotia, Canada	1	31	42	BL
Ontario, Canada	11	478	430	BL, O
Quebec, Canada	3	50	101	BL
Saskatchewan, Canada	1	46	63	BL
Ireland	1	44	40	BL
Total	185	13,109	12,465

*  Segments served include Broadline (BL), SYGMA (S) and Other (O).

We own approximately 21,279,000 square feet of our distribution facilities (or 83.2% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2013 to fiscal 2032, exclusive of renewal options. Certain of the facilities owned by the company are subject to industrial revenue bond financing arrangements totaling $13.6 million as of June 30, 2012. Such industrial revenue bond financing arrangements mature at various dates through fiscal 2026.

We own our approximately 625,000 square foot headquarters office complex in Houston, Texas.  In addition, we own our approximately 669,000 square foot shared services complex in Cypress, Texas.

We are currently constructing a fold-out facility in southern California.

As of June 30, 2012, our fleet of approximately 9,100 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods. We own approximately 92% of these vehicles and lease the remainder.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The principal market for Sysco’s common stock (SYY) is the New York Stock Exchange. The table below sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the periods indicated.

			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
Fiscal 2011:
First Quarter	$31.55	$27.13	$0.25
Second Quarter	30.18	28.22	0.26
Third Quarter	30.54	27.31	0.26
Fourth Quarter	32.76	27.81	0.26
Fiscal 2012:
First Quarter	$31.73	$25.48	$0.26
Second Quarter	29.62	25.09	0.27
Third Quarter	31.18	28.70	0.27
Fourth Quarter	30.20	27.05	0.27

The number of record owners of Sysco’s common stock as of August 15, 2012 was 13,529.

As indicated in the table below, we did not make any share repurchases during the fourth quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
April 1 – April 28	-	$-	-	23,386,600
Month #2
April 29 – May 26	-	-	-	23,386,600
Month #3
May 27 – June 30	-	-	-	23,386,600
Total	-	$-	-	23,386,600

On August 27, 2010, the Board of Directors approved the repurchase of 20,000,000 shares.    On November 16, 2011, the Board of Directors approved the repurchase of an additional 20,000,000 shares. Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.

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

 The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Index was $100 on the last trading day of fiscal 2007, and that all dividends were reinvested. Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

	6/30/07	6/28/08	6/27/09	7/3/10	7/2/11	6/30/12
Sysco Corporation	$100	$88	$75	$95	$109	$107
S&P 500	100	87	64	73	97	101
S&P 500 Food/Staple Retail Index	100	104	86	87	113	130

Item 6.  Selected Financial Data

	Fiscal Year
	2012	2011	2010 (53 Weeks)	2009	2008
	(In thousands except for per share data)
Sales	$42,380,939	$39,323,489	$37,243,495	$36,853,330	$37,522,111

Operating income	1,890,632	1,931,502	1,975,868	1,872,211	1,879,949

Earnings before income taxes	1,784,002	1,827,454	1,849,589	1,770,834	1,791,338
Income taxes	662,417	675,424	669,606	714,886	685,187
Net earnings	$1,121,585	$1,152,030	$1,179,983	$1,055,948	$1,106,151

Net earnings:
Basic earnings per share	$1.91	$1.96	$1.99	$1.77	$1.83
Diluted earnings per share	1.90	1.96	1.99	1.77	1.81

Dividends declared per share	$1.07	$1.03	$0.99	$0.94	$0.85

Total assets	$12,094,972	$11,385,555	$10,313,701	$10,148,486	$10,010,615
Capital expenditures	784,501	636,442	594,604	464,561	515,963

Current maturities of long-term debt	$254,650	$207,031	$7,970	$9,163	$4,896
Long-term debt	2,763,688	2,279,517	2,472,662	2,467,486	1,975,435
Total long-term debt	3,018,338	2,486,548	2,480,632	2,476,649	1,980,331
Shareholders’ equity	4,685,040	4,705,242	3,827,526	3,449,702	3,408,986
Total capitalization	$7,703,378	$7,191,790	$6,308,158	$5,926,351	$5,389,317
Ratio of long-term debt to capitalization	39.2%	34.6%	39.3%	41.8%	36.7%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Any non-GAAP financial measure will be denoted as an adjusted measure and excludes expenses from our Business Transformation Project, from withdrawals from multiemployer pension plans, restructuring charges, corporate-owned life insurance policies (COLI) policies, recognized tax benefits and the impact of the 53rd week in fiscal 2010.  More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our operations are primarily located throughout the United States, Canada and Ireland and include broadline companies (which include our custom-cut meat operations), SYGMA (our chain restaurant distribution subsidiary), specialty produce companies, hotel supply operations, a company that distributes specialty imported products and a company that distributes to international customers.

We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17.5% of this approximately $225 billion annual market.  According to industry sources, the foodservice, or food-away-from-home, market represents approximately 46% of the total dollars spent on food purchases made at the consumer level in the United States.

Industry sources estimate the total foodservice market in the United States experienced a real sales decline of approximately 0.4% in calendar year 2011 and 2.5% in calendar year 2010.  Real sales declines do not include the impact of inflation or deflation.

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

Highlights

High levels of product costs and an uneven economic recovery contributed to a challenging business environment in fiscal 2012.  Our case volume growth has shown modest improvement in a low growth market environment.  However, our earnings declined due to high levels of inflation and rising operating expenses, driven in part by our expenses related to our Business Transformation Project.

     Comparison of results from fiscal 2012 to fiscal 2011:

•	Sales increased 7.8% to $42.4 billion primarily due to increased prices due to inflation and secondarily from case volume growth.
•

Operating income decreased 2.1%, or $40.9 million, to $1.9 billion, primarily driven by lower gross margins and increased operating expenses partially from increased expenses from payroll and our Business Transformation Project.  These expense increases were partially offset by increases in gross profit dollars.  Adjusted operating income increased 3.0%, or $60.9 million.

•	Net earnings decreased 2.6% to $1.1 billion primarily due to the decline in operating income. Adjusted net earnings increased 4.7%, or $56.4 million.
•

Basic and diluted earnings per share in fiscal 2012 were $1.91 and $1.90, respectively.  This represents a 2.6% decrease from the comparable prior year period amount for basic earnings per share of $1.96 per share and a 3.1% decrease from the comparable prior year period amount for diluted earnings per share of $1.96.  Adjusted diluted earnings per share were $2.13 in fiscal 2012 and $2.04 in fiscal 2011, an increase of 4.4%.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Trends

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, have contributed to a slow rate of recovery in the foodservice market.  According to industry sources, real sales for the total foodservice market in the United States are not expected to grow significantly over the next year.

We experienced prolonged levels of high product cost inflation during most of fiscal 2012 as compared to fiscal 2011.  Our product cost inflation reached a high of 7.3% in the first quarter of fiscal 2012 and a low of 3.3% in the fourth quarter of fiscal 2012.  While we are generally able to pass on modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin percentage without negatively impacting our customers’ business and therefore our business.  In the summer months of 2012, certain agricultural areas of the United States have experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.

We have experienced higher operating costs this fiscal year.  Some of the increase has resulted from increased pay-related expenses.  Sales compensation includes commissions which are driven by gross profit dollars and case volumes, and delivery compensation includes activity-based pay which is driven by case volumes.  Since these drivers are variable in nature, increased gross profit dollars and case volumes have increased sales and delivery compensation.  We believe pay-related expense could continue to increase if gross profit dollars and case volumes increase; however, the impact of our productivity related initiatives could favorably impact the magnitude of this trend.  Fuel costs are expected to stabilize provided that fuel prices do not significantly change from their current levels.  Our Business Transformation Project is a key part of our strategy to control costs and grow our market share over the long-term.   This project includes an integrated software system that went into deployment in August 2012.  We believe expenses related to the project will increase in fiscal 2013 as compared to fiscal 2012 due to amortization of the software asset and increased deployment costs.

Net company-sponsored pension costs for our Retirement Plan have experienced volatility over the past five years primarily due to changes in interest rates which are used to determine the discount rates for our pension obligations and our pension asset performance.  For most of these periods, we have experienced significantly increased pension expense.  At the end of fiscal 2012, Sysco decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees will be eligible for additional contributions under an enhanced, defined contribution plan.  Pension costs will decrease in fiscal 2013 primarily due to this plan freeze.  Our expenses related to our defined contribution plan will increase in fiscal 2013 and will more than offset our reduced pension costs; however, over the long-term, we believe the changes to both plans will result in reduced volatility of retirement related expenses and a reduction in total retirement related expenses.

Strategy

We are focused on optimizing our core broadline business in the U.S. and Canada, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value by expanding beyond our core business.  Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming each of our customers’ most valued and trusted business partner.  We have identified five strategies to help us achieve our mission and vision:

•

Profoundly enrich the experience of doing business with Sysco:  Our primary focus is to help our customers succeed. We believe that by building on our current competitive advantages, we will be able to further differentiate our offering to customers.  Our competitive advantages include our sales force of over 8,000 marketing associates; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers such as business reviews and menu analysis; and our wide geographic presence in the United States and Canada.  In addition, we have a portfolio of businesses spanning broadline, specialty meat, chain restaurant distribution, specialty produce, hotel amenities, specialty import and export which serves our customers’ needs across a wide array of business segments.  We believe this strategy of enriching the experience of doing business with Sysco will increase customer retention and profitably accelerate sales growth with both existing and new customers.

•

Continuously improve productivity in all areas of our business:  Our multi-year Business Transformation Project is designed to improve productivity and reduce costs.  An integrated software system is included in this project and will support a majority of our business processes to further streamline our operations and reduce costs. These systems are commonly referred to as Enterprise Resource Planning (ERP) systems. We view the technology as an important enabler of this project; however the larger outcome of this project will be from transformed processes that standardize portions of our operations.  This includes a shared business service center to centrally manage certain back-office functions that are currently performed at a majority of our operating companies.  This project also includes removing costs from our operations through improved productivity without impacting our service to our customers.  We continue to optimize warehouse and delivery activities across the corporation to achieve a more efficient delivery of products to our customers and we seek to improve sales productivity and lower general and administrative costs.  We also have a product cost reduction initiative to provide the right products to our customers while leveraging our purchasing power.

•

Expand our portfolio of products and services by initiating a customer-centric innovation program:  We continually explore opportunities to provide new and improved products, technologies and services to our customers.

•

Explore, assess and pursue new businesses and markets: This strategy is focused on identifying opportunities to expand the core business through growth in new international markets and in adjacent areas that complement our core foodservice distribution business.   As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses.

•

Develop and effectively integrate a comprehensive, enterprise-wide talent management process:  Our ability to drive results and grow our business is directly linked to having the best talent in the industry.  We are committed to the continued enhancement of our talent management programs in terms of how we recruit, select, train and develop our associates throughout Sysco as well as succession planning.  Our ultimate objective is to provide our associates with outstanding opportunities for professional growth and career development.

Business Transformation Project

In fiscal 2009, we commenced our Business Transformation Project, which currently consists of three main components:

•	the design and deployment of an ERP system to implement an integrated software system to support a majority of our business processes and further streamline our operations;
•	a cost transformation initiative to lower our cost structure; and
•	a product cost reduction initiative to use market data and customer insights to make changes to product pricing and product assortment issues.

In fiscal 2012, we continued to refine our ERP system after implementing it at two pilot operating companies.  The system has been deployed to three operating companies and we are targeting to convert 5 to 15 U.S. Broadline operating companies in fiscal 2013.  Our next five conversions will be in Texas and Louisiana.   We believe future conversions will be 15 to 25 U.S. Broadline operating companies per year from fiscal 2014 to fiscal 2016.  Although we expect the investment in the ERP system within our Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs will exceed the benefits during fiscal 2013.

Expenses related to the Business Transformation Project were $193.1 million in fiscal 2012 or $0.21 per share, $102.6 million in fiscal 2011 or $0.11 per share and $81.1 million in fiscal 2010 or $0.09 per share.  We anticipate that project expenses for fiscal 2013 will continue to significantly increase primarily due to the initiation of software amortization as the system was placed into service in August 2012.  Our costs will also increase from the ramp up of our shared services center, continuing costs for deployment of the software platform and information technology support costs.  Some of these increased costs will be partially offset by benefits obtained from the project, primarily in reduced headcount; however the costs will exceed the benefits in fiscal 2013.

Our cost transformation initiative seeks to lower our cost structure by $300 million to $350 million annually by fiscal 2015.  These include initiatives to increase our productivity in the warehouse and delivery activities including fleet management and maintenance activities.  It also involves improving sales productivity and reducing general and administrative expenses, partially through aligning compensation and benefit plans.

Our product cost reduction initiative is designed to lower our total product costs by $250 million to $300 million annually by fiscal 2015.  This initiative involves the use of market data and customer insights to make changes to product pricing and product assortment.  We believe there are opportunities to more effectively provide the products that our customers want, to benefit from our purchasing power and to create mutually beneficial partnerships with our suppliers.  We believe that procuring greater quantities with select vendors will result in reduced prices for our product purchases.

We expect our expenses related to the Business Transformation Project for fiscal 2013 to be approximately $300 million to $350 million net of benefits obtained from our shared services center.  We expect our capital expenditures related to this project to be approximately $5 million to $20 million.  In fiscal 2013, we believe we can obtain approximately 25% of the total expected annualized benefits of $550 million to $650 million.   If we are successful in obtaining these benefits in fiscal 2013, some of the trends noted above could be favorably impacted.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

			2010
	2012	2011	(53 Weeks)
Sales	100.0%	100.0%	100.0%
Cost of sales	81.9	81.2	80.7
Gross profit	18.1	18.8	19.3
Operating expenses	13.6	13.9	14.0
Operating income	4.5	4.9	5.3
Interest expense	0.3	0.3	0.3
Other expense (income), net	(0.0)	(0.0)	0.0
Earnings before income taxes	4.2	4.6	5.0
Income taxes	1.6	1.7	1.8
Net earnings	2.6%	2.9%	3.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the prior year:

2012	2011
Sales	7.8%	5.6%
Cost of sales	8.7		6.2
Gross profit	3.8		2.9
Operating expenses	5.9		4.8
Operating income	(2.1)		(2.2)
Interest expense	(4.1)		(5.7)
Other expense (income), net	(52.4)	(1)		(1)
Earnings before income taxes	(2.4)		(1.2)
Income taxes	(1.9)		0.9
Net earnings	(2.6)%		(2.4)%

Basic earnings per share	(2.6)%	(1.5)%
Diluted earnings per share	(3.1)	(1.5)

Average shares outstanding	0.2	(1.0)
Diluted shares outstanding	0.1	(0.8)

(1)     Other expense (income), net was income of $6.8 million in fiscal 2012,  income of $14.2 million in fiscal 2011 and expense of $0.8 million in fiscal 2010.

Sales

Sales for fiscal 2012 were 7.8%  higher than fiscal 2011. Sales for fiscal 2012 increased as a result of product cost inflation, and the resulting increase in selling prices, along with improving case volumes.  Changes in product cost, an internal measure of inflation, were approximately 5.5% during fiscal 2012.  Case volumes including acquisitions within the last 12 months improved approximately 3.0% during fiscal 2012.  Case volumes excluding acquisitions within the last 12 months improved approximately 2.5% during fiscal 2012.  Our case volumes represent our results from our Broadline and SYGMA segments only.  Sales from acquisitions in the last 12 months favorably impacted sales by 0.7% for fiscal 2012. The changes in the exchange rates used to translate our foreign sales into U.S. dollars did not have a significant impact on sales when compared to fiscal 2011.

Sales for fiscal 2011 were 5.6% higher than fiscal 2010.   After adjusting for the estimated impact of the 53rd week in fiscal 2010, the adjusted increase in sales in fiscal 2011 would have been 7.7%.  Sales for fiscal 2011 increased as a result of product cost inflation, and the resulting increase in selling prices, along with improving case volumes.  Estimated product cost increases, an internal measure of inflation, were approximately 4.6% during fiscal 2011.  Case volumes including acquisitions within the last 12 months improved approximately 4.1% during fiscal 2011.  Case volumes excluding acquisitions within the last 12 months improved approximately 3.4%

during fiscal 2011.  Sales from acquisitions in the last 12 months favorably impacted sales by 0.7% for fiscal 2011. The changes in the exchange rates used to translate our foreign sales into U.S. dollars positively impacted sales by 0.5% compared to fiscal 2010.

Operating Income

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight.  Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.

Fiscal 2012 vs. Fiscal 2011

Operating income decreased 2.1% in fiscal 2012 over fiscal 2011 to $1.9 billion, and as a percentage of sales, decreased to 4.5% of sales.  This decrease was primarily driven by declines in gross margin and increased operating expenses partially from increased expenses from payroll and our Business Transformation Project.  These expense increases were partially offset by increases in gross profit dollars.  Gross profit dollars increased 3.8% in fiscal 2012 as compared to fiscal 2011, and operating expenses increased 5.9% in fiscal 2012 as compared to fiscal 2011.  Adjusted operating income increased 3.0%, or $60.9 million, during fiscal 2012.

Gross profit dollars increased in fiscal 2012 as compared to fiscal 2011 primarily due to increased sales.  Gross margin,  which is gross profit as a percentage of sales, was 18.11% in fiscal 2012, a decline of 69 basis points from the gross margin of 18.80% in fiscal 2011.  This decline in gross margin was primarily the result of product cost inflation.  Other factors contributing to our gross margin decline were competitive pressures on pricing, segment mix changes where certain of our lower margin segments grew faster than our Broadline segment and our own strategy to gain market share.

Sysco’s product cost inflation was estimated as inflation of 5.5% during fiscal 2012.  Based on our product sales mix for fiscal 2012, we were most impacted by higher levels of inflation in the meat, canned and dry and frozen product categories in the range of 6% to 8%.  Our product cost inflation reached a high of 7.3% in the first quarter of fiscal 2012 and a low of 3.3% in the fourth quarter of fiscal 2012.  While we are generally able to pass through modest levels of inflation to our customers, we were unable to fully pass through these higher levels of product cost inflation with the same gross margin in these product categories without negatively impacting our customers’ business and therefore our business.  In the summer months of 2012, certain agricultural areas of the United States have experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period.  While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.  Our product cost reduction initiative is designed to lower our total product costs by $250 million to $300 million annually by fiscal 2015; however we believe the impact on our product costs in fiscal 2013 will be modest.

Gross profit dollars for fiscal 2012 also increased as a result of higher fuel surcharges.  Fuel surcharges were approximately $47.5 million higher in fiscal 2012 than in fiscal 2011 due to higher fuel prices incurred during fiscal 2012 and the application of fuel surcharges to a broader customer base for the entire fiscal period.  Assuming that fuel prices do not greatly vary from recent levels, we expect the level of fuel surcharges in fiscal 2013 to remain consistent with those experienced in fiscal 2012.

Operating expenses for fiscal 2012 increased 5.9% primarily due to increased pay-related expenses, increased expenses related to our Business Transformation Project, increased fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values as compared to the prior year period.  These increases were partially offset by decreases in net company-sponsored pension costs and lower provisions related to multiemployer pension plans.    Adjusted operating expenses increased 4.1%, or $221.0 million, in fiscal 2012 over fiscal 2011.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $153.7 million in fiscal 2012 over fiscal 2011.  The increase was primarily due to increased sales and delivery compensation and added costs from companies acquired within the last 12 months. Sales compensation includes commissions which are driven by gross profit dollars and case volumes, and delivery compensation includes activity-based pay which is driven by case volumes.  Since these drivers are variable in nature, increased gross profit dollars and cases volumes will increase sales and delivery compensation.  However, the impact of our productivity related initiatives could favorably impact the magnitude of this trend.  Also contributing to the increase was a restructuring charge related to severance incurred in the fourth quarter of fiscal 2012 of $6.4 million.

Expenses related to our Business Transformation Project, inclusive of pay-related expense, were $193.1 million in fiscal 2012 and $102.6 million in fiscal 2011, representing an increase of $90.5 million.   The increase in fiscal 2012 resulted from increased project spending, reduced capitalization of expenditures and expenses due to the ramp up of our shared services center. We anticipate that project expenses for fiscal 2013 will continue to increase primarily due to the initiation of software amortization as the system was placed into service in August 2012.  Additionally, the majority of the expenditures forecasted for fiscal 2013 will be expensed as the company is in the deployment phase of the project.  We believe the increase in project expenses, including all pay-related expenses, related to the Business Transformation Project in fiscal 2013 as compared to fiscal 2012 will be approximately $105 million to $155 million.

Fuel costs increased by $39.8 million in fiscal 2012 over fiscal 2011 primarily due to increased contracted and market diesel prices.  Our costs per gallon increased 13.0% in fiscal 2012 over fiscal 2011.   Our activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.  We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.

Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods.  In fiscal 2012, the forward purchase commitments resulted in an estimated $20.2 million of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.    In fiscal 2011, the forward purchase commitments resulted in an estimated $16.4 million of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.

As of June 30, 2012, we had forward diesel fuel commitments totaling approximately $96 million through April 2013.  Subsequent to June 30, 2012, we entered into forward diesel fuel commitments totaling approximately $20 million for May and June 2013.  These contracts will lock in the price of approximately 35% to 45% of our fuel purchase needs for the contracted periods at prices higher than the current market price for diesel.   Assuming that fuel prices do not rise significantly over recent levels during fiscal 2013, fuel costs exclusive of any amounts recovered through fuel surcharges, are not expected to fluctuate significantly as compared to fiscal 2012.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2013 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

We adjust the carrying values of our COLI policies to their cash surrender values on an ongoing basis.  The cash surrender values of these policies are largely based on the values of underlying investments, which through fiscal 2011 included publicly traded securities.  As a result, the cash surrender values of these policies fluctuated with changes in the market value of such securities.  The changes in the financial markets resulted in gains for these policies of $28.2 million in fiscal 2011.  Near the end of fiscal 2011, we reallocated all of our policies into low-risk, fixed-income securities to reduce earnings volatility and therefore our adjustments for fiscal 2012 were not significant.   Beginning with fiscal 2013, there should be no significant year-over-year impact from COLI adjustments as compared to fiscal 2013.

Net company-sponsored pension costs in fiscal 2012 were $27.3 million lower than in fiscal 2011.  The decrease in fiscal 2012 was due primarily to higher returns on assets of Sysco’s Retirement Plan obtained in fiscal 2011.    At the end of fiscal 2012, Sysco decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees will be eligible for additional contributions under an enhanced, defined contribution plan.  Net company-sponsored pension costs in fiscal 2013 have been determined as of the fiscal 2012 year-end measurement date and will decrease by approximately $26.5 million in fiscal 2013.  Our expenses related to our defined contribution plan will increase approximately $45 million to $55 million in fiscal 2013.  The decline in pension cost will occur evenly over fiscal 2013; however, the increased defined contribution expenses will occur in the last half of fiscal 2013 when these enhancements go into effect.  Over the long-term, we believe the changes to both plans will result in reduced volatility of retirement related expenses and a reduction in total retirement related expenses.   Absent the Retirement Plan freeze discussed above, net company-sponsored pension costs in fiscal 2013 would have increased $106.9 million instead of decreasing $26.5 million.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In the last two fiscal years, we voluntary withdrew from several multiemployer plans and recorded provisions of $21.9 million in fiscal 2012 and  $41.5 million in fiscal 2011.

We also measure our expense performance on a cost per case basis, which we seek to align with the gross profit that we are able to generate.  For our Broadline companies, our cost per case increased $0.04 per case as compared to fiscal 2011.  These increases primarily related to increased payroll costs and fuel costs discussed above.

Fiscal 2011 vs. Fiscal 2010

Operating income decreased 2.2% in fiscal 2011 over fiscal 2010 to $1.9 billion, and as a percentage of sales, declined to 4.9% of sales.  The decrease was driven by the absence of the 53rd week in fiscal 2011, gross profit dollars growing at a slower rate than sales and operating expenses increasing faster than gross profit partially due to charge of $41.5 million from withdrawals from multiemployer pension plans.  Gross profit dollars increased 2.9% in fiscal 2011 as compared to fiscal 2010, and operating expenses increased 4.8% in fiscal 2011.  Adjusted operating income increased 2.5%, or $50.8 million, in fiscal 2011 over fiscal 2010.

Gross profit dollars increased in fiscal 2011 as compared to fiscal 2010 primarily due to increased sales, partially offset by the negative comparison of the additional week included in fiscal 2010.  Gross margin was 18.80% in fiscal 2011, a decline of 50 basis points from the gross margin of 19.30% in fiscal 2010.  This decline in gross margin was primarily the result of the following factors described in the paragraphs below.

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

Operating expenses for fiscal 2011 increased 4.8% primarily due to higher pay-related expense, an increase in net company-sponsored pension costs, provisions for withdrawal from multiemployer pension plans and higher fuel costs as compared to the prior year period.  The impact of these operating expense increases was partially offset by a decrease in operating expenses of approximately $101.4 million resulting from the absence of the 53rd week in fiscal 2010. Adjusted operating expense increased 5.9%, or $298.8 million, in fiscal 2011 over fiscal 2010.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $61.1 million in fiscal 2011 over fiscal 2010.  The increase was primarily due to increased sales and delivery compensation.  Pay-related expenses from acquired companies and changes in the exchange rates used to translate our foreign sales into U.S. dollars also contributed to the increase.  Partially offsetting these increases were lower provisions for current management incentive bonuses of $13.9 million.

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

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In fiscal years 2011 and 2010, we voluntary withdrew from several multiemployer plans and recorded provisions of $41.5 million in fiscal 2011 and  $2.9 million in fiscal 2010.

Fuel costs increased by $33.0 million in fiscal 2011 over fiscal 2010 primarily due to increased contracted and market diesel prices.  Our costs per gallon increased 14.3% in fiscal 2011 over fiscal 2010.   Our forward fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods.  In fiscal 2011, the forward purchase commitments resulted in an estimated $16.4 million of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.    In fiscal 2010, the forward purchase commitments resulted in an estimated $1.5 million of additional fuel costs as the fixed price contracts were higher than market prices for the contracted volumes for a portion of the fiscal year.

For our Broadline companies, our cost per case increased $0.11 per case as compared to fiscal 2010.  These increases primarily related to increased payroll costs, increased fuel costs and charges created by withdrawing from multiemployer plans, all of which are discussed above.

Net Earnings

Net earnings for fiscal 2012 decreased 2.6% over the comparable prior year period.  This decrease was primarily due to changes in operating income discussed above.  Adjusted net earnings increased 4.7% during fiscal 2012.

Net earnings for fiscal 2011 decreased 2.4% over the comparable prior year period.  This decrease was primarily due to the absence of the 53rd week in fiscal 2011, the factors discussed above and an increase in the effective tax rate.  The effective tax rate for fiscal 2011 was 36.96%, compared to an effective tax rate of 36.20% for fiscal 2010.  The difference between the tax rates for the two periods resulted largely from the one-time reversal of interest accruals for tax contingencies related to our settlement with the Internal Revenue Service (IRS) in the first quarter of fiscal 2010.  Adjusted net earnings increased 3.6% during fiscal 2011.

The effective tax rate for fiscal 2012 was 37.13%.    Indefinitely reinvested earnings taxed at foreign statutory tax rates less than our domestic tax rate had the impact of reducing the effective tax rate.

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

The effective tax rate of 36.20% for fiscal 2010 was favorably impacted primarily by two items.  First, we recorded an income tax benefit of approximately $29.0 million resulting from the one-time reversal of a previously accrued liability related to the settlement with the IRS (See Note 18, “Income Taxes” for additional discussion).  Second, the gain of $21.6 million recorded to adjust the carrying value of COLI policies to their cash surrender values in fiscal 2010 was non-taxable for income tax purposes, and had the impact of decreasing income tax expense for the period by $8.3 million.

 Earnings Per Share

Basic and diluted earnings per share in fiscal 2012 were $1.91 and $1.90, respectively.  This represents a 2.6% decrease from the comparable prior year period amount for basic earnings per share of $1.96 per share and a 3.1% decrease from the comparable prior year period amount for diluted earnings per share of $1.96.  This decrease was primarily the result of the factors discussed above.    Adjusted diluted earnings per share was $2.13 in fiscal 2012 and $2.04 in fiscal 2011, or an increase of 4.4%.

Basic and diluted earnings per share decreased 1.5% in fiscal 2011 from the prior year.  This decrease was primarily the result of the absence of the 53rd week in fiscal 2011 and the factors discussed above, as well as a net reduction in shares outstanding.  The net reduction in both average and diluted shares outstanding was primarily due to share repurchases which occurred during the first 26 weeks of fiscal 2011.  Adjusted diluted earnings per share were $2.04 in fiscal 2011 and $1.95 in fiscal 2010, or an increase of 4.6%.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from our multi-year Business Transformation Project (BTP), significant charges from the withdrawal from a multiemployer pension plan (MEPP), restructuring charges and recognized tax benefits.  Additionally, near the end of fiscal 2011, we reallocated all of our investments in our COLI policies into low-risk, fixed-income securities and therefore we do not expect significant volatility in operating expenses, operating income, net earnings and diluted earnings per share in future periods related to these policies.  We experienced significant gains in these policies during fiscal 2011.  Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of the Business Transformation Project expenses, multiemployer pension plan charges, restructuring charges, COLI gains and tax benefits provides an important perspective with respect to underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over year basis.

In addition, Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending June 30, 2012 for fiscal 2012, a 52-week year ending July 2, 2011 for fiscal 2011 and a 53-week year ending July 3, 2010 for fiscal 2010.  Because the fourth quarter of fiscal 2010 contained an additional week as compared to fiscal 2011, our results of operations for fiscal 2010 are not directly comparable to fiscal 2011.  Management believes that adjusting the fiscal 2010 results of operations for the estimated impact of the additional week provides more comparable financial results on a year-over-year basis.  As a result, in the non-GAAP reconciliation below for fiscal 2011 compared to fiscal 2010, in addition to the specific line item impacts noted above, operating items have been adjusted by one-fourteenth of the total metric for the fourth quarter of fiscal 2010.  Failure to make these adjustments would cause the year-over-year changes in certain metrics such as sales, operating income, net earnings and diluted earnings per share to be overstated, whereas in certain cases, a metric may actually have increased rather than declined or declined rather than increased on a more comparable year-over-year basis.

The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes.  These financial measures should not be used as a substitute in assessing the company’s results of operations for periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  As a result, in the tables below, each period presented is adjusted to remove expenses related to the Business Transformation Project, significant charges incurred from the withdrawal from a multiemployer pension plan, restructuring charges, gains recorded on the adjustments to the carrying value of COLI policies and to remove the impact of tax benefits in fiscal 2011.  In addition, fiscal 2010 results are adjusted to remove the estimate impact of the 53rd week.

Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for fiscal 2012 and fiscal 2011:

	2012	2011	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$5,785,945	$5,463,210	$322,735	5.9%
Impact of BTP costs	(193,126)	(102,623)	(90,503)	88.2
Impact of MEPP charge	(21,899)	(41,544)	19,645	(47.3)
Impact of restructuring charge	(6,415)	-	(6,415)
Impact of COLI	3,721	28,197	(24,476)	(86.8)
Adjusted operating expenses (Non-GAAP)	$5,568,226	$5,347,240	$220,986	4.1%

Operating Income (GAAP)	$1,890,632	$1,931,502	$(40,870)	(2.1)%
Impact of BTP costs	193,126	102,623	90,503	88.2
Impact of MEPP charge	21,899	41,544	(19,645)	(47.3)
Impact of restructuring charge	6,415	-	6,415
Impact of COLI	(3,721)	(28,197)	24,476	(86.8)
Adjusted operating income (Non-GAAP)	$2,108,351	$2,047,472	$60,879	3.0%

Net earnings (GAAP)	$1,121,585	$1,152,030	$(30,445)	(2.6)%
Impact of BTP costs (net of tax) (1)	121,416	64,694	56,722	87.7
Impact of MEPP charge (net of tax) (1)	13,768	26,189	(12,421)	(47.4)
Impact of restructuring charge (net of tax) (1)	4,033	-	4,033
Impact of COLI	(3,721)	(28,197)	24,476	(86.8)
Impact of tax benefits	-	(14,032)	14,032	0.0
Adjusted net earnings (Non-GAAP)	$1,257,081	$1,200,684	$56,397	4.7%

Diluted earnings per share (GAAP)	$1.90	$1.96	$(0.06)	(3.1)%
Impact of BTP costs (2)	0.21	0.11	0.10	90.9
Impact of MEPP charge (2)	0.02	0.04	(0.02)	(50.0)
Impact of restructuring charge (2)	0.01	-	0.01
Impact of COLI (2)	(0.00)	(0.05)	0.05
Impact of tax benefits (2)	-	(0.02)	0.02
Adjusted diluted earnings per share (Non-GAAP)	$2.13	$2.04	$0.09	4.4%

Diluted shares outstanding	588,991,441	588,691,546

(1)     Tax impact of adjustments for Business Transformation Project, multiemployer pension plan expenses, restructuring charges was $82.2 million and $53.3 million for fiscal 2012 and 2011, respectively.

(2)     Individual components of diluted earnings per share may not sum to the total adjusted diluted earnings due to rounding.

Set forth below is a reconciliation of actual sales, operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for fiscal 2011 and fiscal 2010:

	2011	2010 (53 Weeks)	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Sales (GAAP)	$39,323,489	$37,243,495	$2,079,994	5.6%
Impact of 53rd week	-	739,177	(739,177)
Adjusted sales (Non-GAAP)	$39,323,489	$36,504,318	$2,819,171	7.7%

Operating expenses (GAAP)	$5,463,210	$5,212,439	$250,771	4.8%
Impact of 53rd week	-	(101,442)	101,442
Impact of BTP costs	(102,623)	(81,140)	(21,483)	26.5
Impact of MEPP charge	(41,544)	(2,944)	(38,600)
Impact of COLI	28,197	21,554	6,643	30.9
Adjusted operating expenses (Non-GAAP)	$5,347,240	$5,048,467	$298,773	5.9%

Operating Income (GAAP)	$1,931,502	$1,975,868	$(44,366)	(2.2)%
Impact of 53rd week	-	(41,720)	41,720
Impact of BTP costs	102,623	81,140	21,483	26.5
Impact of MEPP charge	41,544	2,944	38,600
Impact of COLI	(28,197)	(21,544)	(6,653)	30.9
Adjusted operating income (Non-GAAP)	$2,047,472	$1,996,688	$50,784	2.5%

Net earnings (GAAP)	$1,152,030	$1,179,983	$(27,953)	(2.4)%
Impact of 53rd week	-	(24,127)	24,127
Impact of BTP costs (net of tax) (1)	64,694	51,767	12,927	25.0
Impact of MEPP charge (net of tax) (1)	26,189	1,878	24,311
Impact of COLI	(28,197)	(21,544)	(6,653)	30.9
Impact of tax benefits	(14,032)	(28,895)	14,863	(51.4)
Adjusted net earnings (Non-GAAP)	$1,200,684	$1,159,062	$41,622	3.6%

Diluted earnings per share (GAAP)	$1.96	$1.99	$(0.03)	(1.5)%
Impact of 53rd week (2)	-	(0.04)	0.04
Impact of BTP costs (2)	0.11	0.09	0.02	22.2
Impact of MEPP charge (2)	0.04	0.00	0.04
Impact of COLI (2)	(0.05)	(0.04)	(0.01)	25.0
Impact of tax benefits (2)	(0.02)	(0.05)	0.03	(60.0)
Adjusted diluted earnings per share (Non-GAAP)	$2.04	$1.95	$0.09	4.6%

Diluted shares outstanding	588,691,546	593,590,042

(1)     Tax impact of adjustments for Business Transformation Project, multiemployer pension plan expenses, restructuring charges was $53.3 million and $16.3 million for fiscal 2011 and 2010, respectively.

(2)     Individual components of diluted earnings per share may not sum to the total adjusted diluted earnings due to rounding.

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

Management evaluates the performance of each of our operating segments based on its respective operating income results.   Corporate expenses generally include all expenses of the corporate office and Sysco’s shared service center.  These also include all share-based compensation costs and expenses related to the company’s Business Transformation Project.    While a segment’s operating income may be impacted in the short term by increases or decreases in gross profits, expenses, or a combination thereof, over the long-term each business segment is expected to increase its operating income at a greater rate than sales growth.  This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 21, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	Operating Income as a
	Percentage of Sales
	2012	2011	2010 (53 Weeks)
Broadline	7.0%	7.3%	7.7%
SYGMA	1.1	1.2	1.0
Other	3.8	4.5	4.1

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase over the prior year and should be read in conjunction with Note 21, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	2012		2011
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	7.8%	3.8%	5.1%	(1.0)%
SYGMA	7.4	(2.0) (1)	9.2	26.8 (1)
Other	7.0	(9.2)	5.1	14.3

(1)  SYGMA had operating income of $61.0 million in fiscal 2012, $62.2 million in fiscal 2011 and $49.1 million in fiscal 2010.

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses of $677.6 million in fiscal 2012, $558.8 million in fiscal 2011 and $513.3 million in fiscal 2010 that are not charged to our segments.  This information should be read in conjunction with Note 21, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

					2010
	2012		2011		(53 Weeks)
		Segment		Segment		Segment
		Operating		Operating		Operating
	Sales	Income	Sales	Income	Sales	Income
Broadline	81.2%	94.1%	81.2%	93.5%	81.6%	94.5%
SYGMA	13.5	2.4	13.6	2.5	13.1	2.0
Other	5.7	3.5	5.7	4.0	5.7	3.5
Intersegment sales	(0.4)	-	(0.5)	-	(0.4)	-
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s United States, Canadian and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers and also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In fiscal 2012, the Broadline operating results represented approximately 81.2% of Sysco’s overall sales and 94.1% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses.

There are several factors which contribute to these higher operating results as compared to the SYGMA and Other operating segments.  We have invested substantial amounts in assets, operating methods, technology and management expertise in this segment.  The breadth of its sales force, geographic reach of its distribution area and its purchasing power allow us to benefit from this segment’s earnings.

Sales

Sales for fiscal 2012 were 7.8%  greater than fiscal 2011.  Product cost inflation and the resulting increase in selling prices, combined with case volume improvement, contributed to the increase in sales in fiscal 2012.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 5.7% in fiscal 2012.  Non-comparable acquisitions contributed 0.7% to the overall sales comparison for fiscal 2012.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.1% compared to fiscal 2011.

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

Operating Income

Operating income increased by 3.8% in fiscal 2012 over fiscal 2011.  This increase was driven by gross profit dollars increasing more than operating expenses.

Gross profit dollars increased in fiscal 2012 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales.   This decline in gross margin was primarily the result of product cost inflation and competitive pressures on pricing.  Based on Broadline’s product sales mix for fiscal 2012,  we were most impacted by higher levels of inflation in the meat, canned and dry and frozen product categories.  While we are generally able to pass through modest levels of inflation to our customers, we were unable pass through fully these higher levels of product cost inflation with the same gross margin in these product categories without negatively impacting our customers’ business and therefore our business.  In the summer months of 2012, certain agricultural areas of the United States have experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period.  While we cannot predict whether inflation will continue at these levels, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact the Broadline segment’s sales, gross profit and earnings.  Our product cost reduction initiative is designed to lower our total product costs by $250 million to $300 million annually by fiscal 2015; however we believe the impact on our product costs in fiscal 2013 will be modest.

In addition, gross profit dollars for fiscal 2012 increased as a result of higher fuel surcharges.  Fuel surcharges were approximately $39.1 million higher in fiscal 2012 than the prior year due to the application of fuel surcharges to a broader customer base during fiscal 2012 due to higher fuel prices incurred during these periods.  Assuming that fuel prices do not greatly vary from recent levels, we expect the level of fuel surcharges in fiscal 2013 to remain consistent with those experienced in fiscal 2012.

Operating expenses for the Broadline segment increased in fiscal 2012 as compared to fiscal 2011.  The expense increases in fiscal 2012 were driven largely by an increase in pay-related expenses and fuel costs, partially offset by a favorable comparison in the provisions recorded for the withdrawal from multiemployer pension plans in each fiscal year.  Sales compensation includes commissions which are driven by gross profit dollars and case volumes, and delivery compensation includes activity-based pay which is driven by case volumes.  Since these drivers are variable in nature, increased gross profit dollars and case volumes will increase sales and delivery compensation.   However, the impact of our productivity related initiatives could favorably impact the magnitude of this trend.  Fuel costs were $26.5 million higher in fiscal 2012 than the prior year.  Assuming that fuel prices do not rise significantly over recent levels during fiscal 2013, fuel costs exclusive of any amounts recovered through fuel surcharges, are not expected to fluctuate significantly as compared to fiscal 2012. Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2013 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  We recorded provisions related to the withdrawal from multiemployer pension plans of $21.9 million in fiscal 2012 and  $41.5 million in fiscal 2011.

We also measure our expense performance on a cost per case basis, which we seek to align with the gross profit that we are able to generate.  For our Broadline companies, our cost per case increased $0.04 per case as compared to fiscal 2011 and $0.11 per case as compared to fiscal 2010.  The increases in both periods primarily related to increased fuel costs and payroll costs discussed above.   Charges created by withdrawing from multiemployer plans also contributed to the increase in fiscal 2011 as compared to fiscal 2010.

Operating income decreased 1.0% in fiscal 2011 over fiscal 2010 to $2.3 billion, and as a percentage of sales, declined to 7.3% of sales.  Gross profit dollars increased slightly below the rate that operating expenses increased; however, operating expenses included a significant unfavorable comparison in the provisions recorded for the withdrawal from multiemployer pension plans in each fiscal year.

Gross profit dollars increased in fiscal 2011 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales.   This slower growth in gross profit dollars was primarily the result of two factors.  First, based on Broadline’s product sales mix for fiscal 2011, it was most impacted by higher levels of inflation in the dairy, meat and seafood product categories in the range of 10% to 12%.  Broadline’s largest selling product category, canned and dry, experienced inflation of 4%.  Second, ongoing strategic pricing initiatives largely lowered our prices to our customers in certain product categories in order to increase sales volumes.  These initiatives are being phased in over time and resulted in short-term gross profit declines as a percentage of sales, but we believe will result in long-term gross profit dollar growth due to higher sales volumes and increased market share.  We have experienced meaningful year over year volume growth with those items included in the early phases of these programs in the geographies where this program has been implemented.  We believe the long-term benefits of these strategic initiatives will result in profitable market share growth.

In addition, gross profit dollars for fiscal 2011 increased as a result of higher fuel surcharges.  Fuel surcharges were approximately $19.4 million higher in fiscal 2011 than the prior year due to the application of fuel surcharges to a broader customer base for a small portion of the third quarter and the entire fourth quarter due to higher fuel prices incurred during these periods.

The expense increases in fiscal 2011 were driven largely by provisions for withdrawal from a multiemployer pension plan, an increase in pay-related expenses and increased fuel costs.  In fiscal 2011, we recorded provisions of $41.5 million for withdrawal liabilities from multiemployer pension plans from which union members elected to withdraw, compared to provisions of $2.9 million in fiscal 2010.  The increase in pay-related expenses was primarily due to increased sales and delivery compensation.  Portions of our pay-related expense are variable in nature and are expected to increase when sales and gross profit increase.  Pay-related expenses from acquired companies and changes in the exchange rates used to translate our foreign sales into U.S. dollars also contributed to the increase.  Fuel costs were $22.0 million higher in fiscal 2011 than the prior year.

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

Sales

Sales were 7.4%  greater in fiscal 2012 than in fiscal 2011.   The increase in sales was primarily due to product cost inflation and the resulting increase in selling prices. Sales to new customers also contributed to the increase.

Sales were 9.2% greater in fiscal 2011 than in fiscal 2010.   Negatively affecting the sales comparison of fiscal 2011 to fiscal 2010 was the additional week in fiscal 2010.  The increase in sales was primarily due to case volume improvement largely attributable to new customers and, to a lesser extent, from an increase in volume from certain existing customers.

One chain restaurant customer (The Wendy’s Company) accounted for approximately 29% of the SYGMA segment sales for the fiscal year ended June 30, 2012.  SYGMA maintains multiple regional contracts with varied expiration dates with this customer.  While the loss of this customer would have a material adverse effect on SYGMA, we do not believe that the loss of this customer would have a material adverse effect on Sysco as a whole.

Operating Income

Operating income decreased $1.2 million in 2012 from the prior year due to rising operating expenses. Gross profit dollars increased 4.3% while operating expenses increased 5.3% in fiscal 2012 from fiscal 2011.  Contributing to the gross profit increase in fiscal 2012 were increased sales and an increase of approximately $8.3 million in the fuel surcharges charged to customers in fiscal 2012 from prior year due to higher fuel prices in fiscal 2012. The increase in operating expenses for fiscal 2012 was largely driven by increased fuel costs.  Fuel costs in fiscal 2012 were $11.3 million greater than the prior year.  Assuming that fuel prices do not significantly rise above recent levels during fiscal 2013, we expect fuel costs and fuel surcharges for our SYGMA segment not to fluctuate significantly as compared to fiscal 2012.

Operating income increased $13.1 million in 2011 over the prior year due to increased sales and improved productivity. Gross profit dollars increased 9.5% while operating expenses increased 7.2% in fiscal 2011 from fiscal 2010.  Contributing to the gross profit increase in fiscal 2011 were increased sales and an increase of approximately $6.6 million in the fuel surcharges charged to customers in fiscal 2011 from prior year due to higher fuel prices in fiscal 2011. The increase in operating expenses for fiscal 2011 was largely driven by increased delivery and warehouse personnel payroll costs resulting from increased sales as well as increased fuel cost.  Productivity improvements occurred within our warehouse and delivery functions in fiscal 2011 and expense reductions occurred within our administrative functions in fiscal 2011 as compared to the prior year.  Fuel costs in fiscal 2011 were $12.9 million greater than the prior year.

Other Segment

“Other” financial information is attributable to our other operating segments, including our specialty produce and lodging industry products, a company that distributes specialty imported products and a company that distributes to international customers.  These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.

On an aggregate basis, our “Other” segment has had a lower operating income as a percentage of sales than Sysco’s Broadline segment.  Sysco has acquired the operating companies within these segments in relatively recent years.  These operations generally operate in a niche within the foodservice industry except for our lodging supply company.  Each individual operation is also generally smaller in sales and scope than an average Broadline operation and each of these operating segments is considerably smaller in sales and overall scope than the Broadline segment.  In fiscal 2012, in the aggregate, the “Other” segment represented approximately 5.7% of Sysco’s overall sales and 3.5% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses.

Operating income decreased 9.2% for fiscal 2012 from fiscal 2011. The decrease in operating income was caused partially due to increased expenses in our specialty produce segment.

Operating income increased 14.3% for fiscal 2011 from fiscal 2010. The operating income comparison was negatively affected by the additional week in fiscal 2010. The increase in operating income was caused primarily by increased sales in the specialty produce segment and favorable expense management in the specialty produce and lodging industry products segments.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from fiscal 2012 to fiscal 2011:

•	Cash flows from operations were $1.4 billion this year compared to $1.1 billion last year.
•	Settlement payments to the IRS were $212.0 million in both periods.
•	Capital expenditures totaled $784.5 million this year compared to $636.4 million last year.
•	Bank borrowings, net were a net repayment of $182.0 million this year compared to a net borrowing $182.0 million last year.
•	Treasury stock purchases were $272.3 million this year compared to $291.6 million last year.
•	Dividends paid were $622.9 million this year compared to $597.1 million last year.

Sources and Uses of Cash

Sysco’s strategic objectives include continuous investment in our business; these investments are funded by a combination of cash from operations and access to capital from financial markets. Our operations historically have produced significant cash flow. Cash generated from operations is generally allocated to:

•	working capital requirements;
•	investments in facilities, systems, fleet, other equipment and technology;
•	cash dividends;

•	acquisitions compatible with our overall growth strategy;
•	contributions to our various retirement plans; and
•	debt repayments.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position, however our liquidity and capital resources can be influenced by economic trends and conditions.  Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and our cash flows from operations.  Product cost inflation has lowered our gross profit and cash flows from operations as we were unable to pass through all of the increased product costs with the same gross margin to our customers.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage product cost inflation have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue prevent a significant unfavorable impact on our cash flows from operations.  At June 30, 2012, we had $688.9 million in cash and cash equivalents, approximately 20% of which was held by our international subsidiaries generated from our earnings of international operations.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

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

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.  We believe our cash flows from operations will improve in fiscal 2013 due to benefits from our Business Transformation Project and initiatives to improve our working capital management.

Cash Flows

Operating Activities

Fiscal 2012 vs. Fiscal 2011

We generated $1.4 billion in cash flow from operations in fiscal 2012,  as compared to $1.1 billion in fiscal 2011.  The increase of $312.7 million between fiscal 2012 and fiscal 2011 was largely attributable to changes in working capital, a year-over-year reduction in tax payments and the redemption of some of our COLI policies.  These increases were partially offset by the year-over-year impact of multiemployer withdrawal provisions and payments. These items are more fully described below.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, contributed $144.3 million to the increase in cash flow from operations in fiscal 2012 as compared to fiscal 2011. Both periods were affected by increases in accounts receivable and inventory, partially offset by an increase in accounts payable resulting primarily from inflation-driven increases in product cost and sales.  However, fiscal 2012 was impacted by these items to a lesser extent due primarily to working capital improvements within accounts receivable and inventory and also less growth in average daily sales in the final month of fiscal 2012 as compared to the same period in fiscal 2011.

Tax payments were $135.2 million less in fiscal 2012 than in fiscal 2011.  The decrease in tax payments was partially due to the company being in a prepaid position at the end of fiscal 2011 in certain jurisdictions.  In addition, various movements in taxable temporary differences caused estimated taxable income to be lower in fiscal 2012, requiring less tax payments in fiscal 2012 than in fiscal 2011.  We made our final payments on a previous IRS tax settlement of $212 million in fiscal 2012.  The completion of these settlement payments will have a positive impact on our cash flows in fiscal 2013.

We received approximately $75 million in cash from the one-time redemption during the period of some of our investments in COLI policies that we maintained to meet a portion of our obligations under the Supplemental Executive Retirement Plan (SERP).   This resulted in a positive impact to cash flow from operations in fiscal 2012 by decreasing other assets by $57.1 million.  Those redeemed COLI policies were replaced by less volatile existing corporate-owned real estate assets as part of our plan to reduce the market-driven COLI impact on our earnings.

Multiemployer withdrawal provisions and payments had a negative impact of $53.3 million on the comparison of cash flow from operations in fiscal 2012 to fiscal 2011.  The net impact of withdrawal provisions and payments was a cash outflow of $11.7 million in fiscal 2012, compared to a $41.5 million accrual in fiscal 2011.

Fiscal 2011 vs. Fiscal 2010

We generated $1.1 billion in cash flow from operations in fiscal 2011,  as compared to $0.9 billion in fiscal 2010.  The increase of $206.1 million between fiscal 2011 and fiscal 2010 was driven largely by a reduction in the amount of payments made in relation to the IRS settlement of $316.0 million and reduced pension contributions in the amount of $136.3 million in fiscal 2011 as compared to fiscal 2010.  These increases were partially offset by changes in working capital discussed in more detail below.

Payments related to the IRS settlement were $212.0 million in fiscal 2011 and $528.0 million in fiscal 2010.  See further discussion of the IRS settlement in Note 18, “Income  Taxes” to the Consolidated Financial Statements in Item 8.

Our contributions to our company-sponsored defined benefit plans were $161.7 million in fiscal 2011 and $297.9 million in fiscal 2010, respectively. Included in the $161.7 million of contributions in fiscal 2011 was a $140.0 million contribution to our Retirement Plan that would normally have been made in fiscal 2012.  Included in the $297.9 million of contributions in fiscal 2010 was a $140.0 million contribution to our Retirement Plan that would normally have been made in fiscal 2011 and quarterly contributions totaling $140.0 million for fiscal 2010.

Changes in working capital, specifically accounts receivable, inventory and accounts payable,  reduced cash flow from operations by $202.2 million in fiscal 2011 as compared to fiscal 2010.   The increases in accounts receivable and inventory balances in fiscal 2011 and fiscal 2010 were primarily due to sales growth.  An increase in daily sales outstanding also contributed to the increase in accounts receivable and inventory balances in fiscal 2011.  The increase in accounts payable balances in fiscal 2011 and fiscal 2010 was primarily from the growth in inventory resulting from sales growth.

Investing Activities

Fiscal 2012 capital expenditures included:

•	replacement or significant expansion of facilities in San Diego, California; Boston, Massachusetts; Lincoln, Nebraska; Syracuse, New York and central Texas;
•	construction of fold-out facilities in southern California and Long Island, New York;
•	the continued remodeling of our shared services facility purchased in fiscal 2010;
•	fleet replacements; and
•	investments in technology including our Business Transformation Project.

Fiscal 2011 capital expenditures included:

•	investments in technology including our Business Transformation Project;
•	fleet replacements;
•	replacement or significant expansion of facilities in Philadelphia, Pennsylvania and central Texas;
•	the purchase of land for a fold-out facility in southern California; and
•	the remodeling of our shared services facility purchased in fiscal 2010.

Fiscal 2010 capital expenditures included:

•	investments in technology including our Business Transformation Project;
•	fleet replacements;
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

Capital expenditures in fiscal 2012 increased by $148.1 million primarily due to a greater number of new facilities and expansion projects underway this year.  Capital expenditures in fiscal 2012 and 2011 for our Business Transformation Project were $146.2 million and $195.8 million, respectively.

We expect total capital expenditures in fiscal 2013 to be in the range of $600 million to $650 million. Fiscal 2013 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology.

During fiscal 2012, in the aggregate, the company paid cash of $110.6 million for operations acquired during fiscal 2012 and for contingent consideration related to operations acquired in previous fiscal years.  During fiscal 2012, we acquired for cash broadline foodservice operations in Sacramento, California; Quebec, Canada; New Haven, Connecticut; Grand Rapids, Michigan; Minneapolis, Minnesota; Columbia, South Carolina and Spokane, Washington. In addition, Sysco acquired for cash a company that distributes specialty imported products headquartered in Chicago, Illinois.

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

Financing Activities

Equity Transactions

Proceeds from common stock reissued from treasury for share-based compensation awards were $99.4 million in fiscal 2012, $332.7 million in fiscal 2011 and $94.8 million in fiscal 2010.   The increase in proceeds in fiscal 2011 was due to an increase in the number of options exercised in fiscal 2011, as compared to fiscal 2012 and 2010.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price.

We traditionally have engaged in Board-approved share repurchase programs. The number of shares acquired and their cost during the past three fiscal years were 10,000,000 shares for $272.3 million in fiscal 2012,  10,000,000 shares for $291.6 million in fiscal 2011 and 6,000,000 shares for $179.2 million in fiscal 2010.  There were 75,200 additional shares repurchased through August 15, 2012, resulting in a remaining authorization by our Board of Directors to repurchase up to 23,311,400 shares, based on the trades made through that date.  Our current share repurchase strategy is to purchase enough shares to keep our diluted average shares outstanding relatively constant.  To achieve this goal, we believe we will not have to purchase as many shares in fiscal 2013 as were purchased in fiscal 2012.

We have made dividend payments to our shareholders in each fiscal year since our company inception over 40 years ago.  We target a dividend payout of 40% to 50% of net earnings.  We paid in excess of that range in fiscal 2012 primarily due to increased expenses from our Business Transformation Project.  We believe as we realize benefits from this project, our dividend payout will return to this targeted range.  Dividends paid were $622.9 million, or $1.06 per share, in fiscal 2012, $597.1 million, or $1.02 per share, in fiscal 2011 and $579.8 million, or $0.98 per share, in fiscal 2010. In May 2012, we declared our regular quarterly dividend for the first quarter of fiscal 2013 of $0.27 per share, which was paid in July 2012.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions. As of August 15, 2012, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Short-term Borrowings

We have uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding as of June 30, 2012 or August 15, 2012.

Our Irish subsidiary, Pallas Foods Limited, has a €10.0 million (Euro) committed facility for unsecured borrowings for working capital.  There were no borrowings outstanding under this facility as of June 30, 2012 or August 15, 2012.

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

In December 2011, we terminated our previously existing revolving credit facility that supported the company’s U.S. and Canadian commercial paper programs.    At the same time, Sysco and one of its subsidiaries, Sysco International, ULC, entered into a new $1.0 billion credit facility supporting the company’s U.S. and Canadian commercial paper programs.   This facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the credit agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement and guaranteed by all the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.  The facility expires on December 29, 2016, but is subject to extension.

There were no commercial paper issuances outstanding as of June 30,  2012 or August 15, 2012.    During fiscal 2012,  2011 and 2010, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $563.1 million, zero to $330.3 million, and zero to $1.8 million, respectively. During fiscal 2012,  2011 and 2010, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.16%, 0.25% and 0.80%, respectively.

Fixed Rate Debt

Included in current maturities of long-term debt as June 30, 2012 are the 4.2% senior notes totaling $250.0 million, which mature in February 2013.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, senior notes or a combination thereof.

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

In February 2012,  we filed with the SEC an automatically effective well-known seasoned issuer shelf registration statement for the issuance of an indeterminate amount of common stock, preferred stock, debt securities and guarantees of debt securities that may be issued from time to time.

In June 2012, we repaid the 6.1% senior notes totaling $200.0 million at maturity utilizing a combination of cash flow from operations and commercial paper issuances.

In May 2012, we entered into an agreement with a notional amount of $200.0 million to lock in a component of the interest rate on our then forecasted debt offering. We designated this derivative as a cash flow hedge of the variability in the cash outflows of interest payments on a portion of the then forecasted June 2012 debt issuance due to changes in the benchmark interest rate. In June 2012, in conjunction with the issuance of the $450.0 million senior notes maturing in fiscal 2022, we settled the treasury lock, locking in the effective yields on the related debt. Upon settlement, we received cash of $0.7 million, which represented the fair value of the swap agreement at the time of settlement.  This amount is being amortized as an offset to interest expense over the 10-year term of the debt, and the unamortized balance is reflected as a gain, net of tax, Accumulated other comprehensive loss.

In June 2012,  we issued 0.55% senior notes totaling $300.0 million due June 12, 2015 (the 2015 notes) and 2.6% senior notes totaling $450.0 million due June 12, 2022 (the 2022 notes) under its February 2012 shelf registration.  The 2015 and 2022 notes, which were priced at 99.319% and 98.722% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  Proceeds from the notes will be utilized over a period of time for general corporate purposes, which may include acquisitions, refinancing of debt, working capital, share repurchases and capital expenditures.

Total Debt

Total debt as of June 30, 2012 was $3.0 billion of which approximately 84% was at fixed rates with a weighted average of  4.7% and an average life of 13 years, and the remainder was at floating rates with a weighted average of 2.3% and an average life of one year. Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level.   We are currently in compliance with all debt covenants.

Other

As part of normal business activities, we issue letters of credit through major banking institutions as required by certain vendor and insurance agreements. In addition, in connection with our audits in certain tax jurisdictions, we have posted of letters of credit in order to proceed to the appeals process.  As of June 30, 2012 and July 2, 2011, letters of credit outstanding were $29.8 million and $23.0 million, respectively.

Other Considerations  - Multiemployer Pension Plans

As discussed in Note 14,  “Multiemployer Employee Benefit Plans”, to the Consolidated Financial Statements in Item 8, we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could have been as much as $100.0 million as of June 30, 2012 and August 15, 2012.  This estimate excludes plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

Required contributions to multiemployer plans could increase in the future as these plans strive to improve their funding levels.  In addition, pension-related legislation in the United States requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  We believe that any unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth, as of June 30, 2012, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Long-term debt	$2,980,291	$250,036	$505,900	$140	$2,224,215
Capital lease obligations	38,047	4,614	7,034	4,007	22,392
Deferred compensation (1)	88,883	9,551	14,060	10,215	55,057
SERP and other postretirement plans (2)	298,994	23,739	51,042	57,532	166,681
Multiemployer pension plans (3)	30,695	30,695	-	-	-
Unrecognized tax benefits and interest (4)	80,106
Unrecorded Contractual Obligations:
Interest payments related to debt (5)	1,399,766	126,268	234,625	226,064	812,809
Retirement plan (6)	335,937	-	7,355	147,521	181,061
Long-term non-capitalized leases	225,121	48,680	72,226	43,581	60,634
Purchase obligations (7)	2,263,446	1,919,677	342,108	1,626	35
Total contractual cash obligations	$7,741,286	$2,413,260	$1,234,350	$490,686	$3,522,884

(1)The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)Includes estimated contributions to the unfunded SERP and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2022, based on actuarial assumptions.

(3)Represents voluntary withdrawal liabilities recorded and excludes normal contributions required under our collective bargaining agreements.

(4) Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions.  As of June 30, 2012, we had a liability of $52.2 million for unrecognized tax benefits for all tax jurisdictions and $27.9 million for related interest that could result in cash payment.  We are not able to reasonably estimate the timing of non-current payments or the amount by which the liability will increase or decrease over time.  Accordingly, the related non-current balances have not been reflected in the "Payments Due by Period" section of the table.

(5)Includes payments on floating rate debt based on rates as of June 30, 2012, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.  The impact of our outstanding fixed-to-floating interest rate swaps on the fixed rate debt interest payments is included as well based on the floating rates in effect as of June 30, 2012.

(6)  Provides the estimated minimum contribution to the Retirement Plan through fiscal 2022 to meet ERISA minimum funding requirements under the assumption that we only make minimum funding requirement contributions each year, based on actuarial assumptions.

(7)For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our sourcing initiative. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with a third party to provide hardware and hardware hosting services over a ten-year period ending in fiscal 2015 (See discussion under Note 20, “Commitments and Contingencies”, to the Notes to Consolidated Financial Statements in Item 8), fixed electricity agreements and fixed fuel purchase commitments. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved. Aggregate contingent consideration amounts outstanding as of June 30, 2012 included $66.1 million. This amount is not included in the table above.

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

For guidance in determining the discount rates, we calculate the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan. The discount rate assumption is reviewed annually and revised as deemed appropriate. The discount rate for determining fiscal 2012 net pension costs for the Retirement Plan, which was determined as of the July 2,  2011 measurement date, decreased 21 basis points to 5.94%. The discount rate for determining fiscal 2012 net pension costs for the SERP, which was determined as of the July 2,  2011 measurement date, decreased 42 basis points to 5.93%. The combined effect of these discount rate changes increased our net company-sponsored pension costs for all plans for fiscal 2012 by an estimated $14.3 million. The discount rate for determining fiscal 2013 net pension costs for the Retirement Plan, which was determined as of the June 30, 2012 measurement date, decreased  113 basis points to 4.81%. The discount rate for determining fiscal 2013 net pension costs for the SERP, which was determined as of the June 30, 2012 measurement date, decreased 104 basis points to 4.89%. The combined effect of these discount rate changes will increase our net company-sponsored pension costs for all plans for fiscal 2013 by an estimated $84.1 million.  A 100 basis point increase in the discount rates for fiscal 2013 would decrease Sysco’s net company-sponsored pension cost by $41.9 million, while a 100 basis point decrease in the discount rates would increase pension cost by $50.6 million.  The impact of a 100 basis point increase in the discount rates differs from the impact of a 100 basis point decrease in discount rates because the liabilities are less sensitive to change at higher discount rates.  Therefore, a 100 basis point increase in the discount rate will not generate the same magnitude of change as a 100 basis point decrease in the discount rate.

We look to actual plan experience in determining the rates of increase in compensation levels. We used a plan specific age-related set of rates for the Retirement Plan, which are equivalent to a single rate of 5.30% as of June 30, 2012 and July 2, 2011.  For determining the benefit obligations as of June 30, 2012 and July 2, 2011, the SERP calculations use an age-graded salary growth assumption.

The expected long-term rate of return on plan assets of the Retirement Plan was 7.75% for fiscal 2012 and 8.00% for fiscal 2011.  The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments. Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 7.0%, 4.2%, 1.6%, and -0.2%, over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2011, respectively. In addition, in eight of the last 15 years, the actual return on plan assets has exceeded 10%. The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs. The expected long-term rate of return on plan assets of the Retirement Plan is 7.75% for fiscal 2013. A 100 basis point increase (decrease) in the assumed rate of return for fiscal 2013 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2013 by approximately $22.1 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 30, 2012 was a charge, net of tax, of $823.9 million.  The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of July 2, 2011 was a charge, net of tax, of $501.1 million.

Changes in the assumptions, including changes to the discount rate discussed above, together with the normal growth of the plans, the impact of actuarial losses from prior periods, the impact of plan amendments and the timing and amount of contributions decreased net company-sponsored pension costs by $27.3 million in fiscal 2012.  At the end of fiscal 2012, Sysco decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees will be eligible for additional contributions under an enhanced, defined contribution plan.  Changes in the assumptions, including changes to the discount rate discussed above, together with the plan freeze, the impact of actuarial losses from prior periods, the impact of plan amendments and the timing and amount of contributions are expected to decrease net company-sponsored pension costs in fiscal 2013 by approximately $26.5 million.     Absent the Retirement Plan freeze discussed above, net company-sponsored pension costs in fiscal 2013 would have increased $106.9 million instead of decreasing $26.5 million.

We made cash contributions to our company-sponsored pension plans of $162.4 million and $161.7 million in fiscal years 2012 and 2011, respectively.  The $140.0 million contribution to the Retirement Plan in fiscal 2012 exceeded the minimum required contribution for the calendar 2011 plan year to meet ERISA minimum funding requirements.  The $140.0 million contribution to the Retirement Plan in fiscal 2011 was voluntary, as there was no minimum required contribution for the calendar 2010 plan year.  There are no required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2013. The estimated fiscal 2013 contributions to fund benefit payments for the SERP plan are approximately $23 million.

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

In addition, annually in our fourth quarter or more frequently as needed, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values of the applicable reporting units exceed the carrying values of these assets. The reporting units used in assessing goodwill impairment are our nine operating segments as described in Note 21, “Business Segment Information,” to the Consolidated Financial Statements in Item 8.  The components within each of our nine operating segments have similar economic characteristics and therefore are aggregated into nine reporting units.

We arrive at our estimates of fair value using a combination of discounted cash flow and earnings multiple models. The results from each of these models are then weighted and combined into a single estimate of fair value for each of our nine operating segments. We use a 60% weighting for our discounted cash flow valuation and 40% for the earnings multiple models giving greater emphasis to our discounted cash flow model because the forecasted operating results that serve as a basis for the analysis incorporate management’s outlook and anticipated changes for the businesses. The primary assumptions used in these various models include estimated earnings multiples of comparable acquisitions in the industry including control premiums, earnings multiples on acquisitions completed by Sysco in the past, future cash flow estimates of the reporting units, which are dependent on internal forecasts and projected growth rates, and weighted average cost of capital, along with working capital and capital expenditure requirements.   When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units.  We update our projections used in our discounted cash flow model based on historical performance and changing business conditions for each of our reporting units.

Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.  Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss. There were no impairments of goodwill or indefinite-lived intangibles recorded as a result of assessment in fiscal 2012, 2011 and 2010.  Our past estimates of fair value for fiscal 2011 and 2010 have not been materially different when revised to include subsequent years’ actual results.  Sysco has not made any material changes in its impairment assessment methodology during the past three fiscal years.  We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units.  In the fiscal 2012 analysis our estimates of fair value did not require additional analysis; however, we would have performed additional analysis to determine if an impairment existed for the following reporting units if our estimates of fair value were decreased by the following amounts.  First, our European Broadline company would have required additional analysis if the estimated fair value had been 45% lower.  Second, our specialty produce operations would have required additional analysis if the estimated fair value had been 38% lower.  At June 30, 2012, these two reporting units had goodwill aggregating $316.9 million.  For the remainder of our reporting units which at June 30, 2012 had goodwill aggregating $1.3 billion, we would have performed additional analysis to determine if an impairment existed for a reporting unit if the estimated fair value for any of these reporting units had declined by greater than 50%.

Certain reporting units (European Broadline, specialty produce, custom-cut meat, lodging industry products, imported specialty products and international distribution operations) have a greater proportion of goodwill recorded to estimated fair value as compared to the United States Broadline, Canadian Broadline or SYGMA reporting units.  This is primarily due to these businesses having been recently acquired, and as a result there has been less history of organic growth than in the United States Broadline, Canadian Broadline and SYGMA reporting units.  In addition, these businesses also have lower levels of cash flow than the United States Broadline reporting units.  As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn.

Share-Based Compensation

We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.

As of June 30, 2012, there was $63.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.36 years.

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

Our share-based awards are generally subject to graded vesting over a service period. We will recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

In addition, certain of our share-based awards provide that the awards continue to vest as if the award holder continued to be an employee or director if the award holder meets certain age and years of service thresholds upon retirement. In these cases, we will recognize compensation cost for such awards over the period from the grant date to the date the employee or director first becomes eligible to retire with the options continuing to vest after retirement.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about Sysco’s ability to increase its sales and market share and grow earnings, the continuing impact of economic conditions on consumer confidence and our business, sales and expense trends, including expectations regarding pay-related expense defined contribution plan costs and pension costs, anticipated multiemployer pension related liabilities and contributions to various multiemployer pension plans, expectations regarding potential payments of unrecognized tax benefits and interest, expectations regarding share repurchases, dividend payments, expected trends in fuel pricing, usage costs and surcharges, our expectation regarding the provision for losses on accounts receivable, expected implementation, costs and benefits of the ERP system, estimated expenses and capital expenditures related to our Business Transformation Project in fiscal 2013, beliefs regarding future ERP conversions at our operating companies, expectations regarding our other Business Transformation initiatives including cost transformation and product cost reduction initiatives, beliefs regarding the timeline for the realization of benefits from each of our initiatives within our Business Transformation Project, our plan to continue to explore and identify opportunities to grow in international markets and adjacent areas that complement our core business, the impact of ongoing legal proceedings, the loss of SYGMA’s largest customer not having a material adverse effect on Sysco as a whole,  compliance with laws and government regulations not having a material effect on our capital expenditures, earnings or competitive position,  anticipated acquisitions and capital expenditures and the sources of financing for them, continued competitive advantages and positive results from strategic initiatives, anticipated company-sponsored pension plan liabilities, our expectations regarding cash flow from operations, our intentions regarding the repayment of debt, the impact of initiatives to improve working capital, the availability and adequacy of insurance to cover liabilities, predictions regarding the impact of changes in estimates used in impairment analyses, expectations regarding the cost of hardware and hardware hosting services, the anticipated impact of changes in foreign currency exchange rates and Sysco’s ability to meet future cash requirements and remain profitable.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors discussed at Item 1.A. in the Annual Report on Form 10-K and elsewhere. In addition, the success of Sysco’s strategic initiatives could be affected by conditions in the economy and the industry and internal factors such as the ability to control expenses, including fuel costs. Expected trends related to fuel costs and usage are impacted by fluctuations in the economy generally and numerous factors affecting the oil industry that are beyond our control.  Our efforts to lower our cost of goods sold may be impacted by factors beyond our control, including actions by our competitors and/or customers.  We have experienced delays in the implementation of our Business Transformation Project  and the expected costs of our Business Transformation Project may be greater or less than currently expected, as we may encounter the need for changes in design or revisions of the project calendar and budget.  Our business and results of operations may be adversely affected if we experience operating problems, scheduling delays, cost overages, or limitations on the extent of the business transformation during the ERP implementation process.  As implementation of the ERP system and other initiatives within the Business Transformation Project begins, there may be changes in design or timing that impact near-term expense and cause us to revise the project calendar and budget, and additional hiring and training of employees and consultants may be required, which could also impact project expense and timing.  Our Business Transformation Project initiatives related to ERP implementation, cost transformation and produce cost reduction may not provide the expected benefits or cost savings in a timely fashion, if at all.  If we are unable to realize the anticipated benefits from our cost cutting efforts, we could become cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.  Defined contribution plan costs are impacted by the number of employees participating in the plan and the level of contributions made by each employee.  Company-sponsored pension plan liabilities are impacted by a number of factors including the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets.  The amount of shares repurchased in a given period is subject to a number of factors, including available cash and our general working capital needs at the time.  Meeting our dividend target objectives depends on our level of earnings.  Our plans with respect to growth in international markets and adjacent areas that complement our core business are subject to the company’s other strategic initiatives and plans and economic conditions generally.  Legal proceedings are impacted by events, circumstances and individuals beyond the control of Sysco.  The need for additional borrowing or other capital is impacted by factors that include capital expenditures or acquisitions in excess of those currently anticipated, stock repurchases at historical levels, or other unexpected cash requirements.  Plans regarding the repayment of debt are subject to change at any time based on management’s assessment of the overall needs of the company.  The anticipated impact of compliance with laws and regulations also involves the risk that estimates may turn out to be materially incorrect, and laws and regulations, as well as methods of enforcement, are subject to change.

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

Fiscal 2012

As of June 30, 2012, we had no commercial paper outstanding.  Total debt as of June 30, 2012 was $3.0 billion, of which approximately 84% was at fixed rates of interest, including the impact of our interest rate swap agreements.

In May 2012, we entered into an agreement with a notional amount of $200.0 million to lock in a component of the interest rate on our then forecasted debt offering. We designated this derivative as a cash flow hedge of the variability in the cash outflows of interest payments on a portion of the June 2012 forecasted debt issuance due to changes in the benchmark interest rate. In June 2012, in conjunction with the issuance of the $450.0 million senior notes maturing in fiscal 2022, we settled the treasury lock, locking in the effective yields on the related debt.

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

As of June 30, 2012, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within prepaid expenses and other current assets  of $2.5 million.  The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly. As of June 30, 2012, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $6.2 million.  The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.

The following tables present our interest rate position as of June 30, 2012. All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 30, 2012
	Principal Amount by Expected Maturity
	Average Interest Rate
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$3,570	$2,979	$299,846	$1,153	$604	$2,216,827	$2,524,979	$3,030,042
Average Interest Rate	4.5%	4.1%	0.8%	4.7%	4.9%	5.2%	4.7%
Floating Rate Debt (1)	$249,964	$206,673	$1,100	$-	$-	$12,500	$470,237	$481,475
Average Interest Rate	2.6%	2.1%	0.2%	-	-	0.5%	2.3%
Canadian $ Denominated:
Fixed Rate Debt	$1,116	$1,147	$1,189	$1,187	$1,203	$17,280	$23,122	$27,746
Average Interest Rate	8.4%	8.7%	8.9%	9.3%	9.8%	9.7%	9.6%

(1)	Includes fixed rate debt that has been converted to floating rate debt through interest rate swap agreements.

	Interest Rate Position as of June 30, 2012
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(In thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$250,000	$200,000	$-	$-	$-	$-	$450,000	$8,694
Average Variable Rate Paid:
Rate A Plus	2.1%	2.1%	-	-	-	-	2.1%
Fixed Rate Received	4.2%	4.6%	-	-	-	-	4.4%

Rate A – three-month LIBOR

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

	Interest Rate Position as of July 2, 2011
	Principal Amount by Expected Maturity
	Average Interest Rate
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$205,616	$3,682	$1,910	$1,117	$632	$1,772,072	$1,985,029	$2,214,529
Average Interest Rate	6.0%	4.1%	4.4%	4.4%	4.6%	5.8%	5.9%
Floating Rate Debt (1)	$181,975	$253,316	$208,779	$1,100	$-	$12,500	$657,670	$676,075
Average Interest Rate	2.0%	2.4%	1.9%	0.2%	-	0.5%	2.0%
Canadian $ Denominated:
Fixed Rate Debt	$1,178	$1,173	$1,219	$1,264	$1,264	$19,492	$25,590	$28,549
Average Interest Rate	7.7%	8.4%	8.7%	8.8%	9.3%	9.8%	9.5%
Euro € Denominated:
Fixed Rate Debt	$234	$-	$-	$-	$-	$-	$234	$261
Average Interest Rate	8.9%	-	-	-	-	-	8.9%

(1)	Includes fixed rate debt that has been converted to floating rate debt through interest rate swap agreements.

	Interest Rate Position as of July 2, 2011
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$-	$250,000	$200,000	$	$-	$-	$450,000	$13,482
Average Variable Rate Paid:
Rate A Plus	-	2.1%	2.1%		-	-	2.1%
Fixed Rate Received	-	4.2%	4.6%		-	-	4.4%

Rate A – three-month LIBOR

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency.  To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk.  We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars.  Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars did not have a significant impact on sales when compared to fiscal 2011 and positively impacted sales by 0.5% in fiscal 2011 compared to fiscal 2010.  The impact to our operating income, net earnings and earnings per share was not material in fiscal 2012 and fiscal 2011.  A 10% unfavorable change in the fiscal 2012 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively impacted fiscal 2012 sales by 1.2% and would not have materially impacted our operating income, net earnings and earnings per share.  We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations in three areas. First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers. Third, increased fuel costs impact the costs we incur to deliver product to our customers. During fiscal 2012, 2011 and 2010, fuel costs related to outbound deliveries represented approximately 0.7%, 0.6% and 0.6% of sales, respectively. Fuel costs, excluding any amounts recovered through fuel surcharges, incurred by Sysco increased by approximately $39.8 million in fiscal 2012 from fiscal 2011 and by $33.0 million in fiscal 2011 over fiscal 2010.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of June 30, 2012, we had forward diesel fuel commitments totaling approximately $96 million through April 2013.  Subsequent to June 30, 2012, we entered into forward diesel fuel commitments totaling approximately $20 million for May and June 2012.  These contracts will lock in the price of approximately 35% to 45% of our fuel purchase needs for the contracted periods at prices higher than the current market price for diesel.

Assuming that fuel prices do not rise significantly over recent levels during fiscal 2013, fuel costs exclusive of any amounts recovered through fuel surcharges, are not expected to fluctuate significantly as compared to fiscal 2012.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2013 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  A 10% unfavorable change in diesel prices from the market price used in our estimates above would result in a potential increase to $10 million to $20 million.

Investment Risk

Our company-sponsored qualified pension plan (Retirement Plan) holds investments in both equity and fixed income securities. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability.    Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and pension expense to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured.  Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets.  Specifically, decreases in these interest rates may have a material impact on our results of operations.  To the extent the financial markets experience declines, our anticipated future contributions, pension expense and funded status will be affected for future years.  A 10% unfavorable change in the value of the investments held by our company-sponsored Retirement Plan at the plan’s fiscal year end (December 31, 2011)  would not have a material impact on our anticipated future contributions for fiscal 2013; however, this unfavorable change would increase our pension expense for fiscal 2013 by $33.0 million and would reduce our shareholders’ equity on our balance sheet as of June 30, 2012 by $137.7 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of June 30, 2012, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of June 30, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Sysco Corporation

We have audited Sysco Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sysco Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sysco Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2012 and July 2, 2011, and the related consolidated results of operations, statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2012, of Sysco Corporation and subsidiaries and our report dated August 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

August 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of June 30, 2012 and July 2, 2011, and the related consolidated results of operations, statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2012 and July 2, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

August 27, 2012

SYSCO

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	July 2, 2011
	(In thousands except for share data)
ASSETS
Current assets
Cash and cash equivalents	$688,867	$639,765
Accounts and notes receivable, less allowances of $42,919 and $42,436	2,966,624	2,898,283
Inventories	2,178,830	2,073,766
Deferred income taxes	134,503	-
Prepaid expenses and other current assets	80,713	72,496
Prepaid income taxes	35,271	48,572
Total current assets	6,084,808	5,732,882
Plant and equipment at cost, less depreciation	3,883,750	3,512,389
Other assets
Goodwill	1,665,611	1,633,289
Intangibles, less amortization	113,571	109,938
Restricted cash	127,228	110,516
Other assets	220,004	286,541
Total other assets	2,126,414	2,140,284
Total assets	$12,094,972	$11,385,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$-	$181,975
Accounts payable	2,209,469	2,183,417
Accrued expenses	909,144	856,569
Accrued income taxes	50,316	-
Deferred income taxes	-	146,083
Current maturities of long-term debt	254,650	207,031
Total current liabilities	3,423,579	3,575,075
Other liabilities
Long-term debt	2,763,688	2,279,517
Deferred income taxes	115,166	204,223
Other long-term liabilities	1,107,499	621,498
Total other liabilities	3,986,353	3,105,238
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	939,179	887,754
Retained earnings	8,175,230	7,681,669
Accumulated other comprehensive loss	(662,866)	(259,958)
Treasury stock, 179,228,383 and 173,597,346 shares, at cost	(4,531,678)	(4,369,398)
Total shareholders' equity	4,685,040	4,705,242
Total liabilities and shareholders' equity	$12,094,972	$11,385,555

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended
			July 3, 2010
	June 30, 2012	July 2, 2011	(53 Weeks)
	(In thousands except for share and per share data)
Sales	$42,380,939	$39,323,489	$37,243,495
Cost of sales	34,704,362	31,928,777	30,055,188
Gross profit	7,676,577	7,394,712	7,188,307
Operating expenses	5,785,945	5,463,210	5,212,439
Operating income	1,890,632	1,931,502	1,975,868
Interest expense	113,396	118,267	125,477
Other expense (income), net	(6,766)	(14,219)	802
Earnings before income taxes	1,784,002	1,827,454	1,849,589
Income taxes	662,417	675,424	669,606
Net earnings	$1,121,585	$1,152,030	$1,179,983

Net earnings:
Basic earnings per share	$1.91	$1.96	$1.99
Diluted earnings per share	1.90	1.96	1.99

Average shares outstanding	587,726,343	586,526,142	592,157,221
Diluted shares outstanding	588,991,441	588,691,546	593,590,042

Dividends declared per common share	$1.07	$1.03	$0.99

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
			July 3, 2010
	June 30, 2012	July 2, 2011	(53 Weeks)
	(In thousands)
Net earnings	$1,121,585	$1,152,030	$1,179,983

Other comprehensive (loss) income:
Foreign currency translation adjustment	(81,003)	122,217	49,973
Items presented net of tax:
Amortization of cash flow hedges	426	428	428
Settlement of cash flow hedge	445	-	-
Amortization of prior service cost	3,093	2,553	2,707
Amortization of actuarial loss (gain), net	36,860	49,013	24,664
Amortization of transition obligation	93	93	93
Prior service cost arising in current year	(5,363)	(5,692)	-
Actuarial (loss) gain, net arising in current year	(357,459)	51,681	(280,130)
Total other comprehensive (loss) income	(402,908)	220,293	(202,265)
Comprehensive income	$718,677	$1,372,323	$977,718

See Notes to Consolidated Financial Statements

SYSCO

CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amounts	Totals
	(In thousands except for share data)
Balance as of June 27, 2009	765,174,900	$765,175	$760,352	$6,539,890	$(277,986)	175,148,403	$(4,337,729)	$3,449,702
Net earnings				1,179,983				1,179,983
Foreign currency translation adjustment					49,973			49,973
Amortization of cash flow hedges, net of tax					428			428
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					27,464			27,464
Pension funded status adjustment, net of tax					(280,130)			(280,130)
Dividends declared				(585,734)				(585,734)
Treasury stock purchases						6,000,000	(179,174)	(179,174)
Share-based compensation awards			56,481			(4,379,608)	108,533	165,014
Balance as of July 3, 2010	765,174,900	$765,175	$816,833	$7,134,139	$(480,251)	176,768,795	$(4,408,370)	$3,827,526
Net earnings	1,152,030	1,152,030
Foreign currency translation adjustment					122,217			122,217
Amortization of cash flow hedges, net of tax					428			428
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					51,659			51,659
Pension funded status adjustment, net of tax					45,989			45,989
Dividends declared				(604,500)				(604,500)
Treasury stock purchases						10,000,000	(291,600)	(291,600)
Treasury stock issued for acquisitions			(10,625)			(422,132)	10,625	-
Share-based compensation awards			81,546			(12,749,317)	319,947	401,493
Balance as of July 2, 2011	765,174,900	$765,175	$887,754	$7,681,669	$(259,958)	173,597,346	$(4,369,398)	$4,705,242
Net earnings	1,121,585	1,121,585
Foreign currency translation adjustment					(81,003)			(81,003)
Amortization of cash flow hedges, net of tax					426			426
Settlement of cash flow hedge, net of tax					445			445
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					40,046			40,046
Pension funded status adjustment, net of tax					(362,822)			(362,822)
Dividends declared				(628,024)				(628,024)
Treasury stock purchases						10,000,000	(272,299)	(272,299)
Share-based compensation awards			51,425			(4,368,963)	110,019	161,444
Balance as of June 30, 2012	765,174,900	$765,175	$939,179	$8,175,230	$(662,866)	179,228,383	$(4,531,678)	$4,685,040

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED CASH FLOWS

	Year Ended
			July 3, 2010
	June 30, 2012	July 2, 2011	(53 Weeks)
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,121,585	$1,152,030	$1,179,983
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	70,319	59,235	66,358
Depreciation and amortization	416,943	402,588	389,976
Deferred income taxes	(177,906)	(165,239)	(121,865)
Provision for losses on receivables	33,359	42,623	34,931
Other non-cash items	(958)	(9,454)	2,550
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(106,834)	(252,641)	(166,426)
(Increase) in inventories	(99,218)	(254,738)	(106,172)
(Increase) decrease in prepaid expenses and other current assets	(6,478)	341	(6,271)
Increase in accounts payable	30,335	187,410	154,811
Increase (decrease) in accrued expenses	41,429	(43,348)	58,002
Increase (decrease) in accrued income taxes	71,251	(44,202)	(296,475)
Decrease (increase) in other assets	57,138	(26,966)	(31,514)
(Decrease) increase in other long-term liabilities	(46,770)	44,308	(271,692)
Excess tax benefits from share-based compensation arrangements	(15)	(429)	(768)
Net cash provided by operating activities	1,404,180	1,091,518	885,428
Cash flows from investing activities:
Additions to plant and equipment	(784,501)	(636,442)	(594,604)
Proceeds from sales of plant and equipment	8,185	19,069	21,710
Acquisition of businesses, net of cash acquired	(110,601)	(101,148)	(29,293)
Purchases of short-term investments	-	-	(85,071)
Maturities of short-term investments	-	24,993	61,568
(Increase) decrease in restricted cash	(16,712)	13,972	(30,630)
Net cash used for investing activities	(903,629)	(679,556)	(656,320)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	(181,975)	181,975	-
Other debt borrowings	744,597	4,411	7,091
Other debt repayments	(205,638)	(8,732)	(10,695)
Debt issuance costs	(4,641)	(7)	(7)
Cash received from settlement of cash flow hedge	722	-	-
Proceeds from common stock reissued from treasury for share-based compensation awards	99,439	332,688	94,750
Treasury stock purchases	(272,299)	(291,600)	(179,174)
Dividends paid	(622,869)	(597,071)	(579,763)
Excess tax benefits from share-based compensation arrangements	15	429	768
Net cash used for financing activities	(442,649)	(377,907)	(667,030)
Effect of exchange rates on cash	(8,800)	20,267	4,714
Net increase (decrease) in cash and cash equivalents	49,102	54,322	(433,208)
Cash and cash equivalents at beginning of period	639,765	585,443	1,018,651
Cash and cash equivalents at end of period	$688,867	$639,765	$585,443

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$114,067	$119,050	$127,411
Income taxes	772,493	907,720	1,141,963

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions, (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry. These services are performed for approximately 400,000 customers from 185 distribution facilities located throughout the United States, Canada and Ireland.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending June 30, 2012 for fiscal 2012, a 52-week year ending July 2, 2011 for fiscal 2011and a 53-week year ending July 3, 2010 for fiscal 2010.

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

Certain internal and external costs related to the acquisition and development of internal use software being built within our Business Transformation Project are capitalized within plant and equipment during the application development stages of the project.  This project was primarily in the development stage as of June 30, 2012 and no material amortization had occurred.  Amortization commenced in August 2012 as the project entered the deployment stage.

Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized for the past three fiscal years was $20.8 million in fiscal 2012, $13.9 million in fiscal 2011 and $10.0 million in fiscal 2010.

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

Goodwill and Intangibles

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Goodwill and intangibles with indefinite lives are not amortized. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of a business combination. The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values. The reporting units used to assess goodwill impairment are the company’s nine operating segments as described in Note 21, “Business Segment Information.” The components within each of the nine operating segments have similar economic characteristics and therefore are aggregated into nine reporting units. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

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

Restricted Cash

Sysco is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims. Sysco has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.  All amounts in restricted cash at June 30, 2012 and July 2, 2011 represented funds deposited in insurance trusts.

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

Investments in Corporate-Owned Life Insurance

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date.  Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses.  The company does not record deferred tax balances related to cash surrender value gains or losses for the policies that Sysco has the intent to hold these policies to maturity.  Deferred tax balances are recorded for those policies that Sysco intends to redeem prior to maturity.  The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $160.5 million and $231.3 million at June 30, 2012 and July 2, 2011, respectively.

Treasury Stock

The company records treasury stock purchases at cost. Shares removed from treasury are valued at cost using the average cost method.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries are translated at current exchange rates. Related translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

Revenue Recognition

The company recognizes revenue from the sale of a product when it is considered to be realized or realizable and earned. The company determines these requirements to be met at the point at which the product is delivered to the customer. The company grants certain customers sales incentives such as rebates or discounts and treats these as a reduction of sales at the time the sale is recognized. The company also makes incentive payments to certain customers for new or renewed contracts and capitalizes these payments to other assets and amortizes them as a reduction of sales over the term of the related contract.  Sales tax collected from customers is not included in revenue but rather recorded as a liability due to the respective taxing authorities.  Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are considered to be a single nonmonetary transaction. As such, the company records the net effect of such transactions in the consolidated results of operations within sales.

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling costs of approximately $2,396.2 million in fiscal 2012, $2,222.1 million in fiscal 2011, and $2,103.3 million in fiscal 2010.

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

2. CHANGES IN ACCOUNTING

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended ASC 820, “Fair Value Measurement” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  In addition, the update explained how to measure fair value, but did not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting.  This update was effective for interim reporting periods ending after December 15, 2011, which was the third quarter of fiscal 2012 for Sysco.  The amendments in this update were to be applied prospectively and early application of this standard was not permitted.  The adoption of this standard did not have a material impact on the company’s consolidated financial statements. The required additional disclosures are included in Note 4, “Fair Value Measurements.”

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended ASC 220, “Comprehensive Income” to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.   The amendments required that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.   The amendments in this update did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.   The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which would be fiscal 2013 for Sysco.  The amendments in this update were to be applied retrospectively and early application was permitted.  The company early adopted the applicable provisions of this update in the fourth quarter of fiscal 2012; however, all provisions included in the update were not adopted due to the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely deferred the provision of ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement of net income. The adoption of this update resulted in the addition of the Consolidated Statements of Comprehensive Income in the company’s consolidated financial statements.

Disclosures About an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.”  This update amends ASC 715-80, “Compensation—Retirement Benefits—Multiemployer Plans” to require additional disclosures about an employer’s participation in a multiemployer pension plan including additional information about the plans, the level of an employer’s participation in the plans and the financial health of significant plans. This update does not change the accounting for multiemployer pension plans.  The amendments in this update are effective for fiscal years ending after December 15, 2011.  The required additional disclosures are included in Note 14, “Multiemployer Employee Benefit Plans.”

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  This update amends ASC 350, “Intangibles—Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  Sysco is currently evaluating the impact this update may have on its indefinite-lived intangibles impairment testing.

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

The following is a description of the valuation methodologies used for assets measured at fair value.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of June 30, 2012 and July 2, 2011:

	Assets Measured at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$228,310	$248,714	$-	$477,024
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,475	-	2,475
Restricted cash	127,228	-	-	127,228
Other assets
Interest rate swap agreement	-	6,219	-	6,219
Total assets at fair value	$355,538	$257,408	$-	$612,946

	Assets Measured at Fair Value as of July 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$141,350	$163,465	$-	$304,815
Restricted cash	110,516	-	-	110,516
Other assets
Interest rate swap agreements	-	13,482	-	13,482
Total assets at fair value	$251,866	$176,947	$-	$428,813

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3,539.3 million and $2,919.4 million as of June 30, 2012 and July 2, 2011, respectively. The carrying value of total debt was $3,018.3 million and $2,668.5 million as of June 30, 2012 and July 2, 2011, respectively.

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts appears below:

	2012	2011	2010
	(In thousands)
Balance at beginning of period	$42,436	$36,573	$36,078
Charged to costs and expenses	33,359	42,623	34,931
Customer accounts written off, net of recoveries	(32,318)	(37,823)	(34,297)
Other adjustments	(558)	1,063	(139)
Balance at end of period	$42,919	$42,436	$36,573

6. PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	June 30, 2012	July 2, 2011	Estimated Useful Lives
	(In thousands)
Plant and equipment, at cost:
Land	$352,812	$348,168
Buildings and improvements	3,510,627	3,227,340	10-30 years
Fleet and equipment	2,449,018	2,275,007	3-10 years
Computer hardware and software	1,028,594	897,712	3-7 years
	7,341,051	6,748,227
Accumulated depreciation	(3,457,301)	(3,235,838)
Net plant and equipment	$3,883,750	$3,512,389

The capitalized direct costs for the internal use software portion of the company’s Business Transformation Project are included within “computer hardware and software” in the table above in the amount of $469.4  million and $356.2 million as of June 30, 2012 and July 2, 2011, respectively.  The majority of this internal use software related to the Business Transformation Project will be placed into service and begin amortization  in August of fiscal 2013.

Depreciation expense, including capital leases, for the past three years was $384.9 million in 2012, $374.0 million in 2011 and $361.7 million in 2010.

7. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows:

	Broadline	SYGMA	Other	Total
	(In thousands)
Carrying amount as of July 3, 2010	$1,118,882	$32,609	$398,324	$1,549,815
Goodwill acquired during year	43,255	-	792	44,047
Currency translation/other	39,128	-	299	39,427
Carrying amount as of July 2, 2011	1,201,265	32,609	399,415	1,633,289
Goodwill acquired during year	48,911	-	13,677	62,588
Currency translation/other	(30,064)	-	(202)	(30,266)
Carrying amount as of June 30, 2012	$1,220,112	$32,609	$412,890	$1,665,611

Amortized intangible assets acquired during fiscal 2012 were $33.0 million with a weighted-average amortization period of eight years.  By intangible asset category, the amortized intangible assets acquired during fiscal 2012 were customer relationships of $25.9 million with a weighted-average amortization period of nine years, non-compete agreements of $4.8 million with a weighted-average amortization period of five years and amortized trademarks of $2.3 million with a weighted-average amortization period of 10 years.  Indefinite-lived licenses acquired during fiscal 2012 were $1.0 million.

The following table presents details of the company’s amortized  intangible assets:

	June 30, 2012			July 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$200,801	$(110,080)	$90,721	$190,112	$(97,846)	$92,266
Non-compete agreements	8,453	(2,024)	6,429	4,574	(1,269)	3,305
Trademarks	3,759	(518)	3,241	1,623	(282)	1,341
Total amortized intangible assets	$213,013	$(112,622)	$100,391	$196,309	$(99,397)	$96,912

Intangible assets that have been fully amortized have been removed in the schedule above in the period full amortization is reached.

The following table presents details of the company’s indefinite-lived  intangible assets:

	June 30, 2012	July 2, 2011
	(In thousands)
Trademarks	$12,214	$13,026
Licenses	966	-
Total indefinite-lived intangible assets	$13,180	$13,026

Amortization expense for the past three years was $24.9 million in 2012, $21.9 million in 2011 and $20.9 million in 2010. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 30, 2012 is shown below:

Amount
(In thousands)
2013	$24,987
2014	23,525
2015	18,914
2016	12,209
2017	7,505

8. DERIVATIVE FINANCIAL INSTRUMENTS

Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position. The company does not use derivative financial instruments for trading or speculative purposes.

In May 2012, the company entered into a treasury lock agreement with a notional amount of $200.0 million. The company designated this derivative as a cash flow hedge of the variability in the cash outflows of interest payments on a portion of the then forecasted June 2012 debt issuance due to changes in the benchmark interest rate. In June 2012, in conjunction with the issuance of the $450.0 million senior notes maturing in fiscal 2022, the company settled the treasury lock, locking in the effective yields on the related debt. Upon settlement, the company received cash of $0.7 million, which represented the fair value of the swap agreement at the time of settlement.  This amount is being amortized as an offset to interest expense over the 10-year term of the debt, and the unamortized balance is reflected as a gain, net of tax, in accumulated other comprehensive loss.

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

The location and the fair value of derivative instruments in the consolidated balance sheet as of each fiscal year-end are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements
June 30, 2012	Prepaid expenses and other current assets	$2,475	N/A	N/A
June 30, 2012	Other assets	6,219	N/A	N/A
July 2, 2011	Other assets	13,482	N/A	N/A

The location and effect of derivative instruments and related hedged items on consolidated comprehensive income for each fiscal year presented on a pre-tax basis are as follows:

		Amount of (Gain) or Loss
		Recognized in Income
	Location of (Gain) or Loss Recognized in Income	2012	2011	2010 (53 Weeks)
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(7,900)	$(9,026)	$(10,557)

Cash Flow Hedge Relationships:
Treasury lock agreement	Other comprehensive income	(722)	N/A	N/A
Interest rate contracts	Interest expense	692	696	695

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for fiscal 2012, fiscal 2011 and fiscal 2010.  The interest rate swaps do not contain credit-risk-related contingent features.

9. SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. The company also maintains a fully self-insured group medical program.  A summary of the activity in self-insured liabilities appears below:

	2012	2011	2010
	(In thousands)
Balance at beginning of period	$129,671	$128,997	$132,551
Charged to costs and expenses	318,828	325,540	321,373
Payments	(318,750)	(324,866)	(324,927)
Balance at end of period	$129,749	$129,671	$128,997

10. DEBT AND OTHER FINANCING ARRANGEMENTS

Sysco’s debt consists of the following:

	June 30, 2012	July 2, 2011
	(In thousands)
Short-term bank borrowings, interest at 2.0% as of July 2, 2011	$-	$181,975
Senior notes, interest at 6.1%, maturing in fiscal 2012	-	200,092
Senior notes, interest at 4.2%, maturing in fiscal 2013	249,964	253,316
Senior notes, interest at 4.6%, maturing in fiscal 2014	206,673	208,779
Senior notes, interest at 0.55%, maturing in fiscal 2015	297,983	-
Senior notes, interest at 5.25%, maturing in fiscal 2018	498,069	497,724
Senior notes, interest at 5.375%, maturing in fiscal 2019	248,862	248,693
Senior notes, interest at 2.6%, maturing in fiscal 2022	444,271	-
Debentures, interest at 7.16%, maturing in fiscal 2027	50,000	50,000
Debentures, interest at 6.5%, maturing in fiscal 2029	224,617	224,593
Senior notes, interest at 5.375%, maturing in fiscal 2036	499,654	499,639
Senior notes, interest at 6.625%, maturing in fiscal 2039	245,685	245,524
Industrial Revenue Bonds, capital leases and other debt, interest averaging 5.9% as of June 30, 2012 and July 2, 2011, maturing at various dates to fiscal 2026	52,560	58,188
Total debt	3,018,338	2,668,523
Less current maturities of long-term debt	(254,650)	(207,031)
Less short-term bank borrowings	-	(181,975)
Net long-term debt	$2,763,688	$2,279,517

The principal payments required to be made during the next five fiscal years on debt outstanding as of June 30, 2012 are shown below:

Amount
(In thousands)
2013	$254,650
2014	210,799
2015	302,135
2016	2,340
2017	1,807

Short-term Borrowings

As of June 30, 2012 and July 2, 2011, Sysco had uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95.0 million.  There were no borrowings outstanding under these lines of credit as of June 30, 2012 or July 2, 2011, respectively.

As of June 30, 2012 and July 2, 2011, the company’s Irish subsidiary, Pallas Foods Limited, had a €10.0 million (Euro) committed facility for unsecured borrowings for working capital.  There were no borrowings outstanding under this facility as of June 30, 2012 or July 2, 2011, respectively.

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

During fiscal 2012, 2011, and 2010, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $563.1 million, zero to $330.3 million, and zero to $1.8 million, respectively. There were no commercial paper issuances outstanding as of June 30, 2012 and July 2, 2011, respectively.

Fixed Rate Debt

In February 2012, Sysco filed with the Securities and Exchange Commission an automatically effective well-known seasoned issuer shelf registration statement for the issuance of an indeterminate amount of common stock, preferred stock, debt securities and guarantees of debt securities that may be issued from time to time.

In June 2012, Sysco repaid the 6.1% senior notes totaling $200.0 million at maturity utilizing a combination of cash flow from operations and commercial paper issuances.

In June 2012, Sysco issued 0.55% senior notes totaling $300.0 million due June 12, 2015 (the 2015 notes) and 2.6% senior notes totaling $450.0 million due June 12, 2022 (the 2022 notes) under its February 2012 shelf registration.  The 2015 and 2022 notes, which were priced at 99.319% and 98.722% of par, respectively, are unsecured, are not subject to any sinking fund requirement and include a redemption provision which allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  Proceeds from the notes will be utilized over a period of time for general corporate purposes, which may include acquisitions, refinancing of debt, working capital, share repurchases and capital expenditures.

The 4.2% senior notes due February 12, 2013, 4.6% senior notes due March 15, 2014, the 5.25% senior notes due February 12, 2018, the 5.375% senior notes due March 17, 2019, the 6.5% debentures due August 1, 2028,  the 5.375% senior notes due September 21, 2035 and the 6.625% senior notes due March 17, 2039 are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows Sysco to retire the debentures and notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture and note holders are not penalized by the early redemption.

The 7.16% debentures due April 15, 2027 are unsecured, are not subject to any sinking fund requirement and are no longer redeemable prior to maturity.

Sysco’s Industrial Revenue Bonds have varying structures. Final maturities range from three to 14 years and certain of the bonds provide Sysco the right to redeem the bonds at various dates. These redemption provisions generally provide the bondholder a premium in the early redemption years, declining to par value as the bonds approach maturity.

Total Debt

Total debt as of June 30, 2012 was $3,018.3 million of which approximately 84% was at fixed rates with a weighted average of  4.7% and an average life of 13 years, and the remainder was at floating rates with a weighted average of 2.3% and an average life of one year. Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level.   Sysco is currently in compliance with all debt covenants.

Other

As of June 30, 2012 and July 2, 2011, letters of credit outstanding were $29.8 million and $23.0 million, respectively.

11. LEASES

Sysco has obligations under capital and operating leases for certain distribution facilities, vehicles and computers. Total rental expense under operating leases was $83.0 million, $79.3 million, and $80.7 million in fiscal 2012, 2011 and 2010, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

Aggregate minimum lease payments by fiscal year under existing non-capitalized long-term leases are as follows:

Amount
(In thousands)
2013	$48,680
2014	38,943
2015	33,283
2016	24,775
2017	18,806
Thereafter	60,634

12.  OTHER LONG-TERM LIABILITIES

The following table presents details of the company’s other long-term liabilities:

	June 30, 2012	July 2, 2011
	(In thousands)
Qualified pension plan	$456,969	$8,366
Supplemental executive retirement plan	450,326	379,555
Other	200,204	233,577
Total	$1,107,499	$621,498

13.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

Sysco has company-sponsored defined benefit and defined contribution retirement plans for its employees. Also, the company provides certain health care benefits to eligible retirees and their dependents.

Sysco maintains a qualified pension plan (Retirement Plan) that pays benefits to employees at retirement, using formulas based on a participant’s years of service and compensation.

The company’s defined contribution 401(k) plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation. Sysco’s expense related to this plan was $17.2 million in fiscal 2012, $19.8 million in fiscal 2011, and $22.8 million in fiscal 2010.

At the end of fiscal 2012, Sysco approved a plan to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees will be eligible for additional contributions under the company’s defined contribution  401(k) plan.  The measurements for the Retirement Plan at June 30, 2012 included the impact of the freeze.  This resulted in the recognition of a curtailment gain as a component of actuarial loss arising in current year in other comprehensive loss.

In addition to receiving benefits upon retirement under the company’s Retirement Plan, key management personnel who are participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan (SERP). This plan is a nonqualified, unfunded supplementary retirement plan.

Funded Status

Accumulated pension assets measured against the obligation for pension benefits represents the funded status of a given plan.  The funded status of Sysco’s company-sponsored defined benefit plans is presented in the table below.  The caption “Pension Benefits” in the tables below includes both the Retirement Plan and the SERP.

	Pension Benefits		Other Postretirement Plans
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,516,660	$2,212,304	$10,812	$8,461
Service cost	108,223	99,443	457	396
Interest cost	147,512	134,973	632	524
Amendments	8,705	8,252	-	987
Curtailments	(176,531)	-	-	-
Actuarial loss, net	625,890	121,913	924	157
Total disbursements	(65,485)	(60,225)	129	287
Benefit obligation at end of year	3,164,974	2,516,660	12,954	10,812
Change in plan assets:
Fair value of plan assets at beginning of year	2,106,313	1,666,972	-	-
Actual return on plan assets	31,597	337,889	-	-
Employer contribution	162,444	161,677	(129)	(287)
Total disbursements	(65,485)	(60,225)	129	287
Fair value of plan assets at end of year	2,234,869	2,106,313	-	-
Funded status at end of year	$(930,105)	$(410,347)	$(12,954)	$(10,812)

In order to meet a portion of its obligations under the SERP, Sysco maintains life insurance policies on the lives of the participants with carrying values of $97.6 million as of June 30, 2012 and $170.0 million as of July 2, 2011.  In the second quarter of fiscal 2012, approximately $75.0 million of these policies were redeemed and corporate-owned real estate assets were substituted for these policies.  These policies are not included as plan assets or in the funded status amounts in the tables above and below; rather, the assets are held in a rabbi trust and are therefore available to satisfy the claims of the company’s creditors in the event of bankruptcy or insolvency of the company. Sysco is the sole owner and beneficiary of such policies.  The projected benefit obligation for the SERP of $473.1 million and $402.0 million as of June 30, 2012 and July 2, 2011, respectively, was included in Other long-term liabilities on the balance sheet.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	Pension Benefits		Other Postretirement Plans
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
		(In thousands)
Current accrued benefit liability (Accrued expenses)	$(22,810)	$(22,426)	$(369)	$(336)
Non-current accrued benefit liability (Other long-term liabilities)	(907,295)	(387,921)	(12,585)	(10,476)
Net amount recognized	$(930,105)	$(410,347)	$(12,954)	$(10,812)

Accumulated other comprehensive loss (income) as of June 30, 2012 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Prior service cost	$36,087	$1,236	$37,323
Actuarial losses (gains)	1,303,582	(3,543)	1,300,039
Transition obligation	-	141	141
Total	$1,339,669	$(2,166)	$1,337,503

Accumulated other comprehensive loss (income) as of July 2, 2011 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Prior service cost	$32,187	$1,450	$33,637
Actuarial losses (gains)	784,382	(4,798)	779,584
Transition obligation	-	294	294
Total	$816,569	$(3,054)	$813,515

The accumulated benefit obligation, which does not consider any salary increases, for the company-sponsored defined benefit pension plans was $3,078.5 million and $2,325.2 million as of June 30, 2012 and July 2, 2011, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	Pension Benefits		Other Postretirement Plans
	June 30, 2012 (1)	July 2, 2011 (1)	June 30, 2012	July 2, 2011
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$3,078,488	$2,325,171	$12,954	$10,812
Fair value of plan assets at end of year	2,234,869	2,106,313	-	-

(1)  Information under Pension Benefits as of June 30, 2012 and July 2, 2011 includes both the Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	Pension Benefits
	2012	2011	2010 (53 Weeks)
	(In thousands)
Service cost	$108,223	$99,443	$66,650
Interest cost	147,512	134,973	119,593
Expected return on plan assets	(161,605)	(131,921)	(104,860)
Amortization of prior service cost	4,806	3,960	4,209
Amortization of actuarial loss	60,166	79,952	40,526
Net pension costs	$159,102	$186,407	$126,118

The components of other postretirement benefit costs for each fiscal year are as follows:

	Other Postretirement Plans
	2012	2011	2010 (53 Weeks)
	(In thousands)
Service cost	$457	$396	$328
Interest cost	632	524	562
Amortization of prior service cost	215	185	185
Amortization of actuarial gain	(331)	(388)	(490)
Amortization of transition obligation	153	153	153
Net other postretirement benefit costs	$1,126	$870	$738

Net company-sponsored pension costs decreased $27.3 million in fiscal 2012 due primarily to higher returns on assets of Sysco’s Retirement Plan during fiscal 2011.  Net company-sponsored pension costs in fiscal 2013 are expected to decrease by approximately $26.5 million over fiscal 2012 due primarily to  the freeze of the plan, partially offset by the impact of reduced discount rates and amortization of losses from unrecognized actuarial losses.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	Pension Benefits
	2012	2011	2010 (53 Weeks)
	(In thousands)
Amortization of prior service cost	$4,806	$3,960	$4,209
Amortization of actuarial loss	60,166	79,952	40,526
Prior service cost arising in current year	(8,706)	(8,252)	-
Actuarial (loss) gain arising in current year	(579,366)	84,055	(454,023)
Net pension costs	$(523,100)	$159,715	$(409,288)

Other changes in benefit obligations recognized in other comprehensive (loss) income related to other postretirement plans for each fiscal year are as follows:

	Other Postretirement Plans
	2012	2011	2010 (53 Weeks)
	(In thousands)
Amortization of prior service cost	$215	$185	$185
Amortization of actuarial gain	(331)	(388)	(490)
Amortization of transition obligation	153	153	153
Prior service cost arising in current year	-	(987)	-
Actuarial (loss) gain arising in current year	(925)	(157)	(733)
Net pension costs	$(888)	$(1,194)	$(885)

Amounts included in accumulated other comprehensive loss (income) as of June 30, 2012 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2013 are:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Amortization of prior service cost	$5,847	$169	$6,016
Amortization of actuarial losses (gains)	76,086	(203)	75,883
Amortization of transition obligation	-	141	141
Total	$81,933	$107	$82,040

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $162.4 million and $161.7 million in fiscal years 2012 and 2011, respectively.  The $140.0 million contribution to the Retirement Plan in fiscal 2012 exceeded the minimum required contribution for the calendar 2011 plan year to meet ERISA minimum funding requirements.  The $140.0 million contribution to the Retirement Plan in fiscal 2011 was voluntary, as there was no minimum required contribution for the calendar 2010 plan year.  There are no required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2013. The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments. The estimated fiscal 2013 contributions to fund benefit payments for the SERP and other postretirement plans are $23.4 million and $0.4 million, respectively.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	Pension Benefits	Other Postretirement Plans
	(In thousands)
2013	$74,988	$378
2014	82,762	523
2015	92,032	743
2016	102,279	921
2017	113,637	1,063
Subsequent five years	732,601	6,169

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

June 30, 2012	July 2, 2011
Discount rate — Retirement Plan	4.81%	5.94%
Discount rate — SERP	4.89	5.93
Discount rate — Other Postretirement Plans	4.81	5.94
Rate of compensation increase — Retirement Plan	5.30	5.30

For determining the benefit obligations as of June 30, 2012 and July 2, 2011, the SERP calculations utilized an age-graded salary growth assumption.

Weighted-average assumptions used to determine net company-sponsored pension costs and other postretirement benefit costs for each fiscal year were:

	2012	2011	2010
Discount rate — Retirement Plan	5.94%	6.15%	8.02%
Discount rate — SERP	5.93	6.35	7.14
Discount rate — Other Postretirement Plans	5.94	6.32	8.02
Expected rate of return — Retirement Plan	7.75	8.00	8.00
Rate of compensation increase — Retirement Plan	5.30	5.30	5.21

For determining the net pension costs related to the SERP for fiscal 2012 and  2011, the SERP calculations utilized an age-graded salary growth assumption.   The calculation for fiscal 2010 utilized an age-graded salary growth assumption with reductions taken for determining fiscal 2010 pay due to base salary freezes in effect for fiscal 2010.

A healthcare cost trend rate is not used in the calculations of postretirement benefit obligations because Sysco subsidizes the cost of postretirement medical coverage by a fixed dollar amount, with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

For guidance in determining the discount rate, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans. The discount rate assumption is reviewed annually and revised as deemed appropriate.  The discount rate to be used for the calculation of fiscal 2013 net company-sponsored benefit costs for the Retirement Plan is 4.81%.  The discount rate to be used for the calculation of fiscal 2013 net company-sponsored benefit costs for the SERP is 4.89%.   The discount rate to be used for the calculation of fiscal 2013 net company-sponsored benefit costs for the Other Postretirement Plans is 4.81%.

The expected long-term rate of return on plan assets assumption is net return on assets assumption, representing gross return on assets less plan expenses.  The expected return is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.  The expected long-term rate of return to be used in the calculation of fiscal 2013 net company-sponsored benefit costs for the Retirement Plan is 7.75%.

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

The company’s target and actual investment allocation as of June 30, 2012 is as follows:

	Target Asset Allocation Range	Actual Asset Allocation
U.S. equity	23 - 31%	31%
International equity	23 - 31	30
Core fixed income	11 - 17	12
Long duration fixed income	10 - 18	15
High yield fixed income	7 - 11	9
Alternative investments	5 - 15	3
		100%

Sysco’s investment strategy is implemented through a combination of balanced and specialist investment managers, passive investment funds and actively-managed investment funds. U.S. equity consists of both large-cap and small-to-mid-cap securities.  Core fixed income investments include intermediate range U.S. government and agency securities, corporate bonds from diversified industries, asset-backed securities, mortgage-backed securities, other debt securities and derivative securities. Long duration fixed income investments include U.S. government and agency securities, corporate bonds from diversified industries, asset-backed securities, mortgage-backed securities, other debt securities and derivative securities. High yield fixed income consists of below investment grade corporate debt securities and may include derivative securities.  Alternative investments may include private equity, private real estate, timberland, and commodities investments. Investment funds are selected based on each fund’s stated investment strategy to align with Sysco’s overall target mix of investments.  Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate.  As of June 30, 2012, actual asset allocation varied from the stated target in certain categories, as alternative investment funding, primarily in private equity funds require contributions over a multi-year period.  Until such capital is required, the company has chosen to invest these amounts in U.S. and international equities.

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

Fair Value of Plan Assets

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price).  See Note 4, “Fair Value Measurements,” for a description of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

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

Investment funds: Valued at the net asset value (NAV) provided by the manager of each fund.  The NAV is calculated as the underlying net assets owned by the fund, divided by the number of shares outstanding. The NAV is based on the fair value of the underlying securities within the fund.  The real estate funds are valued at the NAV of shares held by the Retirement Plan, which is based on the valuations of the underlying real estate investments held by each fund.  Each real estate investment is valued on the basis of a discounted cash flow approach. Inputs used include future rental receipts, expenses and residual values from a market participant view of the highest and best use of the real estate as rental property.  All investment funds, with the exception of the real estate funds and private equity funds, are included as a Level 2 measurement in the table below.  The real estate funds and private equity funds are included as Level 3 measurements.

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

The following table presents the fair value of the Retirement Plan’s assets by major asset category as of June 30, 2012:

	Assets Measured at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents [1]	$-	$44,904	$-	$44,904
U.S. equity:
U.S. large-cap [1]	143,544	414,048	-	557,592
U.S. small-to-mid-cap	133,388	-	-	133,388
International equity [2]	-	670,139	-	670,139
Core fixed income:
U.S. government and agency securities	-	43,690	-	43,690
Corporate bonds [1]	-	85,391	-	85,391
Asset-backed securities	-	11,937	-	11,937
Mortgage-backed securities, net [1]	-	106,722	-	106,722
Other [1]	192	17,248	-	17,440
Derivatives, net [3]	(16)	(6)	-	(22)
Long duration fixed income:
U.S. government and agency securities	-	143,825	-	143,825
Corporate bonds	-	119,947	-	119,947
Mortgage-backed securities	-	9,946	-	9,946
Municipal bonds	-	22,014	-	22,014
Sovereign debt	-	18,126	-	18,126
Other [1]	-	12,813	-	12,813
Derivatives, net [4]	-	(43)	-	(43)
High yield fixed income [2]	-	205,984	-	205,984
Alternative investments:
Real estate [2]	-	-	51,097	51,097
Private equity [2]	-	-	5,295	5,295
Total investments at fair value	$277,108	$1,926,685	$56,392	$2,260,185
Other [5]				(25,316)
Fair value of plan assets at end of year				$2,234,869

1  Include direct investments and investment funds.

2  Include investments in investment funds only.

3  Include credit default swaps, interest rate swaps, and futures.  The fair value of asset positions totaled $0.3 million; the fair value of liability positions totaled $0.3 million.

4 Include credit default swaps, interest rate swaps, foreign currency contracts, futures and options.  The fair value of asset positions totaled $0.5 million; the fair value of liability positions totaled $0.6 million.

5  Include primarily plan receivables and payables, net.

The following table presents the fair value of the Retirement Plan’s assets by major asset category as of July 2, 2011:

	Assets Measured at Fair Value as of July 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents [1]	$-	$112,217	$-	$112,217
U.S. equity:
U.S. large-cap [1]	139,048	357,712	-	496,760
U.S. small-to-mid-cap	166,890	-	-	166,890
International equity [2]	117,655	455,811	-	573,466
Core fixed income:
U.S. government and agency securities	-	62,691	-	62,691
Corporate bonds [1]	-	80,379	-	80,379
Asset-backed securities	-	8,704	-	8,704
Mortgage-backed securities, net [3]	-	129,941	-	129,941
Other [1]	204	17,296	-	17,500
Derivatives, net [4]	(34)	(340)	-	(374)
Long duration fixed income:
U.S. government and agency securities	-	79,970	-	79,970
Corporate bonds	-	139,916	-	139,916
Mortgage-backed securities	-	11,810	-	11,810
Municipal bonds	-	18,786	-	18,786
Sovereign debt	-	10,552	-	10,552
Other [1]	-	12,529	-	12,529
Derivatives, net [5]	280	512	-	792
High yield fixed income [2]	-	191,583	-	191,583
Alternative investments:
Real estate [2]	-	-	30,615	30,615
Private equity [2]	-	-	1,480	1,480
Total investments at fair value	$424,043	$1,690,069	$32,095	$2,146,207
Other [6]				(39,894)
Fair value of plan assets at end of year				$2,106,313

1  Include direct investments and investment funds.

2  Include investments in investment funds only.

3  Include direct investments, investment funds and forward settling sales.

4 Include credit default swaps, interest rate swaps and futures.  The fair value of asset positions totaled $8.6 million; the fair value of liability positions totaled $9.0 million.

5 Include credit default swaps, interest rate swaps, foreign currency contracts, futures and options.  The fair value of asset positions totaled $1.1 million; the fair value of liability positions totaled $0.3 million.

6  Include primarily plan receivables and payables, net.

The following table sets forth a summary of changes in the fair value of the Retirement Plan’s Level 3 assets for each fiscal year:

	Real Estate Funds	Private Equity Funds	Total Level 3 Measurements
	(In thousands)
Balance, July 3, 2010	$17,065	$-	$17,065
Actual return on plan assets:
Relating to assets still held at the reporting date	3,371	72	3,443
Relating to assets sold during the period	-	-	-
Purchases and sales, net	10,179	1,408	11,587
Transfers in and/or out of Level 3	-	-	-
Balance, July 2, 2011	$30,615	$1,480	$32,095
Actual return on plan assets:
Relating to assets still held at the reporting date	2,155	(14)	2,141
Relating to assets sold during the period	-	-	-
Purchases and sales, net	18,327	3,829	22,156
Transfers in and/or out of Level 3	-	-	-
Balance, June 30, 2012	$51,097	$5,295	$56,392

14.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco contributes to several multiemployer defined benefit pension plans in the United States and Canada based on obligations arising under collective bargaining agreements covering union-represented employees. Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other employers contributing to the plan.  Approximately 10% of Sysco’s current employees are participants in such multiemployer plans as of June 30, 2012.

The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•

If Sysco chooses to stop participating in some of its multiemployer plans, Sysco may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Based upon the information available from plan administrators, management believes that several of these multiemployer plans are underfunded.  In addition, pension-related legislation in the United States requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, Sysco expects its contributions to these plans to increase in the future.  In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  Total withdrawal liability provisions recorded include $21.9 million in fiscal 2012, $41.5 million in fiscal 2011 and $2.9 million in fiscal 2010.  As of June 30, 2012 and July 2, 2011, Sysco had approximately $30.7 million and $42.4 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur  in the applicable two year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible with certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much as $100.0 million as of June 30, 2012.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, which has valuation dates ranging from December 31, 2009 to December 31, 2010. The majority of these plans have a valuation date of calendar year-end and therefore the estimate results from plans for which the valuation date was December 31, 2010; therefore, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2012	2011	2010 (53 Weeks)
	(In thousands)
Individually significant plans	$63,718	$30,180	$47,483
All other plans	4,390	3,835	4,216
Total contributions	$68,108	$34,015	$51,699

Payments for voluntary withdrawals included in contributions were $33.6 million, zero and $17.4 million in fiscal 2012, 2011 and 2010, respectively.

Individually Significant Plans

The information in the following tables relates to multiemployer defined benefit pension plans which Sysco has determined to be individually significant to the company.  To determine individually significant plans, the company evaluated several factors, including Sysco’s significance to the plan in terms of employees and contributions, the funded status of the plan and the size of company’s potential withdrawal liability if it were to voluntarily withdraw from the plan.

The following table provides information about the funded status of individually significant plans:

•	The “EIN-PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN).
•

The “Pension Protection Act Zone Status”  columns provide the two most recent Pension Protection Act zone statuses available from each plan.  The zone status is based on information that the company received from the plan’s administrators and is certified by each plan’s actuary.  Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded.

•

The “FIP/RP Status” column indicates whether a financial improvement plan (FIP) for yellow/orange zone plans or a rehabilitation plan (RP) for red zone plans is pending or implemented in the current year or was put in place in a prior year.  A status of “Pending” indicates a FIP/RP has been approved but actual period covered by the FIP/RP has not begun.  A status of “Implemented” means the period covered by the FIP/RP began in the current year or is ongoing.

•

The “Surcharge Imposed” column indicates whether a surcharge was paid during the most recent annual period presented for the company’s contributions to each plan in the red zone.  If the company’s current collective bargaining agreement (CBA) with a plan satisfies the requirements of a pending but not yet implemented RP, then the payment of surcharges is not required and “No” will be reflected in this column.  If the company’s current collective bargaining agreement (CBA) with a plan does not yet satisfy the requirements of a pending but not yet implemented RP, then the payment of surcharges is required and “Yes” will be reflected in this column.

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/12	As of 12/31/11	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan (1)	91-6145047-001	Green	Green	N/A	N/A	9/1/12 to 10/31/16 (5)

Central States, Southeast and Southwest Areas Pension Fund	36-6044243-001	Red	Red	Implemented	No	3/2/13

Teamsters Pension Trust Fund of Philadelphia and Vicinity (2)	23-1511735-001	Yellow	Yellow	Pending	N/A	7/19/13 to 7/31/16 (6)

New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Pending	No	4/30/14

Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund (3)	52-6043608-001	Yellow	Yellow	Pending	N/A	3/1/15

Cleveland Bakers and Teamsters Pension Fund (4)	34-0904419-001	Red	Red	Implemented	Yes	6/30/17

Minneapolis Food Distributing Industry Pension Plan (1)	41-6047047-001	Yellow	Yellow	Implemented	N/A	8/10/13

(1)

This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.  There were no changes to the plan’s zone status as of December 31, 2011 as a result of this election.

(2)

This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.   Absent this election, the plan’s zone status under the Pension Protection Act would have been orange as of December 31, 2011.

(3)

This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.   Absent this election, the plan’s zone status under the Pension Protection Act would have been red as of December 31, 2011.

(4)

In June 2012, the union members of one of the company’s subsidiaries voted to withdraw from this plan and join Sysco’s company-sponsored Retirement Plan.  This action triggered a withdrawal from the multiemployer pension plan.  As such, the company is no longer making regular contributions to this plan effective with the newly effective CBA beginning in fiscal 2013.  In addition, this plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.  There were no changes to the plan’s zone status as of December 31, 2011 as a result of this election.

(5)

Sysco is party to 22 CBAs that require contributions to the Western Conference of Teamsters Pension Trust.  Each agreement covers anywhere from 1% to 12% of the total contributions Sysco is required to pay the fund.

(6)

Sysco is party to three CBAs that require contributions to the Teamsters Pension Trust Fund of Philadelphia and Vicinity.  One agreement expires July 19, 2013 and covers approximately 50% of the total contributions Sysco is required to pay the fund.  The remaining two agreements expire July 31, 2016 and cover the remaining 50% of the total contributions Sysco is required to pay the fund.

The following table provides information about the company’s contributions to individually significant plans:

•	The “Sysco Contributions” columns provide contribution amounts based on Sysco’s fiscal years, which may not coincide with the plans’ fiscal years.
•

The “Sysco 5% of Total Plan Contributions” columns indicate whether Sysco was listed in the plan’s most recently filed Form 5500s as providing more than five percent of the total contributions to the plan, and the plan year-end is noted.  As of the date these financial statements were filed with the SEC, Form 5500s were not available for plan years ending December 31, 2011.

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2012	2011	2010 (53 Weeks)	Year Ending 12/31/10	Year Ending 12/31/09
	(In thousands)
Western Conference of Teamsters Pension Plan	$19,829	$19,490	$19,051	No	No

Central States, Southeast and Southwest Areas Pension Fund	33,032	1,835	19,795	No	No

Teamsters Pension Trust Fund of Philadelphia and Vicinity	2,227	2,009	1,922	No	No

New York State Teamsters Conference Pension and Retirement Fund	1,395	1,366	1,449	No	No

Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	1,490	1,358	1,397	Yes	Yes

Cleveland Bakers and Teamsters Pension Fund	1,189	1,149	1,027	Yes	No

Minneapolis Food Distributing Industry Pension Plan	4,556	2,973	2,842	Yes	Yes

For all of the plans noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

Other Postretirement Benefit Plans

In addition to the contributions to the defined benefit pension plans described above, Sysco also contributes to several multiemployer plans that provide other postretirement benefits based on obligations arising under collective bargaining agreements covering union-represented employees.  These plans may provide medical, pharmacy, dental, vision, mental health and other benefits to active employees and retirees as determined by the trustees of each plan.  Sysco contributed to these plans $25.5 million in fiscal 2012, $23.9 million in fiscal 2011 and $22.7 million in fiscal 2010.  There have been no significant changes that affect the comparability of fiscal 2012, fiscal 2011 and fiscal 2010 contributions.

15.  EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares of common stock outstanding for each respective year. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares of common stock outstanding during those respective years adjusted for the dilutive effect of share-based awards outstanding using the treasury stock method.  The two-class method is also utilized for the computation of earnings per share. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based compensation with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net earnings allocated to these participating securities are excluded from net earnings allocated to common shares and were insignificant in fiscal 2012, 2011 and 2010.

A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the periods presented follows:

	2012	2011	2010 (53 Weeks)
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$1,121,585	$1,152,030	$1,179,983

Denominator:
Weighted-average basic shares outstanding	587,726,343	586,526,142	592,157,221
Dilutive effect of share-based awards	1,265,098	2,165,404	1,432,821
Weighted-average diluted shares outstanding	588,991,441	588,691,546	593,590,042

Basic earnings per share:	$1.91	$1.96	$1.99

Diluted earnings per share:	$1.90	$1.96	$1.99

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 49,100,000, 50,700,000 and 58,200,000 for fiscal 2012, 2011 and 2010, respectively.

Dividends declared were $628.0 million, $604.5 million and $585.7 million in fiscal 2012, 2011 and 2010, respectively. Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $159.4 million, $155.0 million and $148.0 million in fiscal 2012, 2011 and 2010, respectively.

16. COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustments, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $718.7 million, $1,372.3 million and $977.7 million in fiscal 2012, 2011 and 2010, respectively.

A summary of the components of other comprehensive (loss) income and the related tax effects for each of the years presented  is as follows:

	2012
	Before Tax Amount	Tax	Net of Tax Amount
	(In thousands)
Foreign currency translation adjustment	$(81,003)	$-	$(81,003)
Amortization of cash flow hedges	692	266	426
Settlement of cash flow hedge	722	277	445
Amortization of prior service cost	5,021	1,928	3,093
Amortization of actuarial loss (gain), net	59,835	22,975	36,860
Amortization of transition obligation	153	60	93
Prior service cost arising in current year	(8,706)	(3,343)	(5,363)
Actuarial (loss) gain, net arising in current year	(580,291)	(222,832)	(357,459)
Total other comprehensive (loss) income	$(603,577)	$(200,669)	$(402,908)

	2011
	Before Tax Amount	Tax	Net of Tax Amount
	(In thousands)
Foreign currency translation adjustment	$122,217	$-	$122,217
Amortization of cash flow hedge	696	268	428
Amortization of prior service cost	4,145	1,592	2,553
Amortization of actuarial loss (gain), net	79,564	30,551	49,013
Amortization of transition obligation	153	60	93
Prior service cost arising in current year	(9,239)	(3,547)	(5,692)
Actuarial (loss) gain, net arising in current year	83,898	32,217	51,681
Total other comprehensive (loss) income	$281,434	$61,141	$220,293

	2010
	(53 Weeks)
	Before Tax Amount	Tax	Net of Tax Amount
	(In thousands)
Foreign currency translation adjustment	$49,973	$-	$49,973
Amortization of cash flow hedge	695	267	428
Amortization of prior service cost	4,394	1,687	2,707
Amortization of actuarial loss (gain), net	40,037	15,373	24,664
Amortization of transition obligation	153	60	93
Actuarial (loss) gain, net arising in current year	(454,756)	(174,626)	(280,130)
Total other comprehensive (loss) income	$(359,504)	$(157,239)	$(202,265)

The following table provides a summary of the changes in accumulated other comprehensive (loss) income for the years presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swap, net of tax	Total
	(In thousands)
Balance as of June 27, 2009	$(346,107)	$79,562	$(11,441)	$(277,986)
Foreign currency translation adjustment	-	49,973	-	49,973
Amortization of cash flow hedge	-	-	428	428
Amortization of prior service cost	2,707	-	-	2,707
Amortization of actuarial loss (gain), net	24,664	-	-	24,664
Amortization of transition obligation	93	-	-	93
Actuarial (loss) gain, net, arising in current year	(280,130)	-	-	(280,130)
Balance as of July 3, 2010	(598,773)	129,535	(11,013)	(480,251)
Foreign currency translation adjustment	-	122,217	-	122,217
Amortization of cash flow hedge	-	-	428	428
Amortization of prior service cost	2,553	-	-	2,553
Amortization of actuarial loss (gain), net	49,013	-	-	49,013
Amortization of transition obligation	93	-	-	93
Prior service cost arising in current year	(5,692)	-	-	(5,692)
Actuarial (loss) gain, net, arising in current year	51,681	-	-	51,681
Balance as of July 2, 2011	(501,125)	251,752	(10,585)	(259,958)
Foreign currency translation adjustment	-	(81,003)	-	(81,003)
Amortization of cash flow hedges	-	-	426	426
Settlement of cash flow hedge	-	-	445	445
Amortization of prior service cost	3,093	-	-	3,093
Amortization of actuarial loss (gain), net	36,860	-	-	36,860
Amortization of transition obligation	93	-	-	93
Prior service cost arising in current year	(5,363)	-	-	(5,363)
Actuarial (loss) gain, net, arising in current year	(357,459)	-	-	(357,459)
Balance as of June 30, 2012	$(823,901)	$170,749	$(9,714)	$(662,866)

17. SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.

Stock Incentive Plans

In November 2009, Sysco’s 2007 Stock Incentive Plan was  amended and provides for the issuance of up to 55,000,000 shares of Sysco common stock for share-based awards to officers and other employees of the company. Of the 55,000,000 authorized shares, the full 55,000,000 shares  may be issued as options or stock appreciation rights and up to 10,000,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards.  To date, Sysco has issued options, restricted stock and restricted stock units under this plan. Vesting requirements for awards under this plan will vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year. The contractual life of all options granted under this plan will be no greater than seven years. As of June 30, 2012, there were 17,224,939 remaining shares authorized and available for grant in total under the amended 2007 Stock Incentive Plan, of which the full 17,224,939 shares may be issued as options or stock appreciation rights, or as a combination of up to 7,189,123 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 30, 2012.  No new options will be issued under any of the prior plans, as future grants to employees will be made through the amended 2007 Stock Incentive Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.

In November 2009, Sysco’s 2009 Non-Employee Directors Stock Plan was adopted and provides for the issuance of up to 750,000 shares of Sysco common stock for share-based awards to non-employee directors. The authorized shares may be granted as restricted stock, restricted stock units, elected shares or additional shares. In addition, options and unvested common shares also remained outstanding as of June 30, 2012 under previous non-employee director stock plans. No further grants will be made under these previous plans, as all future grants to non-employee directors will be made through the 2009 Non-Employee Directors Stock Plan or subsequently adopted plans. Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or vesting based on performance criteria. The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years. As of June 30, 2012, there were 554,828 remaining shares authorized and available for grant in total under the 2009 Non-Employee Directors Stock Plan.

Stock Options

Sysco’s option awards are subject to graded vesting over a service period. Sysco recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

In addition, certain of Sysco’s options provide that the options continue to vest as if the optionee continued to be an employee or director if the optionee meets certain age and years of service thresholds upon retirement. In these cases, Sysco will recognize compensation cost for such awards over the period from the grant date to the date the employee or director first becomes eligible to retire with the options continuing to vest after retirement.

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

The following weighted-average assumptions were used for each fiscal year presented:

	2012	2011	2010
Dividend yield	3.7%	3.5%	3.6%
Expected volatility	23.4	23.4	25.4
Risk-free interest rate	1.0	1.2	2.3
Expected life	5.4 years	5.0 years	4.9 years

The following summary presents information regarding outstanding options as of June 30, 2012 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 2, 2011	67,392,308	$30.05
Granted	7,015,952	27.82
Exercised	(2,467,747)	26.70
Forfeited	(762,556)	27.98
Expired	(11,953,731)	30.55
Outstanding as of June 30, 2012	59,224,226	$29.85	2.78	$65,617
Vested or expected to vest as of June 30, 2012	58,805,665	$29.86	2.77	$64,803
Exercisable as of June 30, 2012	37,893,930	$30.93	1.52	$21,052

The total number of employee options granted was 7,015,952,  7,190,250 and 8,494,200 in fiscal years 2012,  2011 and 2010, respectively. During fiscal 2012,  2,898,854 options were granted to 11 executive officers and 4,117,098 options were granted to approximately 180 other key employees.  During fiscal 2011, 1,423,000 options were granted to 11 executive officers and 5,767,250 options were granted to approximately 1,500 other key employees. During fiscal 2010, 1,451,500 options were granted to 12 executive officers and 7,042,700 options were granted to approximately 1,600 other key employees.

The weighted average grant-date fair value of options granted in fiscal 2012, 2011 and 2010 was $3.69, $3.96 and $4.53, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $8.3 million, $45.5 million and $16.3 million, respectively.

Restricted Stock Units

During fiscal 2012, 2011 and 2010,  1,528,734, 656,000 and 652,300 restricted stock units, respectively, were granted to employees that will vest ratably over a three-year period.  Some of these restricted stock units were granted with dividend equivalents.  The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant.  For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period.  The weighted average grant-date fair value per share of restricted stock units granted during  fiscal 2012, 2011 and 2010 was $27.35, $28.72 and $27.24, respectively.  The total fair value of restricted stock units vested during fiscal 2012 and 2011 was $11.8 million and  $6.2 million, respectively.  There were no vestings of restricted stock units in fiscal 2010.

Restricted Stock

In fiscal 2009, 75,822 shares of restricted stock were granted to an executive officer.  The fair value of these shares was $23.74 per share, which was based on the stock price on the grant date.  These shares were to vest ratably over a three-year period.  In fiscal 2010, this executive officer announced his retirement, and 37,911 of the shares were forfeited according to the terms of the agreement.  The remaining shares have vested according to the terms of the agreement as amended in connection with the executive officer’s retirement.    The total fair value of restricted stock vested during fiscal 2011 and 2010 was $0.4 million and $0.7 million, respectively.  There were no vestings of restricted stock in fiscal 2012.

Non-Employee Director Awards

The 2009 Non-Employee Directors Stock Plan, as well as previous plans, provides for the issuance of restricted awards to current non-employee directors. During fiscal 2012, 2011 and 2010, 63,657,  60,973 and 58,310 shares, respectively, of restricted awards were granted to non-employee directors. The awards granted in fiscal 2012 and 2011 vest over a one-year period, and the awards granted in fiscal 2010 vest over a three-year period.  Beginning in fiscal 2011, the non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date.  The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value of the shares granted during fiscal 2012, 2011 and 2010 was $27.65, $28.87 and $27.44, respectively.    The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2012, 2011 and 2010 was $2.2 million, $1.7 million and $1.4 million, respectively.  Restricted stock shares are valued on their vesting date.  Vested deferred units are valued on their subsequent conversion and distribution date.

Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis.  Previous plans allowed for the election to receive up to 50% of annual directors’ fees in Sysco common stock.  Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations.  As a result of such elections, a total of 31,397,  27,979 and 23,111 shares with a weighted-average grant date fair value of $28.46, $29.26 and $24.42 per share were issued in fiscal 2012, 2011 and 2010, respectively, in the form of fully vested common stock or deferred units.    The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2012, 2011 and 2010 was $0.5 million,  $0.4 million and $0.6 million, respectively.  Common stock shares are valued on their vesting date.  Vested deferred units are valued on their subsequent conversion and distribution date.

As of June 30, 2012, there were 42,040 fully vested deferred units outstanding which will convert into shares of Sysco common stock upon dates selected by the respective non-employee directors.

Summary of Nonvested Awards

The following summary presents information regarding outstanding nonvested awards as of June 30, 2012 and changes during the fiscal year then ended with regard to these awards under all stock incentive plans.  Award types represented include:  restricted stock units granted to employees and restricted awards granted to non-employee directors.

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested as of July 2, 2011	1,202,526	$28.10
Granted	1,592,391	27.36
Vested	(530,878)	27.95
Forfeited	(50,668)	27.85
Nonvested as of June 30, 2012	2,213,371	$27.61

Employees’ Stock Purchase Plan

Sysco has an Employees’ Stock Purchase Plan that permits employees to invest in Sysco common stock by means of periodic payroll deductions at discount of 15% from the closing price on the last business day of each calendar quarter. In November 2010, the Employees’ Stock Purchase Plan was amended to reserve an additional 5,000,000 shares of Sysco common stock for issuance under the plan.  Including the additional 5,000,000 shares reserved in fiscal 2011, the total number of shares which may be sold pursuant to the plan may not exceed 79,000,000 shares, of which 5,240,738 remained available as of June 30, 2012.

During fiscal 2012,  1,661,758 shares of Sysco common stock were purchased by the participants as compared to 1,655,100 shares purchased in fiscal 2011 and 1,827,386 shares purchased in fiscal 2010. In July 2012,  398,165 shares were purchased by participants.

The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.33, $4.28 and $3.87 per share during fiscal 2012, 2011 and 2010, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $70.3 million, $59.2 million and $66.4 million for fiscal 2012, 2011 and 2010, respectively, and is included within operating expenses in the consolidated results of operations. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $21.7 million, $18.2 million and $13.9 million for fiscal 2012, 2011 and 2010, respectively.

As of June 30, 2012, there was $63.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.36 years.

Cash received from option exercises and purchases of shares under the Employees’ Stock Purchase Plan was $99.4 million, $332.7 million and $94.8 million during fiscal 2012, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.0 million, $15.9 million and $5.4 million during fiscal 2012, 2011 and 2010, respectively.

18.   INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2012	2011	2010 (53 Weeks)
	(In thousands)
United States	$1,606,928	$1,639,258	$1,679,867
Foreign	177,074	188,196	169,722
Total	$1,784,002	$1,827,454	$1,849,589

The income tax provision for each fiscal year consists of the following:

	2012	2011	2010 (53 Weeks)
	(In thousands)
United States federal income taxes	$540,861	$556,663	$533,832
State and local income taxes	77,064	60,081	80,492
Foreign income taxes	44,492	58,680	55,282
Total	$662,417	$675,424	$669,606

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2012	2011	2010 (53 Weeks)
	(In thousands)
Current	$840,745	$840,173	$791,120
Deferred	(178,328)	(164,749)	(121,514)
Total	$662,417	$675,424	$669,606

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

As noted in the table above, payments related to the settlement were $212.0 million, $212.0 million and $528.0 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.  The company had previously accrued interest for a portion of the exposure pertaining to the IRS proposed adjustments and as a result of the settlement with the IRS, Sysco recorded an income tax benefit of approximately $29.0 million in the first quarter of fiscal 2010.

Sysco’s deferred taxes were impacted by the timing of these installment payments.  Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of each of fiscal 2012, 2011, and 2010.  Additionally, beginning in fiscal 2009, the company is not deferring taxes for federal purposes according to its agreement with the IRS.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	June 30, 2012	July 2, 2011
	(In thousands)
Deferred tax liabilities:
Deferred supply chain distributions	$-	$276,001
Excess tax depreciation and basis differences of assets	473,947	384,702
Goodwill and intangible assets	186,921	175,747
Other	19,756	35,497
Total deferred tax liabilities	680,624	871,947
Deferred tax assets:
Net operating tax loss carryforwards	21,609	32,648
Benefit on unrecognized tax benefits	23,287	23,463
Pension	362,391	162,212
Share-based compensation	63,522	61,273
Deferred compensation	36,639	37,659
Self-insured liabilities	41,030	40,454
Receivables	51,607	52,614
Inventory	59,619	54,853
Other	40,257	56,465
Total deferred tax assets	699,961	521,641
Total net deferred tax (assets) liabilities	$(19,337)	$350,306

The company had state net operating tax loss carryforwards as of June 30, 2012 and July 2, 2011. The net operating tax loss carryforwards outstanding as of June 30, 2012 expire in fiscal years 2013 through 2031.  There were no valuation allowances recorded for the state tax loss carryforwards as of June 30, 2012 and July 2, 2011 because management believes it is more likely than not that these benefits will be realized based on utilization forecasts.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2012	2011	2010
United States statutory federal income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of any applicable federal income tax benefit	2.65	1.96	2.89
Foreign income taxes	(1.07)	(0.50)	(0.31)
Impact of uncertain tax benefits	0.12	0.51	(1.46)
Impact of adjusting carrying value of corporate-owned life insurance policies to their cash surrender values	(0.08)	(0.61)	(0.45)
Other	0.51	0.60	0.53
	37.13%	36.96%	36.20%

The effective tax rate for fiscal 2012 was 37.13%.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rate.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2012	2011
	(In thousands)
Unrecognized tax benefits at beginning of year	$72,091	$89,851
Additions for tax positions related to prior years	2,479	21,099
Reductions for tax positions related to prior years	(2,154)	(11,955)
Additions for tax positions related to the current year	-	-
Reductions for tax positions related to the current year	-	-
Reductions due to settlements with taxing authorities	(2,831)	(25,294)
Reductions due to lapse of applicable statute of limitations	(1,431)	(1,610)
Unrecognized tax benefits at end of year	$68,154	$72,091

As of June 30, 2012,  $15.9 million of the gross liability for unrecognized tax benefits was netted within prepaid income taxes relating to a payment that occurred during fiscal 2011; however, the liability is considered outstanding until the matters have been settled with the respective jurisdiction.  As of June 30, 2012, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $36.6 million, of which $8.7 million was netted within prepaid income taxes relating to a payment that occurred during fiscal 2011; however, the liability is considered outstanding until the matters have been settled with the respective jurisdiction.  The expense recorded for interest and penalties related to unrecognized tax benefits in fiscal 2012 was $4.7 million.

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

If Sysco were to recognize all unrecognized tax benefits recorded as of June 30, 2012, approximately $37.1 million of the $68.2 million reserve would reduce the effective tax rate.  If Sysco were to recognize all unrecognized tax benefits recorded as of July 2, 2011, approximately $40.1 million of the $72.1 million reserve would reduce the effective tax rate.    It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions.  In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The IRS is auditing Sysco’s 2009 and 2010 federal income tax returns.  As of June 30, 2012, Sysco’s tax returns in the majority of the state and local jurisdictions and Canada are no longer subject to audit for the years before 2007.  However, some jurisdictions have audits open prior to 2007, with the earliest dating back to 2002.  Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been accrued for any adjustments that may result from those open years.

Other

Undistributed income of certain consolidated foreign subsidiaries at June 30, 2012 amounted to $910.6 million for which no deferred U.S. income tax provision has been recorded because Sysco intends to permanently reinvest such income in those foreign operations.  An estimate of any U.S. or foreign withholding taxes that may be applicable upon actual or deemed repatriation is not practical due to the complexities associated with the hypothetical calculation.

19. ACQUISITIONS

During fiscal 2012, in the aggregate, the company paid cash of $110.6 million for operations acquired during fiscal 2012 and for contingent consideration related to operations acquired in previous fiscal years.  During fiscal 2012, Sysco acquired for cash broadline foodservice operations in Sacramento, California; Quebec, Canada; New Haven, Connecticut; Grand Rapids, Michigan; Minneapolis, Minnesota; Columbia, South Carolina and Spokane, Washington. In addition, Sysco acquired for cash a company that distributes specialty imported products headquartered in Chicago, Illinois.  The fiscal 2012 acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain outstanding contingencies are resolved. As of June 30, 2012, aggregate contingent consideration amounts outstanding relating to acquisitions was $66.1 million, of which $36.4 million could result in the recording of additional goodwill.

20. COMMITMENTS AND CONTINGENCIES

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

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of June 30, 2012, we had forward diesel fuel commitments totaling approximately $95.6 million through April 2013.

Other Commitments

Sysco has committed to product purchases for resale in order to benefit from the company’s purchasing power.  A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2017.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.   Minimum amounts committed to as of June 30, 2012 totaled approximately $1,045.4 million.   Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2013	$855,444
2014	187,062
2015	1,323
2016	1,000
2017	591

Sysco has committed with a third party service provider to provide hardware and hardware hosting services. The services are to be provided over a ten-year period beginning in fiscal 2005 and ending in fiscal 2015. The total cost of the services over that period is expected to be approximately $586.9 million. This amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources and the adjustments for inflation provided for in the agreements. Sysco may also cancel a portion or all of the services provided subject to termination fees which decrease over time. If Sysco were to terminate all of the services in fiscal 2013, the estimated termination fee incurred in fiscal 2013 would be approximately $14.1 million.

21. BUSINESS SEGMENT INFORMATION

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise. The Broadline reportable segment is an aggregation of the company’s United States, Canadian and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers and also provide custom-cut meat operations.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce and lodging industry segments, a company that distributes specialty imported products and a company that distributes to international customers.

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements.  Intersegment sales represent specialty produce and imported specialty products distributed by the Broadline and SYGMA operating companies.  Management evaluates the performance of each of our operating segments based on its respective operating income results.   Corporate expenses generally include all expenses of the corporate office and Sysco’s shared service center.  These also include all share-based compensation costs and expenses related to the company’s Business Transformation Project.

The following table sets forth the financial information for Sysco’s business segments:

	Fiscal Year
	2012	2011	2010 (53 Weeks)
	(In thousands)
Sales:
Broadline	$34,420,851	$31,924,473	$30,381,283
SYGMA	5,735,673	5,341,094	4,891,279
Other	2,396,113	2,238,796	2,129,862
Intersegment sales	(171,698)	(180,874)	(158,929)
Total	$42,380,939	$39,323,489	$37,243,495

Operating income:
Broadline	$2,416,225	$2,327,847	$2,352,493
SYGMA	60,967	62,190	49,057
Other	91,048	100,222	87,667
Total segments	2,568,240	2,490,259	2,489,217
Corporate expenses	(677,608)	(558,757)	(513,349)
Total operating income	1,890,632	1,931,502	1,975,868
Interest expense	113,396	118,267	125,477
Other expense (income), net	(6,766)	(14,219)	802
Earnings before income taxes	$1,784,002	$1,827,454	$1,849,589

Depreciation and amortization:
Broadline	$298,852	$291,756	$283,167
SYGMA	27,706	24,975	23,822
Other	24,745	25,131	26,861
Total segments	351,303	341,862	333,850
Corporate	65,640	60,726	56,126
Total	$416,943	$402,588	$389,976

Capital expenditures:
Broadline	$525,368	$353,296	$407,340
SYGMA	30,961	38,612	25,436
Other	41,669	20,228	11,743
Total segments	597,998	412,136	444,519
Corporate	186,503	224,306	150,085
Total	$784,501	$636,442	$594,604

Assets:
Broadline	$8,025,677	$7,220,046	$6,402,181
SYGMA	475,877	456,204	392,883
Other	877,207	814,174	754,409
Total segments	9,378,761	8,490,424	7,549,473
Corporate	2,716,211	2,895,131	2,764,228
Total	$12,094,972	$11,385,555	$10,313,701

The sales mix for the principal product categories for each fiscal year is as follows:

	Fiscal Year
	2012	2011	2010 (53 Weeks)
	(In thousands)
Canned and dry products	$7,948,187	$7,308,893	$7,152,628
Fresh and frozen meats	7,929,235	7,163,505	6,405,820
Frozen fruits, vegetables, bakery and other	5,757,871	5,337,625	5,220,307
Dairy products	4,456,634	4,145,350	3,709,410
Poultry	4,188,787	3,912,510	3,862,486
Fresh produce	3,332,504	3,345,929	3,179,947
Paper and disposables	3,295,483	3,055,862	2,906,426
Seafood	2,076,848	1,929,417	1,739,949
Beverage products	1,591,540	1,478,456	1,408,376
Janitorial products	952,569	902,636	907,189
Equipment and smallwares	613,590	581,628	599,267
Medical supplies	237,691	161,678	151,690
Total	$42,380,939	$39,323,489	$37,243,495

Information concerning geographic areas is as follows:

	Fiscal Year
	2012	2011	2010 (53 Weeks)
	(In thousands)
Sales: (1)
United States	$37,596,862	$34,992,273	$33,268,481
Canada	4,246,611	3,864,420	3,550,605
Other	537,466	466,796	424,409
Total	$42,380,939	$39,323,489	$37,243,495
Long-lived assets:(2)
United States	$3,564,854	$3,161,724	$2,884,728
Canada	291,304	321,185	291,514
Other	27,592	29,480	27,581
Total	$3,883,750	$3,512,389	$3,203,823

(1) Represents sales to external customers from businesses operating in these countries.

(2) Long-lived assets represents net property, plant and equipment reported in the country in which they are held.

22.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   As of June 30, 2012, Sysco had a total of approximately $2,975.0 million in senior notes and debentures outstanding that are covered by this guarantee.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of the Sysco’s U.S. Broadline subsidiaries) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	June 30, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$538,451	$3,675,676	$1,870,681	$-	$6,084,808
Investment in subsidiaries	10,163,398	-	-	(10,163,398)	-
Plant and equipment, net	703,658	1,923,925	1,256,167	-	3,883,750
Other assets	324,839	503,357	1,298,218	-	2,126,414
Total assets	$11,730,346	$6,102,958	$4,425,066	$(10,163,398)	$12,094,972

Current liabilities	$678,527	$900,416	$1,844,636	$-	$3,423,579
Intercompany payables (receivables)	3,068,001	(3,334,860)	266,859	-	-
Long-term debt	2,714,415	25,459	23,814	-	2,763,688
Other liabilities	755,112	367,094	100,459	-	1,222,665
Shareholders’ equity	4,514,291	8,144,849	2,189,298	(10,163,398)	4,685,040
Total liabilities and shareholders’ equity	$11,730,346	$6,102,958	$4,425,066	$(10,163,398)	$12,094,972

	Condensed Consolidating Balance Sheet
	July 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$354,450	$3,476,921	$1,901,511	$-	$5,732,882
Investment in subsidiaries	14,014,569	-	-	(14,014,569)	-
Plant and equipment, net	569,567	1,794,473	1,148,349	-	3,512,389
Other assets	378,317	519,664	1,242,303	-	2,140,284
Total assets	$15,316,903	$5,791,058	$4,292,163	$(14,014,569)	$11,385,555

Current liabilities	$430,300	$840,586	$2,304,189	$-	$3,575,075
Intercompany payables (receivables)	7,800,254	(7,701,021)	(99,233)	-	-
Long-term debt	2,227,483	26,542	25,492	-	2,279,517
Other liabilities	405,376	343,427	76,918	-	825,721
Shareholders’ equity	4,453,490	12,281,524	1,984,797	(14,014,569)	4,705,242
Total liabilities and shareholders’ equity	$15,316,903	$5,791,058	$4,292,163	$(14,014,569)	$11,385,555

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended June 30, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$29,100,106	$14,131,162	$(850,329)	$42,380,939
Cost of sales	-	23,374,199	12,089,441	(759,278)	34,704,362
Gross profit	-	5,725,907	2,041,721	(91,051)	7,676,577
Operating expenses	527,888	3,534,382	1,814,726	(91,051)	5,785,945
Operating income (loss)	(527,888)	2,191,525	226,995	-	1,890,632
Interest expense (income)	396,374	(281,193)	(1,785)	-	113,396
Other expense (income), net	(6,993)	(1,244)	1,471	-	(6,766)
Earnings (losses) before income taxes	(917,269)	2,473,962	227,309	-	1,784,002
Income tax (benefit) provision	(340,592)	918,607	84,402	-	662,417
Equity in earnings of subsidiaries	1,698,262	-	-	(1,698,262)	-
Net earnings	1,121,585	1,555,355	142,907	(1,698,262)	1,121,585
Other comprehensive income (loss)	(321,905)	-	(81,003)	-	(402,908)
Comprehensive income	$799,680	$1,555,355	$61,904	$(1,698,262)	$718,677

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended July 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$27,138,172	$12,861,426	$(676,109)	$39,323,489
Cost of sales	-	21,591,829	10,923,446	(586,498)	31,928,777
Gross profit	-	5,546,343	1,937,980	(89,611)	7,394,712
Operating expenses	535,224	3,455,148	1,562,449	(89,611)	5,463,210
Operating income (loss)	(535,224)	2,091,195	375,531	-	1,931,502
Interest expense (income)	453,593	(332,561)	(2,765)	-	118,267
Other expense (income), net	(5,581)	(4,636)	(4,002)	-	(14,219)
Earnings (losses) before income taxes	(983,236)	2,428,392	382,298	-	1,827,454
Income tax (benefit) provision	(363,403)	897,529	141,298	-	675,424
Equity in earnings of subsidiaries	1,771,863	-	-	(1,771,863)	-
Net earnings	1,152,030	1,530,863	241,000	(1,771,863)	1,152,030
Other comprehensive income (loss)	98,076	-	122,217	-	220,293
Comprehensive income	$1,250,106	$1,530,863	$363,217	$(1,771,863)	$1,372,323

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended July 3, 2010
	(53 Weeks)
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$25,966,566	$11,821,286	$(544,357)	$37,243,495
Cost of sales	-	20,499,083	10,015,733	(459,628)	30,055,188
Gross profit	-	5,467,483	1,805,553	(84,729)	7,188,307
Operating expenses	500,823	3,342,934	1,453,411	(84,729)	5,212,439
Operating income (loss)	(500,823)	2,124,549	352,142	-	1,975,868
Interest expense (income)	496,410	(374,203)	3,270	-	125,477
Other expense (income), net	5,546	(3,201)	(1,543)	-	802
Earnings (losses) before income taxes	(1,002,779)	2,501,953	350,415	-	1,849,589
Income tax (benefit) provision	(363,029)	905,774	126,861	-	669,606
Equity in earnings of subsidiaries	1,819,733	-	-	(1,819,733)	-
Net earnings	1,179,983	1,596,179	223,554	(1,819,733)	1,179,983
Other comprehensive income (loss)	(252,238)	-	49,973	-	(202,265)
Comprehensive income	$927,745	$1,596,179	$273,527	$(1,819,733)	$977,718

	Condensed Consolidating Cash Flows
	Year Ended June 30, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(413,535)	$1,674,817	$142,898	$1,404,180
Investing activities	(222,483)	(367,909)	(313,237)	(903,629)
Financing activities	(58,168)	(2,038)	(382,443)	(442,649)
Effect of exchange rate on cash	-	-	(8,800)	(8,800)
Intercompany activity	859,780	(1,302,546)	442,766	-
Net increase (decrease) in cash and cash equivalents	165,594	2,324	(118,816)	49,102
Cash and cash equivalents at beginning of the period	305,513	32,154	302,098	639,765
Cash and cash equivalents at end of the period	$471,107	$34,478	$183,282	$688,867

	Condensed Consolidating Cash Flows
	Year Ended July 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(491,211)	$1,243,884	$338,845	$1,091,518
Investing activities	(203,090)	(318,382)	(158,084)	(679,556)
Financing activities	(555,282)	1,263	176,112	(377,907)
Effect of exchange rate on cash	-	-	20,267	20,267
Intercompany activity	1,181,573	(926,546)	(255,027)	-
Net increase (decrease) in cash and cash equivalents	(68,010)	219	122,113	54,322
Cash and cash equivalents at beginning of the period	373,523	31,935	179,985	585,443
Cash and cash equivalents at end of the period	$305,513	$32,154	$302,098	$639,765

	Condensed Consolidating Cash Flows
	Year Ended July 3, 2010
	(53 Weeks)
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(649,277)	$1,239,657	$295,048	$885,428
Investing activities	(225,565)	(228,769)	(201,986)	(656,320)
Financing activities	(664,236)	559	(3,353)	(667,030)
Effect of exchange rate on cash	-	-	4,714	4,714
Intercompany activity	1,013,405	(1,011,728)	(1,677)	-
Net increase (decrease) in cash and cash equivalents	(525,673)	(281)	92,746	(433,208)
Cash and cash equivalents at beginning of the period	899,196	32,216	87,239	1,018,651
Cash and cash equivalents at end of the period	$373,523	$31,935	$179,985	$585,443

23. QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended June 30, 2012 and July 2, 2011 is set forth below:

	Fiscal 2012 Quarter Ended
	October 1	December 31	March 31	June 30	Fiscal Year
	(In thousands except for per share data)
Sales	$10,586,390	$10,244,421	$10,504,746	$11,045,382	$42,380,939
Cost of sales	8,638,790	8,398,771	8,633,130	9,033,671	34,704,362
Gross profit	1,947,600	1,845,650	1,871,616	2,011,711	7,676,577
Operating expenses	1,438,260	1,418,652	1,432,786	1,496,247	5,785,945
Operating income	509,340	426,998	438,830	515,464	1,890,632
Interest expense	29,474	28,324	28,290	27,308	113,396
Other expense (income), net	250	(3,472)	(2,248)	(1,296)	(6,766)
Earnings before income taxes	479,616	402,146	412,788	489,452	1,784,002
Income taxes	176,963	152,033	153,238	180,183	662,417
Net earnings	$302,653	$250,113	$259,550	$309,269	$1,121,585

Per share:
Basic net earnings	$0.51	$0.43	$0.44	$0.53	$1.91
Diluted net earnings	0.51	0.43	0.44	0.53	1.90
Dividends declared	0.26	0.27	0.27	0.27	1.07
Market price — high/low	32 - 25	30 - 25	31 - 29	30 - 27	32 - 25

	Fiscal 2011 Quarter Ended
	October 2	January 1	April 2	July 2	Fiscal Year
	(In thousands except for per share data)
Sales	$9,751,274	$9,384,852	$9,761,660	$10,425,703	$39,323,489
Cost of sales	7,905,170	7,623,185	7,929,111	8,471,311	31,928,777
Gross profit	1,846,104	1,761,667	1,832,549	1,954,392	7,394,712
Operating expenses	1,339,864	1,324,642	1,405,062	1,393,642	5,463,210
Operating income	506,240	437,025	427,487	560,750	1,931,502
Interest expense	31,101	28,060	28,972	30,134	118,267
Other (income), net	(1,684)	(1,300)	(6,957)	(4,278)	(14,219)
Earnings before income taxes	476,823	410,265	405,472	534,894	1,827,454
Income taxes	177,754	152,092	146,994	198,584	675,424
Net earnings	$299,069	$258,173	$258,478	$336,310	$1,152,030

Per share:
Basic net earnings	$0.51	$0.44	$0.44	$0.57	$1.96
Diluted net earnings	0.51	0.44	0.44	0.57	1.96
Dividends declared	0.25	0.26	0.26	0.26	1.03
Market price — high/low	32 - 27	30 - 28	31 - 27	33 - 28	33 - 27

Percentage change — 2012 vs. 2011:
Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
Sales	9%	9%	8%	6%	8%
Operating income	1	(2)	3	(8)	(2)
Net earnings	1	(3)	-	(8)	(3)
Basic net earnings per share	-	(2)	-	(7)	(3)
Diluted net earnings per share	-	(2)	-	(7)	(3)

Financial results are impacted by accounting changes and the adoption of various accounting standards. See Note 2, “Changes in Accounting.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 44.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2012 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2012 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2012 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2012 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2012 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 43 of this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of August, 2012.

SYSCO CORPORATION
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ WILLIAM J. DELANEY	President and Chief Executive Officer
William J. DeLaney	(principal executive officer)

/s/ ROBERT C. KREIDLER	Executive Vice President and Chief Financial Officer
Robert C. Kreidler	(principal financial officer)

/s/ G. MITCHELL ELMER	Senior Vice President, Controller and Chief Accounting Officer
G. Mitchell Elmer	(principal accounting officer)

DIRECTORS:

/s/ JOHN M. CASSADAY	/s/ JOSEPH A. HAFNER, JR.
John M. Cassaday	Joseph A. Hafner, Jr.

/s/ JUDITH B. CRAVEN	/s/ HANS-JOACHIM KOERBER
Judith B. Craven	Hans-Joachim Koerber

/s/ WILLIAM J. DELANEY	/s/ NANCY S. NEWCOMB
William J. DeLaney	Nancy S. Newcomb

/s/ MANUEL A. FERNANDEZ	/s/ RICHARD G. TILGHMAN
Manuel A. Fernandez	Richard G. Tilghman

/s/ LARRY C. GLASSCOCK	/s/ JACKIE M. WARD
Larry C. Glasscock	Jackie M. Ward

/s/ JONATHAN GOLDEN
Jonathan Golden

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

Thirteenth Supplemental Indenture, including form of Initial Guarantee, dated February 17, 2012 between Sysco Corporation, as Issuer, the Trustee and the Initial Guarantors, incorporated by reference to Exhibit 4(o) to Registration Statement on Form S-3 filed on February 17, 2012 (File No. 1-6544).

4.12	—

Fourteenth Supplemental Indenture, including form of Note, dated June 12, 2012 among Sysco, the Guarantors and the Trustee relating to the 2015 Notes, incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 12, 2012 (File No. 1-6544).

4.13	—

Fifteenth Supplemental Indenture, including form of Note, dated June 12, 2012 among Sysco, the Guarantors and the Trustee relating to the 2022 Notes, incorporated by reference to Exhibit 4.3 to Form 8-K filed on June 12, 2012 (File No. 1-6544).

4.14	—

Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.15	—

Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

4.16	—

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

Credit Agreement dated December 29, 2011 between Sysco Corporation, Sysco International, ULC, JP Morgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, and certain Lenders and Guarantors party thereto, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2011 filed on February 7, 2012 (File No. 1-6544).

10.2	—

Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.3	—

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

Demand Facility Agreement, dated as of June 30, 2011, between SFS Canada I, LP and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.6	—

Guaranty Agreement, dated as of June 30, 2011, between Sysco Corporation and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.7†	—

Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.8†	—

First Amendment to the Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.9†	—

Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010  (File No. 1-6544).

10.10†	—

First Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.11†	—

Second Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.12†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).

10.13†	—

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

10.16†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).

10.17†	—	First Amendment to the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.18†	—

Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 and September 7, 2006 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).

10.19†	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.20†	—

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

10.22†	—

Form of Restricted Stock Unit Award Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.23†	—

Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.24†	—	First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.25†	—

Form of Performance Unit Grant Agreement issued to executive officers effective November 10, 2009, under the First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

10.26†	—

Form of Performance Unit Grant Agreement issued to executive officers effective November 11, 2010, under the First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.27†	—

Form of Performance Unit Grant Agreement issued to executive officers effective November 15, 2011, under the 2008 Cash Performance Unit Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2011 filed on February 7, 2012 (File No. 1-6544).

10.28†	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed on October 8, 2009 (File No. 1-6544).

10.29†	—

Form of Fiscal Year 2012 Bonus Award for the Chief Executive Officer under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 1, 2011 filed on November 8, 2011 (File No. 1-6544).

10.30†	—

Form of Fiscal Year 2012 Bonus Award for the Executive Vice Presidents (including the Chief Financial Officer) under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 1, 2011 filed on November 8, 2011 (File No. 1-6544).

10.31†	—

First Amendment to Fiscal 2011 Management Incentive Plan Bonus Agreement between Sysco Corporation and William J. DeLaney dated September 3, 2010, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.32†	—

First Amendment to Offer Letter dated September 1, 2009 between Sysco Corporation and Robert C. Kreidler dated September 24, 2010, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.33†#	—	Description of Compensation Arrangements with Named Executive Officers.

10.34†	—

Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.35†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.36†	—

Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.37†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10.38†	—

Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10.39†	—

Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.40†	—	Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.41†	—

First Amendment to the Amended and Restated 2005 Non-Employee Directors Stock Plan effective June 28, 2009, incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended June 27, 2009 filed on August 25, 2009 (File No. 1-6544).

10.42†	—

Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.43†	—

Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.44†	—

Form of Restricted Stock Agreement under the Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.45†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.46†	—

Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.47†	—

Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.48†	—

Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.49†	—

First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.50†	—

Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.51†	—

Third Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.52†	—

Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.53†	—

First Amendment to the Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.54†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.55†#	—	Description of Compensation Arrangements with Non-Employee Directors, including the Non-Executive Chairman and Lead Director.

10.56†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).
10.57†#	—	Compensation Arrangement Letter dated April 15, 2012 between Sysco Corporation and Manuel A. Fernandez.
10.58†#	—	Deferral Acknowledgment Letter dated May 1, 2012 between Sysco Corporation and Manuel A. Fernandez.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on August 27, 2012, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of June 30, 2012 and July 2, 2011, (ii) Consolidated Results of Operations for  the periods ended June 30, 2012, July 2, 2011 and July 3, 2010, (iii) Consolidated Shareholders’ Equity for the periods ended June 30, 2012, July 2, 2011 and July 3, 2010, (iv) Consolidated Cash Flows for the periods ended June 30, 2012, July 2, 2011 and July 3, 2010, and (v) the Notes to Consolidated Financial Statements.

_________

†  Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#  Filed Herewith

Note:  Debt instruments of Sysco Corporation and its subsidiaries defining the rights of long-term debt holders in principal amounts not exceeding 10% of Sysco Corporation’s consolidated assets have been omitted and will be provided to the Securities and Exchange Commission upon request.