Form 10-Q
period 2012-09-29
SYSCO CORP
filed 2012-11-06
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated Filer £ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

587,803,115 shares of common stock were outstanding as of October  27, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Sept. 29, 2012	Jun. 30, 2012	Oct. 1, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$548,415	$688,867	$284,101
Accounts and notes receivable, less allowances of $55,153, $42,919, and $53,796	3,193,389	2,966,624	3,061,145
Inventories	2,370,864	2,178,830	2,137,451
Deferred income taxes	134,586	134,503	135,962
Prepaid expenses and other current assets	86,396	80,713	77,575
Prepaid income taxes	-	35,271	-
Total current assets	6,333,650	6,084,808	5,696,234
Plant and equipment at cost, less depreciation	3,950,668	3,883,750	3,615,361
Other assets
Goodwill	1,726,350	1,665,611	1,621,257
Intangibles, less amortization	125,520	113,571	108,610
Restricted cash	145,233	127,228	123,773
Other assets	206,412	220,004	281,628
Total other assets	2,203,515	2,126,414	2,135,268
Total assets	$12,487,833	$12,094,972	$11,446,863

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$-	$-	$5,350
Accounts payable	2,343,903	2,209,469	2,164,695
Accrued expenses	845,695	909,144	817,703
Accrued income taxes	159,014	50,316	384,613
Current maturities of long-term debt	254,262	254,650	206,329
Total current liabilities	3,602,874	3,423,579	3,578,690
Other liabilities
Long-term debt	2,764,853	2,763,688	2,384,986
Deferred income taxes	111,649	115,166	212,583
Other long-term liabilities	1,114,276	1,107,499	616,349
Total other liabilities	3,990,778	3,986,353	3,213,918
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	939,249	939,179	891,645
Retained earnings	8,302,859	8,175,230	7,831,330
Accumulated other comprehensive loss	(613,975)	(662,866)	(352,107)
Treasury stock at cost, 177,931,615, 179,228,383 and 177,669,492 shares	(4,499,127)	(4,531,678)	(4,481,788)
Total shareholders' equity	4,894,181	4,685,040	4,654,255
Total liabilities and shareholders' equity	$12,487,833	$12,094,972	$11,446,863

Note: The June 30, 2012 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share data)

	13-Week Period Ended
	Sept. 29, 2012	Oct. 1, 2011

Sales	$11,086,916	$10,586,390
Cost of sales	9,083,372	8,638,790
Gross profit	2,003,544	1,947,600
Operating expenses	1,524,762	1,438,260
Operating income	478,782	509,340
Interest expense	30,868	29,474
Other expense (income), net	(2,477)	250
Earnings before income taxes	450,391	479,616
Income taxes	163,793	176,963
Net earnings	$286,598	$302,653

Net earnings:
Basic earnings per share	$0.49	$0.51
Diluted earnings per share	0.49	0.51

Average shares outstanding	587,757,832	592,003,631
Diluted shares outstanding	589,838,819	593,449,101

Dividends declared per common share	$0.27	$0.26

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except for share data)

	13-Week Period Ended
	Sept. 29, 2012	Oct. 1, 2011

Net earnings	$286,598	$302,653

Other comprehensive income (loss):
Foreign currency translation adjustment	36,160	(102,267)
Items presented net of tax:
Amortization of cash flow hedges	97	107
Amortization of prior service cost	926	773
Amortization of actuarial loss (gain), net	11,686	9,215
Amortization of transition obligation	22	23
Total other comprehensive income (loss)	48,891	(92,149)

Comprehensive income	$335,489	$210,504

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands, except for share data)

	13-Week Period Ended
	Sept. 29, 2012	Oct. 1, 2011
Cash flows from operating activities:
Net earnings	$286,598	$302,653
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	10,725	9,842
Depreciation and amortization	120,664	99,641
Deferred income taxes	(28,638)	(290,671)
Provision for losses on receivables	6,782	7,075
Other non-cash items	241	226
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(206,440)	(195,451)
(Increase) in inventories	(176,608)	(82,322)
(Increase) in prepaid expenses and other current assets	(6,192)	(6,347)
Increase (decrease) in accounts payable	113,695	(784)
(Decrease) in accrued expenses	(72,638)	(40,867)
Increase in accrued income taxes	142,649	444,905
Decrease (increase) in other assets	5,183	(3,448)
Increase in other long-term liabilities	17,188	10,895
Excess tax benefits from share-based compensation arrangements	(8)	(4)
Net cash provided by operating activities	213,201	255,343

Cash flows from investing activities:
Additions to plant and equipment	(155,673)	(226,547)
Proceeds from sales of plant and equipment	1,393	2,092
Acquisition of businesses, net of cash acquired	(60,161)	(36,118)
(Increase) in restricted cash	(18,005)	(13,257)
Net cash used for investing activities	(232,446)	(273,830)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	-	(68,625)
Other debt borrowings	1,106	984
Other debt repayments	(1,423)	(2,165)
Proceeds from common stock reissued from treasury for share-based compensation awards	36,221	31,216
Treasury stock purchases	(2,139)	(133,370)
Dividends paid	(158,242)	(153,790)
Excess tax benefits from share-based compensation arrangements	8	4
Net cash used for financing activities	(124,469)	(325,746)

Effect of exchange rates on cash	3,262	(11,431)

Net (decrease) in cash and cash equivalents	(140,452)	(355,664)
Cash and cash equivalents at beginning of period	688,867	639,765
Cash and cash equivalents at end of period	$548,415	$284,101

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,107	$52,765
Income taxes	55,939	21,913

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 30,  2012 consolidated balance sheet which was taken from the audited financial statements included in the company's Fiscal 2012 Annual Report on Form 10-K.  The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's fiscal 2012 Annual Report on Form 10-K.

A review of the financial information herein has been made by Ernst & Young LLP, independent auditors, in accordance with established professional standards and procedures for such a review.  A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1 to this Form 10-Q.

2.  CHANGES IN ACCOUNTING

Testing Goodwill for Impairment

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment.”  This update amends Accounting Standards Codification 350, “Intangibles–Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  In addition, the update provided a revised list of factors that should be considered when evaluating whether a potential goodwill impairment may have occurred at an interim period.  The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption was permitted.  The adoption of this update in the first quarter of fiscal 2013 did not result in a material change to the company’s interim consideration of potential goodwill impairment.  Sysco is evaluating the impact this update may have on its annual goodwill impairment testing in the fourth quarter of fiscal 2013.

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

•

The interest rate swap agreements, discussed further in Note 4, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included within prepaid expenses and other current assets and other assets as Level 2 measurements in the tables below.

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of September 29, 2012, June 30, 2012 and October 1, 2011:

	Assets Measured at Fair Value as of Sept. 29, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$134,935	$196,383	$-	$331,318
Prepaid expenses and other current assets
Interest rate swap agreement	-	1,598	-	1,598
Restricted cash	145,233	-	-	145,233
Other assets
Interest rate swap agreement	-	5,961	-	5,961
Total assets at fair value	$280,168	$203,942	$-	$484,110

	Assets Measured at Fair Value as of Jun. 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$228,310	$248,714	$-	$477,024
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,475	-	2,475
Restricted cash	127,228	-	-	127,228
Other assets
Interest rate swap agreement	-	6,219	-	6,219
Total assets at fair value	$355,538	$257,408	$-	$612,946

	Assets Measured at Fair Value as of Oct. 1, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$-	$83,808	$-	$83,808
Restricted cash	123,773	-	-	123,773
Other assets
Interest rate swap agreements	-	13,246	-	13,246
Total assets at fair value	$123,773	$97,054	$-	$220,827

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3,551.3 million, $3,539.3 million and $3,015.6 million as of September 29, 2012, June 30, 2012 and October 1, 2011, respectively. The carrying value of total debt was $3,019.1 million, $3,018.3 million and $2,596.7 million as of September 29, 2012, June 30, 2012 and October 1, 2011, respectively.

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

The location and the fair value of derivative instruments in the consolidated balance sheet as of September 29, 2012, June 30, 2012 and October 1, 2011 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Fair value hedge relationships:
Interest rate swap agreements
Sept. 29, 2012	Prepaid expenses and other current assets	$1,598	N/A	N/A
Sept. 29, 2012	Other assets	5,961	N/A	N/A
Jun. 30, 2012	Prepaid expenses and other current assets	2,475	N/A	N/A
Jun. 30, 2012	Other assets	6,219	N/A	N/A
Oct. 1, 2011	Other assets	13,246	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the first quarter of fiscal 2013 and fiscal 2012 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		13-Week Period Ended
		Sept. 29, 2012	Oct. 1, 2011
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(2,050)	$(487)

Cash Flow Hedge Relationships:
Interest rate contracts	Interest expense	157	174

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the first quarter of fiscal 2013 and 2012.  The interest rate swaps do not contain credit-risk-related contingent features.

5.  DEBT

As of September 29, 2012, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s United States and Canadian commercial paper programs.  The facility provides for borrowings in both United States and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The facility in the amount of $1,000.0 million expires on December 29, 2016, but is subject to extension.  There were no commercial paper issuances outstanding as of September 29, 2012.

In September 2012, the company’s Irish subsidiary, Pallas Foods, entered into a €75.0 million (Euro) multicurrency revolving credit facility, which will be utilized for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 25, 2013, but is subject to extension.  There were no outstanding borrowings under this facility as of September 29, 2012.

During the first quarter of fiscal 2013,  there were no commercial paper issuances or short-term bank borrowings.

6.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

The components of net company-sponsored benefit cost for the 13-week periods presented are as follows.  The caption “Pension Benefits” in the table below includes both the company-sponsored qualified pension plan (Retirement Plan) and the Supplemental Executive Retirement Plan.

	Pension Benefits		Other Postretirement Plans
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
	(In thousands)
Service cost	$17,780	$27,055	$135	$114
Interest cost	37,700	36,879	154	158
Expected return on plan assets	(42,801)	(40,401)	-	-
Amortization of prior service cost	1,461	1,201	42	54
Amortization of actuarial loss (gain)	19,022	15,041	(51)	(83)
Amortization of transition obligation	-	-	35	38
Net periodic benefit cost	$33,162	$39,775	$315	$281

At the end of fiscal 2012, Sysco approved a plan to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all United States-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees will be eligible for additional contributions under the company’s defined contribution 401(k) plan.  The measurements for the Retirement Plan at June 30, 2012 and the resulting expense for fiscal 2013 included the impact of the freeze.

Sysco’s contributions to its company-sponsored defined benefit plans were $5.6 million and $5.7 million during the first quarter of fiscal 2013 and fiscal 2012, respectively.

7.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  Total withdrawal liability provisions recorded were zero in the first quarter of fiscal 2013 and $4.5 million in the first quarter of fiscal 2012.  As of September 29, 2012, June 30, 2012 and October 1, 2011, Sysco had approximately $30.7 million, $30.7 million and $46.9 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much as $115.0 million as of September 29, 2012.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, which has valuation dates ranging from December 31, 2009 to December 31, 2011. The majority of these plans have a valuation date of calendar year-end and therefore the estimate results from plans for which the valuation date was December 31, 2011; therefore, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sept. 29, 2012	Oct. 1, 2011
	(In thousands, except for share and per share data)

Numerator:
Net earnings	$286,598	$302,653

Denominator:
Weighted-average basic shares outstanding	587,757,832	592,003,631
Dilutive effect of share-based awards	2,080,987	1,445,470
Weighted-average diluted shares outstanding	589,838,819	593,449,101

Basic earnings per share:	$0.49	$0.51

Diluted earnings per share:	$0.49	$0.51

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 37,000,000 and 50,000,000 for the first quarter of fiscal 2013 and fiscal 2012, respectively.

9.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

In the first quarter of fiscal 2013, options to purchase 18,750 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first quarter of fiscal 2013 was $3.76.

In the first quarter of fiscal 2013,  2,552 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first quarter of fiscal 2013 was $29.39.

Employees' Stock Purchase Plan

Plan participants purchased 398,165 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first quarter of fiscal 2013.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $4.47 during the first quarter of fiscal 2013. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $10.7 million and $9.8 million for the first quarter of fiscal 2013 and fiscal 2012, respectively.

As of September 29, 2012, there was $53.6 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.24 years.

10.  INCOME TAXES

Uncertain Tax Positions

As of September 29, 2012, the gross amount of unrecognized tax benefits was $63.4 million and the gross amount of liability for accrued interest related to unrecognized tax benefits was  $35.1 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

 Effective Tax Rates

The effective tax rate of 36.37% for the first quarter of fiscal 2013 was favorably impacted by the recording of $3.7 million in net tax benefit related to various federal, foreign and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had also the impact of reducing the effective tax rate.

The effective tax rate of 36.90% for the first quarter of fiscal 2012 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $3.6 million resulting from changes in exchange rates.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

Other

The determination of the company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes reflects a combination of income earned and taxed in the various United States federal and state, as well as foreign, jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

11.  ACQUISITIONS

During the first quarter of fiscal 2013, in the aggregate, the company paid cash of $60.2 million for acquisitions made during fiscal 2013 and for contingent consideration related to operations acquired in previous fiscal years.   Acquisitions in the first quarter of fiscal 2013 were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained or certain outstanding contingencies are resolved.  As of September 29, 2012, aggregate contingent consideration amounts outstanding relating to acquisitions was $79.9 million, of which $36.4 million could result in the recording of additional goodwill.

12.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated.  The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable.  When probable, the losses have been accrued.  Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the company.  However, the final results of legal proceedings cannot be predicted with certainty and if the company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the company’s current estimates of the range of potential losses, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of September 29, 2012, outstanding forward diesel fuel purchase commitments totaled approximately $96.4 million at a fixed price through August 2013.

Other Commitments

Sysco has committed with various third party service providers to provide information technology services. The services have been committed for periods up to fiscal 2016 and may be extended.  As of September 29, 2012, the total remaining cost of the services over that period is expected to be approximately $477.5 million. A portion of this amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources.  Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees which decrease over time. If Sysco were to terminate all of the services in fiscal 2013, the estimated termination fees incurred in fiscal 2013 would be approximately $35.9 million.

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

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements.  Intersegment sales represent specialty produce and imported specialty products distributed by the Broadline and SYGMA operating companies. Management evaluates the performance of each of the operating segments based on its respective operating income results.  Corporate expenses generally include all expenses of the corporate office and Sysco’s shared service center.  These also include all share-based compensation costs and expenses related to the company’s Business Transformation Project.

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended
	Sept. 29, 2012	Oct. 1, 2011
Sales:	(In thousands)
Broadline	$9,057,664	$8,658,521
SYGMA	1,420,755	1,384,469
Other	660,601	588,561
Intersegment sales	(52,104)	(45,161)
Total	$11,086,916	$10,586,390

	13-Week Period Ended
	Sept. 29, 2012	Oct. 1, 2011
Operating income:	(In thousands)
Broadline	$642,836	$624,115
SYGMA	12,085	15,691
Other	22,359	24,485
Total segments	677,280	664,291
Corporate expenses	(198,498)	(154,951)
Total operating income	478,782	509,340
Interest expense	30,868	29,474
Other expense (income), net	(2,477)	250
Earnings before income taxes	$450,391	$479,616

	Sept. 29, 2012	Jun. 30, 2012	Oct. 1, 2011
Assets:	(In thousands)
Broadline	$8,573,548	$8,025,677	$7,482,833
SYGMA	467,855	475,877	448,525
Other	910,434	877,207	826,334
Total segments	9,951,837	9,378,761	8,757,692
Corporate	2,535,996	2,716,211	2,689,171
Total	$12,487,833	$12,094,972	$11,446,863

14.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned United States Broadline (U.S. Broadline) subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   As of September 29, 2012, Sysco had a total of $2,975.0 million in senior notes and debentures outstanding that are covered by these guarantees.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors  (the majority of the company’s U.S. Broadline subsidiaries), and all other non‑guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Sept. 29, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Current assets	$411,095	$3,970,191	$1,952,364	$-	$6,333,650
Investment in subsidiaries	10,609,447	-	-	(10,609,447)	-
Plant and equipment, net	626,429	2,010,057	1,314,182	-	3,950,668
Other assets	341,778	502,823	1,358,914	-	2,203,515
Total assets	$11,988,749	$6,483,071	$4,625,460	$(10,609,447)	$12,487,833

Current liabilities	$640,071	$978,653	$1,984,150	$-	$3,602,874
Intercompany payables (receivables)	3,106,736	(3,280,070)	173,334	-	-
Long-term debt	2,714,267	25,482	25,104	-	2,764,853
Other liabilities	840,402	286,330	99,193	-	1,225,925
Shareholders’ equity	4,687,273	8,472,676	2,343,679	(10,609,447)	4,894,181
Total liabilities and shareholders’ equity	$11,988,749	$6,483,071	$4,625,460	$(10,609,447)	$12,487,833

	Condensed Consolidating Balance Sheet
	Jun. 30, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Current assets	$538,451	$3,675,676	$1,870,681	$-	$6,084,808
Investment in subsidiaries	10,163,398	-	-	(10,163,398)	-
Plant and equipment, net	703,658	1,923,925	1,256,167	-	3,883,750
Other assets	324,839	503,357	1,298,218	-	2,126,414
Total assets	$11,730,346	$6,102,958	$4,425,066	$(10,163,398)	$12,094,972

Current liabilities	$678,527	$900,416	$1,844,636	$-	$3,423,579
Intercompany payables (receivables)	3,068,001	(3,334,860)	266,859	-	-
Long-term debt	2,714,415	25,459	23,814	-	2,763,688
Other liabilities	755,112	367,094	100,459	-	1,222,665
Shareholders’ equity	4,514,291	8,144,849	2,189,298	(10,163,398)	4,685,040
Total liabilities and shareholders’ equity	$11,730,346	$6,102,958	$4,425,066	$(10,163,398)	$12,094,972

	Condensed Consolidating Balance Sheet
	Oct. 1, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Current assets	$200,076	$3,803,462	$1,692,696	$-	$5,696,234
Investment in subsidiaries	14,459,412	-	-	(14,459,412)	-
Plant and equipment, net	593,156	1,853,608	1,168,597	-	3,615,361
Other assets	389,985	518,715	1,226,568	-	2,135,268
Total assets	$15,642,629	$6,175,785	$4,087,861	$(14,459,412)	$11,446,863

Current liabilities	$401,006	$1,136,886	$2,040,798	$-	$3,578,690
Intercompany payables (receivables)	7,896,806	(7,917,812)	21,006	-	-
Long-term debt	2,335,586	26,517	22,883	-	2,384,986
Other liabilities	504,461	256,630	67,841	-	828,932
Shareholders’ equity	4,504,770	12,673,564	1,935,333	(14,459,412)	4,654,255
Total liabilities and shareholders’ equity	$15,642,629	$6,175,785	$4,087,861	$(14,459,412)	$11,446,863

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Sept. 29, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Sales	$-	$7,636,178	$3,704,672	$(253,934)	$11,086,916
Cost of sales	-	6,144,858	3,166,197	(227,683)	9,083,372
Gross profit	-	1,491,320	538,475	(26,251)	2,003,544
Operating expenses	153,138	914,086	483,789	(26,251)	1,524,762
Operating income (loss)	(153,138)	577,234	54,686	-	478,782
Interest expense (income)	69,612	(38,383)	(361)	-	30,868
Other expense (income), net	(319)	(704)	(1,454)	-	(2,477)
Earnings (losses) before income taxes	(222,431)	616,321	56,501	-	450,391
Income tax (benefit) provision	(80,891)	224,137	20,547	-	163,793
Equity in earnings of subsidiaries	428,138	-	-	(428,138)	-
Net earnings	286,598	392,184	35,954	(428,138)	286,598
Other comprehensive income (loss)	12,731	-	36,160	-	48,891
Comprehensive income	$299,329	$392,184	$72,114	$(428,138)	$335,489

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Oct. 1, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Sales	$-	$7,320,286	$3,457,058	$(190,954)	$10,586,390
Cost of sales	-	5,864,706	2,943,184	(169,100)	8,638,790
Gross profit	-	1,455,580	513,874	(21,854)	1,947,600
Operating expenses	116,963	898,031	445,120	(21,854)	1,438,260
Operating income (loss)	(116,963)	557,549	68,754	-	509,340
Interest expense (income)	96,278	(63,903)	(2,901)	-	29,474
Other expense (income), net	(1,315)	(563)	2,128	-	250
Earnings (losses) before income taxes	(211,926)	622,015	69,527	-	479,616
Income tax (benefit) provision	(78,193)	229,503	25,653	-	176,963
Equity in earnings of subsidiaries	436,386	-	-	(436,386)	-
Net earnings	302,653	392,512	43,874	(436,386)	302,653
Other comprehensive income (loss)	10,118	-	(102,267)	-	(92,149)
Comprehensive income	$312,771	$392,512	$(58,393)	$(436,386)	$210,504

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Sept. 29, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(72,479)	$160,949	$124,731	$213,201
Investing activities	(38,440)	(72,725)	(121,281)	(232,446)
Financing activities	(123,613)	118	(974)	(124,469)
Effect of exchange rates on cash	-	-	3,262	3,262
Intercompany activity	100,332	(87,492)	(12,840)	-
Net increase (decrease) in cash and cash equivalents	(134,200)	850	(7,102)	(140,452)
Cash and cash equivalents at the beginning of period	471,107	34,478	183,282	688,867
Cash and cash equivalents at the end of period	$336,907	$35,328	$176,180	$548,415

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Oct. 1, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(74,065)	$234,610	$94,798	$255,343
Investing activities	(65,808)	(113,342)	(94,680)	(273,830)
Financing activities	(142,476)	(136)	(183,134)	(325,746)
Effect of exchange rates on cash	-	-	(11,431)	(11,431)
Intercompany activity	111,977	(124,792)	12,815	-
Net increase (decrease) in cash and cash equivalents	(170,372)	(3,660)	(181,632)	(355,664)
Cash and cash equivalents at the beginning of period	305,513	32,154	302,098	639,765
Cash and cash equivalents at the end of period	$135,141	$28,494	$120,466	$284,101

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 30, 2012, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Any non-GAAP financial measure will be denoted as an adjusted measure and excludes the impact from withdrawals from multiemployer pension plans, severance charges, charges related to facility closures and expenses from our Business Transformation Project.  More information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 17.5% of this approximately $225 billion annual market.  According to industry sources, the foodservice, or food‑away‑from-home, market represents approximately 46% of the total dollars spent on food purchases made at the consumer level in the United States.

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

Highlights

Our sales growth for the quarter was driven by case growth as product cost inflation moderated.    We continued our progress with our Business Transformation initiatives during the first quarter of fiscal 2013 while continuing to focus on volume growth and expense management.  Our earnings declined due to rising operating expenses, driven in part by our expenses related to our Business Transformation Project; however, excluding these project costs and other certain costs described above, our adjusted net earnings increased.

Comparisons of results from the first quarter of fiscal 2013 to the first quarter of fiscal 2012:

•	Sales increased 4.7% to $11.1 billion.
•	Operating income decreased 6.0%, or $30.6 million, to $478.8 million.
•	Adjusted operating income increased 2.0%, or $11.1 million.
•	Net earnings decreased 5.3% to $286.6 million.
•	Adjusted net earnings increased 3.2%, or $10.6 million.
•	Basic and diluted earnings per share in the first quarter of fiscal 2013 were $0.49, a 3.9% decrease from the comparable prior year period amount of $0.51 per share.
•	Adjusted diluted earnings per share were $0.58 in the first quarter of fiscal 2013 and $0.56 in the first quarter of fiscal 2012, or an increase of 3.6%.

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

We experienced prolonged levels of high product cost inflation during the first three quarters of fiscal 2012; however, inflation rates declined to a range of 2% to 3 % in the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013.  Our gross margin trends are improving with these more modest inflation amounts which are beneficial to us and our customers.  In the summer months of 2012, certain agricultural areas of the United States experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.

We have experienced higher operating expenses this fiscal year as compared to fiscal 2012.  Our Business Transformation Project has been a primary contributor to this increase.  This project is a key part of our strategy to control costs and grow our market share over the long-term.   This project includes an integrated software system that went into deployment in August 2012, resulting in increased deployment expenses and software amortization.  In fiscal 2012, we were still building and testing our software and therefore had a greater amount of capitalized costs.  We believe expenses related to the project will increase in fiscal 2013 as compared to fiscal 2012 due to amortization of the software asset and increased deployment costs.

Additional sources of operating expense increases have resulted from higher fuel costs, labor shortages in certain markets that we operate in and other pay-related expenses in our delivery area.  Improvements were noted in the selling and administrative areas due to enhanced business practices.  Net company-sponsored pension costs were lower in the first quarter of fiscal 2013 as compared to fiscal 2012.  At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (Retirement Plan) as of December 31, 2012 for all United States-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees will be eligible for additional contributions under an enhanced, defined contribution plan.  Pension costs will decrease in fiscal 2013 primarily due to this plan freeze.  Our expenses related to our defined contribution plan will increase in fiscal 2013 and will more than offset our reduced pension costs; however, over the long-term, we believe the changes to both plans will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses.

Late in October 2012, Hurricane Sandy caused damage across large portions of the Mid-Atlantic, Northeastern, and Midwestern United States.  We experienced no substantial damage to any of our facilities; however, many of our customers in this area have been negatively impacted.  As the aftermath of the storm is still affecting large portions of the region, we are currently unable to quantify the financial impact of the storm.

 Strategy

We are focused on optimizing our core broadline business in the United States, Canada and Ireland, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value by expanding beyond our core business.  Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming each of our customers’ most valued and trusted business partner.  We have identified five strategies to help us achieve our mission and vision:

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

Our Business Transformation Project consists of three main components:

•	the design and deployment of an ERP system to implement an integrated software system to support a majority of our business processes and further streamline our operations;
•	a cost transformation initiative to lower our cost structure; and
•	a product cost reduction initiative to use market data and customer insights to make changes to product pricing and product assortment.

Our total expected annualized benefits are $550 million to $650 million from this project by fiscal 2015.   We believe that in fiscal 2013 we can achieve 25% of the total expected annualized benefits.  If we are successful in obtaining these benefits in fiscal 2013, some of the trends noted above could be favorably impacted.

As it relates to our technology platform, we remain on schedule and are targeting to convert 5 to 15 United States Broadline operating companies in fiscal 2013.  We are assessing the requirements to potentially accelerate our conversion rates in fiscal 2014 and beyond.  Efforts from our cost transformation initiatives in the first quarter of fiscal 2013 were in the areas of information technology support, sales and employee benefits.  We restructured our information technology department and contracted with a third party provider for information technology managed services.  We also began implementing productivity initiatives in our sales area by deploying a customer relationship management system.  This system will help us service our customers more effectively, operate more efficiently and accelerate our sales growth over time.  Lastly, our company-sponsored pension costs in the first quarter of fiscal 2013 were lower than the comparable prior year period due to the action taken in the fourth quarter of fiscal 2012 to freeze future benefit accruals in our Retirement Plan. All of these actions will help to lower our cost structure in the short-term and over the long-term.

       Expenses related to the Business Transformation Project were $77.7 million in the first quarter of fiscal 2013 or $0.08 per share and $37.0 million in the first quarter fiscal 2012 or $0.04 per share.  This increase was largely attributable to deployment costs and software amortization, which began in August 2012.  In fiscal 2012, we were still building and testing our software and therefore had a greater amount of capitalized costs.  We anticipate that project expenses for fiscal 2013 will be greater than in fiscal 2012 as a result of software amortization, the ramp up of our shared services center, continuing costs for deployment of the software platform and information technology support costs.  Some of these increased costs will be partially offset by benefits obtained from the project, primarily in reduced headcount; however, the costs will exceed the benefits in fiscal 2013.

  Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sept. 29, 2012	Oct. 1, 2011

Sales	100.0%	100.0%
Cost of sales	81.9	81.6
Gross margin	18.1	18.4
Operating expenses	13.7	13.6
Operating income	4.4	4.8
Interest expense	0.3	0.3
Other expense (income), net	(0.0)	0.0
Earnings before income taxes	4.1	4.5
Income taxes	1.5	1.6
Net earnings	2.6%	2.9%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period

Sales	4.7%
Cost of sales	5.1
Gross margin	2.9
Operating expenses	6.0
Operating income	(6.0)
Interest expense	4.7
Other expense (income), net	(1)
Earnings before income taxes	(6.1)
Income taxes	(7.4)
Net earnings	(5.3)%

Basic earnings per share	(3.9)%
Diluted earnings per share	(3.9)

Average shares outstanding	(0.7)
Diluted shares outstanding	(0.6)

(1)	Other expense (income), net was income of $2.5 million in the first quarter of fiscal 2013 and expense of $0.3 million in the first quarter of fiscal 2012.

Sales

Sales were 4.7%  higher in the first quarter of fiscal 2013 than in the comparable period of the prior year.    Sales for the first quarter of fiscal 2013 increased as a result of product cost inflation, and the resulting increase in selling prices, along with improving case volumes.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.2% during the first quarter of fiscal 2013.  Case volumes including acquisitions within the last 12 months improved approximately 2.9% in the first quarter of fiscal 2013.  Case volumes excluding acquisitions within the last 12 months improved approximately 2.6% in the first quarter of fiscal 2013.  Our case volumes represent our results from our Broadline and SYGMA segments only.  Sales from acquisitions within the last 12 months favorably impacted sales by 0.5% for the first quarter of fiscal 2013. The exchange rates used to translate our foreign sales into United States dollars negatively impacted sales by 0.3% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

 Operating Income

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight.  Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.

Operating income decreased 6.0%, or $30.6 million, to $478.8 million in the first quarter of fiscal 2013 from the first quarter of fiscal 2012. This decrease in operating income was primarily driven by expenses related to our Business Transformation Project.    Gross profit dollars increased 2.9%, or $55.9 million, in the first quarter of fiscal 2013 from the first quarter of fiscal 2012, while operating expenses increased 6.0%, or $86.5 million, in the first quarter of fiscal 2013.  Adjusted operating income increased 2.0%, or $11.1 million, during the same period.

Gross profit dollars increased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 primarily due to increased sales.    Gross margin, which is gross profit as a percentage of sales, was 18.07% in the first quarter of fiscal 2013, a decline of 33 basis points from the gross margin of 18.40% in the first quarter of fiscal 2012.  This decline in gross margin was primarily the result of product cost inflation in certain product categories and increased competition resulting from a slow-growth market.

We estimate that Sysco’s product cost inflation was 2.2% during the first quarter of fiscal 2013.  We generally view this level of product cost inflation as normal in our industry; however, product categories may have varying levels of inflation or deflation within this overall amount.  Based on our product sales mix for the first quarter of fiscal 2013, we were most impacted by higher levels of inflation in the poultry and meat product categories in the range of 6% to 11%.  Our dairy category experienced deflation of 8%.  Our gross margin trends are improving with these more modest inflation amounts which are beneficial to us and our customers.  In the summer months of 2012, certain agricultural areas of the United States experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period.  While we cannot predict whether inflation will occur, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Operating expenses for the first quarter of fiscal 2013 increased 6.0%  over the comparable prior year period primarily due to increased expenses related to our Business Transformation Project, pay-related expenses, depreciation and amortization expense and fuel.  These increases were partially offset by decreases in net company-sponsored pension costs and lower provisions related to multiemployer pension plans.  Adjusted operating expenses increased 3.2% or $44.9 million, in the first quarter of fiscal 2013 over the comparable prior year period.

Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $77.7 million in the first quarter of fiscal 2013 and $37.0 million in the first quarter of fiscal 2012, representing an increase of $40.7 million.   The increase in the first quarter of fiscal 2013 resulted from the initiation of software amortization as the system was placed into service in August 2012 in the amount of $11.0 million.  The remaining increase resulted primarily from deployment expenses.  Our project was not in the deployment stage during the first quarter of fiscal 2012; therefore, a greater portion of the costs were capitalized in the prior year.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $29.8 million in the first quarter of fiscal 2013 over the comparable prior year period.  The increase was primarily due to increased delivery and warehouse compensation, partially attributable to case growth, and added costs from companies acquired in the last 12 months.   Delivery and warehouse compensation includes activity-based pay which is driven by case volumes.  Since these drivers are variable in nature, increased case volumes can increase delivery and warehouse compensation.  Labor shortages also impacted costs in some of the markets that we operate in due to labor demand from increased oil exploration.  These increases were partially offset by reduced sales and general and administrative pay-related expenses.  In addition to the increase in pay-related expenses, we also incurred $6.1 million in severance charges in the first quarter of fiscal 2013.  The majority of these charges were tied to our business transformation initiatives which included a restructuring of our information technology department.  We expect to incur approximately $6.0 million of additional severance charges in the second quarter of fiscal 2013 related to this restructuring.

Depreciation and amortization expense, excluding amortization associated with our Business Transformation Project, increased by $10.0 million in the first quarter of fiscal 2013 over the comparable prior year period.  The increase was primarily related to assets that were not placed in service in the first quarter of fiscal 2012 that were in service in the first quarter of fiscal 2013, primarily new facilities and expansions.

Fuel costs increased by $7.7 million in the first quarter of fiscal 2013 over the comparable prior year period primarily due to increased contracted diesel prices and increased gallon usage.    Our costs per gallon increased 4.3% in the first quarter of fiscal 2013 over the first quarter of fiscal 2012.   Our activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.  We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.

Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods.  In the first quarters of fiscal 2013 and fiscal 2012, the forward purchase commitments resulted in an estimated $5.4 million and $7.7 million, respectively, of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.

As of September 29, 2012,  we had forward diesel fuel commitments totaling approximately $96 million through August 2013.  These contracts will lock in the price of approximately 35% to 45% of our fuel purchase needs for the remainder of the fiscal year at prices lower than the current market price for diesel.  Assuming that fuel prices do not rise significantly over recent levels during fiscal 2013, fuel costs, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $10 to $20 million as compared to fiscal 2012.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2013 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

At the end of fiscal 2012, Sysco decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all United States-based salaried and non-union hourly employees.  Primarily as a result of this change, net company-sponsored pension costs in the first quarter of fiscal 2013 were $6.6 million lower than the comparable prior year period.  This rate of decreased expense will continue throughout fiscal 2013, as net pension costs are recognized evenly throughout the year.    Effective January 1, 2013, these employees will be eligible for additional contributions under an enhanced, defined contribution plan and additional expense will commence for this plan at that time.  Absent the Retirement Plan freeze discussed above, net company-sponsored pension costs would have increased $106.9 million in fiscal 2013, or $26.7 million per quarter.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In the first quarters of fiscal 2013 and fiscal 2012, we recorded provisions of zero and $4.5 million, respectively, related to multiemployer pension plan withdrawals.

We also measure our expense performance on a cost per case basis.  This metric is calculated by taking the total operating expenses of our Broadline companies divided by the number of cases sold.  For our Broadline companies, our cost per case in the delivery area increased but was offset by decreases in the sales and administrative areas primarily due to the items noted above.

Net Earnings

Net earnings decreased 5.3% in the first quarter of fiscal 2013 from the comparable period of the prior year due primarily to the changes in operating income discussed above.    Adjusted net earnings increased 3.2%, or $10.6 million, during the same period.

The effective tax rate of 36.37% for the first quarter of fiscal 2013 was favorably impacted by the recording of $3.7 million in net tax benefit related to various federal, foreign and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate of 36.90% for the first quarter of fiscal 2012 was favorably impacted by a decrease in a tax provision for a foreign tax liability of approximately $3.6 million resulting from changes in exchange rates.  Indefinitely reinvested earnings taxed at foreign statutory tax rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share in the first quarter of fiscal 2013 were $0.49,  a 3.9% decrease from the comparable prior year period amount of $0.51 per share.   This decrease was primarily the result of the factors discussed above.  Adjusted diluted earnings per share were $0.58 in the first quarter of fiscal 2013 and $0.56 in the first quarter of fiscal 2012, or an increase of 3.6%.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from charges from the withdrawal from a multiemployer pension plan (MEPP), severance charges, charges related to facility closures and our multi-year Business Transformation Project (BTP).  Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of multiemployer pension plan charges, severance charges, charges related to facility closures and Business Transformation Project expenses provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes.  These financial measures should not be used as a substitute in assessing the company’s results of operations for periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  As a result, in the table below, each period presented is adjusted to remove charges incurred from the withdrawal from a multiemployer pension plan, severance charges, charges related to facility closures and expenses related to the Business Transformation Project.

 Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Sept. 29, 2012	13-Week Period Ended Oct. 1, 2011	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,524,762	$1,438,260	$86,502	6.0%
Impact of MEPP charge	-	(4,500)	4,500
Impact of Severance charge	(6,077)	(1,029)	(5,048)
Impact of Facility Closure charge	(388)	-	(388)
Impact of BTP costs	(77,682)	(37,005)	(40,677)	109.9
Adjusted operating expenses (Non-GAAP)	$1,440,615	$1,395,726	$44,889	3.2%

Operating Income (GAAP)	$478,782	$509,340	$(30,558)	(6.0)%
Impact of MEPP charge	-	4,500	(4,500)
Impact of Severance charge	6,077	1,029	5,048
Impact of Facility Closure charge	388	-	388
Impact of BTP costs	77,682	37,005	40,677	109.9
Adjusted operating income (Non-GAAP)	$562,929	$551,874	$11,055	2.0%

Net earnings (GAAP)	$286,598	$302,653	$(16,055)	(5.3)%
Impact of MEPP charge (net of tax) (1)	-	2,840	(2,840)
Impact of Severance charge (net of tax) (1)	3,867	649	3,218
Impact of Facility Closure charge (net of tax) (1)	247	-	247
Impact of BTP costs (net of tax) (1)	49,429	23,350	26,079	111.7
Adjusted net earnings (Non-GAAP)	$340,141	$329,492	$10,649	3.2%

Diluted earnings per share (GAAP)	$0.49	$0.51	$(0.02)	(3.9)%
Impact of MEPP charge	-	0.01	(0.01)
Impact of Severance charge	0.01	-	0.01
Impact of Facility Closure charge	-	-	-
Impact of BTP costs	0.08	0.04	0.04	100.0
Adjusted diluted earnings per share (Non-GAAP)	$0.58	$0.56	$0.02	3.6%

Diluted shares outstanding	589,838,819	593,449,101

(1)

The aggregate tax impact of adjustments for the multiemployer pension plan charge, severance charge, facility closure charge and Business Transformation Project costs was $30.6 million and $15.7 million for the first quarter of fiscal 2013 and fiscal 2012, respectively.

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

Management evaluates the performance of each of our operating segments based on its respective operating income results.   Corporate expenses generally include all expenses of the corporate office and Sysco’s shared service center.  These also include all share-based compensation costs and expenses related to the company’s Business Transformation Project. While a segment’s operating income may be impacted in the short-term by increases or decreases in gross profits, expenses, or a combination thereof, over the long-term each business segment is expected to increase its operating income at a greater rate than sales growth. This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 13,  “Business Segment Information”:

	Operating Income as a Percentage of Sales
	13-Week Period
	Sept. 29, 2012	Oct. 1, 2011
Broadline	7.1%	7.2%
SYGMA	0.9	1.1
Other	3.4	4.2

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 13,  “Business Segment Information”:

	Increase (Decrease)
	13-Week Period
	Sales	Operating Income
Broadline	4.6%	3.0%
SYGMA	2.6	(23.0)
Other	12.2	(8.7)

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses of $198.5 million in the first quarter of fiscal 2013, as compared to $155.0 million in the first quarter of fiscal 2012,  that are not charged to our segments.  This information should be read in conjunction with Note 13, “Business Segment Information”:

	Components of Segment Results
	13-Week Period Ended
	Sept. 29, 2012		Oct. 1, 2011
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.7%	94.9%	81.8%	94.0%
SYGMA	12.8	1.8	13.0	2.3
Other	6.0	3.3	5.6	3.7
Intersegment sales	(0.5)	-	(0.4)	-
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s United States, Canadian and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers and also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first quarter of fiscal 2013, the Broadline operating results represented approximately 81.7% of Sysco’s overall sales and 94.9% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses.

Sales

Sales were 4.6% greater in the first quarter of fiscal 2013 than the comparable prior year period.  Case volume improvement and product cost inflation and the resulting increase in selling prices contributed to the increase in sales in the first quarter of fiscal 2013.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.4% in the first quarter of fiscal 2013.  Non-comparable acquisitions contributed 0.3% to the overall sales comparison for the first quarter of fiscal 2013.  The exchange rates used to translate our foreign sales into United States dollars negatively impacted sales by 0.3% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Operating Income

Operating income increased by 3.0% in the first quarter of fiscal 2013 over the comparable prior year period.  This increase was driven by gross profit dollars increasing more than operating expenses.

Gross profit dollars increased in the first quarter of fiscal 2013 primarily due to increased sales;  however, gross profit dollars increased at a lower rate than sales.   This decline in gross margin was primarily the result of product cost inflation in certain product categories and increased competition resulting from a slow-growth market.    Based on our product sales mix for the first quarter of fiscal 2013, we were most impacted by higher levels of inflation in the poultry and meat product categories in the range of 6% to 11%.  Our dairy category  experienced deflation of 8%.  Our gross margin trends are improving with these more modest inflation amounts which are beneficial to us and our customers.  In the summer months of 2012, certain agricultural areas of the United States have experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period.  While we cannot predict whether inflation will occur, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Operating expenses for the Broadline segment increased in fiscal 2013 as compared to fiscal 2012.  The expense increases in fiscal 2013 were driven largely by an increase in pay-related expenses and fuel costs, partially offset by a favorable

comparison in the provisions recorded for the withdrawal from multiemployer pension plans in each period.    The increase was primarily due to increased delivery and warehouse compensation, partially attributable to case growth, and added costs from companies acquired in the last 12 months.   Delivery and warehouse compensation includes activity-based pay which is driven by case volumes.  Since these drivers are variable in nature, increased case volumes can increase delivery and warehouse compensation.  Labor shortages also impacted costs in some of the markets that we operate in due to labor demand from increased oil exploration.  These increases were partially offset by reduced sales and general and administrative pay-related expenses.  Fuel costs were $6.0 million higher in the first quarter of fiscal 2013 than in the comparable prior year period.  Assuming that fuel prices do not rise significantly over recent levels during fiscal 2013, fuel costs exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $5 million to $15 million as compared to fiscal 2012.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2013 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In the first quarters of fiscal 2013 and fiscal 2012, we recorded provisions of zero and $4.5 million, respectively, related to multiemployer pension plan withdrawals.

We also measure our expense performance on a cost per case basis.  This metric is calculated by taking the total operating expenses divided by the number of cases sold.  Broadline cost per case in the delivery area increased but was offset by decreases in the sales and administrative areas primarily due to the items noted above.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 2.6% greater in the first quarter of fiscal 2013 than the comparable prior year period.   The increase in sales was primarily due to product cost inflation and the resulting increase in selling prices.

Operating Income

Operating income decreased by 23.0% in the first quarter of fiscal 2013 over the comparable prior year period primarily due to decreased gross profit dollars and increased operating expenses.    Gross profit dollars decreased 0.9% while operating expenses increased 2.5% in the first quarter of fiscal 2013 over the comparable prior year period.  Gross profit decreased in the first quarter of fiscal 2013 due to lower gross margins on products sold.  Operating expenses increased in the first quarter of fiscal 2013 largely due to increased delivery costs including pay-related expenses.  Fuel costs in the first quarter of fiscal 2013 were $1.0 million greater than the comparable prior year period.

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

Operating income decreased 8.7% for the first quarter  of fiscal 2013 from the comparable prior year period. The decrease in operating income was caused partially due to increased operating expenses within our specialty produce and lodging industry products segments.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first quarter of fiscal 2013 to the first quarter of fiscal 2012:

•	Cash flows from operations were $213.2 million this year compared to $255.3 million last year.
•	Capital expenditures totaled $155.7 million this year compared to $226.5 million last year.
•	Net bank borrowings were zero this year compared to an outflow of $68.6 million last year.
•	Treasury stock purchases were $2.1 million this year compared to $133.4 million last year.
•	Dividends paid were $158.2 million this year compared to $153.8 million last year.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position; however, our liquidity and capital resources can be influenced by economic trends and conditions.  Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and our cash flows from operations.  Product cost inflation in certain product categories has lowered our gross profit and cash flows from operations as we were unable to pass through all of the increased product costs with the same gross margin to our customers.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage product cost inflation have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.     As of September 29, 2012, we had $548.4 million in cash and cash equivalents, approximately 22% of which was held by our international subsidiaries generated from earnings of our international operations.  If these earnings were transferred among countries or repatriated to the United States, such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

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

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.  We believe our cash flows from operations will improve in fiscal 2013 and beyond due to benefits from our Business Transformation Project and initiatives to improve our working capital management.

Cash Flows

Operating Activities

We generated $213.2 million in cash flow from operations in the first quarter of fiscal 2013, as compared to $255.3 million in the first quarter of fiscal 2012.  This decrease of $42.1 million was largely attributable to the year-over-year impact of tax provisions and payments and a reduction in net earnings.  These decreases were partially offset by an increase in non-cash depreciation and amortization expense and changes in working capital. These items are more fully described below.

Tax provisions and payments had a negative impact of $47.2 million on the comparison of cash flow from operations in the first quarter of fiscal 2013 to the first quarter of fiscal 2012.  Tax expense was $13.2 million lower in the first quarter of fiscal 2013 due to the results of operations discussed above.  Tax payments were $34.0 million higher in the first quarter of fiscal 2013 due to the payment of taxes related to certain one-time items during the period, as well as higher current taxes paid in certain jurisdictions due to increases in the taxable earnings in those jurisdictions.  In fiscal 2012, we made our final payments on a previous Internal Revenue Service (IRS) tax settlement of $212 million, of which $106 million was paid in the second quarter and $53 million was paid in each of the third and fourth quarters.   The completion of these settlement payments will have a positive impact on our cash flows over the remaining quarters of fiscal 2013.

The increase in non-cash depreciation and amortization expense of $21.0 million was primarily related to assets that were not in service in the first quarter of fiscal 2012 that were in service in the first quarter of fiscal 2013.  These assets include our software related to our Business Transformation Project, which was placed into service in August 2012, as well as various new facilities and expansions.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a positive impact of $9.2 million on the comparison of cash flow from operations from the first quarter of fiscal 2013 to the first quarter of fiscal 2012.  Both periods were affected by increases in accounts receivable and inventory resulting from increases in sales as well as a seasonal change in volume and customer mix.  Due to normal seasonal patterns, sales to multi-unit customers and school districts represent a larger percentage of our sales at the end of each first quarter as compared to the end of each prior fiscal year.  Payment terms for these types of customers are traditionally longer than average.  Deterioration in inventory turnover resulted in a larger impact of these expected seasonal changes on cash flow from operations in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.   The increase in accounts payable in the first quarter of fiscal 2013 also followed the normal trend due to the seasonal change in volume and customer mix and more than offset the deterioration in inventory turnover.  The year-over-year impact of the change in accounts payable is favorable to cash flow from operations due to working capital improvements in accounts payable.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2013 primarily include facility replacements and expansions and fleet replacements.

Capital expenditures in the first quarter of fiscal 2013 decreased by $70.9 million primarily due to less investment in technology in fiscal 2013 related to our Business Transformation Project due to the initiation of the project’s deployment phase in August 2012.  Capital expenditures in the first quarter of fiscal 2013 and 2012 for our Business Transformation Project were $2.5 million and $45.2 million, respectively.

Financing Activities

 Equity Transactions

Shares repurchased during the first quarter of fiscal 2013 were  75,200 shares at a cost of $2.1 million, as compared to 4,920,000 shares at a cost of $133.4 million in the first quarter of fiscal 2012.  No additional shares were repurchased through October  27, 2012, resulting in a remaining authorization by our Board of Directors to repurchase up to 23,311,400 shares, based on the trades made through that date.  Our current share repurchase strategy is to purchase enough shares to keep our diluted average shares outstanding relatively constant.  To achieve this goal, we believe share purchase activity will increase during the remainder of fiscal 2013 as compared to the first quarter of fiscal 2013.

Dividends paid in the first quarter of fiscal 2013 were $158.2 million, or $0.27 per share, as compared to $153.8 million, or $0.26 per share, in the first quarter of fiscal 2012.  In August 2012, we declared our regular quarterly dividend for the second quarter of fiscal 2013 of $0.27 per share, which was paid in October 2012.

 Debt Activity and Borrowing Availability

We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding as of September 29, 2012.  There were no borrowings outstanding as of October  27, 2012.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s United States and Canadian commercial paper programs.  The facility provides for borrowings in both United States and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The facility in the amount of $1.0 billion expires on December 29, 2016, but is subject to extension.  There were no commercial paper issuances outstanding as of September 29, 2012 or October 27, 2012.

In September 2012, the company’s Irish subsidiary, Pallas Foods, entered into a €75.0 million (Euro) multicurrency revolving credit facility, which will be utilized for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 25, 2013, but is subject to extension.  There were no outstanding borrowings under this facility as of September 29, 2012.  There were €30.0 million (Euro) of borrowings outstanding as of October  27, 2012.

 During the first quarter of fiscal 2013,  there were no commercial paper issuances or short-term bank borrowings.

Included in current maturities of long-term debt as September 29, 2012 are the 4.2% senior notes totaling $250.0 million, which mature in February 2013.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, senior notes or a combination thereof.

Other Considerations - Multiemployer Pension Plans

As discussed in Note 7,  “Multiemployer Employee Benefit Plans,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could be as much as $115.0 million as of September 29, 2012 and October 27, 2012.   This estimate excludes plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

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

 Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, contains a table that summarizes our obligations and commitments to make contractual future cash payments as of June 30, 2012.  Since June 30, 2012, there have been no material changes to our contractual obligations other than as described below.

The following table sets forth, as of September 29, 2012, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Unrecorded Contractual Obligations:
Purchase obligations (1)	$2,497,436	$1,968,815	$480,372	$48,214	$35

(1)

For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our sourcing initiative. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with various third party service providers to provide information technology services for periods up to fiscal 2016 (See discussion under Note 12, “Commitments and Contingencies”), fixed electricity agreements and fixed fuel purchase commitments. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations.  These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  Sysco’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our  Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings;
•	the continuing impact of economic conditions on consumer confidence and our business;
•	sales and expense trends including expectations regarding pay-related expenses, pension costs and defined contribution plan expenses;
•

Sysco’s belief that its changes to the Retirement Plan and the defined contribution plan, over the long-term, will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses;

•	expectations regarding fuel costs;
•	expectations of severance costs in the second quarter of fiscal 2013;
•	expectations regarding operating income and sales for our business segments;
•	anticipated multiemployer pension-related liabilities and contributions to various multiemployer pension plans, and the source of funds for any such contributions;
•	expected implementation, timing, costs and benefits of our Business Transformation Project, including the total expected annualized benefits from our Business Transformation Project by fiscal 2015;
•	Sysco’s belief that in fiscal 2013 it can obtain 25% of the total expected annualized benefits from the Business Transformation Project;
•	expectations of a lower cost structure in the short-term and over the long term due to initiatives and actions undertaken as part of our Business Transformation Project;
•	benefits related to our customer relationship management system;

•	estimated expenses and capital expenditures related to our Business Transformation Project;
•	projections as to the number of United States Broadline operating companies Sysco will convert to its new technology platform in fiscal 2013;
•	the sufficiency of our mechanisms for managing working capital and product cost inflation;
•	Sysco’s anticipation that it will not need to relocate certain cash held by international subsidiaries;
•	expectation regarding the levels of share repurchase activity;
•	the impact on cash flows of the completion of IRS settlement payments;
•	our intentions regarding the funding of the repayment of notes at maturity;
•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;
•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;
•	Sysco’s belief that its cash flows from operations will improve in fiscal 2013 and beyond;
•	Expected costs for a third party service provider to provide information technology managed services;
•	the impact of ongoing legal proceedings; and
•	our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value by expanding beyond our core business.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part due to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012:

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;
•	risks related to volatility in the global economic environment and local market conditions and low consumer confidence, which can adversely affect our sales, margins and net income;
•	the risk that competition in our industry may adversely impact our margins and our ability to retain customers;
•	the risk that we may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs;
•

our ability to meet our long-term strategic objectives to grow the profitability of our business depends largely on the success of the Business Transformation Project, which has experienced delays and cost overages, and includes the risk that the project may not be successfully implemented, may not prove cost effective, may require further adjustments to our timeline and our expense and capital expenditure guidance, and may have a material adverse effect on our liquidity and results of operations without providing the anticipated benefits;

•	the risk that the actual cost of the ERP system may be greater or less than currently expected and delays in the execution of deployment may adversely affect our business and results of operations;
•	the risk that we may not realize anticipated benefits from our cost reduction efforts and our product cost reduction initiative;
•	the risk of interruption of supplies due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise;
•	the potential impact of adverse publicity or lack of confidence in our products;
•	difficulties in successfully entering and operating in international markets and complimentary lines of business;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	the potential impact of product liability claims;
•

the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	we need access to borrowed funds in order to grow and any default by us under our indebtedness could have a material adverse impact;
•	our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;
•	our dependence on technology and the reliability of our technology network;
•	we may be required to pay material amounts under our multiemployer defined benefit pension plans;
•	our funding requirements for our company-sponsored qualified pension plan may increase and our earnings may decrease should financial markets experience future declines;
•	labor issues, including the renegotiation of union contracts and shortage of qualified labor; and
•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk.  For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  There have been no significant changes to our market risks since June 30, 2012 except as noted below.

Interest Rate Risk

At September 29, 2012,  there were no commercial paper issuances outstanding.  Total debt as of September 29, 2012 was $3.0 billion, of which approximately 84% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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

As of September 29, 2012, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within prepaid expenses and other current assets of $1.6 million.  The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.    As of September 29, 2012, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $6.0 million.  The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During both the first quarter of fiscal 2013 and fiscal 2012, fuel costs related to outbound deliveries represented approximately 0.7% of sales.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of September 29, 2012, we had forward diesel fuel commitments totaling approximately $96.4 million through August 2013.  These contracts will lock in the price of approximately 35% to 45% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for the remainder of the fiscal year.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Sysco is reporting the following matter  in compliance with SEC requirements to disclose environmental proceedings that are known to be contemplated  by governmental authorities and that involve potential monetary sanctions of $100,000 or greater.

In April 2012, Sysco received notice from the United States Environmental Protection Agency (“EPA”) that it plans to file an administrative complaint for civil penalties against the company’s Detroit subsidiary.  The EPA alleges that Sysco Detroit violated Section 112(r) of the Clean Air Act, and its implementing regulations, by failing to meet all of the requirements of the risk management program at its Canton, Michigan facility.  Subject to final EPA approval, Sysco agreed in the first quarter of fiscal 2013 to settle this matter for a penalty of approximately $125,000 and to remedy the alleged violations.  Sysco does not believe that the resolution of this matter will have a material adverse impact on its  results of operations or liquidity.

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012, which could materially impact our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the first quarter of fiscal 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
July 1 – July 28	48,200	$28.46	48,200	23,338,400
Month #2
July 29 - August 25	100,101	29.91	27,000	23,311,400
Month #3
August 26 - September 29	29,112	30.79	-	23,311,400

Total	177,413	$29.66	75,200	23,311,400

(1)	The total number of shares purchased includes zero, 73,101 and 29,112 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

On August 27, 2010, the Board of Directors approved the repurchase of 20,000,000 shares.  On November 16, 2011, the Board approved the repurchase of an additional 20,000,000 shares.  Pursuant to the repurchase programs, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.

The Board of Directors has authorized us to enter into agreements from time to time to extend our ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Exchange Act.

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

Date: November 5, 2012

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: November 5, 2012

	By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and
Chief Accounting Officer

Date: November 5, 2012

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

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated November 16, 2011, incorporated by reference to Exhibit 3.5 to Form 10-Q for the quarter ended December 31, 2011 (File No. 1-6544).

10.1#	—	Form of Fiscal Year 2013 Bonus Award under the 2009 Management Incentive Plan.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Report from Ernst & Young LLP dated November 5, 2012, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 filed with the SEC on  November 5, 2012, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of September 29, 2012, June 30, 2012 and October 1, 2011, (ii) Consolidated Results of Operations for the thirteen week periods ended September 29, 2012 and October 1, 2011, (iii) Consolidated Statements of Comprehensive Income for the thirteen week periods ended September 29, 2012 and October 1, 2011, (iv) Consolidated Cash Flows for the thirteen week periods ended September 29, 2012 and October 1, 2011, and (v) the Notes to Consolidated Financial Statements.

____________

# Filed herewith