Form 10-Q
period 2012-12-29
SYSCO CORP
filed 2013-02-05
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated Filer £ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

585,990,749 shares of common stock were outstanding as of January  26, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Dec. 29, 2012	Jun. 30, 2012	Dec. 31, 2011
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$320,805	$688,867	$336,531
Accounts and notes receivable, less allowances of $67,926, $42,919, and $71,180	3,168,120	2,966,624	2,882,730
Inventories	2,436,109	2,178,830	2,213,153
Deferred income taxes	116,887	134,503	142,068
Prepaid expenses and other current assets	68,675	80,713	73,568
Prepaid income taxes	49,189	35,271	-
Total current assets	6,159,785	6,084,808	5,648,050
Plant and equipment at cost, less depreciation	3,960,636	3,883,750	3,736,137
Other assets
Goodwill	1,802,630	1,665,611	1,630,879
Intangibles, less amortization	153,358	113,571	102,594
Restricted cash	145,247	127,228	132,031
Other assets	206,411	220,004	204,336
Total other assets	2,307,646	2,126,414	2,069,840
Total assets	$12,428,067	$12,094,972	$11,454,027

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$42,754	$-	$2,500
Accounts payable	2,287,559	2,209,469	2,074,396
Accrued expenses	903,934	909,144	857,538
Accrued income taxes	-	50,316	123,420
Current maturities of long-term debt	253,170	254,650	205,916
Total current liabilities	3,487,417	3,423,579	3,263,770
Other liabilities
Long-term debt	2,809,290	2,763,688	2,649,346
Deferred income taxes	94,987	115,166	218,314
Other long-term liabilities	1,134,800	1,107,499	634,982
Total other liabilities	4,039,077	3,986,353	3,502,642
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	954,988	939,179	907,991
Retained earnings	8,359,768	8,175,230	7,923,413
Accumulated other comprehensive loss	(605,709)	(662,866)	(323,565)
Treasury stock at cost, 179,819,753, 179,228,383 and 181,352,211 shares	(4,572,649)	(4,531,678)	(4,585,399)
Total shareholders' equity	4,901,573	4,685,040	4,687,615
Total liabilities and shareholders' equity	$12,428,067	$12,094,972	$11,454,027

Note: The June 30, 2012 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011

Sales	$10,796,890	$10,244,421	$21,883,806	$20,830,811
Cost of sales	8,879,324	8,398,771	17,962,696	17,037,561
Gross profit	1,917,566	1,845,650	3,921,110	3,793,250
Operating expenses	1,534,915	1,418,652	3,059,677	2,856,912
Operating income	382,651	426,998	861,433	936,338
Interest expense	32,242	28,324	63,110	57,798
Other expense (income), net	(1,753)	(3,472)	(4,230)	(3,222)
Earnings before income taxes	352,162	402,146	802,553	881,762
Income taxes	130,793	152,033	294,586	328,996
Net earnings	$221,369	$250,113	$507,967	$552,766

Net earnings:
Basic earnings per share	$0.38	$0.43	$0.86	$0.94
Diluted earnings per share	0.38	0.43	0.86	0.94

Average shares outstanding	587,091,968	586,188,302	587,760,060	589,095,964
Diluted shares outstanding	589,751,933	587,034,204	590,130,537	590,241,651

Dividends declared per common share	$0.28	$0.27	$0.55	$0.53

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011

Net earnings	$221,369	$250,113	$507,967	$552,766

Other comprehensive income (loss):
Foreign currency translation adjustment	(8,771)	18,423	27,389	(83,844)
Items presented net of tax:
Amortization of cash flow hedges	96	107	193	214
Amortization of prior service cost	6,535	773	7,461	1,546
Amortization of actuarial loss (gain), net	11,258	9,216	22,944	18,431
Amortization of transition obligation	22	23	44	46
Prior service cost arising in current year	(24,828)	-	(24,828)	-
Actuarial (loss) gain, net arising in current year	23,954	-	23,954	-
Total other comprehensive income (loss)	8,266	28,542	57,157	(63,607)

Comprehensive income	$229,635	$278,655	$565,124	$489,159

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	26-Week Period Ended
	Dec. 29, 2012	Dec. 31, 2011
Cash flows from operating activities:
Net earnings	$507,967	$552,766
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	39,423	38,757
Depreciation and amortization	249,593	200,724
Deferred income taxes	(39,603)	(295,801)
Provision for losses on receivables	16,422	21,133
Other non-cash items	(246)	(811)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(157,073)	(23,326)
(Increase) in inventories	(222,170)	(152,289)
Decrease (increase) in prepaid expenses and other current assets	11,367	(2,051)
Increase (decrease) in accounts payable	28,313	(94,236)
(Decrease) in accrued expenses	(37,338)	(1,295)
(Decrease) increase in accrued income taxes	(64,663)	180,362
Decrease in other assets	2,785	72,310
Increase in other long-term liabilities	52,364	42,282
Excess tax benefits from share-based compensation arrangements	(356)	(10)
Net cash provided by operating activities	386,785	538,515

Cash flows from investing activities:
Additions to plant and equipment	(261,576)	(433,858)
Proceeds from sales of plant and equipment	3,229	4,315
Acquisition of businesses, net of cash acquired	(194,237)	(36,765)
(Increase) in restricted cash	(18,019)	(21,515)
Net cash used for investing activities	(470,603)	(487,823)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	48,100	195,520
Other debt borrowings	43,482	2,181
Other debt repayments	(10,789)	(4,068)
Debt issuance costs	-	(974)
Proceeds from common stock reissued from treasury for share-based compensation awards	90,853	45,417
Treasury stock purchases	(143,526)	(272,299)
Dividends paid	(315,904)	(307,141)
Excess tax benefits from share-based compensation arrangements	356	10
Net cash used for financing activities	(287,428)	(341,354)

Effect of exchange rates on cash	3,184	(12,572)

Net (decrease) in cash and cash equivalents	(368,062)	(303,234)
Cash and cash equivalents at beginning of period	688,867	639,765
Cash and cash equivalents at end of period	$320,805	$336,531

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,598	$58,000
Income taxes	404,791	443,044

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's fiscal 2012 Annual Report on Form 10-K.   Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

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

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of December 29, 2012, June 30, 2012 and December 31, 2011:

	Assets Measured at Fair Value as of Dec. 29, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$-	$178,033	$-	$178,033
Prepaid expenses and other current assets
Interest rate swap agreement	-	488	-	488
Restricted cash	145,247	-	-	145,247
Other assets
Interest rate swap agreement	-	5,048	-	5,048
Total assets at fair value	$145,247	$183,569	$-	$328,816

	Assets Measured at Fair Value as of Jun. 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$228,310	$248,714	$-	$477,024
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,475	-	2,475
Restricted cash	127,228	-	-	127,228
Other assets
Interest rate swap agreement	-	6,219	-	6,219
Total assets at fair value	$355,538	$257,408	$-	$612,946

	Assets Measured at Fair Value as of Dec. 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$-	$136,814	$-	$136,814
Restricted cash	132,031	-	-	132,031
Other assets
Interest rate swap agreements	-	10,671	-	10,671
Total assets at fair value	$132,031	$147,485	$-	$279,516

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3,604.2 million, $3,539.3 million and $3,330.7 million as of December 29,

2012, June 30, 2012 and December 31, 2011, respectively. The carrying value of total debt was $3,105.2 million, $3,018.3 million and $2,857.8 million as of December 29, 2012, June 30, 2012 and December 31, 2011, respectively.

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

The location and the fair value of derivative instruments in the consolidated balance sheet as of December 29, 2012, June 30, 2012 and December 31, 2011 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Fair value hedge relationships:
Interest rate swap agreements
Dec. 29, 2012	Prepaid expenses and other current assets	$488	N/A	N/A
Dec. 29, 2012	Other assets	5,048	N/A	N/A
Jun. 30, 2012	Prepaid expenses and other current assets	2,475	N/A	N/A
Jun. 30, 2012	Other assets	6,219	N/A	N/A
Dec. 31, 2011	Other assets	10,671	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended December 29, 2012 and December 31, 2011 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		13-Week Period Ended
		Dec. 29, 2012	Dec. 31, 2011
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(2,274)	$(3,342)

Cash Flow Hedge Relationships:
Interest rate contracts	Interest expense	156	174

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 26-week periods ended December 29, 2012 and December 31, 2011 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		26-Week Period Ended
		Dec. 29, 2012	Dec. 31, 2011
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(4,324)	$(3,829)

Cash Flow Hedge Relationships:
Interest rate contracts	Interest expense	313	348

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 13-week periods and 26-week periods ended December 29, 2012 and December 31, 2011.  The interest rate swaps do not contain credit-risk-related contingent features.

5.  DEBT

As of December 29, 2012, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95.0 million, of which $3.1 million was outstanding, located within Notes payable on the consolidated balance sheet.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s United States and Canadian commercial paper programs.  The facility provides for borrowings in both United States and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The original facility in the amount of $1,000.0 million expires on December 29, 2016.  In December 2012, a portion of the facility was extended for an additional year.  This extended facility, which expires on December 29, 2017, is for $925.0 million of the original $1,000.0 million facility, but is subject to further extension.  As of December 29, 2012, commercial paper issuances outstanding were $45.0 million and were classified as long-term debt, as the company’s commercial paper programs are supported by the long-term revolving credit facility described above.

During the 26-week period ended December 29, 2012, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $203.0 million.

In September 2012, the company’s Irish subsidiary, Pallas Foods, entered into a €75.0 million (Euro) multicurrency revolving credit facility, which will be utilized for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 25, 2013, but is subject to extension.  Outstanding borrowings under this facility were €30.0 million (Euro) as of December 29, 2012, located within Notes payable on the consolidated balance sheet.

6.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

The components of net company-sponsored benefit cost for the 13-week periods presented are as follows.  The caption “Pension Benefits” in the table below includes both the company-sponsored qualified pension plan (Retirement Plan) and the Supplemental Executive Retirement Plan (SERP).

	Pension Benefits		Other Postretirement Plans
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
	(In thousands)
Service cost	$17,589	$27,056	$136	$114
Interest cost	37,253	36,878	153	158
Expected return on plan assets	(42,800)	(40,402)	-	-
Amortization of prior service cost	2,273	1,201	42	54
Amortization of actuarial loss (gain)	18,328	15,042	(51)	(83)
Amortization of transition obligation	-	-	36	38
Curtailment loss	8,293	-	-	-
Net periodic benefit cost	$40,936	$39,775	$316	$281

The components of net company-sponsored benefit cost for the 26-week periods are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
	(In thousands)
Service cost	$35,369	$54,111	$271	$228
Interest cost	74,953	73,757	307	316
Expected return on plan assets	(85,601)	(80,803)	-	-
Amortization of prior service cost	3,734	2,402	84	108
Recognized net actuarial loss (gain)	37,350	30,083	(102)	(166)
Amortization of transition obligation	-	-	71	76
Curtailment loss	8,293	-	-	-
Net periodic benefit cost	$74,098	$79,550	$631	$562

At the end of fiscal 2012, Sysco approved a plan to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all United States-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees are eligible for additional contributions under the company’s defined contribution 401(k) plan.  The measurements for the Retirement Plan at June 30, 2012 and the resulting expense for fiscal 2013 included the impact of the freeze.

In November 2012, Sysco approved a plan to restructure its executive nonqualified retirement program including the SERP.   Future benefit accruals will have frozen under this plan by June 29, 2013 for all participants.   As a result of this change, the liabilities of this plan were remeasured using a discount rate of 3.96%.  A curtailment gain of $73.0 million was recognized as a component of actuarial losses (net of tax) within other comprehensive income with an offsetting reduction to benefits obligations to accumulated benefits.  Further, an $8.3 million loss was recognized in the income statement arising from the write-off of prior service costs.  In addition to the plan freeze, participants will be fully vested in their frozen benefits on their date of freeze.  This resulted in an increase in the benefit obligation of $48.6 million which was reflected as unrecognized prior service cost in other comprehensive income.  This amount will amortize into pension expense over the next seven years.  The SERP benefit obligation resulting after these changes on the date of the approved plan was $486.6 million.

Sysco’s contributions to its company-sponsored defined benefit plans were $11.3 million and $11.1 million during the 26-week periods ended December 29, 2012 and December 31, 2011, respectively.

7.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Sysco contributes to several multiemployer defined benefit pension plans in the United States and Canada based on obligations arising under collective bargaining agreements covering union-represented employees. Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by Sysco and the other employers contributing to the plan.

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  Total withdrawal liability provisions recorded were $2.5 million in the first 26 weeks of fiscal 2013 and $4.5 million in the first 26 weeks of fiscal 2012.  As of December 29, 2012, June 30, 2012 and December 31, 2011, Sysco had approximately $14.0 million, $30.7 million and $46.9 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much as $115.0 million as of December 29, 2012.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, which has valuation dates ranging from December 31, 2009 to December 31, 2011. The majority of these plans have a valuation date of calendar year-end and therefore the estimate results from plans for which the valuation date was December 31, 2011; therefore, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

Subsequent Event

In January 2013, the union members of one of the company’s subsidiaries approved a collective bargaining agreement that included an agreement to withdraw from the union’s multiemployer pension plan and allows the represented employees to become participants in Sysco’s company-sponsored pension plan.  This action triggered a withdrawal from the multiemployer pension plan.  As a result, during the third quarter of fiscal 2013, Sysco will record a withdrawal liability provision of approximately $40.7 million related to this plan.  As a result of this withdrawal, Sysco estimates that its share of withdrawal liability for the remaining plans for which it is reasonably possible for a withdrawal event to occur could have been as much as $80.0 million as of January 26, 2013, as compared to $115.0 million as of December 29, 2012.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
	(In thousands, except for share and per share data)

Numerator:
Net earnings	$221,369	$250,113	$507,967	$552,766

Denominator:
Weighted-average basic shares outstanding	587,091,968	586,188,302	587,760,060	589,095,964
Dilutive effect of share-based awards	2,659,965	845,902	2,370,477	1,145,687
Weighted-average diluted shares outstanding	589,751,933	587,034,204	590,130,537	590,241,651

Basic earnings per share:	$0.38	$0.43	$0.86	$0.94

Diluted earnings per share:	$0.38	$0.43	$0.86	$0.94

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 25,000,000 and 49,000,000 for the second quarter of fiscal 2013 and fiscal 2012, respectively.  The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 31,000,000 and 49,500,000 for the first 26 weeks of fiscal 2013 and 2012, respectively.

9.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

In the first 26 weeks of fiscal 2013, options to purchase 6,212,716 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 26 weeks of fiscal 2013 was $3.20.

In the first 26 weeks of fiscal 2013, 1,175,121 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 26 weeks of fiscal 2013 was $29.76.

In the first 26 weeks of fiscal 2013, restricted awards in the amount of 48,069 were granted to non-employee directors from the 2009 Non-Employee Directors Stock Plan. The non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value per share of restricted awards granted during the first 26 weeks of fiscal 2013 was $29.96.

Employees' Stock Purchase Plan

Plan participants purchased 775,899 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 26 weeks of fiscal 2013.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $4.58 during the first 26 weeks of fiscal 2013. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $39.4 million and $38.8 million for the first 26 weeks of fiscal 2013 and fiscal 2012, respectively.

As of December 29, 2012, there was $81.9 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.61 years.

10.  INCOME TAXES

Uncertain Tax Positions

As of December 29, 2012, the gross amount of unrecognized tax benefits was $63.1 million and the gross amount of liability for accrued interest related to unrecognized tax benefits was $35.7 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

 Effective Tax Rates

The effective tax rate of 37.14% for the second quarter of fiscal 2013 was favorably impacted by the recording of $1.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  This favorable impact was nearly offset by the recording of $1.6 million in net tax expense related to various federal and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the second quarter of fiscal 2012 was 37.81%.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rate.

The effective tax rate of 36.71% for the first 26 weeks of fiscal 2013 was favorably impacted by the recording of $2.5 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and the recording of $2.1 million in net tax benefit related to various federal, foreign and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

 11.  ACQUISITIONS

During the first 26 weeks of fiscal 2013, in the aggregate, the company paid cash of $194.2 million for acquisitions made during fiscal 2013.  Acquisitions in the first 26 weeks of fiscal 2013 were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained or certain outstanding contingencies are resolved.  As of December 29, 2012, aggregate contingent consideration amounts outstanding relating to acquisitions was $103.1 million, of which $36.4 million could result in the recording of additional goodwill.

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

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of December 29, 2012, outstanding forward diesel fuel purchase commitments totaled approximately $110.0 million at a fixed price through November 2013.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing.  A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2018.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.  Minimum amounts committed to as of December 29, 2012 totaled approximately $1,525.2 million.

Sysco has committed with various third party service providers to provide information technology services. The services have been committed for periods up to fiscal 2016 and may be extended.  As of December 29, 2012, the total remaining cost of the services over that period is expected to be approximately $454.8 million. A portion of this amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources.  Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees which decrease over time. If Sysco were to terminate all of the services in fiscal 2013, the estimated termination fees incurred in fiscal 2013 would be approximately $35.9 million.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Sales:	(In thousands)
Broadline	$8,779,069	$8,320,996	$17,836,733	$16,979,517
SYGMA	1,411,815	1,403,555	2,832,570	2,788,024
Other	659,861	559,122	1,320,462	1,147,683
Intersegment sales	(53,855)	(39,252)	(105,959)	(84,413)
Total	$10,796,890	$10,244,421	$21,883,806	$20,830,811

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Operating income:	(In thousands)
Broadline	$580,257	$564,881	$1,223,093	$1,188,996
SYGMA	13,439	13,296	25,524	28,987
Other	20,469	20,253	42,828	44,738
Total segments	614,165	598,430	1,291,445	1,262,721
Corporate expenses	(231,514)	(171,432)	(430,012)	(326,383)
Total operating income	382,651	426,998	861,433	936,338
Interest expense	32,242	28,324	63,110	57,798
Other expense (income), net	(1,753)	(3,472)	(4,230)	(3,222)
Earnings before income taxes	$352,162	$402,146	$802,553	$881,762

	Dec. 29, 2012	Jun. 30, 2012	Dec. 31, 2011
Assets:	(In thousands)
Broadline	$8,889,354	$8,025,677	$7,536,722
SYGMA	475,319	475,877	479,962
Other	937,811	877,207	822,659
Total segments	10,302,484	9,378,761	8,839,343
Corporate	2,125,583	2,716,211	2,614,684
Total	$12,428,067	$12,094,972	$11,454,027

14.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned United States Broadline (U.S. Broadline) subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   As of December 29, 2012, Sysco had a total of $2,975.0 million in senior notes and debentures outstanding that are covered by these guarantees.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of the company’s U.S. Broadline subsidiaries), and all other non‑guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Dec. 29, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$188,879	$3,866,718	$2,104,188	$-	$6,159,785
Investment in subsidiaries	11,031,000	-	-	(11,031,000)	-
Plant and equipment, net	624,441	1,976,200	1,359,995	-	3,960,636
Other assets	341,243	501,111	1,465,292	-	2,307,646
Total assets	$12,185,563	$6,344,029	$4,929,475	$(11,031,000)	$12,428,067

Current liabilities	$680,130	$819,372	$1,987,915	$-	$3,487,417
Intercompany payables (receivables)	3,220,164	(3,626,887)	406,723	-	-
Long-term debt	2,758,493	25,898	24,899	-	2,809,290
Other liabilities	823,340	293,849	112,598	-	1,229,787
Shareholders’ equity	4,703,436	8,831,797	2,397,340	(11,031,000)	4,901,573
Total liabilities and shareholders’ equity	$12,185,563	$6,344,029	$4,929,475	$(11,031,000)	$12,428,067

	Condensed Consolidating Balance Sheet
	Jun. 30, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$538,451	$3,675,676	$1,870,681	$-	$6,084,808
Investment in subsidiaries	10,163,398	-	-	(10,163,398)	-
Plant and equipment, net	703,658	1,923,925	1,256,167	-	3,883,750
Other assets	324,839	503,357	1,298,218	-	2,126,414
Total assets	$11,730,346	$6,102,958	$4,425,066	$(10,163,398)	$12,094,972

Current liabilities	$678,527	$900,416	$1,844,636	$-	$3,423,579
Intercompany payables (receivables)	3,068,001	(3,334,860)	266,859	-	-
Long-term debt	2,714,415	25,459	23,814	-	2,763,688
Other liabilities	755,112	367,094	100,459	-	1,222,665
Shareholders’ equity	4,514,291	8,144,849	2,189,298	(10,163,398)	4,685,040
Total liabilities and shareholders’ equity	$11,730,346	$6,102,958	$4,425,066	$(10,163,398)	$12,094,972

	Condensed Consolidating Balance Sheet
	Dec. 31, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$202,267	$3,660,988	$1,784,795	$-	$5,648,050
Investment in subsidiaries	14,859,149	-	-	(14,859,149)	-
Plant and equipment, net	647,217	1,895,977	1,192,943	-	3,736,137
Other assets	321,460	518,934	1,229,446	-	2,069,840
Total assets	$16,030,093	$6,075,899	$4,207,184	$(14,859,149)	$11,454,027

Current liabilities	$423,796	$872,205	$1,967,769	$-	$3,263,770
Intercompany payables (receivables)	7,984,530	(8,086,079)	101,549	-	-
Long-term debt	2,599,524	26,871	22,951	-	2,649,346
Other liabilities	502,536	275,475	75,285	-	853,296
Shareholders’ equity	4,519,707	12,987,427	2,039,630	(14,859,149)	4,687,615
Total liabilities and shareholders’ equity	$16,030,093	$6,075,899	$4,207,184	$(14,859,149)	$11,454,027

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 29, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,361,249	$3,706,570	$(270,929)	$10,796,890
Cost of sales	-	5,948,837	3,173,029	(242,542)	8,879,324
Gross profit	-	1,412,412	533,541	(28,387)	1,917,566
Operating expenses	194,206	884,463	484,633	(28,387)	1,534,915
Operating income (loss)	(194,206)	527,949	48,908	-	382,651
Interest expense (income)	72,564	(42,058)	1,736	-	32,242
Other expense (income), net	(2,294)	(537)	1,078	-	(1,753)
Earnings (losses) before income taxes	(264,476)	570,544	46,094	-	352,162
Income tax (benefit) provision	(97,835)	211,516	17,112	-	130,793
Equity in earnings of subsidiaries	388,010	-	-	(388,010)	-
Net earnings	221,369	359,028	28,982	(388,010)	221,369
Other comprehensive income (loss)	17,037	-	(8,771)	-	8,266
Comprehensive income	$238,406	$359,028	$20,211	$(388,010)	$229,635

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 31, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,056,282	$3,393,450	$(205,311)	$10,244,421
Cost of sales	-	5,674,008	2,907,268	(182,505)	8,398,771
Gross profit	-	1,382,274	486,182	(22,806)	1,845,650
Operating expenses	135,560	872,619	433,279	(22,806)	1,418,652
Operating income (loss)	(135,560)	509,655	52,903	-	426,998
Interest expense (income)	96,985	(67,483)	(1,178)	-	28,324
Other expense (income), net	(2,197)	(701)	(574)	-	(3,472)
Earnings (losses) before income taxes	(230,348)	577,839	54,655	-	402,146
Income tax (benefit) provision	(86,825)	218,177	20,681	-	152,033
Equity in earnings of subsidiaries	393,636	-	-	(393,636)	-
Net earnings	250,113	359,662	33,974	(393,636)	250,113
Other comprehensive income (loss)	10,119	-	18,423	-	28,542
Comprehensive income	$260,232	$359,662	$52,397	$(393,636)	$278,655

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 29, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$14,997,427	$7,411,242	$(524,863)	$21,883,806
Cost of sales	-	12,093,695	6,339,226	(470,225)	17,962,696
Gross profit	-	2,903,732	1,072,016	(54,638)	3,921,110
Operating expenses	347,344	1,798,549	968,422	(54,638)	3,059,677
Operating income (loss)	(347,344)	1,105,183	103,594	-	861,433
Interest expense (income)	142,176	(80,441)	1,375	-	63,110
Other expense (income), net	(2,613)	(1,241)	(376)	-	(4,230)
Earnings (losses) before income taxes	(486,907)	1,186,865	102,595	-	802,553
Income tax (benefit) provision	(178,726)	435,653	37,659	-	294,586
Equity in earnings of subsidiaries	816,148	-	-	(816,148)	-
Net earnings	507,967	751,212	64,936	(816,148)	507,967
Other comprehensive income (loss)	29,768	-	27,389	-	57,157
Comprehensive income	$537,735	$751,212	$92,325	$(816,148)	$565,124

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 31, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$14,376,568	$6,850,508	$(396,265)	$20,830,811
Cost of sales	-	11,538,714	5,850,452	(351,605)	17,037,561
Gross profit	-	2,837,854	1,000,056	(44,660)	3,793,250
Operating expenses	252,523	1,770,650	878,399	(44,660)	2,856,912
Operating income (loss)	(252,523)	1,067,204	121,657	-	936,338
Interest expense (income)	193,263	(131,386)	(4,079)	-	57,798
Other expense (income), net	(3,512)	(1,264)	1,554	-	(3,222)
Earnings (losses) before income taxes	(442,274)	1,199,854	124,182	-	881,762
Income tax (benefit) provision	(165,018)	447,680	46,334	-	328,996
Equity in earnings of subsidiaries	830,022	-	-	(830,022)	-
Net earnings	552,766	752,174	77,848	(830,022)	552,766
Other comprehensive income (loss)	20,237	-	(83,844)	-	(63,607)
Comprehensive income	$573,003	$752,174	$(5,996)	$(830,022)	$489,159

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 29, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(147,760)	$518,930	$15,615	$386,785
Investing activities	(59,121)	(99,832)	(311,650)	(470,603)
Financing activities	(319,069)	415	31,226	(287,428)
Effect of exchange rates on cash	-	-	3,184	3,184
Intercompany activity	176,983	(430,860)	253,877	-
Net increase (decrease) in cash and cash equivalents	(348,967)	(11,347)	(7,748)	(368,062)
Cash and cash equivalents at the beginning of period	471,107	34,478	183,282	688,867
Cash and cash equivalents at the end of period	$122,140	$23,131	$175,534	$320,805

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 31, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(69,367)	$543,698	$64,184	$538,515
Investing activities	(140,083)	(211,491)	(136,249)	(487,823)
Financing activities	(157,055)	168	(184,467)	(341,354)
Effect of exchange rates on cash	-	-	(12,572)	(12,572)
Intercompany activity	200,109	(338,679)	138,570	-
Net increase (decrease) in cash and cash equivalents	(166,396)	(6,304)	(130,534)	(303,234)
Cash and cash equivalents at the beginning of period	305,513	32,154	302,098	639,765
Cash and cash equivalents at the end of period	$139,117	$25,850	$171,564	$336,531

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

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Any non-GAAP financial measure will be denoted as an adjusted measure and excludes the impact from executive retirement plans restructuring, multiemployer pension plan charges, severance charges, facility closure charges and Business Transformation Project costs.  Collectively, these are referred to as Excluded Charges.  More information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

We consider our primary market to be the foodservice market in the United States, Canada and Ireland and estimate that we serve about 18% of this approximately $235 billion annual market.  According to industry sources, the foodservice, or food‑away‑from-home, market represents approximately 46% of the total dollars spent on food purchases made at the consumer level in the United States.

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

Highlights

Our sales growth for the first 26 weeks of fiscal 2013 was driven primarily by case growth, a portion of which is attributable to acquisitions, and product cost inflation and the resulting increase in selling prices.  Despite a challenging business and economic environment, we continued to make progress toward our Business Transformation objectives while continuing to focus on growing our market share and expense management. Our earnings declined primarily due to expenses related to our Business Transformation Project; however, our adjusted net earnings increased when the Excluded Charges are adjusted from our net earnings.

Comparisons of results from the second quarter of fiscal 2013 to the second quarter of fiscal 2012:

•	Sales increased 5.4%, or $0.6 billion, to $10.8 billion.
•	Operating income decreased 10.4%, or $44.3 million, to $382.7 million.
•	Adjusted operating income increased 4.6%, or $21.2 million, to $485.7 million.
•	Net earnings decreased 11.5%, or $28.7 million, to $221.4 million.
•	Adjusted net earnings increased 4.7%, or $12.7 million, to $286.1 million.
•	Basic and diluted earnings per share in the second quarter of fiscal 2013 were $0.38, an 11.6% decrease from the comparable prior year period amount of $0.43 per share.
•	Adjusted diluted earnings per share were $0.49 in the second quarter of fiscal 2013 and $0.47 in the second quarter of fiscal 2012, or an increase of 4.3%.

Comparisons of results from the first 26 weeks of fiscal 2013 to the first 26 weeks of fiscal 2012:

•	Sales increased 5.1%, or $1.1 billion, to $21.9 billion.
•	Operating income decreased 8.0%, or $74.9 million, to $861.4 million.
•	Adjusted operating income increased 3.1%, or $31.7 million, to $1.0 billion.
•	Net earnings decreased 8.1%, or $44.8 million, to $508.0 million.
•	Adjusted net earnings increased 3.8%, or $23.1 million, to $626.4 million.
•	Basic and diluted earnings per share in the first 26 weeks of fiscal 2013 were $0.86, an 8.5% decrease from the comparable prior year period amount of $0.94 per share.

•	Adjusted diluted earnings per share were $1.06 in the first 26 weeks of fiscal 2013 and $1.02 in the first 26 weeks of fiscal 2012, or an increase of 3.9%.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Trends

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  We believe that the consumer is currently concerned about the recent increase in taxes and the potential for more increases,  the United States debt ceiling debates, and lingering high unemployment rates and other fiscal issues.  We believe these items and other current general economic conditions, including pressure on consumer disposable income, have negatively impacted consumer confidence and contributed to a slow rate of recovery in the foodservice market.  According to industry sources, real sales for the total foodservice market in the United States are expected to be modest over the long term.  We believe these industry impacting trends reinforce the need for us to transform our business so that we can be in a position to provide greater value to our customers and reduce our overall cost structure.

We experienced prolonged levels of high product cost inflation during the first three quarters of fiscal 2012; however, inflation rates declined to a range of 2% to 3% in the fourth quarter of fiscal 2012 and the first 26 weeks of fiscal 2013.  As a result, gross margin pressure has eased somewhat with these more modest inflation amounts which are beneficial to us and our customers.  In the summer months of 2012, certain agricultural areas of the United States experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase for a large portion of the products that we sell for a prolonged period.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.  Additional pressure exists on our gross margin from competitive pressures on pricing. Low industry growth is contributing to increased competition which is in turn pressuring gross profits. We are focused on profitably growing our market share in an environment where are gross margins are under pressure.

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

Additional sources of operating expense increases have resulted from higher fuel costs, labor shortages in certain markets that we operate in and other pay-related expenses primarily in our delivery area.  Significant improvements were noted in the selling and administrative areas due to enhanced business practices resulting from initiatives from our Business Transformation Project.  Net company-sponsored pension costs were lower in the first 26 weeks of fiscal 2013 as compared to fiscal 2012.    At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (Retirement Plan) as of December 31, 2012 for all United States-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees are eligible for additional contributions under an enhanced, defined contribution plan.  Pension costs will decrease in fiscal 2013 primarily due to this plan freeze.  Absent the Retirement Plan freeze discussed above, net company-sponsored pension costs would have increased $106.9 million in fiscal 2013, or $26.7 million per quarter.   Our expenses related to our defined contribution plan will increase in fiscal 2013 and will more than offset our reduced pension costs.  In November 2012, we approved a plan to restructure our executive nonqualified retirement program, including the Supplemental Executive Retirement Plan (SERP), by freezing benefits.  We believe this restructuring more closely aligns our executive plans with our non-executive plans.  As a result of this restructuring, we expect to incur approximately $24 million in charges, of which approximately $12 million in charges were incurred in the second quarter of fiscal 2013, with the remaining $12 million in charges expected to be incurred in the second half of fiscal 2013.  Over the long-term, we believe the changes to all of these retirement programs will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses.

Late in October 2012, Hurricane Sandy caused damage across large portions of the Mid-Atlantic, Northeastern, and Midwestern United States.  We experienced limited damage to our facilities and property; however, many of our customers in this area were negatively impacted.  Our second quarter results were impacted by the storm.  We believe the negative impact from Hurricane Sandy was $0.01 per share for the second quarter of fiscal 2013.

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

We have deployed our ERP system to three additional locations and are experiencing improved functionality in many areas compared to past deployments.  Our shared services center, Sysco Business Services, continues to expand and provide a broader array of centralized administrative services.  We have also identified areas of improvement that we want to address before we continue deploying to additional locations.  Further deployments in this fiscal year will be reassessed as these improvements are made.

Efforts from our cost transformation initiatives in the first 26 weeks of fiscal 2013 were in the multiple areas of operations.  We completed the implementation of maintenance management tools in our United States Broadline (U.S. Broadline) companies.  Best practice action plans have been created for our warehouse and delivery areas.  Our customer relationship management tool has been implemented in our U.S. Broadline companies that will improve sales productivity.  We restructured our information technology department and contracted with a third party provider for information technology managed services.  We initiated the implementation of our human resource systems and began centralizing field finance work to our shared services center.  Lastly, our retirement programs have been restructured, which we believe will result in reduced volatility of retirement related expenses and a reduction in total retirement related expenses in the long-term.

Our product cost reduction initiative has been active in reducing SKUs in our inventory.  We also increased participation in our centralized purchasing initiative.  We are piloting product offerings in our category management initiative which utilize customer insights to make changes to product pricing and product assortment.

       Expenses related to the Business Transformation Project were $81.4 million in the second quarter of fiscal 2013 or $0.09 per share and $36.4 million in the second quarter fiscal 2012 or $0.04 per share.  Expenses related to the Business Transformation Project were $159.0 million in the first 26 weeks of fiscal 2013 or $0.17 per share and $73.4 million in the first 26 weeks fiscal 2012 or $0.08 per share.  This increase for both periods was largely attributable to deployment costs and software amortization, which began in August 2012.  Software amortization totaled $19.1 million and $31.8 million for the second quarter of fiscal 2013 and the first 26 weeks of fiscal 2013, respectively.  In fiscal 2012, we were still building and testing our software and therefore had a greater amount of capitalized costs.  We anticipate that project expenses for fiscal 2013 will be greater than in fiscal 2012 as a result of software amortization, the ramp up of our shared services center, continuing costs for deployment of the software platform and information technology support costs.  Some of these increased costs will be partially offset by benefits obtained from the project, primarily in reduced headcount; however, the costs will exceed the benefits in fiscal 2013.

 Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2	82.0	82.1	81.8
Gross margin	17.8	18.0	17.9	18.2
Operating expenses	14.2	13.8	14.0	13.7
Operating income	3.6	4.2	3.9	4.5
Interest expense	0.3	0.3	0.3	0.3
Other expense (income), net	(0.0)	(0.0)	(0.0)	(0.0)
Earnings before income taxes	3.3	3.9	3.6	4.2
Income taxes	1.2	1.5	1.3	1.5
Net earnings	2.1%	2.4%	2.3%	2.7%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period	26-Week Period

Sales	5.4%	5.1%
Cost of sales	5.7	5.4
Gross margin	3.9	3.4
Operating expenses	8.2	7.1
Operating income	(10.4)	(8.0)
Interest expense	13.8	9.2
Other expense (income), net	(49.5) (1)	31.3 (2)
Earnings before income taxes	(12.4)	(9.0)
Income taxes	(14.0)	(10.5)
Net earnings	(11.5)%	(8.1)%

Basic earnings per share	(11.6)%	(8.5)%
Diluted earnings per share	(11.6)	(8.5)

Average shares outstanding	0.2	(0.2)
Diluted shares outstanding	0.5	(0.0)

(1)	Other expense (income), net was income of $1.8 million in the second quarter of fiscal 2013 and $3.5 million in the second quarter of fiscal 2012.
(2)	Other expense (income), net was income of $4.2 million in the first 26 weeks of fiscal 2013 and $3.2 million in the first 26 weeks of fiscal 2012.

Sales

Sales were 5.4%  higher in the second quarter and 5.1% higher in the first 26 weeks of fiscal 2013 than in the comparable period of the prior year.    Sales for the second quarter and first 26 weeks of fiscal 2013 increased as a result of improving case volumes and product cost inflation and the resulting increase in selling prices.  Case volumes excluding acquisitions within the last 12 months improved approximately 1.8% in the second quarter and 2.4% in the first 26 weeks of fiscal 2013.  We have experienced greater sales growth in our large regional and national customers.  Our case volumes represent our results from our Broadline and SYGMA segments only.  Sales from acquisitions within the last 12 months favorably impacted sales by 1.1% for the second quarter and 0.8% for the first 26 weeks of fiscal 2013.  Our acquisition activity has been greater in fiscal 2013 as compared to fiscal 2012.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.5% during the second quarter and 2.3% during the first 26 weeks of fiscal 2013.  Case volumes including acquisitions within the last 12 months improved approximately 2.8%

in the second quarter and 3.0% in the first 26 weeks of fiscal 2013.  The exchange rates used to translate our foreign sales into United States dollars favorably impacted sales by 0.3% in the second quarter and did not have a material impact in the first 26 weeks of fiscal 2013 compared to the second quarter and first 26 weeks of fiscal 2012, respectively.

 Operating Income

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight.  Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities. Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.

The following tables set forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 29, 2012	13-Week Period Ended Dec. 31, 2011	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$1,917,566	$1,845,650	$71,916	3.9%
Operating expenses	1,534,915	1,418,652	116,263	8.2
Operating income	$382,651	$426,998	$(44,347)	(10.4)%

Gross profit	$1,917,566	$1,845,650	$71,916	3.9%
Adjusted operating expenses (Non-GAAP)	1,431,902	1,381,216	50,686	3.7
Adjusted operating income (Non-GAAP)	$485,664	$464,434	$21,230	4.6%

	26-Week Period Ended Dec. 29, 2012	26-Week Period Ended Dec. 31, 2011	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands)
Gross profit	$3,921,110	$3,793,250	$127,860	3.4%
Operating expenses	3,059,677	2,856,912	202,765	7.1
Operating income	$861,433	$936,338	$(74,905)	(8.0)%

Gross profit	$3,921,110	$3,793,250	$127,860	3.4%
Adjusted operating expenses (Non-GAAP)	2,872,517	2,776,329	96,188	3.5
Adjusted operating income (Non-GAAP)	$1,048,593	$1,016,921	$31,672	3.1%

The decrease in operating income for both periods was primarily driven by increased expenses and charges related to our Business Transformation Project.

Gross profit dollars increased in the second quarter and first 26 weeks of fiscal 2013 as compared to the second quarter and first 26 weeks of fiscal 2012 primarily due to increased sales.    Gross margin, which is gross profit as a percentage of sales, was 17.76% in the second quarter of fiscal 2013, a decline of 26 basis points from the gross margin of 18.02% in the second quarter of fiscal 2012.  Gross margin was 17.92% in the first 26 weeks of fiscal 2013, a decline of 29 basis points from the gross margin of 18.21% in the first 26 weeks of fiscal 2012.  This decline in gross margin was partially the result of increased growth from large regional and national customers.  Gross margin from these types of customers is generally lower than other types of customers.    Increased competition resulting from a slow-growth market also contributed to the decline in gross margins.

We estimate that Sysco’s product cost inflation was 2.5% during the second quarter and 2.3% during the first 26 weeks of fiscal 2013.  Based on our product sales mix for the second quarter and the first 26 weeks of fiscal 2013, we were most impacted by higher levels of inflation in the poultry and meat product categories.  Our gross margin trends are improving with these more modest inflation amounts which are beneficial to us and our customers.  In the summer months of 2012, certain agricultural areas of the United States experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase for a large portion of the products that we sell for a prolonged period.  While we cannot predict whether inflation will occur, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Operating expenses for the second quarter and first 26 weeks of fiscal 2013 increased 8.2%, or $116.3 million, and 7.1%, or $202.8 million, over the comparable prior year periods, respectively, primarily due to increased expenses and charges related to our Business Transformation Project, pay-related expenses, depreciation and amortization expense and fuel.  Adjusted operating expenses increased 3.7% or $50.7 million, in the second quarter of fiscal 2013 over the comparable prior year period. Adjusted operating expenses increased 3.5% or $96.2 million, in the first 26 weeks of fiscal 2013 over the comparable prior year period.  The increases in adjusted operating expenses in both periods were primarily due to increased pay-related expenses, depreciation and amortization expense and fuel.

Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $81.4 million in the second quarter of fiscal 2013 and $36.4 million in the second quarter of fiscal 2012, representing an increase of $45.0 million.   Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $159.0 million in the first 26 weeks of fiscal 2013 and $73.4 million in the first 26 weeks of fiscal 2012, representing an increase of $85.7 million.   The increase in the second quarter and the first 26 weeks of fiscal 2013 resulted in part from the initiation of software amortization as the system was placed into service in August 2012 in the amount of $19.1 million for the second quarter and $31.8 million for the first 26 weeks.  The remaining increase resulted primarily from deployment expenses.  Our project was not in the deployment stage during the first quarter of fiscal 2012; therefore, a greater portion of the costs were capitalized in the prior year.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project,  increased by $16.8 million in the second quarter and $46.6 million in the first 26 weeks of fiscal 2013 over the comparable prior year periods.  The increase was primarily due to increased delivery and warehouse compensation, partially attributable to case growth, and added costs from companies acquired in the last 12 months.   Delivery and warehouse compensation includes activity-based pay which is driven by case volumes.  Since these drivers are variable in nature, increased case volumes can increase delivery and warehouse compensation.  Labor shortages also impacted costs in some of the markets that we operate in due to labor demand from increased oil exploration.  These increases were partially offset by reduced sales and general and administrative pay-related expenses.  In addition to the increase in pay-related expenses, we also incurred $5.7 million and $11.7 million in severance charges in the second quarter and first 26 weeks of fiscal 2013.  The majority of these charges were tied to our business transformation initiatives which included a restructuring of our information technology department.

Depreciation and amortization expense, excluding amortization associated with our Business Transformation Project, increased by $8.8 million in the second quarter and $17.0 million in the first 26 weeks of fiscal 2013 over the comparable prior year periods.  The increase was primarily related to assets that were not placed in service in the second quarter and first 26 weeks of fiscal 2012 that were in service in the second quarter and first 26 weeks of fiscal 2013, primarily from new facilities, property from new acquisitions and expansions.

Fuel costs increased by  $7.0 million in the second quarter and $14.6 million in the first 26 weeks of fiscal 2013 over the comparable prior year periods primarily due to increased contracted diesel prices and increased gallon usage.  Our costs per gallon increased 8.0% in the second quarter and 7.2% in the first 26 weeks of fiscal 2013 over the second quarter and first 26 weeks of fiscal 2012.   Our activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.  We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.

Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods.  In the second quarter and first 26 weeks of fiscal 2013, the forward purchase commitments resulted in an estimated $3.7 million and $9.2 million, respectively, of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.   In the second quarter and first 26 weeks of fiscal 2012, the forward purchase commitments resulted in an estimated $5.9 million and $13.6 million, respectively, of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.

As of December 29, 2012,  we had forward diesel fuel commitments totaling approximately $110 million through November 2013.  These contracts will lock in the price of approximately 35% to 45% of our fuel purchase needs for the remainder of the fiscal year at prices lower than the current market price for diesel.  Assuming that fuel prices do not rise significantly over recent levels during fiscal 2013, fuel costs, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $10 to $20 million as compared to fiscal 2012.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2013 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

At the end of fiscal 2012, Sysco decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all United States-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees are eligible for additional contributions under an enhanced, defined contribution plan and additional expense will commence for this plan at that time.  Absent the Retirement Plan freeze discussed above, net company-sponsored pension costs would have increased $106.9 million in fiscal 2013, or $26.7 million per quarter.   In November 2012, we approved a plan to restructure our executive nonqualified retirement program including the SERP and our executive deferred compensation plan.  A non-qualified defined contribution plan was established as of January 1, 2013 as a replacement plan and benefits will be frozen under the SERP by the end of fiscal 2013.  We believe this restructuring more closely aligns our executive plans with our non-executive plans.   As a result of this restructuring, we incurred $12 million in charges in the second quarter of fiscal 2013 primarily from the write-off of prior service costs from the SERP that would have been recognized over a longer period of time absent the plan to freeze benefits.  Over the long-term, we believe the changes to all of these retirement programs will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses.  Together, our net company-sponsored pension costs increased $1.2 million in the second quarter of fiscal 2013 and decreased  $5.5 million in the first 26 weeks of fiscal 2013 over the comparable prior year periods.

We expect to incur an additional $12 million in charges in the second half of fiscal 2013 resulting from increased costs that resulted from vesting participant benefits in the SERP concurrent with the plan to freeze benefits and from accelerated vesting of the company match of previously deferred compensation within our frozen executive deferred compensation plan.  Net company-sponsored pension costs are expected to decrease by $15.3 million in the last 26 weeks of fiscal 2013 as compared to the comparable prior year period.  Our expenses related to our defined contribution plans and other retirement-program expenses are expected to increase $55 million to $65 million.  We believe all of the retirement program changes, which includes the $24.1 million in restructuring costs, will cause retirement-related expenses to increase $35 million to $45 million on a net basis in fiscal 2013 as compared to fiscal 2012.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In the second quarters of fiscal 2013 and fiscal 2012, we recorded provisions of $2.5 million and zero, respectively, related to multiemployer pension plan withdrawals.  In the first 26 weeks of fiscal 2013 and fiscal 2012, we recorded provisions of $2.5 million and $4.5 million, respectively, related to multiemployer pension plan withdrawals.  In January 2013, the union members of one of the company’s subsidiaries approved a collective bargaining agreement that included an agreement to withdraw from the union’s multiemployer pension plan and allows the represented employees to become participants in Sysco’s company-sponsored pension plan.  This action triggered a withdrawal from the multiemployer pension plan.  As a result, during the third quarter of fiscal 2013, we will record a withdrawal liability provision of approximately $40.7 million related to this plan.

Net Earnings

Net earnings decreased 11.5% in the second quarter and 8.1% in the first 26 weeks of fiscal 2013 from the comparable periods of the prior year due primarily to the changes in operating income discussed above.    Adjusted  net earnings increased 4.7% and 3.8% during the same periods primarily from increased gross profits partially offset by increases in adjusted operating expenses in both periods that were primarily due to increased pay-related expenses, depreciation and amortization expense and fuel.

The effective tax rate of 37.14% for the second quarter of fiscal 2013 was favorably impacted by the recording of $1.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  This favorable impact was nearly offset by the recording of $1.6 million in net tax expense related to various federal and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the second quarter of fiscal 2012 was 37.81%.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rate.

The effective tax rate of 36.71% for the first 26 weeks of fiscal 2013 was favorably impacted by the recording of $2.5 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and the recording of $2.1 million in net tax benefit related to various federal, foreign and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the first 26 weeks of fiscal 2012 was 37.31%.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share in the second quarter of fiscal 2013 were $0.38,  an 11.6% decrease from the comparable prior year period amount of $0.43 per share.  This decrease was primarily the result of the factors discussed above.  Adjusted diluted earnings per share were $0.49 in the second quarter of fiscal 2013 and $0.47 in the second quarter of fiscal 2012, or an increase of 4.3% due to the increase in adjusted net earnings discussed above.   We believe the negative impact from Hurricane Sandy was $0.01 per share for the second quarter of fiscal 2013.

Basic and diluted earnings per share in the first 26 weeks of fiscal 2013 were $0.86,  an 8.5% decrease from the comparable prior year period amount of $0.94 per share.  This decrease was primarily the result of the factors discussed above.  Adjusted diluted earnings per share were $1.06 in the first 26 weeks of fiscal 2013 and $1.02 in the first 26 weeks of fiscal 2012, or an increase of 3.9% due to the increase in adjusted net earnings discussed above.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from charges from the executive retirement plans restructuring, multiemployer pension plans (MEPP), severance, facility closures and our multi-year Business Transformation Project (BTP).  Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of the executive retirement plans restructuring costs, multiemployer pension plan charges, severance charges, facility closure charges and Business Transformation Project costs provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes.  These financial measures should not be used as a substitute in assessing the company’s results of operations for periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  As a result, in the table below, each period presented is adjusted to remove executive retirement plans restructuring costs, multiemployer pension plan charges, severance charges, facility closure charges and Business Transformation Project costs.

Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Dec. 29, 2012	13-Week Period Ended Dec. 31, 2011	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,534,915	$1,418,652	$116,263	8.2%
Impact of Restructuring Executive Retirement Plans	(12,163)	-	(12,163)
Impact of MEPP charge	(2,457)	-	(2,457)
Impact of Severance charge	(5,669)	(1,080)	(4,589)	424.9
Impact of Facility Closure charge	(1,362)	-	(1,362)
Impact of BTP costs	(81,362)	(36,356)	(45,006)	123.8
Adjusted operating expenses (Non-GAAP)	$1,431,902	$1,381,216	$50,686	3.7%

Operating Income (GAAP)	$382,651	$426,998	$(44,347)	(10.4)%
Impact of Restructuring Executive Retirement Plans	12,163	-	12,163
Impact of MEPP charge	2,457	-	2,457
Impact of Severance charge	5,669	1,080	4,589	424.9
Impact of Facility Closure charge	1,362	-	1,362
Impact of BTP costs	81,362	36,356	45,006	123.8
Adjusted operating income (Non-GAAP)	$485,664	$464,434	$21,230	4.6%

Net earnings (GAAP)	$221,369	$250,113	$(28,744)	(11.5)%
Impact of Restructuring Executive Retirement Plans (net of tax) (1)	7,646	-	7,646
Impact of MEPP charge (net of tax) (1)	1,544	-	1,544
Impact of Severance charge (net of tax) (1)	3,564	672	2,892	430.4
Impact of Facility Closure charge (net of tax) (1)	856	-	856
Impact of BTP costs (net of tax) (1)	51,144	22,610	28,534	126.2
Adjusted net earnings (Non-GAAP)	$286,123	$273,395	$12,728	4.7%

Diluted earnings per share (GAAP)	$0.38	$0.43	$(0.05)	(11.6)%
Impact of Restructuring Executive Retirement Plans	0.01	-	0.01
Impact of MEPP and Facility charges	-	-	-
Impact of Severance charges	0.01	-	0.01
Impact of BTP costs	0.09	0.04	0.05	125.0
Adjusted diluted earnings per share (Non-GAAP)	$0.49	$0.47	$0.02	4.3%

Diluted shares outstanding	589,751,933	587,034,204

(1)

The aggregate tax impact of adjustments for the executive retirement plans restructuring, multiemployer pension plan charges, severance charges, facility closure charges and Business Transformation Project costs was $38.3 million and $14.2 million for the second quarter of fiscal 2013 and fiscal 2012, respectively. Amounts are calculated by multiplying the operating income impact of each item by each quarter's effective tax rate.

	26-Week Period Ended Dec. 29, 2012	26-Week Period Ended Dec. 31, 2011	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$3,059,677	$2,856,912	$202,765	7.1%
Impact of Restructuring Executive Retirement Plans	(12,163)	-	(12,163)
Impact of MEPP charge	(2,457)	(4,500)	2,043	(45.4)
Impact of Severance charge	(11,746)	(2,722)	(9,024)	331.5
Impact of Facility Closure charge	(1,750)	-	(1,750)
Impact of BTP costs	(159,044)	(73,361)	(85,683)	116.8
Adjusted operating expenses (Non-GAAP)	$2,872,517	$2,776,329	$96,188	3.5%

Operating Income (GAAP)	$861,433	$936,338	$(74,905)	(8.0)%
Impact of Restructuring Executive Retirement Plans	12,163	-	12,163
Impact of MEPP charge	2,457	4,500	(2,043)	(45.4)
Impact of Severance charge	11,746	2,722	9,024	331.5
Impact of Facility Closure charge	1,750	-	1,750
Impact of BTP costs	159,044	73,361	85,683	116.8
Adjusted operating income (Non-GAAP)	$1,048,593	$1,016,921	$31,672	3.1%

Net earnings (GAAP)	$507,967	$552,766	$(44,799)	(8.1)%
Impact of Restructuring Executive Retirement Plans (net of tax) (1)	7,698	-	7,698
Impact of MEPP charge (net of tax) (1)	1,555	2,821	(1,266)	(44.9)
Impact of Severance charge (net of tax) (1)	7,434	1,706	5,728	335.8
Impact of Facility Closure charge (net of tax) (1)	1,108	-	1,108
Impact of BTP costs (net of tax) (1)	100,659	45,990	54,669	118.9
Adjusted net earnings (Non-GAAP)	$626,421	$603,283	$23,138	3.8%

Diluted earnings per share (GAAP)	$0.86	$0.94	$(0.08)	(8.5)%
Impact of Restructuring Executive Retirement Plans	0.01	-	0.01
Impact of MEPP and Facility charges	0.01	-	0.01
Impact of Severance charges	0.01	-	0.01
Impact of BTP costs	0.17	0.08	0.09	112.5
Adjusted diluted earnings per share (Non-GAAP)	$1.06	$1.02	$0.04	3.9%

Diluted shares outstanding	590,130,537	590,241,651

(1)

The aggregate tax impact of adjustments for the executive retirement plans restructuring, multiemployer pension plan charges, severance charges, facility closure charges and Business Transformation Project costs was $68.7 million and $30.1 million for the first 26 weeks of fiscal 2013 and fiscal 2012, respectively.    Amounts are calculated by multiplying the operating income impact of each item by each 26-week period's effective tax rate.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 13,  “Business Segment Information”:

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period		26-Week Period
	Dec. 29, 2012	Dec. 31, 2011	Dec. 29, 2012	Dec. 31, 2011
Broadline	6.6%	6.8%	6.9%	7.0%
SYGMA	1.0	0.9	0.9	1.0
Other	3.1	3.6	3.2	3.9

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 13,  “Business Segment Information”:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	5.5%	2.7%	5.0%	2.9%
SYGMA	0.6	1.1	1.6	(11.9)
Other	18.0	1.1	15.1	(4.3)

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses of $231.5 million and $430.0 million in the second quarter and first 26 weeks of fiscal 2013, as compared to $171.4 million and $326.4 million in the second quarter and first 26 weeks of fiscal 2012,  that is not charged to our segments.  This information should be read in conjunction with Note 13, “Business Segment Information”:

	Components of Segment Results
	13-Week Period Ended
	Dec. 29, 2012		Dec. 31, 2011
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.3%	94.5%	81.2%	94.4%
SYGMA	13.1	2.2	13.7	2.2
Other	6.1	3.3	5.5	3.4
Intersegment sales	(0.5)	-	(0.4)	-
Total	100.0%	100.0%	100.0%	100.0%

	Components of Segment Results
	26-Week Period Ended
	Dec. 29, 2012		Dec. 31, 2011
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.5%	94.7%	81.5%	94.2%
SYGMA	12.9	2.0	13.4	2.3
Other	6.0	3.3	5.5	3.5
Intersegment sales	(0.5)	-	(0.4)	-
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s United States, Canadian and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers and also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first 26 weeks of fiscal 2013, the Broadline operating results represented approximately 81.5% of Sysco’s overall sales and 94.7% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses.

Sales

Sales were 5.5% greater in the second quarter and 5.0%  greater in the first 26 weeks of fiscal 2013 than the comparable prior year periods.  Sales for the second quarter and first 26 weeks of fiscal 2013 increased as a result of improving case volumes and product cost inflation and the resulting increase in selling prices.  We have experienced greater sales growth in our large regional and national customers.  Sales from acquisitions within the last 12 months contributed 0.5% and 0.7% to the overall sales comparison for the second quarter and the first 26 weeks of fiscal 2013, respectively.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.7% and 2.5%  in the second quarter and first 26 weeks of fiscal 2013, respectively.  The exchange rates used to translate our foreign sales into United States dollars positively impacted sales by 0.4% in the second quarter and did not have a material impact in the first 26 weeks of fiscal 2013 compared to the second quarter and first 26 weeks of fiscal 2012, respectively.

Operating Income

Operating income  increased by 2.7% in the second quarter and 2.9% in the first 26 weeks of fiscal 2013 over the comparable prior year periods.  This increase was driven by gross profit dollars increasing more than operating expenses.

Gross profit dollars increased in the  second quarter and first 26 weeks of fiscal 2013 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales.  This decline in gross margin was partially the result of increased growth from large regional and national customers.  Gross margin from these types of customers is generally lower than other types of customers.    Increased competition resulting from a slow-growth market also contributed to the decline in gross margins.  Our Broadline segment experienced product cost inflation in the second quarter and first 26 weeks of fiscal 2013.  Based on our product sales mix during this period, we were most impacted by higher levels of inflation in the poultry and meat product categories.  Our gross margin trends are improving with these more modest inflation amounts which are beneficial to us and our customers.  In the summer months of 2012, certain agricultural areas of the United States have experienced severe drought.  The impact of this drought is uncertain and could result in volatile input costs.  Input costs could increase for a large portion of the products that we sell for a prolonged period.  While we cannot predict whether inflation will occur, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Operating expenses for the Broadline segment increased in fiscal 2013 as compared to fiscal 2012.  The expense increases in fiscal 2013 were driven largely by an increase in pay-related expenses, fuel costs and severance costs, partially offset by a favorable comparison in the provisions for losses on receivables in each period.  The increase was primarily due to increased delivery and warehouse compensation, partially attributable to case growth, and added costs from companies acquired in the last 12 months.   Delivery and warehouse compensation includes activity-based pay which is driven by case volumes.  Since these drivers are variable in nature, increased case volumes can increase delivery and warehouse compensation.  Labor shortages also impacted costs in some of the markets that we operate in due to labor demand from increased oil exploration.  These increases were partially offset by reduced sales and general and administrative pay-related expenses.  Fuel costs were $5.7 million and $11.7 million higher in the second quarter and in the first 26 weeks of fiscal 2013 than in the comparable prior year period.  Assuming that fuel prices do not rise significantly over recent levels during fiscal 2013, fuel costs exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $5 million to $15 million as compared to fiscal 2012.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2013 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In the second quarters of fiscal 2013 and fiscal 2012, we recorded provisions of $2.5 million and zero, respectively, related to multiemployer pension plan withdrawals.  In the first 26 weerks of fiscal 2013 and fiscal 2012, we recorded provisions of $2.5 million and $4.5 million, respectively, related to multiemployer pension plan withdrawals.  In January 2013, the union members of one of the company’s subsidiaries approved a collective bargaining agreement that included an agreement to withdraw from the union’s multiemployer pension plan and allows the represented employees to become participants in Sysco’s company-sponsored pension plan.  This action triggered a withdrawal from the multiemployer pension plan.  As a result, during the third quarter of fiscal 2013, we will record a withdrawal liability provision of approximately $40.7 million related to this plan.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 0.6% greater in the second quarter and 1.6% greater in the first 26 weeks of fiscal 2013 than the comparable prior year periods.   The increase in sales was primarily due to product cost inflation and the resulting increase in selling prices partially offset by case volume declines from low levels of growth from existing customers and lost customers.

Operating Income

Operating income increased by 1.1% in the second quarter and decreased 11.9% in the first 26 weeks of fiscal 2013 over the comparable prior year periods.    Gross profit dollars increased 0.2% while operating expenses were flat in the second quarter of fiscal 2013 over the comparable prior year period.  Gross profit dollars decreased 0.4% while operating expenses increased 1.3% in the first 26 weeks of fiscal 2013 over the comparable prior year period.  Operating expenses increased in the first 26 weeks of fiscal 2013 largely due to increased delivery costs including pay-related expenses.  Fuel costs in the second quarter and first 26 weeks of fiscal 2013 were $0.6 million and $1.6 million greater than the comparable prior year periods.

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

Operating income increased 1.1% for the second quarter  and decreased 4.3% for the first 26 weeks of fiscal 2013 from the comparable prior year periods. The increase in operating income for the second quarter of fiscal 2013 was caused by earnings from our specialty import business that was acquired in the third quarter of fiscal 2012.  All businesses in this segment experienced increased operating income with the exception of our specialty produce companies which incurred facility closing costs.   The decrease in operating income for the first 26 weeks of fiscal 2013 was caused partially due to increased operating expenses within our specialty produce and lodging industry products segments.    A portion of the increase in the specialty produce segment’s operating expenses resulted from facility closing costs of $1.4 million and $1.8 million for the second quarter of fiscal 2013 and the first 26 weeks of fiscal 2013, respectively.

 Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 26 weeks of fiscal 2013 to the first 26 weeks of fiscal 2012:

•	Cash flows from operations were $386.8 million this year compared to $538.5 million last year.
•	Capital expenditures totaled $261.6 million this year compared to $433.9 million last year.
•	Free cash flow was $125.2 million this year compared to $104.7 million last year (See Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash flows for acquisition of businesses were $194.2 million this year compared to $36.8 million last year.
•	Net bank borrowings were $48.1 million this year compared to $195.5 million last year.
•	Treasury stock purchases were $143.5 million this year compared to $272.3 million last year.
•	Dividends paid were $315.9 million this year compared to $307.1 million last year.

Sources and Uses of Cash

Sysco’s strategic objectives include continuous investment in our business; these investments are funded by a combination of cash from operations and access to capital from financial markets. Our operations historically have produced significant cash flow. Cash generated from operations is generally allocated to:

•	working capital requirements;
•	investments in facilities, systems, fleet, other equipment and technology;
•	Return of capital to shareholders, including cash dividends and share repurchases;
•	acquisitions compatible with our overall growth strategy;
•	contributions to our various retirement plans; and
•	debt repayments.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position; however, our liquidity and capital resources can be influenced by economic trends and conditions.  Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and our cash flows from operations.  Product cost inflation and competitive pressures have lowered our gross profit and cash flows from operations as we were unable to pass through all of the increased product costs with the same gross margin to our customers.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.     As of December 29, 2012, we had $320.8 million in cash and cash equivalents, approximately 35% of which was held by our international subsidiaries generated from earnings of our international operations.  If these earnings were transferred among countries or repatriated to the United States, such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

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

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.  We believe our cash flows from operations will improve in fiscal 2013 and beyond as compared to fiscal 2012 due to benefits from our Business Transformation Project and initiatives to improve our working capital management.

Cash Flows

Operating Activities

We generated $386.8 million in cash flow from operations in the first 26 weeks of fiscal 2013, as compared to $538.5 million in the first 26 weeks of fiscal 2012.  This decrease of $151.7 million was largely attributable to changes in working capital, the redemption of some of our corporate-owned life insurance (COLI) policies in the first 26 weeks of fiscal 2012 and a reduction in net earnings.  These decreases were partially offset by an increase in non-cash depreciation and amortization expense. These items are more fully described below.  In the first 26 weeks of fiscal 2012, we paid $106 million in settlement payments to the Internal Revenue Service (IRS).  We completed these settlement payments in fiscal 2012 and therefore this year’s cash flow from operations is expected to show improvements as compared to fiscal 2012.  These improvements have not been realized yet in our cash flow from operations as other increased tax payments and various other items have largely offset this decline in settlement payments.  We expect an improvement in cash flow from operations in fiscal 2013 compared to fiscal 2012 as a result the completion of IRS settlement payments in fiscal 2012 that are not recurring in fiscal 2013.

Changes in working capital, including accounts receivable, inventory and accounts payable, had a negative impact of $81.1 million on the comparison of cash flow from operations from the first 26 weeks of fiscal 2013 to the first 26 weeks of fiscal 2012.  Both periods were affected by increases in accounts receivable and inventory.  Due to normal seasonal patterns, sales were slower during the last month of the second quarter as compared to the last month of the fiscal year, and sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first 26 week period as compared to the end of each prior fiscal year.  Payment terms for these types of customers are traditionally longer than average.  Historically, we have experienced elevated inventory levels during the holiday period that occurs at the end of the second quarter.  Sales in the last weeks of the quarter are at lower volumes due to the holiday period, causing an increase in inventory levels.  In addition, purchasing levels are typically increased at the end of the quarter in anticipation of increased sales volumes from the re-opening of schools after the holiday period. The impact of the slower sales in the last month of the quarter and the deterioration in both accounts receivable and inventory turnover from the end of the prior fiscal year was more pronounced in the first 26 weeks of fiscal 2013 than the first 26 weeks of fiscal 2012.  The change in accounts payable in both periods was affected by the factors discussed above, including the slower sales in the last month of the quarter and the increase in inventory levels.  However, the year-over-year impact of the change in accounts payable is favorable to cash flow from operations due to working capital improvements in accounts payable.

The comparison of cash flow from operations from the first 26 weeks of fiscal 2013 to the first 26 weeks of fiscal 2012 was negatively impacted by an unfavorable change of $69.5 million in other assets.  This unfavorable change resulted from an increase in cash in the prior year from the redemption of approximately $75 million of our COLI policies.  These COLI policies were maintained to meet a portion of our obligations under the SERP and were replaced by less volatile corporate-owned real estate assets as part of our plan to reduce the market-driven COLI impact on our earnings.  There was no similar redemption in the first 26 weeks of fiscal 2013.

The increase in non-cash depreciation and amortization expense of $48.9 million was primarily related to assets that were not in service in the first 26 weeks of fiscal 2012 that were in service in the first 26 weeks of fiscal 2013.  These assets include our software related to our Business Transformation Project, which was placed into service in August 2012, as well as various new facilities and expansions.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2013 primarily include facility replacements and expansions, fleet replacements and warehouse equipment.

Capital expenditures in the first 26 weeks of fiscal 2013 decreased by $172.3 million primarily due to less investment in technology in fiscal 2013 related to our Business Transformation Project due to the initiation of the project’s deployment phase in August 2012.  Capital expenditures in the first 26 weeks of fiscal 2013 and 2012 for our Business Transformation Project were $10.4 million and $78.6 million, respectively.

During the first 26 weeks of fiscal 2013, in the aggregate, we paid cash of $194.2 million for acquisitions made during fiscal 2013.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment.   Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash including dividend payments, share repurchases and acquisitions.   We do not mean to

imply that free cash flow is necessarily available for discretionary expenditures, however, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of reduced capital spending, free cash flow for the first 26 weeks of fiscal 2013 increased 19.6%, or $20.6 million, to $125.2 million as compared to the first 26 weeks of fiscal 2012.  We expect an improvement in free cash flow in fiscal 2013 compared to fiscal 2012 as a result of lower capital spending and the completion of IRS settlement payments in fiscal 2012 that are not recurring in fiscal 2013.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	26-Week Period Ended Dec. 29, 2012	26-Week Period Ended Dec. 31, 2011	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$386,785	$538,515	$(151,730)	(28.2)%
Additions to plant and equipment	(261,576)	(433,858)	172,282	(39.7)
Free Cash Flow (Non-GAAP)	$125,209	$104,657	$20,552	19.6%

Financing Activities

 Equity Transactions

Shares repurchased during the first 26 weeks of fiscal 2013 were 4,675,200 shares at a cost of $143.5 million, as compared to 10,000,000 shares at a cost of $272.3 million in the first 26 weeks of fiscal 2012.  No additional shares were repurchased through January 26, 2013, resulting in a remaining authorization by our Board of Directors to repurchase up to 18,711,400 shares, based on the trades made through that date.  Our current share repurchase strategy is to purchase enough shares to keep our diluted average shares outstanding relatively constant.  To achieve this goal, we believe share purchase activity will continue during the remainder of fiscal 2013.

Dividends paid in the first 26 weeks of fiscal 2013 were $315.9 million, or $0.54 per share, as compared to $307.1 million, or $0.52 per share, in the first 26 weeks of fiscal 2012.  In November 2012, we declared our regular quarterly dividend for the third quarter of fiscal 2013 of $0.28 per share, which was paid in January 2013.

 Debt Activity and Borrowing Availability

We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which $3.1 million was outstanding as of December 29, 2012.  There were no borrowings outstanding as of January 26,  2013.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s United States and Canadian commercial paper programs.  The facility provides for borrowings in both United States and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The original facility in the amount of $1.0 billion expires on December 29, 2016.  In December 2012, a portion of the facility was extended for an additional year.  This extended facility, which expires on December 29, 2017, is for $925.0 million of the original $1.0 billion facility, but is subject to further extension.  As of December 29, 2012, commercial paper issuances outstanding were $45.0 million. As of January 26, 2013, there were no commercial paper issuances outstanding.

During the 26 week period ended December 29, 2012, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $203.0 million.  During the first 26 weeks of fiscal 2013 and 2012, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.23% and 0.25%, respectively.

In September 2012, the company’s Irish subsidiary, Pallas Foods, entered into a €75.0 million (Euro) multicurrency revolving credit facility, which will be utilized for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 25, 2013, but is subject to extension.  Outstanding borrowings under this facility were €30.0 million (Euro) as of December 29, 2012.   There were €30.0  million (Euro) of borrowings outstanding as of January 26,  2013.

Included in current maturities of long-term debt as December 29, 2012 are the 4.2% senior notes totaling $250.0 million, which mature in February 2013.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, senior notes or a combination thereof.

Other Considerations - Multiemployer Pension Plans

As discussed in Note 7,  “Multiemployer Employee Benefit Plans,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could be as much as $115.0 million as of December 29, 2012.   In January 2013, the union members of one of our subsidiaries approved a collective bargaining agreement that included an agreement to withdraw from the union’s multiemployer pension plan and allows the represented employees to become participants in Sysco’s company-sponsored pension plan.  This action triggered a withdrawal from the multiemployer pension plan.  As a result of this withdrawal, we estimate that our share of withdrawal liability for the remaining plans for which it is reasonably possible for a withdrawal event to occur could have been as much as $80.0 million as of January 26, 2013.  These estimates exclude plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

As of December 29, 2012 and January 26, 2013, Sysco had approximately $14.0 million and $54.7 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.  We believe some or a portion of these liabilities could be paid in the fourth quarter of fiscal 2013.

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

The following table sets forth, as of December 29, 2012, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In thousands)
Unrecorded Contractual Obligations:
Purchase obligations (1)	$2,958,202	$2,174,133	$630,076	$153,958	$35

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings;
•	the impact of general economic conditions and fiscal issues, such as higher taxes, the national debt, and high unemployment rates, on consumer confidence and our business;
•	sales and expense trends including expectations regarding pay-related expenses, pension costs and defined contribution plan expenses;
•	charges to be incurred in the second half of fiscal 2013 due to the restructuring of the executive nonqualified retirement program;
•	Sysco’s belief that its changes to its retirement programs, over the long-term, will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses;
•	expectations regarding fuel costs;
•	expectations regarding operating income and sales for our business segments;
•

anticipated multiemployer pension-related liabilities, charges to be incurred in the third quarter of fiscal 2013, the timing of expected withdrawal payments and contributions to various multiemployer pension plans, and the source of funds for any such contributions;

•	Sysco’s belief regarding multiemployer pension-related liabilities that could be paid in the fourth quarter of fiscal 2013;
•	expected implementation, timing, costs and benefits of our Business Transformation Project, including the total expected annualized benefits from our Business Transformation Project by fiscal 2015;
•	Sysco’s belief that expenses related to Business Transformation Project will increase in fiscal 2013 as compared to fiscal 2012;
•	Sysco’s belief that in fiscal 2013 it can obtain 25% of the total expected annualized benefits from the Business Transformation Project;
•	estimated expenses and capital expenditures related to our Business Transformation Project;
•	the sufficiency of our mechanisms for managing working capital, product cost inflation and competitive pressures;
•	Sysco’s anticipation that it will not need to relocate certain cash held by international subsidiaries;
•	expected share repurchase activity during the remainder of fiscal 2013;
•	the impact on cash flows and free cash flow of the completion of IRS settlement payments;
•	our intentions regarding the funding of the repayment of notes at maturity;
•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;
•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;
•	Sysco’s belief that its cash flows from operations and free cash flow will improve in fiscal 2013 and beyond;
•	expected costs for a third party service provider to provide information technology managed services;
•	the impact of ongoing legal proceedings; and
•	our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value by expanding beyond our core business.

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

Interest Rate Risk

At December 29, 2012,  we had $45.0 million of commercial paper issuances outstanding.  Total debt as of December 29, 2012 was $3.1 billion, of which approximately 83% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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

As of December 29, 2012, the fiscal 2013 swap was recognized as an asset within the consolidated balance sheet at fair value within prepaid expenses and other current assets of $0.5 million.  The fixed interest rate on the hedged debt is 4.2% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.    As of December 29, 2012, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $5.0 million.  The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During both the first 26 weeks of fiscal 2013 and fiscal 2012, fuel costs related to outbound deliveries represented approximately 0.7%  and 0.6% of sales, respectively.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of December 29, 2012, we had forward diesel fuel commitments totaling approximately $110.0 million through November 2013.  These contracts will lock in the price of approximately 35% to 45% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for the remainder of the fiscal year.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the second quarter of fiscal 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
September 30 – October 27	883	$31.58	-	23,311,400
Month #2
October 28 - November 24	2,024,468	30.04	2,024,468	21,286,932
Month #3
November 25 - December 29	2,634,604	31.30	2,575,532	18,711,400

Total	4,659,955	$30.75	4,600,000	18,711,400

(1)	The total number of shares purchased includes 883, zero and 59,072 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

Date: February 4, 2013

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: February 4, 2013

	By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and
Chief Accounting Officer

Date: February 4, 2013

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

Maturity Date Extension Agreement dated November 29, 2012 to Credit Agreement dated December 29, 2011 between Sysco Corporation, Sysco International, ULC, JP Morgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, and certain Lenders and Guarantors party thereto.

10.2#	—	Eleventh Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.3#	—	Seventh Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.4#	—	Sysco Corporation Management Savings Plan.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Report from Ernst & Young LLP dated February 4, 2013, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 filed with the SEC on  February 4, 2013, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of December 29, 2012, June 30, 2012 and December 31, 2011, (ii) Consolidated Results of Operations for the thirteen and twenty-six week periods ended December 29, 2012 and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the thirteen and twenty-six week periods ended December 29, 2012 and December 31, 2011, (iv) Consolidated Cash Flows for the twenty-six week periods ended December 29, 2012 and December 31, 2011, and (v) the Notes to Consolidated Financial Statements.

____________

# Filed herewith