Form 10-Q
period 2013-03-30
SYSCO CORP
filed 2013-05-07
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Yes ☐     No ☑

593,485,905 shares of common stock were outstanding as of April 27, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Mar. 30, 2013	Jun. 30, 2012	Mar. 31, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$331,520	$688,867	$350,464
Accounts and notes receivable, less allowances of $82,895, $42,919, and $82,762	3,396,850	2,966,624	3,094,175
Inventories	2,413,190	2,178,830	2,250,460
Deferred income taxes	132,480	134,503	144,131
Prepaid expenses and other current assets	68,575	80,713	85,712
Prepaid income taxes	32,967	35,271	-
Total current assets	6,375,582	6,084,808	5,924,942
Plant and equipment at cost, less depreciation	3,938,277	3,883,750	3,846,870
Other assets
Goodwill	1,802,433	1,665,611	1,659,818
Intangibles, less amortization	150,779	113,571	116,011
Restricted cash	145,270	127,228	140,287
Other assets	244,869	262,239	245,420
Total other assets	2,343,351	2,168,649	2,161,536
Total assets	$12,657,210	$12,137,207	$11,933,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$32,045	$-	$3,250
Accounts payable	2,464,215	2,209,469	2,285,744
Accrued expenses	951,852	909,144	870,674
Accrued income taxes	-	50,316	88,112
Current maturities of long-term debt	208,792	254,650	455,972
Total current liabilities	3,656,904	3,423,579	3,703,752
Other liabilities
Long-term debt	2,557,314	2,763,688	2,412,477
Deferred income taxes	116,960	115,166	245,496
Other long-term liabilities	1,173,671	1,149,734	693,608
Total other liabilities	3,847,945	4,028,588	3,351,581
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,029,443	939,179	923,189
Retained earnings	8,394,426	8,175,230	8,024,536
Accumulated other comprehensive loss	(620,720)	(662,866)	(286,623)
Treasury stock at cost, 171,925,048, 179,228,383 and 179,884,245 shares	(4,415,963)	(4,531,678)	(4,548,262)
Total shareholders' equity	5,152,361	4,685,040	4,878,015
Total liabilities and shareholders' equity	$12,657,210	$12,137,207	$11,933,348

Note: The June 30, 2012 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2013	Mar. 31, 2012	Mar. 30, 2013	Mar. 31, 2012

Sales	$10,926,371	$10,504,746	$32,810,177	$31,335,557
Cost of sales	9,016,052	8,633,130	26,978,748	25,670,691
Gross profit	1,910,319	1,871,616	5,831,429	5,664,866
Operating expenses	1,573,117	1,432,786	4,632,794	4,289,698
Operating income	337,202	438,830	1,198,635	1,375,168
Interest expense	34,215	28,290	97,325	86,088
Other expense (income), net	(3,410)	(2,248)	(7,640)	(5,470)
Earnings before income taxes	306,397	412,788	1,108,950	1,294,550
Income taxes	104,980	153,238	399,566	482,234
Net earnings	$201,417	$259,550	$709,384	$812,316

Net earnings:
Basic earnings per share	$0.34	$0.44	$1.21	$1.38
Diluted earnings per share	0.34	0.44	1.20	1.38

Average shares outstanding	589,149,731	585,823,393	588,222,833	588,004,593
Diluted shares outstanding	592,903,799	587,214,691	591,054,506	589,232,150

Dividends declared per common share	$0.28	$0.27	$0.83	$0.80

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2013	Mar. 31, 2012	Mar. 30, 2013	Mar. 31, 2012

Net earnings	$201,417	$259,550	$709,384	$812,316

Other comprehensive (loss) income:
Foreign currency translation adjustment	(27,886)	26,823	(497)	(57,021)
Items presented net of tax:
Amortization of cash flow hedges	96	107	289	321
Amortization of prior service cost	1,925	773	9,386	2,319
Amortization of actuarial loss (gain), net	10,832	9,215	33,776	27,646
Amortization of transition obligation	22	24	66	70
Prior service cost arising in current year	-	-	(24,828)	-
Actuarial (loss) gain, net arising in current year	-	-	23,954	-
Total other comprehensive (loss) income	(15,011)	36,942	42,146	(26,665)

Comprehensive income	$186,406	$296,492	$751,530	$785,651

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	39-Week Period Ended
	Mar. 30, 2013	Mar. 31, 2012
Cash flows from operating activities:
Net earnings	$709,384	$812,316
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	56,749	54,328
Depreciation and amortization	379,998	304,966
Deferred income taxes	(42,069)	(276,947)
Provision for losses on receivables	29,068	29,663
Other non-cash items	1,577	(1,267)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(408,186)	(225,668)
(Increase) in inventories	(206,244)	(167,964)
Decrease (increase) in prepaid expenses and other current assets	14,826	(10,380)
Increase in accounts payable	210,317	104,239
Increase in accrued expenses	484	4,117
(Decrease) increase in accrued income taxes	(54,139)	141,784
(Increase) decrease in other assets	(528)	67,843
Increase in other long-term liabilities	70,005	71,274
Excess tax benefits from share-based compensation arrangements	(1,834)	(15)
Net cash provided by operating activities	759,408	908,289

Cash flows from investing activities:
Additions to plant and equipment	(373,048)	(633,196)
Proceeds from sales of plant and equipment	12,115	5,852
Acquisition of businesses, net of cash acquired	(210,036)	(83,354)
(Increase) in restricted cash	(18,042)	(29,771)
Net cash used for investing activities	(589,011)	(740,469)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	-	211,267
Other debt borrowings	50,629	3,090
Other debt repayments	(277,339)	(6,424)
Debt issuance costs	-	(977)
Proceeds from common stock reissued from treasury for share-based compensation awards	497,688	82,545
Treasury stock purchases	(321,042)	(272,299)
Dividends paid	(482,030)	(464,809)
Excess tax benefits from share-based compensation arrangements	1,834	15
Net cash used for financing activities	(530,260)	(447,592)

Effect of exchange rates on cash	2,516	(9,529)

Net (decrease) in cash and cash equivalents	(357,347)	(289,301)
Cash and cash equivalents at beginning of period	688,867	639,765
Cash and cash equivalents at end of period	$331,520	$350,464

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$121,740	$109,618
Income taxes	501,499	617,640

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

Prior year amounts within the consolidated balance sheets and consolidated cash flows have been reclassified to conform to the current year presentation as it relates to the presentation of certain tax-related balances within these statements.  The impact of these reclassifications was immaterial to the prior year periods.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's fiscal 2012 Annual Report on Form 10-K.   Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

A review of the financial information herein has been made by Ernst & Young LLP, independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.  A report from Ernst & Young LLP concerning their review is included as Exhibit 15.1 to this Form 10-Q.

2.  CHANGES IN ACCOUNTING

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment.”  This update amends Accounting Standards Codification (ASC) 350, “Intangibles–Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  In addition, the update provided a revised list of factors that should be considered when evaluating whether a potential goodwill impairment may have occurred at an interim period.  The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption was permitted.  The adoption of this update in the first quarter of fiscal 2013 did not result in a material change to the company’s interim consideration of potential goodwill impairment.  Sysco does not believe this update will have an impact on its annual goodwill impairment testing in the fourth quarter of fiscal 2013.

3.  NEW ACCOUNTING STANDARDS

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  This update amends ASC 210, “Balance Sheet,” specifically the disclosure requirements created by ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities,” issued by the FASB in December 2011.  This update clarifies the scope of these disclosure requirements to be applicable only to derivatives and securities borrowing and lending transactions that are offset in accordance with GAAP or are subject to an enforceable master netting arrangement or similar agreement.  The disclosure requirements continue to be effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013, which will be fiscal 2014 for Sysco.  Based on the scope clarification of this update, Sysco does not believe it has any financial instruments requiring these disclosures but will continue to evaluate this assessment.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This update amends ASC 220, “Comprehensive Income” to require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net earnings if the amount is being reclassified in its entirety to net earnings.  For other amounts that are not being reclassified in their entirety to net earnings, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments in this update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is fiscal 2014 for Sysco.   Sysco is currently evaluating the impact this update will have on its disclosures.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of March 30, 2013, June 30, 2012 and March 31, 2012:

	Assets Measured at Fair Value as of Mar. 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$122,140	$138,639	$-	$260,779
Prepaid expenses and other current assets
Interest rate swap agreement	-	3,990	-	3,990
Restricted cash	145,270	-	-	145,270
Total assets at fair value	$267,410	$142,629	$-	$410,039

	Assets Measured at Fair Value as of Jun. 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$228,310	$248,714	$-	$477,024
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,475	-	2,475
Restricted cash	127,228	-	-	127,228
Other assets
Interest rate swap agreement	-	6,219	-	6,219
Total assets at fair value	$355,538	$257,408	$-	$612,946

	Assets Measured at Fair Value as of Mar. 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$-	$140,283	$-	$140,283
Prepaid expenses and other current assets
Interest rate swap agreement	-	3,440	-	3,440
Restricted cash	140,287	-	-	140,287
Other assets
Interest rate swap agreement	-	7,005	-	7,005
Total assets at fair value	$140,287	$150,728	$-	$291,015

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3,281.9 million, $3,539.3 million and $3,264.0 million as of March 30, 2013, June 30, 2012 and March 31, 2012, respectively. The carrying value of total debt was $2,798.2 million, $3,018.3 million and $2,871.7 million as of March 30, 2013, June 30, 2012 and March 31, 2012, respectively.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position. The company does not use derivative financial instruments for trading or speculative purposes.

In fiscal 2010, the company entered into two interest rate swap agreements that effectively converted $250.0 million of fixed rate debt maturing in fiscal 2013 and $200.0 million of fixed rate debt maturing in fiscal 2014 to floating rate debt.  These transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure.  These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.   The swap agreement related to the fiscal 2013 debt was settled upon maturity of the senior notes in February 2013, leaving one remaining outstanding swap agreement outstanding as of March 30, 2013.

The location and the fair value of derivative instruments in the consolidated balance sheet as of March 30, 2013, June 30, 2012 and March 31, 2012 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Fair value hedge relationships:
Interest rate swap agreements
Mar. 30, 2013	Prepaid expenses and other current assets	$3,990	N/A	N/A
Jun. 30, 2012	Prepaid expenses and other current assets	2,475	N/A	N/A
Jun. 30, 2012	Other assets	6,219	N/A	N/A
Mar. 31, 2012	Prepaid expenses and other current assets	3,440	N/A	N/A
Mar. 31, 2012	Other assets	7,005	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended March 30, 2013 and March 31, 2012 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		13-Week Period Ended
		Mar. 30, 2013	Mar. 31, 2012
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$832	$(2,163)

Cash Flow Hedge Relationships:
Interest rate contracts	Interest expense	156	174

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 39-week periods ended March 30, 2013 and March 31, 2012 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		39-Week Period Ended
		Mar. 30, 2013	Mar. 31, 2012
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(3,492)	$(5,993)

Cash Flow Hedge Relationships:
Interest rate contracts	Interest expense	469	522

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the 13-week periods and 39-week periods ended March 30, 2013 and March 31, 2012.  The interest rate swaps do not contain credit-risk-related contingent features.

6.  DEBT

As of March 30, 2013, Sysco had uncommitted bank lines of credit which provided for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s United States and Canadian commercial paper programs.  The facility provides for borrowings in both United States and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The original facility in the amount of $1,000.0 million expires on December 29, 2016.   In December 2012, a portion of the facility was extended for an additional year.  This extended facility, which expires on December 29, 2017, is for $925.0 million of the original $1,000.0 million facility, but is subject to further extension.   There were no commercial paper issuances outstanding as of March 30, 2013.

During the 39-week period ended March 30, 2013, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $330.0 million.

In September 2012, the company’s Irish subsidiary, Pallas Foods, entered into a €75.0 million (Euro) multicurrency revolving credit facility, which will be utilized for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 25, 2013, but is subject to extension.  Outstanding borrowings under this facility were €25.0 million (Euro) as of March 30, 2013, located within Notes payable on the consolidated balance sheet.

In February 2013, Sysco repaid the 4.2% senior notes totaling $250.0 million at maturity utilizing a combination of cash flow from operations and cash on hand.

7.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

The components of net company-sponsored benefit cost for the 13-week periods presented are as follows.  The caption “Pension Benefits” in the table below includes both the company-sponsored qualified pension plan (Retirement Plan) and the Supplemental Executive Retirement Plan (SERP).

	Pension Benefits		Other Postretirement Plans
	Mar. 30, 2013	Mar. 31, 2012	Mar. 30, 2013	Mar. 31, 2012
	(In thousands)
Service cost	$17,399	$27,055	$135	$114
Interest cost	36,805	36,878	154	158
Expected return on plan assets	(42,801)	(40,401)	-	-
Amortization of prior service cost	3,083	1,202	42	53
Amortization of actuarial loss (gain)	17,637	15,042	(51)	(82)
Amortization of transition obligation	-	-	35	39
Net periodic benefit cost	$32,123	$39,776	$315	$282

The components of net company-sponsored benefit cost for the 39-week periods are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 30, 2013	Mar. 31, 2012	Mar. 30, 2013	Mar. 31, 2012
	(In thousands)
Service cost	$52,768	$81,166	$406	$342
Interest cost	111,758	110,635	461	474
Expected return on plan assets	(128,402)	(121,204)	-	-
Amortization of prior service cost	6,817	3,604	126	161
Recognized net actuarial loss (gain)	54,987	45,125	(152)	(248)
Amortization of transition obligation	-	-	106	115
Curtailment loss	8,293	-	-	-
Net periodic benefit cost	$106,221	$119,326	$947	$844

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

Sysco’s contributions to its company-sponsored defined benefit plans were $17.5 million and $16.7 million during the 39-week periods ended March 30, 2013 and March 31, 2012, respectively.

8.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  Total withdrawal liability provisions recorded were $43.2 million in the first 39 weeks of fiscal 2013 and $5.2 million in the first 39 weeks of fiscal 2012.  As of March 30, 2013, June 30, 2012 and March 31, 2012, Sysco had approximately $54.8 million, $30.7 million and $47.7 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur in the applicable two year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much as $80.0  million as of March 30, 2013.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, which had a  valuation date of December 31, 2011. As the valuation date for all of these plans was December 31, 2011, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2013	Mar. 31, 2012	Mar. 30, 2013	Mar. 31, 2012
	(In thousands, except for share and per share data)

Numerator:
Net earnings	$201,417	$259,550	$709,384	$812,316

Denominator:
Weighted-average basic shares outstanding	589,149,731	585,823,393	588,222,833	588,004,593
Dilutive effect of share-based awards	3,754,068	1,391,298	2,831,673	1,227,557
Weighted-average diluted shares outstanding	592,903,799	587,214,691	591,054,506	589,232,150

Basic earnings per share:	$0.34	$0.44	$1.21	$1.38

Diluted earnings per share:	$0.34	$0.44	$1.20	$1.38

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 10,800,000 and 50,000,000 for the third quarter of fiscal 2013 and fiscal 2012, respectively.  The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 24,200,000 and 49,700,000 for the first 39 weeks of fiscal 2013 and 2012, respectively.

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

In the first 39 weeks of fiscal 2013, options to purchase 6,212,716 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 39 weeks of fiscal 2013 was $3.20.

In the first 39 weeks of fiscal 2013, 1,688,848 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 39 weeks of fiscal 2013 was $29.65.

In the first 39 weeks of fiscal 2013, restricted awards in the amount of 48,069 were granted to non-employee directors from the 2009 Non-Employee Directors Stock Plan. The non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date. The fair value of the restricted awards is based on the company’s stock price as of the date of grant. The weighted average grant-date fair value per share of restricted awards granted during the first 39 weeks of fiscal 2013 was $29.96.

Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis.  Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations.  In the first 39 weeks of fiscal 2013, 26,702 shares with a weighted average grant date fair value of $30.38 were issued for these elections in the form of fully vested common stock or deferred units.

Employees' Stock Purchase Plan

Plan participants purchased 1,144,675 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 39 weeks of fiscal 2013.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $4.63 during the first 39 weeks of fiscal 2013. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $56.7 million and $54.3 million for the first 39 weeks of fiscal 2013 and fiscal 2012, respectively.

As of March 30, 2013, there was $81.0 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.52 years.

11.  INCOME TAXES

Uncertain Tax Positions

As of March 30, 2013, the gross amount of unrecognized tax benefits was $98.4 million and the gross amount of liability for accrued interest related to unrecognized tax benefits was $44.3 million. In the third quarter of fiscal 2013, we reclassified a receivable that would arise upon the resolution of an unrecognized tax benefit from a net position in other long-term liabilities to a gross position in other assets on our consolidated balance sheet.  Prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation.  It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

 Effective Tax Rates

The effective tax rate of 34.26% for the third quarter of fiscal 2013 was favorably impacted by the recording of $4.6 million of domestic tax benefit related to a foreign tax payment and $4.5 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the third quarter of fiscal 2012 was 37.12%.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rate.

The effective tax rate of 36.03% for the first 39 weeks of fiscal 2013 was favorably impacted by the recording of $7.1 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and $4.6 million of domestic tax benefit related to a foreign tax payment.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

12.  ACQUISITIONS

During the first 39 weeks of fiscal 2013, in the aggregate, the company paid cash of $210.0 million for acquisitions made during fiscal 2013.  Acquisitions in the first 39 weeks of fiscal 2013 were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained or certain outstanding contingencies are resolved.  As of March 30, 2013, aggregate contingent consideration amounts outstanding relating to acquisitions were  $102.2 million, of which $36.4 million could result in the recording of additional goodwill when paid and $51.1 million was recorded as earnout liabilities as of March 30, 2013.

13.  COMMITMENTS AND CONTINGENCIES

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

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of March 30, 2013, outstanding forward diesel fuel purchase commitments totaled approximately $227.8 million at a fixed price through June 2014.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing.  A majority of these agreements expire within one year;  however, certain agreements have terms through fiscal 2018.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.  Minimum amounts committed to as of March 30, 2013 totaled approximately $1,346.9 million.

Sysco has committed with various third party service providers to provide information technology services. The services have been committed for periods up to fiscal 2016 and may be extended.  As of March 30, 2013, the total remaining cost of the services over that period is expected to be approximately $401.6 million. A portion of this amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources.  Certain agreements allow adjustments for inflation. Sysco may also cancel a portion or all of the services provided subject to termination fees which decrease over time. If Sysco were to terminate all of the services in fiscal 2013, the estimated termination fees incurred in fiscal 2013 would be approximately $35.9 million.

 14.  BUSINESS SEGMENT INFORMATION

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise.  The Broadline reportable segment is an aggregation of the company’s United States, Canadian and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce and lodging industry segments, a company that distributes specialty imported products and a company that distributes to international customers.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2013	Mar. 31, 2012	Mar. 30, 2013	Mar. 31, 2012
Sales:	(In thousands)
Broadline	$8,861,568	$8,513,483	$26,698,301	$25,493,000
SYGMA	1,425,975	1,445,214	4,258,545	4,233,238
Other	699,505	586,440	2,019,967	1,734,123
Intersegment sales	(60,677)	(40,391)	(166,636)	(124,804)
Total	$10,926,371	$10,504,746	$32,810,177	$31,335,557

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2013	Mar. 31, 2012	Mar. 30, 2013	Mar. 31, 2012
Operating income:	(In thousands)
Broadline	$517,842	$564,603	$1,740,935	$1,753,599
SYGMA	13,823	17,063	39,347	46,050
Other	28,691	19,999	71,519	64,737
Total segments	560,356	601,665	1,851,801	1,864,386
Corporate expenses	(223,154)	(162,835)	(653,166)	(489,218)
Total operating income	337,202	438,830	1,198,635	1,375,168
Interest expense	34,215	28,290	97,325	86,088
Other expense (income), net	(3,410)	(2,248)	(7,640)	(5,470)
Earnings before income taxes	$306,397	$412,788	$1,108,950	$1,294,550

	Mar. 30, 2013	Jun. 30, 2012	Mar. 31, 2012
Assets:	(In thousands)
Broadline	$8,377,694	$8,067,912	$8,161,033
SYGMA	485,703	475,877	483,348
Other	940,159	877,207	871,122
Total segments	9,803,556	9,420,996	9,515,503
Corporate	2,853,654	2,716,211	2,417,845
Total	$12,657,210	$12,137,207	$11,933,348

15.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned United States Broadline (U.S. Broadline) subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   As of March 30, 2013, Sysco had a total of $2,725.0 million in senior notes and debentures outstanding that are covered by these guarantees.  All subsidiary guarantors are 100%-owned by the parent company, all guarantees are full and unconditional and all guarantees are joint and several, except that the guarantee of any subsidiary guarantor with respect to a series of senior notes or debentures may be released under certain customary circumstances.  If we exercise our defeasance option with respect to the senior notes or debentures of any series, then any subsidiary guarantor effectively will be released with respect to that series.  Further, each subsidiary guarantee will remain in full force and effect until the earliest to occur of the date, if any, on which (1) the applicable subsidiary guarantor shall consolidate with or merge into Sysco Corporation or any successor of Sysco Corporation and (2) Sysco Corporation or any successor of Sysco Corporation consolidates with or merges into the applicable subsidiary guarantor.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of the company’s U.S. Broadline subsidiaries), and all other non‑guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Mar. 30, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$268,550	$4,031,712	$2,075,320	$-	$6,375,582
Investment in subsidiaries	11,050,107	-	-	(11,050,107)	-
Plant and equipment, net	627,156	1,917,407	1,393,714	-	3,938,277
Other assets	333,346	534,960	1,475,045	-	2,343,351
Total assets	$12,279,159	$6,484,079	$4,944,079	$(11,050,107)	$12,657,210

Current liabilities	$600,803	$973,510	$2,082,591	$-	$3,656,904
Intercompany payables (receivables)	3,370,039	(3,497,093)	127,054	-	-
Long-term debt	2,510,621	22,849	23,844	-	2,557,314
Other liabilities	815,587	347,823	127,221	-	1,290,631
Shareholders’ equity	4,982,109	8,636,990	2,583,369	(11,050,107)	5,152,361
Total liabilities and shareholders’ equity	$12,279,159	$6,484,079	$4,944,079	$(11,050,107)	$12,657,210

	Condensed Consolidating Balance Sheet
	Jun. 30, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$538,451	$3,675,676	$1,870,681	$-	$6,084,808
Investment in subsidiaries	10,163,398	-	-	(10,163,398)	-
Plant and equipment, net	703,658	1,923,925	1,256,167	-	3,883,750
Other assets	324,839	532,922	1,310,888	-	2,168,649
Total assets	$11,730,346	$6,132,523	$4,437,736	$(10,163,398)	$12,137,207

Current liabilities	$678,527	$900,416	$1,844,636	$-	$3,423,579
Intercompany payables (receivables)	3,068,001	(3,334,860)	266,859	-	-
Long-term debt	2,714,415	25,459	23,814	-	2,763,688
Other liabilities	755,112	396,659	113,129	-	1,264,900
Shareholders’ equity	4,514,291	8,144,849	2,189,298	(10,163,398)	4,685,040
Total liabilities and shareholders’ equity	$11,730,346	$6,132,523	$4,437,736	$(10,163,398)	$12,137,207

	Condensed Consolidating Balance Sheet
	Mar. 31, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$214,681	$3,844,705	$1,865,556	$-	$5,924,942
Investment in subsidiaries	15,282,816	-	-	(15,282,816)	-
Plant and equipment, net	701,743	1,915,373	1,229,754	-	3,846,870
Other assets	326,707	533,717	1,301,112	-	2,161,536
Total assets	$16,525,947	$6,293,795	$4,396,422	$(15,282,816)	$11,933,348

Current liabilities	$651,346	$962,558	$2,089,848	$-	$3,703,752
Intercompany payables (receivables)	8,327,458	(8,379,218)	51,760	-	-
Long-term debt	2,362,970	24,627	24,880	-	2,412,477
Other liabilities	500,889	336,685	101,530	-	939,104
Shareholders’ equity	4,683,284	13,349,143	2,128,404	(15,282,816)	4,878,015
Total liabilities and shareholders’ equity	$16,525,947	$6,293,795	$4,396,422	$(15,282,816)	$11,933,348

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 30, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,402,853	$3,791,430	$(267,912)	$10,926,371
Cost of sales	-	6,004,055	3,250,834	(238,837)	9,016,052
Gross profit	-	1,398,798	540,596	(29,075)	1,910,319
Operating expenses	170,552	923,539	508,101	(29,075)	1,573,117
Operating income (loss)	(170,552)	475,259	32,495	-	337,202
Interest expense (income)	78,811	(46,812)	2,216	-	34,215
Other expense (income), net	(1,167)	(1,562)	(681)	-	(3,410)
Earnings (losses) before income taxes	(248,196)	523,633	30,960	-	306,397
Income tax (benefit) provision	(86,139)	180,656	10,463	-	104,980
Equity in earnings of subsidiaries	363,474	-	-	(363,474)	-
Net earnings	201,417	342,977	20,497	(363,474)	201,417
Other comprehensive income (loss)	12,875	-	(27,886)	-	(15,011)
Comprehensive income	$214,292	$342,977	$(7,389)	$(363,474)	$186,406

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 31, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,161,585	$3,556,677	$(213,516)	$10,504,746
Cost of sales	-	5,771,040	3,053,131	(191,041)	8,633,130
Gross profit	-	1,390,545	503,546	(22,475)	1,871,616
Operating expenses	124,546	866,651	464,064	(22,475)	1,432,786
Operating income (loss)	(124,546)	523,894	39,482	-	438,830
Interest expense (income)	103,060	(73,511)	(1,259)	-	28,290
Other expense (income), net	(1,502)	(162)	(584)	-	(2,248)
Earnings (losses) before income taxes	(226,104)	597,567	41,325	-	412,788
Income tax (benefit) provision	(83,960)	221,879	15,319	-	153,238
Equity in earnings of subsidiaries	401,694	-	-	(401,694)	-
Net earnings	259,550	375,688	26,006	(401,694)	259,550
Other comprehensive income (loss)	10,119	-	26,823	-	36,942
Comprehensive income	$269,669	$375,688	$52,829	$(401,694)	$296,492

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 30, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$22,400,280	$11,202,672	$(792,775)	$32,810,177
Cost of sales	-	18,097,750	9,590,060	(709,062)	26,978,748
Gross profit	-	4,302,530	1,612,612	(83,713)	5,831,429
Operating expenses	517,896	2,722,088	1,476,523	(83,713)	4,632,794
Operating income (loss)	(517,896)	1,580,442	136,089	-	1,198,635
Interest expense (income)	220,987	(127,253)	3,591	-	97,325
Other expense (income), net	(3,780)	(2,803)	(1,057)	-	(7,640)
Earnings (losses) before income taxes	(735,103)	1,710,498	133,555	-	1,108,950
Income tax (benefit) provision	(264,865)	616,309	48,122	-	399,566
Equity in earnings of subsidiaries	1,179,622	-	-	(1,179,622)	-
Net earnings	709,384	1,094,189	85,433	(1,179,622)	709,384
Other comprehensive income (loss)	42,643	-	(497)	-	42,146
Comprehensive income	$752,027	$1,094,189	$84,936	$(1,179,622)	$751,530

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 31, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$21,538,153	$10,407,185	$(609,781)	$31,335,557
Cost of sales	-	17,309,754	8,903,583	(542,646)	25,670,691
Gross profit	-	4,228,399	1,503,602	(67,135)	5,664,866
Operating expenses	377,069	2,637,301	1,342,463	(67,135)	4,289,698
Operating income (loss)	(377,069)	1,591,098	161,139	-	1,375,168
Interest expense (income)	296,323	(204,897)	(5,338)	-	86,088
Other expense (income), net	(5,014)	(1,426)	970	-	(5,470)
Earnings (losses) before income taxes	(668,378)	1,797,421	165,507	-	1,294,550
Income tax (benefit) provision	(248,978)	669,559	61,653	-	482,234
Equity in earnings of subsidiaries	1,231,716	-	-	(1,231,716)	-
Net earnings	812,316	1,127,862	103,854	(1,231,716)	812,316
Other comprehensive income (loss)	30,356	-	(57,021)	-	(26,665)
Comprehensive income	$842,672	$1,127,862	$46,833	$(1,231,716)	$785,651

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 30, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(358,717)	$946,302	$171,823	$759,408
Investing activities	(86,088)	(114,569)	(388,354)	(589,011)
Financing activities	(550,593)	(2,830)	23,163	(530,260)
Effect of exchange rates on cash	-	-	2,516	2,516
Intercompany activity	669,939	(819,825)	149,886	-
Net increase (decrease) in cash and cash equivalents	(325,459)	9,078	(40,966)	(357,347)
Cash and cash equivalents at the beginning of period	471,107	34,478	183,282	688,867
Cash and cash equivalents at the end of period	$145,648	$43,556	$142,316	$331,520

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 31, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(209,046)	$920,443	$196,892	$908,289
Investing activities	(209,944)	(303,194)	(227,331)	(740,469)
Financing activities	(261,622)	(2,965)	(183,005)	(447,592)
Effect of exchange rates on cash	-	-	(9,529)	(9,529)
Intercompany activity	521,530	(615,140)	93,610	-
Net increase (decrease) in cash and cash equivalents	(159,082)	(856)	(129,363)	(289,301)
Cash and cash equivalents at the beginning of period	305,513	32,154	302,098	639,765
Cash and cash equivalents at the end of period	$146,431	$31,298	$172,735	$350,464

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

Highlights

We have faced a challenging business and economic environment thus far in fiscal 2013 and these challenges became more pronounced in our fiscal third quarter.  We believe our results were negatively impacted by the consumers’ hesitation to spend on food-away-from-home due to multiple factors including increased tax rates, tax refund delays, periods of higher gasoline prices, high unemployment and unfavorable weather in certain geographies that we service.  Our sales growth was impacted as a result.  Our earnings declined primarily due to expenses related to our Business Transformation Project and a charge from the withdrawal from a multiemployer pension plan.  Additionally, for the third quarter of fiscal 2013, we do not believe we consistently executed our business plan across the organization.  We  will remain focused on the execution of our business plan and initiatives from our Business Transformation project, with the goal for these items to contribute to the long-term success of our customers and in turn, growth in our earnings.

Comparisons of results from the third quarter of fiscal 2013 to the third quarter of fiscal 2012:

•	Sales increased 4.0%, or $0.4 billion, to $10.9 billion.
•	Operating income decreased 23.2%, or $101.6 million, to $337.2 million.
•	Adjusted operating income decreased 4.4%, or $21.8 million, to $470.5 million.
•	Net earnings decreased 22.4%, or $58.1 million, to $201.4 million.
•	Adjusted net earnings decreased 1.4%, or $4.1 million, to $289.1 million.
•	Basic and diluted earnings per share in the third quarter of fiscal 2013 were $0.34, a 22.7% decrease from the comparable prior year period amount of $0.44 per share.
•	Adjusted diluted earnings per share were $0.49 in the third quarter of fiscal 2013 and $0.50 in the third quarter of fiscal 2012, or a decrease of 2.0%.

Comparisons of results from the first 39 weeks of fiscal 2013 to the first 39 weeks of fiscal 2012:

•	Sales increased 4.7%, or $1.5 billion, to $32.8 billion.
•	Operating income decreased 12.8%, or $176.5 million, to $1.2 billion.
•	Adjusted operating income increased 0.5%, or $8.1 million, to $1.5 billion.
•	Net earnings decreased 12.7%, or $102.9 million, to $709.4 million.
•	Adjusted net earnings increased 1.9%, or $16.9 million, to $914.3 million.

•

Basic earnings per share in the first 39 weeks of fiscal 2013 was  $1.21, a  12.3%  decrease from the comparable prior year period amount of $1.38 per share.    Diluted earnings per share in the first 39 weeks of fiscal 2013 was  $1.20, a  13.0%  decrease from the comparable prior year period amount of $1.38 per share.

•	Adjusted diluted earnings per share were $1.55 in the first 39 weeks of fiscal 2013 and $1.52 in the first 39 weeks of fiscal 2012, or an increase of 2.0%.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Trends

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  We believe that the consumer is currently concerned about the recent increase in taxes and the potential for more increases,  tax refund delays, periods of higher gasoline prices, lingering high unemployment rates and other fiscal issues.  We believe these items and other current general economic conditions, have negatively impacted consumer confidence and contributed to a slow rate of recovery in the foodservice market.  According to industry sources, real sales growth for the total foodservice market in the United States is expected to be modest over the long-term.  We believe these industry trends reinforce the need for us to transform our business so that we can be in a position to provide greater value to our customers and reduce our overall cost structure.

We experienced levels of high product cost inflation during the first three quarters of fiscal 2012; however, inflation rates declined to a range of 2% to 3% in the fourth quarter of fiscal 2012 and the first 39 weeks of fiscal 2013.    As a result, gross margin pressure has eased somewhat with these more modest inflation amounts which are beneficial to us and our customers.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.  Additional pressure exists on our gross margin from competitive pricing pressures. Low industry growth is contributing to increased competition which is in turn pressuring gross profits.  Our sales growth in fiscal 2013 has been greater with our large regional and national customers.  Gross margin from these types of customers is generally lower than other types of customers.  If sales from our independent restaurant customers does not grow at the same rate as these large regional and national customers, our gross margins may decline.

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

Operating expenses have also increased due to higher fuel costs and provisions related to multiemployer pension plan withdrawals.  These generally occur when a collective bargaining agreement is being renewed.  Pay-related expenses have increased primarily from acquired companies and within delivery areas of our business, however these have been partially offset by improvements in the selling and information technology areas due to initiatives from our Business Transformation Project.  Net company-sponsored pension costs were lower in the first 39 weeks of fiscal 2013 as compared to fiscal 2012.    At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (Retirement Plan) as of December 31, 2012 for all United States-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.  Pension costs will decrease in fiscal 2013 primarily due to this plan freeze.  Absent the Retirement Plan freeze discussed above, net company-sponsored pension costs would have increased $106.9 million in fiscal 2013, or $26.7 million per quarter.   Our expenses related to our defined contribution plan, which are included within pay-related expenses, will increase in fiscal 2013 and will more than offset our reduced pension costs.  In November 2012, we approved a plan to restructure our executive nonqualified retirement program, including the Supplemental Executive Retirement Plan (SERP), by freezing benefits.  We believe this restructuring more closely aligns our executive plans with our non-executive plans.  As a result of this restructuring, we incurred $5.4 million in charges in the third quarter of fiscal 2013 and $17.6 million in the first 39 weeks of fiscal 2013, primarily from the accelerated vesting of benefits within the executive deferred compensation plan.  We expect to incur an additional $3.4 million in charges in the fourth quarter of fiscal 2013 from increased costs that resulted from vesting participant benefits in the SERP concurrent with the plan to freeze benefits and from other executive retirement program changes.  Over the long-term, we believe the changes to all of these retirement programs will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses.

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

We have deployed our ERP system to three additional locations in fiscal 2013 and are experiencing improved functionality in many areas compared to past deployments.  Our shared services center, Sysco Business Services, continues to expand and provide a broader array of centralized administrative services.  The majority of the system functionality is performing as designed; however, we have identified areas of improvement to certain components of the system that we want to address before we continue deploying to additional locations.  These improvements include addressing pricing complexity and inventory management functionality.  While these improvements are made, we will continue implementing individual modules such as our human resource module and continue with other Business Transformation initiatives.  As we reach solutions to address these system improvements, as is customary, we will review components of our ERP system assets for potential impairment.  These assets totaled approximately $400 million at March 30, 2013, and no impairment indicators are currently present.  We no longer intend to deploy the complete system to any additional locations in this fiscal year; however, we remain committed to completing the system.  We anticipate that deployment will resume around the end of calendar 2013 and our deployment schedule in fiscal 2014 will be reassessed as these improvements are made.  During the time frame that we are making system improvements, we are updating master data across the enterprise in advance of our ERP system deployment with the goal of achieving faster deployment in the future.  We are also assessing different deployment options that balance the pace of deployment with cost.

Efforts from our cost transformation initiatives in the first 39 weeks of fiscal 2013 spanned many areas of operations.  We completed the implementation of maintenance management tools in our United States Broadline (U.S. Broadline) companies.  Best practice action plans have been created for our warehouse and delivery areas.  A customer relationship management tool has been implemented in our U.S. Broadline companies that will improve sales productivity.  We restructured our information technology department and contracted with a third party provider for information technology managed services.  For our U.S. Broadline companies, we accelerated the implementation of our human resource module from our ERP system and began centralizing field finance work to our shared services center.  We believe both of these activities will be complete by December 2013.  Lastly, our retirement programs have been restructured, which we believe will result in reduced volatility of retirement related expenses and a reduction in total retirement related expenses in the long-term.

Our product cost reduction initiative has been active in reducing SKUs in our inventory.  We also increased participation in our centralized purchasing initiative.  We are piloting product offerings in our category management initiative which utilizes customer insights to make changes to product pricing and product assortment.  Shipments under our pilot program will begin in the fourth quarter of fiscal 2013.

Expenses related to the Business Transformation Project were $83.2 million in the third quarter of fiscal 2013 or $0.09 per share and $49.5 million in the third quarter fiscal 2012 or $0.05 per share.  Expenses related to the Business Transformation Project were $242.3 million in the first 39 weeks of fiscal 2013 or $0.26 per share and $122.8 million in the first 39 weeks fiscal 2012 or $0.13 per share.  This increase for both periods was largely attributable to deployment costs and software amortization, which began in August 2012.  Software amortization totaled $19.3 million and $51.2 million for the third quarter of fiscal 2013 and the first 39 weeks of fiscal 2013, respectively.  In fiscal 2012, we were still building and testing our software and therefore had a greater amount of capitalized costs.  We anticipate that project expenses for fiscal 2013 will be greater than in fiscal 2012 as a result of software amortization, the ramp up of our shared services center, continuing costs for deployment of the software platform and information technology support costs.  Some of these increased costs will be partially offset by benefits obtained from the project, primarily in reduced headcount; however, the costs will exceed the benefits in fiscal 2013.

Our total expected annualized benefits of our Business Transformation project are $550 million to $650 million by fiscal 2015.   We believe that in fiscal 2013 we can achieve 25% of the total expected annualized benefits.  We do not believe that the timing of our technology transformation will significantly change this expectation.

 Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 30, 2013	Mar. 31, 2012	Mar. 30, 2013	Mar. 31, 2012

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.5	82.2	82.2	81.9
Gross margin	17.5	17.8	17.8	18.1
Operating expenses	14.4	13.6	14.1	13.7
Operating income	3.1	4.2	3.7	4.4
Interest expense	0.3	0.3	0.3	0.3
Other expense (income), net	(0.0)	(0.0)	(0.0)	(0.0)
Earnings before income taxes	2.8	3.9	3.4	4.1
Income taxes	1.0	1.4	1.2	1.5
Net earnings	1.8%	2.5%	2.2%	2.6%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period	39-Week Period

Sales	4.0%	4.7%
Cost of sales	4.4	5.1
Gross margin	2.1	2.9
Operating expenses	9.8	8.0
Operating income	(23.2)	(12.8)
Interest expense	20.9	13.1
Other expense (income), net	51.7 (1)	39.7 (2)
Earnings before income taxes	(25.8)	(14.3)
Income taxes	(31.5)	(17.1)
Net earnings	(22.4)%	(12.7)%

Basic earnings per share	(22.7)%	(12.3)%
Diluted earnings per share	(22.7)	(13.0)

Average shares outstanding	0.6	0.0
Diluted shares outstanding	1.0	0.3

(1)	Other expense (income), net was income of $3.4 million in the third quarter of fiscal 2013 and $2.2 million in the third quarter of fiscal 2012.
(2)	Other expense (income), net was income of $7.6 million in the first 39 weeks of fiscal 2013 and $5.5 million in the first 39 weeks of fiscal 2012.

Sales

Sales were 4.0%  higher in the third quarter and 4.7%  higher in the first 39 weeks of fiscal 2013 than in the comparable period of the prior year.    Sales for the third quarter and first 39 weeks of fiscal 2013 increased as a result of product cost inflation and the resulting increase in selling prices and sales from acquisitions that occurred within the last 12 months.  Sales for the first 39 weeks of fiscal 2013 also increased due to improving case volumes.  Our sales growth in fiscal 2013 has been greater with our large regional and national customers.  Case volumes excluding acquisitions within the last 12 months declined approximately 0.2% in the third quarter and improved 1.5% in the first 39 weeks of fiscal 2013.  Our case volumes represent our results from our Broadline and SYGMA segments only.    We believe our sales growth was negatively impacted by the consumers’ hesitation to spend on food-away-from-home due to factors such as increased tax rates, tax refund delays, periods of higher gasoline prices, high unemployment and unfavorable weather conditions in certain geographies that we service.  We believe most of these factors are cyclical in nature and expect overall conditions to gradually improve.  Sales from acquisitions within the last 12 months favorably impacted sales by 1.8% for the third quarter and 1.2% for the first 39 weeks of fiscal 2013.  Our acquisition activity has been greater in fiscal 2013 as compared to fiscal 2012.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.4% during the third quarter and 2.3% during the first 39 weeks of fiscal 2013.  Case volumes including acquisitions within the last 12 months improved approximately 1.7% in the third quarter and 2.5% in the first 39 weeks of fiscal 2013.  The exchange rates used to translate our foreign sales into United States dollars favorably impacted sales by 0.1% in the third quarter and did not have a material impact in the first 39 weeks of fiscal 2013 compared to the third quarter and first 39 weeks of fiscal 2012, respectively.

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

The following tables set forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 30, 2013	13-Week Period Ended Mar. 31, 2012	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$1,910,319	$1,871,616	$38,703	2.1%
Operating expenses	1,573,117	1,432,786	140,331	9.8
Operating income	$337,202	$438,830	$(101,628)	(23.2)%

Gross profit	$1,910,319	$1,871,616	$38,703	2.1%
Adjusted operating expenses (Non-GAAP)	1,439,810	1,379,273	60,537	4.4
Adjusted operating income (Non-GAAP)	$470,509	$492,343	$(21,834)	(4.4)%

	39-Week Period Ended Mar. 30, 2013	39-Week Period Ended Mar. 31, 2012	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands)
Gross profit	$5,831,429	$5,664,866	$166,563	2.9%
Operating expenses	4,632,794	4,289,698	343,096	8.0
Operating income	$1,198,635	$1,375,168	$(176,533)	(12.8)%

Gross profit	$5,831,429	$5,664,866	$166,563	2.9%
Adjusted operating expenses (Non-GAAP)	4,312,388	4,153,964	158,424	3.8
Adjusted operating income (Non-GAAP)	$1,519,041	$1,510,902	$8,139	0.5%

The decrease in operating income for both periods was primarily driven by increased expenses, including a charge from the withdrawal from a multiemployer pension plan and charges related to our Business Transformation Project.

Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2013 as compared to the third quarter and first 39 weeks of fiscal 2012 primarily due to increased sales.    Gross margin, which is gross profit as a percentage of sales, was 17.48% in the third quarter of fiscal 2013, a decline of 34 basis points from the gross margin of 17.82% in the third quarter of fiscal 2012.  Gross margin was 17.77% in the first 39 weeks of fiscal 2013, a decline of 31 basis points from the gross margin of 18.08% in the first 39 weeks of fiscal 2012.  This decline in gross margin was partially the result of increased growth from large regional and national customers.  Gross margin from these types of customers is generally lower than other types of customers.  As seen in our results during fiscal 2013, if sales from our independent restaurant customers do not grow at the same rate as these large regional and national customers, our gross margins may decline.  Increased competition resulting from a slow-growth market also contributed to the decline in gross margins.

We estimate that Sysco’s product cost inflation was 2.4% during the third quarter and 2.3% during the first 39 weeks of fiscal 2013.  Based on our product sales mix for the third quarter and the first 39 weeks of fiscal 2013, we were most impacted by higher levels of inflation in the poultry and produce product categories for the third quarter and poultry and meat product categories for the first 39 weeks of fiscal 2013.  While we cannot predict whether inflation will occur, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Operating expenses for the third quarter and first 39 weeks of fiscal 2013  increased 9.8%, or $140.3 million, and 8.0%, or $343.1 million, over the comparable prior year periods, respectively, primarily due to increased expenses and charges related to multiemployer pension plan withdrawals, our Business Transformation Project, pay-related expenses, depreciation and amortization expense and fuel.  Adjusted operating expenses increased 4.4% or $60.5 million, in the third quarter of fiscal 2013 over the comparable prior year period.  Adjusted operating expenses increased 3.8% or $158.4 million, in the first 39 weeks of fiscal 2013 over the comparable prior year period.  The increases in adjusted operating expenses in both periods were primarily due to increased pay-related expenses, depreciation and amortization expense and fuel.

Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $83.2 million in the third quarter of fiscal 2013 and $49.5 million in the third quarter of fiscal 2012, representing an increase of $33.8 million.   Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $242.3 million in the first 39 weeks of fiscal 2013 and $122.8 million in the first 39 weeks of fiscal 2012, representing an increase of $119.4 million.   The increase in the third quarter and the first 39 weeks of fiscal 2013 resulted in part from the initiation of software amortization as the system was placed into service in August 2012 in the amount of $19.3 million for the third quarter and $51.2 million for the first 39 weeks.  Our project was not in the deployment stage during any period of fiscal 2012; therefore, a greater portion of the costs were capitalized in the prior year.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $22.5 million in the third quarter and $76.7 million in the first 39 weeks of fiscal 2013 over the comparable prior year periods.  The increase in the third quarter of fiscal 2013 was primarily due to:

•	increased expenses from our defined contribution plan;
•	added costs from companies acquired in the last 12 months;
•	increased delivery compensation;
•	partially offset by reduced pay-related costs in sales and information technology areas.

The increase in the first 39 weeks of fiscal 2013 was primarily due to:

•	added costs from companies acquired in the last 12 months;
•	increased delivery and warehouse compensation, partially attributable to case growth;
•	increases expenses from our defined contribution plan; and
•	severance costs.

At the end of fiscal 2012, Sysco decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all United States-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.  The expenses under our defined contribution plan are included in pay-related expenses and increased $20.6 million and $18.8 million in the third quarter of fiscal 2013 and the first 39 weeks of fiscal 2013, respectively, as compared to the comparable periods of fiscal 2012.  We expect our fourth quarter costs related to our defined contribution plan to increase $25 million to $30 million as compared to the fourth quarter of fiscal 2012.  Delivery and warehouse compensation includes activity-based pay which is driven by case volumes.  Since these drivers are variable in nature, increased case volumes can increase delivery and warehouse compensation.  Labor shortages also impacted costs in some of the markets that we operate in due to labor demand from increased oil exploration.  Additionally, we incurred $15.3 million in severance charges in the first 39 weeks of fiscal 2013, as compared to charges of $7.7 million in the first 39 weeks of fiscal 2012.  The majority of the charges in fiscal 2013 were tied to our business transformation initiatives which included a restructuring of our information technology department.  All of the increases noted above were partially offset by reduced sales and information technology pay-related expenses.  These reductions were primarily the result of various Business Transformation initiatives.

Depreciation and amortization expense increased by $26.2 million in the third quarter and $75.0 million in the first 39 weeks of fiscal 2013 over the comparable prior year periods.  The increase related to the software amortization for our Business Transformation Project was discussed above.  The remaining increase of $6.8 million in the third quarter and $23.9 million in the first 39 weeks of fiscal 2013 was primarily related to assets that were not placed in service in the third quarter and first 39 weeks of fiscal 2012 that were in service in the third quarter and first 39 weeks of fiscal 2013, primarily from new facilities, property from new acquisitions and expansions.

Fuel costs increased by  $3.6 million in the third quarter and $18.2 million in the first 39 weeks of fiscal 2013 over the comparable prior year periods.  The increase for the third quarter was primarily due to increased gallon usage.  The increase for the first 39 weeks was primarily due to increased contracted diesel prices and increased gallon usage.  Our costs per gallon increased 0.6% in the third quarter and 4.9% in the first 39 weeks of fiscal 2013 over the third quarter and first 39 weeks of fiscal 2012.   Our activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.  We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.

Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods.  In the third quarter and first 39 weeks of fiscal 2013, the forward purchase commitments resulted in an estimated $6.1 million and $15.3 million, respectively, of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.   In the third quarter and first 39 weeks of fiscal 2012, the forward purchase commitments resulted in an estimated $2.7 million and $16.3 million, respectively, of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.

As of March 30, 2013,  we had forward diesel fuel commitments totaling approximately $227.8 million through June 2014.  These contracts will lock in the price of approximately 60% to 65% of our fuel purchase needs for the remainder of the fiscal year at prices lower than the current market price for diesel.  Assuming that fuel prices do not rise significantly over recent levels during fiscal 2013, fuel costs, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $10 to $20  million as compared to fiscal 2012.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2013 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

Our net company-sponsored pension costs decreased $7.7 million in the third quarter of fiscal 2013 and $13.1 million in the first 39 weeks of fiscal 2013 from the comparable prior year periods.  These primarily resulted from the Retirement plan freeze noted above.  Absent the Retirement Plan freeze, net company-sponsored pension costs would have increased $106.9 million in fiscal 2013, or $26.7 million per quarter.   In November 2012, we approved a plan to restructure our executive nonqualified retirement program including the SERP and our executive deferred compensation plan.  A non-qualified defined contribution plan became effective on January 1, 2013 as a replacement plan and benefits will be frozen under the SERP by the end of fiscal 2013.  We believe this restructuring more closely aligned our executive plans with our non-executive plans.   As a result of this restructuring, we incurred $5.4 million in charges in the third quarter of fiscal 2013 and $17.6 million in the first 39 weeks of fiscal 2013, primarily from the accelerated vesting of benefits within the executive deferred compensation plan.  We expect to incur an additional $3.4 million in charges in the fourth quarter of fiscal 2013 from increased costs that resulted from vesting participant benefits in the SERP concurrent with the plan to freeze benefits and from other executive retirement program changes.  Net company-sponsored pension costs are expected to decrease by $7.7 million in the fourth quarter of fiscal 2013 as compared to the comparable prior year period.  We believe all of the retirement program changes, including the enhanced defined contribution plan noted above and $21.0 million in restructuring costs expected for the fiscal 2013, will cause all retirement-related expenses to increase $30 million to $40 million on a net basis in fiscal 2013 as compared to fiscal 2012. Over the long-term, we believe the changes to all of these retirement programs will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In the third quarters of fiscal 2013 and fiscal 2012, we recorded provisions of $40.7 million and $0.7 million, respectively, related to multiemployer pension plan withdrawals.  In the first 39 weeks of fiscal 2013 and fiscal 2012, we recorded provisions of $43.2 million and $5.2 million, respectively, related to multiemployer pension plan withdrawals.

Net Earnings

Net earnings  decreased 22.4% in the third quarter and 12.7% in the first 39 weeks of fiscal 2013 from the comparable periods of the prior year due primarily to the changes in operating income discussed above.  Adjusted  net earnings  decreased 1.4% in the third quarter and increased 1.9% in the first 39 weeks of fiscal 2013.  The decrease in the third quarter of fiscal 2013 was primarily from increases in adjusted operating expenses that were primarily due to increased pay-related expenses and depreciation and amortization expense. The increase in the first 39 weeks of fiscal 2013 was primarily from increased gross profits, partially offset by increases in adjusted operating expenses that were primarily due to increased pay-related expenses, depreciation and amortization expense and fuel.

The effective tax rate of 34.26% for the third quarter of fiscal 2013 was favorably impacted by the recording of $4.6 million of domestic tax benefit related to a foreign tax payment and $4.5 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the third quarter of fiscal 2012 was 37.12%.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rate.

The effective tax rate of 36.03% for the first 39 weeks of fiscal 2013 was favorably impacted by the recording of $7.1 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and $4.6 million of domestic tax benefit related to a foreign tax payment.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the first 39 weeks of fiscal 2012 was 37.25%.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share in the third quarter of fiscal 2013 were $0.34,  a  22.7%  decrease from the comparable prior year period amount of $0.44 per share.  This decrease was primarily the result of the factors discussed above.    Adjusted diluted earnings per share were $0.49 in the third quarter of fiscal 2013 and $0.50 in the third quarter of fiscal 2012, or a decrease  of  2.0% due to the decrease in adjusted net earnings discussed above.

Basic earnings per share in the first 39 weeks of fiscal 2013 was $1.21, a 12.3% decrease from the comparable prior year period amount of $1.38 per share.  Diluted earnings per share in the first 39 weeks of fiscal 2013 was $1.20, a 13.0% decrease from the comparable prior year period amount of $1.38 per share.  This decrease was primarily the result of the factors discussed above.    Adjusted diluted earnings per share were $1.55 in the first 39 weeks of fiscal 2013 and $1.52 in the first 39 weeks of fiscal 2012, or an increase of 2.0% due to the increase in adjusted net earnings discussed above.

All earnings per share metrics for the current year were partially impacted from greater shares outstanding.  Sysco experienced a greater number of stock option exercises in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, which has increased the number of shares outstanding.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from charges from the executive retirement plans restructuring, multiemployer pension plans (MEPP), severance, facility closure charges and our multi-year Business Transformation Project (BTP).  Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of the executive retirement plans restructuring costs, multiemployer pension plan charges, severance charges, facility closure charges and Business Transformation Project costs provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes.  These financial measures should not be used as a substitute in assessing the company’s results of operations for periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  As a result, in the table below, each period presented is adjusted to remove executive retirement plans restructuring costs, multiemployer pension plan charges, severance charges, facility closure charges and Business Transformation Project costs.  In the tables below, individual components of diluted earnings per share may not add to the total presented due to rounding.  Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Mar. 30, 2013	13-Week Period Ended Mar. 31, 2012	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,573,117	$1,432,786	$140,331	9.8%
Impact of restructuring executive retirement plans	(5,445)	-	(5,445)
Impact of MEPP charge	(40,744)	(717)	(40,027)
Impact of severance charge	(3,595)	(3,318)	(277)	8.3
Impact of facility closure charges	(285)	-	(285)
Impact of BTP costs	(83,238)	(49,478)	(33,760)	68.2
Adjusted operating expenses (Non-GAAP)	$1,439,810	$1,379,273	$60,537	4.4%

Operating Income (GAAP)	$337,202	$438,830	$(101,628)	(23.2)%
Impact of restructuring executive retirement plans	5,445	-	5,445
Impact of MEPP charge	40,744	717	40,027
Impact of severance charge	3,595	3,318	277	8.3
Impact of facility closure charges	285	-	285
Impact of BTP costs	83,238	49,478	33,760	68.2
Adjusted operating income (Non-GAAP)	$470,509	$492,343	$(21,834)	(4.4)%

Net earnings (GAAP)	$201,417	$259,550	$(58,133)	(22.4)%
Impact of restructuring executive retirement plans (net of tax) (1)	3,580	-	3,580
Impact of MEPP charge (net of tax) (1)	26,785	451	26,334
Impact of severance charge (net of tax) (1)	2,363	2,086	277	13.3
Impact of facility closure charges (net of tax) (1)	187	-	187
Impact of BTP costs (net of tax) (1)	54,721	31,112	23,609	75.9
Adjusted net earnings (Non-GAAP)	$289,053	$293,199	$(4,146)	(1.4)%

Diluted earnings per share (GAAP)	$0.34	$0.44	$(0.10)	(22.7)%
Impact of restructuring executive retirement plans	0.01	-	0.01
Impact of MEPP charge	0.05	-	0.05
Impact of severance charge	-	-	-
Impact of facility closure charges	-	-	-
Impact of BTP costs	0.09	0.05	0.04	80.0
Adjusted diluted earnings per share (Non-GAAP)	$0.49	$0.50	$(0.01)	(2.0)%

Diluted shares outstanding	592,903,799	587,214,691

(1)

The aggregate tax impact of adjustments for the executive retirement plans restructuring, multiemployer pension plan charges, severance charges, facility closure charges and Business Transformation Project costs was  $45.7 million and $19.9 million for the third quarter of fiscal 2013 and fiscal 2012, respectively. Amounts are calculated by multiplying the operating income impact of each item by each quarter's effective tax rate.

	39-Week Period Ended Mar. 30, 2013	39-Week Period Ended Mar. 31, 2012	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$4,632,794	$4,289,698	$343,096	8.0%
Impact of restructuring executive retirement plans	(17,608)	-	(17,608)
Impact of MEPP charge	(43,201)	(5,217)	(37,984)
Impact of severance charge	(15,341)	(7,678)	(7,663)	99.8
Impact of facility closure charges	(1,974)	-	(1,974)
Impact of BTP costs	(242,282)	(122,839)	(119,443)	97.2
Adjusted operating expenses (Non-GAAP)	$4,312,388	$4,153,964	$158,424	3.8%

Operating Income (GAAP)	$1,198,635	$1,375,168	$(176,533)	(12.8)%
Impact of restructuring executive retirement plans	17,608	-	17,608
Impact of MEPP charge	43,201	5,217	37,984
Impact of severance charge	15,341	7,678	7,663	99.8
Impact of facility closure charges	1,974	-	1,974
Impact of BTP costs	242,282	122,839	119,443	97.2
Adjusted operating income (Non-GAAP)	$1,519,041	$1,510,902	$8,139	0.5%

Net earnings (GAAP)	$709,384	$812,316	$(102,932)	(12.7)%
Impact of restructuring executive retirement plans (net of tax) (1)	11,264	-	11,264
Impact of MEPP charge (net of tax) (1)	27,636	3,274	24,362
Impact of severance charge (net of tax) (1)	9,814	4,818	4,996	103.7
Impact of facility closure charges (net of tax) (1)	1,263	-	1,263
Impact of BTP costs (net of tax) (1)	154,988	77,081	77,907	101.1
Adjusted net earnings (Non-GAAP)	$914,349	$897,489	$16,860	1.9%

Diluted earnings per share (GAAP)	$1.20	$1.38	$(0.18)	(13.0)%
Impact of restructuring executive retirement plans	0.02	-	0.02
Impact of MEPP charge	0.05	0.01	0.04
Impact of severance charge	0.02	0.01	0.01	100.0
Impact of facility closure charges	-	-	-
Impact of BTP costs	0.26	0.13	0.13	100.0
Adjusted diluted earnings per share (Non-GAAP)	$1.55	$1.52	$0.03	2.0%

Diluted shares outstanding	591,054,506	589,232,150

(1)

The aggregate tax impact of adjustments for the executive retirement plans restructuring, multiemployer pension plan charges, severance charges, facility closure charges and Business Transformation Project costs was $115.4 million and $50.6 million for the first 39 weeks of fiscal 2013 and fiscal 2012, respectively.    Amounts are calculated by multiplying the operating income impact of each item by each 39-week period's effective tax rate.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 14, “Business Segment Information”:

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period		39-Week Period
	Mar. 30, 2013	Mar. 31, 2012	Mar. 30, 2013	Mar. 31, 2012
Broadline	5.8%	6.6%	6.5%	6.9%
SYGMA	1.0	1.2	0.9	1.1
Other	4.1	3.4	3.5	3.7

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 14, “Business Segment Information”:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	4.1%	(8.3)%	4.7%	(0.7)%
SYGMA	(1.3)	(19.0)	0.6	(14.6)
Other	19.3	43.5	16.5	10.5

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses of $223.2 million and $653.2 million in the third quarter and first 39 weeks of fiscal 2013, as compared to $162.8 million and $489.2 million in the third quarter and first 39 weeks of fiscal 2012,  that is not charged to our segments.  This information should be read in conjunction with Note 14, “Business Segment Information”:

	Components of Segment Results
	13-Week Period Ended
	Mar. 30, 2013		Mar. 31, 2012
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.1%	92.4%	81.0%	93.9%
SYGMA	13.1	2.5	13.8	2.8
Other	6.4	5.1	5.6	3.3
Intersegment sales	(0.6)	-	(0.4)	-
Total	100.0%	100.0%	100.0%	100.0%

	Components of Segment Results
	39-Week Period Ended
	Mar. 30, 2013		Mar. 31, 2012
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.4%	94.0%	81.4%	94.0%
SYGMA	13.0	2.1	13.5	2.5
Other	6.1	3.9	5.5	3.5
Intersegment sales	(0.5)	-	(0.4)	-
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s United States, Canadian and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first 39 weeks of fiscal 2013, the Broadline operating results represented approximately 81.4% of Sysco’s overall sales and 94.0% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses.

Sales

Sales were 4.1% greater in the third quarter and 4.7%  greater in the first 39 weeks of fiscal 2013 than the comparable prior year periods.  Sales for the third quarter and first 39 weeks of fiscal 2013 increased as a result of product cost inflation and the resulting increase in selling prices and sales from acquisitions that occurred within the last 12 months.  Sales for the first 39 weeks of fiscal 2013 also increased due to improving case volumes.  Our sales growth in fiscal 2013 has been greater with our large regional and national customers.  We believe our sales growth was negatively impacted by the consumers’ hesitation to spend on food-away-from-home due to factors such as increased tax rates, tax refund delays, periods of higher gasoline prices, high unemployment and unfavorable weather in certain geographies that we service.  We believe most of these factors are cyclical in nature and expect overall conditions to gradually improve.    Sales from acquisitions within the last 12 months contributed 2.0% and 1.2% to the overall sales comparison for the third quarter and the first 39 weeks of fiscal 2013, respectively.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.3% and 2.4% in the third quarter and first 39 weeks of fiscal 2013, respectively.  The exchange rates used to translate our foreign sales into United States dollars positively impacted sales by 0.1% in the third quarter and did not have a material impact in the first 39 weeks of fiscal 2013 compared to the third quarter and first 39 weeks of fiscal 2012, respectively.

Operating Income

Operating income  decreased by 8.3% in the third quarter and 0.7% in the first 39 weeks of fiscal 2013 over the comparable prior year periods.  These decreases  were driven by operating expenses increasing more than gross profit dollars.

Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2013 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales.  This decline in gross margin was partially the result of increased growth from large regional and national customers.  Gross margin from these types of customers is generally lower than other types of customers.  As seen in our results during fiscal 2013, if sales from our independent restaurant customers do not grow at the same rate as these large regional and national customers, our gross margins may decline.  Increased competition resulting from a slow-growth market also contributed to the decline in gross margins. Our Broadline segment experienced product cost inflation in the third quarter and first 39 weeks of fiscal 2013.  Based on our product sales mix during this period, we were most impacted by higher levels of inflation in the poultry and produce product categories for the third quarter and poultry and meat product categories for the first 39 weeks of fiscal 2013.  While we cannot predict whether inflation will occur, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Operating expenses for the Broadline segment  increased in fiscal 2013 as compared to fiscal 2012.  The expense increases in fiscal 2013 were driven largely by charges related to multiemployer pension plan withdrawals, pay-related expenses, depreciation and amortization expense and fuel.  Severance costs also contributed to the increase in the first 39 weeks of fiscal 2013.  The increase in pay-related expenses was primarily due to increased delivery and warehouse compensation, partially attributable to case growth, and added costs from companies acquired in the last 12 months.   Delivery and warehouse compensation includes activity-based pay which is driven by case volumes.  Since these drivers are variable in nature, increased case volumes can increase delivery and warehouse compensation.  Labor shortages also impacted costs in some of the markets that we operate in due to labor demand from increased oil exploration.  Our enhanced defined contribution plan became effective January 1, 2013 and contributed to the increase in pay-related expense. These increases were partially offset by reduced sales and information technology pay-related expenses.  Depreciation and amortization increased primarily from assets that were not placed in service in the third quarter and first 39 weeks of fiscal 2012 that were in service in the third quarter and first 39 weeks of fiscal 2013, primarily from new facilities, property from new acquisitions and expansions.   Fuel costs were $3.8 million and $15.5 million higher in the third quarter and in the first 39 weeks of fiscal 2013 than in the comparable prior year period.  Assuming that fuel prices do not rise significantly over recent levels during fiscal 2013, fuel costs exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately  $5 million to $15 million as compared to fiscal 2012.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2013 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In the third quarters of fiscal 2013 and fiscal 2012, we recorded provisions of $40.7 million and $0.7 million, respectively, related to multiemployer pension plan withdrawals.  In the first 39 weeks of fiscal 2013 and fiscal 2012, we recorded provisions of $43.2 million and $5.2 million, respectively, related to multiemployer pension plan withdrawals.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 1.3% lower in the third quarter and 0.6% greater in the first 39 weeks of fiscal 2013 than the comparable prior year periods.   The decrease in the third quarter of fiscal 2013 was primarily due to case volume declines from low levels of growth from existing customers and lost customers, partially offset by product cost inflation and the resulting increase in selling prices.    The increase in the first 39 weeks of fiscal 2013 was primarily due to product cost inflation and the resulting increase in selling prices, partially offset by case volume declines from low levels of growth from existing customers and lost customers.  Chain restaurants have experienced lower rates of restaurant traffic in fiscal 2013 which has pressured SYGMA’s sales.  While SYGMA has experienced some success in replacing lost business with new customers, it has not been enough to overcome the factors noted above.  We believe SYGMA’s sales growth will remain under pressure in the fourth quarter of fiscal 2013 and may decline similar to the decrease experienced in the third quarter of fiscal 2013.

Operating Income

Operating income decreased by 19.0% in the third quarter and decreased 14.6% in the first 39 weeks of fiscal 2013 over the comparable prior year periods.    Gross profit dollars decreased 2.9% while operating expenses were flat in the third quarter of fiscal 2013 over the comparable prior year period.  Gross profit dollars decreased 1.2% while operating expenses increased 0.8% in the first 39 weeks of fiscal 2013 over the comparable prior year period.  These gross profit results largely reflect the sluggish sales environment.  Operating expenses increased in the first 39 weeks of fiscal 2013 largely due to increased delivery costs including pay-related expenses.  Our enhanced defined contribution plan became effective January 1, 2013 and contributed to the increase in pay-related expense.  Fuel costs in the third quarter and first 39 weeks of fiscal 2013 were $0.6 million lower and $1.0 million greater than the comparable prior year periods.

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

Operating income increased 43.5% for the third quarter  and 10.5% for the first 39 weeks of fiscal 2013 from the comparable prior year periods. The increase in operating income for the third quarter of fiscal 2013 was primarily driven by earnings from our lodging industry products segment and our specialty produce segment.  All businesses in this segment experienced increased operating income.  The increase in operating income for the first 39 weeks of fiscal 2013 was primarily driven by earnings from our lodging industry products segment and our specialty import business that was acquired in the third quarter of fiscal 2012.   All businesses in this segment experienced increased operating income with the exception of our specialty produce companies which incurred facility closing costs of $0.3 million and $2.0 million for the third quarter of fiscal 2013 and the first 39 weeks of fiscal 2013, respectively.  Our enhanced defined contribution plan became effective January 1, 2013 and contributed to an increase in pay-related expense which partially offset operating income.

 Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 39 weeks of fiscal 2013 to the first 39 weeks of fiscal 2012:

•	Cash flows from operations were $759.4 million this year compared to $908.3 million last year.
•	Capital expenditures totaled $373.0 million this year compared to $633.2 million last year.
•	Free cash flow was $386.4 million this year compared to $275.1 million last year (See Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash flows for acquisition of businesses were $210.0 million this year compared to $83.4 million last year.
•	Net bank borrowings were zero this year compared to $211.3 million last year.
•	Treasury stock purchases were $321.0 million this year compared to $272.3 million last year.
•	Common stock reissued from treasury was $497.7 million this year compared to $82.5 million last year.
•	Dividends paid were $482.0 million this year compared to $464.8 million last year.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position; however, our liquidity and capital resources can be influenced by economic trends and conditions in addition to the items noted above such as working capital requirements, investments in property, acquisitions and return of capital to shareholders.  Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and our cash flows from operations.  Competitive pressures in a low growth environment have also lowered our gross profit and cash flows from operations.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.     As of March 30, 2013, we had $331.5 million in cash and cash equivalents, approximately 26% of which was held by our international subsidiaries generated from earnings of our international operations.  If these earnings were transferred among countries or repatriated to the United States, such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

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

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.  We believe our cash flows from operations will improve over the long-term due to benefits from our Business Transformation Project and initiatives to improve our working capital management.

Cash Flows

Operating Activities

We generated $759.4 million in cash flow from operations in the first 39 weeks of fiscal 2013, as compared to $908.3 million in the first 39 weeks of fiscal 2012.  This decrease of $148.9 million or 16.4%, was largely attributable to changes in working capital, a reduction in net earnings and the redemption of some of our corporate-owned life insurance (COLI) policies in the first 39 weeks of fiscal 2012.  These decreases were partially offset by a favorable comparison year-over-year on the settlement payments made to the Internal Revenue Service (IRS) and an increase in non-cash depreciation and amortization expense. These items are more fully described below.  In the first 39 weeks of fiscal 2012, we paid $159 million in settlement payments to the IRS.  We completed these settlement payments in fiscal 2012 and therefore cash paid for taxes is expected to show improvements as compared to fiscal 2012.

Changes in working capital, including accounts receivable, inventory and accounts payable, had a negative impact of $114.7 million on the comparison of cash flow from operations from the first 39 weeks of fiscal 2013 to the first 39 weeks of fiscal 2012.  Both periods were affected by increases in accounts receivable and inventory resulting from increases in sales as well as a seasonal change in volume and customer mix.  Our sales growth in fiscal 2013 has been greater with our large regional and national customers and payment terms for these types of customers are traditionally longer than average.  Inventory levels can also increase for these types of customers due to the number of proprietary items these customers often require.  Due to normal seasonal patterns, sales to our large regional and national customers and school districts represented a larger percentage of our sales at the end of each first 39 week period as compared to the end of each prior fiscal year.  The impact the deterioration in both accounts receivable and inventory turnover from the end of the prior fiscal year was more pronounced in the first 39 weeks of fiscal 2013 than the first 39 weeks of fiscal 2012.  The increases in accounts payable in both periods was affected by the normal trend due to the seasonal change in volume and customer mix and partially offset the deterioration in accounts receivable and inventory turnover.  However, the year-over-year impact of the change in accounts payable is favorable to cash flow from operations due to working capital improvements in accounts payable.

The comparison of cash flow from operations from the first 39 weeks of fiscal 2013 to the first 39 weeks of fiscal 2012 was negatively impacted by an unfavorable change of $68.4 million in other assets.  This unfavorable change resulted from an increase in cash in the prior year from the redemption of approximately $75 million of our COLI policies.  These COLI policies were maintained to meet a portion of our obligations under the SERP and were replaced by less volatile corporate-owned real estate assets as part of our plan to reduce the market-driven COLI impact on our earnings.  There was no similar redemption in the first 39 weeks of fiscal 2013.

The increase in non-cash depreciation and amortization expense of $75.0 million was primarily related to assets that were not in service in the first 39 weeks of fiscal 2012 that were in service in the first 39 weeks of fiscal 2013.  These assets include our software related to our Business Transformation Project, which was placed into service in August 2012, as well as various new facilities and expansions.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2013 primarily include fleet replacements, facility replacements and expansions and warehouse equipment.

Capital expenditures in the first 39 weeks of fiscal 2013 decreased by $260.1 million primarily due to less investment in technology in fiscal 2013 related to our Business Transformation Project due to the initiation of the project’s deployment phase in August 2012.  Capital expenditures in the first 39 weeks of fiscal 2013 and 2012 for our Business Transformation Project were $14.4 million and $122.7 million, respectively.    We expect capital expenditures in fiscal 2013 to be in the range of $550 million to $575 million.

During the first 39 weeks of fiscal 2013, in the aggregate, we paid cash of $210.0 million for acquisitions made during fiscal 2013.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment.   Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash including dividend payments, share repurchases and acquisitions.   We do not mean to imply that free cash flow is necessarily available for discretionary expenditures, however, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of reduced capital spending partially offset by lower cash provided by operating activites, free cash flow for the first 39 weeks of fiscal 2013 increased 40.4%, or $111.3 million, to $386.4 million as compared to the first 39 weeks of fiscal 2012.  We expect an improvement in free cash flow in fiscal 2013 compared to fiscal 2012 as a result of lower capital spending and the completion of IRS settlement payments in fiscal 2012 that are not recurring in fiscal 2013.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	39-Week Period Ended Mar. 30, 2013	39-Week Period Ended Mar. 31, 2012	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$759,408	$908,289	$(148,881)	(16.4)%
Additions to plant and equipment	(373,048)	(633,196)	260,148	41.1
Free Cash Flow (Non-GAAP)	$386,360	$275,093	$111,267	40.4%

Financing Activities

 Equity Transactions

Proceeds from common stock reissued from treasury for share-based compensation awards were $497.7 million in the first 39 weeks of fiscal 2013, as compared to $82.5 million in the first 39 weeks of fiscal 2012.  The increase in proceeds in the first 39 weeks of fiscal 2013 was due to an increase in the number of options exercised in this period, as compared to the first 39 weeks of fiscal 2012.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price.

Shares repurchased during the first 39 weeks of fiscal 2013 were  10,000,000 shares at a cost of $321.0 million, as compared to 10,000,000 shares at a cost of $272.3 million in the first 39 weeks of fiscal 2012.  Additional shares repurchased through April 27, 2013 were 1,797,700 shares, resulting in a remaining authorization by our Board of Directors to repurchase up to 11,588,900 shares, based on the trades made through that date.  Our current share repurchase strategy is to purchase enough shares to keep our diluted average shares outstanding relatively constant over time; however, given the large number of exercises in the third quarter of fiscal 2013, we may not accomplish this goal for the fiscal year.  We continue to evaluate the number of shares we will repurchase; however, we intend to continue repurchasing shares in the fourth quarter of fiscal 2013.

Dividends paid in the first 39 weeks of fiscal 2013 were $482.0 million, or $0.82 per share, as compared to $464.8 million, or $0.79 per share, in the first 39 weeks of fiscal 2012.  In February 2013, we declared our regular quarterly dividend for the fourth quarter of fiscal 2013 of $0.28 per share, which was paid in April 2013.

 Debt Activity and Borrowing Availability

We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0  million, of which none was outstanding as of March 30, 2013 or April 27, 2013.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s United States and Canadian commercial paper programs.  The facility provides for borrowings in both United States and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The original facility in the amount of $1.0 billion expires on December 29, 2016.  In December 2012, a portion of the facility was extended for an additional year.  This extended facility, which expires on December 29, 2017, is for $925.0 million of the original $1.0 billion facility, but is subject to further extension.  As of March 30, 2013, there were no commercial paper issuances outstanding. As of April 27, 2013, commercial paper issuances outstanding were $95.0 million.  We utilize our commercial paper issuances for normal day-to-day operations which may cause outstanding issuances to vary.

During the 39 week period ended March 30, 2013, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $330.0 million.  During the first 39 weeks of fiscal 2013 and 2012, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.19% and 0.22%, respectively.

In September 2012, the company’s Irish subsidiary, Pallas Foods, entered into a €75.0 million (Euro) multicurrency revolving credit facility, which will be utilized for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 25, 2013, but is subject to extension.  Outstanding borrowings under this facility were €25.0 million (Euro) as of March 30, 2013.   There were €25.0 million (Euro) of borrowings outstanding as of April 27, 2013.

In February 2013, we repaid the 4.2% senior notes totaling $250.0 million at maturity utilizing a combination of cash flow from operations and cash on hand.

Included in current maturities of long-term debt as March 30, 2013 are the 4.6% senior notes totaling $200.0 million, which mature in March 2014.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, senior notes or a combination thereof.

Other Considerations - Multiemployer Pension Plans

As discussed in Note 8, “Multiemployer Employee Benefit Plans,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could be as much as $80.0 million as of March 30, 2013.   These estimates exclude plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

As of March 30, 2013, June 30, 2012 and March 31, 2012, Sysco had approximately $54.8 million, $30.7 million and $47.7 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.  We believe some or a portion of these liabilities could be paid in the fourth quarter of fiscal 2013.

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

The following table sets forth, as of March 30, 2013, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Recorded Contractual Obligations:
Multiemployer pension plans (1)	$54,757	$54,757	$-	$-	$-
Unrecognized tax benefits and interest (2)	117,991
Unrecorded Contractual Obligations:
Purchase obligations (3)	2,854,378	2,158,591	561,704	134,048	35

(1)	Represents voluntary withdrawal liabilities recorded and excludes normal contributions required under our collective bargaining agreements.
(2)

Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions.  As of March 30, 2013, we had a liability of $82.4 million for unrecognized tax benefits for all tax jurisdictions and $35.5 million for related interest that could result in cash payment.  We are not able to reasonably estimate the timing of non-current payments or the amount by which the liability will increase or decrease over time.  Accordingly, the related non-current balances have not been reflected in the “Payments Due by Period” section of the table.

(3)

For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our sourcing initiative. Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with various third party service providers to provide information technology services for periods up to fiscal 2016 (See discussion under Note 13, “Commitments and Contingencies”), fixed electricity agreements and fixed fuel purchase commitments. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings;
•	Sysco’s belief regarding the impact of an accounting standards update;
•

the impact of general economic conditions and fiscal issues, such as higher taxes, tax refund delays, period of higher gasoline prices and high unemployment rates, on consumer confidence and our business;

•	sales and expense trends including expectations regarding pay-related expenses which include defined contribution plan expenses, and pension costs;
•	expected fourth quarter costs related to our defined contribution plan;
•	charges to be incurred in the fourth quarter of fiscal 2013 due to the restructuring of the executive nonqualified retirement program;
•	Sysco’s belief that its changes to its retirement programs will cause retirement-related expenses to increase in fiscal 2013 as compared to fiscal 2012;
•	Sysco’s belief that its changes to its retirement programs, over the long-term, will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses;

•	expectations regarding fuel costs;
•	expectations regarding operating income and sales for our business segments, including SYGMA’s sales trends;
•	the timing of expected withdrawal payments and contributions to various multiemployer pension plans, and the source of funds for any such contributions;
•	Sysco’s belief regarding multiemployer pension-related liabilities that could be paid in the fourth quarter of fiscal 2013;
•

expected implementation, timing, costs and benefits of our Business Transformation Project, including the total expected annualized benefits from our Business Transformation Project by fiscal 2015 and anticipated redeployment timing;

•	Sysco’s belief that expenses related to Business Transformation Project will increase in fiscal 2013 as compared to fiscal 2012;
•

Sysco’s beliefs that in fiscal 2013 it can obtain 25% of the total expected annualized benefits from the Business Transformation Project, and the timing of our technology transformation will not significantly change this expectation;

•	estimated expenses and capital expenditures related to our Business Transformation Project;
•	Sysco’s belief regarding the cyclical nature of factors negatively impacting its sales growth;
•	expectations regarding the improvement of overall market conditions;
•	the sufficiency of our mechanisms for managing working capital and competitive pressures;
•	Sysco’s anticipation that it will not need to relocate certain cash held by international subsidiaries;
•	our intentions regarding share repurchase activity during the fourth quarter of fiscal 2013, and our ability to accomplish the goal of our share repurchase activity for the year;
•	the impact on cash flows and free cash flow of the completion of IRS settlement payments;
•	our intentions regarding the funding of the repayment of notes at maturity;
•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;
•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;
•	Sysco’s belief that its cash flows from operations will improve over the long-term and its free cash flow will improve in fiscal 2013;
•	expected capital expenditures in fiscal 2013;
•	expected costs for a third party service provider to provide information technology managed services;
•	the impact of ongoing legal proceedings; and
•	our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value by expanding beyond our core business.

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

•	our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact;
•	our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;
•	our dependence on technology and the reliability of our technology network;

•	the potential requirement to pay material amounts under our multiemployer defined benefit pension plans;
•	our funding requirements for our company-sponsored qualified pension plan may increase and our earnings may decrease should financial markets experience future declines;
•	labor issues, including the renegotiation of union contracts and shortage of qualified labor; and
•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.

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

Interest Rate Risk

At March 30, 2013,  there were no commercial paper issuances outstanding.  Total debt as of March 30, 2013 was $2.8 billion, of which approximately 92% was at fixed rates of interest, including the impact of our interest rate swap agreement.

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

The fiscal 2013 swap was settled upon maturity of the senior notes in February 2013.  As of March 30, 2013, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within prepaid expenses and other current assets of $4.0 million.  The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During both the first 39 weeks of fiscal 2013 and fiscal 2012, fuel costs related to outbound deliveries represented approximately 0.7% of sales.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of March 30, 2013, we had forward diesel fuel commitments totaling approximately $227.8 million through  June 2014.  These contracts will lock in the price of approximately 60% to 65% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for the remainder of fiscal 2013 and for all of fiscal 2014.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Sysco is reporting the following matter  in compliance with SEC requirements to disclose environmental proceedings that are known to be contemplated  by governmental authorities and that involve potential monetary sanctions of $100,000 or greater.

In April 2012, Sysco received notice from the United States Environmental Protection Agency (EPA) that it planned to file an administrative complaint for civil penalties against the company’s Detroit subsidiary.  The EPA alleged that Sysco Detroit violated Section 112(r) of the Clean Air Act, and its implementing regulations, by failing to meet all of the requirements of the risk management program at its Canton, Michigan facility.  In February 2013, Sysco made the payment to settle this matter for a penalty of $119,000 and has remedied the alleged violations.

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012, which could materially impact our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the third quarter of fiscal 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 30 – January 26	-	$-	-	18,711,400
Month #2
January 27 - February 23	403,760	32.10	394,521	18,316,879
Month #3
February 24 - March 30	5,504,519	33.45	4,930,279	13,386,600

Total	5,908,279	$33.36	5,324,800	13,386,600

(1)	The total number of shares purchased includes zero, 9,239 and 574,240 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

Date: May 6, 2013

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: May 6, 2013

	By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and
Chief Accounting Officer

Date: May 6, 2013

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

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated November 16, 2011, incorporated by reference to Exhibit 3.5 to Form 10-Q for the quarter ended December 31, 2011 (File No. 1-6544).

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Report from Ernst & Young LLP dated May 6, 2013, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 filed with the SEC on  May 6, 2013, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of March 30, 2013, June 30, 2012 and March 31, 2012, (ii) Consolidated Results of Operations for the thirteen and thirty-nine week periods ended March 30, 2013 and March 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine week periods ended March 30, 2013 and March 31, 2012, (iv) Consolidated Cash Flows for the thirty-nine week periods ended March 30, 2013 and March 31, 2012, and (v) the Notes to Consolidated Financial Statements.

____________

# Filed herewith