Form 10-K
period 2013-06-29
SYSCO CORP
filed 2013-08-27
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $18,334,353,000 as of December 29, 2012 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 28, 2012, as reported by The Wall Street Journal (Southwest Edition)).  As of August 14, 2013, the registrant had issued and outstanding an aggregate of 588,347,435 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2013 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

PART I

Item 1.  Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sysco,” or “the company” as used in this Form 10-K refer to Sysco Corporation together with its consolidated subsidiaries and divisions.

Overview

Sysco Corporation, acting through its subsidiaries and divisions, is the largest North American distributor of food and related products primarily to the foodservice or food-away-from-home industry.  We provide products and related services to approximately 425,000 customers, including restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock.  Since our formation, we have grown from $115.0 million to $44.4 billion in annual sales, both through internal expansion of existing operations and through acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending June 29, 2013 for fiscal 2013, June 30, 2012 for fiscal 2012 and, July 2, 2011 for fiscal 2011.

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

Customers and Products

Sysco’s customers in the foodservice industry include restaurants, hospitals and nursing homes, schools and colleges, hotels and motels, industrial caterers and other similar venues where foodservice products are served.  Services to our customers are supported by similar physical facilities, vehicles, material handling equipment and techniques, and administrative and operating staffs.

The products we distribute include:

•	a full line of frozen foods, such as meats, seafood, fully prepared entrees, fruits, vegetables and desserts;
•	a full line of canned and dry foods;
•	fresh meats and seafood;
•	dairy products;
•	beverage products;
•	imported specialties; and
•	fresh produce.

We also supply a wide variety of non-food items, including:

•	paper products such as disposable napkins, plates and cups;
•	tableware such as china and silverware;
•	cookware such as pots, pans and utensils;

•	restaurant and kitchen equipment and supplies; and
•	cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

	2013	2012	2011
Canned and dry products	19%	19%	19%
Fresh and frozen meats	19	19	18
Frozen fruits, vegetables, bakery and other	14	14	14
Dairy products	10	10	11
Poultry	10	10	10
Fresh produce	8	8	8
Paper and disposables	8	8	8
Seafood	5	5	5
Beverage products	4	4	4
Janitorial products	2	2	2
Equipment and smallwares	1	1	1
Medical supplies (1)	-	-	-
	100%	100%	100%

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

We believe that prompt and accurate delivery of orders, competitive pricing, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of foodservice products to our customers.  Our operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice.  Through our approximately 12,600 sales and marketing representatives and support staff of Sysco and our operating companies, we stay informed of the needs of our customers and acquaint them with new products and services.  Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers’ businesses.

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended June 29, 2013.

Based upon available information, we estimate that sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2013	2012	2011
Restaurants	61%	63%	62%
Hospitals and nursing homes	9	10	11
Hotels and motels	5	6	6
Schools and colleges	5	5	5
Other	20	16	16
Totals	100%	100%	100%

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

Capital Improvements

To maximize productivity and customer service, we continue to modernize, expand and construct new distribution facilities.  During fiscal 2013, 2012 and 2011, approximately $511.9 million, $784.5 million and $636.4 million, respectively, were invested in delivery fleet, facilities, technology and other capital asset enhancements.  We estimate our capital expenditures in fiscal 2014 should be in the range of $550 million to $600 million.    During the three years ended June 29, 2013, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings.  We expect to finance our fiscal 2014 capital expenditures from the same sources.

Employees

As of June 29, 2013, we had approximately 48,100 full-time employees, approximately 17% of whom were represented by unions, primarily the International Brotherhood of Teamsters.  Contract negotiations are handled by each individual operating company.  Approximately 35% of our union employees are covered by collective bargaining agreements which have expired or will expire during fiscal 2014 and are subject to renegotiation.  Since June 29, 2013,  two contracts covering approximately 300 of such employees have been renegotiated.  We consider our labor relations to be satisfactory.

Competition

Industry sources estimate that there are more than 15,000 companies engaged in the distribution of food and non-food products to the foodservice industry in the United States.  Our customers may also choose to purchase products directly from retail outlets or negotiate prices directly with our suppliers.  While we compete primarily with local and regional distributors, a few organizations compete with us on a national basis.  We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices.  An additional competitive factor for our larger chain restaurant customers is the ability to provide a national distribution network.  We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 18% of this approximately $235 billion annual market.  We believe, based upon industry trade data, that our sales to the United States and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2013.  While adequate industry statistics are not available, we believe that in most instances our local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas.  We believe our competitive advantages include our more than 7,000 marketing associates, our diversified product base, which includes a differentiated group of high quality Sysco brand products, the diversity in the types of customers we serve, our economies of scale and our wide geographic presence in the United States and Canada, which mitigates some of the impact of regional economic declines that may occur over time and provides a national distribution network for larger chain restaurant customers.  We believe our liquidity and access to capital provides us the ability to continuously invest in business improvements.  We are the only publicly-traded distributor in the food-away-from-home industry in the United States.  While our public company status provides us with some advantages, including access to capital, we believe it also provides us with some disadvantages that our competitors do not have in terms of additional costs related to complying with regulatory requirements.

Government Regulation

Our company is required to comply, and it is our policy to comply, with all applicable laws in the numerous countries throughout the world in which we do business. In many jurisdictions, compliance with competition laws is of special importance to us, and our operations may come under special scrutiny by competition law authorities due to our competitive position in those jurisdictions.  In general, competition laws are designed to protect businesses and consumers from anti-competitive behavior.

In the United States, as a marketer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA).  The FDA regulates food safety through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point (HACCP) requirements for certain foods, and the food and color additive approval process.  The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program.  The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

We and our products are also subject to state and local regulation through such measures as the licensing of our facilities; enforcement by state and local health agencies of state and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to inspections and regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products we distribute.

We are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates transportation of perishable and hazardous materials and waste, and similar state, provincial and local agencies.

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions. The FCPA also requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We have implemented and continue to develop a robust anti-corruption compliance program applicable to our global operations to detect and prevent bribery and to comply with these and other anti-corruption laws in countries where we operate.

Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements.

All of our company's facilities and other operations in the United States and elsewhere around the world are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. Further, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks.  Our policy is to comply with all such legal requirements. We are subject to other federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials; however, these provisions do not materially impact the use or operation of our facilities.

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

As of June 29, 2013, we operated 193 distribution facilities throughout the United States, Bahamas, Canada, Ireland and Northern Ireland.

Item 1A.  Risk Factors

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes contained in this report. The following discussion of risks is not all inclusive but is designed to highlight what we believe are the most significant factors to consider when evaluating our business. These factors could cause our future results to differ from our expectations expressed in the forward-looking statements identified on page 43 and from historical trends.

Industry and General Economic Risks

Periods of significant or prolonged inflation or deflation affect our product costs and may negatively impact our profitability

Volatile food costs have a direct impact on our industry. Periods of product cost inflation may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, which may have a negative impact on our business and our profitability. In addition, periods of rapidly increasing inflation may negatively impact our business due to the timing needed to pass on such increases, as well as the impact it may have on discretionary spending by consumers. Conversely, our business may be adversely impacted by periods of product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage margin. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

Our results and financial condition are directly affected by the volatility in the global economic environment, local market conditions and low consumer confidence, which can adversely affect our sales, margins and net income

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins and is especially susceptible to trends and uncertainty in economic activity, such as the general economic slowdown in the US from 2008 to 2011.  The global economic environment has recently been characterized by weak economies, persistently high unemployment rates, inflationary pressures and volatility in financial markets worldwide. In addition, our results of operations are substantially affected by local operating and economic conditions, which can vary substantially by market.  The difficult economic conditions can affect us in the following ways:

•	Unfavorable conditions can depress sales and/or gross margins in a given market.
•

Food cost and fuel cost inflation experienced by the consumer can lead to reductions in the frequency of dining out and the amount spent by consumers for food-away-from-home purchases which could negatively impact our business by reduced demand for our products.

•	Heightened uncertainty in the financial markets negatively affects consumer confidence and discretionary spending and can cause disruptions with our customers and suppliers.
•

Liquidity issues and the inability of our customers, vendors and suppliers to consistently access credit markets to obtain cash to support operations can cause temporary interruptions in our ability to conduct day-to-day transactions involving the payment to or collection of funds from our customers, vendors and suppliers.

The uncertainty in the global economic environment has adversely affected both business and consumer confidence and spending, and uncertainty about the long-term investment environment could further depress capital investment and economic activity.

Competition in our industry may adversely impact our margins and our ability to retain customers, and makes it difficult for us to maintain our market share, growth rate and profitability

The foodservice distribution industry is highly competitive, with numerous regional and local competitors, and is a mature industry characterized by slowing revenue growth. Additionally, increased competition from non-traditional sources (such as club stores and commercial wholesale outlets with lower cost structures), group purchasing organizations or consolidation among competitors have served to further increase pressure on the industry’s profit margins, and continued margin pressure within the industry may have a material adverse impact on our operating results and profitability. New and increased competitive sources may result in increased focus on pricing and on limiting price increases, or may require increased discounting. Such competition may result in margin erosion and/or make it difficult for us to attract and retain customers.

Although our sales historically have grown faster than the market, in recent years we have experienced slowing revenue growth rates. These trends have placed pressure on our profit margins and made it more difficult to achieve growth and pass along cost increases.  We expect these trends to continue for the foreseeable future.  If we are unable to effectively differentiate ourselves from our competitors, our market share, sales and profitability, through increased expenditures or decreased prices, could be adversely impacted.

We may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs

The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. On average, on-highway diesel fuel prices increased approximately 2% and 14% in fiscal 2013 and 2012, respectively, as compared to the prior year. Volatile fuel prices have a direct impact on our industry. The cost of fuel affects the price paid by us for products as well as the costs incurred by us to deliver products to our customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee that we can do so again if another period of high fuel costs occurs. If fuel costs increase again in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our business and our profitability. We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at prices equal to the then-current market price for diesel. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in our paying higher than market costs for a portion of our diesel fuel.

Business and Operational Risks

Our ability to meet our long-term strategic objectives to grow the profitability of our business depends largely on the success of the Business Transformation Project

Our multi-year Business Transformation Project consists of:

•

the design and deployment of an Enterprise Resource Planning (ERP) system to implement an integrated software system to support a majority of our business processes and further streamline our operations;

•	an operating cost transformation initiative to lower our cost structure;
•	a product cost reduction and category management initiative to use market data and customer insights to make changes to product pricing and product assortment; and
•	several other initiatives.

Although we expect the investment in the Business Transformation Project to provide meaningful benefits to the company over the long-term, the costs exceeded the benefits during the testing stages of implementation of ERP, including in fiscal 2013.  Successfully managing deployment is critical to our business success.  While we expect all of the components of the Business Transformation Project to enhance our value proposition to customers and suppliers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.

The actual cost of the ERP system may be greater or less than currently expected and continued delays in the execution of deployment may adversely affect our business and results of operations

ERP implementations are complex and time-consuming projects that involve substantial investments in system software and implementation activities over a multi-year timeframe. Our cost estimates related to our ERP system are based on assumptions which are subject to wide variability, require a great deal of judgment, and are inherently uncertain.  Thus, the actual costs of the project in fiscal 2014 (and beyond) may be greater or less than currently expected.  We have encountered, and we may continue to encounter, the need for changes in design or revisions of the project calendar and budget, including incurring expenses at an earlier or later time than currently anticipated.  For example, we deployed our ERP system to three additional locations in fiscal 2013 and are experiencing improved functionality in many areas compared to past deployments; however, while the majority of the system functionality is performing as designed, we have identified areas of improvement to certain components of the system that we want to address before we continue deploying to additional locations.

In addition, implementation of the systems require significant management attention and resources over an extended period of time and any significant design errors or further delay in the implementation of the systems could materially and adversely affect our operating results and impact our ability to manage our business. Continued delays in deployment, additional operating problems discovered in the underlying information technology systems’ processes, cost overages or limitations on the extent of the business transformation during the ERP implementation process adversely affect our business and results of operations. In addition, because the implementation is expected to continue to involve a significant financial commitment, our business, results of operations and liquidity may also be adversely affected if the ERP system, and the associated process changes, do not prove to be cost effective or do not result in the cost savings and other benefits at the levels that we anticipate. There can be no guarantee that we will be able to realize the intended results of the system software and implementation activities. We expect costs to continue to outweigh benefits for fiscal 2014 as we continue deployment.

We may not realize anticipated benefits from our operating cost reduction efforts

We have implemented a number of cost reduction initiatives that we believe are necessary to position our business for future success and growth. Our future success and earnings growth depend upon our ability to achieve a lower cost structure and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity and reduced profitability. A variety of factors could cause us not to realize some of the expected cost savings, including, among other things, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time and unexpected costs associated with operating our business.  If we are unable to realize the anticipated benefits from our cost cutting efforts, we could become cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.     Furthermore, even if we realize the anticipated benefits of our cost reduction efforts, we may experience an adverse impact on our employees and customers which could negatively affect our sales and profits.

We may not realize the full anticipated benefits from our category management initiative

We are in the midst of deploying our category management initiative which encompasses a rigorous process whereby we use market data and customer insights to optimize the product assortment available to our customers, strengthen strategic relationships with our suppliers, and increase our sales and profit margins.  If our sales associates are not able to effectively gain acceptance of the new product assortment from our customers, or we and our suppliers are not able to absorb the significant administrative and process changes required, then we may not be able to successfully execute the category management initiative in the timeline we anticipate and we may not capture the financial and other benefits at the levels that we anticipate, or at all. Furthermore, even if we realize the anticipated benefits of our category management initiative, we may experience an adverse impact on our employees and customers which could negatively affect our sales and profits.

Conditions beyond our control can interrupt our supplies and increase our product costs

We obtain substantially all of our foodservice and related products from third-party suppliers. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us, however we believe the number of long-term contracts will increase as we progress with our category management initiative.  Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period.  Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

Adverse publicity about us or lack of confidence in our products could negatively impact our reputation and reduce earnings

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business, particularly to selling Sysco Brand products. The Sysco brand name, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Anything that damages our reputation or the public’s confidence in our products, whether or not justified, including adverse publicity about the quality, safety or integrity of our products or relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand, and could quickly affect our revenues and profits.

Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering could also severely injure our reputation or negatively impact the public’s confidence in our products. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales and profitability would be correspondingly decreased. In addition, instances of food-borne illnesses or food tampering or other health concerns (even those unrelated to the use of Sysco products), or public concern regarding the safety of our products, can result in negative publicity about the food service distribution industry and cause our sales and profitability to decrease dramatically.

Damage to our reputation and loss of brand equity could reduce demand for our products and services. This reduction in demand, together with the dedication of time and expense necessary to defend our reputation, could have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand. Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were to be tarnished by negative publicity including dissemination via print, broadcast or social media, or other forms of Internet-based communications. Adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence and reduce short-term or long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations. Any of these events could have a material negative impact on our results of operations and financial condition.

If sales to our independent restaurant customers continue to grow at a lower rate than sales to our large regional and national customers, our operating income may decline

Similar to industry trends, we are currently growing our large regional and national customers sales at a faster rate than our sales to independent restaurant locations.  Gross margin from our large regional and national customers is generally lower than that of our independent restaurant customers because we typically provide a higher level of services to these customers and are able to earn a higher gross margin as a result. If sales to our independent restaurant customers do not grow at the same or a greater rate as sales to our large regional and national customers, unless we are able to successfully increase prices or reduce our cost structure, our operating income may decline.

As we grow sales to large regional and national customers at a faster pace than we grow sales to independent restaurant customers, we face the risk that large regional and national customers will increase their proportion of our total sales, thus subjecting us to greater risk if we lose one or more of these customers and possibly enabling these larger customers to exert greater pressure on us to reduce our prices

If sales to our large regional and national customers continues to increase at a faster pace of growth than sales to our independent restaurant customers, we may become more dependent on large regional and national customers as they begin to represent a greater proportion of our total sales, and any loss of sales to these customers could have a material negative impact on our results of operations and financial condition.  Additionally, as a result of our greater dependence on these customers, we could be pressured by them to lower our prices.  In that event, we would need to achieve additional cost savings to offset these price reductions or our gross margins and profitability would be materially adversely affected. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

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

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business

We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as food safety and sanitation, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, human health and safety, and due to the services we provide in connection with governmentally funded entitlement programs. From time to time, both federal and state governmental agencies have conducted audits of our billing practices as part of investigations of providers of services under governmental contracts, or otherwise. We also receive requests for information from governmental agencies in connection with these audits. While we attempt to comply with all applicable laws and regulations, we cannot represent that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations.  We have received notice from the State of California and certain county district attorneys alleging violations of statutes related to the use of drop sites, which are temporary facilities for holding products prior to distributing them to customers.  We are fully cooperating with these parties in their investigations.  We have discontinued the use of drop sites across the enterprise.  While we believe we have mitigated the risk, we may face fines and penalties.

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

Product liability claims could materially impact our business

We, like any other seller of food, face the risk of exposure to product liability claims in the event that the use of products sold by Sysco causes injury or illness. We cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Further, even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.   With respect to product liability claims, we believe we have sufficient primary or excess umbrella liability insurance. However, this insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying our products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If Sysco does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce our net earnings and earnings per share.

We must finance and integrate acquired businesses effectively

Historically, a portion of our growth has come through acquisitions. If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our earnings per share may be materially adversely impacted. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise, or with a culture different from Sysco’s. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Significant acquisitions may also require the issuance of material additional amounts of debt or equity, which could materially alter our debt to equity ratio, increase our interest expense and decrease earnings per share, and make it difficult for us to obtain favorable financing for other acquisitions or capital investments.

We need access to borrowed funds in order to grow, and any default by us under our indebtedness could have a material adverse impact on cash flow and liquidity

A substantial part of our growth historically has been the result of acquisitions and capital expansion. We anticipate additional acquisitions and capital expansion in the future. As a result, our inability to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to expand. Moreover, any default under the documents governing our indebtedness could have a significant adverse effect on our cash flows, as well as the market value of our common stock.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position

As of June 29, 2013, we had approximately $3 billion of total indebtedness. We have a Board-approved commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1.3 billion; a revolving credit facility supporting our U.S. and Canadian commercial paper programs in the amount of $1.0 billion set to expire on December 29, 2016, with $925 million extended to December 29, 2017; certain uncommitted bank lines of credit providing for unsecured borrowings for working capital of up to $95.0 million; and a €75.0 million (Euro) multicurrency revolving credit facility for use by our Irish subsidiary set to expire September 25, 2013, which is subject to extension.  Our indebtedness may further increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures. Our increased level of indebtedness and the ultimate cost of such indebtedness could have a negative impact on our liquidity, cost of capital and financial results.  In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and any alternative financing measures available may not be successful and may not permit us to meet our scheduled debt service obligations.

We rely on technology in our business and any technology disruption or delay in implementing new technology could have a material negative impact on our business

 Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network. We use software and other technology systems, among other things, to generate and select orders, to load and route trucks, to make purchases, manage our warehouses and to monitor and manage our business on a day-to-day basis.  Any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business and result in increased costs and lower profits.

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

We may be required to pay material amounts under multiemployer defined benefit pension plans

 We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees. Approximately 10% of our current employees are participants in such multiemployer plans. In fiscal 2013, our total contributions to these plans were approximately $66 million, which included payments for withdrawal liabilities of $32 million. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit.  Based upon the information available to us from plan administrators, we believe that several of these multiemployer plans are underfunded. The unfunded liabilities of these plans may result in increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $220 million as of June 29, 2013.  A significant increase to funding requirements could adversely affect the Company’s financial condition, results of operations or cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines

At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (Retirement Plan) as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.  While these actions will serve to limit future growth in our pension liabilities, we had a sizable pension obligation of $2.7 billion as of June 29, 2013 therefore financial market factors could impact our funding requirements.  Although recent pension funding relief legislation has served to defer some required funding, additional contributions may be required if our plan is not fully funded when the provisions that provided the relief are phased out.  See Note 13, “Company-Sponsored Employee Benefit Plans” to the Consolidated Financial Statements in Item 8 for a discussion of the funded status of the Retirement Plan.

The amount of our annual contribution to the plan is dependent upon, among other things, the returns on the plan’s assets and discount rates used to calculate the plan’s liability. Our Retirement Plan holds investments in both equity and fixed income securities.  Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase.  The projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our minimum funding requirements. Specifically, decreases in these interest rates may have an adverse impact on our funding obligations. To the extent financial markets experience future declines similar to those experienced in fiscal 2008 through the beginning of fiscal 2010, and/or interest rates on high quality bonds in the public markets decline, our required contributions may increase for future years as our funded status decreases, which could have an adverse impact on our liquidity.

Failure to successfully renegotiate union contracts could result in work stoppages

As of June 29, 2013, approximately 8,100 employees at 51 operating companies were members of 57 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. In fiscal 2014, 19 agreements covering approximately 2,800 employees have expired or will expire. Since June 29, 2013, two contract covering approximately 300 of such employees have been renegotiated. Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages. Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

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

A cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with customers

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, business partners and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers personal information, private information about employees, and financial and strategic information about the Company and its business partners. Further, as the Company pursues its strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each state, province or country and the aggregate square footage devoted to cold and dry storage as of June 29, 2013.

Location	Number of Facilities	Cold Storage (Square Feet in thousands)	Dry Storage (Square Feet in thousands)	Segment Served*
Alabama	2	184	130	BL
Alaska	1	41	28	BL
Arizona	2	129	117	BL, O
Arkansas	2	131	88	BL, O
California	17	1,284	1,225	BL, S, O
Colorado	4	274	212	BL, S, O
Connecticut	3	160	110	BL, O
District of Columbia	1	7	7	BL
Florida	15	1,199	889	BL, S, O
Georgia	5	294	431	BL, S, O
Idaho	2	84	88	BL
Illinois	6	402	535	BL, S, O
Indiana	1	100	109	BL
Iowa	1	93	95	BL
Kansas	1	177	171	BL
Kentucky	1	92	106	BL
Louisiana	1	134	113	BL
Maine	1	59	50	BL
Maryland	2	291	252	BL
Massachusetts	2	249	229	BL, S
Michigan	3	320	300	BL, S
Minnesota	3	239	194	BL
Mississippi	1	95	69	BL
Missouri	2	106	94	BL, S
Montana	1	120	121	BL
Nebraska	1	143	129	BL
Nevada	3	193	156	BL, O
New Jersey	4	140	453	BL, O
New Mexico	1	120	108	BL
New York	4	417	361	BL, O
North Carolina	6	332	303	BL, S, O
North Dakota	1	46	59	BL
Ohio	6	407	423	BL, S, O
Oklahoma	4	192	149	BL, S, O
Oregon	3	177	160	BL, S
Pennsylvania	4	459	405	BL, S
Rhode Island	1	3	-	BL
South Carolina	1	191	98	BL
Tennessee	5	406	426	BL, O
Texas	19	1,107	1,053	BL, S, O
Utah	1	161	107	BL
Virginia	3	564	410	BL
Washington	1	134	92	BL
Wisconsin	3	287	299	BL, O
Bahamas	1	90	23	BL
Alberta, Canada	3	209	202	BL
British Columbia, Canada	8	280	232	BL, O
Manitoba, Canada	1	78	74	BL
New Brunswick, Canada	2	85	41	BL
Newfoundland, Canada	1	33	22	BL
Nova Scotia, Canada	1	31	42	BL
Ontario, Canada	10	435	394	BL, O
Quebec, Canada	6	148	202	BL
Saskatchewan, Canada	1	40	54	BL

Location	Number of Facilities	Cold Storage (Square Feet in thousands)	Dry Storage (Square Feet in thousands)	Segment Served*
Ireland	6	94	71	BL
Northern Ireland	1	2	8	BL
Puerto Rico	1	8	-	O
Total	193	13,276	12,319

*  Segments served include Broadline (BL), SYGMA (S) and Other (O).

We own approximately 21,070,000 square feet of our distribution facilities (or 82.3% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2014 to fiscal 2032, exclusive of renewal options.

We own our approximately 625,000 square foot headquarters office complex in Houston, Texas.  In addition, we own our approximately 669,000 square foot shared services complex in Cypress, Texas.

We are currently constructing a fold-out facility in Ontario, Canada.

As of June 29, 2013, our fleet of approximately 9,100 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods.  We own approximately 94% of these vehicles and lease the remainder.

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

			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
Fiscal 2012:
First Quarter	$31.73	$25.48	$0.26
Second Quarter	29.62	25.09	0.27
Third Quarter	31.18	28.70	0.27
Fourth Quarter	30.20	27.05	0.27
Fiscal 2013:
First Quarter	$31.41	$28.23	$0.27
Second Quarter	32.40	29.75	0.28
Third Quarter	35.62	30.55	0.28
Fourth Quarter	35.40	33.07	0.28

The number of record owners of Sysco’s common stock as of August 14, 2013 was 12,469.

We  made the following share repurchases during the fourth quarter of fiscal 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
March 31 – April 27	1,600,486	$34.66	1,572,700	11,813,900
Month #2
April 28 – May 25	1,716,725	34.78	1,500,000	10,313,900
Month #3
May 26 – June 29	8,616,830	34.19	8,599,703	1,714,197
Total	11,934,041	$34.33	11,672,403	1,714,197

On November 16, 2011, the Board of Directors approved the repurchase of 20,000,000 shares.  Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.

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

 The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Index was $100 on the last trading day of fiscal 2008, and that all dividends were reinvested.  Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/28/08
6/27/09
7/3/10
7/2/11
6/30/12
6/29/13
Sysco Corporation
S&P 500 Index
S&P 500 Food/Staples Retail Index

	6/28/08	6/27/09	7/3/10	7/2/11	6/30/12	6/29/13
Sysco Corporation	$100	$85	$108	$124	$122	$144
S&P 500	100	74	84	112	116	140
S&P 500 Food/Staple Retail Index	100	82	83	108	125	151

Item 6.  Selected Financial Data

	Fiscal Year
	2013	2012	2011	2010 (53 Weeks)	2009
	(In thousands except for per share data)
Sales	$44,411,233	$42,380,939	$39,323,489	$37,243,495	$36,853,330

Operating income	1,658,478	1,890,632	1,931,502	1,975,868	1,872,211

Earnings before income taxes	1,547,455	1,784,002	1,827,454	1,849,589	1,770,834
Income taxes	555,028	662,417	675,424	669,606	714,886
Net earnings	$992,427	$1,121,585	$1,152,030	$1,179,983	$1,055,948

Net earnings:
Basic earnings per share	$1.68	$1.91	$1.96	$1.99	$1.77
Diluted earnings per share	1.67	1.90	1.96	1.99	1.77

Dividends declared per share	$1.11	$1.07	$1.03	$0.99	$0.94

Total assets	$12,663,947	$12,137,207	$11,427,190	$10,336,436	$10,160,321
Capital expenditures	511,862	784,501	636,442	594,604	464,561

Current maturities of long-term debt	$207,301	$254,650	$207,031	$7,970	$9,163
Long-term debt	2,639,986	2,763,688	2,279,517	2,472,662	2,467,486
Total long-term debt	2,847,287	3,018,338	2,486,548	2,480,632	2,476,649
Shareholders’ equity	5,191,810	4,685,040	4,705,242	3,827,526	3,449,702
Total capitalization	$8,039,097	$7,703,378	$7,191,790	$6,308,158	$5,926,351
Ratio of long-term debt to capitalization	35.4%	39.2%	34.6%	39.3%	41.8%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Any non-GAAP financial measure will be denoted as an adjusted measure and our fiscal 2013 comparisons to fiscal 2012 exclude the impact from Business Transformation Project costs, multiemployer pension plan charges, severance charges, executive retirement plans restructuring, a  one-time acquisition related charge and facility closure charges. Collectively, these are referred to as Excluded Charges.   Our fiscal 2012 comparisons to fiscal 2011 exclude the impact from Business Transformation Project costs, multiemployer pension plan charges, severance charges, corporate-owned life insurance (COLI) policies and certain tax benefits.  More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.  Our operations are primarily located throughout the United States, Bahamas, Canada, Ireland and Northern Ireland and include broadline companies (which include our custom-cut meat operations), SYGMA (our chain restaurant distribution subsidiary), specialty produce companies, hotel supply operations, a company that distributes specialty imported products and a company that distributes to international customers.

We consider our primary market to be the foodservice market in the United States and Canada and estimate that we serve about 18% of this approximately $235 billion annual market.  According to industry sources, the foodservice, or food-away-from-home, market represents approximately 48% of the total dollars spent on food purchases made at the consumer level in the United States.

Industry sources estimate the total foodservice market in the United States experienced a real sales increase of approximately 1.3% in calendar year 2012 and a decline of  0.1% in calendar year 2011.  Real sales changes do not include the impact of inflation or deflation.

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

Highlights

Fiscal 2013 was a year in which we progressed with our Business Transformation Project while facing a challenging business and economic environment.  The foodservice industry has not fully participated in the overall economic recovery primarily due to constrained consumer spending for food-away-from-home.  Our results of operations reflect these challenges as well as expenses related to our Business Transformation Project, payroll costs, charges from the withdrawal from multiemployer pension plans and increased fuel expense.  We believe our sales growth and expense management on a cost per cases basis was acceptable, however gross profit did not grow as we planned due partially to competitive pressures and a shift in customer mix.  We will remain focused on the execution of our business plan and initiatives from our Business Transformation Project, with the goal for these items to contribute to the long-term success of our customers and in turn, growth in our earnings.  We acquired 14 companies during fiscal 2013, which represents annualized sales in excess of $1 billion.  We expect these acquisitions will contribute to our sales growth, enhance our international market presence and product assortment.

Comparison of results from fiscal 2013 to fiscal 2012:

•	Sales increased 4.8%, or $2.0 billion to $44.4 billion.
•	Operating income decreased 12.3%, or $232.2 million, to $1.7 billion.
•	Adjusted operating income decreased 1.7%, or $36.4 million, to $2.1 billion.
•	Net earnings decreased 11.5%, or $129.2 million, to $1.0 billion.
•	Adjusted net earnings increased 0.1%, or $1.4 million, to $1.3 billion.
•

Basic earnings per share in fiscal 2013 was $1.68, a 12.0% decrease from the comparable prior year period amount of  $1.91 per share.  Diluted earnings per share in fiscal 2013 was $1.67, a 12.1%  decrease from the comparable prior year period amount of $1.90 per share.

•	Adjusted diluted earnings per share was $2.14 in fiscal 2013, a 0.5% decrease from the comparable prior year amount of $2.15 per share.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Trends

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  Consumer confidence has improved since 2008, however it remains below its historical highs. We believe that the consumer is currently concerned about lingering unemployment levels and lack of growth in personal income.  We believe these items and other current general economic conditions, have negatively impacted consumer confidence and contributed to a slow rate of recovery in the foodservice market.  While these trends can be cyclical in nature, greater consumer confidence will be required to reverse the trend.  According to industry sources, real sales growth for the total foodservice market in the United States is expected to be modest over the long-term.  Non-traditional competitors are becoming more of a factor in terms of competition within our industry, and consumer spending trends are gradually shifting more to fresh, natural and sustainably-produced products.  We believe these industry trends reinforce the need for us to transform our business so that we can be in a position to provide greater value to our customers and reduce our overall cost structure.

Our gross margin performance has been influenced by multiple factors.  Our sales growth in fiscal 2013 was greater with our large regional and national customers.  Gross margin from these types of customers is generally lower than our independent restaurant customers.  If sales from our independent restaurant customers do not grow at the same rate or a greater rate than sales from these large regional and national customers, our gross margins may decline.  Additional pressure exists on our gross margin from competitive pricing pressures.  Low growth in the foodservice market is contributing to increased competition which is in turn pressuring gross profits.  We expect this pricing pressure will likely continue.  Inflation can be a factor that contributes to gross margin pressure; however, inflation rates remained relatively stable throughout fiscal 2013 at a rate between 2.0% to 2.5%.  Inflation was present in certain product categories such as poultry and meat, but was not significant in the majority of our product categories.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.

We have experienced higher operating expenses this fiscal year as compared to fiscal 2012.  Our Business Transformation Project has been a primary contributor to this increase.  This project is a key part of our strategy to control costs and grow our market share over the long-term.  This project includes an integrated software system that went into deployment in August 2012, resulting in increased deployment expenses and software amortization.  In fiscal 2012, we were still building and testing our software and therefore had a greater amount of capitalized costs.  We believe expenses related to the project in fiscal 2014 will be similar to the costs incurred in fiscal 2013.  Operating expenses have also increased due to provisions related to multiemployer pension plan withdrawals.  These pension plan provisions generally occur when a collective bargaining agreement is being renewed.  Pay-related expenses have increased primarily from acquired companies and within delivery areas of our business, however these have been partially offset by lower costs in the selling and information technology areas due to initiatives from our Business Transformation Project.  Fuel costs have increased due to both increases diesel prices and gallon usage.

Our retirement-related expenses consist primarily of costs from our company-sponsored qualified pension plan (Retirement Plan),  our Supplement Executive Retirement Plan (SERP) and our defined contribution plan.  The net impact in fiscal 2013 of our retirement-related expenses as compared to fiscal 2012 was an increase of $31.3 million.  At the end of fiscal 2012, we decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all United States-based (U.S.-based) salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.  Absent the Retirement Plan freeze discussed above, net company-sponsored pension costs would have increased $106.9 million in fiscal 2013, however because of the freeze the costs decreased as compared to fiscal 2012.  Our expenses related to our defined contribution plan increased in fiscal 2013.  During fiscal 2013, we approved a plan to restructure our executive nonqualified retirement program, including the SERP, by freezing benefits.  We believe this restructuring more closely aligns our executive plans with our non-executive plans.  As a result of this restructuring, we incurred $21.0 million in charges in fiscal 2013.  We expect our retirement-related expenses will decrease in the range of $75 million to $85 million in fiscal 2014 as compared to fiscal 2013.  A greater portion of the decrease will occur in the second half of fiscal 2014 due to operation of our enhanced, defined contribution plan for a one-year period.    Excluding the $21.0 million restructuring charge in fiscal 2013, the decrease is expected to be $50 million to $60 million in fiscal 2014.  Over the long-term, we believe the changes to all of these retirement programs will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses.

We expect gross margin pressure to persist in fiscal 2014; however, we intend to achieve sales case growth and to reduce costs per case to improve our earnings performance trends in fiscal 2014 as compared to fiscal 2013.

Strategy

We are focused on optimizing our core broadline business in the United States, Canada and Ireland, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value by expanding beyond our core business.  Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming each of our customers’ most valued and trusted business partner.  We have identified five strategies to help us achieve our mission and vision:

•

Profoundly enrich the experience of doing business with Sysco:  Our primary focus is to help our customers succeed.  We believe that by building on our current competitive advantages, we will be able to further differentiate our offering to customers.  Our competitive advantages include our sales force of over 7,000 marketing associates; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers such as business reviews and menu analysis; and our wide geographic presence in the United States and Canada.  In addition, we have a portfolio of businesses spanning broadline, specialty meat, chain restaurant distribution, specialty produce, hotel amenities, specialty import and export which serves our customers’ needs across a wide array of business segments.  Through our Sysco Ventures platform, we are developing a suite of technology solutions that help support the administrative needs of our customers.  We believe this strategy of enriching the experience of doing business with Sysco will increase customer retention and profitably accelerate sales growth with both existing and new customers.

•

Continuously improve productivity in all areas of our business:  Our multi-year Business Transformation Project is designed to improve productivity and reduce costs.  An integrated software system is included in this project and will support a majority of our business processes to further streamline our operations and reduce costs.  These systems are commonly referred to as Enterprise Resource Planning (ERP) systems.  We view the technology as an important enabler of this project; however the larger outcome of this project will be from transformed processes that standardize portions of our operations.  This includes a shared business service center to centrally manage certain back-office functions that are currently performed at a majority of our operating companies.  This project includes other components to lower our cost structure through improved productivity without impacting our service to our customers.  We continue to optimize warehouse and delivery activities across the corporation to achieve a more efficient delivery of products to our customers and we seek to improve sales productivity and lower general and administrative costs.  We also have a product cost reduction and category management initiative to use market data and customer insights to make changes to product pricing and product assortment.

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

Business Transformation Project

Our multi-year Business Transformation Project consists of:

•	the design and deployment of an ERP system to implement an integrated software system to support a majority of our business processes and further streamline our operations;
•	a cost transformation initiative to lower our cost structure;
•	a product cost reduction and category management initiative to use market data and customer insights to make changes to product pricing and product assortment; and
•	several other initiatives.

We deployed our ERP system to three additional locations in fiscal 2013 and experienced improved functionality in many areas compared to past deployments.  Our shared services center, Sysco Business Services, continues to expand and provide a broader array of centralized administrative services.  The majority of the system functionality is performing as designed; however, we have identified areas for improvement to certain components of the system that we want to address before we continue deploying to additional locations.  These improvements include simplifying certain processes to improve response times and reduce system loads.  We believe that this will improve system stability and result in improved ability to scale the system as we move forward.  While these improvements are being made, we will continue implementing individual modules such as our human resource module and continue with other Business Transformation initiatives.  We intend to deploy the system to one additional location around the end of this calendar year.  If our updates are successful, we anticipate that further deployment will resume early in calendar 2014.  Our deployment schedule will be further defined at that time.

Our cost transformation initiative seeks to lower our cost structure by $300 million to $350 million annually by fiscal 2015.  These include initiatives to increase our productivity in the warehouse and delivery activities including fleet management and maintenance activities.  It also involves improving sales productivity and reducing general and administrative expenses, partially through aligning compensation and benefit plans.  Efforts from our cost transformation initiatives in fiscal 2013 spanned many areas of operations.  We completed the implementation of maintenance management tools in our United States Broadline (U.S. Broadline) companies.  A customer relationship management tool has been implemented in our U.S. Broadline companies that will improve sales productivity.  We restructured our information technology department and contracted with a third party provider for information technology managed services.  For our U.S. Broadline companies, we accelerated the implementation of our human resource module from our ERP system which is expected to be complete by the third quarter of fiscal 2014.  Also, in our U.S. Broadline companies we began centralizing field finance work to our shared services center.  We believe this transition will be complete by December 2013.  We have begun implementing enhancements to our routing technology and processes to improve delivery efficiencies and expect this initiative to be complete by fiscal 2015.  Lastly, our retirement programs have been restructured, which we believe will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses in the long-term.

Our product cost reduction and category management initiative is designed to lower our total product costs by $250 million to $300 million annually by fiscal 2015 and to align our product assortment with current customer demand.  We are using market data and customer insights to make changes to our product assortment while building strategic partnerships with our suppliers.  We believe there are opportunities to more effectively provide the products that our customers want, commit to greater volumes with our suppliers and create mutual benefits for all parties.  We believe that procuring greater quantities with select vendors will result in reduced prices for our product purchases.  In fiscal 2013, our product cost reduction and category management initiative was active in reducing SKUs in our inventory and increasing participation in our centralized purchasing initiative.  We are in the process of piloting four product categories in our category management initiative and have received encouraging acceptance rates from our customers of our new assortment of products.  Our suppliers have engaged in the process and appreciate building strategic partnerships that include customer insights into current trends and product innovations..

Expenses related to the Business Transformation Project were $330.5 million in fiscal 2013 or $0.36 per share, $193.1 million in fiscal 2012 or $0.21 per share and $102.6 million in fiscal 2011 or $0.11 per share.  The increase in costs in 2013 was largely attributable to deployment costs and software amortization, which began in August 2012.  Software amortization totaled $76.8 million in 2013.  The increase in costs in 2012 was due to increased project spending, reduced capitalization of expenditures and expenses due to the ramp up of our shared services center.  We anticipate that project expenses for fiscal 2014 will be similar to fiscal 2013.  Despite the increase in expense, our cash outlay for our Business Transformation Project, which excludes non-cash software amortization, decreased approximately $48 million as compared to fiscal 2012.

Our goal for our Business Transformation Project is to generate approximately $550 million to $650 million in annual benefits to be achieved by fiscal 2015.  In fiscal 2013, we believe we exceeded our goal of realizing approximately 25% of the total benefit.  In fiscal 2014, we believe we can obtain approximately 50% to 70% of the total targeted benefit.  If we are successful in obtaining these benefits in fiscal 2014, some of the trends in gross profits and operating expenses noted above could be favorably impacted.

Our original goal was to grow our diluted earnings per share to $2.50 to $2.75 by fiscal 2015.  Despite the success of our Business Transformation Project, our diluted earnings per share has not grown as originally anticipated due to the difficult economic environment and the general operating performance of our underlying business that did not meet our expectations.  We no longer believe we will achieve our original goal of producing diluted earnings per share to $2.50 to $2.75 by fiscal 2015.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of sales	82.3	81.9	81.2
Gross profit	17.7	18.1	18.8
Operating expenses	14.0	13.6	13.9
Operating income	3.7	4.5	4.9
Interest expense	0.3	0.3	0.3
Other expense (income), net	(0.0)	(0.0)	(0.0)
Earnings before income taxes	3.4	4.2	4.6
Income taxes	1.2	1.6	1.7
Net earnings	2.2%	2.6%	2.9%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the prior year:

	2013	2012
Sales	4.8%	7.8%
Cost of sales	5.3	8.7
Gross profit	2.5	3.8
Operating expenses	7.3	5.9
Operating income	(12.3)	(2.1)
Interest expense	13.3	(4.1)
Other expense (income), net	158.2 (1)	(52.4) (1)
Earnings before income taxes	(13.3)	(2.4)
Income taxes	(16.2)	(1.9)
Net earnings	(11.5)%	(2.6)%

Basic earnings per share	(12.0)%	(2.6)%
Diluted earnings per share	(12.1)	(3.1)

Average shares outstanding	0.3	0.2
Diluted shares outstanding	0.6	0.1

(1)     Other expense (income), net was income of $17.5 million in fiscal 2013, $6.8 million in fiscal 2012 and $14.2 million in fiscal 2011.

Sales

Sales for fiscal 2013 were 4.8% higher than fiscal 2012.  Sales for fiscal 2013 increased as a result of product cost inflation and the resulting increase in selling prices, sales from acquisitions that occurred within the last 12 months and case volume growth.  Our sales growth in fiscal 2013 was greater with our large regional and national customers as compared to sales growth with our independent restaurant customers.  We believe our independent sales growth has been negatively influenced by lower consumer sentiment.   Case volumes excluding acquisitions within the last 12 months improved 1.3% in fiscal 2013.  Our case volumes represent our results from our Broadline and SYGMA segments only.  Sales from acquisitions within the last 12 months favorably impacted sales by 1.5% for fiscal 2013.  Our acquisition activity has been greater in fiscal 2013 as compared to fiscal 2012.  We estimate the carryover impact into fiscal 2014 will cause sales to increase by approximately 1.0%.  We expect to continue the trend of closing acquisitions in fiscal 2014 that will continue to add at least 1.0% in total annualized sales from new acquisitions in fiscal 2014.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.2% during fiscal 2013.  Case volumes including acquisitions within the last 12 months improved approximately 2.6% in fiscal 2013.   The changes in the exchange rates used to translate our foreign sales into U.S. dollars did not have a significant impact on sales when compared to fiscal 2012.

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

Fiscal 2013 vs. Fiscal 2012

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2013	2012	Change in Dollars	% Change
	(In thousands)
Gross profit	$7,867,591	$7,676,577	$191,014	2.5%
Operating expenses	6,209,113	5,785,945	423,168	7.3
Operating income	$1,658,478	$1,890,632	$(232,154)	(12.3)%

Gross profit	$7,867,591	$7,676,577	$191,014	2.5%
Adjusted operating expenses (Non-GAAP)	5,783,854	5,556,468	227,386	4.1
Adjusted operating income (Non-GAAP)	$2,083,737	$2,120,109	$(36,372)	(1.7)%

The decrease in operating income in fiscal 2013 as compared to fiscal 2012 was primarily driven by increased expenses, including charges related to our Business Transformation Project and increased pay-related expenses.

Gross profit dollars increased in fiscal 2013 as compared to fiscal 2012 primarily due to increased sales.  Gross margin, which is gross profit as a percentage of sales, was 17.72% in fiscal 2013, a decline of 39 basis points from the gross margin of 18.11% in fiscal 2012.  This decline in gross margin was partially the result of increased growth from large regional and national customers.  Gross margin from these types of customers is generally lower than other types of customers.  As seen in our results during fiscal 2013, if sales from our independent restaurant customers do not grow at the same rate sales from these large regional and national customers, our gross margins may decline.  Increased competition resulting from a slow-growth market also contributed to the decline in gross margins.

 We estimate that Sysco’s product cost inflation was 2.2% during fiscal 2013.  Based on our product sales mix for fiscal 2013, we were most impacted by higher levels of inflation in the poultry and meat product categories.  While we cannot predict whether inflation will occur, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Operating expenses for fiscal 2013 increased 7.3%, or $423.2 million, over fiscal 2012, primarily due to increased expenses from our Business Transformation Project, pay-related expenses, charges related to multiemployer pension plan withdrawals, depreciation and amortization expense and fuel.  Adjusted operating expenses increased 4.1%, or $227.4 million, in fiscal 2013 over fiscal 2012.  The increase in adjusted operating expenses was primarily due to increased pay-related expenses, depreciation and amortization expense and fuel.

Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $330.5 million in fiscal 2013 and $193.1 million in fiscal 2012, representing an increase of $137.4 million.  The increase in fiscal 2013 resulted in part from the initiation of software amortization as the system was placed into service in August 2012.  The increase in depreciation and amortization expense related to the Business Transformation Project was $59.6 million in fiscal 2013 over fiscal 2012.  Our project was not in the deployment stage during any period of fiscal 2012; therefore, a greater portion of the costs were capitalized in fiscal 2012.  We anticipate that project expenses for fiscal 2014 will be similar to fiscal 2013.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project and retirement-related expenses, increased by $48.3 million in fiscal 2013 over fiscal 2012.  The increase was primarily due to added costs from companies acquired in the last 12 months and increased delivery and warehouse compensation.  Delivery and warehouse compensation includes activity-based pay which will increase when our case volumes increase.  Additionally, pay rates have been higher particularly in geographies where oil and gas exploration occurs due to labor shortages.  These increases were partially offset by reduced sales and information technology pay-related expenses as a result of some of our Business Transformation initiatives.  During fiscal 2013, we streamlined our sales management organization and modified marketing associate compensation plans.  We also restructured our information technology department during the mid-point of fiscal 2013, reducing headcount as a result.

Our retirement-related expenses consist primarily of costs from our Retirement Plan, SERP and our defined contribution plan.  The net impact in fiscal 2013 of our retirement-related expenses as compared to fiscal 2012 was an increase of $31.3 million, consisting of $48.1 million increased costs from the defined contribution plan, a $20.8 million decrease in our net company-sponsored pension costs and approximately $4 million for other costs.  At the end of fiscal 2012, Sysco decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.  Absent the Retirement Plan freeze, net company-sponsored pension costs would have increased $106.9 million in fiscal 2013.  During fiscal 2013, we approved a plan to restructure our executive nonqualified retirement program including the SERP and our executive deferred compensation plan.  A non-qualified defined contribution plan became effective on January 1, 2013 as a replacement plan and benefits were frozen under the SERP at the end of fiscal 2013.  We believe this restructuring more closely aligned our executive plans with our non-executive plans.  As a result of this restructuring, we incurred $21.0 million in charges in fiscal 2013.  We expect our retirement-related expenses in fiscal 2014 as compared to fiscal 2013 will decrease in the range of $75 million to $85 million primarily from reduced expenses of our Retirement Plan, partially offset by increased defined contribution plan expenses.  A greater portion of the decrease will occur in the second half of fiscal 2014 due to operation of our enhanced, defined contribution plan for a one-year period.  Excluding the $21.0 million restructuring charge in fiscal 2013 and the decrease in fiscal 2014 is expected to be $50 million to $60 million.  Over the long-term, we believe the changes to all of these retirement programs will result in reduced volatility of retirement-related expenses and a reduction in total retirement-related expenses.

Depreciation and amortization expense increased by $95.6 million in fiscal 2013 over fiscal 2012.  The increase related to our Business Transformation Project is described above.  The remaining increase of $36.0 million in fiscal 2013 was primarily related to assets that were not placed in service in fiscal 2012 that were in service in fiscal 2013, primarily from new facilities, property from new acquisitions and expansions.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In fiscal 2013 and fiscal 2012, we recorded provisions of $41.9 million and $21.9 million, respectively, related to multiemployer pension plan withdrawals.

Fuel costs increased by $18.9 million in fiscal 2013 over fiscal 2012.  The increase was primarily due to increased contracted diesel prices and increased gallon usage.  Our costs per gallon increased 2.8% in fiscal 2013 over fiscal 2012.  Our activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.  We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.

Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods.  In fiscal 2013, the forward purchase commitments resulted in an estimated $17.8 million of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.  In fiscal 2012, the forward purchase commitments resulted in an estimated $20.2 million of avoided fuel costs as the fixed price contracts were generally lower than market prices for the contracted volumes.

As of June 29, 2013, we had forward diesel fuel commitments totaling approximately $204.0 million through August 2014.  These contracts will lock in the price of approximately 60% to 65% of our fuel purchase needs for the remainder of the fiscal year at prices slightly lower than the current market price for diesel.  Assuming that fuel prices do not rise significantly over recent levels during fiscal 2014, fuel costs, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $10 to $20 million as compared to fiscal 2013.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2014 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

We also measure our expense performance on a cost per case basis.  This metric is calculated by taking the total operating expense of our Broadline companies, excluding charges multiemployer pension plans and severance charges,  divided by the number of cases sold.  We seek to grow our sales and either minimize or reduce our costs on a per case basis.    Our fiscal 2013 cost per case decreased by more than $0.03 per case as compared to fiscal 2012 primarily from reduced pay-related expenses from our sales and information technology areas, partially offset by increased costs from delivery and warehouse pay-related expenses, increased retirement-related expenses and fuel increases.  We expect to continue to reduce our Broadline companies cost per case in fiscal 2014 by approximately $0.05 per case partially from reduced retirement-related expenses.

Fiscal 2012 vs. Fiscal 2011

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2012	2011	Change in Dollars	% Change
	(In thousands)
Gross profit	$7,676,577	$7,394,712	$281,865	3.8%
Operating expenses	5,785,945	5,463,210	322,735	5.9
Operating income	$1,890,632	$1,931,502	$(40,870)	(2.1)%

Gross profit	$7,676,577	$7,394,712	$281,865	3.8%
Adjusted operating expenses (Non-GAAP)	5,560,189	5,338,506	221,683	4.2
Adjusted operating income (Non-GAAP)	$2,116,388	$2,056,206	$60,182	2.9%

The decrease in operating income from fiscal 2012 to fiscal 2011 was primarily driven by declines in gross margin and increased operating expenses partially from increased expenses from payroll and our Business Transformation Project.  These expense increases were partially offset by increases in gross profit dollars.

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

Operating expenses for fiscal 2012  increased 5.9% primarily due to increased pay-related expenses, increased expenses related to our Business Transformation Project, increased fuel costs and an unfavorable year-over-year comparison on the amounts recorded to adjust the carrying value of COLI policies to their cash surrender values as compared to the prior year period.  These increases were partially offset by decreases in net company-sponsored pension costs and lower provisions related to multiemployer pension plans.    Adjusted operating expenses increased 4.2%, or $221.7 million, in fiscal 2012 over fiscal 2011.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, increased by $153.7 million in fiscal 2012 over fiscal 2011.  The increase was primarily due to increased sales and delivery compensation and added costs from companies acquired within the last 12 months.   Sales compensation includes commissions which are driven by gross profit dollars and case volumes, and delivery compensation includes activity-based pay which is driven by case volumes.  Since these drivers were variable in nature, increased gross profit dollars and cases volumes increased sales and delivery compensation.  Also contributing to the increase in pay-related expenses was an increase in severance incurred in fiscal 2012 over fiscal 2011 of $5.7 million.

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

Our fiscal 2012, our Broadline companies cost per case increased approximately $0.04 per case as compared to fiscal 2011 primarily from increased pay-related expenses and higher fuel costs.

Net Earnings

Net earnings decreased 11.5% in fiscal 2013 from fiscal 2012 due primarily to the changes in operating income discussed above.  Adjusted net earnings increased 0.1% in fiscal 2013.  The increase in adjusted net earnings in fiscal 2013 was primarily from increased gross profits, partially offset by increases in adjusted operating expenses that were primarily due to increased pay-related expenses, depreciation and amortization expense and fuel.

Net earnings for fiscal 2012 decreased  2.6% over fiscal 2011.  This decrease was primarily due to changes in operating income discussed above.  Adjusted net earnings increased 4.6% during fiscal 2012.

The effective tax rate of 35.87% for fiscal 2013 was favorably impacted primarily by two items.  First, we recorded a tax benefit of $14.0 million related to changes in estimates for the prior year domestic tax provision.  Second, we recorded a tax benefit of $8.8 million related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  The effective tax rate was negatively impacted by the recording of $5.7 million in tax and interest related to various federal, foreign and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

Earnings Per Share

Basic earnings per share in fiscal 2013 was $1.68, a  12.0% decrease from the comparable prior year period amount of $1.91 per share.  Diluted earnings per share in fiscal 2013 was $1.67, a 12.1% decrease from the comparable prior year period amount of $1.90 per share.  This decrease was primarily the result of the factors discussed above.  Adjusted diluted earnings per share in fiscal 2013 was $2.14, a decrease of 0.5% from the comparable prior year period amount of $2.15.

All earnings per share metrics for the fiscal 2013 were partially impacted from greater shares outstanding.  Sysco experienced a greater number of stock option exercises in fiscal 2013 as compared to fiscal 2012, which has increased the number of shares outstanding.

Basic and diluted earnings per share in fiscal 2012 were $1.91 and $1.90, respectively.  This represents a 2.6% decrease from the comparable prior year period amount for basic earnings per share of $1.96 per share and a 3.1% decrease from the comparable prior year period amount for diluted earnings per share of $1.96.  This decrease was primarily the result of the factors discussed above.    Adjusted diluted earnings per share was $2.14 in fiscal 2012 and $2.05 in fiscal 2011, or an increase of 4.4%.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from the Business Transformation Project (BTP costs), multiemployer pension plans (MEPP), severance, executive retirement plans restructuring, a one-time acquisition related charge and facility closure charges.  Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of these items  provides an important perspective with respect to underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over year basis.

Additionally, near the end of fiscal 2011, we reallocated all of our investments in our COLI policies into low-risk, fixed-income securities and therefore we do not expect significant volatility in operating expenses, operating income, net earnings and diluted earnings per share in future periods related to these policies.  We experienced significant gains in these policies during fiscal 2011.  In addition, we recorded tax benefits in fiscal 2011.  As such, the comparison of fiscal 2012 and fiscal 2011 is also adjusted for COLI gains and recognized tax benefits.

The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes.  These financial measures should not be used as a substitute in assessing the company’s results of operations for periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  As a result, in the tables below, where applicable, each period presented is adjusted to remove costs of the Business Transformation Project, MEPP, severance, executive retirement plan restructuring, a one-time acquisition related charge, facility closure charges, COLI gains and recognized tax benefits.

Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for fiscal 2013 and fiscal 2012:

	2013	2012	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$6,209,113	$5,785,945	$423,168	7.3%
Impact of BTP costs	(330,544)	(193,126)	(137,418)	71.2
Impact of MEPP charge	(41,876)	(21,899)	(19,977)	91.2
Impact of severance charge	(23,206)	(14,452)	(8,754)	60.6
Impact of restructuring executive retirement plans	(20,990)	-	(20,990)
Impact of one-time acquisition-related charge	(5,998)	-	(5,998)
Impact of facility closure charges	(2,645)	-	(2,645)
Adjusted operating expenses (Non-GAAP)	$5,783,854	$5,556,468	$227,386	4.1%

Operating Income (GAAP)	$1,658,478	$1,890,632	$(232,154)	(12.3)%
Impact of BTP costs	330,544	193,126	137,418	71.2
Impact of MEPP charge	41,876	21,899	19,977	91.2
Impact of severance charge	23,206	14,452	8,754	60.6
Impact of restructuring executive retirement plans	20,990	-	20,990
Impact of one-time acquisition-related charge	5,998	-	5,998
Impact of facility closure charges	2,645	-	2,645
Adjusted operating income (Non-GAAP)	$2,083,737	$2,120,109	$(36,372)	(1.7)%

Net earnings (GAAP)	$992,427	$1,121,585	$(129,158)	(11.5)%
Impact of BTP costs (net of tax) (1)	211,978	121,418	90,560	74.6
Impact of MEPP charge (net of tax) (1)	26,855	13,768	13,087	95.1
Impact of severance charge (net of tax) (1)	14,882	9,086	5,796	63.8
Impact of restructuring executive retirement plans (net of tax) (1)	13,461	-	13,461
Impact of one-time acquisition-related charge (no tax impact)	5,998	-	5,998
Impact of facility closure charge (net of tax) (1)	1,696	-	1,696
Adjusted net earnings (Non-GAAP)	$1,267,297	$1,265,857	$1,440	0.1%

Diluted earnings per share (GAAP)	$1.67	$1.90	$(0.23)	(12.1)%
Impact of BTP costs (net of tax) (2)	0.36	0.21	0.15	71.4
Impact of MEPP charge (net of tax) (2)	0.05	0.02	0.03	150.0
Impact of severance charge (net of tax) (2)	0.03	0.02	0.01	50.0
Impact of restructuring executive retirement plans (net of tax) (2)	0.02	-	0.02
Impact of one-time acquisition-related charge (no tax impact) (2)	0.01	-	0.01
Impact of facility closure charge (net of tax) (2)	-	-	-
Adjusted diluted earnings per share (Non-GAAP)	$2.14	$2.15	$(0.01)	(0.5)%

Diluted shares outstanding	592,675,110	588,991,441

(1)  The aggregate tax impact of adjustments for Business Transformation Project, multiemployer pension plan expenses, severance charges, executive retirement plans restructuring and facility closure charges was $150.3 million and $85.2 million for fiscal 2013 and 2012, respectively.

(2)     Individual components of diluted earnings per share may not sum to the total adjusted diluted earnings due to rounding.

Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for fiscal 2012 and fiscal 2011:

	2012	2011	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$5,785,945	$5,463,210	$322,735	5.9%
Impact of BTP costs	(193,126)	(102,622)	(90,504)	88.2
Impact of MEPP charge	(21,899)	(41,544)	19,645	(47.3)
Impact of severance charge	(14,452)	(8,735)	(5,717)	65.4
Impact of COLI	3,721	28,197	(24,476)	(86.8)
Adjusted operating expenses (Non-GAAP)	$5,560,189	$5,338,506	$221,683	4.2%

Operating Income (GAAP)	$1,890,632	$1,931,502	$(40,870)	(2.1)%
Impact of BTP costs	193,126	102,622	90,504	88.2
Impact of MEPP charge	21,899	41,544	(19,645)	(47.3)
Impact of severance charge	14,452	8,735	5,717	65.4
Impact of COLI	(3,721)	(28,197)	24,476	(86.8)
Adjusted operating income (Non-GAAP)	$2,116,388	$2,056,206	$60,182	2.9%

Net earnings (GAAP)	$1,121,585	$1,152,030	$(30,445)	(2.6)%
Impact of BTP costs (net of tax) (1)	121,418	64,694	56,724	87.7
Impact of MEPP charge (net of tax) (1)	13,768	26,189	(12,421)	(47.4)
Impact of severance charge (net of tax) (1)	9,086	5,506	3,580	65.0
Impact of tax benefits	-	(14,032)	14,032	(100.0)
Impact of COLI	(3,721)	(28,197)	24,476	(86.8)
Adjusted net earnings (Non-GAAP)	$1,262,136	$1,206,190	$55,946	4.6%

Diluted earnings per share (GAAP)	$1.90	$1.96	$(0.06)	(3.1)%
Impact of BTP costs (net of tax) (2)	0.21	0.11	0.10	90.9
Impact of MEPP charge (net of tax) (2)	0.02	0.04	(0.02)	(50.0)
Impact of severance charge (net of tax) (2)	0.02	0.01	0.01	100.0
Impact of tax benefits (2)	-	(0.02)	0.02	(100.0)
Impact of COLI (2)	(0.01)	(0.05)	0.04	(80.0)
Adjusted diluted earnings per share (Non-GAAP)	$2.14	$2.05	$0.09	4.4%

Diluted shares outstanding	588,991,441	588,691,546

(1)     The aggregate tax impact of adjustments for Business Transformation Project, multiemployer pension plan expenses and severance charges was $85.2 million and $56.5 million for fiscal 2012 and 2011, respectively.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 21, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	Operating Income as a
	Percentage of Sales
	2013	2012	2011
Broadline	6.6%	7.0%	7.3%
SYGMA	0.9	1.1	1.2
Other	3.6	3.8	4.5

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase over the prior year and should be read in conjunction with Note 21, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	2013		2012
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	5.0%	(0.6)%	7.8%	3.8%
SYGMA	0.8	(14.7) (1)	7.4	(2.0) (1)
Other	14.4	8.3	7.0	(9.2)

(1)  SYGMA had operating income of $52.0 million in fiscal 2013, $61.0 million in fiscal 2012 and $62.2 million in fiscal 2011.

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses of $894.3 million in fiscal 2013, $677.6 million in fiscal 2012 and $558.8 million in fiscal 2011 that are not charged to our segments.  This information should be read in conjunction with Note 21, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	2013		2012		2011
		Segment		Segment		Segment
		Operating		Operating		Operating
	Sales	Income	Sales	Income	Sales	Income
Broadline	81.3%	94.1%	81.2%	94.1%	81.2%	93.5%
SYGMA	13.0	2.0	13.5	2.4	13.6	2.5
Other	6.2	3.9	5.7	3.5	5.7	4.0
Intersegment sales	(0.5)	-	(0.4)	-	(0.5)	-
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s United States, Canadian, Caribbean and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In fiscal 2013, the Broadline operating results represented approximately 81.3% of Sysco’s overall sales and 94.1% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses.

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

Sales

Sales were 5.0% greater in fiscal 2013 than fiscal 2012.  Sales for fiscal 2013 increased as a result of product cost inflation and the resulting increase in selling prices, sales from acquisitions that occurred within the last 12 months and improving case volumes.  Our sales growth in fiscal 2013 has been greater with our large regional and national customers as compared to sales growth with our independent restaurant customers.  We believe our independent sales growth has been negatively influenced by lower consumer sentiment.   Sales from acquisitions within the last 12 months contributed 1.6% to the overall sales comparison for fiscal 2013.  Our acquisition activity has been greater in fiscal 2013 as compared to fiscal 2012.  We estimate the carryover impact into fiscal 2014 will cause sales to increase by approximately 1.0%.  We expect to continue at the trend of closing acquisitions in fiscal 2014 that will continue to add annualized sales from new acquisitions in fiscal 2014. Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.3% in fiscal 2013.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars did not have a significant impact on sales when compared to fiscal 2012.

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

Operating Income

Operating income decreased by 0.6% in fiscal 2013 from fiscal 2012.  This decrease was driven by operating expenses increasing more than gross profit dollars.

Gross profit dollars increased in fiscal 2013 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales.  This decline in gross margin was partially the result of increased growth from large regional and national customers.  Gross margin from these types of customers is generally lower than from other types of customers.  As seen in our results during fiscal 2013, if sales from our independent restaurant customers do not grow at the same rate as sales from these large regional and national customers, our gross margins may decline.  Increased competition resulting from a slow-growth market also contributed to the decline in gross margins.  Our Broadline segment experienced product cost inflation in fiscal 2013.  Based on our product sales mix during fiscal 2013, we were most impacted by higher levels of inflation in the poultry and meat product categories.  While we cannot predict whether inflation will occur, prolonged periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit and earnings.

Operating expenses for the Broadline segment increased in fiscal 2013 as compared to fiscal 2012.  The expense increases in fiscal 2013 were driven largely by charges related to multiemployer pension plan withdrawals, pay-related expenses including severance costs, depreciation and amortization expense and fuel.  The increase in pay-related expenses was primarily due to increased delivery and warehouse compensation, partially attributable to case growth, and added costs from companies acquired in the last 12 months.  Delivery and warehouse compensation includes activity-based pay which will increase when our case volumes increase.  Additionally, pay rates have been higher particularly in geographies where oil and gas exploration occurs.  These increases were partially offset by reduced sales and information technology pay-related expenses.  Our enhanced defined contribution plan became effective January 1, 2013 and contributed to the increase in operating expenses.  Depreciation and amortization increased primarily from assets that were not placed in service in fiscal 2012 that were in service in fiscal 2013, primarily from new facilities, property from new acquisitions and expansions.  Fuel costs were $16.7 million higher in fiscal 2013 than in fiscal 2012.  Assuming that fuel prices do not rise significantly over recent levels during fiscal 2014, fuel costs exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $5 million to $15 million as compared to fiscal 2013.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2014 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  We continue to evaluate all opportunities to offset potential increases in fuel expense, including the use of fuel surcharges and overall expense management.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In fiscal 2013 and fiscal 2012, we recorded provisions of $41.9 million and $21.9 million, respectively, related to multiemployer pension plan withdrawals.

Our fiscal 2013 cost per case decreased by more than $0.03 per case as compared to fiscal 2012 primarily from reduced pay-related expenses from our sales and information technology areas, partially offset by increased costs from delivery and warehouse pay-related expenses, increased retirement-related expenses and fuel increases.  We expect to continue to reduce our cost per case in fiscal 2014 by approximately $0.05 per case partially from reduced retirement-related expenses.

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

In fiscal 2012, our Broadline companies cost per case increased approximately $0.04 per case as compared to fiscal 2011 primarily from increased pay-related expenses and higher fuel costs.

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

Sales

Sales were 0.8% greater in fiscal 2013 than in fiscal 2012.  The increase was primarily due to product cost inflation and the resulting increase in selling prices, partially offset by case volume declines.  Case volumes were challenged from low levels of growth from existing customers and from lost customers.  While SYGMA has experienced some success in replacing lost business with new customers, it has not been enough to significantly overcome the factors noted above. We believe SYGMA’s sales growth prospects are better in fiscal 2014 as compared to fiscal 2013.

Sales were 7.4%  greater in fiscal 2012 than in fiscal 2011.  The increase in sales was primarily due to product cost inflation and the resulting increase in selling prices.   Sales to new customers also contributed to the increase.

One chain restaurant customer (The Wendy’s Company) accounted for approximately 25% of the SYGMA segment sales for the fiscal year ended June 29, 2013.  SYGMA maintains multiple regional contracts with varied expiration dates with this customer.  While the loss of this customer would have a material adverse effect on SYGMA, we do not believe that the loss of this customer would have a material adverse effect on Sysco as a whole.

Operating Income

Operating income decreased by 14.7% in fiscal 2013 from fiscal 2012.  Gross profit dollars decreased 0.9% while operating expenses increased 1.2% in fiscal 2013 over fiscal 2012.  These gross profit results largely reflect the sluggish sales environment.  Operating expenses increased in fiscal 2013 largely due to increased delivery costs including pay-related expenses.  Our enhanced defined contribution plan became effective January 1, 2013 and contributed to the increase in pay-related expense.

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

On an aggregate basis, our “Other” segment has had a lower operating income as a percentage of sales than Sysco’s Broadline segment.  Sysco has acquired the operating companies within these segments in relatively recent years.  These operations generally operate in a niche within the foodservice industry except for our lodging industry supply company.  Each individual operation is also generally smaller in sales and scope than an average Broadline operation and each of these operating segments is considerably smaller in sales and overall scope than the Broadline segment.  In fiscal 2013, in the aggregate, the “Other” segment represented approximately 6.2% of Sysco’s overall sales and 3.9% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses.

Operating income increased 8.3% for fiscal 2013 over fiscal 2012.  The increase in operating income was primarily driven by earnings from our lodging industry products segment, our specialty import business, that was acquired in the third quarter of fiscal 2012, and our company that distributes to international customers.  All businesses in this segment experienced increased operating income which was partially offset by charges in our specialty produce companies which incurred facility closing costs of $2.6 million in fiscal 2013.  An additional item partially offsetting the increase in operating income was an increase in retirement-related expense for these companies.  Our enhanced defined contribution plan became effective January 1, 2013 and contributed to increased expense at these companies.

Operating income decreased 9.2% for fiscal 2012 from fiscal 2011.  The decrease in operating income was caused partially due to increased expenses in our specialty produce segment.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from fiscal 2013 to fiscal 2012:

•	Cash flows from operations were $1.5 billion this year compared to $1.4 billion last year.
•	Settlement payments to the Internal Revenue Service (IRS) were zero this year compared to $212.0 million last year.
•	Capital expenditures totaled $511.9 million this year compared to $784.5 million last year.
•	Free cash flow was $1.0 billion this year compared to $627.9 million last year (See Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash flows for acquisition of businesses were $397.4 million this year compared to $110.6 million last year.
•	Net bank borrowings were a net borrowing of $95.5 million this year compared to a net repayment of $182.0 million last year.
•	Proceeds from exercises of share-based compensation awards was $628.7 million this year compared to $99.4 million last year.
•	Treasury stock purchases were $721.6 million this year compared to $272.3 million last year.
•	Dividends paid were $648.3 million this year compared to $622.9 million last year.

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

Any remaining cash generated from operations may be invested in high-quality, short-term instruments.  As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure.  Any transactions resulting from these evaluations may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability.

We continue to generate substantial cash flows from operations and remain in a strong financial position, however our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.   Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and impacted our cash flows from operations.  Competitive pressures in a low growth environment have also lowered our gross margins which in turn can cause our cash flows from operations to decrease.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue prevent a significant unfavorable impact on our cash flows from operations.  As of June 29, 2013, we had $412.3 million in cash and cash equivalents, approximately 27% of which was held by our international subsidiaries generated from our earnings of international operations.  If these earnings were transferred among countries or repatriated to the United States, such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

We believe the following sources will be sufficient to meet our anticipated cash requirements for the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

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

Cash Flows

Operating Activities

Fiscal 2013 vs. Fiscal 2012

We generated $1.5 billion in cash flow from operations in fiscal 2013, as compared to $1.4 billion in fiscal 2012.  The increase of $107.4 million or 7.6%, was largely attributable to a favorable comparison year-over-year on the settlement payments made to the IRS, an increase in non-cash depreciation and amortization expense and a favorable comparison for multiemployer and company-sponsored pension expense and contributions.  These decreases were partially offset by a reduction in net earnings, the redemption of some of our COLI policies in fiscal 2012 and a reduction in taxes. Changes in working capital, including accounts receivable, inventory and accounts payable, did not have a significant impact on the comparison of cash flow from operations from fiscal 2013 to fiscal 2012.  These items are more fully described below.

In fiscal 2012, we paid $212 million in settlement payments to the IRS.  We completed these settlement payments in fiscal 2012, which resulted in a favorable comparison in cash flow from operations related to this item in fiscal 2013.  Excluding the IRS settlement payment comparison, the combined impact of changes in deferred taxes and changes in accrued income taxes was a decrease of $171.5 in cash flow from operations in fiscal 2013 as compared to fiscal 2012.  This decrease resulted primarily from decreased tax expense of $107.4 million year over year and an increase in non-IRS tax payments of $59.6 million which were primarily foreign tax payments related to a one-time transaction as well as increased earnings in these jurisdictions.

The increase in non-cash depreciation and amortization expense of $95.6 million was primarily related to assets that were not in service in fiscal 2012 that were in service in fiscal 2013.  These assets include our software related to our Business Transformation Project, which was placed into service in August 2012, as well as various new facilities and expansions.  We do not anticipate that our depreciation and amortization expense will increase as much in fiscal 2014.

Multiemployer and company-sponsored pension expense and contributions resulted in a favorable comparison of $69.9 million in cash flow from operations in fiscal 2013 as compared to fiscal 2012.  Provisions for multiemployer pension withdrawals increased $20.0 million in fiscal 2013 as compared to fiscal 2012, and payments for withdrawals decreased $1.8 million.  Company-sponsored pension contributions decreased $68.9 million year over year, which was partially offset by a decrease in company-sponsored pension expense of  $20.8 million.  We anticipate making a $40.7 million payment in the first 26 weeks of fiscal 2014 related to a fiscal 2013 multiemployer pension withdrawal.

The comparison of cash flow from operations from fiscal 2013 to fiscal 2012 was negatively impacted by an unfavorable change of $56.4 million in other assets.  This unfavorable change resulted primarily from an increase in cash in the prior year from the redemption of approximately $75 million of our COLI policies.  These COLI policies were maintained to meet a portion of our obligations under the SERP and were replaced by less volatile corporate-owned real estate assets as part of our plan to reduce the market-driven COLI impact on our earnings.  There was no similar redemption in fiscal 2013.  Other miscellaneous changes in other assets partially offset this decrease year over year.

Fiscal 2012 vs. Fiscal 2011

We generated $1.4 billion in cash flow from operations in fiscal 2012,  as compared to $1.1  billion in fiscal 2011.  The increase of $312.7 million between fiscal 2013 and fiscal 2012 was largely attributable to changes in working capital, a year-over-year reduction in tax payments and the redemption of some of our COLI policies.  These increases were partially offset by the year-over-year impact of multiemployer withdrawal provisions and payments.    These items are more fully described below.

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

We received approximately $75 million in cash from the one-time redemption during the period of some of our investments in COLI policies that we maintained to meet a portion of our obligations under the SERP.  This resulted in a positive impact to cash flow from operations in fiscal 2012 by decreasing other assets by $57.1 million.  Those redeemed COLI policies were replaced by less volatile existing corporate-owned real estate assets as part of our plan to reduce the market-driven COLI impact on our earnings.

Multiemployer withdrawal provisions and payments had a negative impact of $53.3 million on the comparison of cash flow from operations in fiscal 2013 to fiscal 2012.  The net impact of withdrawal provisions and payments was a cash outflow of $11.7 million in fiscal 2012, compared to a $41.5 million accrual in fiscal 2012.

Investing Activities

Fiscal 2013 capital expenditures included:

•	fleet replacements;
•	construction of a fold-out facility in southern California;
•	replacement or significant expansion of facilities in Atlanta, Georgia; British Columbia, Canada; Boston, Massachusetts and Columbia, South Carolina; and
•	investments in technology.

Fiscal 2012 capital expenditures included:

•	replacement or significant expansion of facilities in San Diego, California; Boston, Massachusetts; Lincoln, Nebraska; Syracuse, New York and central Texas;
•	construction of fold-out facilities in southern California and Long Island, New York;
•	the continued remodeling of our shared services facility purchased in fiscal 2010;
•	fleet replacements; and
•	investments in technology including our Business Transformation Project.

Fiscal 2011 capital expenditures included:

•	investments in technology including our Business Transformation Project;
•	fleet replacements;
•	replacement or significant expansion of facilities in Philadelphia, Pennsylvania and central Texas;
•	the purchase of land for a fold-out facility in southern California; and
•	the remodeling of our shared services facility purchased in fiscal 2010.

Capital expenditures in fiscal 2013 decreased by $272.6 million from fiscal 2012 primarily due to less investment in technology in fiscal 2013 related to our Business Transformation Project due to the initiation of the project’s deployment phase in August 2012.  Capital expenditures in fiscal 2012  increased by $148.1 million over fiscal 2011 primarily due to a greater number of new facilities and expansion projects underway in fiscal 2012 as compared to fiscal 2011.  Capital expenditures in fiscal 2013, 2012 and 2011 for our Business Transformation Project were $20.0 million, $146.2 million and $195.8 million, respectively.

We expect total capital expenditures in fiscal 2014 to be in the range of $550 million to $600 million.   Fiscal 2014 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology.

During fiscal 2013, in the aggregate, the company paid cash of $397.4 million for operations acquired during fiscal 2013 and for contingent consideration related to operations acquired in previous fiscal years.  During fiscal 2013, we acquired for cash foodservice operations in Nassau, Bahamas; San Francisco, California; San Jose, California; Stockton, California; Ontario, Canada; Quebec, Canada; Orlando, Florida; Dublin, Ireland; St. Cloud, Minnesota; Co. Down, Northern Ireland; Greenville, Ohio and Houston, Texas.

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

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash including dividend payments, share repurchases and acquisitions.  We do not mean to imply that free cash flow is necessarily available for discretionary expenditures, however, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of reduced capital spending and increased cash provided by operating activities, free cash flow for fiscal 2013 increased 61.7%, or $387.4 million, to $1.0 billion as compared to fiscal 2012.  Increased cash provided by operating activities, partially offset by increased capital spending, resulted in free cash flow for fiscal 2012 increasing 32.4%, or $153.7 million, to $627.9 million as compared to fiscal 2011.  We expect the growth rate in free cash flow for fiscal 2014 will not be as significant as the growth rate experienced in fiscal 2013.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the tables that follow, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	2013	2012	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,511,594	$1,404,180	$107,414	7.6%
Additions to plant and equipment	(511,862)	(784,501)	272,639	34.8
Proceeds from sales of plant and equipment	15,527	8,185	7,342	89.7
Free Cash Flow (Non-GAAP)	$1,015,259	$627,864	$387,395	61.7%

	2012	2011	Change in Dollars	% Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$1,404,180	$1,091,518	$312,662	28.6%
Additions to plant and equipment	(784,501)	(636,442)	(148,059)	(23.3)
Proceeds from sales of plant and equipment	8,185	19,069	(10,884)	(57.1)
Free Cash Flow (Non-GAAP)	$627,864	$474,145	$153,719	32.4%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $628.7 million in fiscal 2013, $99.4 million in fiscal 2012 and $332.7 million in fiscal 2011.  The higher level of proceeds in fiscal 2013 and fiscal 2011 was due to an increase in the number of options exercised in these years, as compared to fiscal 2012.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price.

We traditionally have engaged in Board-approved share repurchase programs.  The number of shares acquired and their cost during the past three fiscal years were 21,672,403 shares for $721.6 million in fiscal 2013,  10,000,000 shares for $272.3 million in fiscal 2012 and 10,000,000 shares for $291.6 million in fiscal 2011.  There were 275,000 additional shares repurchased through August 14, 2013, resulting in a remaining authorization by our Board of Directors to repurchase up to 1,214,197 shares, based on the trades made through that date.  Our share repurchase strategy is to purchase enough shares to keep our average shares outstanding relatively constant over time.  Due to a high level of stock option exercises in fiscal 2013, more shares were repurchased to meet this strategy. The number of shares we repurchase in fiscal 2014 will be dependent on the level of stock option exercises; however, we believe that share repurchases will be significantly less than the amount repurchased in fiscal 2013 because fewer options are now available for exercise than in fiscal 2013.

We have made dividend payments to our shareholders in each fiscal year since our company inception over 40 years ago.  We target a dividend payout of 40% to 50% of net earnings.  We paid in excess of that range in fiscal 2013 and fiscal 2012 primarily due to increased expenses from our Business Transformation Project.  We believe as we realize benefits from this project, our dividend payout will return to this targeted range.  Dividends paid were $648.3 million, or $1.10 per share, in fiscal 2013, $622.9 million, or $1.06 per share, in fiscal 2012 and $597.1 million, or $1.02 per share, in fiscal 2011.   In May 2013, we declared our regular quarterly dividend for the first quarter of fiscal 2014  of $0.28 per share, which was paid in July 2013.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions.  As of August 14, 2013, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Short-term Borrowings

We have uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding as of June 29, 2013.  Outstanding borrowings under this facility were $4.0 million as of August 14, 2013.

In September 2012, the company’s Irish subsidiary, Pallas Foods, entered into a €75.0 million (Euro) multicurrency revolving credit facility, which will be utilized for capital needs for the company’s European subsidiaries.  This facility replaces the subsidiary’s previous €10.0 million (Euro) committed facility for unsecured borrowings.  The new facility provides for unsecured borrowings and expires September 25, 2013, but is subject to extension.  Outstanding borrowings under this facility were €32.0 million (Euro) as of June 29, 2013, located within Notes payable on the consolidated balance sheet.  Outstanding borrowings under this facility were €32.0 million (Euro) as of August 14, 2013.

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

In December 2011, we terminated our previously existing revolving credit facility that supported the company’s U.S. and Canadian commercial paper programs.  At the same time, Sysco and one of its subsidiaries, Sysco International, ULC, entered into a new $1.0 billion credit facility supporting the company’s U.S. and Canadian commercial paper programs.  This facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the credit agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by all the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.  The original facility in the amount of $1.0 billion expires on December 29, 2016.  In December 2012, a portion of the facility was extended for an additional year.  This extended facility, which expires on December 29, 2017, is for $925.0 million of the original $1.0 billion facility, but is subject to further extension.

As of June 29, 2013, commercial paper issuances outstanding were $95.5 million.  As of August 14, 2013, commercial paper issuances outstanding were $76.0 million.    During fiscal 2013,  2012 and 2011, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $330.0 million, zero to $563.1 million, and zero to $330.3 million, respectively.  During fiscal 2013,  2012 and 2011, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.16%, 0.16% and 0.25%, respectively.

Fixed Rate Debt

Included in current maturities of long-term debt as of June 29, 2013 are the 4.6% senior notes totaling $200.0 million, which mature in March 2014.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, senior notes or a combination thereof.

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

In August 2013, we entered into an interest rate swap agreement that effectively converted $500 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.  This transaction was entered into with the goal of reducing overall borrowing cost and was designated as a fair value hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.

Total Debt

Total debt as of June 29, 2013 was $3.0 billion of which approximately 88% was at fixed rates with a weighted average of  4.7% and an average life of 13 years, and the remainder was at floating rates with a weighted average of 1.4% and an average life of one year.  Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level.  We are currently in compliance with all debt covenants.

Other

As part of normal business activities, we issue letters of credit through major banking institutions as required by certain vendor and insurance agreements. In addition, in connection with our audits in certain tax jurisdictions, we have posted of letters of credit in order to proceed to the appeals process.  As of June 29, 2013, letters of credit outstanding were $42.2 million.

Other Considerations  - Multiemployer Pension Plans

As discussed in Note 14,  “Multiemployer Employee Benefit Plans”, to the Consolidated Financial Statements in Item 8, we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could have been as much as $80.0 million as of June 29, 2013 and as much as $90.0 million as of August 14, 2013, based on the latest available information available as of each date.  This estimate excludes plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

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

Contractual Obligations

The following table sets forth, as of June 29, 2013, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Revolving credit facility borrowings	$41,632	$41,632	$-	$-	$-
Commercial paper	95,500	95,500	-	-	-
Long-term debt	2,715,408	202,730	299,615	498,534	1,714,529
Capital lease obligations	36,379	4,571	7,518	4,139	20,151
Deferred compensation (1)	82,081	8,522	14,079	9,926	49,554
SERP and other postretirement plans (2)	295,354	26,185	55,120	59,267	154,782
Multiemployer pension plans (3)	40,744	40,744	-	-	-
Unrecognized tax benefits and interest (4)	145,099	17,393
Unrecorded Contractual Obligations:
Interest payments related to debt (5)	1,637,553	119,623	227,714	226,063	1,064,153
Retirement plan (6)	160,249	-	6,926	119,758	33,565
Long-term non-capitalized leases	162,393	41,371	59,147	29,126	32,749
Purchase obligations (7)	3,475,007	2,411,469	890,982	172,539	17
Total contractual cash obligations	$8,750,267	$2,872,608	$1,561,101	$1,119,352	$3,069,500

(1)The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)Includes estimated contributions to the unfunded SERP and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2023, based on actuarial assumptions.

(3)Represents voluntary withdrawal liabilities recorded and excludes normal contributions required under our collective bargaining agreements.

(4) Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions.  As of June 29, 2013, we had a liability of $108.3 million for unrecognized tax benefits for all tax jurisdictions and $36.8 million for related interest that could result in cash payment.  We are not able to reasonably estimate the timing of non-current payments or the amount by which the liability will increase or decrease over time.  Accordingly, the related non-current balances have not been reflected in the "Payments Due by Period" section of the table.

(5)Includes payments on floating rate debt based on rates as of June 29, 2013, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.  The impact of our outstanding fixed-to-floating interest rate swap on the fixed rate debt interest payments is included as well based on the floating rates in effect as of June 29, 2013.

(6)  Provides the estimated minimum contribution to the Retirement Plan through fiscal 2023 to meet ERISA minimum funding requirements under the assumption that we only make minimum funding requirement contributions each year, based on actuarial assumptions.

(7)For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our sourcing initiative.  Such amounts included in the table above are based on estimates.  Purchase obligations also includes amounts committed with various third party service providers to provide information technology services for period up to fiscal 2016 (See discussion under Note 20, “Commitments and Contingencies”, to the Notes to Consolidated Financial Statements in Item 8), fixed electricity agreements and fixed fuel purchase commitments.  Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved.  Aggregate contingent consideration amounts outstanding as of June 29, 2013 were $108.0 million.   This amount is not included in the table above.

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

Company-Sponsored Pension Plans

Amounts related to defined benefit plans recognized in the financial statements are determined on an actuarial basis. Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets.  Our Retirement Plan was frozen in fiscal 2013 and is only open to a small number of employees.  Our SERP was frozen in fiscal 2013.  Due to these plan freezes, our assumption for the rate of increase in future compensation is no longer a critical assumption.

For guidance in determining the discount rates, we calculate the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan.  The discount rate assumption is reviewed annually and revised as deemed appropriate.  The discount rate for determining fiscal 2013 net pension costs for the Retirement Plan, which was determined as of the June 30, 2012 measurement date, decreased 113 basis points to 4.81%.  The discount rate for determining fiscal 2013 net pension costs for the SERP, which was determined as of the June 30, 2012 measurement date, decreased 104 basis points to 4.89%.  The SERP was remeasured during fiscal 2013 upon approval to freeze the plan.  The remeasured discount rate was 3.96%.  The combined effect of these discount rate changes increased our net company-sponsored pension costs for all plans for fiscal 2013 by an estimated $87.7 million.  The discount rate for determining fiscal 2014 net pension costs for the Retirement Plan, which was determined as of the June 29, 2013 measurement date, increased 51 basis points to 5.32%.  The discount rate for determining fiscal 2014 net pension costs for the SERP, which was determined as of the June 29, 2013 measurement date, increased 98 basis points to 4.94%, as compared to the discount rate upon the remeasurement of the plan during fiscal 2013.   The combined effect of these discount rate changes will decrease our net company-sponsored pension costs for all plans for fiscal 2014 by an estimated $5.0 million.  A 100 basis point increase (or decrease) in the discount rates for fiscal 2014 would decrease (or increase) Sysco’s net company-sponsored pension cost by $10.1 million.  Now that Sysco’s pension plans are frozen, net company-sponsored pension cost is not as sensitive to discount rate changes as compared to when these plans were active.

The expected long-term rate of return on plan assets of the Retirement Plan was 7.75% for fiscal 2013 and fiscal 2012.  The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments.  Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately

7.4%, 7.4%, 2.8%, and 15.4%, over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2012, respectively.  In addition, in eight of the last 15 years, the actual return on plan assets has exceeded 10%.  The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs.  The expected long-term rate of return on plan assets of the Retirement Plan is 7.75% for fiscal 2014.   A 100 basis point increase (decrease) in the assumed rate of return for fiscal 2014 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2014 by approximately $24.9 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 29, 2013 was a charge, net of tax, of $575.2 million.  The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 30, 2012 was a charge, net of tax, of $823.9 million.

We made cash contributions to our company-sponsored pension plans of $93.6 million and $162.4 million in fiscal years 2013 and 2012, respectively.  The $70.0 million contribution to the Retirement Plan in fiscal 2013 was voluntary, as there was no minimum required contribution for the calendar 2012 plan year to meet ERISA minimum funding requirements.  The $140.0 million contribution to the Retirement Plan in fiscal 2012 exceeded the minimum required contribution for the calendar 2011 plan year to meet ERISA minimum funding requirements.  There are no required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2014.  The estimated fiscal 2014 contributions to fund benefit payments for the SERP plan are approximately $26 million.

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

In addition, annually in our fourth quarter or more frequently as needed, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values of the applicable reporting units exceed the carrying values of these assets. The reporting units used in assessing goodwill impairment are our ten operating segments as described in Note 21, “Business Segment Information,” to the Consolidated Financial Statements in Item 8.  The components within each of our ten operating segments have similar economic characteristics and therefore are aggregated into ten reporting units.

We arrive at our estimates of fair value using a combination of discounted cash flow and earnings multiple models.  The results from each of these models are then weighted and combined into a single estimate of fair value for each of our ten operating segments.  We use a 60% weighting for our discounted cash flow valuation and 40% for the earnings multiple models giving greater emphasis to our discounted cash flow model because the forecasted operating results that serve as a basis for the analysis incorporate management’s outlook and anticipated changes for the businesses consistent with a market participant.   The primary assumptions used in these various models include estimated earnings multiples of comparable acquisitions in the industry including control premiums, earnings multiples on acquisitions completed by Sysco in the past, future cash flow estimates of the reporting units, which are dependent on internal forecasts and projected growth rates, and weighted average cost of capital, along with working capital and capital expenditure requirements.  When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units.  We update our projections used in our discounted cash flow model based on historical performance and changing business conditions for each of our reporting units.

Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.  Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss.  There were no impairments of goodwill or indefinite-lived intangibles recorded as a result of assessment in fiscal 2013, 2012 or 2011.  Our past estimates of fair value for fiscal 2012 and 2011 have not been materially different when revised to include subsequent years’ actual results.  Sysco has not made any material changes in its impairment assessment methodology during the past three fiscal years.  We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units.  In the fiscal 2013 analysis our estimates of fair value did not require additional analysis; however, we would have performed additional analysis to determine if an impairment existed for the following reporting units if our estimates of fair value were decreased by the following amounts.  First, our specialty produce operations would have required additional analysis if the estimated fair value had been 30% lower.  Second, our European Broadline company would have required additional analysis if the estimated fair value had been 37% lower.  As of June 29, 2013, these two reporting units had goodwill aggregating $381.0 million.  For the remainder of our reporting units, which as of June 29, 2013 had goodwill aggregating $1.5 billion, we would have performed additional analysis to determine if an impairment existed for a reporting unit if the estimated fair value for any of these reporting units had declined by greater than 48%.

Certain reporting units (Caribbean Broadline, European Broadline, specialty produce, custom-cut meat, lodging industry products, imported specialty products and international distribution operations) have a greater proportion of goodwill recorded to estimated fair value as compared to the United States Broadline, Canadian Broadline or SYGMA reporting units.  This is primarily due to these businesses having been more recently acquired, and as a result there has been less history of organic growth than in the United States Broadline, Canadian Broadline and SYGMA reporting units.  In addition, these businesses also have lower levels of cash flow than the United States Broadline reporting unit.  As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn.

Share-Based Compensation

We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.

As of June 29, 2013, there was $69.4 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.41 years.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about Sysco’s ability to increase its sales and market share and grow earnings, expectations regarding pricing and margin pressure, cost per case reductions and sales case growth, the continuing impact of economic conditions on consumer confidence and our business, sales and expense trends, including without limitation, expectations regarding defined contribution plan costs and pension costs, anticipated multiemployer pension related liabilities and contributions to various multiemployer pension plans, expectations regarding potential payments of unrecognized tax benefits and interest, expectations regarding share repurchases, dividend payments, expected trends in fuel pricing, usage costs and surcharges, our expectation regarding the provision for losses on accounts receivable, expected implementation, costs and benefits of the ERP system, estimated expenses and capital expenditures related to our Business Transformation Project, beliefs regarding future ERP conversions at our operating companies, expectations regarding our other Business Transformation initiatives including cost transformation and product cost reduction and category management initiatives, beliefs regarding the timeline for the realization of benefits from each of our initiatives within our Business Transformation Project, expectation regarding the number of long-term contracts increasing as we progress with our category management initiative, our plan to continue to explore and identify opportunities to grow in international markets and adjacent areas that complement our core foodservice distribution business, expectations regarding future acquisitions and the contributions of acquisitions to our business and future revenues, SYGMA’s growth prospects in fiscal 2014, the loss of SYGMA’s largest customer not having a material adverse effect on Sysco as a whole,  compliance with laws and government regulations not having a material effect on our capital expenditures, earnings or competitive position, anticipated acquisitions and capital expenditures and the sources of financing for them, continued competitive advantages and positive results from strategic initiatives, expectations that depreciation and amortization expense will increase at a lower rate in fiscal 2014 than the rate in fiscal 2013, expectations that depreciation and amortization expense will increase at a lower rate in fiscal 2014 than the rate in fiscal 2013, anticipated company-sponsored pension plan liabilities, our expectations regarding cash flow from operations, our intentions regarding the repayment of debt, the impact of initiatives to improve working capital, the availability and adequacy of insurance to cover liabilities, predictions regarding the impact of changes in estimates used in impairment analyses, the anticipated impact of changes in foreign currency exchange rates and Sysco’s ability to meet future cash requirements.

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

Fiscal 2013

As of June 29, 2013, we had $95.5 million of commercial paper outstanding.  Total debt as of June 29, 2013 was $2.9 billion, of which approximately 88% was at fixed rates of interest, including the impact of our interest rate swap agreement.

In fiscal 2010, we entered into two interest rate swap agreements that effectively converted $250 million of fixed rate debt maturing in fiscal 2013 (the fiscal 2013 swap) and $200 million of fixed rate debt maturing in fiscal 2014 (the fiscal 2014 swap) to floating rate debt.  Both transactions were entered into with the goal of reducing overall borrowing cost.  These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.    The swap agreement related to the fiscal 2013 debt was settled upon maturity of the senior notes in February 2013, leaving one remaining outstanding swap agreement as of June 29, 2013.

As of June 29, 2013, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within prepaid expenses and other current assets  of $3.0 million.  The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.

The following tables present our interest rate position as of June 29, 2013.  All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 29, 2013
	Principal Amount by Expected Maturity
	Average Interest Rate
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(In thousands)
U.S. $ Denominated:
Fixed Rate Debt	$3,251	$301,632	$1,856	$1,149	$498,867	$1,719,270	$2,526,025	$2,838,162
Average Interest Rate	4.4%	0.8%	4.4%	4.2%	5.4%	5.2%	4.7%
Floating Rate Debt (1)	$297,690	$-	$-	$-	$-	$-	$297,690	$301,364
Average Interest Rate	1.5%	-%	-%	-	-	-%	1.5%
Canadian $ Denominated:
Fixed Rate Debt	$1,396	$1,520	$1,430	$1,345	$1,312	$15,410	$22,413	$25,183
Average Interest Rate	8.0%	7.7%	8.6%	9.1%	9.7%	9.7%	9.4%
Euro € Denominated:
Fixed Rate Debt	$464	$695	$-	$-	$-	$-	$1,159	$1,302
Average Interest Rate	3.8%	3.8%	-%	-%	-%	-%	3.8%
Floating Rate Debt	$41,632	$-	$-	$-	$-	$-	$41,632	$41,632
Average Interest Rate	1.0%	-%	-%	-%	-%	-%	1.0%

(1)	Includes fixed rate debt that has been converted to floating rate debt through an interest rate swap agreement.

	Interest Rate Position as of June 29, 2013
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(In thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$200,000	$-	$-	$-	$-	$-	$200,000	$2,988
Average Variable Rate Paid:
Rate A Plus	2.1%	-	-	-	-	-	2.1%
Fixed Rate Received	4.6%	-	-	-	-	-	4.6%

Rate A – three-month LIBOR

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

Rate A – three-month LIBOR

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency.  To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk.  We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars.  Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars did not have a significant impact on sales in fiscal 2013 when compared to fiscal 2012 or in fiscal 2012 when compared to fiscal 2011.   The impact to our operating income, net earnings and earnings per share was not material in fiscal 2013 or fiscal 2012.  A 10% unfavorable change in the fiscal 2013 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively impacted fiscal 2013 sales by 1.1% and would not have materially impacted our operating income, net earnings and earnings per share.  We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  Increased fuel costs may have a negative impact on our results of operations in three areas.  First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases.  Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers.  Third, increased fuel costs impact the costs we incur to deliver product to our customers.  During fiscal 2013, 2012 and 2011, fuel costs related to outbound deliveries represented approximately 0.7%, 0.7% and 0.6% of sales, respectively.  Fuel costs, excluding any amounts recovered through fuel surcharges, incurred by Sysco increased by approximately $18.9 million in fiscal 2013 from fiscal 2012 and by $39.8 million in fiscal 2012 over fiscal 2011.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements.  As of June 29, 2013, we had forward diesel fuel commitments totaling approximately $204 million through August 2014.  These contracts will lock in the price of approximately 60% to 65% of our fuel purchase needs for the contracted periods at prices slightly lower than the current market price for diesel.

Assuming that fuel prices do not rise significantly over recent levels during fiscal 2014, fuel costs, exclusive of any amounts recovered through fuel surcharges, are expected to increase by approximately $10 to $20 million as compared to fiscal 2013.  Our estimate is based upon current, published quarterly market price projections for diesel, the cost committed to in our forward fuel purchase agreements currently in place for fiscal 2014 and estimates of fuel consumption.  Actual fuel costs could vary from our estimates if any of these assumptions change, in particular if future fuel prices vary significantly from our current estimates.  A 10% unfavorable change in diesel prices from the market price used in our estimates above would result in a potential increase of $20 million to $30 million.

Investment Risk

Our company-sponsored qualified pension plan (Retirement Plan) holds investments in public and private equity,  fixed income securities and real estate funds. The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability.    Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured.  Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets.  To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years.  A 10% unfavorable change in the value of the investments held by our company-sponsored Retirement Plan at the plan’s fiscal year end (December 31, 2012)  would not have a material impact on our anticipated future contributions for fiscal 2014; however, this unfavorable change would increase our pension expense for fiscal 2014 by $26.8 million and would reduce our shareholders’ equity on our balance sheet as of June 29, 2013 by $155.1 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of June 29, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on this assessment, management concluded that, as of June 29, 2013, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of June 29, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Sysco Corporation

We have audited Sysco Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sysco Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sysco Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 29, 2013 and June 30, 2012, and the related consolidated results of operations, statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 29, 2013 of Sysco Corporation and subsidiaries and our report dated August 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

August 26,  2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware Corporation) and subsidiaries (the ‘’Company”)  as of June 29, 2013 and June 30, 2012, and the related consolidated results of operations, statements of  comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 29, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 29, 2013 and June 30, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

August 26,  2013

SYSCO

CONSOLIDATED BALANCE SHEETS

	June 29, 2013	June 30, 2012
	(In thousands except for share data)
ASSETS
Current assets
Cash and cash equivalents	$412,285	$688,867
Accounts and notes receivable, less allowances of $47,345 and $42,919	3,183,114	2,966,624
Inventories	2,396,188	2,178,830
Deferred income taxes	136,211	134,503
Prepaid expenses and other current assets	61,925	80,713
Prepaid income taxes	17,704	35,271
Total current assets	6,207,427	6,084,808
Plant and equipment at cost, less depreciation	3,978,071	3,883,750
Other assets
Goodwill	1,884,235	1,665,611
Intangibles, less amortization	205,719	113,571
Restricted cash	145,328	127,228
Other assets	243,167	262,239
Total other assets	2,478,449	2,168,649
Total assets	$12,663,947	$12,137,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$41,632	$-
Accounts payable	2,463,494	2,209,469
Accrued expenses	1,036,855	909,144
Accrued income taxes	-	50,316
Current maturities of long-term debt	207,301	254,650
Total current liabilities	3,749,282	3,423,579
Other liabilities
Long-term debt	2,639,986	2,763,688
Deferred income taxes	266,222	115,166
Other long-term liabilities	816,647	1,149,734
Total other liabilities	3,722,855	4,028,588
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,059,624	939,179
Retained earnings	8,512,786	8,175,230
Accumulated other comprehensive loss	(446,937)	(662,866)
Treasury stock, 179,068,430 and 179,228,383 shares, at cost	(4,698,838)	(4,531,678)
Total shareholders' equity	5,191,810	4,685,040
Total liabilities and shareholders' equity	$12,663,947	$12,137,207

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended

	June 29, 2013	June 30, 2012	July 2, 2011
	(In thousands except for share and per share data)
Sales	$44,411,233	$42,380,939	$39,323,489
Cost of sales	36,543,642	34,704,362	31,928,777
Gross profit	7,867,591	7,676,577	7,394,712
Operating expenses	6,209,113	5,785,945	5,463,210
Operating income	1,658,478	1,890,632	1,931,502
Interest expense	128,495	113,396	118,267
Other expense (income), net	(17,472)	(6,766)	(14,219)
Earnings before income taxes	1,547,455	1,784,002	1,827,454
Income taxes	555,028	662,417	675,424
Net earnings	$992,427	$1,121,585	$1,152,030

Net earnings:
Basic earnings per share	$1.68	$1.91	$1.96
Diluted earnings per share	1.67	1.90	1.96

Average shares outstanding	589,397,807	587,726,343	586,526,142
Diluted shares outstanding	592,675,110	588,991,441	588,691,546

Dividends declared per common share	$1.11	$1.07	$1.03

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended

	June 29, 2013	June 30, 2012	July 2, 2011
	(In thousands)
Net earnings	$992,427	$1,121,585	$1,152,030

Other comprehensive income (loss):
Foreign currency translation adjustment	(33,191)	(81,003)	122,217
Items presented net of tax:
Amortization of cash flow hedges	386	426	428
Settlement of cash flow hedge	-	445	-
Amortization of prior service cost	11,310	3,093	2,553
Amortization of actuarial loss (gain), net	44,610	36,860	49,013
Amortization of transition obligation	88	93	93
Prior service cost arising in current year	(33,203)	(5,363)	(5,692)
Actuarial gain (loss), net arising in current year	225,929	(357,459)	51,681
Total other comprehensive income (loss)	215,929	(402,908)	220,293
Comprehensive income	$1,208,356	$718,677	$1,372,323

See Notes to Consolidated Financial Statements

SYSCO

CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amounts	Totals

	(In thousands except for share data)
Balance as of July 3, 2010	765,174,900	$765,175	$816,833	$7,134,139	$(480,251)	176,768,795	$(4,408,370)	$3,827,526
Net earnings				1,152,030				1,152,030
Foreign currency translation adjustment					122,217			122,217
Amortization of cash flow hedges, net of tax					428			428
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					51,659			51,659
Pension funded status adjustment, net of tax					45,989			45,989
Dividends declared				(604,500)				(604,500)
Treasury stock purchases						10,000,000	(291,600)	(291,600)
Treasury stock issued for acquisitions			(10,625)			(422,132)	10,625	-
Share-based compensation awards			81,546			(12,749,317)	319,947	401,493
Balance as of July 2, 2011	765,174,900	$765,175	$887,754	$7,681,669	$(259,958)	173,597,346	$(4,369,398)	$4,705,242
Net earnings				1,121,585				1,121,585
Foreign currency translation adjustment					(81,003)			(81,003)
Amortization of cash flow hedges, net of tax					426			426
Settlement of cash flow hedge, net of tax					445			445
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					40,046			40,046
Pension funded status adjustment, net of tax					(362,822)			(362,822)
Dividends declared				(628,024)				(628,024)
Treasury stock purchases						10,000,000	(272,299)	(272,299)
Share-based compensation awards			51,425			(4,368,963)	110,019	161,444
Balance as of June 30, 2012	765,174,900	$765,175	$939,179	$8,175,230	$(662,866)	179,228,383	$(4,531,678)	$4,685,040
Net earnings				992,427				992,427
Foreign currency translation adjustment					(33,191)			(33,191)
Amortization of cash flow hedges, net of tax					386			386
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					56,008			56,008
Pension funded status adjustment, net of tax					192,726			192,726
Dividends declared				(654,871)				(654,871)
Treasury stock purchases						21,897,403	(729,333)	(729,333)
Share-based compensation awards			120,445			(22,057,356)	562,173	682,618
Balance as of June 29, 2013	765,174,900	$765,175	$1,059,624	$8,512,786	$(446,937)	179,068,430	$(4,698,838)	$5,191,810

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED CASH FLOWS

	Year Ended

	June 29, 2013	June 30, 2012	July 2, 2011
	(In thousands)
Cash flows from operating activities:
Net earnings	$992,427	$1,121,585	$1,152,030
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	70,147	70,319	59,235
Depreciation and amortization	512,548	416,943	402,588
Deferred income taxes	(28,129)	(177,906)	(165,239)
Provision for losses on receivables	35,243	33,359	42,623
Other non-cash items	2,485	(958)	(9,454)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(193,755)	(106,834)	(252,641)
(Increase) in inventories	(180,277)	(99,218)	(254,738)
Decrease (increase) in prepaid expenses and other current assets	21,704	(6,478)	341
Increase in accounts payable	207,243	30,335	187,410
Increase (decrease) in accrued expenses	76,497	41,429	(43,348)
(Decrease) increase in accrued income taxes	(38,017)	71,251	(44,202)
Decrease (increase) in other assets	182	56,538	(45,866)
Increase (decrease) in other long-term liabilities	37,852	(46,170)	63,208
Excess tax benefits from share-based compensation arrangements	(4,556)	(15)	(429)
Net cash provided by operating activities	1,511,594	1,404,180	1,091,518
Cash flows from investing activities:
Additions to plant and equipment	(511,862)	(784,501)	(636,442)
Proceeds from sales of plant and equipment	15,527	8,185	19,069
Acquisition of businesses, net of cash acquired	(397,447)	(110,601)	(101,148)
Maturities of short-term investments	-	-	24,993
(Increase) decrease in restricted cash	(18,100)	(16,712)	13,972
Net cash used for investing activities	(911,882)	(903,629)	(679,556)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	95,500	(181,975)	181,975
Other debt borrowings	61,467	744,597	4,411
Other debt repayments	(294,514)	(205,638)	(8,732)
Debt issuance costs	-	(4,641)	(7)
Cash received from settlement of cash flow hedge	-	722	-
Proceeds from common stock reissued from treasury for share-based compensation awards	628,652	99,439	332,688
Treasury stock purchases	(721,616)	(272,299)	(291,600)
Dividends paid	(648,253)	(622,869)	(597,071)
Excess tax benefits from share-based compensation arrangements	4,556	15	429
Net cash used for financing activities	(874,208)	(442,649)	(377,907)
Effect of exchange rates on cash	(2,086)	(8,800)	20,267
Net (decrease) increase in cash and cash equivalents	(276,582)	49,102	54,322
Cash and cash equivalents at beginning of period	688,867	639,765	585,443
Cash and cash equivalents at end of period	$412,285	$688,867	$639,765

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$131,665	$114,067	$119,050
Income taxes	620,132	772,493	907,720

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions, (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry.  These services are performed for approximately 425,000 customers from 193 distribution facilities located throughout the United States, Bahamas, Canada, Ireland and Northern Ireland.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending June 29, 2013 for fiscal 2013, June 30, 2012 for fiscal 2012 and, July 2, 2011 for fiscal 2011.

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

Certain internal and external costs related to the acquisition and development of internal use software being built within our Business Transformation Project are capitalized within plant and equipment during the application development stages of the project.  Amortization commenced in August 2012 as the project entered the deployment stage.  Additional costs are capitalized for added software that is in the application development stage of the project.

Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives.  Interest capitalized for the past three fiscal years was $4.2 million in fiscal 2013, $20.8 million in fiscal 2012 and $13.9 million in fiscal 2011.

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

Goodwill and Intangibles

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired.  Goodwill and intangibles with indefinite lives are not amortized.  Goodwill is assigned to the reporting units that are expected to benefit from the synergies of a business combination.  The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values.  The reporting units used to assess goodwill impairment are the company’s 10 operating segments as described in Note 21, “Business Segment Information.” The components within each of the 10 operating segments have similar economic characteristics and therefore are aggregated into 10 reporting units.  The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

Intangibles with definite lives are amortized over their useful lives in a manner consistent with underlying cash flow, which generally ranges from three to ten years.  Management reviews finite-lived intangibles for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Cash flows expected to be generated by the finite-lived intangibles are estimated over the intangible asset’s useful life based on updated projections on an undiscounted basis.  If the evaluation indicates that the carrying value of the finite-lived intangible asset may not be recoverable, the potential impairment is measured at fair value.

Restricted Cash

Sysco is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims.  Sysco has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.  All amounts in restricted cash at June 29, 2013 and June 30, 2012 represented funds deposited in insurance trusts.

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

Investments in Corporate-Owned Life Insurance

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date.  Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses.  The company does not record deferred tax balances related to cash surrender value gains or losses for the policies that Sysco has the intent to hold these policies to maturity.  Deferred tax balances are recorded for those policies that Sysco intends to redeem prior to maturity.  The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $159.3 million and $160.5 million at June 29, 2013 and June 30, 2012, respectively.

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers.  Included in operating expenses are shipping and handling costs of approximately $2,539.6 million in fiscal 2013, $2,396.2 million in fiscal 2012, and $2,222.1 million in fiscal 2011.

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

Reclassifications

Prior year amounts within the consolidated balance sheets and consolidated cash flows have been reclassified to conform to the current year presentation as it relates to the presentation of certain tax-related balances within these statements.  The impact of these reclassifications was immaterial to all periods presented.

2. CHANGES IN ACCOUNTING

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment.”  This update amends Accounting Standards Codification (ASC) 350, “Intangibles–Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  In addition, the update provided a revised list of factors that should be considered when evaluating whether a potential goodwill impairment may have occurred at an interim period.  The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption was permitted.  The adoption of this update in the first quarter of fiscal 2013 did not result in a material change to the company’s interim consideration of potential goodwill impairment nor to its annual goodwill impairment testing in the fourth quarter of fiscal 2013.

3. NEW ACCOUNTING STANDARDS

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  This update amends ASC 350, “Intangibles—Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be fiscal 2014 for Sysco.  Early adoption is permitted.  Sysco is currently evaluating the impact this update may have on its indefinite-lived intangibles impairment testing.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This update amends ASC 220, “Comprehensive Income,” to require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net earnings if the amount is being reclassified in its entirety to net earnings.  For other amounts that are not being reclassified in their entirety to net earnings, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments in this update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is fiscal 2014 for Sysco.  Sysco is currently evaluating the impact this update will have on its disclosures.

Inclusion of the Fed Funds Effective Swap Rate(or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate(or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.”  This update amends ASC 815, “Derivatives and Hedging,” to permit the Fed Funds Effective Swap rate to be used as a benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rates and the London Interbank Offered Rate swap rate.  The update also removes the restriction on using different benchmark rates for similar hedges.  The amendments in this update are effective prospectively for new or redesignated hedging relationships entered into on or after July 17, 2013.  Sysco will consider all available benchmark interest rates for any new hedging relationships.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This update amends ASC 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for Sysco.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted.  Sysco is currently evaluating the impact this update will have on its financial statements.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of June 29, 2013 and June 30, 2012:

	Assets Measured at Fair Value as of June 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$1,160	$132,731	$-	$133,891
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,988	-	2,988
Restricted cash	145,328	-	-	145,328
Total assets at fair value	$146,488	$135,719	$-	$282,207

	Assets Measured at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$228,310	$248,714	$-	$477,024
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,475	-	2,475
Restricted cash	127,228	-	-	127,228
Other assets
Interest rate swap agreements	-	6,219	-	6,219
Total assets at fair value	$355,538	$257,408	$-	$612,946

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3,207.6 million and $3,539.3 million as of June 29, 2013 and June 30, 2012, respectively.  The carrying value of total debt was $2,888.9 million and $3,018.3 million as of June 29, 2013 and June 30, 2012, respectively.

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts appears below:

	2013	2012	2011
	(In thousands)
Balance at beginning of period	$42,919	$42,436	$36,573
Charged to costs and expenses	35,243	33,359	42,623
Customer accounts written off, net of recoveries	(30,824)	(32,318)	(37,823)
Other adjustments	7	(558)	1,063
Balance at end of period	$47,345	$42,919	$42,436

6. PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	June 29, 2013	June 30, 2012	Estimated Useful Lives
	(In thousands)
Plant and equipment, at cost:
Land	$435,447	$352,812
Buildings and improvements	3,632,568	3,510,627	10-30 years
Fleet and equipment	2,633,228	2,449,018	3-10 years
Computer hardware and software	1,054,754	1,028,594	3-7 years
	7,755,997	7,341,051
Accumulated depreciation	(3,777,926)	(3,457,301)
Net plant and equipment	$3,978,071	$3,883,750

The capitalized direct costs for the internal use software portion of the company’s Business Transformation Project are included within “computer hardware and software” in the table above in the amount of $417.7 million and $469.4 million, net of accumulated amortization, as of June 29, 2013 and June 30, 2012, respectively.  The majority of this internal use software related to the Business Transformation Project was placed into service and began amortization  in August of fiscal 2013.

Depreciation expense, including capital leases, for the past three years was $473.5 million in 2013, $384.9 million in 2012 and $374.0 million in 2011.

7. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows:

	Broadline	SYGMA	Other	Total
	(In thousands)
Carrying amount as of July 2, 2011	$1,201,265	$32,609	$399,415	$1,633,289
Goodwill acquired during year	48,911	-	13,677	62,588
Currency translation/other	(30,064)	-	(202)	(30,266)
Carrying amount as of June 30, 2012	1,220,112	32,609	412,890	1,665,611
Goodwill acquired during year	203,393	-	24,005	227,398
Currency translation/other	(8,663)	-	(111)	(8,774)
Carrying amount as of June 29, 2013	$1,414,842	$32,609	$436,784	$1,884,235

Amortized intangible assets acquired during fiscal 2013 were $124.1 million with a weighted-average amortization period of eight years.  By intangible asset category, the amortized intangible assets acquired during fiscal 2013 were customer relationships of $85.7 million with a weighted-average amortization period of nine years, non-compete agreements of $21.0 million with a weighted-average amortization period of five years, amortized trademarks of $7.8 million with a weighted-average amortization period of eight years and other intangibles of $9.6 million with a weighted-average amortization period of five years.

The following table presents details of the company’s amortized  intangible assets:

	June 29, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$274,410	$(125,250)	$149,160	$200,801	$(110,080)	$90,721
Non-compete agreements	29,460	(4,655)	24,805	8,453	(2,024)	6,429
Trademarks	11,618	(1,580)	10,038	3,759	(518)	3,241
Other	9,556	(159)	9,397	-	-	-
Total amortized intangible assets	$325,044	$(131,644)	$193,400	$213,013	$(112,622)	$100,391

Intangible assets that have been fully amortized have been removed in the schedule above in the period full amortization is reached.

The following table presents details of the company’s indefinite-lived  intangible assets:

	June 29, 2013	June 30, 2012
	(In thousands)
Trademarks	$11,353	$12,214
Licenses	966	966
Total indefinite-lived intangible assets	$12,319	$13,180

Amortization expense for the past three years was $32.1 million in 2013, $24.9 million in 2012 and $21.9 million in 2011.  The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 29, 2013 is shown below:

Amount
(In thousands)
2014	$40,999
2015	36,581
2016	29,150
2017	24,515
2018	21,068

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

In fiscal 2010, the company entered into two interest rate swap agreements that effectively converted $250.0 million of fixed rate debt maturing in fiscal 2013 and $200.0 million of fixed rate debt maturing in fiscal 2014 to floating rate debt.  These transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure.  These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.  The swap agreement related to the fiscal 2013 debt was settled upon maturity of the senior notes in February 2013, leaving one remaining outstanding swap agreement as of June 29, 2013.

The location and the fair value of derivative instruments in the consolidated balance sheet as of each fiscal year-end are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements
June 29, 2013	Prepaid expenses and other current assets	$2,988	N/A	N/A
June 30, 2012	Prepaid expenses and other current assets	2,475	N/A	N/A
June 30, 2012	Other assets	6,219	N/A	N/A

The location and effect of derivative instruments and related hedged items on consolidated comprehensive income for each fiscal year presented on a pre-tax basis are as follows:

		Amount of (Gain) or Loss
		Recognized in Income
	Location of (Gain) or Loss Recognized in Income	2013	2012	2011
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(4,492)	$(7,900)	$(9,026)

Cash Flow Hedge Relationships:
Treasury lock agreement	Other comprehensive income	N/A	(722)	N/A
Interest rate contracts	Interest expense	626	692	696

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for fiscal 2013, fiscal 2012 and fiscal 2011.  The interest rate swaps do not contain credit-risk-related contingent features.

9. SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs.  The amounts in excess of the self-insured levels are fully insured by third party insurers.  The company also maintains a fully self-insured group medical program.  A summary of the activity in self-insured liabilities appears below:

	2013	2012	2011
	(In thousands)
Balance at beginning of period	$129,749	$129,671	$128,997
Charged to costs and expenses	352,374	318,828	325,540
Payments	(334,525)	(318,750)	(324,866)
Balance at end of period	$147,598	$129,749	$129,671

10. DEBT AND OTHER FINANCING ARRANGEMENTS

Sysco’s debt consists of the following:

	June 29, 2013	June 30, 2012
	(In thousands)
Multicurrency revolving credit facility borrowings, interest averaging 1.0%, as of June 29, 2013	$41,632	$-
Commercial paper, interest averaging 0.1%, as of June 29, 2013	95,500	-
Senior notes, interest at 4.2%, maturing in fiscal 2013	-	249,964
Senior notes, interest at 4.6%, maturing in fiscal 2014	202,190	206,673
Senior notes, interest at 0.55%, maturing in fiscal 2015	298,669	297,983
Senior notes, interest at 5.25%, maturing in fiscal 2018	498,414	498,069
Senior notes, interest at 5.375%, maturing in fiscal 2019	249,031	248,862
Senior notes, interest at 2.6%, maturing in fiscal 2022	444,844	444,271
Debentures, interest at 7.16%, maturing in fiscal 2027	50,000	50,000
Debentures, interest at 6.5%, maturing in fiscal 2029	224,641	224,617
Senior notes, interest at 5.375%, maturing in fiscal 2036	499,669	499,654
Senior notes, interest at 6.625%, maturing in fiscal 2039	245,845	245,685
Capital leases and other debt, interest averaging 7.4% and maturing at various dates to fiscal 2029 as of June 29, 2013 and 5.9% and maturing at various dates to fiscal 2026 as of June 30, 2012	38,484	52,560
Total debt	2,888,919	3,018,338
Less current maturities of long-term debt	(207,301)	(254,650)
Less notes payable	(41,632)	-
Net long-term debt	$2,639,986	$2,763,688

The principal payments required to be made during the next five fiscal years on debt outstanding as of June 29, 2013 are shown below:

Amount
(In thousands)
2014	$207,301
2015	303,847
2016	3,286
2017	2,494
2018	500,179

Short-term Borrowings

As of June 29, 2013 and June 30, 2012, Sysco had uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95.0 million.  There were no borrowings outstanding under these lines of credit as of June 29, 2013 or June 30, 2012, respectively.

In September 2012, the company’s Irish subsidiary, Pallas Foods, entered into a €75.0 million (Euro) multicurrency revolving credit facility, which will be utilized for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 25, 2013, but is subject to extension.  Outstanding borrowings under this facility were €32.0 million (Euro) as of June 29, 2013, located within Notes payable on the consolidated balance sheet.

As of June 30, 2012, the company’s Irish subsidiary, Pallas Foods Limited, had a €10.0 million (Euro) committed facility for unsecured borrowings for working capital.  There were no borrowings outstanding under this facility as of June 30, 2012.  During fiscal 2013, this facility was replaced with the facility described above.

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

In December 2011, Sysco terminated its previously existing revolving credit facility that supported the company’s U.S. and Canadian commercial paper programs.  At the same time, Sysco and one of its subsidiaries, Sysco International, ULC, entered into a new $1,000.0 million credit facility supporting the company’s U.S. and Canadian commercial paper programs.  This facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the credit agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by all wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.  The original facility in the amount of $1,000.0 million expires on December 29, 2016.  In December 2012, a portion of the facility was extended for an additional year.  This extended facility, which expires on December 29, 2017, is for $925.0 million of the original $1,000.0 million facility, but is subject to further extension.  As of June 29, 2013, commercial paper issuances outstanding were $95.5 million and were classified as long-term debt, as the company’s commercial paper programs are supported by the long-term revolving credit facility described above.  There were no commercial paper issuances outstanding as of June 30, 2012.

During fiscal 2013, 2012, and 2011, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $330.0 million, zero to $563.1 million, and zero to $330.3 million, respectively.

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

The  4.6% senior notes due March 15, 2014, the 5.25% senior notes due February 12, 2018, the 5.375% senior notes due March 17, 2019, the 6.5% debentures due August 1, 2028, the 5.375% senior notes due September 21, 2035 and the 6.625% senior notes due March 17, 2039 are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows Sysco to retire the debentures and notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture and note holders are not penalized by the early redemption.

The 7.16% debentures due April 15, 2027 are unsecured, are not subject to any sinking fund requirement and are no longer redeemable prior to maturity.

Total Debt

Total debt as of June 29, 2013 was $2,888.9 million of which approximately 88% was at fixed rates with a weighted average of  4.7% and an average life of 13 years, and the remainder was at floating rates with a weighted average of 1.4% and an average life of one year.  Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level.  Sysco is currently in compliance with all debt covenants.

Other

As of June 29, 2013 and June 30, 2012, letters of credit outstanding were $42.2 million and $29.8 million, respectively.

11. LEASES

Sysco has obligations under capital and operating leases for certain distribution facilities, vehicles and computers.  Total rental expense under operating leases was $84.4  million, $83.0 million, and $79.3 million in fiscal 2013, 2012 and 2011, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

Aggregate minimum lease payments by fiscal year under existing non-capitalized long-term leases are as follows:

Amount
(In thousands)
2014	$41,371
2015	34,427
2016	24,720
2017	18,041
2018	11,085
Thereafter	32,749

12.  OTHER LONG-TERM LIABILITIES

The following table presents details of the company’s other long-term liabilities:

	June 29, 2013	June 30, 2012
	(In thousands)
Qualified pension plan	$136,808	$456,969
Supplemental executive retirement plan	409,024	450,326
Other	270,815	242,439
Total	$816,647	$1,149,734

13.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

Sysco has company-sponsored defined benefit and defined contribution retirement plans for its employees.  Also, the company provides certain health care benefits to eligible retirees and their dependents.

Defined Contribution Plan

In December 2012, the company amended its defined contribution 401(k) Plan to be a Safe Harbor plan, a plan that treats all employees’ benefits equally within the plan, under Sections 401(k) and 401(m) of the Internal Revenue Code with respect to non-union employees and those union employees whose unions adopted the Safe Harbor Plan provisions.  Effective January 1, 2013, the new Safe Harbor plan provides that the Company will make a non-elective contribution each pay period equal to 3% of a participant’s compensation.  Additionally, the Company will make matching contributions of 50% of a participant’s pre-tax contribution on the first 5% of the participant’s compensation.  Certain employees are also eligible for a transition contribution, and the Company may also make discretionary contributions.  For union employees who are members of unions that did not adopt the Safe Harbor Plan provisions, the plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation.

Prior to the adoption of the Safe Harbor Plan in January 2013, the company’s defined contribution 401(k) plan provided that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation.

Sysco’s expense related to its defined contribution 401(k) plan was $65.3 million in fiscal 2013, $17.2 million in fiscal 2012, and $19.8 million in fiscal 2011.

Defined Benefit Plans

Sysco maintains a qualified pension plan (Retirement Plan) that pays benefits to employees at retirement, using formulas based on a participant’s years of service and compensation.  At the end of fiscal 2012, Sysco approved a plan to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all United States-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under the company’s defined contribution  401(k) plan.

In addition to receiving benefits upon retirement under the company’s Retirement Plan, key management personnel who are participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan (SERP).  This plan is a nonqualified, unfunded supplementary retirement plan.  In November 2012, Sysco approved a plan to restructure its executive nonqualified retirement program including the SERP.  Future benefit accruals have been frozen under this plan as of June 29, 2013 for all participants.

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

	Pension Benefits		Other Postretirement Plans
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,164,974	$2,516,660	$12,954	$10,812
Service cost	70,166	108,223	541	457
Interest cost	148,561	147,512	614	632
Amendments	53,902	8,705	-	-
Curtailments	(72,967)	(176,531)	-	-
Actuarial (gain) loss, net	(201,517)	625,890	188	925
Total disbursements	(74,097)	(65,485)	(49)	128
Benefit obligation at end of year	3,089,022	3,164,974	14,248	12,954
Change in plan assets:
Fair value of plan assets at beginning of year	2,234,869	2,106,313	-	-
Actual return on plan assets	263,675	31,597	-	-
Employer contribution	93,562	162,444	49	(128)
Total disbursements	(74,097)	(65,485)	(49)	128
Fair value of plan assets at end of year	2,518,009	2,234,869	-	-
Funded status at end of year	$(571,013)	$(930,105)	$(14,248)	$(12,954)

The measurements for the Retirement Plan at June 30, 2012 included the impact of the freeze discussed above.  This resulted in the recognition of a curtailment gain as a component of actuarial loss arising in fiscal 2012 in other comprehensive loss.

As a result of the SERP freeze discussed above in November 2012, the liabilities of this plan were remeasured using a discount rate of 3.96%.  A curtailment gain of $73.0 million was recognized as a component of actuarial losses (net of tax) within other comprehensive income with an offsetting reduction to benefits obligations to accumulated benefits.  Further, an $8.3 million loss was recognized in the income statement arising from the write-off of prior service costs.  In addition to the plan freeze, participants will be fully vested in their frozen benefits on their date of freeze.  This resulted in an increase in the benefit obligation of $48.6 million which was reflected as unrecognized prior service cost in other comprehensive income.  This amount will amortize into pension expense over the next seven years.  The SERP benefit obligation resulting after these changes on the date of the approved plan was $486.6 million.

In order to meet a portion of its obligations under the SERP, Sysco maintains life insurance policies on the lives of the participants with carrying values of $95.0 million as of June 29, 2013 and $97.6 million as of June 30, 2012.  In the second quarter of fiscal 2012, approximately $75.0 million of these policies were redeemed and corporate-owned real estate assets were substituted for these policies.  These policies are not included as plan assets or in the funded status amounts in the tables above and below; rather, the assets are held in a rabbi trust and are therefore available to satisfy the claims of the company’s creditors in the event of bankruptcy or insolvency of the company.  Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	Pension Benefits		Other Postretirement Plans
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Current accrued benefit liability (Accrued expenses)	$(25,181)	$(22,810)	$(380)	$(369)
Non-current accrued benefit liability (Other long-term liabilities)	(545,832)	(907,295)	(13,868)	(12,585)
Net amount recognized	$(571,013)	$(930,105)	$(14,248)	$(12,954)

Accumulated other comprehensive loss (income) as of June 29, 2013 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Prior service cost	$71,798	$1,067	$72,865
Actuarial losses (gains)	864,000	(3,151)	860,849
Total	$935,798	$(2,084)	$933,714

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

The accumulated benefit obligation, which does not consider any salary increases for the remaining active union employees in the Retirement Plan, for the company-sponsored defined benefit pension plans was $3,079.1 million and $3,078.5 million as of June 29, 2013 and June 30, 2012, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	Pension Benefits		Other Postretirement Plans
	June 29, 2013 (1)	June 30, 2012 (1)	June 29, 2013	June 30, 2012
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$3,079,068	$3,078,488	$14,248	$12,954
Fair value of plan assets at end of year	2,518,009	2,234,869	-	-

(1)  Information under Pension Benefits as of June 29, 2013 and June 30, 2012 includes both the Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	Pension Benefits
	2013	2012	2011
	(In thousands)
Service cost	$70,166	$108,223	$99,443
Interest cost	148,561	147,512	134,973
Expected return on plan assets	(171,201)	(161,605)	(131,921)
Amortization of prior service cost	9,899	4,806	3,960
Amortization of actuarial loss	72,624	60,166	79,952
Curtailment loss	8,293	-	-
Net pension costs	$138,342	$159,102	$186,407

The components of other postretirement benefit costs for each fiscal year are as follows:

	Other Postretirement Plans
	2013	2012	2011
	(In thousands)
Service cost	$541	$457	$396
Interest cost	614	632	524
Amortization of prior service cost	168	215	185
Amortization of actuarial gain	(203)	(331)	(388)
Amortization of transition obligation	141	153	153
Net other postretirement benefit costs	$1,261	$1,126	$870

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	Pension Benefits
	2013	2012	2011
	(In thousands)
Amortization of prior service cost	$18,192	$4,806	$3,960
Amortization of actuarial loss	72,624	60,166	79,952
Prior service cost arising in current year	(53,902)	(8,706)	(8,252)
Actuarial (loss) gain arising in current year	366,957	(579,366)	84,055
Net pension costs	$403,871	$(523,100)	$159,715

Other changes in benefit obligations recognized in other comprehensive (loss) income related to other postretirement plans for each fiscal year are as follows:

	Other Postretirement Plans
	2013	2012	2011
	(In thousands)
Amortization of prior service cost	$168	$215	$185
Amortization of actuarial gain	(203)	(331)	(388)
Amortization of transition obligation	141	153	153
Prior service cost arising in current year	-	-	(987)
Actuarial (loss) gain arising in current year	(188)	(925)	(157)
Net pension costs	$(82)	$(888)	$(1,194)

Amounts included in accumulated other comprehensive loss (income) as of June 29, 2013 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2014 are:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Amortization of prior service cost	$11,145	$168	$11,313
Amortization of actuarial losses (gains)	16,327	(143)	16,184
Total	$27,472	$25	$27,497

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $93.6 million and $162.4 million in fiscal years 2013 and 2012, respectively.  The $70.0 million contribution to the Retirement Plan in fiscal 2013 was voluntary, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2013.  The $140.0 million contribution to the Retirement Plan in fiscal 2012 exceeded the minimum required contribution for the calendar 2011 plan year to meet ERISA minimum funding requirements.  There are no required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2014.  The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments.  The estimated fiscal 2014 contributions to fund benefit payments for the SERP and other postretirement plans are $25.8 million and $0.4 million, respectively.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	Pension Benefits	Other Postretirement Plans
	(In thousands)
2014	$86,447	$390
2015	95,024	775
2016	104,529	1,075
2017	115,629	1,271
2018	126,202	1,404
Subsequent five years	786,838	7,123

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	June 29, 2013	June 30, 2012
Discount rate — Retirement Plan	5.32%	4.81%
Discount rate — SERP	4.94	4.89
Discount rate — Other Postretirement Plans	5.32	4.81
Rate of compensation increase — Retirement Plan	3.89	5.30

As benefit accruals under the SERP were frozen as of June 29, 2013 due to the plan freeze discussed above, future pay is not projected in the determination of the benefit obligation as of that date.  For determining the benefit obligations as of June 30, 2012, the SERP calculations utilized an age-graded salary growth assumption.

Weighted-average assumptions used to determine net company-sponsored pension costs and other postretirement benefit costs for each fiscal year were:

	2013	2012	2011
Discount rate — Retirement Plan	4.81%	5.94%	6.15%
Discount rate — SERP	3.96 (1)	5.93	6.35
Discount rate — Other Postretirement Plans	4.81	5.94	6.32
Expected rate of return — Retirement Plan	7.75	7.75	8.00
Rate of compensation increase — Retirement Plan	5.30	5.30	5.30

(1)    The SERP was remeasured in November 2012 as a result of the plan freeze discussed above.  The rate in the table above reflects the discount rate as of this remeasurement.

For determining the net pension costs related to the SERP for fiscal 2013, 2012  and 2011, the SERP calculations utilized an age-graded salary growth assumption.

A healthcare cost trend rate is not used in the calculations of postretirement benefit obligations because Sysco subsidizes the cost of postretirement medical coverage by a fixed dollar amount, with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

For guidance in determining the discount rate, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans.  The discount rate assumption is reviewed annually and revised as deemed appropriate.  The discount rate to be used for the calculation of fiscal 2014 net company-sponsored benefit costs for the Retirement Plan is  5.32%.  The discount rate to be used for the calculation of fiscal 2014 net company-sponsored benefit costs for the SERP is  4.94%.    The discount rate to be used for the calculation of fiscal 2014 net company-sponsored benefit costs for the Other Postretirement Plans is 5.32%.

The expected long-term rate of return on plan assets assumption is net return on assets assumption, representing gross return on assets less plan expenses.  The expected return is derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of rigorous historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, the historical returns of the major stock markets and returns on alternative investments. The rate of return assumption is reviewed annually and revised as deemed appropriate.  The expected long-term rate of return to be used in the calculation of fiscal 2014 net company-sponsored benefit costs for the Retirement Plan is  7.75%.

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

The company’s target and actual investment allocation as of June 29, 2013 is as follows:

	Target Asset Allocation Range	Actual Asset Allocation
U.S. equity	23 - 31%	34%
International equity	23 - 31	31
Long duration fixed income	21 - 35	23
High yield fixed income	7 - 11	9
Alternative investments	5 - 15	3
		100%

Sysco’s investment strategy is implemented through a combination of balanced and specialist investment managers, passive investment funds and actively-managed investment funds.  U.S. equity consists of both large-cap and small-to-mid-cap securities.  Core fixed income investments include intermediate range U.S. government and agency securities, corporate bonds from diversified industries, asset-backed securities, mortgage-backed securities, other debt securities and derivative securities.  Long duration fixed income investments include U.S. government and agency securities, corporate bonds from diversified industries, asset-backed securities, mortgage-backed securities, other debt securities and derivative securities.  High yield fixed income consists of below investment grade corporate debt securities and may include derivative securities.  Alternative investments may include private equity, private real estate, timberland, and commodities investments.  Investment funds are selected based on each fund’s stated investment strategy to align with Sysco’s overall target mix of investments.  Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate.  As of June 29, 2013, actual asset allocation varied from the stated target in certain categories, as alternative investment funding, primarily in private equity funds require contributions over a multi-year period.  Until such capital is required, the company has chosen to invest these amounts in U.S. and international equities.

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

Investment funds: Funds holding debt and equity securities are valued at the net asset value (NAV) provided by the manager of each fund.  The NAV is calculated as the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV is based on the fair value of the underlying securities within the fund.  The real estate funds are valued based on the proportionate interest held by the Retirement Plan, which is based on the valuations of the underlying real estate investments held by each fund.  Each real estate investment is valued on the basis of a discounted cash flow approach.  Inputs used include future rental receipts, expenses and residual values from a market participant view of the highest and best use of the real estate as rental property.  The private equity funds are valued based on the proportionate interest held by the Retirement Plan, which is based on the valuations of the underlying private equity investments held by each fund.  Indirectly-held investments are valued utilizing the latest financial reports supplied by the fund’s portfolio investments.  Directly-held investments are valued initially based on transaction price and are adjusted utilizing available market data and investment-specific factors, such as estimates of liquidation value, prices of recent transactions in the same or similar issuer, current operating performance and future expectations of the particular investment, changes in market outlook and the financing environment.  Investment funds holding debt and equity securities are included as a Level 2 measurement in the table below.  The real estate funds and private equity funds are included as Level 3 measurements.

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

The following table presents the fair value of the Retirement Plan’s assets by major asset category as of June 29, 2013:

	Assets Measured at Fair Value as of June 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents [1]	$-	$88,812	$-	$88,812
U.S. equity:
U.S. large-cap [1]	189,548	531,667	-	721,215
U.S. small-to-mid-cap [1]	99,518	-	-	99,518
International equity [2]	-	745,262	-	745,262
Long duration fixed income:
Diversified fixed income [2]	-	264,139	-	264,139
U.S. government and agency securities	-	123,253	-	123,253
Corporate bonds	-	117,565	-	117,565
Mortgage-backed securities	-	8,316	-	8,316
Municipal bonds	-	23,840	-	23,840
Sovereign debt	-	16,744	-	16,744
Other [1]	-	13,277	-	13,277
Derivatives, net [3]	(249)	(687)	-	(936)
High yield fixed income [2]	-	226,955	-	226,955
Alternative investments:
Real estate [2]	-	-	64,845	64,845
Private equity [2]	-	-	14,375	14,375
Total investments at fair value	$288,817	$2,159,143	$79,220	$2,527,180
Other [4]				(9,171)
Fair value of plan assets at end of year				$2,518,009

1    Include direct investments and investment funds.

2  Include investments in investment funds only.

3  Include credit default swaps, interest rate swaps, foreign currency contracts, futures and options.  The fair value of asset positions totaled $0.4 million; the fair value of liability positions totaled $1.3 million.

4  Include primarily plan receivables and payables, net.

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

3 Include credit default swaps, interest rate swaps and futures.  The fair value of asset positions totaled $0.3 million; the fair value of liability positions totaled $0.3 million.

4 Include credit default swaps, interest rate swaps, foreign currency contracts, futures and options.  The fair value of asset positions totaled $0.5 million; the fair value of liability positions totaled $0.6 million.

5  Include primarily plan receivables and payables, net.

The following table sets forth a summary of changes in the fair value of the Retirement Plan’s Level 3 assets for each fiscal year:

	Real Estate Funds	Private Equity Funds	Total Level 3 Measurements
	(In thousands)
Balance, July 2, 2011	$30,615	$1,480	$32,095
Actual return on plan assets:
Relating to assets still held at the reporting date	2,155	(14)	2,141
Relating to assets sold during the period	-	-	-
Purchases and sales, net	18,327	3,829	22,156
Transfers in and/or out of Level 3	-	-	-
Balance, June 30, 2012	$51,097	$5,295	$56,392
Actual return on plan assets:
Relating to assets still held at the reporting date	6,696	1,327	8,023
Relating to assets sold during the period	-	-	-
Purchases and sales, net	7,052	7,753	14,805
Transfers in and/or out of Level 3	-	-	-
Balance, June 29, 2013	$64,845	$14,375	$79,220

14.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco contributes to several multiemployer defined benefit pension plans in the United States and Canada based on obligations arising under collective bargaining agreements covering union-represented employees.  Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other employers contributing to the plan.  Approximately 10% of Sysco’s current employees are participants in such multiemployer plans as of June 29, 2013.

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  Total withdrawal liability provisions recorded were $41.9 million in fiscal 2013, $21.9 million in fiscal 2012 and $41.5 million in fiscal 2011.  As of June 29, 2013 and June 30, 2012, Sysco had approximately $40.7 million and $30.7 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.  Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the two plan years following the plan year in which we completely withdraw from that plan, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur  in the applicable two-plan year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much as $80.0 million as of June 29, 2013.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, which had a valuation date of December 31, 2011.  As the valuation date for all of these plans was December 31, 2011, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2013	2012	2011
	(In thousands)
Individually significant plans	$28,816	$29,497	$27,196
All other plans	36,923	38,611	6,819
Total contributions	$65,739	$68,108	$34,015

Payments for voluntary withdrawals included in contributions were $31.8 million, $33.6 million and zero in fiscal 2013, 2012 and 2011, respectively.   Contributions for individually significant plans and all other plans have been presented in the table above for all years based on the current year designation of individually significant plans.  Prior periods amounts have been reclassified for consistency with the current year presentation.

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/13	As of 12/31/12	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	9/28/13 to 2/15/19 (1)

Teamsters Pension Trust Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Implemented	N/A	7/19/13 to 7/31/16 (2)

New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Implemented	No	4/30/14

Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	52-6043608-001	Yellow	Yellow	Pending	N/A	3/1/15

Minneapolis Food Distributing Industry Pension Plan	41-6047047-001	Green	Yellow	Implemented	N/A	8/10/13

(1)

Sysco is party to  23  CBAs that require contributions to the Western Conference of Teamsters Pension Trust.  Each agreement covers anywhere from less than 1% to 11% of the total contributions Sysco is required to pay the fund.

(2)

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
•

The “Sysco 5% of Total Plan Contributions” columns indicate whether Sysco was listed in the plan’s most recently filed Form 5500s as providing more than five percent of the total contributions to the plan, and the plan year-end is noted.  As of the date these financial statements were filed with the SEC, Form 5500s were not available for plan years ending December 31, 2012.

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2013	2012	2011	Year Ending 12/31/11	Year Ending 12/31/10
	(In thousands)
Western Conference of Teamsters Pension Plan	$20,561	$19,829	$19,490	No	No

Teamsters Pension Trust Fund of Philadelphia and Vicinity	2,256	2,227	2,009	No	No

New York State Teamsters Conference Pension and Retirement Fund	1,399	1,395	1,366	No	No

Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	1,624	1,490	1,358	Yes	Yes

Minneapolis Food Distributing Industry Pension Plan	2,976	4,556	2,973	Yes	Yes

For all of the plans noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

Other Postretirement Benefit Plans

In addition to the contributions to the defined benefit pension plans described above, Sysco also contributes to several multiemployer plans that provide other postretirement benefits based on obligations arising under collective bargaining agreements covering union-represented employees.  These plans may provide medical, pharmacy, dental, vision, mental health and other benefits to active employees and retirees as determined by the trustees of each plan.  Sysco contributed to these plans $30.6  million in fiscal 2013, $25.5 million in fiscal 2012 and $23.9 million in fiscal 2011.  There have been no significant changes that affect the comparability of fiscal 2013, fiscal 2012 and fiscal 2011 contributions.

15.  EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares of common stock outstanding for each respective year.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares of common stock outstanding during those respective years adjusted for the dilutive effect of share-based awards outstanding using the treasury stock method.  The two-class method is also utilized for the computation of earnings per share.  The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based compensation with non-forfeitable rights to receive dividends or dividend equivalents, if declared.  Net earnings allocated to these participating securities are excluded from net earnings allocated to common shares and were insignificant in fiscal 2013, 2012 and 2011.

A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the periods presented follows:

	2013	2012	2011
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$992,427	$1,121,585	$1,152,030

Denominator:
Weighted-average basic shares outstanding	589,397,807	587,726,343	586,526,142
Dilutive effect of share-based awards	3,277,303	1,265,098	2,165,404
Weighted-average diluted shares outstanding	592,675,110	588,991,441	588,691,546

Basic earnings per share:	$1.68	$1.91	$1.96

Diluted earnings per share:	$1.67	$1.90	$1.96

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 18,200,000, 49,100,000 and 50,700,000 for fiscal 2013,  2012 and 2011, respectively.

Dividends declared were $654.9 million, $628.0 million and $604.5 million in fiscal 2013,  2012 and 2011, respectively.  Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $165.8 million, $159.4 million and $155.0 million in fiscal 2013,  2012 and 2011, respectively.

16. COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustments, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $1,208.4 million, $718.7 million and $1,372.3 million in fiscal 2013, 2012 and 2011, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the years presented  is as follows:

	2013
	Before Tax Amount	Tax	Net of Tax Amount
	(In thousands)
Foreign currency translation adjustment	$(33,191)	$-	$(33,191)
Amortization of cash flow hedges	626	240	386
Amortization of prior service cost	18,360	7,050	11,310
Amortization of actuarial loss (gain), net	72,421	27,811	44,610
Amortization of transition obligation	141	53	88
Prior service cost arising in current year	(53,902)	(20,699)	(33,203)
Actuarial gain (loss), net arising in current year	366,769	140,840	225,929
Total other comprehensive income (loss)	$371,224	$155,295	$215,929

	2012
	Before Tax Amount	Tax	Net of Tax Amount
	(In thousands)
Foreign currency translation adjustment	$(81,003)	$-	$(81,003)
Amortization of cash flow hedges	692	266	426
Settlement of cash flow hedge	722	277	445
Amortization of prior service cost	5,021	1,928	3,093
Amortization of actuarial loss (gain), net	59,835	22,975	36,860
Amortization of transition obligation	153	60	93
Prior service cost arising in current year	(8,706)	(3,343)	(5,363)
Actuarial gain (loss), net arising in current year	(580,291)	(222,832)	(357,459)
Total other comprehensive income (loss)	$(603,577)	$(200,669)	$(402,908)

	2011
	Before Tax Amount	Tax	Net of Tax Amount
	(In thousands)
Foreign currency translation adjustment	$122,217	$-	$122,217
Amortization of cash flow hedge	696	268	428
Amortization of prior service cost	4,145	1,592	2,553
Amortization of actuarial loss (gain), net	79,564	30,551	49,013
Amortization of transition obligation	153	60	93
Prior service cost arising in current year	(9,239)	(3,547)	(5,692)
Actuarial gain (loss), net arising in current year	83,898	32,217	51,681
Total other comprehensive income (loss)	$281,434	$61,141	$220,293

The following table provides a summary of the changes in accumulated other comprehensive (loss) income for the years presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swap, net of tax	Total
	(In thousands)
Balance as of July 3, 2010	$(598,773)	$129,535	$(11,013)	$(480,251)
Foreign currency translation adjustment	-	122,217	-	122,217
Amortization of cash flow hedge	-	-	428	428
Amortization of prior service cost	2,553	-	-	2,553
Amortization of actuarial loss (gain), net	49,013	-	-	49,013
Amortization of transition obligation	93	-	-	93
Prior service cost arising in current year	(5,692)	-	-	(5,692)
Actuarial gain (loss), net, arising in current year	51,681	-	-	51,681
Balance as of July 2, 2011	(501,125)	251,752	(10,585)	(259,958)
Foreign currency translation adjustment	-	(81,003)	-	(81,003)
Amortization of cash flow hedges	-	-	426	426
Settlement of cash flow hedge	-	-	445	445
Amortization of prior service cost	3,093	-	-	3,093
Amortization of actuarial loss (gain), net	36,860	-	-	36,860
Amortization of transition obligation	93	-	-	93
Prior service cost arising in current year	(5,363)	-	-	(5,363)
Actuarial gain (loss), net, arising in current year	(357,459)	-	-	(357,459)
Balance as of June 30, 2012	(823,901)	170,749	(9,714)	(662,866)
Foreign currency translation adjustment	-	(33,191)	-	(33,191)
Amortization of cash flow hedges	-	-	386	386
Amortization of prior service cost	11,310	-	-	11,310
Amortization of actuarial loss (gain), net	44,610	-	-	44,610
Amortization of transition obligation	88	-	-	88
Prior service cost arising in current year	(33,203)	-	-	(33,203)
Actuarial gain (loss), net, arising in current year	225,929	-	-	225,929
Balance as of June 29, 2013	$(575,167)	$137,558	$(9,328)	$(446,937)

17. SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employees’ Stock Purchase Plan, the Management Incentive Plan and various non-employee director plans.

Stock Incentive Plans

In November 2009, Sysco’s 2007 Stock Incentive Plan was  amended and provides for the issuance of up to 55,000,000 shares of Sysco common stock for share-based awards to officers and other employees of the company.  Of the 55,000,000 authorized shares, the full 55,000,000 shares  may be issued as options or stock appreciation rights and up to 10,000,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards.  To date, Sysco has issued options, restricted stock and restricted stock units under this plan.  Vesting requirements for awards under this plan will vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year.  The contractual life of all options granted under this plan will be no greater than seven years.  As of June 29, 2013, there were 10,159,110 remaining shares authorized and available for grant in total under the amended 2007 Stock Incentive Plan, of which the full 10,159,110 shares may be issued as options or stock appreciation rights, or as a combination of up to 5,530,402 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 29, 2013.  No new options will be issued under any of the prior plans, as future grants to employees will be made through the amended 2007 Stock Incentive Plan or subsequently adopted plans.  Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or time-based vesting subject to acceleration based on performance criteria.  The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.

In November 2009, Sysco’s 2009 Non-Employee Directors Stock Plan was adopted and provides for the issuance of up to 750,000 shares of Sysco common stock for share-based awards to non-employee directors.  The authorized shares may be granted as restricted stock, restricted stock units, elected shares or additional shares.  In addition, options and unvested common shares also remained outstanding as of June 29, 2013 under previous non-employee director stock plans.  No further grants will be made under these previous plans, as all future grants to non-employee directors will be made through the 2009 Non-Employee Directors Stock Plan or subsequently adopted plans.  Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or vesting based on performance criteria.  The contractual life of all options granted under these plans through July 3, 2004 is 10 years; options granted after July 3, 2004 have a contractual life of seven years.  As of June 29, 2013, there were 483,096 remaining shares authorized and available for grant in total under the 2009 Non-Employee Directors Stock Plan.

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

The following weighted-average assumptions were used for each fiscal year presented:

	2013	2012	2011
Dividend yield	3.7%	3.7%	3.5%
Expected volatility	20.7	23.4	23.4
Risk-free interest rate	0.7	1.0	1.2
Expected life	5.4 years	5.4 years	5.0 years

The following summary presents information regarding outstanding options as of June 29, 2013 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2012	59,224,226	$29.85
Granted	6,212,716	29.96
Exercised	(20,916,611)	30.19
Forfeited	(653,616)	28.19
Expired	(12,309,926)	31.42
Outstanding as of June 29, 2013	31,556,789	$29.07	3.84	$160,756
Vested or expected to vest as of June 29, 2013	31,255,012	$29.07	3.83	$159,125
Exercisable as of June 29, 2013	11,546,717	$30.19	2.15	$45,866

The total number of employee options granted was 6,212,716,  7,015,952 and 7,190,250 in fiscal years 2013,  2012 and 2011, respectively.  During fiscal 2013,  2,351,720 options were granted to 11 executive officers and 3,860,996 options were granted to approximately 152 other key employees.  During fiscal 2012,  2,898,854 options were granted to 11 executive officers and 4,117,098 options were granted to approximately 180 other key employees.  During fiscal 2011,  1,423,000 options were granted to 11 executive officers and 5,767,250 options were granted to approximately 1,500 other key employees.

The weighted average grant-date fair value of options granted in fiscal 2013,  2012 and 2011 was $3.20,  $3.69 and $3.96, respectively.  The total intrinsic value of options exercised during fiscal 2013,  2012 and 2011 was $24.1 million, $8.3 million and $45.5 million, respectively.

Restricted Stock Units

During fiscal 2013, 2012 and 2011,  1,722,835,  1,528,734 and 656,000 restricted stock units, respectively, were granted to employees, the majority of which will vest ratably over a three-year period.  Some of these restricted stock units were granted with dividend equivalents.  The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant.  For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period.  The weighted average grant-date fair value per share of restricted stock units granted during  fiscal 2013, 2012 and 2011 was $29.75, $27.35 and $28.72, respectively.  The total fair value of restricted stock units vested during fiscal 2013, 2012 and 2011 was $27.6 million,  $11.8 million and $6.2 million, respectively.

Restricted Stock

In fiscal 2009, 75,822 shares of restricted stock were granted to an executive officer.  The fair value of these shares was $23.74 per share, which was based on the stock price on the grant date.  These shares were to vest ratably over a three-year period.  In fiscal 2010, this executive officer announced his retirement, and 37,911 of the shares were forfeited according to the terms of the agreement.  The remaining shares have vested according to the terms of the agreement as amended in connection with the executive officer’s retirement.  The total fair value of restricted stock vested during fiscal 2011 was $0.4 million.  There were no vestings of restricted stock in fiscal 2013 or 2012.

Non-Employee Director Awards

The 2009 Non-Employee Directors Stock Plan, as well as previous plans, provides for the issuance of restricted awards to current non-employee directors.  During fiscal 2013,  2012 and 2011,  48,069,  63,657 and 60,973 shares, respectively, of restricted awards were granted to non-employee directors that will vest over a one-year period.  Beginning in fiscal 2011, the non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date.  The fair value of the restricted awards is based on the company’s stock price as of the date of grant.  The weighted average grant-date fair value of the shares granted during fiscal 2013,  2012 and 2011 was $29.96, $27.65 and $28.87, respectively.    The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2013, 2012 and 2011 was $1.9 million, $2.2 million and $1.7 million, respectively.  Restricted stock shares are valued on their vesting date.  Vested deferred units are valued on their subsequent conversion and distribution date.

Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis.  Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations.  As a result of such elections, a total of 26,702,  31,397 and 27,979 shares with a weighted-average grant date fair value of $30.38, $28.46 and $29.26 per share were issued in fiscal 2013,  2012 and 2011, respectively, in the form of fully vested common stock or deferred units.    The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2013, 2012 and 2011 was $0.5 million,  $0.5 million and $0.4 million, respectively.  Common stock shares are valued on their vesting date.  Vested deferred units are valued on their subsequent conversion and distribution date.

As of June 29, 2013, there were 74,153 fully vested deferred units outstanding which will convert into shares of Sysco common stock upon dates selected by the respective non-employee directors.

Summary of Nonvested Awards

The following summary presents information regarding outstanding nonvested awards as of June 29, 2013 and changes during the fiscal year then ended with regard to these awards under all stock incentive plans.  Award types represented include:  restricted stock units granted to employees and restricted awards granted to non-employee directors.

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested as of June 30, 2012	2,213,371	$27.61
Granted	1,771,096	29.75
Vested	(986,354)	27.64
Forfeited	(64,306)	27.39
Nonvested as of June 29, 2013	2,933,807	$28.90

Employees’ Stock Purchase Plan

Sysco has an Employees’ Stock Purchase Plan that permits employees to invest in Sysco common stock by means of periodic payroll deductions at a  discount of 15% from the closing price on the last business day of each calendar quarter.  In November 2010, the Employees’ Stock Purchase Plan was amended to reserve an additional 5,000,000 shares of Sysco common stock for issuance under the plan.  Including the additional 5,000,000 shares reserved in fiscal 2011, the total number of shares which may be sold pursuant to the plan may not exceed 79,000,000 shares, of which 3,770,467 remained available as of June 29, 2013.

During fiscal 2013,  1,470,271 shares of Sysco common stock were purchased by the participants as compared to 1,661,758 shares purchased in fiscal 2012 and 1,655,100 shares purchased in fiscal 2011.  The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $4.78, $4.33 and $4.28 per share during fiscal 2013,  2012 and 2011, respectively.  The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $70.1 million, $70.3 million and $59.2 million for fiscal 2013,  2012 and 2011, respectively, and is included within operating expenses in the consolidated results of operations.  The total income tax benefit recognized in results of operations for share-based compensation arrangements was $29.9 million, $21.7 million and $18.2 million for fiscal 2013,  2012 and 2011, respectively.

As of June 29, 2013, there was $69.4 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.41 years.

Cash received from option exercises and purchases of shares under the Employees’ Stock Purchase Plan was $628.7 million, $99.4 million and $332.7 million during fiscal 2013,  2012 and 2011, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $24.0 million, $3.0 million and $15.9 million during fiscal 2013,  2012 and 2011, respectively.

18.   INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2013	2012	2011
	(In thousands)
United States	$1,351,947	$1,606,928	$1,639,258
Foreign	195,508	177,074	188,196
Total	$1,547,455	$1,784,002	$1,827,454

The income tax provision for each fiscal year consists of the following:

	2013	2012	2011
	(In thousands)
United States federal income taxes	$439,667	$540,861	$556,663
State and local income taxes	69,759	77,064	60,081
Foreign income taxes	45,602	44,492	58,680
Total	$555,028	$662,417	$675,424

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2013	2012	2011
	(In thousands)
Current	$582,889	$840,745	$840,173
Deferred	(27,861)	(178,328)	(164,749)
Total	$555,028	$662,417	$675,424

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	June 29, 2013	June 30, 2012

	(In thousands)
Deferred tax liabilities:
Excess tax depreciation and basis differences of assets	$455,752	$473,947
Goodwill and intangible assets	208,229	186,921
Other	18,127	19,756
Total deferred tax liabilities	682,108	680,624
Deferred tax assets:
Net operating tax loss carryforwards	19,149	21,609
Benefit on unrecognized tax benefits	23,833	23,287
Pension	224,990	362,391
Share-based compensation	39,316	63,522
Deferred compensation	34,951	36,639
Self-insured liabilities	47,538	41,030
Receivables	48,236	51,607
Inventory	63,509	59,619
Other	50,575	40,257
Total deferred tax assets	552,097	699,961
Total net deferred tax liabilities (assets)	$130,011	$(19,337)

The company had state net operating tax loss carryforwards as of June 29, 2013 and June 30, 2012.  The net operating tax loss carryforwards outstanding as of June 29, 2013 expire in fiscal years 2014 through 2033.  There were no valuation allowances recorded for the state tax loss carryforwards as of June 29, 2013 and June 30, 2012 because management believes it is more likely than not that these benefits will be realized based on utilization forecasts.

Sysco’s deferred taxes were impacted by an IRS settlement related to Sysco’s affiliate, Baugh Supply Chain Cooperative, which resulted in payments of deferred taxes of $212.0 million in each of fiscal 2012, 2011, and 2010. Sysco reclassified amounts due within one year from deferred taxes to accrued income taxes at the beginning of each of fiscal 2012, 2011, and 2010.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2013	2012	2011
United States statutory federal income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of any applicable federal income tax benefit	2.59	2.65	1.96
Foreign income taxes	(1.22)	(1.07)	(0.50)
Impact of uncertain tax benefits	0.37	0.12	0.51
Impact of adjusting carrying value of corporate-owned life insurance policies to their cash surrender values	(0.13)	(0.08)	(0.61)
Other	(0.74)	0.51	0.60
	35.87%	37.13%	36.96%

The effective tax rate of 35.87% for fiscal 2013 was favorably impacted primarily by two items.  First, the company recorded a tax benefit of $14.0 million related to changes in estimates for the prior year domestic tax provision.  Second, the company recorded a tax benefit of $8.8 million related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  The effective tax rate was negatively impacted by the recording of $5.7 million in tax and interest related to various federal, foreign and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

Uncertain Tax Positions

In the third quarter of fiscal 2013, we reclassified a receivable that would arise upon the resolution of an unrecognized tax benefit from a net position in other long-term liabilities to a gross position in other assets and other long-term liabilities on our consolidated balance sheet.  Prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation.  Prior year amounts in schedule below have also been adjusted to conform to the current year gross presentation of the unrecognized tax benefit on this tax position.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2013	2012

	(In thousands)
Unrecognized tax benefits at beginning of year	$103,988	$107,925
Additions for tax positions related to prior years	15,431	2,479
Reductions for tax positions related to prior years	(2,030)	(2,154)
Additions for tax positions related to the current year	-	-
Reductions for tax positions related to the current year	-	-
Reductions due to settlements with taxing authorities	(9,052)	(2,831)
Reductions due to lapse of applicable statute of limitations	-	(1,431)
Unrecognized tax benefits at end of year	$108,337	$103,988

As of June 29, 2013, $11.6 million of the gross liability for unrecognized tax benefits was netted within prepaid income taxes due to expected payment in fiscal 2014.  As of June 29, 2013, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $36.8 million, of which $5.8 million was netted within prepaid income taxes due to expected payment in fiscal 2014.  The expense recorded for interest and penalties related to unrecognized tax benefits in fiscal 2013 was $5.0 million.

As of June 30, 2012, $15.9 million of the gross liability for unrecognized tax benefits was netted within prepaid income taxes relating to a payment that occurred during fiscal 2011; however, the liability is considered outstanding until the matters have been settled with the respective jurisdiction.  As of June 30, 2012, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $43.2 million, of which $8.7 million was netted within prepaid income taxes relating to a payment that occurred during fiscal 2011; however, the liability is considered outstanding until the matters have been settled with the respective jurisdiction.  The expense recorded for interest and penalties related to unrecognized tax benefits in fiscal 2012 was $4.7 million.

If Sysco were to recognize all unrecognized tax benefits recorded as of June 29, 2013, approximately $42.0 million of the $108.3 million reserve would reduce the effective tax rate.  If Sysco were to recognize all unrecognized tax benefits recorded as of June 30, 2012, approximately $37.1 million of the $104.0 million reserve would reduce the effective tax rate.    It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions.  In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The IRS has open audits for Sysco’s 2006, 2007, 2008 and 2009 federal income tax returns.  As of June 29, 2013, Sysco’s tax returns in the majority of the state and local jurisdictions and Canada are no longer subject to audit for the years before 2007.  However, some jurisdictions have audits open prior to 2007, with the earliest dating back to 2002.  Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been accrued for any adjustments that may result from those open years.

Other

Undistributed income of certain consolidated foreign subsidiaries at June 29, 2013 amounted to $1,052.0 million for which no deferred U.S. income tax provision has been recorded because Sysco intends to permanently reinvest such income in those foreign operations.  An estimate of any U.S. or foreign withholding taxes that may be applicable upon actual or deemed repatriation is not practical due to the complexities associated with the hypothetical calculation.

19. ACQUISITIONS

During fiscal 2013, in the aggregate, the company paid cash of $397.4 million for operations acquired during fiscal 2013 and for contingent consideration related to operations acquired in previous fiscal years.  During fiscal 2013, Sysco acquired for cash foodservice operations in Nassau, Bahamas; San Francisco, California; San Jose, California; Stockton, California; Ontario, Canada; Quebec, Canada; Orlando, Florida; Dublin, Ireland; St. Cloud, Minnesota; Co. Down, Northern Ireland; Greenville, Ohio and Houston, Texas.  The fiscal 2013 acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain outstanding contingencies are resolved.  As of June 29, 2013, aggregate contingent consideration amounts outstanding relating to acquisitions was $108.0 million, of which $25.3 million could result in the recording of additional goodwill when paid and $68.9 million was recorded as earnout liabilities as of June 29, 2013.

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

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of June 29, 2013, we had forward diesel fuel commitments totaling approximately $204.0 million through August 2014.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing.  A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2018.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.  Minimum amounts committed to as of June 29, 2013 totaled approximately $1,819.1 million.  Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2014	$1,157,103
2015	426,362
2016	141,893
2017	93,266
2018	444

Sysco has contracts with various third party service providers to receive information technology services.  The services have been committed for periods up to fiscal 2016 and may be extended.  As of June 29, 2013, the total remaining cost of the services over that period is expected to be approximately $531.7 million.  A portion of this amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources.  Certain agreements allow adjustments for inflation.  Sysco may also cancel a portion or all of the services provided subject to termination fees which decrease over time.  If Sysco were to terminate all of the services in fiscal 2014, the estimated termination fee incurred in fiscal 2014 would range from  approximately $22.8 million to $32.6 million.

21. BUSINESS SEGMENT INFORMATION

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise.  The Broadline reportable segment is an aggregation of the company’s United States, Canadian, Caribbean and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce and lodging industry segments, a company that distributes specialty imported products and a company that distributes to international customers.

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

The following table sets forth the financial information for Sysco’s business segments:

	Fiscal Year
	2013	2012	2011
	(In thousands)
Sales:
Broadline	$36,129,463	$34,420,851	$31,924,473
SYGMA	5,780,103	5,735,673	5,341,094
Other	2,741,537	2,396,113	2,238,796
Intersegment sales	(239,870)	(171,698)	(180,874)
Total	$44,411,233	$42,380,939	$39,323,489

Operating income:
Broadline	$2,402,215	$2,416,225	$2,327,847
SYGMA	52,016	60,967	62,190
Other	98,564	91,048	100,222
Total segments	2,552,795	2,568,240	2,490,259
Corporate expenses	(894,317)	(677,608)	(558,757)
Total operating income	1,658,478	1,890,632	1,931,502
Interest expense	128,495	113,396	118,267
Other expense (income), net	(17,472)	(6,766)	(14,219)
Earnings before income taxes	$1,547,455	$1,784,002	$1,827,454

Depreciation and amortization:
Broadline	$313,611	$298,852	$291,756
SYGMA	28,059	27,706	24,975
Other	28,194	24,745	25,131
Total segments	369,864	351,303	341,862
Corporate	142,684	65,640	60,726
Total	$512,548	$416,943	$402,588

Capital expenditures:
Broadline	$284,016	$525,368	$353,296
SYGMA	18,078	30,961	38,612
Other	47,744	41,669	20,228
Total segments	349,838	597,998	412,136
Corporate	162,024	186,503	224,306
Total	$511,862	$784,501	$636,442

Assets:
Broadline	$10,228,722	$8,067,912	$7,261,681
SYGMA	485,520	475,877	456,204
Other	944,140	877,207	814,174
Total segments	11,658,382	9,420,996	8,532,059
Corporate	1,005,565	2,716,211	2,895,131
Total	$12,663,947	$12,137,207	$11,427,190

The sales mix for the principal product categories for each fiscal year is as follows:

	Fiscal Year
	2013	2012	2011
	(In thousands)
Canned and dry products	$8,310,634	$7,948,187	$7,308,893
Fresh and frozen meats	8,242,423	7,929,235	7,163,505
Frozen fruits, vegetables, bakery and other	6,023,990	5,757,871	5,337,625
Dairy products	4,669,986	4,456,634	4,145,350
Poultry	4,580,445	4,188,787	3,912,510
Fresh produce	3,540,027	3,332,504	3,345,929
Paper and disposables	3,364,965	3,295,483	3,055,862
Seafood	2,167,588	2,076,848	1,929,417
Beverage products	1,643,034	1,591,540	1,478,456
Janitorial products	1,013,488	952,569	902,636
Equipment and smallwares	637,680	613,590	581,628
Medical supplies	216,973	237,691	161,678
Total	$44,411,233	$42,380,939	$39,323,489

Information concerning geographic areas is as follows:

	Fiscal Year
	2013	2012	2011
	(In thousands)
Sales: (1)
United States	$38,985,715	$37,596,862	$34,992,273
Canada	4,698,814	4,246,611	3,864,420
Other	726,704	537,466	466,796
Total	$44,411,233	$42,380,939	$39,323,489
Long-lived assets:(2)
United States	$3,593,346	$3,564,854	$3,161,724
Canada	307,605	291,304	321,185
Other	77,120	27,592	29,480
Total	$3,978,071	$3,883,750	$3,512,389

(1) Represents sales to external customers from businesses operating in these countries.

(2) Long-lived assets represents net property, plant and equipment reported in the country in which they are held.

22.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned United States Broadline (U.S. Broadline) subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.  Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered by these guarantees.  As of June 29, 2013, Sysco had a total of approximately $2,820.5 million in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.  All subsidiary guarantors are 100%-owned by the parent company, all guarantees are full and unconditional and all guarantees are joint and several, except that the guarantee of any subsidiary guarantor with respect to a series of senior notes or debentures may be released under certain customary circumstances.  If we exercise our defeasance option with respect to the senior notes or debentures of any series, then any subsidiary guarantor effectively will be released with respect to that series.  Further, each subsidiary guarantee will remain in full force and effect until the earliest to occur of the date, if any, on which (1) the applicable subsidiary guarantor shall consolidate with or merge into Sysco Corporation or any successor of Sysco Corporation and (2) Sysco Corporation or any successor of Sysco Corporation consolidates with or merges into the applicable subsidiary guarantor.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of Sysco’s U.S. Broadline subsidiaries) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	June 29, 2013
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$276,713	$3,746,192	$2,184,522	$-	$6,207,427
Investment in subsidiaries	8,429,887	-	-	(8,429,887)	-
Plant and equipment, net	540,860	1,885,908	1,551,303	-	3,978,071
Other assets	325,045	534,713	1,618,691	-	2,478,449
Total assets	$9,572,505	$6,166,813	$5,354,516	$(8,429,887)	$12,663,947

Current liabilities	$664,366	$928,824	$2,156,092	$-	$3,749,282
Intercompany payables (receivables)	594,928	(1,003,219)	408,291	-	-
Long-term debt	2,606,612	10,422	22,952	-	2,639,986
Other liabilities	514,789	414,623	153,457	-	1,082,869
Shareholders’ equity	5,191,810	5,816,163	2,613,724	(8,429,887)	5,191,810
Total liabilities and shareholders’ equity	$9,572,505	$6,166,813	$5,354,516	$(8,429,887)	$12,663,947

	Condensed Consolidating Balance Sheet
	June 30, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$538,451	$3,675,676	$1,870,681	$-	$6,084,808
Investment in subsidiaries	10,334,147	-	-	(10,334,147)	-
Plant and equipment, net	703,658	1,923,925	1,256,167	-	3,883,750
Other assets	324,839	532,922	1,310,888	-	2,168,649
Total assets	$11,901,095	$6,132,523	$4,437,736	$(10,334,147)	$12,137,207

Current liabilities	$678,527	$900,416	$1,844,636	$-	$3,423,579
Intercompany payables (receivables)	3,068,001	(3,334,860)	266,859	-	-
Long-term debt	2,714,415	25,459	23,814	-	2,763,688
Other liabilities	755,112	396,659	113,129	-	1,264,900
Shareholders’ equity	4,685,040	8,144,849	2,189,298	(10,334,147)	4,685,040
Total liabilities and shareholders’ equity	$11,901,095	$6,132,523	$4,437,736	$(10,334,147)	$12,137,207

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended June 29, 2013
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$30,162,329	$15,335,180	$(1,086,276)	$44,411,233
Cost of sales	-	24,385,677	13,127,398	(969,433)	36,543,642
Gross profit	-	5,776,652	2,207,782	(116,843)	7,867,591
Operating expenses	694,323	3,610,907	2,020,726	(116,843)	6,209,113
Operating income (loss)	(694,323)	2,165,745	187,056	-	1,658,478
Interest expense (income)	298,474	(177,421)	7,442	-	128,495
Other expense (income), net	(12,864)	(4,554)	(54)	-	(17,472)
Earnings (losses) before income taxes	(979,933)	2,347,720	179,668	-	1,547,455
Income tax (benefit) provision	(351,474)	842,062	64,440	-	555,028
Equity in earnings of subsidiaries	1,620,886	-	-	(1,620,886)	-
Net earnings	992,427	1,505,658	115,228	(1,620,886)	992,427
Other comprehensive income (loss)	215,929	-	(33,191)	33,191	215,929
Comprehensive income	$1,208,356	$1,505,658	$82,037	$(1,587,695)	$1,208,356

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended June 30, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$29,100,106	$14,131,162	$(850,329)	$42,380,939
Cost of sales	-	23,374,199	12,089,441	(759,278)	34,704,362
Gross profit	-	5,725,907	2,041,721	(91,051)	7,676,577
Operating expenses	527,888	3,534,382	1,814,726	(91,051)	5,785,945
Operating income (loss)	(527,888)	2,191,525	226,995	-	1,890,632
Interest expense (income)	396,374	(281,193)	(1,785)	-	113,396
Other expense (income), net	(6,993)	(1,244)	1,471	-	(6,766)
Earnings (losses) before income taxes	(917,269)	2,473,962	227,309	-	1,784,002
Income tax (benefit) provision	(340,592)	918,607	84,402	-	662,417
Equity in earnings of subsidiaries	1,698,262	-	-	(1,698,262)	-
Net earnings	1,121,585	1,555,355	142,907	(1,698,262)	1,121,585
Other comprehensive income (loss)	(402,908)	-	(81,003)	81,003	(402,908)
Comprehensive income	$718,677	$1,555,355	$61,904	$(1,617,259)	$718,677

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended July 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$27,138,172	$12,861,426	$(676,109)	$39,323,489
Cost of sales	-	21,591,829	10,923,446	(586,498)	31,928,777
Gross profit	-	5,546,343	1,937,980	(89,611)	7,394,712
Operating expenses	535,224	3,455,148	1,562,449	(89,611)	5,463,210
Operating income (loss)	(535,224)	2,091,195	375,531	-	1,931,502
Interest expense (income)	453,593	(332,561)	(2,765)	-	118,267
Other expense (income), net	(5,581)	(4,636)	(4,002)	-	(14,219)
Earnings (losses) before income taxes	(983,236)	2,428,392	382,298	-	1,827,454
Income tax (benefit) provision	(363,403)	897,529	141,298	-	675,424
Equity in earnings of subsidiaries	1,771,863	-	-	(1,771,863)	-
Net earnings	1,152,030	1,530,863	241,000	(1,771,863)	1,152,030
Other comprehensive income (loss)	220,293	-	122,217	(122,217)	220,293
Comprehensive income	$1,372,323	$1,530,863	$363,217	$(1,894,080)	$1,372,323

	Condensed Consolidating Cash Flows
	Year Ended June 29, 2013
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(449,417)	$1,705,950	$255,061	$1,511,594
Investing activities	(105,314)	(140,217)	(666,351)	(911,882)
Financing activities	(887,707)	(15,666)	29,165	(874,208)
Effect of exchange rate on cash	-	-	(2,086)	(2,086)
Intercompany activity	1,178,922	(1,560,250)	381,328	-
Net increase (decrease) in cash and cash equivalents	(263,516)	(10,183)	(2,883)	(276,582)
Cash and cash equivalents at beginning of the period	471,107	34,478	183,282	688,867
Cash and cash equivalents at end of the period	$207,591	$24,295	$180,399	$412,285

	Condensed Consolidating Cash Flows
	Year Ended June 30, 2012
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(413,535)	$1,674,817	$142,898	$1,404,180
Investing activities	(222,483)	(367,909)	(313,237)	(903,629)
Financing activities	(58,168)	(2,038)	(382,443)	(442,649)
Effect of exchange rate on cash	-	-	(8,800)	(8,800)
Intercompany activity	859,780	(1,302,546)	442,766	-
Net increase (decrease) in cash and cash equivalents	165,594	2,324	(118,816)	49,102
Cash and cash equivalents at beginning of the period	305,513	32,154	302,098	639,765
Cash and cash equivalents at end of the period	$471,107	$34,478	$183,282	$688,867

	Condensed Consolidating Cash Flows
	Year Ended July 2, 2011
	Sysco	U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(491,211)	$1,243,884	$338,845	$1,091,518
Investing activities	(203,090)	(318,382)	(158,084)	(679,556)
Financing activities	(555,282)	1,263	176,112	(377,907)
Effect of exchange rate on cash	-	-	20,267	20,267
Intercompany activity	1,181,573	(926,546)	(255,027)	-
Net increase (decrease) in cash and cash equivalents	(68,010)	219	122,113	54,322
Cash and cash equivalents at beginning of the period	373,523	31,935	179,985	585,443
Cash and cash equivalents at end of the period	$305,513	$32,154	$302,098	$639,765

23. QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended June 29, 2013 and June 30, 2012 is set forth below:

	Fiscal 2013 Quarter Ended
	September 29	December 29	March 30	June 29	Fiscal Year
	(In thousands except for per share data)
Sales	$11,086,916	$10,796,890	$10,926,371	$11,601,056	$44,411,233
Cost of sales	9,083,372	8,879,324	9,016,052	9,564,894	36,543,642
Gross profit	2,003,544	1,917,566	1,910,319	2,036,162	7,867,591
Operating expenses	1,524,762	1,534,915	1,573,117	1,576,319	6,209,113
Operating income	478,782	382,651	337,202	459,843	1,658,478
Interest expense	30,868	32,242	34,215	31,170	128,495
Other expense (income), net	(2,477)	(1,753)	(3,410)	(9,832)	(17,472)
Earnings before income taxes	450,391	352,162	306,397	438,505	1,547,455
Income taxes	163,793	130,793	104,980	155,462	555,028
Net earnings	$286,598	$221,369	$201,417	$283,043	$992,427

Per share:
Basic net earnings	$0.49	$0.38	$0.34	$0.48	$1.68
Diluted net earnings	0.49	0.38	0.34	0.47	1.67
Dividends declared	0.27	0.28	0.28	0.28	1.11
Market price — high/low	31-28	32-30	36-31	35-33	36-28

	Fiscal 2012 Quarter Ended
	October 1	December 31	March 31	June 30	Fiscal Year
	(In thousands except for per share data)
Sales	$10,586,390	$10,244,421	$10,504,746	$11,045,382	$42,380,939
Cost of sales	8,638,790	8,398,771	8,633,130	9,033,671	34,704,362
Gross profit	1,947,600	1,845,650	1,871,616	2,011,711	7,676,577
Operating expenses	1,438,260	1,418,652	1,432,786	1,496,247	5,785,945
Operating income	509,340	426,998	438,830	515,464	1,890,632
Interest expense	29,474	28,324	28,290	27,308	113,396
Other (income), net	250	(3,472)	(2,248)	(1,296)	(6,766)
Earnings before income taxes	479,616	402,146	412,788	489,452	1,784,002
Income taxes	176,963	152,033	153,238	180,183	662,417
Net earnings	$302,653	$250,113	$259,550	$309,269	$1,121,585

Per share:
Basic net earnings	$0.51	$0.43	$0.44	$0.53	$1.91
Diluted net earnings	0.51	0.43	0.44	0.53	1.90
Dividends declared	0.26	0.27	0.27	0.27	1.07
Market price — high/low	32-25	30-25	31-29	30-27	32-25

Percentage change — 2013 vs. 2012:
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
Sales	5%	5%	4%	5%	5%
Operating income	(6)	(10)	(23)	(11)	(12)
Net earnings	(5)	(11)	(22)	(8)	(12)
Basic net earnings per share	(4)	(12)	(23)	(9)	(12)
Diluted net earnings per share	(4)	(12)	(23)	(11)	(12)

Financial results are impacted by accounting changes and the adoption of various accounting standards.  See Note 2, “Changes in Accounting.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of June 29, 2013, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 49.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 48 of this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of August, 2013.

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

/s/ JONATHAN GOLDEN
Jonathan Golden

EXHIBIT INDEX

Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.3	—

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

Maturity Date Extension Agreement dated November 29, 2012 to Credit Agreement dated December 29, 2011 between Sysco Corporation, Sysco International, ULC, JP Morgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, and certain Lenders and Guarantors party thereto, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

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

10.7	—

Guaranty Agreement, dated as of June 30, 2011, between Sysco Corporation and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.8†	—

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

10.10†	—

Seventh Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.11†#	—	Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, effective June 29, 2013.

10.12†	—

Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010  (File No. 1-6544).

10.13†	—

First Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.14†	—

Second Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.15†	—

Eleventh Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.16†#	—

Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, including the Amended and Restated Sysco Corporation MIP Retirement Program, attached as Appendix I, effective as of June 29, 2013.

10.17†#	—	Amended and Restated Sysco Corporation MIP Retirement Program, effective as of June 29, 2013.

10.18†	—	Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.19†#	—	Amended and Restated Sysco Corporation Management Savings Plan, effective as of June 29, 2013.

10.20†	—	2000 Stock Incentive Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 25, 2000 (File No. 1-6544).

10.21†	—

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

10.23†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).

10.24†	—	First Amendment to the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.25†	—

Form of Stock Option Grant Agreement issued to executive officers on September 8, 2005 and September 7, 2006 under the 2004 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 14, 2005 (File No. 1-6544).

10.26†	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.27†	—

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

10.30†	—	First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.31†	—

Form of Performance Unit Grant Agreement issued to executive officers effective November 10, 2009, under the First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

10.32†	—

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

10.34†	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed on October 8, 2009 (File No. 1-6544).

10.35†	—

Form of Fiscal Year 2012 Bonus Award for the Chief Executive Officer under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 1, 2011 filed on November 8, 2011 (File No. 1-6544).

10.36†	—

Form of Fiscal Year 2012 Bonus Award for the Executive Vice Presidents (including the Chief Financial Officer) under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 1, 2011 filed on November 8, 2011 (File No. 1-6544).

10.37†	—

First Amendment to Fiscal 2011 Management Incentive Plan Bonus Agreement between Sysco Corporation and William J. DeLaney dated September 3, 2010, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.38†	—

Form of Fiscal Year 2013 Bonus Award under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 29, 2012 filed on November 6, 2012 (File No. 1-6544).

10.39†#	—	Description of Compensation Arrangements with Named Executive Officers.

10.40†	—

Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.41†	—	Sysco Corporation Amended and Restated Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

10.42†	—

Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan dated effective November 5, 1998, incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended July 3, 1999 (File No. 1-6544).

10.43†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10.44†	—

Form of Stock Option Grant Agreement issued to non-employee directors on September 3, 2004 under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(b) to Form 8-K field on September 9, 2004 (File No. 1-6544).

10.45†	—

Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.46†	—	Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.47†	—

First Amendment to the Amended and Restated 2005 Non-Employee Directors Stock Plan effective June 28, 2009, incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended June 27, 2009 filed on August 25, 2009 (File No. 1-6544).

10.48†	—

Form of Option Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.49†	—

Form of Restricted Stock Grant Agreement under the 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(j) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.50†	—

Form of Restricted Stock Agreement under the Amended and Restated 2005 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008 filed on May 6, 2008 (File No. 1-6544).

10.51†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.52†	—

Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.53†	—

Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.54†	—

Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.55†	—

First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.56†	—

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

10.58†	—

Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.59†	—

First Amendment to the Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.60†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.61†#	—	Description of Compensation Arrangements with Non-Employee Directors and the Executive Chairman.

10.62†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.63†	—

Compensation Arrangement Letter dated April 15, 2012 between Sysco Corporation and Manuel A. Fernandez, incorporated by reference to Exhibit 10.57 to Form 10-K for the year ended June 30, 2012 filed on August 27, 2012 (File No. 1-6544).

10.64†	—

Deferral Acknowledgment Letter dated May 1, 2012 between Sysco Corporation and Manuel A. Fernandez incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended June 30, 2012 filed on August 27, 2012 (File No. 1-6544).

10.65†#	—	Separation Agreement dated April 1, 2013 by and between Sysco Corporation and Jim Hope.

10.66†#	—	Offer of Employment by Sysco Corporation to Wayne Shurts dated September 13, 2012.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended June 29, 2013 filed with the SEC on August 26, 2013, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of June 29, 2013 and June 30, 2012, (ii) Consolidated Results of Operations for  the periods ended June 29, 2013, June 30, 2012 and July 2, 2011, (iii) Consolidated Shareholders’ Equity for the periods ended June 29, 2013, June 30, 2012 and July 2, 2011, (iv) Consolidated Cash Flows for the periods ended June 29, 2013, June 30, 2012 and July 2, 2011, and (v) the Notes to Consolidated Financial Statements.

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