Form 10-Q
period 2013-09-28
SYSCO CORP
filed 2013-11-05
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Yes ☐     No ☑

581,578,154 shares of common stock were outstanding as of October 26, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Sep. 28, 2013	Jun. 29, 2013	Sep. 29, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$359,532	$412,285	$548,415
Accounts and notes receivable, less allowances of $61,324, $47,345, and $55,153	3,423,152	3,183,114	3,193,389
Inventories	2,540,643	2,396,188	2,370,864
Deferred income taxes	136,255	136,211	134,586
Prepaid expenses and other current assets	74,680	61,925	86,396
Prepaid income taxes	-	17,704	-
Total current assets	6,534,262	6,207,427	6,333,650
Plant and equipment at cost, less depreciation	3,979,351	3,978,071	3,950,668
Other assets
Goodwill	1,908,542	1,884,235	1,726,350
Intangibles, less amortization	200,074	205,719	125,520
Restricted cash	157,837	145,328	145,233
Other assets	245,329	243,167	248,647
Total other assets	2,511,782	2,478,449	2,245,750
Total assets	$13,025,395	$12,663,947	$12,530,068

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$45,584	$41,632	$-
Accounts payable	2,475,589	2,428,215	2,308,181
Accrued expenses	1,017,077	1,072,134	881,417
Accrued income taxes	139,286	-	159,014
Current maturities of long-term debt	206,158	207,301	254,262
Total current liabilities	3,883,694	3,749,282	3,602,874
Other liabilities
Long-term debt	2,878,391	2,639,986	2,764,853
Deferred income taxes	256,662	266,222	111,649
Other long-term liabilities	807,506	816,647	1,156,511
Total other liabilities	3,942,559	3,722,855	4,033,013
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,086,716	1,059,624	939,249
Retained earnings	8,635,190	8,512,786	8,302,859
Accumulated other comprehensive loss	(411,801)	(446,937)	(613,975)
Treasury stock at cost, 183,960,944, 179,068,430 and 177,931,615 shares	(4,876,138)	(4,698,838)	(4,499,127)
Total shareholders' equity	5,199,142	5,191,810	4,894,181
Total liabilities and shareholders' equity	$13,025,395	$12,663,947	$12,530,068

Note: The June 29, 2013 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended
	Sep. 28, 2013	Sep. 29, 2012

Sales	$11,714,267	$11,086,916
Cost of sales	9,648,780	9,057,121
Gross profit	2,065,487	2,029,795
Operating expenses	1,587,289	1,551,013
Operating income	478,198	478,782
Interest expense	30,528	30,868
Other expense (income), net	(4,534)	(2,477)
Earnings before income taxes	452,204	450,391
Income taxes	166,614	163,793
Net earnings	$285,590	$286,598

Net earnings:
Basic earnings per share	$0.49	$0.49
Diluted earnings per share	0.48	0.49

Average shares outstanding	587,621,529	587,757,832
Diluted shares outstanding	591,458,948	589,838,819

Dividends declared per common share	$0.28	$0.27

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended
	Sep. 28, 2013	Sep. 29, 2012

Net earnings	$285,590	$286,598

Other comprehensive income (loss):
Foreign currency translation adjustment	30,807	36,160
Items presented net of tax:
Amortization of cash flow hedges	96	97
Amortization of prior service cost	1,742	926
Amortization of actuarial loss (gain), net	2,491	11,686
Amortization of transition obligation	-	22
Total other comprehensive income (loss)	35,136	48,891

Comprehensive income	$320,726	$335,489

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	13-Week Period Ended
	Sep. 28, 2013	Sep. 29, 2012
Cash flows from operating activities:
Net earnings	$285,590	$286,598
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	13,465	10,725
Depreciation and amortization	133,744	120,664
Deferred income taxes	(14,926)	(28,638)
Provision for losses on receivables	8,437	6,782
Other non-cash items	1,646	241
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(234,441)	(206,440)
(Increase) in inventories	(134,849)	(176,608)
(Increase) in prepaid expenses and other current assets	(14,266)	(6,192)
Increase in accounts payable	34,770	110,870
(Decrease) in accrued expenses	(61,226)	(69,813)
Increase in accrued income taxes	156,251	142,649
(Increase) decrease in other assets	(617)	5,183
(Decrease) increase in other long-term liabilities	(3,862)	17,188
Excess tax benefits from share-based compensation arrangements	(487)	(8)
Net cash provided by operating activities	169,229	213,201

Cash flows from investing activities:
Additions to plant and equipment	(135,749)	(155,673)
Proceeds from sales of plant and equipment	10,573	1,393
Acquisition of businesses, net of cash acquired	(1,341)	(60,161)
(Increase) in restricted cash	(12,509)	(18,005)
Net cash used for investing activities	(139,026)	(232,446)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	235,807	-
Other debt borrowings	1,780	1,106
Other debt repayments	(5,409)	(1,423)
Proceeds from common stock reissued from treasury for share-based compensation awards	96,591	36,221
Treasury stock purchases	(250,601)	(2,139)
Dividends paid	(164,138)	(158,242)
Excess tax benefits from share-based compensation arrangements	487	8
Net cash used for financing activities	(85,483)	(124,469)

Effect of exchange rates on cash	2,527	3,262

Net (decrease) in cash and cash equivalents	(52,753)	(140,452)
Cash and cash equivalents at beginning of period	412,285	688,867
Cash and cash equivalents at end of period	$359,532	$548,415

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52,135	$54,107
Income taxes	22,219	55,939

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 29, 2013 consolidated balance sheet which was taken from the audited financial statements included in the company's Fiscal 2013 Annual Report on Form 10-K.  The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

Prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation as it relates to the presentation of certain accounts payable, accrued expenses and tax-related balances.  Prior year amounts within the consolidated results of operations have been reclassified to conform to the current year presentation as it relates to the classification of certain amounts within cost of sales and operating expenses.  The impact of these reclassifications was immaterial to the prior year period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's fiscal 2013 Annual Report on Form 10-K.   Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

A review of the financial information herein has been made by Ernst & Young LLP, independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.  A Review Report of Independent Registered Public Accounting Firm has been issued by Ernst & Young LLP and is included as Exhibit 15.1 to this Form 10-Q.

2.  CHANGES IN ACCOUNTING

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  This update amends ASC 350, “Intangibles—Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption was permitted.  The adoption of this update in the first quarter of fiscal 2014 did not result in a material change to the company’s interim consideration of impairment of indefinite-lived intangible assets.  Sysco does not believe this update will have an impact on its annual testing for impairment of indefinite-lived intangibles in the fourth quarter of fiscal 2014.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This update amends ASC 220, “Comprehensive Income” to require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net earnings if the amount is being reclassified in its entirety to net earnings.  For other amounts that are not being reclassified in their entirety to net earnings, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments in this update were effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.   The additional disclosures required by this update are included in Note 9, “Comprehensive Income.”

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

The following tables present the company’s assets measured at fair value on a recurring basis as of September 28, 2013,  June 29, 2013 and September 29, 2012:

	Assets Measured at Fair Value as of Sep. 28, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$-	$129,510	$-	$129,510
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,015	-	2,015
Restricted cash	157,837	-	-	157,837
Other assets
Interest rate swap agreement	-	4,125	-	4,125
Total assets at fair value	$157,837	$135,650	$-	$293,487

	Assets Measured at Fair Value as of Jun. 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$1,160	$132,731	$-	$133,891
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,988	-	2,988
Restricted cash	145,328	-	-	145,328
Total assets at fair value	$146,488	$135,719	$-	$282,207

	Assets Measured at Fair Value as of Sep. 29, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$134,935	$196,383	$-	$331,318
Prepaid expenses and other current assets
Interest rate swap agreement	-	1,598	-	1,598
Restricted cash	145,233	-	-	145,233
Other assets
Interest rate swap agreement	-	5,961	-	5,961
Total assets at fair value	$280,168	$203,942	$-	$484,110

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3,327.5 million, $3,207.6 million and $3,551.3 million as of September 28, 2013,  June 29, 2013 and September 29, 2012, respectively. The carrying value of total debt was $3,130.1 million, $2,888.9 million and $3,019.1 million as of September 28, 2013,  June 29, 2013 and September 29, 2012, respectively.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position. The company does not use derivative financial instruments for trading or speculative purposes.

In August 2013, the company entered into an interest rate swap agreement that effectively converted $500.0 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.  In addition, in fiscal 2010, we entered into an interest rate swap agreement that effectively converted $200.0 million of fixed rate debt maturing in fiscal 2014 to floating rate debt.  These transactions  were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure.  These transactions  were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

The location and the fair value of derivative instruments in the consolidated balance sheet as of September 28, 2013,  June 29, 2013 and September 29, 2012 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Fair value hedge relationships:
Interest rate swap agreements
Sep. 28, 2013	Prepaid expenses and other current assets	$2,015	N/A	N/A
Sep. 28, 2013	Other assets	4,125	N/A	N/A
Jun. 29, 2013	Prepaid expenses and other current assets	2,988	N/A	N/A
Sep. 29, 2012	Prepaid expenses and other current assets	1,598	N/A	N/A
Sep. 29, 2012	Other assets	5,961	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the first quarter of fiscal 2014 and fiscal 2013 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		13-Week Period Ended
		Sep. 28, 2013	Sep. 29, 2012
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(3,175)	$(2,050)

Cash Flow Hedge Relationships:
Interest rate contracts	Interest expense	156	157

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the first quarter of fiscal 2014 and 2013.  The interest rate swaps do not contain credit-risk-related contingent features.

5.  DEBT

As of September 28, 2013, Sysco had uncommitted bank lines of credit which provides for unsecured borrowings for working capital of up to $95.0 million, of which $2.3 million was outstanding, located within Notes payable on the consolidated balance sheet.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s United States (U.S.) and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The original facility in the amount of $1,000.0 million expires on December 29, 2016, and the extended facility in the amount of $925.0 million expires on December 29, 2017, but is subject to further extension.   As of September 28, 2013, commercial paper issuances outstanding were $329.0 million and were classified as long-term debt, as the company’s commercial paper programs are supported by the long-term revolving credit facility described above.

During the first quarter of fiscal 2014, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $585.8  million.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility, which provides for capital needs for the company’s European subsidiaries.  In September 2013, the facility was extended and increased to €100.0  million (Euro).  This facility provides for unsecured borrowings and expires September 24, 2014, but is subject to extension.  Outstanding borrowings under this facility were €32.0 million (Euro) as of September 28, 2013, located within Notes payable on the consolidated balance sheet.

6.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

The components of net company-sponsored benefit cost for the 13-week periods presented are as follows.  The caption “Pension Benefits” in the table below includes both the company-sponsored qualified pension plan and the Supplemental Executive Retirement Plan.

	Pension Benefits		Other Postretirement Plans
	Sep. 28, 2013	Sep. 29, 2012	Sep. 28, 2013	Sep. 29, 2012
	(In thousands)
Service cost	$2,414	$17,780	$136	$135
Interest cost	40,109	37,700	187	154
Expected return on plan assets	(48,199)	(42,801)	-	-
Amortization of prior service cost	2,786	1,461	42	42
Recognized net actuarial loss (gain)	4,082	19,022	(36)	(51)
Amortization of transition obligation	-	-	-	35
Net periodic benefit cost	$1,192	$33,162	$329	$315

Sysco’s contributions to its company-sponsored defined benefit plans were $5.8 million and $5.6 million during the first quarter of fiscal 2014 and 2013, respectively.

7.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Sysco contributes to several multiemployer defined benefit pension plans in the U.S. and Canada based on obligations arising under collective bargaining agreements covering union-represented employees. Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by Sysco and the other employers contributing to the plan.

Based upon the information available from plan administrators, management believes that several of these multiemployer plans are underfunded.  In addition, pension-related legislation in the U.S. requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, Sysco expects its contributions to these plans to increase in the future.  In addition, if a U.S. multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  There were no withdrawal liability provisions recorded in the first quarter of fiscal 2014 or the first quarter of fiscal 2013.  As of September 28, 2013,  June 29, 2013, and September 29, 2012, Sysco had approximately $40.3 million, $40.7 million and $30.7 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the two plan years following the plan year in which we completely withdraw from that plan, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur in the applicable two-plan year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much as $90.0 million as of September 28, 2013.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, the majority of which had a valuation date of December 31, 2012. As the valuation date for most of these plans was December 31, 2012, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 28, 2013	Sep. 29, 2012
	(In thousands, except for share and per share data)

Numerator:
Net earnings	$285,590	$286,598

Denominator:
Weighted-average basic shares outstanding	587,621,529	587,757,832
Dilutive effect of share-based awards	3,837,419	2,080,987
Weighted-average diluted shares outstanding	591,458,948	589,838,819

Basic earnings per share:	$0.49	$0.49

Diluted earnings per share:	$0.48	$0.49

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was insignificant for the first quarter of fiscal 2014 and approximately 37,000,000 for the first quarter of fiscal 2013.

9.  COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustments, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $320.7 million and $335.5 million for the first quarter of fiscal 2014 and fiscal 2013, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 28, 2013
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,828	$1,086	$1,742
Amortization of actuarial loss (gain), net	Operating expenses	4,046	1,555	2,491
Total reclassification adjustments		6,874	2,641	4,233

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	30,807	-	30,807

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	156	60	96
Total other comprehensive income (loss)		$37,837	$2,701	$35,136

		13-Week Period Ended Sep. 29, 2012
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$1,503	$577	$926
Amortization of actuarial loss (gain), net	Operating expenses	18,971	7,285	11,686
Amortization of transition obligation	Operating expenses	35	13	22
Total reclassification adjustments		20,509	7,875	12,634

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	36,160	-	36,160

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	157	60	97
Total other comprehensive income (loss)		$56,826	$7,935	$48,891

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 28, 2013
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2013	$(575,167)	$137,558	$(9,328)	$(446,937)
Other comprehensive income before reclassification adjustments	-	30,807	-	30,807
Amounts reclassified from accumulated other comprehensive loss	4,233	-	96	4,329
Balance as of Sep. 28, 2013	$(570,934)	$168,365	$(9,232)	$(411,801)

	13-Week Period Ended Sep. 29, 2012
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 30, 2012	$(823,901)	$170,749	$(9,714)	$(662,866)
Other comprehensive income before reclassification adjustments	-	36,160	-	36,160
Amounts reclassified from accumulated other comprehensive loss	12,634	-	97	12,731
Balance as of Sep. 29, 2012	$(811,267)	$206,909	$(9,617)	$(613,975)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

In the first quarter of fiscal 2014, options to purchase  364,583 shares were granted to employees from the 2007 Stock Incentive Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first quarter of fiscal 2014 was $3.97.

In the first quarter of fiscal 2014, 74,950 restricted stock units were granted to employees from the 2007 Stock Incentive Plan. Some of these restricted stock units were granted with dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first quarter of fiscal 2014 was $33.29.

Employees' Stock Purchase Plan

Plan participants purchased 332,270 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first quarter of fiscal 2014.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $5.12 during the first quarter of fiscal 2014. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $13.5 million and $10.7 million for the first quarter of fiscal 2014 and fiscal 2013, respectively.

As of September 28, 2013, there was $56.2 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.34  years.

11.  INCOME TAXES

Uncertain Tax Positions

As of September 28, 2013, the gross amount of unrecognized tax benefits was $108.2 million and the gross amount of liability for accrued interest related to unrecognized tax benefits was $37.9 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

 Effective Tax Rates

The effective tax rate for the first quarter of fiscal 2014 was 36.84%.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rate.

The effective tax rate for the first quarter of fiscal 2013 of 36.37% was favorably impacted by the recording of $3.7 million in net tax benefit related to various federal, foreign, and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

Other

The determination of the company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as foreign, jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and the company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

12.  ACQUISITIONS

During the first quarter of fiscal 2014, in the aggregate, the company paid cash of $1.3 million for acquisitions made during fiscal 2014.  Acquisitions in the first quarter of fiscal 2014 were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained.  As of September 28, 2013, aggregate contingent consideration amounts outstanding relating to acquisitions were $106.5  million, of which $25.3 million could result in the recording of additional goodwill when paid and $71.6 million was recorded as earnout liabilities as of September 28, 2013.

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

Sysco was made aware of certain alleged violations of California law relating to its use of drop sites in the delivery of products.  Sysco is cooperating fully with the investigation being conducted by authorities in California, but could be subject to fines and injunctive relief.  Discussions with authorities in California are ongoing and Sysco’s financial exposure cannot be estimated at this time.

 Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of September 28, 2013, outstanding forward diesel fuel purchase commitments totaled approximately $187.4 million at a fixed price through November 2014.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing.  A majority of these agreements expire within one year;  however, certain agreements have terms through fiscal 2018.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.  Minimum amounts committed to as of September 28, 2013 totaled approximately $3,032.4 million.

 14.  BUSINESS SEGMENT INFORMATION

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise.  The Broadline reportable segment is an aggregation of the company’s U.S., Canadian, Caribbean and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce and lodging industry segments, a company that distributes specialty imported products,   a company that distributes to international customers and the company’s Sysco Ventures platform, a suite of technology solutions that help support the business needs of Sysco’s customers.

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements.  Intersegment sales represent specialty produce and imported specialty products distributed by the Broadline and SYGMA operating companies. Management evaluates the performance of each of the operating segments based on its respective operating income results.  Corporate expenses and adjustments generally include all expenses of the corporate office and Sysco’s shared service center.  These also include all share-based compensation costs and expenses related to the company’s Business Transformation Project.

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended
	Sep. 28, 2013	Sep. 29, 2012
Sales:	(In thousands)
Broadline	$9,546,388	$9,057,664
SYGMA	1,523,190	1,420,755
Other	711,882	660,601
Intersegment sales	(67,193)	(52,104)
Total	$11,714,267	$11,086,916

	13-Week Period Ended
	Sep. 28, 2013	Sep. 29, 2012
Operating income:	(In thousands)
Broadline	$654,707	$642,836
SYGMA	8,343	12,085
Other	22,542	22,359
Total segments	685,592	677,280
Corporate expenses and adjustments	(207,394)	(198,498)
Total operating income	478,198	478,782
Interest expense	30,528	30,868
Other expense (income), net	(4,534)	(2,477)
Earnings before income taxes	$452,204	$450,391

	Sep. 28, 2013	Jun. 29, 2013	Sep. 29, 2012
Assets:	(In thousands)
Broadline	$8,940,734	$10,228,722	$8,615,783
SYGMA	490,001	485,520	467,855
Other	953,024	944,140	910,434
Total segments	10,383,759	11,658,382	9,994,072
Corporate	2,641,636	1,005,565	2,535,996
Total	$13,025,395	$12,663,947	$12,530,068

15.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees.  As of September 28, 2013, Sysco had a total of $3,054.0 million in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.  All subsidiary guarantors are 100%-owned by the parent company, all guarantees are full and unconditional and all guarantees are joint and several, except that the guarantee of any subsidiary guarantor with respect to a series of senior notes or debentures may be released under certain customary circumstances.  If we exercise our defeasance option with respect to the senior notes or debentures of any series, then any subsidiary guarantor effectively will be released with respect to that series.  Further, each subsidiary guarantee will remain in full force and effect until the earliest to occur of the date, if any, on which (1) the applicable subsidiary guarantor shall consolidate with or merge into Sysco Corporation or any successor of Sysco Corporation and (2) Sysco Corporation or any successor of Sysco Corporation consolidates with or merges into the applicable subsidiary guarantor.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of the company’s U.S. Broadline subsidiaries), and all other non‑guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Sep. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$243,146	$4,051,376	$2,239,740	$-	$6,534,262
Investment in subsidiaries	8,867,634	-	-	(8,867,634)	-
Plant and equipment, net	526,608	1,860,215	1,592,528	-	3,979,351
Other assets	337,236	534,804	1,639,742	-	2,511,782
Total assets	$9,974,624	$6,446,395	$5,472,010	$(8,867,634)	$13,025,395

Current liabilities	$553,198	$1,035,998	$2,294,498	$-	$3,883,694
Intercompany payables (receivables)	773,170	(1,145,339)	372,169	-	-
Long-term debt	2,844,729	10,121	23,541	-	2,878,391
Other liabilities	604,385	338,845	120,938	-	1,064,168
Shareholders’ equity	5,199,142	6,206,770	2,660,864	(8,867,634)	5,199,142
Total liabilities and shareholders’ equity	$9,974,624	$6,446,395	$5,472,010	$(8,867,634)	$13,025,395

	Condensed Consolidating Balance Sheet
	Jun. 29, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$276,713	$3,746,192	$2,184,522	$-	$6,207,427
Investment in subsidiaries	8,429,887	-	-	(8,429,887)	-
Plant and equipment, net	540,860	1,885,908	1,551,303	-	3,978,071
Other assets	325,045	534,713	1,618,691	-	2,478,449
Total assets	$9,572,505	$6,166,813	$5,354,516	$(8,429,887)	$12,663,947

Current liabilities	$664,366	$928,824	$2,156,092	$-	$3,749,282
Intercompany payables (receivables)	594,928	(1,003,219)	408,291	-	-
Long-term debt	2,606,612	10,422	22,952	-	2,639,986
Other liabilities	514,789	414,623	153,457	-	1,082,869
Shareholders’ equity	5,191,810	5,816,163	2,613,724	(8,429,887)	5,191,810
Total liabilities and shareholders’ equity	$9,572,505	$6,166,813	$5,354,516	$(8,429,887)	$12,663,947

	Condensed Consolidating Balance Sheet
	Sep. 29, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$411,095	$3,970,191	$1,952,364	$-	$6,333,650
Investment in subsidiaries	10,816,355	-	-	(10,816,355)	-
Plant and equipment, net	626,429	2,010,057	1,314,182	-	3,950,668
Other assets	341,778	532,388	1,371,584	-	2,245,750
Total assets	$12,195,657	$6,512,636	$4,638,130	$(10,816,355)	$12,530,068

Current liabilities	$640,071	$978,653	$1,984,150	$-	$3,602,874
Intercompany payables (receivables)	3,106,736	(3,280,070)	173,334	-	-
Long-term debt	2,714,267	25,482	25,104	-	2,764,853
Other liabilities	840,402	315,895	111,863	-	1,268,160
Shareholders’ equity	4,894,181	8,472,676	2,343,679	(10,816,355)	4,894,181
Total liabilities and shareholders’ equity	$12,195,657	$6,512,636	$4,638,130	$(10,816,355)	$12,530,068

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,746,013	$4,237,699	$(269,445)	$11,714,267
Cost of sales	-	6,268,866	3,649,359	(269,445)	9,648,780
Gross profit	-	1,477,147	588,340	-	2,065,487
Operating expenses	145,048	882,950	559,291	-	1,587,289
Operating income (loss)	(145,048)	594,197	29,049	-	478,198
Interest expense (income)	57,307	(23,437)	(3,342)	-	30,528
Other expense (income), net	(3,345)	(857)	(332)	-	(4,534)
Earnings (losses) before income taxes	(199,010)	618,491	32,723	-	452,204
Income tax (benefit) provision	(73,325)	227,882	12,057	-	166,614
Equity in earnings of subsidiaries	411,275	-	-	(411,275)	-
Net earnings	285,590	390,609	20,666	(411,275)	285,590
Other comprehensive income (loss)	35,136	-	30,807	(30,807)	35,136
Comprehensive income	$320,726	$390,609	$51,473	$(442,082)	$320,726

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 29, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,636,178	$3,704,672	$(253,934)	$11,086,916
Cost of sales	-	6,144,858	3,166,197	(253,934)	9,057,121
Gross profit	-	1,491,320	538,475	-	2,029,795
Operating expenses	153,138	914,086	483,789	-	1,551,013
Operating income (loss)	(153,138)	577,234	54,686	-	478,782
Interest expense (income)	69,612	(38,383)	(361)	-	30,868
Other expense (income), net	(319)	(704)	(1,454)	-	(2,477)
Earnings (losses) before income taxes	(222,431)	616,321	56,501	-	450,391
Income tax (benefit) provision	(80,891)	224,137	20,547	-	163,793
Equity in earnings of subsidiaries	428,138	-	-	(428,138)	-
Net earnings	286,598	392,184	35,954	(428,138)	286,598
Other comprehensive income (loss)	48,891	-	36,160	(36,160)	48,891
Comprehensive income	$335,489	$392,184	$72,114	$(464,298)	$335,489

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Sep. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(109,620)	$169,932	$108,917	$169,229
Investing activities	(19,931)	(29,089)	(90,006)	(139,026)
Financing activities	(81,357)	(194)	(3,932)	(85,483)
Effect of exchange rates on cash	-	-	2,527	2,527
Intercompany activity	181,535	(139,626)	(41,909)	-
Net increase (decrease) in cash and cash equivalents	(29,373)	1,023	(24,403)	(52,753)
Cash and cash equivalents at the beginning of period	207,591	24,295	180,399	412,285
Cash and cash equivalents at the end of period	$178,218	$25,318	$155,996	$359,532

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Sep. 29, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(72,479)	$160,949	$124,731	$213,201
Investing activities	(38,440)	(72,725)	(121,281)	(232,446)
Financing activities	(123,613)	118	(974)	(124,469)
Effect of exchange rates on cash	-	-	3,262	3,262
Intercompany activity	100,332	(87,492)	(12,840)	-
Net increase (decrease) in cash and cash equivalents	(134,200)	850	(7,102)	(140,452)
Cash and cash equivalents at the beginning of period	471,107	34,478	183,282	688,867
Cash and cash equivalents at the end of period	$336,907	$35,328	$176,180	$548,415

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 29, 2013, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Other than free cash flow, any non-GAAP financial measure will be denoted as an adjusted measure and excludes the impact from executive retirement plans restructuring, severance charges, facility closure charges and Business Transformation Project costs.  More information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers. Our primary operations are located throughout the United States (U.S.), Bahamas, Canada, Republic of Ireland and Northern Ireland and include broadline companies (which include our custom-cut meat operations), SYGMA (our chain restaurant distribution subsidiary),  specialty produce companies, hotel supply operations, a company that distributes specialty imported products, a company that distributes to international customers and our Sysco Ventures platform, our suite of technology solutions that help support the business needs of our customers.

We consider our primary market to be the foodservice market in the U.S., Canada and the Republic of Ireland and estimate that we serve about 18% of this approximately $235 billion annual market.  According to industry sources, the foodservice, or food‑away‑from-home, market represents approximately 48% of the total dollars spent on food purchases made at the consumer level in the U.S..

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales. We believe the current general economic conditions, including pressure on consumer disposable income, have contributed to a decline in the foodservice market.  Historically, we have grown at a faster rate than the overall industry, and we believe we have continued to grow our market share in this fragmented industry.

Highlights

The market environment in the first quarter of fiscal 2014 was challenging for many of our customers.  Our sales growth was driven primarily by case volume growth, a large portion of which was attributable to acquisitions closed in fiscal 2013.  Competitive pricing pressures and customer mix resulted in modest gross profit growth.  Our expense management performance was favorable and largely resulted from our Business Transformation initiatives, which helped drive our cost per case lower than in the first quarter of fiscal 2013.

Comparisons of results from the first quarter of fiscal 2014 to the first quarter of fiscal 2013:

•	Sales increased 5.7%, or $0.6 billion, to $11.7 billion.
•	Operating income decreased 0.1%, or $0.6 million, to $478.2 million.
•	Adjusted operating income decreased 2.7%, or $15.3 million, to $547.7 million.
•	Net earnings decreased 0.4%, or $1.0 million, to $285.6 million.
•	Adjusted net earnings decreased 3.1%, or $10.7 million, to $329.5 million.
•

Basic earnings per share in the first quarter of fiscal 2014 were $0.49,  the same as the prior period amount.  Diluted earnings per share in the first quarter of fiscal 2014 were $0.48,  a  2.0% decrease from the comparable prior year period amount of $0.49 per share.

•	Adjusted diluted earnings per share were $0.56 in the first quarter of fiscal 2014 and $0.58 in the first quarter of fiscal 2013, or a decrease of 3.4%.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Trends

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  Consumers continue to spend their disposable income in an increasing disciplined manner and to some extent, shift spending to durable goods.  We believe current general economic conditions such as these, have negatively impacted consumer confidence and contributed to a slow rate of recovery in the foodservice market.  While these trends can be cyclical in nature, greater consumer confidence will be required to reverse the trend.  According to industry sources, real sales growth for the total foodservice market in the U.S. is expected to be modest over the long-term.  We believe these industry trends reinforce the need for us to transform our business so that we can be in a position to and reduce our overall cost structure and to provide greater value to our customers.

Our gross margin performance has been influenced by multiple factors.  The slow rate of recovery in the foodservice market has created additional competitive pricing pressures for our products which is in turn negatively impacting gross profits. Sales from our locally-managed business, including independent restaurant customers, have not grown at the same rate as sales to our regional and national customers.  Gross margin from our regional and national customers is generally lower than other types of customers.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of valued added services we typically provide to this customer group.  As a result, our gross margins have declined.  Inflation can be a factor that contributes to gross margin pressure; however, inflation rates have remained relatively stable over the past year.

We have experienced higher operating expenses this fiscal year as compared to fiscal 2013, stemming from higher case volumes, some of which is attributable to our acquired operations, partially offset by lower business transformation expenses and benefits from business transformation initiatives.  We have experienced a decrease in pay-related expenses in the selling and information technology areas due to initiatives from our Business Transformation Project.  Other areas of pay-related expense have increased primarily from acquired companies and within delivery areas of our business.  Our retirement-related expenses consist primarily of costs from our company-sponsored qualified pension plan (Retirement Plan), our Supplemental Executive Retirement Plan (SERP) and our defined contribution plan.  Our Retirement Plan was substantially frozen and the SERP was completely frozen in fiscal 2013, and our defined contribution plan was enhanced with greater benefits.  The net impact is a reduction in retirement-related costs for fiscal 2014 as compared to fiscal 2013.

Strategy

We are focused on optimizing our core broadline business in the U.S., Bahamas, Canada, Republic of Ireland and Northern Ireland, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value by expanding beyond our core business.  Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming each of our customers’ most valued and trusted business partner.  We have identified five strategies to help us achieve our mission and vision:

•	Profoundly enrich the experience of doing business with Sysco;
•	Continuously improve productivity in all areas of our business;
•	Expand our portfolio of products and services by initiating a customer-centric innovation program;
•	Explore, assess and pursue new businesses and markets; and
•	Develop and effectively integrate a comprehensive, enterprise-wide talent management process.

Business Transformation Project

Our multi-year Business Transformation Project consists of several initiatives including:

•	the design and deployment of an ERP system to implement an integrated software system to support a majority of our business processes and further streamline our operations;
•	an operating cost initiative to lower our cost structure; and
•	a product cost reduction and category management initiative to use market data and customer insights to make changes to product pricing and product assortment and to drive sales growth.

With respect to our ERP system, we installed a major scheduled update to the system that impacted our five locations that are on this platform.  Based on this success, we intend to deploy the system to one additional location in the second quarter.  If our favorable system performance continues, we anticipate that further deployments will continue in early calendar 2014.  A larger scale deployment schedule will be further defined at a later date.

We are seeking to lower our operating cost structure by $300 million to $350 million annually by fiscal 2015.  This initiative includes efforts to increase our productivity in the warehouse and delivery activities including fleet management and maintenance activities.  It also involves improving sales productivity and reducing general and administrative expenses, partially through aligning compensation and benefit plans.  Efforts from our cost transformation initiatives in fiscal 2013 continue to benefit fiscal 2014.

Our product cost reduction and category management initiative is designed to lower our total product costs by $250 million to $300 million annually by fiscal 2015 and to align our product assortment with current customer demand.  We are using market data and customer insights to make changes to our product assortment while building strategic partnerships with our suppliers.  We believe there are opportunities to more effectively provide the products that our customers want, commit to greater volumes with our suppliers and create mutual benefits for all parties.  We believe that procuring greater quantities with select vendors will result in reduced prices for our product purchases.  This initiative went live in the market with four pilot categories representing $1 billion in total annual spend during the fourth quarter of fiscal year 2013.  We have begun to launch various categories in wave one representing approximately $4 billion in aggregate annual spend. While our results vary somewhat amongst our categories and between our locations, both customer conversion rates and product cost savings opportunities have generally met our expectations.  To improve customer acceptance of the new product assortment, we are improving our conversion processes to provide our customers an enhanced experience on the product assortment change.  We are enhancing product and supplier selections processes  by working with our vendor partners and aligning best practices among our locations.  Our rollout calendar has been adjusted where execution risks warrant.  We continue to believe this initiative will provide benefits to our customers and savings for us over the next few years. Wave two is in the early stages of implementation and is expected to be launched into the market early in calendar 2014.

 Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 28, 2013	Sep. 29, 2012

Sales	100.0%	100.0%
Cost of sales	82.4	81.7
Gross margin	17.6	18.3
Operating expenses	13.5	13.9
Operating income	4.1	4.4
Interest expense	0.3	0.3
Other expense (income), net	(0.0)	(0.0)
Earnings before income taxes	3.8	4.1
Income taxes	1.4	1.5
Net earnings	2.4%	2.6%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period

Sales	5.7%
Cost of sales	6.5
Gross margin	1.8
Operating expenses	2.3
Operating income	(0.1)
Interest expense	(1.1)
Other expense (income), net	83.0 (1)
Earnings before income taxes	0.4
Income taxes	1.7
Net earnings	(0.4)%

Basic earnings per share	-%
Diluted earnings per share	(2.0)

Average shares outstanding	(0.0)
Diluted shares outstanding	0.3

(1)	Other expense (income), net was income of $4.5 million in the first quarter of fiscal 2014 and $2.5 million in the first quarter of fiscal 2013.

Sales

Sales were 5.7%  higher in the first quarter of fiscal 2014 than in the comparable period of the prior year.    Sales for the first quarter of fiscal 2014 increased as a result of sales from acquisitions that occurred within the last 12 months, product cost inflation, and the resulting increase in selling prices and case volume growth.  Our sales growth in the first quarter of fiscal 2014 was greater with our regional and national customers as compared to sales growth with our locally-managed customers.  We believe our locally- managed customer growth has been negatively influenced by market conditions including the impact of lower consumer spend.    Case volumes including acquisitions within the last 12 months improved approximately 4.1% in the first quarter of fiscal 2014.  Case volumes excluding acquisitions within the last 12 months improved approximately 1.8% in the first quarter of fiscal 2014.  Our case volumes represent our results from our Broadline and SYGMA segments only.  Sales from acquisitions within the last 12 months favorably impacted sales by 2.3% for the first quarter of fiscal 2014.   Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.1% during the first quarter of fiscal 2014.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.5% when compared to the first quarter of fiscal 2013.

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

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 28, 2013	13-Week Period Ended Sep. 29, 2012	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$2,065,487	$2,029,795	$35,692	1.8%
Operating expenses	1,587,289	1,551,013	36,276	2.3
Operating income	$478,198	$478,782	$(584)	(0.1)%

Gross profit	$2,065,487	$2,029,795	$35,692	1.8%
Adjusted operating expenses (Non-GAAP)	1,517,824	1,466,866	50,958	3.5
Adjusted operating income (Non-GAAP)	$547,663	$562,929	$(15,266)	(2.7)%

Operating income for the first quarter of fiscal 2014 was similar to the first quarter of fiscal 2013 as favorable expense management helped to offset a lower rate of growth in our gross profits; however, on an adjusted basis, operating income declined as gross profit growth was not enough to offset increased operating expenses created from higher case volumes, a large portion of which were attributable to our acquired operations.

Gross profit dollars increased in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 primarily due to increased sales volumes.  Gross margin, which is gross profit as a percentage of sales, was 17.63% in the first quarter of fiscal 2014, a decline of 68 basis points from the gross margin of 18.31% in the first quarter of fiscal 2013.  This decline in gross margin was partially the result of increased competition resulting from a slow-growth market and increased sales to regional and national customers exceeding sales growth in locally-managed customers.  Gross margin from our regional and national customers is generally lower than gross margin from other types of customers.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of valued added services we typically provide to this customer group.    If sales from our locally-managed customers do not grow at the same rate as sales from these regional and national customers, our gross margins may continue to decline.  We estimate that Sysco’s product cost inflation was 2.1% during the first quarter of fiscal 2014.  Based on our product sales mix for the first quarter of fiscal 2014, we were most impacted by higher levels of inflation in the poultry product category.

Operating expenses for the first quarter of fiscal 2014 increased 2.3%, or $36.3 million, over the first quarter of fiscal 2013, due to primarily from added expense from our acquired operations, partially offset by lower Business Transformation expenses and benefits from Business Transformation initiatives.  We also experienced increased depreciation and amortization expense and higher fuel costs.  Adjusted operating expenses increased 3.5%, or $51.0 million, in the first quarter of fiscal 2014 over the first quarter of fiscal 2013.  Given the increases in our organic case growth for the period, we believe favorable expense management, partially from our Business Transformation initiatives, helped to keep are operating expense increases from being greater.

Depreciation and amortization expense increased by $13.1 million in the first quarter of fiscal 2014 over the first quarter of fiscal 2013.  The increase related to our Business Transformation Project is described below.  The remaining increase of $8.1 million in the first quarter of fiscal 2014 was primarily related to amortization of acquisition-related intangibles and assets that were not placed in service in the first quarter of fiscal 2013 that were in service in the first quarter of fiscal 2014, primarily fleet.

Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $66.6 million in the first quarter of fiscal 2014 and $77.7 million in the first quarter of fiscal 2013, representing a decrease of $11.1 million.  The decrease in the first quarter of fiscal 2014 resulted from a reduced level of spend with consultants in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.  This decline is due to the completion of certain projects over the last year, such as the implementation of our Customer Relationship Management and maintenance modules, one-time price reductions and planned reduction in SAP deployments in the first quarter of fiscal 2014.    This decrease was partially offset by an increase in depreciation and amortization expense related to the Business Transformation Project of $5.0 million in the first quarter of fiscal 2014 over the first quarter of fiscal 2013.  Amortization commenced in August of fiscal 2013; therefore, the first quarter of fiscal 2013 only included two months of amortization expense.  As deployments resume in the second quarter of fiscal 2014 and the remainder of the fiscal year, we anticipate that total project expenses for fiscal 2014 will be similar to fiscal 2013.  As a result, we expect these expenses to be in the range of $300 million to $350 million for fiscal 2014.

Our retirement-related expenses consist primarily of costs from our Retirement Plan, SERP and our defined contribution plan.  As a part of our Business Transformation initiatives, our Retirement Plan was substantially frozen and the SERP was completely frozen in fiscal 2013,  and our defined contribution plan was enhanced with greater benefits.  The net impact in the first quarter of fiscal 2014 of our retirement-related expenses as compared to the first quarter of fiscal 2013 was a decrease of $8.7 million, consisting of a $32.0 million decrease in our net company-sponsored pension costs and approximately $0.1 million for other costs, partially offset by $23.4 million increased costs from the defined contribution plan.   We expect our retirement-related expenses in fiscal 2014 as compared to fiscal 2013 will decrease in the range of $75 million to $85 million primarily from reduced expenses of our Retirement Plan, partially offset by increased defined contribution plan expenses.  A greater portion of the decrease will occur in the second half of fiscal 2014 due to operation of our enhanced, defined contribution plan for a one-year period.  Excluding $21 million of restructuring charges taken in fiscal 2013, the decrease in fiscal 2014 is expected to be $50 million to $60 million.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project and retirement-related expenses, decreased by $7.5 million in the first quarter of fiscal 2014 over the first quarter of fiscal 2013.  The decrease was primarily due to reduced pay-related expenses as a result of some of our Business Transformation initiatives in our sales and information technology areas.  During fiscal 2013, we streamlined our sales management organization and modified marketing associate compensation plans.  Also in fiscal 2013, we restructured our information technology department which reduced headcount in this area.    Lower provisions for management incentive plans also contributed to the decline in pay-related expenses.  Partially offsetting these decreases are added costs from companies acquired in the last 12 months as well as increased delivery and warehouse compensation, partially attributable to case growth.

Fuel costs increased by $4.5 million in the first quarter of fiscal 2014 over the first quarter of fiscal 2013.  The increase was primarily due to increased gallon usage and increased contracted diesel prices.  Our costs per gallon increased 1.3% in the first quarter of fiscal 2014 over the first quarter of fiscal 2013.  Our activities to mitigate fuel costs include reducing miles driven by our trucks through improved routing techniques, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.  We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements with a goal of mitigating a portion of the volatility in fuel prices.

Our fuel commitments will result in either additional fuel costs or avoided fuel costs based on the comparison of the prices on the fixed price contracts and market prices for the respective periods.  Forward purchase commitments resulted in avoided fuel costs of an estimated $3.8 million and $5.4 million in the first quarter of fiscal 2014 and 2013, respectively, as the fixed price contracts were generally lower than market prices for the contracted volumes.

As of September 28, 2013, we had forward diesel fuel commitments totaling approximately $187.4 million through November 2014.  These contracts will lock in the price of approximately 60% to 65% of our fuel purchase needs for the remainder of the fiscal 2014 at prices slightly lower than the current market price for diesel.

We also measure our expense on a cost per case basis for our Broadline companies which decreased $0.10 per case as compared to the first quarter of fiscal 2013; however, excluding severance, cost per case decreased $0.09 per case as compared to the first quarter of fiscal 2013 primarily from reduced pay-related expenses from our sales and information technology areas, lower retirement-related expenses, partially offset by increased costs from delivery and warehouse pay-related expenses.  We do not anticipate maintaining this rate of improvement because some of the cost reductions from our initiatives began in fiscal 2013.  We expect to reduce our Broadline companies cost per case in fiscal 2014 as compared to fiscal 2013 by approximately $0.05 per case.

Net Earnings

Net earnings decreased 0.4% in the first quarter of fiscal 2014 from the first quarter of fiscal 2013 due primarily to the changes in operating income discussed above.  Adjusted net earnings decreased 3.1% in the first quarter of fiscal 2014.

The effective tax rate for the first quarter of fiscal 2014 was 36.84%.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rate.

The effective tax rate of 36.37% for the first quarter of fiscal 2013 was favorably impacted by the recording of $3.7 million in net tax benefit related to various federal, foreign and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2014 were $0.49,  the same as the prior period amount.  Diluted earnings per share in the first quarter of fiscal 2014 were $0.48,  a  2.0% decrease from the comparable prior year period amount of $0.49 per share.    These results were primarily the result of the factors discussed above related to net earnings.  In addition, our average share price was greater in the first quarter of fiscal 2014 as compared to the comparable prior year period; therefore, our diluted shares outstanding were greater.  This contributed to the 2.0% decrease in diluted earnings per share in fiscal 2014.  Adjusted diluted earnings per share in the first quarter of fiscal 2014 were $0.56, a 3.4% decrease from the comparable prior period amount of $0.58 per share.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from charges from the executive retirement plans restructuring, severance, facility closure charges and our multi-year Business Transformation Project (BTP).  Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of the executive retirement plans restructuring costs, severance charges, facility closure charges and Business Transformation Project costs provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes.  These financial measures should not be used as a substitute in assessing the company’s results of operations for periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  As a result, in the table below, each period presented is adjusted to remove executive retirement plans restructuring costs, severance charges, facility closure charges and Business Transformation Project costs.  In the tables below, individual components of diluted earnings per share may not add to the total presented due to rounding.  Adjusted  diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Sep. 28, 2013	13-Week Period Ended Sep. 29, 2012	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,587,289	$1,551,013	$36,276	2.3%
Impact of restructuring executive retirement plans	(516)	-	(516)
Impact of severance charge	(1,582)	(6,077)	4,495	(74.0)
Impact of facility closure charges	(739)	(388)	(351)	90.5
Impact of BTP costs	(66,628)	(77,682)	11,054	(14.2)
Adjusted operating expenses (Non-GAAP)	$1,517,824	$1,466,866	$50,958	3.5%

Operating Income (GAAP)	$478,198	$478,782	$(584)	(0.1)%
Impact of restructuring executive retirement plans	516	-	516
Impact of severance charge	1,582	6,077	(4,495)	(74.0)
Impact of facility closure charges	739	388	351	90.5
Impact of BTP costs	66,628	77,682	(11,054)	(14.2)
Adjusted operating income (Non-GAAP)	$547,663	$562,929	$(15,266)	(2.7)%

Net earnings (GAAP)	$285,590	$286,598	$(1,008)	(0.4)%
Impact of restructuring executive retirement plans (net of tax) (1)	326	-	326
Impact of severance charge (net of tax) (1)	999	3,867	(2,868)	(74.2)
Impact of facility closure charges (net of tax) (1)	467	247	220	89.1
Impact of BTP costs (net of tax) (1)	42,079	49,432	(7,353)	(14.9)
Adjusted net earnings (Non-GAAP)	$329,461	$340,144	$(10,683)	(3.1)%

Diluted earnings per share (GAAP)	$0.48	$0.49	$(0.01)	(2.0)%
Impact of restructuring executive retirement plans	-	-	-
Impact of severance charge	-	0.01	(0.01)	(100.0)
Impact of facility closure charges	-	-	-
Impact of BTP costs	0.07	0.08	(0.01)	(12.5)
Adjusted diluted earnings per share (Non-GAAP)	$0.56	$0.58	$(0.02)	(3.4)%

Diluted shares outstanding	591,458,948	589,838,819

(1)

The aggregate tax impact of adjustments for the executive retirement plans restructuring, severance charges, facility closure charges and Business Transformation Project costs was $25.6 million and $30.6 million for the first quarter of fiscal 2014 and fiscal 2013, respectively.  Amounts are calculated by multiplying the operating income impact of each item by each quarter's effective tax rate.

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

Management evaluates the performance of each of our operating segments based on its respective operating income results.   Corporate expenses and adjustments generally include all expenses of the corporate office and Sysco’s shared service center.  These also include all share-based compensation costs and expenses related to the company’s Business Transformation Project. While a segment’s operating income may be impacted in the short-term by increases or decreases in gross profits, expenses, or a combination thereof, over the long-term each business segment is expected to increase its operating income at a greater rate than sales growth. This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 14,  “Business Segment Information”:

	Operating Income as a Percentage of Sales
	13-Week Period
	Sep. 28, 2013	Sep. 29, 2012
Broadline	6.9%	7.1%
SYGMA	0.5	0.9
Other	3.2	3.4

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 14, “Business Segment Information”:

	Increase (Decrease)
	13-Week Period
	Sales	Operating Income
Broadline	5.4%	1.8%
SYGMA	7.2	(31.0)
Other	7.8	0.8

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses and adjustments of $207.4 million in the first quarter of fiscal 2014, as compared to $198.5 million in the first quarter of fiscal 2013,  that is not charged to our segments.  This information should be read in conjunction with Note 14, “Business Segment Information”:

	Components of Segment Results
	13-Week Period Ended
	Sep. 28, 2013		Sep. 29, 2012
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.5%	95.5%	81.7%	94.9%
SYGMA	13.0	1.2	12.8	1.8
Other	6.1	3.3	6.0	3.3
Intersegment sales	(0.6)	-	(0.5)	-
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s U.S., Canadian, Caribbean and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first quarter of fiscal 2014, the Broadline operating results represented approximately 81.5% of Sysco’s overall sales and 95.5% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses.

Sales

Sales were 5.4% higher in the first quarter of fiscal 2014 than in the comparable period of the prior year.    Sales for the first quarter of fiscal 2014 increased as a result of sales from acquisitions that occurred within the last 12 months, product cost inflation, and the resulting increase in selling prices and case volume growth.  Our sales growth in the first quarter of fiscal 2014 was greater with our regional and national customers as compared to sales growth with our locally-managed customers.  We believe our locally-managed customer sales growth has been negatively influenced by lower consumer sentiment.  Sales from acquisitions within the last 12 months favorably impacted sales by 2.8% for the first quarter of fiscal 2014.   Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.0% during the first quarter of fiscal 2014.   The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.6% when compared to the first quarter of fiscal 2013.

Operating Income

Operating income  increased by 1.8% in the first quarter of fiscal 2014 over the comparable prior year periods driven by gross profit dollars increasing more than operating expenses.

Gross profit dollars increased in the first quarter of fiscal 2014 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales.  This decline in gross margin was partially the result of increased competition resulting from a slow-growth market and increased sales to regional and national customers exceeding sales growth in locally-managed customers.  Gross margin from our regional and national customers is generally lower than gross margin from other types of customers.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of valued added services we typically provide to this customer group.    If sales from our locally-managed customers do not grow at the same rate as sales from these regional and national customers, our gross margins may continue to decline.  Our Broadline segment experienced product cost inflation in the first quarter of fiscal 2014.  Based on our product sales mix during the first quarter of fiscal 2014, we were most impacted by higher levels of inflation in the poultry product category.

Operating expenses for the Broadline segment increased in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.  The expense increases in fiscal 2014 were driven largely by expenses from acquired operations, increased depreciation and amortization expense and higher fuel costs.  Pay-related expenses increased primarily from added costs from companies acquired in the last 12 months as well as increased delivery and warehouse compensation, partially attributable to case growth.  Depreciation and amortization increased primarily from assets that were not placed in service in the first quarter of fiscal 2013 that were in service in the first quarter of fiscal 2014, primarily from fleet.  Fuel costs were $4.1 million higher in the first quarter of fiscal 2014 than in the comparable prior year period.   These increases were partially offset by reduced sales and information technology pay-related expenses.  Retirement-related costs decreased primarily from the plan freezes that occurred in fiscal 2013.  Our expense on a cost per case basis decreased as compared to the first quarter of fiscal 2013 primarily from reduced pay-related expenses from our sales and information technology areas, lower retirement-related expenses, partially offset by increased costs from delivery and warehouse pay-related expenses.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 7.2% greater in the first quarter of fiscal 2014 than in the first quarter of fiscal 2013.  The increase was primarily due to new customers.  Other contributors to the increase were product cost inflation and the resulting increase in selling prices and case volume increases from existing customers.

Operating Income

Operating income decreased by 31.0% in the first quarter of fiscal 2014 from the first quarter of fiscal 2013.  Gross profit dollars increased 1.1% while operating expenses increased 4.8% in the first quarter of fiscal 2014 over the first quarter of fiscal 2013.  Gross profit dollar growth was lower than sales growth primarily due to reduced fuel surcharges.  Operating expenses increased in fiscal 2014 largely due to increased delivery costs including pay-related expenses.  Also contributing to the increase in expense were startup costs related to new customers and expenses incurred in preparation of a facility consolidation.

Other Segment

“Other” financial information is attributable to our other operating segments, including our specialty produce and lodging industry products segments, a company that distributes specialty imported products, a company that distributes to international customers and our Sysco Ventures platform, our suite of technology solutions that help support the business needs of our customers.  These operating segments are discussed on an aggregate basis as they do not represent reportable segments under segment accounting literature.

Operating income increased 0.8% in the first quarter fiscal 2014 over the first quarter of fiscal 2013.  The increase in operating income was primarily driven by earnings from our specialty produce and lodging industry products segments, which were partially offset by lower performance from other operations.  Additionally, retirement-related expenses were greater for these companies as our enhanced defined contribution plan became effective January 1, 2013, and some of these operations were not a part of prior benefit plans.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first quarter of fiscal 2014 to the first quarter of fiscal 2013:

•	Cash flows from operations were $169.2 million this year compared to $213.2 million last year.
•	Capital expenditures totaled $135.7 million this year compared to $155.7 million last year.
•	Free cash flow was $44.1 million this year compared to $58.9 million last year (See Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash used for acquisition of businesses was $1.3 million this year compared to $60.2 million last year.
•	Net bank borrowings were $235.8 million this year compared to zero last year.
•	Proceeds from exercises of share-based compensation awards were $96.6 million this year compared to $36.2 million last year.
•	Treasury stock purchases were $250.6 million this year compared to $2.1 million last year.
•	Dividends paid were $164.1 million this year compared to $158.2 million last year.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position, however our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.   Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and impacted our cash flows from operations.  Competitive pressures in a low growth environment have also lowered our gross margins, which in turn have caused our cash flows from operations to decrease.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.  As of September 28, 2013, we had $359.5 million in cash and cash equivalents, approximately 25% of which was held by our international subsidiaries generated from our earnings from international operations.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

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

Cash Flows

Operating Activities

We generated $169.2 million in cash flow from operations in the first quarter of fiscal 2014, as compared to $213.2 million in the first quarter of fiscal 2013.  This decrease of $44.0 million or 20.6%, was largely attributable to unfavorable comparisons on working capital partially offset by reduced tax payments.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a negative impact of $62.3 million on the comparison of cash flow from operations from the first quarter of fiscal 2014 to the first quarter of fiscal 2013.  Both periods were affected by increases in accounts receivable and inventory resulting from increases in sales as well as a seasonal change in volume and customer mix.  Due to normal seasonal patterns, sales to multi-unit customers and school districts represent a larger percentage of our sales at the end of each first quarter as compared to the end of each prior fiscal year.  In addition, our sales growth in fiscal 2014 has been greater with our large regional and national customers.   Payment terms for both of these types of customers are also traditionally longer than average.  Inventory levels can also increase for large regional and national customers due to the number of proprietary items these customers often require.  The increase in accounts payable in both periods also followed the normal trend due to the seasonal change in volume and customer mix.   Lower sales growth year over year caused a smaller impact to the change in each item of working capital year over year.   Greater deterioration in accounts receivable turnover year over year, due in part to the greater portion of sales growth being with our regional and national customers, offset the favorable impact of lower sales growth on accounts receivable.  Less deterioration in inventory turnover year over year in addition to the favorable impact of lower sales growth caused a favorable impact on inventory.  Less improvement in accounts payable turnover year over year in addition to the negative impact of lower sales growth caused a negative comparison on accounts payable.

Tax payments were $33.7 million lower in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, which resulted in a favorable impact on the comparison of cash flow from operations in the first quarter of fiscal 2014 to the first quarter of fiscal 2013.  Tax payments in the first quarter of fiscal 2013 were higher due to the payment of taxes related to certain one-time items during the period, as well as higher current taxes paid in certain jurisdictions due to increases in the taxable earnings in those jurisdictions in fiscal 2012, for which tax payments were paid in the first quarter of fiscal 2013.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2014 primarily included fleet replacements, facility replacements and expansions and warehouse equipment.

During the first quarter of fiscal 2014, in the aggregate, we paid cash of $1.3 million for acquisitions made during fiscal 2014.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash including dividend payments, share repurchases and acquisitions.  We do not mean to imply that free cash flow is necessarily available for discretionary expenditures, however, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of decreased cash provided by operating activities, partially offset by reduced capital spending and increased proceeds from sales of plant and equipment, free cash flow for the first quarter of fiscal 2014 decreased 25.2%, or $14.9 million, to $44.1 million as compared to the first quarter of fiscal 2013.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	13-Week Period Ended Sep. 28, 2013	13-Week Period Ended Sep. 29, 2012	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$169,229	$213,201	$(43,972)	(20.6)%
Additions to plant and equipment	(135,749)	(155,673)	19,924	12.8
Proceeds from sales of plant and equipment	10,573	1,393	9,180	659.0
Free Cash Flow (Non-GAAP)	$44,053	$58,921	$(14,868)	(25.2)%

Financing Activities

 Equity Transactions

Proceeds from exercises of share-based compensation awards were $96.6 million in the first quarter of fiscal 2014, as compared to $36.2 million in the first quarter of fiscal 2013.  The increase in proceeds in the first quarter of fiscal 2014 was due to an increase in the number of options exercised in this period, as compared to the first quarter of fiscal 2013.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

Shares repurchased during the first quarter of fiscal 2014 were 7,725,000 shares at a cost of $250.6 million, as compared to 75,200 shares at a cost of $2.1 million in the first quarter of fiscal 2013.  In August 2013, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $720 million.  The authorization expires on August 23, 2015.  Additional shares repurchased through October 26, 2013 were 500,000 shares, resulting in a remaining authorization by our Board of Directors to repurchase up to 13,489,197 shares, based on the trades made through that date.  Our share repurchase strategy is to purchase enough shares to keep our average shares outstanding relatively constant over time.  We chose to repurchase more shares in the first quarter of fiscal 2014 in anticipation of future stock option exercises.  The number of shares we repurchase, if any, in the remainder of fiscal 2014 will be dependent on many factors, including the level of future stock option exercises as well as competing uses for available cash.

Dividends paid in the first quarter of fiscal 2014 were $164.1 million, or $0.28 per share, as compared to $158.2 million, or $0.27 per share, in the first quarter of fiscal 2013.  In August 2013, we declared our regular quarterly dividend for the second quarter of fiscal 2014 of $0.28 per share, which was paid in October 2013.

Debt Activity and Borrowing Availability

We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0  million, of which $2.3 million was outstanding as of September 28, 2013.  There were no borrowings outstanding as of October 26, 2013.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The original facility in the amount of $1,000.0 million expires on December 29, 2016, and the extended facility in the amount of $925.0 million expires on December 29, 2017, but is subject to further extension.   There were $329.0 million of commercial paper issuances outstanding as of September 28, 2013.    As of October 26, 2013, commercial paper issuances outstanding were $631.0 million.  We utilize our commercial paper issuances for normal day-to-day operations which may cause outstanding issuances to vary.

During the first quarter ended September 28, 2013, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $585.8 million.  During the first quarter of fiscal 2014, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.12%.  There were no commercial paper issuances or short-term bank borrowings outstanding during the first quarter of fiscal 2013.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility, which provides for capital needs for the company’s European subsidiaries.  In September 2013, the facility was extended and increased to €100.0 million (Euro).  This facility provides for unsecured borrowings and expires September 24, 2014, but is subject to extension.  Outstanding borrowings under this facility were €32.0 million (Euro) as of September 28, 2013 and October 26, 2013.

Included in current maturities of long-term debt as September 28, 2013 are the 4.6% senior notes totaling $200.0 million, which mature in March 2014.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, senior notes or a combination thereof.

In August 2013, we entered into an interest rate swap agreement that effectively converted $500.0 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.  This transaction was entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure.  This swap was designated as a fair value hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.

Other Considerations

As discussed in Note 7, “Multiemployer Employee Benefit Plans,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could be as much as $90.0 million as of September 28, 2013 and October 26, 2013, based on the latest available information as of each date.   These estimates exclude plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

As of September 28, 2013,  June 29, 2013 and September 29, 2012, Sysco had approximately $40.3 million, $40.7 million and $30.7 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.  In the second quarter of fiscal 2014, we intend to repay the outstanding balance that existed as of September 28, 2013.

Required contributions to multiemployer plans could increase in the future as these plans strive to improve their funding levels.  In addition, pension-related legislation in the U.S. requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  We believe that any unforeseen requirements to pay such increased contributions, withdrawal liability and excise taxes would be funded through cash flow from operations, borrowing capacity or a combination of these items.

We were made aware of certain alleged violations of California law relating to our use of drop sites in the delivery of products.  We are cooperating fully with the investigation being conducted by authorities in California, but could be subject to fines and injunctive relief.  Discussions with authorities in California are ongoing and our financial exposure cannot be estimated at this time.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, contains a table that summarizes our obligations and commitments to make contractual future cash payments as of June 29, 2013.  Since June 29, 2013, there have been no material changes to our contractual obligations other than as described below.

The following table sets forth, as of September 28, 2013, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Unrecorded Contractual Obligations:
Purchase obligations (1)	$4,637,080	$2,973,951	$1,548,851	$114,261	$17

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations.  These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  Sysco’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our  Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:

•

Sysco’s ability to increase its sales and market share and grow earnings, and our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value by expanding beyond our core business;

•	Sysco’s belief regarding the impact of an accounting standards update;
•	expectations regarding our future contributions to certain multiemployer pension plans and the probability that certain plans will undergo mass withdrawals;
•	our estimated share of withdrawal liability for certain multiemployer pension plans, and our belief that our current share of the withdrawal liability could materially differ from our estimate;
•	the impact of ongoing legal proceedings;
•	the impact of greater consumer confidence on certain industry trends, and the impact of general economic conditions on consumer confidence and our business;
•

our plans and expectations regarding the implementation, timing, costs and benefits of our Business Transformation Project, including our intention to deploy the ERP system to one additional location in the second quarter and to define a larger scale deployment schedule of the ERP system at a later date;

•	our anticipation that further deployment of the ERP system will occur in early calendar 2014 if favorable ERP system performance continues;
•

expected benefits of our operating cost initiatives, including reducing our cost structure, improving our warehouse productivity, sales productivity and delivery activities, and reducing general and administrative expenses;

•

our plans to complete the accelerated implementation of our human resource module from our ERP system, finish centralizing field finance work to our shared services center, and continue work on enhancements to our routing technology and processes to improve delivery efficiencies;

•	Sysco’s expectation that the operating cost reduction initiatives will be complete by fiscal 2015;
•	the impact of our retirement program restructuring on retirement-related expenses in fiscal 2014;

•	expected benefits of our product cost reduction and category management initiative, including the lowering of our total product costs and the alignment of our product assortment with customer demand;
•	our belief that opportunities exist to more effectively provide the products that our customers want, commit to greater volumes with our suppliers and create mutual benefits for all parties;
•	Sysco’s belief that procuring greater quantities with select vendors will result in reduced prices for our product purchases;
•	Sysco’s belief regarding fiscal 2014 expenses related to the Business Transformation Project;
•	the expected impact of our forward diesel fuel commitments on our fuel costs;
•	expectations related to the reduction of our Broadline companies cost per case in fiscal 2014;
•	expectations regarding operating income and sales for our business segments over the long-term;
•	expectations regarding the allocation of cash generated from operations;
•	the impact of acquisitions and sales of assets and businesses on our liquidity, borrowing capacity, leverage ratios and capital availability;
•	Sysco’s anticipation that it will not need to relocate certain cash held by international subsidiaries;
•

the sufficiency of our mechanisms for managing working capital and competitive pressures, and our belief that these mechanisms will continue to prevent a significant unfavorable impact on our cash flow from operations;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;
•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;
•	Sysco’s belief that its cash flows from operations will improve over the long-term, and the factors impacting such improvement;
•	our intentions regarding the funding of the repayment of notes at maturity;
•	Sysco’s belief regarding multiemployer pension-related liabilities that could be paid in the second quarter of fiscal 2014; and
•	Sysco’s belief regarding the source of funds to pay increased contributions to multiemployer pension plans, withdrawal liability and excise taxes.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013:

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;
•	risks related to volatility in the global economic environment, local market conditions and low consumer confidence, which can adversely affect our sales, margins and net income;
•	the risk that competition in our industry may adversely impact our margins and our ability to retain customers;
•	the risk that we may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs;
•

our ability to meet our long-term strategic objectives to grow the profitability of our business depends largely on the success of the Business Transformation Project, which has previously experienced delays and cost overages, and includes the risks that the project and its various components may not be successfully implemented, may not provide the anticipated benefits, may not prove cost effective, may require further adjustments to our timeline and our expense and capital expenditure guidance, and may have a material adverse effect on our liquidity and results of operations;

•

the risk that the actual cost of the ERP system may be greater or less than currently expected and continued delays in the execution of deployment may adversely affect our business and results of operations;

•	the risk that we may not realize anticipated benefits from our operating cost reduction efforts and the full anticipated benefits from our category management initiative;
•	the risk of interruption of supplies due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise;
•	the potential impact of adverse publicity or lack of confidence in our products;
•	the potential impact on our operating income if sales to our independent restaurant customers continue to grow at a lower rate than sales to our large regional and national customers;
•	the risks related to dependence on large regional or national customers for our sales, including the impact of losing one of these large customers, and potential pressure to lower our prices;
•	difficulties in successfully entering and operating in international markets and complimentary lines of business;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	the potential impact of product liability claims;
•

the successful completion of acquisitions and integration of acquired companies, as well as the risk that acquisitions could require additional debt or equity financing and negatively impact our stock price or operating results;

•	our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;
•	our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;
•	due to our reliance on technology, any technology disruption or delay in implementing new technology could have a material negative impact on our business;

•	the potential requirement to pay material amounts under our multiemployer defined benefit pension plans;
•	our funding requirements for our Retirement Plan may increase should financial markets experience future declines;
•	labor issues, including the renegotiation of union contracts and shortage of qualified labor;
•	the risk that a cybersecurity incident and other technology disruptions could negative impact our business and our relationships with customers; and
•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk.  For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.  There have been no significant changes to our market risks since June 29, 2013 except as noted below.

Interest Rate Risk

At September 28, 2013,  there were $329.0 million of commercial paper issuances outstanding.  Total debt as of September 28, 2013 was $3.1 billion, of which approximately 66% was at fixed rates of interest, including the impact of our interest rate swap agreements.

In August 2013, we entered into an interest rate swap agreement that effectively converted $500.0 million of fixed rate debt maturing in fiscal 2018 (the fiscal 2018 swap) to floating rate debt.  In addition, prior to fiscal 2014, we entered into an interest rate swap agreement that effectively converted $200 million of fixed rate debt maturing in fiscal 2014 (the fiscal 2014 swap) to floating rate debt.  These transactions were entered into with the goal of reducing overall borrowing cost.  The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. These transactions were designated as fair value hedges since the swaps hedge against the changes in fair value of fixed rate debt resulting from changes in interest rates.

As of September 28, 2013, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within prepaid expenses and other current assets of $2.0 million.  The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.  As of September 28, 2013, the fiscal 2018 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $4.1 million.  The fixed interest rate on the hedged debt is 5.25% and the floating interest rate on the swap is six-month LIBOR which resets every six months in arrears.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During both the first quarter of fiscal 2014 and fiscal 2013, fuel costs related to outbound deliveries represented approximately 0.7% of sales.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of September 28, 2013, we had forward diesel fuel commitments totaling approximately $187.4 million through November 2014.  These contracts will lock in the price of approximately 60% to 65% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for the remainder of fiscal 2014.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 28, 2013, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 29, 2013, which could materially impact our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the first quarter of fiscal 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
June 30 – July 27	249,452	$34.41	225,000	1,489,197
Month #2
July 28 - August 24	1,496,143	32.63	1,489,197	20,000,000
Month #3
August 25 - September 28	6,012,773	32.33	6,010,803	13,989,197

Total	7,758,368	$32.45	7,725,000	13,989,197

(1)	The total number of shares purchased includes 24,452, 6,946 and 1,970 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

 On November 16, 2011, the Board approved the repurchase of 20,000,000 shares.  In August 2013, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $720 million.  The authorization expires on August 23, 2015.  Pursuant to the repurchase programs, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.

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

Date: November 4, 2013

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: November 4, 2013

	By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and
Chief Accounting Officer

Date: November 4, 2013

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

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated November 16, 2011, incorporated by reference to Exhibit 3.5 to Form 10-Q for the quarter ended December 31, 2011 (File No. 1-6544).

10.1#	—	Form of Fiscal Year 2014 Bonus Award under the 2009 Management Incentive Plan.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Report from Ernst & Young LLP dated November 4, 2013, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 filed with the SEC on  November 4, 2013, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of September 28, 2013, June 29, 2013 and September 29, 2012, (ii) Consolidated Results of Operations for the thirteen week periods ended September 28, 2013 and September 29, 2012, (iii) Consolidated Statements of Comprehensive Income for the thirteen week periods ended September 28, 2013 and September 29, 2012, (iv) Consolidated Cash Flows for the thirteen week periods ended September 28, 2013 and September 29, 2012, and (v) the Notes to Consolidated Financial Statements.

____________

# Filed herewith