Form 10-Q
period 2013-12-28
SYSCO CORP
filed 2014-02-04
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

Yes ☐     No ☑

584,967,675  shares of common stock were outstanding as of January 25, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Dec. 28, 2013	Jun. 29, 2013	Dec. 29, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$449,863	$412,285	$320,805
Accounts and notes receivable, less allowances of $69,078, $47,345, and $67,926	3,289,930	3,183,114	3,168,120
Inventories	2,506,581	2,396,188	2,436,109
Deferred income taxes	121,095	136,211	116,887
Prepaid expenses and other current assets	73,272	61,925	68,675
Prepaid income taxes	80,115	17,704	49,189
Total current assets	6,520,856	6,207,427	6,159,785
Plant and equipment at cost, less depreciation	3,967,176	3,978,071	3,960,636
Other assets
Goodwill	1,915,922	1,884,235	1,802,630
Intangibles, less amortization	191,568	205,719	153,358
Restricted cash	157,841	145,328	145,247
Other assets	259,662	243,167	249,646
Total other assets	2,524,993	2,478,449	2,350,881
Total assets	$13,013,025	$12,663,947	$12,471,302

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$57,733	$41,632	$42,754
Accounts payable	2,443,704	2,428,215	2,249,968
Accrued expenses	1,043,656	1,072,134	941,525
Current maturities of long-term debt	204,157	207,301	253,170
Total current liabilities	3,749,250	3,749,282	3,487,417
Other liabilities
Long-term debt	2,944,083	2,639,986	2,809,290
Deferred income taxes	230,914	266,222	94,987
Other long-term liabilities	784,988	816,647	1,178,035
Total other liabilities	3,959,985	3,722,855	4,082,312
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,105,382	1,059,624	954,988
Retained earnings	8,676,012	8,512,786	8,359,768
Accumulated other comprehensive loss	(446,417)	(446,937)	(605,709)
Treasury stock at cost, 180,889,626, 179,068,430 and 179,819,753 shares	(4,796,362)	(4,698,838)	(4,572,649)
Total shareholders' equity	5,303,790	5,191,810	4,901,573
Total liabilities and shareholders' equity	$13,013,025	$12,663,947	$12,471,302

Note: The June 29, 2013 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012

Sales	$11,237,969	$10,796,890	$22,952,236	$21,883,806
Cost of sales	9,273,018	8,844,780	18,921,798	17,901,901
Gross profit	1,964,951	1,952,110	4,030,438	3,981,905
Operating expenses	1,613,174	1,569,459	3,200,463	3,120,472
Operating income	351,777	382,651	829,975	861,433
Interest expense	29,784	32,242	60,312	63,110
Other expense (income), net	(4,211)	(1,753)	(8,745)	(4,230)
Earnings before income taxes	326,204	352,162	778,408	802,553
Income taxes	115,369	130,793	281,983	294,586
Net earnings	$210,835	$221,369	$496,425	$507,967

Net earnings:
Basic earnings per share	$0.36	$0.38	$0.85	$0.86
Diluted earnings per share	0.36	0.38	0.84	0.86

Average shares outstanding	584,253,842	587,091,968	585,761,409	587,760,060
Diluted shares outstanding	587,926,287	589,751,933	589,516,342	590,130,537

Dividends declared per common share	$0.29	$0.28	$0.57	$0.55

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012

Net earnings	$210,835	$221,369	$496,425	$507,967

Other comprehensive (loss) income:
Foreign currency translation adjustment	(38,947)	(8,771)	(8,140)	27,389
Items presented net of tax:
Amortization of cash flow hedges	96	96	192	193
Amortization of prior service cost	1,743	6,535	3,485	7,461
Amortization of actuarial loss (gain), net	2,492	11,258	4,983	22,944
Amortization of transition obligation	-	22	-	44
Prior service cost arising in current year	-	(24,828)	-	(24,828)
Actuarial gain (loss), net arising in current year	-	23,954	-	23,954
Total other comprehensive (loss) income	(34,616)	8,266	520	57,157

Comprehensive income	$176,219	$229,635	$496,945	$565,124

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	26-Week Period Ended
	Dec. 28, 2013	Dec. 29, 2012
Cash flows from operating activities:
Net earnings	$496,425	$507,967
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	43,906	39,423
Depreciation and amortization	271,147	249,593
Deferred income taxes	(27,126)	(39,603)
Provision for losses on receivables	12,704	16,422
Other non-cash items	1,729	(246)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(113,716)	(157,073)
(Increase) in inventories	(110,043)	(222,170)
(Increase) decrease in prepaid expenses and other current assets	(14,088)	11,367
Increase in accounts payable	8,529	23,619
(Decrease) in accrued expenses	(21,130)	(32,644)
(Decrease) in accrued income taxes	(59,172)	(64,663)
(Increase) decrease in other assets	(7,161)	1,785
(Decrease) increase in other long-term liabilities	(19,620)	53,364
Excess tax benefits from share-based compensation arrangements	(4,220)	(356)
Net cash provided by operating activities	458,164	386,785

Cash flows from investing activities:
Additions to plant and equipment	(270,432)	(261,576)
Proceeds from sales of plant and equipment	23,480	3,229
Acquisition of businesses, net of cash acquired	(22,461)	(194,237)
(Increase) in restricted cash	(12,513)	(18,019)
Net cash used for investing activities	(281,926)	(470,603)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	304,471	48,100
Other debt borrowings	14,731	43,482
Other debt repayments	(13,056)	(10,789)
Debt issuance costs	(15,262)	-
Proceeds from common stock reissued from treasury for share-based compensation awards	160,422	90,853
Treasury stock purchases	(266,638)	(143,526)
Dividends paid	(328,279)	(315,904)
Excess tax benefits from share-based compensation arrangements	4,220	356
Net cash used for financing activities	(139,391)	(287,428)

Effect of exchange rates on cash	731	3,184

Net increase (decrease) in cash and cash equivalents	37,578	(368,062)
Cash and cash equivalents at beginning of period	412,285	688,867
Cash and cash equivalents at end of period	$449,863	$320,805

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,185	$63,598
Income taxes	368,596	404,791

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

2.  CHANGES IN ACCOUNTING

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  This update amends ASC 350, “Intangibles—Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption was permitted.  The adoption of this update in the first quarter of fiscal 2014 did not result in a change to the company’s interim consideration of impairment of indefinite-lived intangible assets.  Sysco does not believe this update will have an impact on its annual testing for impairment of indefinite-lived intangibles in the fourth quarter of fiscal 2014.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of December 28, 2013,  June 29, 2013 and December 29, 2012:

	Assets Measured at Fair Value as of Dec. 28, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$144,400	$125,665	$-	$270,065
Prepaid expenses and other current assets
Interest rate swap agreement	-	945	-	945
Restricted cash	157,841	-	-	157,841
Other assets
Interest rate swap agreement	-	1,248	-	1,248
Total assets at fair value	$302,241	$127,858	$-	$430,099

	Assets Measured at Fair Value as of Jun. 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$1,160	$132,731	$-	$133,891
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,988	-	2,988
Restricted cash	145,328	-	-	145,328
Total assets at fair value	$146,488	$135,719	$-	$282,207

	Assets Measured at Fair Value as of Dec. 29, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$-	$178,033	$-	$178,033
Prepaid expenses and other current assets
Interest rate swap agreement	-	488	-	488
Restricted cash	145,247	-	-	145,247
Other assets
Interest rate swap agreement	-	5,048	-	5,048
Total assets at fair value	$145,247	$183,569	$-	$328,816

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3,360.0 million, $3,207.6 million and $3,604.2 million as of December 28, 2013,  June 29, 2013 and December 29, 2012, respectively. The carrying value of total debt was $3,206.0 million, $2,888.9 million and $3,105.2 million as of December 28, 2013,  June 29, 2013 and December 29, 2012, respectively.

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

The location and the fair value of derivative instruments in the consolidated balance sheet as of December 28, 2013,  June 29, 2013 and December 29, 2012 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Fair value hedge relationships:
Interest rate swap agreements
Dec. 28, 2013	Prepaid expenses and other current assets	$945	N/A	N/A
Dec. 28, 2013	Other assets	1,248	N/A	N/A
Jun. 29, 2013	Prepaid expenses and other current assets	2,988	N/A	N/A
Dec. 29, 2012	Prepaid expenses and other current assets	488	N/A	N/A
Dec. 29, 2012	Other assets	5,048	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the second quarter of fiscal 2014 and fiscal 2013 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		13-Week Period Ended
		Dec. 28, 2013	Dec. 29, 2012
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(4,075)	$(2,274)

Cash Flow Hedge Relationships:
Interest rate contracts	Interest expense	156	156

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 26-week periods ended December 28, 2013 and December 29, 2012 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Income	Amount of (Gain) or Loss Recognized in Income
		26-Week Period Ended
		Dec. 28, 2013	Dec. 29, 2012
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(7,250)	$(4,324)

Cash Flow Hedge Relationships:
Interest rate contracts	Interest expense	312	313

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the second quarter of fiscal 2014 and 2013 and the 26-week periods ended December 28, 2013 and December 29, 2012.  The interest rate swaps do not contain credit-risk-related contingent features.

5.  DEBT

As of December 28, 2013, Sysco had uncommitted bank lines of credit which provides for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding.  Such amounts when outstanding are reflected in Notes payable on the consolidated balance sheet.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s United States (U.S.) and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The original facility in the amount of $1,000.0 million expires on December 29, 2016, and the extended facility in the amount of $925.0 million expires on December 29, 2017, but is subject to further extension.   As of December 28, 2013, commercial paper issuances outstanding were $400.0 million and were classified as long-term debt, as the company’s commercial paper programs are supported by the long-term revolving credit facility described above.

During the 26-week period ended December 28, 2013, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $769.5 million.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility, which provides for capital needs for the company’s European subsidiaries.  In September 2013, the facility was extended and increased to €100.0 million (Euro).  This facility provides for unsecured borrowings and expires September 24, 2014, but is subject to extension.  Outstanding borrowings under this facility were €42.0 million (Euro) as of December 28, 2013, reflected in Notes payable on the consolidated balance sheet.

       In December 2013, Sysco secured a commitment for an unsecured bridge facility in the amount of $3.3865 billion in connection with its proposed merger with US Foods, Inc. (US Foods) (discussed further in Note 12, Acquisitions).

Subsequent Events

Subsequent to quarter-end, the following transactions were entered in contemplation of securing financing and hedging interest rate risk relating to our assumption or refinancing of US Foods’ net debt that will occur upon closing of the proposed merger.

In January 2014, the bridge facility commitment noted above was replaced with a $3.3865 billion bridge term loan agreement with multiple lenders.  Sysco may borrow up to $3.386.5 billion in term loans on the closing date of the US Foods acquisition to fund the acquisition, refinance certain indebtedness of US Foods and pay related fees and expenses. The facility expires on March 8, 2015, but is subject to extension if regulatory approvals have not yet been obtained.   Borrowings under the bridge term loan agreement are guaranteed by the same subsidiaries of Sysco that are guarantee the company’s revolving credit facility, and in certain circumstances may also be guaranteed by US Foods.

In January 2014, the company entered into two forward starting swap agreements with notional amounts totaling of $2.0 billion. The company designated these derivatives as cash flow hedges of the variability in the cash outflows of interest payments on 10-year and 30-year debt due to changes in the benchmark interest rates for debt the company expects to issue in fiscal 2015.

In January 2014, Sysco and Sysco International, ULC, extended and increased the size of the revolving credit facility described above that supports the company’s U.S. and Canadian commercial paper programs.  The facility was increased to $1.5 billion with an expiration date of December 29, 2018, but is subject to further extension.  The other terms and conditions of the extended facility are substantially the same.

6.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

In the tables below, the caption “Pension Benefits” includes both the company-sponsored qualified pension plan and the Supplemental Executive Retirement Plan.  The components of net company-sponsored benefit cost for the second quarter of fiscal 2014 and fiscal 2013 are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012
	(In thousands)
Service cost	$2,414	$17,589	$136	$136
Interest cost	40,109	37,253	187	153
Expected return on plan assets	(48,199)	(42,800)	-	-
Amortization of prior service cost	2,786	2,273	42	42
Amortization of actuarial loss (gain)	4,082	18,328	(36)	(51)
Amortization of transition obligation	-	-	-	36
Curtailment loss	-	8,293	-	-
Net periodic benefit cost	$1,192	$40,936	$329	$316

The components of net company-sponsored benefit cost for the 26-week periods ended December 28, 2013 and December 29, 2012 are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012
	(In thousands)
Service cost	$4,828	$35,369	$272	$271
Interest cost	80,218	74,953	374	307
Expected return on plan assets	(96,398)	(85,601)	-	-
Amortization of prior service cost	5,572	3,734	84	84
Recognized net actuarial loss (gain)	8,164	37,350	(72)	(102)
Amortization of transition obligation	-	-	-	71
Curtailment loss	-	8,293	-	-
Net periodic benefit cost	$2,384	$74,098	$658	$631

Sysco’s contributions to its company-sponsored defined benefit plans were  $11.7 million and $11.3 million during the 26-week periods ended December 28, 2013 and December 29, 2012, respectively.

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  Total withdrawal liability provisions recorded were $1.5 million in the first 26 weeks of fiscal 2014 and $2.5 million in the first 26 weeks of fiscal 2013.  As of December 28, 2013,  June 29, 2013, and December 29, 2012, Sysco had approximately $1.5 million, $40.7 million and $14.0 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the two plan years following the plan year in which we completely withdraw from that plan, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur in the applicable two-plan year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much  as $90.0 million as of December 28, 2013.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, the majority of which had a valuation date of December 31, 2012. As the valuation date for most of these plans was December 31, 2012, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012
	(In thousands, except for share and per share data)

Numerator:
Net earnings	$210,835	$221,369	$496,425	$507,967

Denominator:
Weighted-average basic shares outstanding	584,253,842	587,091,968	585,761,409	587,760,060
Dilutive effect of share-based awards	3,672,445	2,659,965	3,754,933	2,370,477
Weighted-average diluted shares outstanding	587,926,287	589,751,933	589,516,342	590,130,537

Basic earnings per share:	$0.36	$0.38	$0.85	$0.86

Diluted earnings per share:	$0.36	$0.38	$0.84	$0.86

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,100,000 and 25,000,000 for the second quarter of fiscal 2014 and fiscal 2013, respectively.  The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately  1,600,000 and 31,000,000 for the first 26 weeks of fiscal 2014 and 2013, respectively.

9.  COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustments, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $176.2 million and $229.6 million for the second quarter of fiscal 2014 and fiscal

2013, respectively.  Comprehensive income was $496.9 million and $565.1 million for the first 26 weeks of fiscal 2014 and fiscal 2013 respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 28, 2013
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,828	$1,085	$1,743
Amortization of actuarial loss (gain), net	Operating expenses	4,046	1,554	2,492
Total reclassification adjustments		6,874	2,639	4,235

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(38,947)	-	(38,947)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	156	60	96
Total other comprehensive (loss) income		$(31,917)	$2,699	$(34,616)

		13-Week Period Ended Dec. 29, 2012
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$10,608	$4,073	$6,535
Amortization of actuarial loss (gain), net	Operating expenses	18,277	7,019	11,258
Amortization of transition obligation	Operating expenses	36	14	22
Total reclassification adjustments		28,921	11,106	17,815
Other comprehensive income before reclassification adjustments:
Prior service cost arising in current year		(40,306)	(15,478)	(24,828)
Net actuarial gain arising in current year		38,887	14,933	23,954
Total other comprehensive income before reclassification adjustments		(1,419)	(545)	(874)

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(8,771)	-	(8,771)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	156	60	96
Total other comprehensive income (loss)		$18,887	$10,621	$8,266

		26-Week Period Ended Dec. 28, 2013
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$5,656	$2,171	$3,485
Amortization of actuarial loss (gain), net	Operating expenses	8,092	3,109	4,983
Total reclassification adjustments		13,748	5,280	8,468

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(8,140)	-	(8,140)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	312	120	192
Total other comprehensive income (loss)		$5,920	$5,400	$520

		26-Week Period Ended Dec. 29, 2012
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$12,111	$4,650	$7,461
Amortization of actuarial loss (gain), net	Operating expenses	37,248	14,304	22,944
Amortization of transition obligation	Operating expenses	71	27	44
Total reclassification adjustments		49,430	18,981	30,449
Other comprehensive income before reclassification adjustments:
Prior service cost arising in current year		(40,306)	(15,478)	(24,828)
Net actuarial gain arising in current year		38,887	14,933	23,954
Total other comprehensive income before reclassification adjustments		(1,419)	(545)	(874)
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	27,389	-	27,389

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	313	120	193
Total other comprehensive income (loss)		$75,713	$18,556	$57,157

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Dec. 28, 2013
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2013	$(575,167)	$137,558	$(9,328)	$(446,937)
Other comprehensive income before reclassification adjustments	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	8,468	(8,140)	192	520
Balance as of Dec. 28, 2013	$(566,699)	$129,418	$(9,136)	$(446,417)

	26-Week Period Ended Dec. 29, 2012
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 30, 2012	$(823,901)	$170,749	$(9,714)	$(662,866)
Other comprehensive income before reclassification adjustments	(874)	27,389	-	26,515
Amounts reclassified from accumulated other comprehensive loss	30,449	-	193	30,642
Balance as of Dec. 29, 2012	$(794,326)	$198,138	$(9,521)	$(605,709)

10.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

Sysco’s 2013 Long-term Incentive Plan (2013 Plan) was adopted in November 2013 and reserved up to 55,600,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors.  Of the 55,600,000 authorized shares, 45,000,000 were new shares approved with the 2013 Plan and 10,600,000 were from remaining shares authorized and available for grant under the amended 2007 Stock Incentive Plan (2007 Plan) as of the date of the approval of the 2013 Plan.  No further grants will be made from the 2007 Plan.  Of the 55,600,000 authorized shares, the full 55,600,000 shares may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards.  The contractual life of options granted under the 2013 Plan will be no greater than ten years, as compared to a maximum contractual life of seven years for options granted under the 2007 Plan.

In the first 26 weeks of fiscal 2014, options to purchase 5,575,645 shares were granted to employees.  The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 26 weeks of fiscal 2014 was $4.64.

In the first 26 weeks of fiscal 2014, 765,168 restricted stock units were granted to employees.  Based on the jurisdiction in which the employee resides, some of these restricted stock units were granted with forfeitable dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 26 weeks of fiscal 2014 was $33.35.

In the first 26 weeks of fiscal 2014, restricted awards in the amount of 43,119 were granted to non-employee directors from the 2009 Non-Employee Directors Stock Plan.  The non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date.  The fair value of the restricted awards is based on the company’s stock price as of the date of grant.  The weighted average grant-date fair value per share of restricted awards granted during the first 26 weeks of fiscal 2014 was $33.40.

Employees' Stock Purchase Plan

Plan participants purchased 686,308 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 26 weeks of fiscal 2014.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $4.94 during the first 26 weeks of fiscal 2014. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $43.9 million and $39.4 million for the first 26 weeks of fiscal 2014 and fiscal 2013, respectively.

As of December 28, 2013, there was $75.9 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.54  years.

11.  INCOME TAXES

Uncertain Tax Positions

As of December 28, 2013, the gross amount of unrecognized tax benefits was $94.9 million and the gross amount of liability for accrued interest related to unrecognized tax benefits was $32.5 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

 Effective Tax Rates

The effective tax rate for the second quarter of fiscal 2014 of 35.37% was favorably impacted by the recording of $4.3 million of net tax benefit related to various federal and state uncertain tax positions and $2.1 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the second quarter of fiscal 2013 of 37.14% was favorably impacted by the recording of $1.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  This favorable impact was nearly offset by the recording of $1.6 million in net tax expense related to various federal and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the first 26 weeks of fiscal 2014 of 36.23% was favorably impacted by the recording of $3.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and $3.5 million of net tax benefit related to various federal and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

12.  ACQUISITIONS

During the first 26 weeks of fiscal 2014, in the aggregate, the company paid cash of $22.5 million for acquisitions made during fiscal 2014.  Acquisitions in the first 26 weeks of fiscal 2014 were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained.  As of December 28, 2013, aggregate contingent consideration amounts outstanding relating to completed acquisitions were $103.5  million, of which $25.3 million could result in the recording of additional goodwill when paid and $67.0 million was recorded as earnout liabilities as of December 28, 2013.

In the second quarter of fiscal 2014, the company announced an agreement to merge with US Foods.  US Foods is a leading foodservice distributor in the United States that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas. Sysco has agreed to pay approximately $3.5 billion for the equity of US Foods, comprising $3 billion of Sysco common stock and $500 million of cash. As part of the transaction, Sysco will also assume or refinance US Foods' net debt, which was approximately $4.7 billion, bringing the total enterprise value to $8.2 billion.  The values noted above are as of the time of the merger agreement was announced in December 2013; the value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  Sysco has secured a fully committed bridge financing that could be used for funding a portion of the purchase price.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13% of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission, which will likely take between six to nine months.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

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

During the first quarter of fiscal 2014, Sysco was made aware of certain alleged violations of California law relating to its use of drop sites in the delivery of products.  Sysco is cooperating fully with the investigation being conducted by authorities in California, but could be subject to fines and injunctive relief.  Discussions with authorities in California are ongoing and Sysco’s financial exposure cannot be estimated at this time.

 Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of December 28, 2013, outstanding forward diesel fuel purchase commitments totaled approximately $163.2 million at a fixed price through January 2015.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing.  A majority of these agreements expire within one year;  however, certain agreements have terms through fiscal 2018.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.  Minimum amounts committed to as of December 28, 2013 totaled approximately $2,829.5 million.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012
Sales:	(In thousands)
Broadline	$9,081,675	$8,779,069	$18,628,063	$17,836,733
SYGMA	1,536,271	1,411,815	3,059,461	2,832,570
Other	695,617	659,861	1,407,499	1,320,462
Intersegment sales	(75,594)	(53,855)	(142,787)	(105,959)
Total	$11,237,969	$10,796,890	$22,952,236	$21,883,806

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012
Operating income:	(In thousands)
Broadline	$561,726	$580,257	$1,216,433	$1,223,093
SYGMA	10,212	13,439	18,555	25,524
Other	19,877	20,469	42,419	42,828
Total segments	591,815	614,165	1,277,407	1,291,445
Corporate expenses and adjustments	(240,038)	(231,514)	(447,432)	(430,012)
Total operating income	351,777	382,651	829,975	861,433
Interest expense	29,784	32,242	60,312	63,110
Other expense (income), net	(4,211)	(1,753)	(8,745)	(4,230)
Earnings before income taxes	$326,204	$352,162	$778,408	$802,553

	Dec. 28, 2013	Jun. 29, 2013	Dec. 29, 2012
Assets:	(In thousands)
Broadline	$8,546,007	$10,228,722	$8,932,589
SYGMA	512,516	485,520	475,319
Other	948,239	944,140	937,811
Total segments	10,006,762	11,658,382	10,345,719
Corporate	3,006,263	1,005,565	2,125,583
Total	$13,013,025	$12,663,947	$12,471,302

15.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs and the company’s US Foods acquisition bridge facility are also covered under these guarantees.  As of December 28, 2013, Sysco had a total of $3,125.0 million in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.  All subsidiary guarantors are 100%-owned by the parent company, all guarantees are full and unconditional and all guarantees are joint and several, except that the guarantee of any subsidiary guarantor with respect to a series of senior notes or debentures may be released under certain customary circumstances.  If we exercise our defeasance option with respect to the senior notes or debentures of any series, then any subsidiary guarantor effectively will be released with respect to that series.  Further, each subsidiary guarantee will remain in full force and effect until the earliest to occur of the date, if any, on which (1) the applicable subsidiary guarantor shall consolidate with or merge into Sysco Corporation or any successor of Sysco Corporation and (2) Sysco Corporation or any successor of Sysco Corporation consolidates with or merges into the applicable subsidiary guarantor.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of the company’s U.S. Broadline subsidiaries), and all other non‑guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Dec. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$349,026	$3,880,682	$2,291,148	$-	$6,520,856
Investment in subsidiaries	9,237,693	-	-	(9,237,693)	-
Plant and equipment, net	517,988	1,817,141	1,632,047	-	3,967,176
Other assets	348,352	546,600	1,630,041	-	2,524,993
Total assets	$10,453,059	$6,244,423	$5,553,236	$(9,237,693)	$13,013,025

Current liabilities	$525,143	$998,999	$2,225,108	$-	$3,749,250
Intercompany payables (receivables)	1,119,448	(1,612,521)	493,073	-	-
Long-term debt	2,913,317	8,974	21,792	-	2,944,083
Other liabilities	591,361	299,958	124,583	-	1,015,902
Shareholders’ equity	5,303,790	6,549,013	2,688,680	(9,237,693)	5,303,790
Total liabilities and shareholders’ equity	$10,453,059	$6,244,423	$5,553,236	$(9,237,693)	$13,013,025

	Condensed Consolidating Balance Sheet
	Jun. 29, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$276,713	$3,746,192	$2,184,522	$-	$6,207,427
Investment in subsidiaries	8,429,887	-	-	(8,429,887)	-
Plant and equipment, net	540,860	1,885,908	1,551,303	-	3,978,071
Other assets	325,045	534,713	1,618,691	-	2,478,449
Total assets	$9,572,505	$6,166,813	$5,354,516	$(8,429,887)	$12,663,947

Current liabilities	$664,366	$928,824	$2,156,092	$-	$3,749,282
Intercompany payables (receivables)	594,928	(1,003,219)	408,291	-	-
Long-term debt	2,606,612	10,422	22,952	-	2,639,986
Other liabilities	514,789	414,623	153,457	-	1,082,869
Shareholders’ equity	5,191,810	5,816,163	2,613,724	(8,429,887)	5,191,810
Total liabilities and shareholders’ equity	$9,572,505	$6,166,813	$5,354,516	$(8,429,887)	$12,663,947

	Condensed Consolidating Balance Sheet
	Dec. 29, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$188,879	$3,866,718	$2,104,188	$-	$6,159,785
Investment in subsidiaries	11,229,138	-	-	(11,229,138)	-
Plant and equipment, net	624,441	1,976,200	1,359,995	-	3,960,636
Other assets	341,243	531,376	1,478,262	-	2,350,881
Total assets	$12,383,701	$6,374,294	$4,942,445	$(11,229,138)	$12,471,302

Current liabilities	$680,130	$819,372	$1,987,915	$-	$3,487,417
Intercompany payables (receivables)	3,220,165	(3,626,887)	406,722	-	-
Long-term debt	2,758,493	25,898	24,899	-	2,809,290
Other liabilities	823,340	324,114	125,568	-	1,273,022
Shareholders’ equity	4,901,573	8,831,797	2,397,341	(11,229,138)	4,901,573
Total liabilities and shareholders’ equity	$12,383,701	$6,374,294	$4,942,445	$(11,229,138)	$12,471,302

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,364,410	$4,181,421	$(307,862)	$11,237,969
Cost of sales	-	6,001,215	3,579,665	(307,862)	9,273,018
Gross profit	-	1,363,195	601,756	-	1,964,951
Operating expenses	194,358	859,132	559,684	-	1,613,174
Operating income (loss)	(194,358)	504,063	42,072	-	351,777
Interest expense (income)	57,636	(25,981)	(1,871)	-	29,784
Other expense (income), net	(277)	(599)	(3,335)	-	(4,211)
Earnings (losses) before income taxes	(251,717)	530,643	47,278	-	326,204
Income tax (benefit) provision	(89,954)	188,400	16,923	-	115,369
Equity in earnings of subsidiaries	372,598	-	-	(372,598)	-
Net earnings	210,835	342,243	30,355	(372,598)	210,835
Other comprehensive income (loss)	(34,616)	-	(38,947)	38,947	(34,616)
Comprehensive income	$176,219	$342,243	$(8,592)	$(333,651)	$176,219

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 29, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,361,249	$3,706,570	$(270,929)	$10,796,890
Cost of sales	-	5,948,837	3,166,872	(270,929)	8,844,780
Gross profit	-	1,412,412	539,698	-	1,952,110
Operating expenses	194,206	884,463	490,790	-	1,569,459
Operating income (loss)	(194,206)	527,949	48,908	-	382,651
Interest expense (income)	72,564	(42,058)	1,736	-	32,242
Other expense (income), net	(2,294)	(537)	1,078	-	(1,753)
Earnings (losses) before income taxes	(264,476)	570,544	46,094	-	352,162
Income tax (benefit) provision	(97,835)	211,516	17,112	-	130,793
Equity in earnings of subsidiaries	388,010	-	-	(388,010)	-
Net earnings	221,369	359,028	28,982	(388,010)	221,369
Other comprehensive income (loss)	8,266	-	(8,771)	8,771	8,266
Comprehensive income	$229,635	$359,028	$20,211	$(379,239)	$229,635

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$15,110,423	$8,419,120	$(577,307)	$22,952,236
Cost of sales	-	12,270,081	7,229,024	(577,307)	18,921,798
Gross profit	-	2,840,342	1,190,096	-	4,030,438
Operating expenses	339,406	1,742,082	1,118,975	-	3,200,463
Operating income (loss)	(339,406)	1,098,260	71,121	-	829,975
Interest expense (income)	114,943	(49,418)	(5,213)	-	60,312
Other expense (income), net	(3,622)	(1,456)	(3,667)	-	(8,745)
Earnings (losses) before income taxes	(450,727)	1,149,134	80,001	-	778,408
Income tax (benefit) provision	(163,279)	416,282	28,980	-	281,983
Equity in earnings of subsidiaries	783,873	-	-	(783,873)	-
Net earnings	496,425	732,852	51,021	(783,873)	496,425
Other comprehensive income (loss)	520	-	(8,140)	8,140	520
Comprehensive income	$496,945	$732,852	$42,881	$(775,733)	$496,945

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 29, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$14,997,427	$7,411,242	$(524,863)	$21,883,806
Cost of sales	-	12,093,695	6,333,069	(524,863)	17,901,901
Gross profit	-	2,903,732	1,078,173	-	3,981,905
Operating expenses	347,344	1,798,549	974,579	-	3,120,472
Operating income (loss)	(347,344)	1,105,183	103,594	-	861,433
Interest expense (income)	142,176	(80,441)	1,375	-	63,110
Other expense (income), net	(2,613)	(1,241)	(376)	-	(4,230)
Earnings (losses) before income taxes	(486,907)	1,186,865	102,595	-	802,553
Income tax (benefit) provision	(178,726)	435,653	37,659	-	294,586
Equity in earnings of subsidiaries	816,148	-	-	(816,148)	-
Net earnings	507,967	751,212	64,936	(816,148)	507,967
Other comprehensive income (loss)	57,157	-	27,389	(27,389)	57,157
Comprehensive income	$565,124	$751,212	$92,325	$(843,537)	$565,124

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(264,033)	$655,981	$66,216	$458,164
Investing activities	(34,143)	(55,510)	(192,273)	(281,926)
Financing activities	(140,072)	(1,828)	2,509	(139,391)
Effect of exchange rates on cash	-	-	731	731
Intercompany activity	495,469	(603,994)	108,525	-
Net increase (decrease) in cash and cash equivalents	57,221	(5,351)	(14,292)	37,578
Cash and cash equivalents at the beginning of period	207,591	24,295	180,399	412,285
Cash and cash equivalents at the end of period	$264,812	$18,944	$166,107	$449,863

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 29, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(147,760)	$518,930	$15,615	$386,785
Investing activities	(59,121)	(99,832)	(311,650)	(470,603)
Financing activities	(319,069)	415	31,226	(287,428)
Effect of exchange rates on cash	-	-	3,184	3,184
Intercompany activity	176,983	(430,860)	253,877	-
Net increase (decrease) in cash and cash equivalents	(348,967)	(11,347)	(7,748)	(368,062)
Cash and cash equivalents at the beginning of period	471,107	34,478	183,282	688,867
Cash and cash equivalents at the end of period	$122,140	$23,131	$175,534	$320,805

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

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Other than free cash flow, any non-GAAP financial measure will be denoted as adjusted measures and exclude the impact from executive retirement plans restructuring, severance charges, merger costs associated with our pending US Foods, Inc. (US Foods) merger, change in estimate for self-insurance costs, facility closure charges and Business Transformation Project costs.  More information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

Highlights

The market environment in the first 26 weeks of fiscal 2014 was challenging for many of our customers, especially those in the casual dining restaurant segment.  The second quarter was also impacted by a shortened holiday shopping season and severe weather in several parts of the country.  Our sales growth was driven primarily by case volume growth, a portion of which was attributable to acquisitions closed in fiscal 2013.  Competitive pricing pressures and changes in customer mix resulted in lower levels of gross profit growth.  Our expense management performance was favorable and largely resulted from our Business Transformation initiatives, which helped drive our Broadline cost per case lower than in the first 26 weeks of fiscal 2013.

Comparisons of results from the second quarter of fiscal 2014 to the second quarter of fiscal 2013:

•	Sales increased 4.1%, or $0.4 billion, to $11.2 billion.
•	Operating income decreased 8.1%, or $30.9 million, to $351.8 million.
•	Adjusted operating income decreased 7.6%, or $37.0 million, to $448.6 million.
•	Net earnings decreased 4.8%, or $10.5 million, to $210.8 million.
•	Adjusted net earnings decreased 4.4%, or $12.7 million, to $273.4 million.
•	Basic and diluted earnings per share in the second quarter of fiscal 2014 were $0.36, a 5.3% decrease from the comparable prior year amounts of $0.38 per share.
•	Adjusted diluted earnings per share were $0.47 in the second quarter of fiscal 2014 and $0.49 in the second quarter of fiscal 2013, or a decrease of 4.1%.

Comparisons of results from the first 26 weeks of fiscal 2014 to the first 26 weeks of fiscal 2013:

•	Sales increased 4.9%, or $1.1 billion, to $23.0 billion.
•	Operating income decreased 3.7%, or $31.5 million, to $830.0 million.
•	Adjusted operating income decreased 5.0%, or $52.3 million, to $996.3 million.
•	Net earnings decreased 2.3%, or $11.5 million, to $496.4 million.
•	Adjusted net earnings decreased 3.8%, or $23.9 million, to $602.5 million.
•

Basic earnings per share in the first 26 weeks of fiscal 2014 were $0.85, a decrease of 1.2% from the comparable prior year amount of $0.86 per share.  Diluted earnings per share in the first 26 weeks of fiscal 2014 were $0.84, a 2.3% decrease from the comparable prior year period amount of $0.86 per share.

•	Adjusted diluted earnings per share were $1.02 in the first 26 weeks of fiscal 2014 and $1.06 in the first 26 weeks of fiscal 2013, or a decrease of 3.8%.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

In the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  This merger is currently pending a regulatory review process.

Trends and Strategy

Trends

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  Consumers continue to spend their disposable income in an increasingly disciplined manner.  We believe these conditions have contributed to a slow rate of recovery in the foodservice market.  While these trends can be cyclical in nature, greater consumer confidence will be required to reverse the trend.  According to industry sources, real sales growth for the total foodservice market in the U.S. is expected to be modest over the long-term.  We believe these industry trends reinforce the need for us to transform our business to reduce our overall cost structure and provide greater value to our customers.

Our gross margin performance has been influenced by multiple factors.  The modest level of growth in the foodservice market has created additional competitive pricing pressures which is in turn negatively impacting gross profits. Sales to our locally-managed customers, including independent restaurant customers, have not grown at the same rate as sales to our regional and national customers.  Gross margin from our regional and national customers is generally lower than other types of customers.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of valued added services we typically provide to this customer group.  As a result, our gross margins have declined.  We have implemented several short term action steps and longer term strategic initiatives to accelerate both our locally-managed sales and mitigate ongoing gross margin pressures.

We have experienced higher operating expenses this fiscal year as compared to fiscal 2013, stemming from higher case volumes, some of which is attributable to our acquired operations, partially offset by lower business transformation expenses and benefits from business transformation initiatives.  We have experienced a decrease in pay-related expenses in the selling and information technology areas due to initiatives from our Business Transformation Project.  Other areas of pay-related expense have increased primarily from acquired companies and within delivery areas of our business.  Our retirement-related expenses consist primarily of costs from our company-sponsored qualified pension plan (Retirement Plan), our Supplemental Executive Retirement Plan (SERP) and our defined contribution plan.  Our Retirement Plan was substantially frozen and the SERP was completely frozen in fiscal 2013, and our defined contribution plan was enhanced with greater benefits.  The net impact of these actions is a reduction in retirement-related costs for fiscal 2014 as compared to fiscal 2013.  We have incurred additional costs in connection with the proposed merger with US Foods in the second quarter of fiscal 2014 primarily from due diligence costs.  We anticipate incurring additional costs as we begin planning for integration of the two companies as well as other financing costs incurred in connection with the proposed merger.  The proposed merger is undergoing regulatory review by the Federal Trade Commission, which we expect to take between six to nine months.

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

The five strategies above are designed to drive sustainable profitable growth, increase asset optimization and free cash flow and increase operating margins.  Consistent with these three objectives, in the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  US Foods is a leading foodservice distributor in the United States that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following the completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas. At closing, Sysco is expected to have annual sales of approximately $65 billion and with successful integration, we believe at least $600 million in estimated annual synergies can be obtained in the combined company over a three to four year time period.  Expenses to achieve synergies are estimated to be $700 million to $800 million to occur over a three year time frame once the acquisition has closed.  We anticipate some level of capital expenditures however amounts have not been estimated at this time.  Sysco has agreed to pay approximately $3.5 billion for the equity of US Foods, comprising $3 billion of Sysco common stock and $500 million of cash. As part of the transaction, we will also assume or refinance US Foods' net debt, which was approximately $4.7 billion, bringing the total enterprise value to $8.2 billion. The values noted above are as of the time of the merger agreement was announced in December 2013; the value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  We have secured a fully committed bridge financing and expect to issue permanent financing prior to closing.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13%, of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission, which will likely take between six to nine months.  We expect the transaction to close in the first quarter of fiscal 2015.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled that would be recognized as an expense.

Business Transformation Project

Our multi-year Business Transformation Project consists of several initiatives including:

•

the design and deployment of an enterprise resource planning (ERP) system to implement an integrated software system to support a majority of our business processes and further streamline our operations;

•	initiatives to lower our operating cost structure; and
•	a category management initiative to use market data and customer insights to lower product pricing and enhance our product assortment to drive sales growth.

With respect to our ERP system, we successfully installed a major scheduled update to the system and deployed the system to one additional location in the first 26 weeks of fiscal 2014.  We have deployed the system to two additional locations in January 2014 and an update to further improve system stability and scalability will be implemented in February 2014.  Depending on the success of these actions, we would expect to deploy the system to two additional locations by the end of the fiscal year.  A larger scale deployment schedule will be defined at a later date.  We have experienced greater capitalization of costs incurred to develop system improvements and believe our capital spending for fiscal 2014 will now be in the range of $30 million to $40 million.

We are seeking to lower our operating cost structure through various initiatives.  These include efforts to increase our productivity in the warehouse and delivery activities including fleet management and maintenance activities.  It also involves improving sales productivity and reducing general and administrative expenses, partially through aligning compensation and benefit plans.  Efforts from our cost transformation initiatives in fiscal 2013 continue to benefit fiscal 2014.  Our fiscal 2014 initiatives include items in our delivery and warehouse operations such as route optimization, warehouse and delivery scorecards to track performance and enhance accountability, consolidated procurement of parts and forklift equipment and optimizing our fleet.

Our category management initiative is designed to lower our total product costs and to align our product assortment with customer demand.  We are using market data and customer insights to make changes to our product assortment while building strategic partnerships with our suppliers to grow our sales and our suppliers’ sales.  We believe there are opportunities to more effectively provide the products that our customers want, commit to greater volumes with our suppliers and create mutual benefits for all parties.  We believe that procuring greater quantities with select vendors will result in reduced prices for our product purchases.  We launched sales to our customers for the majority of the categories in wave one and expect wave two categories to launch during the last 26 weeks of fiscal 2014.  We continue to believe this initiative will provide benefits to our customers and savings for us over the next few years.

 Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.5	81.9	82.4	81.8
Gross margin	17.5	18.1	17.6	18.2
Operating expenses	14.4	14.5	14.0	14.3
Operating income	3.1	3.6	3.6	3.9
Interest expense	0.2	0.3	0.2	0.3
Other expense (income), net	(0.0)	(0.0)	(0.0)	(0.0)
Earnings before income taxes	2.9	3.3	3.4	3.6
Income taxes	1.0	1.2	1.2	1.3
Net earnings	1.9%	2.1%	2.2%	2.3%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period	26-Week Period

Sales	4.1%	4.9%
Cost of sales	4.8	5.7
Gross margin	0.7	1.2
Operating expenses	2.8	2.6
Operating income	(8.1)	(3.7)
Interest expense	(7.6)	(4.4)
Other expense (income), net	140.2 (1)	106.7 (2)
Earnings before income taxes	(7.4)	(3.0)
Income taxes	(11.8)	(4.3)
Net earnings	(4.8)%	(2.3)%

Basic earnings per share	(5.3)%	(1.2)%
Diluted earnings per share	(5.3)	(2.3)

Average shares outstanding	(0.5)	(0.3)
Diluted shares outstanding	(0.3)	(0.1)

(1)	Other expense (income), net was income of $4.2 million in the second quarter of fiscal 2014 and $1.8 million in the second quarter of fiscal 2013.
(2)	Other expense (income), net was income of $8.7 million in the first 26 weeks of fiscal 2014 and $4.2 million in the first 26 weeks of fiscal 2013.

Sales

Sales were 4.1% higher in the second quarter and 4.9% higher in the first 26 weeks of fiscal 2014 than in the comparable period of the prior year.  Sales for both periods of fiscal 2014 increased as a result of sales from acquisitions that occurred within the last 12 months, case volume growth and product cost inflation and the resulting increase in selling prices.  Our sales growth slowed in the final month of the second quarter of fiscal 2014.  A shortened holiday shopping season and severe weather in several areas of the United States reduced restaurant traffic, especially in the casual dining segment.  This trend in turn negatively influenced our sales growth.  Sales growth in the early part of our third quarter of fiscal 2014 has continued at a lower rate as severe weather has continued to impact several areas that we serve.  Our sales growth in both periods of fiscal 2014 was greater with our regional and national customers as compared to sales growth with our locally-managed customers.  We believe our locally-managed customer growth has been negatively influenced by market conditions including the impact of lower consumer spend.  We are seeing stronger growth in our locally-managed customers in our Southwest market, while underlying market conditions are difficult in our Northeast and Mideast markets.  Case volumes including acquisitions within the last 12 months grew approximately 4.3% in the second quarter and 4.2% in the first 26 weeks of fiscal 2014.  Case volumes excluding acquisitions within the last 12 months grew approximately 2.7% in the second quarter and 2.2% in the first 26 weeks of fiscal 2014.  Our case volumes represent our results from our Broadline and SYGMA segments combined.  Sales from acquisitions within the last 12 months favorably impacted sales by 1.9% for both the second quarter and first 26 weeks of fiscal 2014.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 0.8% during the second quarter and 1.4% for the first 26 weeks of fiscal 2014. The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.6% in the second quarter of fiscal 2014 and 0.5% in first 26 weeks of fiscal 2014.

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

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 28, 2013	13-Week Period Ended Dec. 29, 2012	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$1,964,951	$1,952,110	$12,841	0.7%
Operating expenses	1,613,174	1,569,459	43,715	2.8
Operating income	$351,777	$382,651	$(30,874)	(8.1)%

Gross profit	$1,964,951	$1,952,110	$12,841	0.7%
Adjusted operating expenses (Non-GAAP)	1,516,329	1,466,446	49,883	3.4
Adjusted operating income (Non-GAAP)	$448,622	$485,664	$(37,042)	(7.6)%

	26-Week Period Ended Dec. 28, 2013	26-Week Period Ended Dec. 29, 2012	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands)
Gross profit	$4,030,438	$3,981,905	$48,533	1.2%
Operating expenses	3,200,463	3,120,472	79,991	2.6
Operating income	$829,975	$861,433	$(31,458)	(3.7)%

Gross profit	$4,030,438	$3,981,905	$48,533	1.2%
Adjusted operating expenses (Non-GAAP)	3,034,154	2,933,312	100,842	3.4
Adjusted operating income (Non-GAAP)	$996,284	$1,048,593	$(52,309)	(5.0)%

Operating income for the second quarter and first 26 weeks of fiscal 2014 was lower than the comparable periods of fiscal 2013 primarily from a lower rate of growth in our gross profit, increased expenses from our acquired operations, expenses attributable to volume growth and a change in estimate of our self-insurance accruals, partially offset by lower Business Transformation expenses and lower retirement related expenses.  Adjusted operating income for the second quarter and first 26 weeks of fiscal 2014 was lower than the comparable periods of fiscal 2013 primarily from a lower rate of growth in our gross profits, increased expenses from acquired operations and expenses attributable to volume growth.  As a percentage of sales, we experienced favorable expense management partially from benefits from our business transformation initiatives.

Gross profit dollars increased in the second quarter and first 26 weeks of fiscal 2014 as compared to the second quarter and first 26 weeks of fiscal 2013 primarily due to increased sales volumes.  Gross margin, which is gross profit as a percentage of sales, was 17.48% in the second quarter of fiscal 2014, a decline of 60 basis points from the gross margin of 18.08% in the second quarter of fiscal 2013.  Gross margin was 17.56% in the first 26 weeks of fiscal 2014, a decline of 64 basis points from the gross margin of 18.20% in the first 26 weeks of fiscal 2013.  This decline in gross margin was partially the result of increased competition resulting from a slow-growth market and increased sales to lower margin regional and national customers.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of valued added services we typically provide to this customer group.  If sales from our locally-managed customers do not grow at the same rate as sales from these regional and national customers, our gross margins may continue to decline.

Operating expenses for the second quarter and first 26 weeks of fiscal 2014 increased 2.8%, or $43.7 million, and 2.6%, or $80.0 million, over the comparable prior year periods, respectively, primarily due to increased expenses from our acquired operations, expenses attributable to volume growth and a change in estimate of our self-insurance accruals, partially offset by lower Business Transformation expenses, lower retirement related expenses and benefits from Business Transformation initiatives.  We also experienced increased depreciation and amortization expense and costs associated with the US Foods merger which totaled $4.3 million in the second quarter of fiscal 2014.  Adjusted operating expenses increased 3.4%, or $49.9 million, in the second quarter of fiscal 2014 over the comparable prior year period.  Adjusted operating expenses increased 3.4% or $100.8 million, in the first 26 weeks of fiscal 2014 over the comparable prior year period primarily due to increased expenses from our acquired operations.  We believe favorable expense management, partially from our Business Transformation initiatives, helped to keep our operating expense increases from being greater.

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs.  The amounts in excess of the self-insured levels are fully insured by third party insurers.  Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.  In the second quarter of fiscal 2014, based on the historical trends of increased costs primarily attributable to our worker’s compensation claims, we increased our estimates of our self-insurance reserve to a higher point in an estimated range of liability as opposed to our past position at the lower end of the range. This resulted in a charge of $23.8 million in the second quarter of fiscal 2014.

Pay-related expenses, excluding labor costs associated with our Business Transformation Project and retirement-related expenses, increased by $10.5 million in the second quarter and $3.1 million in the first 26 weeks of fiscal 2014 over the comparable prior year periods.  Benefits from our Business Transformation initiatives have helped in lowering the rate of growth in these expenses.  The increases experienced were primarily due to costs from companies acquired in the last 12 months as well as increased delivery and warehouse compensation, partially attributable to case growth.  These increases were partially offset by reduced pay-related expenses as a result of our Business Transformation initiatives in our sales and information technology areas.  During fiscal 2013, we streamlined our sales management organization and modified marketing associate compensation plans.  Also in fiscal 2013, we restructured our information technology department which reduced headcount in this area.  Lower provisions for management incentive plans also contributed to the decline in pay-related expenses.

Depreciation and amortization expense increased by $8.5 million in the second quarter and $21.6 million in the first 26 weeks of fiscal 2014 over the comparable prior year periods.  The increase in amortization expenses related to our Business Transformation Project is described below.  The remaining increase of $7.6 million in the second quarter and $15.6 million in the first 26 weeks of fiscal 2014 was primarily related to amortization of acquisition-related intangibles and assets that were not placed in service in the second quarter and first 26 weeks of fiscal 2013 that were in service in the second quarter and first 26 weeks of fiscal 2014, primarily fleet.

Our retirement-related expenses consist primarily of costs from our Retirement Plan, SERP and our defined contribution plan.  As a part of our Business Transformation initiatives, our Retirement Plan was substantially frozen and the SERP was completely frozen in fiscal 2013, and our defined contribution plan was enhanced with greater benefits.  The net impact in the second quarter of fiscal 2014 of our retirement-related expenses as compared to the second quarter of fiscal 2013 was a decrease of $20.0 million, consisting of a $40.1 million decrease in our net company-sponsored pension costs and approximately $3.6 million for other costs, partially offset by $23.7 million of increased costs from the defined contribution plan.   The net impact in the first 26 weeks of fiscal 2014 of our retirement-related expenses as compared to the first 26 weeks of fiscal 2013 was a decrease of $28.7 million, consisting of a $72.0 million decrease in our net company-sponsored pension costs and approximately $3.9 million for other costs, partially offset by $47.2 million increased costs from the defined contribution plan. We expect our retirement-related expenses in fiscal 2014 as compared to fiscal 2013 will decrease in the range of $75 million to $85 million primarily from reduced pension expenses, partially offset by increased defined contribution plan expenses.  A greater portion of the decrease will occur in the second half of fiscal 2014 due to operation of our enhanced, defined contribution plan for a one-year period.  Excluding $21 million of restructuring charges taken in fiscal 2013, the decrease in fiscal 2014 is expected to be $50 million to $60 million.

Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $63.4 million in the second quarter of fiscal 2014 and $81.4 million in the second quarter of fiscal 2013, representing a decrease of $17.9 million.  Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $130.0 million in the first 26 weeks of fiscal 2014 and $159.0 million in the first 26 weeks of fiscal 2013, representing a decrease of $29.0 million.  The decrease in the second quarter and first 26 weeks of fiscal 2014 resulted from an increased level of capitalization on amounts spent for system improvements to enhance stability and scalability.  We also experienced a reduced level of spend with consultants as compared to the comparable period in fiscal 2013.  The decrease in the first 26 weeks was partially offset by an increase in depreciation and amortization expense related to the Business Transformation Project of $5.9 million in the first 26 weeks of fiscal 2014 over the first 26 weeks of fiscal 2013.  Amortization commenced in August of fiscal 2013; therefore, the first 26 weeks of fiscal 2013 only included five months of amortization expense.  As deployments resume in the second quarter of fiscal 2014 and the remainder of the fiscal year, we anticipate that total project expenses for fiscal 2014 will be similar to fiscal 2013.  As a result, we expect these expenses to be in the range of $300 million to $350 million for fiscal 2014 with a greater likelihood of being at the lower end of that range.

Operating expense on a cost per case basis for our Broadline companies decreased $0.11 and $0.10 per case as compared to the second quarter and first 26 weeks of fiscal 2013, respectively, primarily from reduced pay-related expenses from our sales and information technology areas, lower retirement-related expenses, partially offset by increased costs from delivery pay-related expenses.  We do not anticipate maintaining this rate of improvement for the second half of the year due to timing of implementing certain initiatives begun in fiscal 2013.  We expect to meet or exceed our goal to reduce our Broadline companies cost per case in fiscal 2014 as compared to fiscal 2013 by approximately $0.05 per case.

Net Earnings

Net earnings decreased 4.8% in the second quarter and 2.3% in the first 26 weeks of fiscal 2014 from the comparable periods of the prior year due primarily to the changes in operating income discussed above.  Adjusted net earnings decreased 4.4% and 3.8% during the same periods.

The effective tax rate for the second quarter of fiscal 2014 of 35.37% was favorably impacted by the recording of $4.3 million of net tax benefit related to various federal and state uncertain tax positions and $2.1 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the second quarter of fiscal 2013 of 37.14% was favorably impacted by the recording of $1.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  This favorable impact was nearly offset by the recording of $1.6 million in net tax expense related to various federal and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the first 26 weeks of fiscal 2014 of 36.23% was favorably impacted by the recording of $3.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and $3.5 million of net tax benefit related to various federal and state uncertain tax positions.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

Earnings Per Share

Basic and diluted earnings per share in the second quarter of fiscal 2014 were $0.36, a 5.3% decrease from the comparable prior period amount of $0.38 per share.  Adjusted diluted earnings per share in the second quarter of fiscal 2014 were $0.47 a 4.1% decrease from the comparable prior period amount of $0.49 per share.  These results were primarily from the factors discussed above related to net earnings.

Basic earnings per share in the first 26 weeks of fiscal 2014 were $0.85, a 1.2% decrease from the comparable prior year period amount of $0.86 per share.  Diluted earnings per share in the first 26 weeks of fiscal 2014 were $0.84, a 2.3% decrease from the comparable prior year period amount of $0.86 per share.  Adjusted diluted earnings per share were $1.02 in the first 26 weeks of fiscal 2014 and $1.06 in the first 26 weeks of fiscal 2013, or a decrease of 3.8%.  These decreases were primarily the result of the factors discussed above related to net earnings.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from charges from the executive retirement plans restructuring, multiemployer pension plans (MEPP), severance, merger costs, changes in estimates of self insurance, facility closure charges and our multi-year Business Transformation Project (BTP).  Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of these charges provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes.  These financial measures should not be used as a substitute in assessing the company’s results of operations for periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  As a result, in the table below, each period presented is adjusted to remove the costs described above.  In the tables below, individual components of diluted earnings per share may not add to the total presented due to rounding.  Adjusted  diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Dec. 28, 2013	13-Week Period Ended Dec. 29, 2012	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,613,174	$1,569,459	$43,715	2.8%
Impact of restructuring executive retirement plans	(1,035)	(12,163)	11,128	(91.5)
Impact of MEPP charge	(1,451)	(2,457)	1,006	(40.9)
Impact of severance charge	(2,014)	(5,669)	3,655	(64.5)
Impact of US foods merger costs	(4,352)	-	(4,352)
Impact of change in estimate of self insurance	(23,841)	-	(23,841)
Impact of facility closure charges	(736)	(1,362)	626	(46.0)
Impact of BTP costs	(63,416)	(81,362)	17,946	(22.1)
Adjusted operating expenses (Non-GAAP)	$1,516,329	$1,466,446	$49,883	3.4%

Operating Income (GAAP)	$351,777	$382,651	$(30,874)	(8.1)%
Impact of restructuring executive retirement plans	1,035	12,163	(11,128)	(91.5)
Impact of MEPP charge	1,451	2,457	(1,006)	(40.9)
Impact of severance charge	2,014	5,669	(3,655)	(64.5)
Impact of US foods merger costs	4,352	-	4,352
Impact of change in estimate of self insurance	23,841	-	23,841
Impact of facility closure charges	736	1,362	(626)	(46.0)
Impact of BTP costs	63,416	81,362	(17,946)	(22.1)
Adjusted operating income (Non-GAAP)	$448,622	$485,664	$(37,042)	(7.6)%

Net earnings (GAAP)	$210,835	$221,369	$(10,534)	(4.8)%
Impact of restructuring executive retirement plans (net of tax) (1)	669	7,646	(6,977)	(91.3)
Impact of MEPP charge (net of tax) (1)	938	1,544	(606)	(39.2)
Impact of severance charge (net of tax) (1)	1,302	3,564	(2,262)	(63.5)
Impact of US foods merger costs (net of tax) (1)	2,813	-	2,813
Impact of change in estimate of self Insurance (net of tax) (1)	15,408	-	15,408
Impact of facility closure charges (net of tax) (1)	476	856	(380)	(44.4)
Impact of BTP costs (net of tax) (1)	40,986	51,144	(10,158)	(19.9)
Adjusted net earnings (Non-GAAP)	$273,427	$286,123	$(12,696)	(4.4)%

Diluted earnings per share (GAAP)	$0.36	$0.38	$(0.02)	(5.3)%
Impact of restructuring executive retirement plans	-	0.01	(0.01)	(100.0)
Impact of MEPP charge	-	-	-
Impact of severance charge	-	0.01	(0.01)	(100.0)
Impact of US foods merger costs	-	-	-
Impact of change in estimate of self insurance	0.03	-	0.03
Impact of facility closure charges	-	-	-
Impact of BTP costs	0.07	0.09	(0.02)	(22.2)
Adjusted diluted earnings per share (Non-GAAP)	$0.47	$0.49	$(0.02)	(4.1)%

Diluted shares outstanding	587,926,287	589,751,933

(1)

The aggregate tax impact of adjustments for the executive retirement plans restructuring, severance charges, facility closure charges and Business Transformation Project costs was $34.3 million and $38.3 million for the second quarter of fiscal 2014 and fiscal 2013, respectively.  Amounts are calculated by multiplying the operating income impact of each item by each quarter's effective tax rate.

	26-Week Period Ended Dec. 28, 2013	26-Week Period Ended Dec. 29, 2012	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$3,200,463	$3,120,472	$79,991	2.6%
Impact of restructuring executive retirement plans	(1,550)	(12,163)	10,613	(87.3)
Impact of MEPP charge	(1,451)	(2,457)	1,006	(40.9)
Impact of severance charge	(3,596)	(11,746)	8,150	(69.4)
Impact of US foods merger costs	(4,352)	-	(4,352)
Impact of change in estimate of self insurance	(23,841)	-	(23,841)
Impact of facility closure charges	(1,475)	(1,750)	275	(15.7)
Impact of BTP costs	(130,044)	(159,044)	29,000	(18.2)
Adjusted operating expenses (Non-GAAP)	$3,034,154	$2,933,312	$100,842	3.4%

Operating Income (GAAP)	$829,975	$861,433	$(31,458)	(3.7)%
Impact of restructuring executive retirement plans	1,550	12,163	(10,613)	(87.3)
Impact of MEPP charge	1,451	2,457	(1,006)	(40.9)
Impact of severance charge	3,596	11,746	(8,150)	(69.4)
Impact of US foods merger costs	4,352	-	4,352
Impact of change in estimate of self insurance	23,841	-	23,841
Impact of facility closure charges	1,475	1,750	(275)	(15.7)
Impact of BTP costs	130,044	159,044	(29,000)	(18.2)
Adjusted operating income (Non-GAAP)	$996,284	$1,048,593	$(52,309)	(5.0)%

Net earnings (GAAP)	$496,425	$507,967	$(11,542)	(2.3)%
Impact of restructuring executive retirement plans (net of tax) (1)	988	7,698	(6,710)	(87.2)
Impact of MEPP charge (net of tax) (1)	925	1,555	(630)	(40.5)
Impact of severance charge (net of tax) (1)	2,293	7,434	(5,141)	(69.2)
Impact of US foods merger costs (net of tax) (1)	2,775	-	2,775
Impact of change in estimate of self Insurance (net of tax) (1)	15,203	-	15,203
Impact of facility closure charges (net of tax) (1)	941	1,108	(167)	(15.1)
Impact of BTP costs (net of tax) (1)	82,929	100,659	(17,730)	(17.6)
Adjusted net earnings (Non-GAAP)	$602,479	$626,421	$(23,942)	(3.8)%

Diluted earnings per share (GAAP)	$0.84	$0.86	$(0.02)	(2.3)%
Impact of restructuring executive retirement plans	-	0.01	(0.01)	(100.0)
Impact of MEPP charge	-	-	-
Impact of severance charge	-	0.01	(0.01)	(100.0)
Impact of US foods merger costs	-	-	-
Impact of change in estimate of self insurance	0.03	-	0.03
Impact of facility closure charges	-	-	-
Impact of BTP costs	0.14	0.17	(0.03)	(17.6)
Adjusted diluted earnings per share (Non-GAAP)	$1.02	$1.06	$(0.04)	(3.8)%

Diluted shares outstanding	589,516,342	590,130,537

(1)

The aggregate tax impact of adjustments for the executive retirement plans restructuring, severance charges, facility closure charges and Business Transformation Project costs was $60.3 million and $68.7 million for the first 26 weeks of fiscal 2014 and fiscal 2013, respectively.  Amounts are calculated by multiplying the operating income impact of each item by each quarter's effective tax rate.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 14,  “Business Segment Information”:

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period		26-Week Period
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012
Broadline	6.2%	6.6%	6.5%	6.9%
SYGMA	0.7	1.0	0.6	0.9
Other	2.9	3.1	3.0	3.2

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 14,  “Business Segment Information”:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	3.4%	(3.2)%	4.4%	(0.5)%
SYGMA	8.8	(24.0)	8.0	(27.3)
Other	5.4	(2.9)	6.6	(1.0)

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses and adjustments of $240.0 million and $447.4 million in the second quarter and first 26 weeks of fiscal 2014, as compared to $231.5 million and $430.0 million in the second quarter and first 26 weeks of fiscal 2013,  that is not charged to our segments.  This information should be read in conjunction with Note 14, “Business Segment Information”:

	Components of Segment Results
	13-Week Period Ended
	Dec. 28, 2013		Dec. 29, 2012
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	80.8%	94.9%	81.3%	94.5%
SYGMA	13.7	1.7	13.1	2.2
Other	6.2	3.4	6.1	3.3
Intersegment sales	(0.7)	-	(0.5)	-
Total	100.0%	100.0%	100.0%	100.0%

	Components of Segment Results
	26-Week Period Ended
	Dec. 28, 2013		Dec. 29, 2012
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.2%	95.2%	81.5%	94.7%
SYGMA	13.3	1.5	12.9	2.0
Other	6.1	3.3	6.0	3.3
Intersegment sales	(0.6)	-	(0.5)	-
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s U.S., Canadian, Caribbean and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first 26 weeks of fiscal 2014, the Broadline operating results represented approximately 81.2% of Sysco’s overall sales and 95.2% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses.

Sales

Sales were 3.4% higher in the second quarter and 4.4% greater in the first 26 weeks of fiscal 2014 than in the comparable period of the prior year.  Sales for the second quarter and first 26 weeks of fiscal 2014 increased as a result of sales from acquisitions that occurred within the last 12 months, case volume growth and product cost inflation and the resulting increase in selling prices.  Our sales growth began to slow in the final month of the second quarter of fiscal 2014.  A shortened holiday shopping season and severe weather in several areas of the United States reduced restaurant traffic, especially in the casual dining segment.  These in turn negatively influence our sales growth.  Sales growth in the early part of our third quarter of fiscal 2014 has continued at a lower rate as severe weather has continued to impact several areas that we serve.  Our sales growth in both periods of fiscal 2014 was greater with our regional and national customers as compared to sales growth with our locally-managed customers.  We believe our locally-managed customer sales growth has been negatively influenced by lower consumer sentiment.  We are seeing stronger growth in our locally-managed customers in our Southwest market, while underlying market conditions are difficult in our Northeast and Mideast markets.  Sales from acquisitions within the last 12 months favorably impacted sales by 2.3% for both the second quarter and first 26 weeks of fiscal 2014.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 0.5% for the second quarter and 1.3% for the first 26 weeks of fiscal 2014.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.7% in both the second quarter and first 26 weeks of fiscal 2014.

Operating Income

Operating income decreased by 3.2% in the second quarter and 0.5% in the first 26 weeks of fiscal 2014 over the comparable prior year periods driven by lower rates of growth in our gross profits, increased expenses from our acquired operations and expenses attributable to volume growth.  As a percentage of sales, we experienced favorable expense management partially from benefits from our business transformation initiatives.

Gross profit dollars increased in the first quarter and first 26 weeks of fiscal 2014 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales.  This decline in gross margin was partially the result of increased competition resulting from a slow-growth market and increased sales to lower margin regional and national customers.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of valued added services we typically provide to this customer group.  If sales from our locally-managed customers do not grow at the same rate as sales from these regional and national customers, our gross margins may continue to decline.

Operating expenses for the Broadline segment increased in the second quarter and first 26 weeks of fiscal 2014 as compared to the second quarter and first 26 weeks of fiscal 2013.  The expense increases in fiscal 2014 were driven largely by expenses from acquired operations, expenses attributable to volume growth and increased depreciation and amortization expense.  Pay-related expenses increased primarily from added costs from companies acquired in the last 12 months as well as increased delivery compensation, partially attributable to case growth.  Depreciation and amortization increased primarily from assets that were not placed in service in the second quarter and first 26 weeks of fiscal 2014 that were in service in the second quarter and first 26 weeks of fiscal 2014, primarily from fleet.   These increases were partially offset by reduced sales and information technology pay-related expenses.  Retirement-related costs decreased primarily from the plan freezes that occurred in fiscal 2013.  Our expense on a cost per case basis decreased as compared to the second quarter and first 26 weeks of fiscal 2013 primarily from reduced pay-related expenses from our sales and information technology areas, lower retirement-related expenses, partially offset by increased costs from delivery and warehouse pay-related expenses.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 8.8% greater in the second quarter and 8.0% greater in the first 26 weeks of fiscal 2014 than in the second quarter and first 26 weeks of fiscal 2013.  The increase was primarily due to new customers.  Other contributors to the increase were product cost inflation and the resulting increase in selling prices and case volume increases from existing customers.

Operating Income

Operating income decreased by 24.0% in the second quarter and 27.3% in the first 26 weeks of fiscal 2014 from the second quarter and first 26 weeks of fiscal 2013.  Gross profit dollars increased 3.3% while operating expenses increased 6.9% in the second quarter of fiscal 2014 over the second quarter of fiscal 2013.  Gross profit dollars increased 2.2% while operating expenses increased 5.8% in the first 26 weeks of fiscal 2014 over the first 26 weeks of fiscal 2013.  Gross profit dollar growth was lower than sales growth primarily due to reduced fuel surcharges.  Operating expenses increased in fiscal 2014 largely due to increased delivery costs including pay-related expenses.  Also contributing to the increase in expense were startup costs related to new customers and expenses incurred in preparation of a facility consolidation.

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

Operating income decreased 2.9% in the second quarter and 1.0% in the first 26 weeks of fiscal 2014 over the second quarter and first 26 weeks of fiscal 2013.  The decrease in operating income was primarily driven by startup costs from our Sysco Ventures operations, partially offset by increased earnings from our specialty produce and lodging industry products segments.  Additionally, retirement-related expenses were greater for these companies as our enhanced defined contribution plan became effective January 1, 2013, and some of these operations were not a part of prior benefit plans.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 26 weeks of fiscal 2014 to the first 26 weeks of fiscal 2013:

•	Cash flows from operations were $458.2 million this year compared to $386.8 million last year.
•	Capital expenditures totaled $270.4 million this year compared to $261.6 million last year.
•	Free cash flow was $211.2 million this year compared to $128.4 million last year (See Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash used for acquisition of businesses was $22.5 million this year compared to $194.2 million last year.
•	Net bank borrowings were $304.5 million this year compared to $48.1 million last year.
•	Proceeds from exercises of share-based compensation awards were $160.4 million this year compared to $90.9 million last year.
•	Treasury stock purchases were $266.6 million this year compared to $143.5 million last year.
•	Dividends paid were $328.3 million this year compared to $315.9 million last year.

Sources and Uses of Cash

Sysco’s strategic objectives include continuous investment in our business; these investments are funded by a combination of cash from operations and access to capital from financial markets.  Our operations historically have produced significant cash flow.  Cash generated from operations is currently generally allocated to:

•	working capital requirements;
•	investments in facilities, systems, fleet, other equipment and technology;
•	return of capital to shareholders, including cash dividends and share repurchases;
•	acquisitions compatible with our overall growth strategy;
•	contributions to our various retirement plans; and
•	debt repayments.

Any remaining cash generated from operations may be invested in high-quality, short-term instruments.  As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure.  Any transactions resulting from these evaluations may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability. In the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  Sysco has agreed to pay approximately $3.5 billion for the equity of US Foods, comprising $3 billion of Sysco common stock and $500 million of cash. As part of the transaction, we will also assume or refinance US Foods' net debt, which is currently approximately $4.7 billion, bringing the total enterprise value to $8.2 billion.  The values noted above are as of the time of the merger agreement was announced in December 2013; the value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  We have secured a fully committed bridge financing and expect to issue permanent financing prior to closing.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13%, of Sysco.  This merger is currently pending a regulatory review process by the Federal Trade Commission, which will likely take between six to nine months.  We expect the transaction to close in the first quarter of fiscal 2015.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

We continue to generate substantial cash flows from operations and remain in a strong financial position, however our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.   Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and impacted our cash flows from operations.  Competitive pressures in a low growth environment have also lowered our gross margins, which in turn have caused our cash flows from operations to decrease.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.  As of December 28, 2013, we had $449.9 million in cash and cash equivalents, approximately 24% of which was held by our international subsidiaries generated from our earnings from international operations.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

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

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.  We believe our cash flows from operations will improve over the long-term due to benefits from our Business Transformation Project, initiatives to improve our working capital management and cash flows from the operations of US Foods once acquired.

Cash Flows

Operating Activities

We generated $458.2 million in cash flow from operations in the first 26 weeks of fiscal 2014, as compared to $386.8 million in the first 26 weeks of fiscal 2013.  This increase of $71.4 million or 18.5%, was largely attributable to a favorable comparison on working capital.   Also contributing to the increase in cash flow from operations were reduced tax payments, partially attributable to nonrecurring payments that were applicable in fiscal 2013, and an increase in non-cash depreciation and amortization.  Partially offsetting these favorable comparisons were greater payments for multiemployer pension withdrawal payments and a negative comparison on pension expense and contributions due to lower pension expense in the first 26 weeks of fiscal 2014 as compared to the first 26 weeks of fiscal 2013.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a favorable comparison of $140.4 million on the comparison of cash flow from operations for the first 26 weeks of fiscal 2014 to the first 26 weeks of fiscal 2013.  The greatest impact resulted from the favorable comparison on inventories.  Both periods were affected by increases in accounts receivable and inventory.  Due to normal seasonal patterns, sales were slower during the last month of the second quarter as compared to the last month of the fiscal year, and sales to multi-unit customers and school districts represented a larger percentage of our sales at the end of each first 26 week period as compared to the end of each prior fiscal year.  Payment terms for these types of customers are traditionally longer than average.  Historically, we have experienced elevated inventory levels during the holiday period that occurs at the end of the second quarter.  Sales in the last weeks of the quarter are at lower volumes due to the holiday period, causing an increase in inventory levels.  In addition, purchasing levels are typically increased at the end of the quarter in anticipation of increased sales volumes from the re-opening of schools after the holiday period. The change in accounts payable in both periods was affected by the factors discussed above, including the slower sales in the last month of the quarter and the increase in inventory levels.  However, the year-over-year impact of the change in accounts receivable, inventories and accounts payable is favorable to cash flow from operations due to working capital improvements.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2014 primarily included facility replacements and expansions, fleet and warehouse equipment.

During the first 26 weeks of fiscal 2014, in the aggregate, we paid cash of $22.5 million for acquisitions made during fiscal 2014.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash including dividend payments, share repurchases and acquisitions.  We do not mean to imply that free cash flow is necessarily available for discretionary expenditures, however, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of increased cash provided by operating activities and increased proceeds from sales of plant and equipment, partially offset by increased capital spending, free cash flow for the first 26 weeks of fiscal 2014 increased 64.4%, or $82.8 million, to $211.2 million as compared to the first 26 weeks of fiscal 2013.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	26-Week Period Ended Dec. 28, 2013	26-Week Period Ended Dec. 29, 2012	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$458,164	$386,785	$71,379	18.5%
Additions to plant and equipment	(270,432)	(261,576)	(8,856)	(3.4)
Proceeds from sales of plant and equipment	23,480	3,229	20,251	627.2
Free Cash Flow (Non-GAAP)	$211,212	$128,438	$82,774	64.4%

Financing Activities

 Equity Transactions

Proceeds from exercises of share-based compensation awards were $160.4 million in the first 26 weeks of fiscal 2014, as compared to $90.9 million in the first 26 weeks of fiscal 2013.  The increase in proceeds in the first 26 weeks of fiscal 2014 was due to an increase in the number of options exercised in this period, as compared to the first 26 weeks of fiscal 2013.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

Shares repurchased during the first 26 weeks of fiscal 2014 were 8,225,000 shares at a cost of $266.6 million, as compared to 4,675,200 shares at a cost of $143.5 million in the first 26 weeks of fiscal 2013.  In August 2013, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $720 million.  The authorization expires on August 23, 2015.  There were no additional shares repurchased through January 25, 2014, resulting in a remaining authorization by our Board of Directors to repurchase up to 13,489,197 shares, based on the trades made through that date.  Our share repurchase strategy is to purchase enough shares to keep our average shares outstanding relatively constant over time.  We chose to repurchase more shares in the first 26 weeks of fiscal 2014, primarily in the first quarter, in anticipation of future stock option exercises.  The number of shares we repurchase, if any, in the remainder of fiscal 2014 will be dependent on many factors, including the level of future stock option exercises as well as competing uses for available cash.

Dividends paid in the first 26 weeks of fiscal 2014 were $328.3 million, or $0.56 per share, as compared to $315.9 million, or $0.54 per share, in the first 26 weeks of fiscal 2013.  In November 2013, we declared our regular quarterly dividend for the third quarter of fiscal 2014 of $0.29 per share, which was paid in January 2014.

Debt Activity and Borrowing Availability

We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding as of December 28, 2013.  There were no borrowings outstanding as of January 25, 2014.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The original facility in the amount of $1,000.0 million expires on December 29, 2016, and the extended facility in the amount of $925.0 million expires on December 29, 2017, but is subject to further extension.   There were $400.0 million of commercial paper issuances outstanding as of December 28, 2013.   As of January 25, 2014, commercial paper issuances outstanding were $369.7 million.  We utilize our commercial paper issuances for normal day-to-day operations which may cause outstanding issuances to vary.

During the 26 week period ended December 28, 2013, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $769.5 million.  During the first 26 weeks of fiscal 2014 and 2013, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.16% and 0.23%, respectively.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility, which provides for capital needs for the company’s European subsidiaries.  In September 2013, the facility was extended and increased to €100.0 million (Euro).  This facility provides for unsecured borrowings and expires September 24, 2014, but is subject to extension.  Outstanding borrowings under this facility were €42.0 million (Euro) as of December 28, 2013 and €42.0 million (Euro) as of January 25, 2014.

Included in current maturities of long-term debt as December 28, 2013 are the 4.6% senior notes totaling $200.0 million, which mature in March 2014.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, senior notes or a combination thereof.

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

In December 2013, we secured a commitment for an unsecured bridge facility in the amount of $3.3865 billion in connection with our proposed merger with US Foods (discussed further under Trends and Strategy).

Subsequent to quarter-end, the following transactions were entered in contemplation of securing financing and hedging interest rate risk relating to our assumption or refinancing of US Foods’ net debt that will occur upon closing of the proposed merger.

In January 2014, we entered into a $3.3865 billion bridge term loan agreement with multiple lenders.  We may borrow up to $3.3865 billion in term loans on the closing date of the US Foods acquisition to fund the acquisition, refinance certain indebtedness of US Foods and pay related fees and expenses. The facility expires on March 8, 2015, but is subject to extension if regulatory approvals have not yet been obtained.   Borrowings under the bridge term loan agreement are guaranteed by the same subsidiaries of Sysco that are guarantee the company’s revolving credit facility, and in certain circumstances may also be guaranteed by US Foods. We intend to issue permanent financing prior to closing of the transaction.

In January 2014, we entered into two forward starting swap agreements with notional amounts totaling of $2.0 billion. We designated these derivatives as cash flow hedges of the variability in the cash outflows of interest payments on 10-year and 30-year debt forecasted to be issued in fiscal 2015 due to changes in the benchmark interest rates.

In January 2014, we extended and increased the size of the revolving credit facility described above that supports our U.S. and Canadian commercial paper programs.  The facility was increased to $1.5  billion with an expiration date of December 29, 2018, but is subject to further extension.  The other terms and conditions of the extended facility are substantially the same.

Other Considerations

As discussed in Note 7, “Multiemployer Employee Benefit Plans,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could be as much as $90.0 million as of December 28, 2013 and January 25, 2014, based on the latest available information as of each date.   These estimates exclude plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

As of December 28, 2013, June 29, 2013 and December 29, 2012, Sysco had approximately $1.5 million, $40.7 million and $14.0 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.

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

      In the first quarter of fiscal 2014, we were made aware of certain alleged violations of California law relating to our use of drop sites in the delivery of products.  We are cooperating fully with the investigation being conducted by authorities in California, but could be subject to fines and injunctive relief.  Discussions with authorities in California are ongoing and our financial exposure cannot be estimated at this time.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, contains a table that summarizes our obligations and commitments to make contractual future cash payments as of June 29, 2013.  Since June 29, 2013, there have been no material changes to our contractual obligations other than as described below.

The following table sets forth, as of December 28, 2013, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Unrecorded Contractual Obligations:
Purchase obligations (1)	$4,358,160	$2,941,569	$1,359,811	$56,763	$17
US Foods merger consideration (2)	5,200,000	5,200,000	-	-	-

(1)

For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our category management initiative.  As we progress with this initiative, our purchase obligations are increasing.  Such amounts included in the table above are based on estimates. Purchase obligations also includes amounts committed with various third party service providers to provide information technology services for periods up to fiscal 2016, fixed electricity agreements and fixed fuel purchase commitments. Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

(2)

In the second quarter of fiscal 2014, the company announced an agreement to merge with US Foods.  Sysco has agreed to pay approximately $3.5 billion for the equity of US Foods, comprising $3 billion of Sysco common stock and $500 million of cash. As part of the transaction, Sysco will also assume or refinance US Foods' net debt, which is currently approximately $4.7 billion, bringing the total enterprise value to $8.2 billion. The table above includes the cash payment and the assumption or refinancing of US Foods’ net debt.  The values noted above are as of the time of the merger agreement was announced in December 2013; the value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

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

•	Sysco’s belief regarding the impact of an accounting standards update;
•	expectations regarding debt to be issued in fiscal 2015;
•	expectations regarding our future contributions to certain multiemployer pension plans and the probability that certain plans will undergo mass withdrawals;
•	our estimated share of withdrawal liability for certain multiemployer pension plans, and our belief that our current share of the withdrawal liability could materially differ from our estimate;
•

our plans and expectations related to the proposed merger with US Foods, including our expectations regarding the timing of the closing, expected capital expenditures related to the merger, and our expectation that the regulatory review by the Federal Trade Commission will likely take between six to nine months;

•	the impact of ongoing legal proceedings;

•	the impact of greater consumer confidence on certain industry trends, and the impact of general economic conditions on consumer confidence and our business;
•	our plans related to accelerating our locally-managed sales and mitigating ongoing gross margin pressures;
•	expectations regarding retirement-related costs for fiscal 2014;
•	expectations regarding costs we will incur in connection with the proposed merger, including costs related to pre-merger integration planning efforts;
•	expectations related to the five strategies that we have identified to help us achieve our mission and vision;
•	our expectation that at closing of the merger with US Foods, Sysco will have annual sales of approximately $65 billion;
•	our beliefs and expectations regarding the estimated annual synergies to be obtained by Sysco, as the combined company, and the expenses to achieve such synergies;
•

our plans and expectations regarding the implementation, timing, costs and benefits of our Business Transformation Project, including our intention to implement an update to the ERP system in February 2014, and to define a larger scale deployment schedule of the ERP system at a later date;

•	expectations related to the deployment of the ERP system to two additional locations by the end of the fiscal year;
•	Sysco’s belief regarding fiscal 2014 capital spending and expenses related to the Business Transformation Project;
•

our plans related to and the expected benefits of our cost transformation initiatives, including reducing our operating cost structure, improving our warehouse productivity, sales productivity and delivery activities, and reducing general and administrative expenses;

•

our expectations regarding and the anticipated benefits of our category management initiative, including the lowering of our total product costs and the alignment of our product assortment with customer demand;

•	our belief that opportunities exist to more effectively provide the products that our customers want, commit to greater volumes with our suppliers and create mutual benefits for all parties;
•	Sysco’s belief that procuring greater quantities with select vendors will result in reduced prices for our product purchases;
•	expectations regarding the launch of wave two categories related to our category management initiative;
•	expectations related to the reduction of our Broadline companies cost per case in fiscal 2014;
•	expectations regarding operating income and sales for our business segments over the long-term;
•	expectations regarding the allocation of cash generated from operations;
•	the impact of acquisitions and sales of assets and businesses on our liquidity, borrowing capacity, leverage ratios and capital availability;
•	Sysco’s anticipation that it will not need to relocate certain cash held by international subsidiaries;
•

the sufficiency of our mechanisms for managing working capital and competitive pressures, and our belief that these mechanisms will continue to prevent a significant unfavorable impact on our cash flow from operations;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;
•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;
•	Sysco’s belief that its cash flows from operations will improve over the long-term, and the factors impacting such improvement;
•	our intentions regarding the funding of the repayment of notes at maturity;
•	our intention to issue permanent financing prior to closing of merger with US Foods
•	Sysco’s belief regarding the source of funds to pay increased contributions to multiemployer pension plans, withdrawal liability and excise taxes; and
•	expectations related to our forward diesel fuel commitments.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Part II, Item 1A of this Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013:

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

•	the risk that we may not realize anticipated benefits from our cost transformation initiatives efforts and the full anticipated benefits from our category management initiative;
•	the risk of interruption of supplies due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise;
•	the potential impact of adverse publicity or lack of confidence in our products;
•	the potential impact on our operating income if sales to our independent restaurant customers continue to grow at a lower rate than sales to our large regional and national customers;
•	the risks related to dependence on large regional or national customers for our sales, including the impact of losing one of these large customers, and potential pressure to lower our prices;
•	difficulties in successfully entering and operating in international markets and complimentary lines of business;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	the potential impact of product liability claims;
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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Part II, Item 1A of this Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

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

Interest Rate Risk

At December 28, 2013,  there was $400.0 million of commercial paper issuances outstanding.  Total debt as of December 28, 2013 was $3.2 billion, of which approximately 64% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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

As of December 28, 2013, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within prepaid expenses and other current assets of $0.9 million.  The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.  As of December 28, 2013, the fiscal 2018 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $1.2 million.  The fixed interest rate on the hedged debt is 5.25% and the floating interest rate on the swap is six-month LIBOR which resets every six months in arrears.

In January 2014, in contemplation of securing financing and hedging interest rate risk relating to our assumption or refinancing of US Foods Inc.’ net debt that will occur upon closing of the proposed merger (discussed in Note 12, “Acquisitions”), we entered into two forward starting swap agreements with notional amounts totaling of $2.0 billion. We designated these derivatives as cash flow hedges of the variability in the cash outflows of interest payments on 10-year and 30-year debt expected to be issued in fiscal 2015.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During both the first 26 weeks of fiscal 2014 and fiscal 2013, fuel costs related to outbound deliveries represented approximately  0.7% of sales.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of December 28, 2013, we had forward diesel fuel commitments totaling approximately $163.2 million through January 2015.  These contracts will lock in the price of approximately 60% to 65% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for the remainder of fiscal 2014.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 28, 2013, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth below and the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 29, 2013.

The closing and consummation of the merger with US Foods, Inc. (US Foods) is subject to regulatory approval and the satisfaction of certain conditions, and we cannot predict whether the necessary conditions will be satisfied or waived and the requisite regulatory approvals received.

The completion of the merger with US Foods is subject to regulatory approvals, including anti-trust approval, and customary conditions, including, without limitation:

•	the approval of the stockholders of US Foods;
•	the effectiveness of a registration statement on Form S-4 covering the shares of Sysco common stock to be issued to stockholders of US Foods;
•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•	the accuracy of the representations and warranties in the merger agreement and compliance with the respective covenants of the parties, subject to certain qualifiers;
•	the absence of any law or injunction that prohibits the consummation of the merger;
•	the absence of certain governmental actions;
•	the absence of a material adverse effect on US Foods; and
•	the receipt by US Foods of a customary tax opinion with respect to the merger.

Sysco and US Foods may fail to secure the requisite approvals in a timely manner or on terms desired or anticipated, and the merger with US Foods may not close in the anticipated time frame, if at all.  Sysco has no control over certain conditions in the merger agreement, and cannot predict whether such conditions will be satisfied or waived. Regulatory authorities may impose conditions on the completion of the merger or require changes to the terms of the transaction. Such conditions or changes may prevent the closing of the merger or cause the merger to be delayed, and delays may cause Sysco to incur additional, potentially burdensome transaction costs.

Sysco and US Foods may be required to accept certain remedies in order to obtain regulatory approval for the merger, and any such remedies could reduce the projected benefits of the merger and negatively impact the combined company.

The imposition of remedies as a condition to obtaining regulatory approval for the transaction could limit the revenues of the combined company and negatively impact the combined company. The potential remedies may negatively impact the projected benefits of the proposed merger, along with the business, financial condition and competitiveness of Sysco, as the combined company.  Even if regulatory approval for the merger is obtained, any remedies could result in the total revenues of the combined post-merger entity being less than the combined historical revenues of Sysco and US Foods.

Termination of the merger agreement or failure to consummate the merger with US Foods could require Sysco to make a termination payment of $300 million, which could adversely impact Sysco’s stock price and would adversely impact Sysco’s liquidity and financial condition.

The merger agreement contains certain termination rights, including the right of either party to terminate the merger agreement if the merger has not occurred by March 8, 2015, subject to extension under certain circumstances.  Furthermore, if the merger agreement is terminated due to a failure to obtain required antitrust approvals, in certain circumstances Sysco will be required to pay US Foods a termination fee of $300 million. The payment of such fee could have an adverse impact on our liquidity and financial condition.  In addition, if the merger agreement is terminated, we may suffer other negative consequences.  Our business may be negatively impacted by our management having focused its attention on acquiring US Foods instead of pursuing other advantageous business opportunities or plans.  Furthermore, we will incur substantial expenses and costs related to the merger, whether or not it is consummated, including legal, accounting and advisory fees.  Also, failure to consummate the merger may result in negative market reactions, and may have an adverse impact on Sysco’s stock price and future financial results.

Business uncertainties during the pendency of the proposed merger may adversely impact our current business operations and relationships with employees, vendors and customers.

Prospective suppliers, customers or other third parties may delay or decline to enter into agreements with us as a result of the uncertainties surrounding the proposed merger, and we may also lose current suppliers and customers as a result of these uncertainties.  Furthermore, uncertainties as to the effect of the merger transaction may adversely impact employee morale, and impede our ability to retain key employees.  The loss of key employees could impact our ability to successfully integrate the businesses of Sysco and US Foods and fully realize the anticipated benefits of the merger.

The pending merger and our current pre-merger integration planning efforts may divert resources from Sysco’s day-to-day operations and ongoing efforts related to other strategies and initiatives.

The pending merger and our current pre-merger integration planning efforts may divert our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives, including the initiatives related to our Business Transformation Project, which has and will continue to require a substantial amount of resources. The diversion of management attention from ongoing business operations and strategic efforts could result in performance shortfalls, which could adversely impact Sysco’s business and operations.

The integration of the businesses of Sysco and US Foods may be more difficult, costly or time consuming than expected, and the merger may not result in any or all of the anticipated benefits, including cost synergies.

The success of the merger between Sysco and US Foods, including the realization of the anticipated benefits, will depend, in part, on the ability of Sysco, as the combined company, to successfully integrate the businesses of Sysco and US Foods. Failure to effectively integrate the businesses could adversely impact the expected benefits of the merger, including cost synergies stemming from supply chain efficiencies, merchandising activities and overlapping general and administrative functions.

The integration of two large independent companies will be complex, and we will be required to devote significant management attention and incur substantial costs to integrate Sysco’s and US Foods’ business practices, policies, cultures and operations. The integration process could also result in the loss of key employees, and the disruption of each company’s ongoing businesses, which could materially impact the combined company’s future financial results.

Furthermore, during the integration planning process and after the closing of the merger, we may encounter additional challenges and difficulties, including those related to, without limitation, managing a larger combined company; streamlining supply chains, consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing vendors and customers; unanticipated issues in integrating information technology, communications and other systems; and unforeseen and unexpected liabilities related to the merger or US Foods’ business.  Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.

We may not be able to retain some of US Foods’ vendors and customers after the proposed merger, which could negatively impact the anticipated benefits of the merger.

US Foods’ vendors or customers may have termination rights that are triggered upon completion of the merger, and such vendors or customers may decide to not renew their existing relationship with us, and may instead select one of our competitors.  If we are unable to retain and maintain these vendor and customer relationships, then the business, financial condition and operations of Sysco, as the combined company, could be adversely impacted.

Consummation of the merger will require Sysco to incur significant additional indebtedness, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.

In connection with the merger, Sysco will assume or refinance all of US Foods’ outstanding debt, which was approximately $4.7 billion at the time the merger agreement was signed. The purchase price, as well as any refinancing of US Foods’ indebtedness, is expected to be financed with a combination of new debt and cash on Sysco’s balance sheet.  Sysco has secured fully committed bridge financing.

Incurrence of additional indebtedness could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, and limiting our ability to obtain additional financing and implement and pursue strategic initiatives and opportunities.  Additionally, if we do not achieve the expected benefits and cost savings from the merger with US Foods, or if the financial performance of Sysco, as the combined company, does not meet current expectations, then our ability to service the debt may be adversely impacted.  Our credit ratings may also be impacted as a result of the incurrence of additional acquisition-related indebtedness.  Currently, certain credit rating agencies have put us on watch for a potential downgrade.

The merger will dilute the ownership interests of Sysco’s existing stockholders.

At the time of the consummation of the proposed merger, Sysco will issue approximately 87 million shares, or roughly 13% of Sysco’s outstanding common stock after the transaction is completed.  As a result, the ownership amounts of Sysco’s pre-merger shareholders will be diluted.  Generally, dilution will impact a shareholder’s ownership percentage and ability to influence voting results, and will influence earnings per share, which may impact stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the second quarter of fiscal 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
September 29 – October 26	500,000	$32.07	500,000	13,489,197
Month #2
October 27 – November 23	3,557	33.56	-	13,489,197
Month #3
November 24 – December 28	6,488	35.48	-	13,489,197

Total	510,045	$32.13	500,000	13,489,197

(1)	The total number of shares purchased includes zero, 3,557 and 6,488 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

     On January 31, 2014, Sysco Corporation (Sysco) entered into Amendment No. 2 to its Credit Agreement with JPMorgan Chase Bank, N.A., as U.S. administrative agent and the lenders party thereto (the “Second Amendment”), which amends Sysco’s senior revolving credit facility that closed on December 29, 2011 (the Credit Facility).  The Second Amendment increases the aggregate commitments of the lenders under the Credit Facility by $500 million to a total of $1.5 billion and extends the maturity date of the Credit Facility to December 29, 2018.  The other terms and conditions of the Credit Facility are substantially the same.  The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10.6 hereto and incorporated by reference herein.

     As previously disclosed, on December 8, 2013, Sysco Corporation entered into an Agreement and Plan of Merger (the Acquisition Agreement), among USF Holding Corp. (USF), Sysco, Scorpion Corporation I, Inc. and Scorpion Company II, LLC, which provides for, among other things and subject to the terms and conditions set forth therein, the acquisition (the Acquisition) by Sysco of all of the outstanding equity interests of USF.

On January 31, 2014, Sysco entered into a $3.3865 billion bridge term loan agreement (the Bridge Term Loan Agreement) with a syndicate of lenders (the Lenders) and Goldman Sachs Bank USA, as Administrative Agent. The Bridge Term Loan Agreement provides for a 364-day senior unsecured bridge credit facility (the Bridge Facility) pursuant to which, subject to the terms and conditions set forth therein, Sysco may borrow up to $3.3865 billion in term loans on the closing date of the Acquisition to fund the Acquisition, refinance certain indebtedness of USF and pay related fees and expenses.

Borrowings under the Bridge Facility will incur interest at (i) for ABR loans, a base rate equal to the highest of (x) the prime rate, (y) the federal funds rate plus 50 basis points and (z) the one-month LIBOR rate plus 100 basis points, plus an applicable rate of zero to 112.5 basis points based on Sysco’s debt rating and the duration of the loans outstanding under the Bridge Facility or (ii) for Eurodollar loans, the applicable LIBOR rate, plus an applicable rate of 75 to 212.5 basis points based on Sysco’s debt rating and the duration of the loans outstanding under the Bridge Facility. Sysco is also required to pay certain customary fees in connection with the Bridge Facility, including upfront, duration and ticking fees.

The availability of loans under the Bridge Term Loan Agreement is conditioned on, among other things and subject to certain exceptions, the consummation of the Acquisition pursuant to the Acquisition Agreement and the repayment of certain indebtedness of USF. The Lenders’ commitments to make loans under the Bridge Facility terminate on the earliest of (i) the consummation of the Acquisition (after giving effect to any borrowing of loans under the Bridge Term Loan Agreement), (ii) the termination of the Acquisition Agreement and (iii) March 8, 2015 (subject to extension to September 8, 2015 in certain circumstances).

The Bridge Term Loan Agreement contains  representations and warranties, affirmative covenants, negative covenants and events of default that are customary for financings of this type and substantially based upon those applicable to Sysco’s existing revolving credit facility (as amended, the Existing Credit Facility), dated December 29, 2011, with such changes as are required to reflect the Acquisition or the nature of the Bridge Facility or that were otherwise agreed among the parties thereto. In particular, the Bridge Term Loan Agreement contains limitations on consolidations, mergers, sales of assets and the incurrence of certain liens.

Borrowings by Sysco under the Bridge Term Loan Agreement are guaranteed by the same subsidiaries of Sysco that are guarantors of the Existing Credit Facility, and in certain circumstances may also be guaranteed by USF. Borrowings will mature on the date that is 364 days from the Closing Date (as defined in the Bridge Term Loan Agreement) or, if such date is not a business day, then the immediately preceding business day. Sysco must prepay borrowings under the Bridge Facility (or, if prior to the funding thereof, reduce the Lenders’ commitments under the Bridge Facility) with the proceeds of certain equity and debt offerings and asset sales.

Neither Sysco nor any of its affiliates has any material relationship with any of the financial institutions party to the Bridge Term Loan Agreement, except certain of the lenders have a role in Sysco’s other credit facilities and certain of the lenders and their respective affiliates, have performed, and may in the future perform, for Sysco and its subsidiaries various commercial banking, investment banking, underwriting, trust and other financial advisory services, for which they have received, and will receive, customary fees and expenses.

The foregoing summary of certain material provisions of the Bridge Term Loan Agreement is subject to, and qualified in its entirety by reference to, all the provisions of the Bridge Term Loan Agreement, which is filed herewith as Exhibit 10.7.

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

Date: February 3, 2014

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: February 3, 2014

	By	/s/ G. MITCHELL ELMER
G. Mitchell Elmer
Senior Vice President, Controller and
Chief Accounting Officer

Date: February 3, 2014

EXHIBIT INDEX

Exhibits.

2.1	—

Agreement and Plan of Merger, dated as of December 8, 2013, by and among Sysco Corporation, USF Holding Corp., Scorpion Corporation I, Inc. and Scorpion Company II, LLC, incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 10, 2013 (File No. 1-6544).

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

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated November 16, 2011, incorporated by reference to Exhibit 3.5 to Form 10-Q for the quarter ended December 31, 2011 (File No. 1-6544).

10.1#+	—	Stockholders Agreement, dated as of December 8, 2013, by and among Sysco Corporation, Clayton Dubilier & Rice LLC, Kohlberg, Kravis Roberts & Co. L.P. and the stockholders named therein.

10.2†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.3†#	—	Form of Stock Option Grant Agreement issued to executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan.

10.4†#	—	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2013 Long-Term Incentive Plan.

10.5†#	—	Form of Sysco Protective Covenants Agreement (RSU Grant) issued to executive officers Restricted Stock Unit Award Agreement issued under the 2013 Long-Term Incentive Plan.

10.6#	—	Amendment No. 2, dated as of January 31, 2014, to the Credit Agreement by and among Sysco Corporation, JPMorgan Chase Bank, N.A. and the lenders party thereto.

10.7#	—	364-Day Bridge Term Loan Agreement, dated January 31, 2014, among Sysco Corporation, the Guarantors party thereto, the Lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Report from Ernst & Young LLP dated February 3, 2014, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013 filed with the SEC on  February 3, 2014, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of December 28, 2013, June 29, 2013 and December 29, 2012, (ii) Consolidated Results of Operations for the thirteen and twenty-six week periods ended December 28, 2013 and December 29, 2012, (iii) Consolidated Statements of Comprehensive Income for the thirteen and twenty-six week periods ended December 28, 2013 and December 29, 2012, (iv) Consolidated Cash Flows for the twenty-six week periods ended December 28, 2013 and December 29, 2012, and (v) the Notes to Consolidated Financial Statements.

___________

† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

# Filed herewith

+  Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.