Form 10-Q
period 2014-03-29
SYSCO CORP
filed 2014-05-06
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Yes ☐     No ☑

584,569,243  shares of common stock were outstanding as of April 26, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Mar. 29, 2014	Jun. 29, 2013	Mar. 30, 2013
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$341,090	$412,285	$331,520
Accounts and notes receivable, less allowances of $80,254, $47,345, and $82,895	3,510,518	3,183,114	3,396,850
Inventories	2,527,900	2,396,188	2,413,190
Deferred income taxes	121,033	136,211	132,480
Prepaid expenses and other current assets	74,827	61,925	68,575
Prepaid income taxes	64,107	17,704	32,967
Total current assets	6,639,475	6,207,427	6,375,582
Plant and equipment at cost, less depreciation	3,956,209	3,978,071	3,938,277
Other assets
Goodwill	1,937,075	1,884,235	1,802,433
Intangibles, less amortization	181,036	205,719	150,779
Restricted cash	157,870	145,328	145,270
Other assets	266,599	243,167	244,869
Total other assets	2,542,580	2,478,449	2,343,351
Total assets	$13,138,264	$12,663,947	$12,657,210

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$71,510	$41,632	$32,045
Accounts payable	2,726,427	2,428,215	2,432,309
Accrued expenses	1,141,625	1,072,134	983,758
Current maturities of long-term debt	4,454	207,301	208,792
Total current liabilities	3,944,016	3,749,282	3,656,904
Other liabilities
Long-term debt	2,986,163	2,639,986	2,557,314
Deferred income taxes	195,876	266,222	116,960
Other long-term liabilities	780,834	816,647	1,173,671
Total other liabilities	3,962,873	3,722,855	3,847,945
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,119,784	1,059,624	1,029,443
Retained earnings	8,687,098	8,512,786	8,394,426
Accumulated other comprehensive loss	(516,922)	(446,937)	(620,720)
Treasury stock at cost, 181,231,920, 179,068,430 and 171,925,048 shares	(4,823,760)	(4,698,838)	(4,415,963)
Total shareholders' equity	5,231,375	5,191,810	5,152,361
Total liabilities and shareholders' equity	$13,138,264	$12,663,947	$12,657,210

Note: The June 29, 2013 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2014	Mar. 30, 2013	Mar. 29, 2014	Mar. 30, 2013

Sales	$11,277,484	$10,926,371	$34,229,720	$32,810,177
Cost of sales	9,282,743	8,983,889	28,204,541	26,885,790
Gross profit	1,994,741	1,942,482	6,025,179	5,924,387
Operating expenses	1,662,116	1,605,280	4,862,579	4,725,752
Operating income	332,625	337,202	1,162,600	1,198,635
Interest expense	32,224	34,215	92,536	97,325
Other expense (income), net	3,718	(3,410)	(5,027)	(7,640)
Earnings before income taxes	296,683	306,397	1,075,091	1,108,950
Income taxes	115,746	104,980	397,729	399,566
Net earnings	$180,937	$201,417	$677,362	$709,384

Net earnings:
Basic earnings per share	$0.31	$0.34	$1.16	$1.21
Diluted earnings per share	0.31	0.34	1.15	1.20

Average shares outstanding	585,885,137	589,149,731	585,802,651	588,222,833
Diluted shares outstanding	590,470,283	592,903,799	589,834,321	591,054,506

Dividends declared per common share	$0.29	$0.28	$0.86	$0.83

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2014	Mar. 30, 2013	Mar. 29, 2014	Mar. 30, 2013

Net earnings	$180,937	$201,417	$677,362	$709,384

Other comprehensive (loss) income:
Foreign currency translation adjustment	(35,397)	(27,886)	(43,537)	(497)
Items presented net of tax:
Amortization of cash flow hedges	97	96	289	289
Change in fair value of cash flow hedges	(39,439)	-	(39,439)	-
Amortization of prior service cost	1,742	1,925	5,227	9,386
Amortization of actuarial loss (gain), net	2,492	10,832	7,475	33,776
Amortization of transition obligation	-	22	-	66
Prior service cost arising in current year	-	-	-	(24,828)
Actuarial gain (loss), net arising in current year	-	-	-	23,954
Total other comprehensive (loss) income	(70,505)	(15,011)	(69,985)	42,146

Comprehensive income	$110,432	$186,406	$607,377	$751,530

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	39-Week Period Ended
	Mar. 29, 2014	Mar. 30, 2013
Cash flows from operating activities:
Net earnings	$677,362	$709,384
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	60,869	56,749
Depreciation and amortization	409,072	379,998
Deferred income taxes	(39,452)	(42,069)
Provision for losses on receivables	20,887	29,068
Other non-cash items	4,810	1,577
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(350,755)	(408,186)
(Increase) in inventories	(134,793)	(206,244)
(Increase) decrease in prepaid expenses and other current assets	(16,250)	14,826
Increase in accounts payable	292,280	211,308
Increase (decrease) in accrued expenses	25,169	(507)
(Decrease) in accrued income taxes	(41,691)	(54,139)
(Increase) in other assets	(12,671)	(528)
(Decrease) increase in other long-term liabilities	(40,582)	70,005
Excess tax benefits from share-based compensation arrangements	(6,191)	(1,834)
Net cash provided by operating activities	848,064	759,408

Cash flows from investing activities:
Additions to plant and equipment	(387,451)	(373,048)
Proceeds from sales of plant and equipment	23,695	12,115
Acquisition of businesses, net of cash acquired	(40,462)	(210,036)
(Increase) in restricted cash	(12,542)	(18,042)
Net cash used for investing activities	(416,760)	(589,011)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	345,596	-
Other debt borrowings	30,287	50,629
Other debt repayments	(226,249)	(277,339)
Debt issuance costs	(21,794)	-
Proceeds from common stock reissued from treasury for share-based compensation awards	193,992	497,688
Treasury stock purchases	(332,381)	(321,042)
Dividends paid	(497,772)	(482,030)
Excess tax benefits from share-based compensation arrangements	6,191	1,834
Net cash used for financing activities	(502,130)	(530,260)

Effect of exchange rates on cash	(369)	2,516

Net (decrease) in cash and cash equivalents	(71,195)	(357,347)
Cash and cash equivalents at beginning of period	412,285	688,867
Cash and cash equivalents at end of period	$341,090	$331,520

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$116,179	$121,740
Income taxes	480,729	501,499

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

Prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation as it relates to the presentation of certain accounts payable and accrued expenses.  Prior year amounts within the consolidated results of operations have been reclassified to conform to the current year presentation as it relates to the classification of certain amounts within cost of sales and operating expenses.  The impact of these reclassifications was immaterial to the prior year period.

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

•

The interest rate swap agreements, discussed further in Note 4, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included within prepaid expenses and other current assets, other assets and accrued expenses as Level 2 measurements in the tables below.

The following tables present the company’s assets measured at fair value on a recurring basis as of March 29, 2014,  June 29, 2013 and March 30, 2013:

	Assets and Liabilities Measured at Fair Value as of Mar. 29, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$2,650	$105,500	$-	$108,150
Restricted cash	157,870	-	-	157,870
Other assets
Interest rate swap agreement	-	1,673	-	1,673
Total assets at fair value	$160,520	$107,173	$-	$267,693

Liabilities:
Accrued expenses
Interest rate swap agreements	$-	$64,025	$-	$64,025
Total liabilities at fair value	$-	$64,025	$-	$64,025

	Assets Measured at Fair Value as of Jun. 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$1,160	$132,731	$-	$133,891
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,988	-	2,988
Restricted cash	145,328	-	-	145,328
Total assets at fair value	$146,488	$135,719	$-	$282,207

	Assets Measured at Fair Value as of Mar. 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$122,140	$138,639	$-	$260,779
Prepaid expenses and other current assets
Interest rate swap agreement	-	3,990	-	3,990
Restricted cash	145,270	-	-	145,270
Total assets at fair value	$267,410	$142,629	$-	$410,039

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3,286.5 million, $3,207.6 million and $3,281.9 million as of March 29, 2014,  June 29, 2013 and March 30, 2013, respectively. The carrying value of total debt was $3,062.1  million, $2,888.9 million and $2,798.2 million as of March 29, 2014,  June 29, 2013 and March 30, 2013, respectively.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position. The company does not use derivative financial instruments for trading or speculative purposes.

In August 2013, the company entered into an interest rate swap agreement that effectively converted $500.0 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.  In addition, in fiscal 2010, the company entered into an interest rate swap agreement that effectively converted $200.0 million of fixed rate debt maturing in fiscal 2014 to floating rate debt; this swap was settled upon maturity of the senior notes in March 2014.  These transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure.  These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

In January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2.0 billion. The company designated these derivatives as cash flow hedges of the variability in the expected cash outflows of interest payments on 10-year and 30-year debt due to changes in the benchmark interest rates for debt the company expects to issue in fiscal 2015.  Prior to issuance of the debt, the effective portion of gains and losses on these cash flow hedges is recorded to Other comprehensive income (loss).  Once the interest rate swap agreements are settled upon issuance of the debt, the cumulative gain or loss recorded in Accumulated other comprehensive (loss) income will be amortized through interest expense over the term of the issued debt.

The location and the fair value of derivative instruments in the consolidated balance sheet as of March 29, 2014,  June 29, 2013 and March 30, 2013 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap agreements:
Mar. 29, 2014	Other assets	$1,673	Accrued expenses	$64,025
Jun. 29, 2013	Prepaid expenses and other current assets	2,988	N/A	N/A
Mar. 30, 2013	Prepaid expenses and other current assets	3,990	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the third quarter of fiscal 2014 and fiscal 2013 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Comprehensive Income	Amount of (Gain) or Loss Recognized in Comprehensive Income
		13-Week Period Ended
		Mar. 29, 2014	Mar. 30, 2013
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(1,815)	$832

Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	64,025	-
Interest rate contracts	Interest expense	157	156

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 39-week periods ended March 29, 2014 and March 30, 2013 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Comprehensive Income	Amount of (Gain) or Loss Recognized in Comprehensive Income
		39-Week Period Ended
		Mar. 29, 2014	Mar. 30, 2013
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(9,065)	$(3,492)

Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	64,025	-
Interest rate contracts	Interest expense	469	469

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the third quarter of fiscal 2014 and 2013 and the 39-week periods ended March 29, 2014 and March 30, 2013.  The interest rate swaps do not contain credit-risk-related contingent features.

5.  DEBT

As of March 29, 2014, Sysco had uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding.  Such amounts when outstanding are reflected in Notes payable on the consolidated balance sheet.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s United States (U.S.) and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   In January 2014, Sysco and Sysco International, ULC, extended and increased the size of the revolving credit facility described above that supports the company’s U.S. and Canadian commercial paper programs.  The facility was increased to $1.5 billion with an expiration date of December 29, 2018, but is subject to further extension.  The other terms and conditions of the extended facility are substantially the same.  As of March 29, 2014, commercial paper issuances outstanding were $441.1 million and were classified as long-term debt, as the company’s commercial paper programs are supported by the long-term revolving credit facility described above.

During the 39-week period ended March 29, 2014, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $769.5 million.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility, which provides for capital needs for the company’s European subsidiaries.  In September 2013, the facility was extended and increased to €100.0 million (Euro).  This facility provides for unsecured borrowings and expires September 24, 2014, but is subject to extension.  Outstanding borrowings under this facility were €52.0 million (Euro) as of March 29, 2014, reflected in Notes payable on the consolidated balance sheet.

       In December 2013, Sysco secured a commitment for an unsecured bridge facility in the amount of $3.3865 billion in connection with its proposed merger with US Foods, Inc. (US Foods) (discussed further in Note 12, Acquisitions).  In January 2014, this bridge facility commitment was replaced with a $3.3865 billion bridge term loan agreement with multiple lenders.  Sysco may borrow up to $3.386.5 billion in term loans on the closing date of the US Foods acquisition to fund the acquisition, refinance certain indebtedness of US Foods and pay related fees and expenses. The facility expires on March 8, 2015, but is subject to extension if regulatory approvals have not yet been obtained.   Borrowings under the bridge term loan agreement are guaranteed by the same subsidiaries of Sysco that guarantee the company’s revolving credit facility, and in certain circumstances may also be guaranteed by US Foods after closing of the merger.

In March 2014, Sysco repaid the 4.6% senior notes totaling $200.0 million at maturity utilizing a combination of cash flow from operations and commercial paper issuances.

6.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

In the tables below, the caption “Pension Benefits” includes both the company-sponsored qualified pension plan and the Supplemental Executive Retirement Plan.  The components of net company-sponsored benefit cost for the third quarter of fiscal 2014 and fiscal 2013 are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 29, 2014	Mar. 30, 2013	Mar. 29, 2014	Mar. 30, 2013
	(In thousands)
Service cost	$2,414	$17,399	$136	$135
Interest cost	40,109	36,805	187	154
Expected return on plan assets	(48,199)	(42,801)	-	-
Amortization of prior service cost	2,786	3,083	42	42
Amortization of actuarial loss (gain)	4,082	17,637	(36)	(51)
Amortization of transition obligation	-	-	-	35
Net periodic benefit cost	$1,192	$32,123	$329	$315

The components of net company-sponsored benefit cost for the 39-week periods ended March 29, 2014 and March 30, 2013 are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 29, 2014	Mar. 30, 2013	Mar. 29, 2014	Mar. 30, 2013
	(In thousands)
Service cost	$7,242	$52,768	$409	$406
Interest cost	120,327	111,758	561	461
Expected return on plan assets	(144,597)	(128,402)	-	-
Amortization of prior service cost	8,358	6,817	126	126
Recognized net actuarial loss (gain)	12,246	54,987	(108)	(152)
Amortization of transition obligation	-	-	-	106
Curtailment loss	-	8,293	-	-
Net periodic benefit cost	$3,576	$106,221	$988	$947

Sysco’s contributions to its company-sponsored defined benefit plans were  $18.5 million and $17.5 million during the 39-week periods ended March 29, 2014 and March 30, 2013, respectively.

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  Total withdrawal liability provisions recorded were $1.5 million in the first 39 weeks of fiscal 2014 and $43.2 million in the first 39 weeks of fiscal 2013.  As of March 29, 2014,  June 29, 2013, and March 30, 2013, Sysco had approximately $1.5 million, $40.7 million and $54.8 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the two plan years following the plan year in which we completely withdraw from that plan, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur in the applicable two-plan year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much  as $90.0 million as of March 29, 2014.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, the majority of which had a valuation date of December 31, 2012. As the valuation date for most of these plans was December 31, 2012, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2014	Mar. 30, 2013	Mar. 29, 2014	Mar. 30, 2013
	(In thousands, except for share and per share data)

Numerator:
Net earnings	$180,937	$201,417	$677,362	$709,384

Denominator:
Weighted-average basic shares outstanding	585,885,137	589,149,731	585,802,651	588,222,833
Dilutive effect of share-based awards	4,585,146	3,754,068	4,031,670	2,831,673
Weighted-average diluted shares outstanding	590,470,283	592,903,799	589,834,321	591,054,506

Basic earnings per share:	$0.31	$0.34	$1.16	$1.21

Diluted earnings per share:	$0.31	$0.34	$1.15	$1.20

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,800,000 and 10,800,000 for the third quarter of fiscal 2014 and fiscal 2013, respectively.  The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately  2,000,000 and 24,200,000 for the first 39 weeks of fiscal 2014 and 2013, respectively.

9.  COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $110.4 million and $186.4 million for the third quarter of fiscal 2014 and fiscal 2013, respectively.  Comprehensive income was $607.4 million and $751.5 million for the first 39 weeks of fiscal 2014 and fiscal 2013 respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 29, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,828	$1,086	$1,742
Amortization of actuarial loss (gain), net	Operating expenses	4,046	1,554	2,492
Total reclassification adjustments		6,874	2,640	4,234

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(35,397)	-	(35,397)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	157	60	97
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(64,025)	(24,586)	(39,439)
Total other comprehensive (loss) income		$(92,391)	$(21,886)	$(70,505)

		13-Week Period Ended Mar. 30, 2013
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$3,125	$1,200	$1,925
Amortization of actuarial loss (gain), net	Operating expenses	17,586	6,754	10,832
Amortization of transition obligation	Operating expenses	35	13	22
Total reclassification adjustments		20,746	7,967	12,779

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(27,886)	-	(27,886)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	156	60	96
Total other comprehensive income (loss)		$(6,984)	$8,027	$(15,011)

		39-Week Period Ended Mar. 29, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$8,484	$3,257	$5,227
Amortization of actuarial loss (gain), net	Operating expenses	12,138	4,663	7,475
Total reclassification adjustments		20,622	7,920	12,702

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(43,537)	-	(43,537)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	469	180	289
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(64,025)	(24,586)	(39,439)
Total other comprehensive (loss) income		$(86,471)	$(16,486)	$(69,985)

		39-Week Period Ended Mar. 30, 2013
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$15,236	$5,850	$9,386
Amortization of actuarial loss (gain), net	Operating expenses	54,834	21,058	33,776
Amortization of transition obligation	Operating expenses	106	40	66
Total reclassification adjustments		70,176	26,948	43,228
Other comprehensive income before reclassification adjustments:
Prior service cost arising in current year		(40,306)	(15,478)	(24,828)
Net actuarial gain arising in current year		38,887	14,933	23,954
Total other comprehensive income before reclassification adjustments		(1,419)	(545)	(874)
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(497)	-	(497)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	469	180	289
Total other comprehensive income (loss)		$68,729	$26,583	$42,146

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Mar. 29, 2014
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2013	$(575,167)	$137,558	$(9,328)	$(446,937)
Other comprehensive income before reclassification adjustments	-	(43,537)	(39,439)	(82,976)
Amounts reclassified from accumulated other comprehensive loss	12,702	-	289	12,991
Balance as of Mar. 29, 2014	$(562,465)	$94,021	$(48,478)	$(516,922)

	39-Week Period Ended Mar. 30, 2013
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 30, 2012	$(823,901)	$170,749	$(9,714)	$(662,866)
Other comprehensive income before reclassification adjustments	(874)	(497)	-	(1,371)
Amounts reclassified from accumulated other comprehensive loss	43,228	-	289	43,517
Balance as of Mar. 30, 2013	$(781,547)	$170,252	$(9,425)	$(620,720)

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

In the first 39 weeks of fiscal 2014, options to purchase 5,575,645 shares were granted to employees.  The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per share of options granted during the first 39 weeks of fiscal 2014 was $4.64.

In the first 39 weeks of fiscal 2014, 1,314,813 restricted stock units were granted to employees.  Based on the jurisdiction in which the employee resides, some of these restricted stock units were granted with forfeitable dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per share of restricted stock units granted during the first 39 weeks of fiscal 2014 was $33.39.

In the first 39 weeks of fiscal 2014, restricted awards in the amount of 43,119 were granted to non-employee directors from the 2009 Non-Employee Directors Stock Plan.  The non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date.  The fair value of the restricted awards is based on the company’s stock price as of the date of grant.  The weighted average grant-date fair value per share of restricted awards granted during the first 39 weeks of fiscal 2014 was $33.40.

Under the 2009 Non-Employee Directors Stock Plan, non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis.  Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations.  In the first 39 weeks of fiscal 2014, 24,565 shares with a weighted average grant date fair value of $34.59 were issued for these elections in the form of fully vested common stock or deferred units.

Employees' Stock Purchase Plan

Plan participants purchased 997,017 shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 39 weeks of fiscal 2014.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $5.09 during the first 39 weeks of fiscal 2014. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $60.9 million and $56.7 million for the first 39 weeks of fiscal 2014 and fiscal 2013, respectively.

As of March 29, 2014, there was $76.5 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.5  years.

11.  INCOME TAXES

Uncertain Tax Positions

As of March 29, 2014, the gross amount of unrecognized tax benefits was $92.3 million and the gross amount of liability for accrued interest related to unrecognized tax benefits was $33.6 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

 Effective Tax Rates

The effective tax rate for the third quarter of fiscal 2014 of 39.01% was negatively impacted by the recording of $6.2 million of tax expense related to a non-deductible penalty that the company has estimated within a contingency accrual.  This negative impact was partially offset by the recognition of $1.0 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the third quarter of fiscal 2013 of 34.26% was favorably impacted by the recording of $4.6 million of domestic tax benefit related to a foreign tax payment and $4.5 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the first 39 weeks of fiscal 2014 of 36.99% was negatively impacted by the recording of $6.2 million of tax expense related to a non-deductible penalty that the company has estimated within a contingency accrual.  This negative impact was partially offset by the recording of $4.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate of 36.03% for the first 39 weeks of fiscal 2013 was favorably impacted by the recording of $7.1 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and the recording of $4.6 million of domestic tax benefit related to a foreign tax payment.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

12.  ACQUISITIONS

During the first 39 weeks of fiscal 2014, in the aggregate, the company paid cash of $40.5 million for acquisitions made during fiscal 2014.  Acquisitions in the first 39 weeks of fiscal 2014 were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to five years only in the event that certain operating results are attained.  As of March 29, 2014, aggregate contingent consideration amounts outstanding relating to completed acquisitions were $92.9  million, of which $25.3 million could result in the recording of additional goodwill when paid and $57.1 million was recorded as earnout liabilities as of March 29, 2014.

In the second quarter of fiscal 2014, the company announced an agreement to merge with US Foods.  US Foods is a leading foodservice distributor in the U.S. that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas.  As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of April 26, 2014, the merger consideration is estimated as follows:  approximately $3.6 billion for the equity of US Foods, comprised of $3.1 billion of Sysco common stock valued using the seven day average through April 25, 2014, and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of December 28, 2013, bringing the total enterprise value to $8.4 billion as of April 26, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  Sysco has secured a fully committed bridge financing that could be used for funding a portion of the purchase price.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13% of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission.  The company estimates the merger will close in the first quarter of fiscal 2015.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger was cancelled.

13.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sysco is engaged in various legal proceedings which have arisen, but have not been fully adjudicated.  The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable.  When probable, the losses have been accrued.  Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the company.  However, the final results of legal proceedings cannot be predicted with certainty and if the company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the company’s current estimates of the range of potential losses, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

During the first quarter of fiscal 2014, Sysco was made aware of certain alleged violations of California law relating to its use of remote storage units in the delivery of products.  These are commonly referred to as drop sites.  Sysco is cooperating fully with the investigation being conducted by authorities in California, but could be subject to penalties and injunctive relief.  In the third quarter of fiscal 2014, Sysco has recorded a contingency accrual of $20 million which represents its current estimate of the potential liability related to this investigation.

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of March 29, 2014, outstanding forward diesel fuel purchase commitments totaled approximately $159.1 million at a fixed price through May 2015.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing.  A majority of these agreements expire within one year;  however, certain agreements have terms through fiscal 2018.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.  Minimum amounts committed to as of March 29, 2014 totaled approximately $2,449.3 million.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2014	Mar. 30, 2013	Mar. 29, 2014	Mar. 30, 2013
Sales:	(In thousands)
Broadline	$9,097,113	$8,861,568	$27,725,176	$26,698,301
SYGMA	1,522,978	1,425,975	4,582,439	4,258,545
Other	727,199	699,505	2,134,698	2,019,967
Intersegment sales	(69,806)	(60,677)	(212,593)	(166,636)
Total	$11,277,484	$10,926,371	$34,229,720	$32,810,177

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2014	Mar. 30, 2013	Mar. 29, 2014	Mar. 30, 2013
Operating income:	(In thousands)
Broadline	$586,750	$517,842	$1,803,183	$1,740,935
SYGMA	8,754	13,823	27,309	39,347
Other	26,147	28,691	68,566	71,519
Total segments	621,651	560,356	1,899,058	1,851,801
Corporate expenses and adjustments	(289,026)	(223,154)	(736,458)	(653,166)
Total operating income	332,625	337,202	1,162,600	1,198,635
Interest expense	32,224	34,215	92,536	97,325
Other expense (income), net	3,718	(3,410)	(5,027)	(7,640)
Earnings before income taxes	$296,683	$306,397	$1,075,091	$1,108,950

	Mar. 29, 2014	Jun. 29, 2013	Mar. 30, 2013
Assets:	(In thousands)
Broadline	$9,034,512	$10,228,722	$8,377,694
SYGMA	540,412	485,520	485,703
Other	1,003,626	944,140	940,159
Total segments	10,578,550	11,658,382	9,803,556
Corporate	2,559,714	1,005,565	2,853,654
Total	$13,138,264	$12,663,947	$12,657,210

15.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs and the company’s US Foods acquisition bridge facility are also covered under these guarantees.  As of March 29, 2014, Sysco had a total of $2,966.1 million in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.  All subsidiary guarantors are 100%-owned by the parent company, all guarantees are full and unconditional and all guarantees are joint and several, except that the guarantee of any subsidiary guarantor with respect to a series of senior notes or debentures may be released under certain customary circumstances.  If we exercise our defeasance option with respect to the senior notes or debentures of any series, then any subsidiary guarantor effectively will be released with respect to that series.  Further, each subsidiary guarantee will remain in full force and effect until the earliest to occur of the date, if any, on which (1) the applicable subsidiary guarantor shall consolidate with or merge into Sysco Corporation or any successor of Sysco Corporation and (2) Sysco Corporation or any successor of Sysco Corporation consolidates with or merges into the applicable subsidiary guarantor.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of the company’s U.S. Broadline subsidiaries), and all other non‑guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Mar. 29, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$219,243	$4,093,866	$2,326,366	$-	$6,639,475
Investment in subsidiaries	9,129,013	-	-	(9,129,013)	-
Plant and equipment, net	509,604	1,774,594	1,672,011	-	3,956,209
Other assets	355,197	548,376	1,639,007	-	2,542,580
Total assets	$10,213,057	$6,416,836	$5,637,384	$(9,129,013)	$13,138,264

Current liabilities	$412,735	$1,036,861	$2,494,420	$-	$3,944,016
Intercompany payables (receivables)	1,064,729	(1,256,887)	192,158	-	-
Long-term debt	2,955,362	9,533	21,268	-	2,986,163
Other liabilities	548,856	292,135	135,719	-	976,710
Shareholders’ equity	5,231,375	6,335,194	2,793,819	(9,129,013)	5,231,375
Total liabilities and shareholders’ equity	$10,213,057	$6,416,836	$5,637,384	$(9,129,013)	$13,138,264

	Condensed Consolidating Balance Sheet
	Jun. 29, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$276,713	$3,746,192	$2,184,522	$-	$6,207,427
Investment in subsidiaries	8,429,887	-	-	(8,429,887)	-
Plant and equipment, net	540,860	1,885,908	1,551,303	-	3,978,071
Other assets	325,045	534,713	1,618,691	-	2,478,449
Total assets	$9,572,505	$6,166,813	$5,354,516	$(8,429,887)	$12,663,947

Current liabilities	$664,366	$928,824	$2,156,092	$-	$3,749,282
Intercompany payables (receivables)	594,928	(1,003,219)	408,291	-	-
Long-term debt	2,606,612	10,422	22,952	-	2,639,986
Other liabilities	514,789	414,623	153,457	-	1,082,869
Shareholders’ equity	5,191,810	5,816,163	2,613,724	(8,429,887)	5,191,810
Total liabilities and shareholders’ equity	$9,572,505	$6,166,813	$5,354,516	$(8,429,887)	$12,663,947

	Condensed Consolidating Balance Sheet
	Mar. 30, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$268,550	$4,031,712	$2,075,320	$-	$6,375,582
Investment in subsidiaries	11,220,359	-	-	(11,220,359)	-
Plant and equipment, net	627,156	1,917,407	1,393,714	-	3,938,277
Other assets	333,346	534,960	1,475,045	-	2,343,351
Total assets	$12,449,411	$6,484,079	$4,944,079	$(11,220,359)	$12,657,210

Current liabilities	$600,803	$973,510	$2,082,591	$-	$3,656,904
Intercompany payables (receivables)	3,370,039	(3,497,093)	127,054	-	-
Long-term debt	2,510,621	22,849	23,844	-	2,557,314
Other liabilities	815,587	347,823	127,221	-	1,290,631
Shareholders’ equity	5,152,361	8,636,990	2,583,369	(11,220,359)	5,152,361
Total liabilities and shareholders’ equity	$12,449,411	$6,484,079	$4,944,079	$(11,220,359)	$12,657,210

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 29, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,468,264	$4,106,415	$(297,195)	$11,277,484
Cost of sales	-	6,066,934	3,513,004	(297,195)	9,282,743
Gross profit	-	1,401,330	593,411	-	1,994,741
Operating expenses	233,495	867,488	561,133	-	1,662,116
Operating income (loss)	(233,495)	533,842	32,278	-	332,625
Interest expense (income)	60,312	(28,495)	407	-	32,224
Other expense (income), net	(761)	2,626	1,853	-	3,718
Earnings (losses) before income taxes	(293,046)	559,711	30,018	-	296,683
Income tax (benefit) provision	(111,880)	215,944	11,682	-	115,746
Equity in earnings of subsidiaries	362,103	-	-	(362,103)	-
Net earnings	180,937	343,767	18,336	(362,103)	180,937
Other comprehensive income (loss)	(70,505)	-	(35,397)	35,397	(70,505)
Comprehensive income	$110,432	$343,767	$(17,061)	$(326,706)	$110,432

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 30, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,402,853	$3,791,430	$(267,912)	$10,926,371
Cost of sales	-	6,004,055	3,247,746	(267,912)	8,983,889
Gross profit	-	1,398,798	543,684	-	1,942,482
Operating expenses	170,552	923,539	511,189	-	1,605,280
Operating income (loss)	(170,552)	475,259	32,495	-	337,202
Interest expense (income)	78,811	(46,812)	2,216	-	34,215
Other expense (income), net	(1,167)	(1,562)	(681)	-	(3,410)
Earnings (losses) before income taxes	(248,196)	523,633	30,960	-	306,397
Income tax (benefit) provision	(86,139)	180,656	10,463	-	104,980
Equity in earnings of subsidiaries	363,474	-	-	(363,474)	-
Net earnings	201,417	342,977	20,497	(363,474)	201,417
Other comprehensive income (loss)	(15,011)	-	(27,886)	27,886	(15,011)
Comprehensive income	$186,406	$342,977	$(7,389)	$(335,588)	$186,406

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 29, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$22,578,687	$12,525,535	$(874,502)	$34,229,720
Cost of sales	-	18,337,015	10,742,028	(874,502)	28,204,541
Gross profit	-	4,241,672	1,783,507	-	6,025,179
Operating expenses	572,901	2,609,570	1,680,108	-	4,862,579
Operating income (loss)	(572,901)	1,632,102	103,399	-	1,162,600
Interest expense (income)	175,255	(77,913)	(4,806)	-	92,536
Other expense (income), net	(4,383)	1,170	(1,814)	-	(5,027)
Earnings (losses) before income taxes	(743,773)	1,708,845	110,019	-	1,075,091
Income tax (benefit) provision	(275,159)	632,226	40,662	-	397,729
Equity in earnings of subsidiaries	1,145,976	-	-	(1,145,976)	-
Net earnings	677,362	1,076,619	69,357	(1,145,976)	677,362
Other comprehensive income (loss)	(69,985)	-	(43,537)	43,537	(69,985)
Comprehensive income	$607,377	$1,076,619	$25,820	$(1,102,439)	$607,377

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 30, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$22,400,280	$11,202,672	$(792,775)	$32,810,177
Cost of sales	-	18,097,750	9,580,815	(792,775)	26,885,790
Gross profit	-	4,302,530	1,621,857	-	5,924,387
Operating expenses	517,896	2,722,088	1,485,768	-	4,725,752
Operating income (loss)	(517,896)	1,580,442	136,089	-	1,198,635
Interest expense (income)	220,987	(127,253)	3,591	-	97,325
Other expense (income), net	(3,780)	(2,803)	(1,057)	-	(7,640)
Earnings (losses) before income taxes	(735,103)	1,710,498	133,555	-	1,108,950
Income tax (benefit) provision	(264,865)	616,309	48,122	-	399,566
Equity in earnings of subsidiaries	1,179,622	-	-	(1,179,622)	-
Net earnings	709,384	1,094,189	85,433	(1,179,622)	709,384
Other comprehensive income (loss)	42,146	-	(497)	497	42,146
Comprehensive income	$751,530	$1,094,189	$84,936	$(1,179,125)	$751,530

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 29, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(395,328)	$884,001	$359,391	$848,064
Investing activities	(51,260)	(95,586)	(269,914)	(416,760)
Financing activities	(503,105)	(1,933)	2,908	(502,130)
Effect of exchange rates on cash	-	-	(369)	(369)
Intercompany activity	877,869	(781,629)	(96,240)	-
Net increase (decrease) in cash and cash equivalents	(71,824)	4,853	(4,224)	(71,195)
Cash and cash equivalents at the beginning of period	207,591	24,295	180,399	412,285
Cash and cash equivalents at the end of period	$135,767	$29,148	$176,175	$341,090

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 30, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(358,717)	$946,302	$171,823	$759,408
Investing activities	(86,088)	(114,569)	(388,354)	(589,011)
Financing activities	(550,593)	(2,830)	23,163	(530,260)
Effect of exchange rates on cash	-	-	2,516	2,516
Intercompany activity	669,939	(819,825)	149,886	-
Net increase (decrease) in cash and cash equivalents	(325,459)	9,078	(40,966)	(357,347)
Cash and cash equivalents at the beginning of period	471,107	34,478	183,282	688,867
Cash and cash equivalents at the end of period	$145,648	$43,556	$142,316	$331,520

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

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Other than free cash flow, any non-GAAP financial measure will be denoted as adjusted measures and exclude the impact from executive retirement plans restructuring, multiemployer pension withdrawals, severance charges, merger and integration costs associated with our pending US Foods, Inc. (US Foods) merger, change in estimate for self-insurance costs, charges from an estimate of a contingency accrual, facility closure charges and amortization of US Foods financing costs, collectively defined as (Certain Items).  More information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

Highlights

The market environment in the first 39 weeks of fiscal 2014 was challenging for many of our customers.  The third quarter was also impacted by unusually severe winter weather throughout much of the country, particularly in the months of January and February.  While our sales growth was modest in the third quarter of fiscal 2014 due to severe weather and lower levels of inflation, our sales growth in March was more robust than the prior two months and on a year-over-year basis due to improved weather and growth in our locally-managed customers.  Competitive pricing pressures and changes in customer mix resulted in lower levels of gross profit growth for the first 39 weeks of fiscal 2014;  however, our third quarter gross profit grew at a faster pace compared to the first half of fiscal 2014.  We believe these third quarter gross profit improvements are attributable to more consistent margin management practices, strengthening local trends, and the low level of inflation we experienced during much of the quarter.  Our expense management performance was favorable overall despite cost pressures in our delivery and warehouse areas.  Our improvements largely resulted from our Business Transformation initiatives, which helped drive our Broadline cost per case lower than in the first 39 weeks of fiscal 2013 and the third quarter of fiscal 2013.

Comparisons of results from the third quarter of fiscal 2014 to the third quarter of fiscal 2013:

•	Sales increased 3.2%, or $0.4 billion, to $11.3 billion.
•	Operating income decreased 1.4%, or $4.6 million, to $332.6 million.
•	Adjusted operating income increased 0.3%, or $1.1 million, to $388.3 million.
•	Net earnings decreased 10.2%, or $20.5 million, to $180.9 million.
•	Adjusted net earnings decreased 5.0%, or $11.8 million, to $222.6 million.
•	Basic and diluted earnings per share in the third quarter of fiscal 2014 were $0.31, an 8.8% decrease from the comparable prior year amounts of $0.34 per share.
•	Adjusted diluted earnings per share were $0.38 in the third quarter of fiscal 2014 and $0.40 in the third quarter of fiscal 2013, or a decrease of 5.0%.

Comparisons of results from the first 39 weeks of fiscal 2014 to the first 39 weeks of fiscal 2013:

•	Sales increased 4.3%, or $1.4 billion, to $34.2 billion.
•	Operating income decreased 3.0%, or $36.0 million, to $1.2 billion.
•	Adjusted operating income decreased 1.7%, or $22.2 million, to $1.3 billion.
•	Net earnings decreased 4.5%, or $32.0 million, to $677.4 million.
•	Adjusted net earnings decreased 2.2%, or $16.5 million, to $742.8 million.
•

Basic earnings per share in the first 39 weeks of fiscal 2014 were $1.16, a decrease of 4.1% from the comparable prior year amount of $1.21 per share.  Diluted earnings per share in the first 39 weeks of fiscal 2014 were $1.15, a 4.2%  decrease from the comparable prior year period amount of $1.20 per share.

•	Adjusted diluted earnings per share were $1.26 in the first 39 weeks of fiscal 2014 and $1.28 in the first 39 weeks of fiscal 2013, or a decrease of 1.6%.

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

Our gross margin performance has been influenced by multiple factors.  The modest level of growth in the foodservice market has created additional competitive pricing pressures which is in turn negatively impacting gross profits. Sales to our locally-managed customers, including independent restaurant customers, have not grown at the same rate as sales to our corporate-managed customers.  Gross margin from our corporate-managed customers is generally lower than other types of customers.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of value added services we typically provide to this customer group.  As a result, our gross margins have declined.  We have implemented several short-term action steps and longer term strategic initiatives to accelerate both our locally-managed sales and mitigate ongoing gross margin pressures.  Inflation can be a factor that contributes to gross margin pressure; however, inflation rates have remained relatively stable over the past year.  Recently, we have seen increasing inflation in the meat and dairy categories which represent approximately 30% of our annual sales.  There are some indications that inflation may increase in future months particularly with these “center of plate” items.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can be difficult to pass on to our customers and inflation can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.

We have experienced higher operating expenses this fiscal year as compared to fiscal 2013, stemming from higher case volumes, some of which is attributable to our acquired operations, partially offset by lower business transformation expenses and benefits from business transformation initiatives.  We have experienced a decrease in pay-related expenses in the selling and information technology areas due to initiatives from our Business Transformation Project.  Other areas of pay-related expense have increased primarily from acquired companies and within delivery areas of our business.  Our retirement-related expenses consist primarily of costs from our company-sponsored qualified pension plan (Retirement Plan), our Supplemental Executive Retirement Plan (SERP) and our defined contribution plan.  Our Retirement Plan was substantially frozen and the SERP was completely frozen in fiscal 2013, and our defined contribution plan was enhanced with greater benefits.  The net impact of these actions is a reduction in retirement-related costs for fiscal 2014 as compared to fiscal 2013.  We have incurred additional costs in connection with the proposed merger with US Foods announced in the second quarter of fiscal 2014 primarily from integration planning and due diligence costs.  We anticipate incurring additional costs as we begin planning for integration of the two companies as well as other financing costs incurred in connection with the proposed merger.  The proposed merger is undergoing regulatory review by the Federal Trade Commission and we estimate the merger will close in the first quarter of fiscal 2015.

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

The five strategies above are designed to drive sustainable profitable growth, increase asset optimization and free cash flow and increase operating margins.  Consistent with these three objectives, in the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  US Foods is a leading foodservice distributor in the U.S. that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following the completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas. At closing, Sysco is expected to have annual sales of approximately $65 billion and with successful integration, we believe at least $600 million in estimated annual synergies can be obtained in the combined company over a three to four year time period.  Expenses to achieve synergies are estimated to be $700 million to $800 million to occur over a three year time frame once the acquisition has closed.  We anticipate some level of capital expenditures primarily for internal use software and other computer equipment; however, amounts have not been estimated at this time.  As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of April 26, 2014, the merger consideration is estimated as follows:  approximately $3.6 billion for the equity of US Foods, comprised of $3.1 billion of Sysco common stock valued using the seven day average through April 25, 2014 and $500 million of cash. US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of December 28, 2013, bringing the total enterprise value to $8.4 billion as of April 26, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  We have secured a fully committed bridge financing and expect to issue permanent financing prior to closing.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13%, of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission, which will likely take between three to six months.  We expect the transaction to close in the first quarter of fiscal 2015.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled that would be recognized as an expense.

Business Transformation Project

Our multi-year Business Transformation Project consists of several initiatives including:

•

the design and deployment of an enterprise resource planning (ERP) system to implement an integrated software system to support a majority of our business processes and further streamline our operations;

•	initiatives to lower our operating cost structure; and
•

initiatives to lower our product cost including a category management initiative to use market data and customer insights to lower product pricing and enhance our product assortment to drive sales growth.

With respect to our ERP system, we successfully installed a major scheduled update to the system and have deployed the system to eight locations as of March 29, 2014 and two additional locations through April 2014.  We are continuing to define a larger scale deployment schedule.  We have experienced greater capitalization of costs in fiscal 2014 as compared to fiscal 2013 incurred to develop system improvements and believe our capital spending for fiscal 2014 will be in the range of $30 million to $40 million.  We believe our total business transformation expenses will be in the range of $275 million to $300 million for fiscal 2014.    Our business transformation expenses are decreasing due to lower employee costs that were attributed to our Business Transformation Project due to a change in allocation for employees that are not dedicated full time to the project.  Only full time employee costs are included in fiscal 2014 while fiscal 2013 included all employee costs.  Additional contributors to the decreases include an increased level of capitalization on amounts spent for system improvements and reduced level of spend with consultants in fiscal 2014.

We are seeking to lower our operating cost structure through various initiatives.  These include efforts to increase our productivity in the warehouse and delivery activities including fleet management and maintenance activities.  It also involves improving sales productivity and reducing general and administrative expenses, partially through aligning compensation and benefit plans.  Efforts from our cost transformation initiatives in fiscal 2013 continue to benefit fiscal 2014.  Our ongoing initiatives include items in our delivery and warehouse operations such as route optimization, warehouse and delivery scorecards to track performance and enhance accountability, consolidated procurement of parts and forklift equipment and optimizing our fleet.

We also seek to lower our product costs through various initiatives such as our category management initiative.  This initiative is designed to lower our total product costs and to align our product assortment with customer demand.  We are using market data and customer insights to make changes to our product assortment while building strategic partnerships with our suppliers to grow our sales and our suppliers’ sales.  We believe there are opportunities to more effectively provide the products that our customers want, commit to greater volumes with our suppliers and create mutual benefits for all parties.  We believe that procuring greater quantities with select vendors will result in reduced prices for our product purchases.  By the end of fiscal year 2014, we expect to have launched all of the categories in the pilot and wave one categories and the majority of our wave two categories.  These represent approximately $5 billion to $7 billion in annual spend and approximately one-third of the total addressable spend.  We continue to believe this initiative will provide benefits to our customers and savings for us over the next few years.

 Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 29, 2014	Mar. 30, 2013	Mar. 29, 2014	Mar. 30, 2013

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.3	82.2	82.4	81.9
Gross margin	17.7	17.8	17.6	18.1
Operating expenses	14.8	14.7	14.2	14.4
Operating income	2.9	3.1	3.4	3.7
Interest expense	0.3	0.3	0.3	0.3
Other expense (income), net	0.0	(0.0)	(0.0)	(0.0)
Earnings before income taxes	2.6	2.8	3.1	3.4
Income taxes	1.0	1.0	1.1	1.2
Net earnings	1.6%	1.8%	2.0%	2.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period	39-Week Period

Sales	3.2%	4.3%
Cost of sales	3.3	4.9
Gross margin	2.7	1.7
Operating expenses	3.5	2.9
Operating income	(1.4)	(3.0)
Interest expense	(5.8)	(4.9)
Other expense (income), net	(209.0) (1)	(34.2) (2)
Earnings before income taxes	(3.2)	(3.1)
Income taxes	10.3	(0.5)
Net earnings	(10.2)%	(4.5)%

Basic earnings per share	(8.8)%	(4.1)%
Diluted earnings per share	(8.8)	(4.2)

Average shares outstanding	(0.6)	(0.4)
Diluted shares outstanding	(0.4)	(0.2)

(1)	Other expense (income), net was expense of $3.7 million in the third quarter of fiscal 2014 and $3.4 million in the third quarter of fiscal 2013.
(2)	Other expense (income), net was income of $5.0 million in the first 39 weeks of fiscal 2014 and $7.6 million in the first 39 weeks of fiscal 2013.

Sales

Sales were 3.2% higher in the third quarter and 4.3% higher in the first 39 weeks of fiscal 2014 than in the comparable period of the prior year.  Sales for third quarter of fiscal 2014 increased as a result of case volume growth, product cost inflation and the resulting increase in selling prices.  Sales for the first 39 weeks of fiscal 2014 increased as a result of sales from acquisitions that occurred within the last 12 months, case volume growth and product cost inflation and the resulting increase in selling prices.  The third quarter was also impacted by unusually severe winter weather throughout much of the country particularly in the months of January and February.  However, our sales growth in March was more robust than the prior two months and on a year-over-year basis at 5.5% due to improved weather and growth in our locally-managed customers.  Our sales growth in the first 39 weeks of fiscal 2014 was greater with our corporate-managed customers as compared to sales growth with our locally-managed customers.  We believe our locally-managed customer growth has been negatively influenced by market conditions including the impact of lower consumer spend; however, our sales growth with our locally-managed customers was slightly less than our corporate-managed customers in the third quarter consistent with the improvements experienced in March.  Case volumes including acquisitions within the last 12 months grew approximately 3.0% in the third quarter and 3.8% in the first 39 weeks of fiscal 2014.  Case volumes excluding acquisitions within the last 12 months grew approximately 2.3% in the third quarter and first 39 weeks of fiscal 2014.  Our case volumes represent our results from our Broadline and SYGMA segments combined.  Sales from acquisitions within the last 12 months favorably impacted sales by 0.8% in the third quarter and 1.6% in the first 39 weeks of fiscal 2014.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 0.9% during the third quarter and 1.3% for the first 39 weeks of fiscal 2014.  Recently, we have seen increasing inflation in the meat and dairy categories which represent approximately 30% of our annual sales.   There are some indications that inflation may increase in future months particularly with these “center of plate” items.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.9% in the third quarter of fiscal 2014 and 0.6% in first 39 weeks of fiscal 2014.

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

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 29, 2014	13-Week Period Ended Mar. 30, 2013	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$1,994,741	$1,942,482	$52,259	2.7%
Operating expenses	1,662,116	1,605,280	56,836	3.5
Operating income	$332,625	$337,202	$(4,577)	(1.4)%

Gross profit	$1,994,741	$1,942,482	$52,259	2.7%
Adjusted operating expenses (Non-GAAP)	1,606,393	1,555,212	51,181	3.3
Adjusted operating income (Non-GAAP)	$388,348	$387,270	$1,078	0.3%

	39-Week Period Ended Mar. 29, 2014	39-Week Period Ended Mar. 30, 2013	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands)
Gross profit	$6,025,179	$5,924,387	$100,792	1.7%
Operating expenses	4,862,579	4,725,752	136,827	2.9
Operating income	$1,162,600	$1,198,635	$(36,035)	(3.0)%

Gross profit	$6,025,179	$5,924,387	$100,792	1.7%
Adjusted operating expenses (Non-GAAP)	4,770,589	4,647,628	122,961	2.6
Adjusted operating income (Non-GAAP)	$1,254,590	$1,276,759	$(22,169)	(1.7)%

Operating income for the third quarter and first 39 weeks of fiscal 2014 was lower than the comparable periods of fiscal 2013 primarily from a lower rate of growth in our gross profit, expenses attributable to volume growth, including payroll, expenses from our acquired operations, increased delivery and warehouse costs and higher corporate expenses.  These were partially offset by lower sales organization costs, lower retirement-related expenses and decreased Business Transformation Project expenses.  Adjusted operating income for the third quarter was slightly higher than the third quarter of fiscal 2013.  Adjusted operating income for the first 39 weeks of fiscal 2014 was lower than the first 39 weeks of fiscal 2013 primarily from a lower rate of growth in our gross profits, expenses attributable to volume growth, including payroll, expenses from our acquired operations, increased delivery and warehouse costs and higher corporate expenses.  These were partially offset by lower sales organization costs, lower retirement-related expenses and decreased Business Transformation Project expenses.  As a percentage of sales, we experienced favorable expense management partially from benefits from our business transformation initiatives.

Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2014 as compared to the third quarter and first 39 weeks of fiscal 2013 primarily due to increased sales volumes.  Gross margin, which is gross profit as a percentage of sales, was 17.69% in the third quarter of fiscal 2014, a decline of 9 basis points from the gross margin of 17.78% in the third quarter of fiscal 2013.  Gross margin was 17.60% in the first 39 weeks of fiscal 2014, a decline of 46 basis points from the gross margin of 18.06% in the first 39 weeks of fiscal 2013.  This decline in gross margin was partially the result of increased competition resulting from a slow-growth market; however, our third quarter gross profit grew at a faster pace compared to the first half of fiscal 2014.  We believe these third quarter gross profit improvements are attributable to more consistent margin management practices, strengthening local trends, and the low level of inflation we experienced during much of the quarter.  Increased sales to lower margin corporate-managed customers also contributed to the decline in the first 39 weeks of fiscal 2014.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of value added services we typically provide to this customer group.  If sales from our locally-managed customers do not grow at the same rate as sales from these corporate-managed customers, our gross margins may continue to decline.  Inflation can be a factor that contributes to gross margin pressure; however, inflation rates have remained relatively stable over the past year.  There are some indications that inflation may increase in future months.

Operating expenses for the third quarter and first 39 weeks of fiscal 2014 increased 3.5%, or $56.8 million, and 2.9%, or $136.8 million, over the comparable prior year periods, respectively.  Adjusted operating expenses for the third quarter and the first 39 weeks of fiscal 2014 increased 3.3%, or $51.2 million, and 2.6% or $123.0 million, in the first 39 weeks of fiscal 2014 over the comparable prior year period, respectively.  These increases were primarily due to expenses attributable to volume growth, expenses from our acquired operations, increased delivery and warehouse costs and higher corporate expenses.  These were partially offset by lower sales organization costs, lower retirement-related expenses and decreased Business Transformation Project expenses.  We also experienced increased depreciation and amortization expense in both periods.  We believe favorable expense management, partially from our Business Transformation initiatives, helped to keep our operating expense increases from being greater.  Sysco’s results of operating expenses are impacted by Certain Items which are expenses that can be non-recurring or not a part of our everyday operations.  While the nature of these certain items can vary from period the period, the year over year change in these items was not a significant driver to the results of our third quarter and first 39 weeks.  See more information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Operating Expenses Impacting Adjusted Operating Income

Pay-related expenses, excluding labor costs associated with our Business Transformation Project, US Foods integration planning and retirement-related expenses, increased by $28.3 million in the third quarter and $8.5 million in the first 39 weeks of fiscal 2014 over the comparable prior year periods.  The increases experienced were primarily due to costs from companies acquired in the last 12 months as well as increased delivery and warehouse compensation, partially attributable to case growth.  Pay-related costs have also increased at our corporate office as certain employee costs attributed to our Business Transformation Project in fiscal 2013 are no longer attributed to the Business Transformation Project in fiscal 2014 due to a change in allocation methodology.  In fiscal 2013, we allocated internal associates based upon estimates of the percentage of time they spent on the project.  In fiscal 2014, only associates that that are dedicated full time to the project are included in Business Transformation Project costs.  Benefits from our Business Transformation initiatives have helped in lowering the rate of growth in these expenses particularly in our sales area for both the third quarter and first 39 weeks of fiscal 2014.  During fiscal 2013, we streamlined our sales management organization and modified marketing associate compensation plans.  The first 39 weeks was also impacted by a reduction in pay in the information technology area, resulting from the restructuring of this department in fiscal 2013, which reduced headcount in this area.  Lower provisions for management incentive plans also contributed to the decline in pay-related expenses for the first 39 weeks of fiscal 2014.

Depreciation and amortization expense increased by $7.5 million in the third quarter and $29.1 million in the first 39 weeks of fiscal 2014 over the comparable prior year periods.  The increase in amortization expenses related to our Business Transformation Project is described below.  The remaining increase of $4.4 million in the third quarter and $20.0 million in the first 39 weeks of fiscal 2014 was primarily related to amortization of acquisition-related intangibles and depreciation on assets that were not placed in service in the third quarter and first 39 weeks of fiscal 2013 that were in service in the third quarter and first 39 weeks of fiscal 2014.

Our retirement-related expenses consist primarily of costs from our Retirement Plan, SERP and our defined contribution plan.  As a part of our Business Transformation initiatives, our Retirement Plan was substantially frozen and the SERP was completely frozen in fiscal 2013, and our defined contribution plan was enhanced with greater benefits.  The net impact in the third quarter of fiscal 2014 of our retirement-related expenses as compared to the third quarter of fiscal 2013 was a decrease of $31.2 million, consisting of a $30.9 million decrease in our net company-sponsored pension costs and approximately $0.3 million for other costs.   The net impact in the first 39 weeks of fiscal 2014 of our retirement-related expenses as compared to the first 39 weeks of fiscal 2013 was a decrease of $58.8 million, consisting of a $102.6 million decrease in our net company-sponsored pension costs and approximately $5.1 million for other costs, partially offset by $48.9 million increased costs from the defined contribution plan. We expect our retirement-related expenses in fiscal 2014 as compared to fiscal 2013 will decrease approximately $85 million to $95 million from reduced pension expenses, partially offset by increased defined contribution plan expenses.  A greater portion of the decrease will occur in the second half of fiscal 2014 due to operation of our enhanced, defined contribution plan for a one-year period.  Excluding $21 million of restructuring charges taken in fiscal 2013 and the charges estimated for fiscal 2014, the decrease in fiscal 2014 is expected to be approximately $65 million to $75 million.

Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $70.7 million in the third quarter of fiscal 2014 and $83.2 million in the third quarter of fiscal 2013, representing a decrease of $12.5 million.  Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $197.6 million in the first 39 weeks of fiscal 2014 and $242.3 million in the first 39 weeks of fiscal 2013, representing a decrease of $44.7 million.  The decrease in the third quarter and first 39 weeks of fiscal 2014 resulted from reduction in certain employee costs that were attributed to our Business Transformation Project in fiscal 2013 that are no longer attributed to the Business Transformation Project in fiscal 2014 due to a change in allocation methodology.  In fiscal 2013, we allocated internal associates based upon estimates of the percentage of time they spent on the project.  In fiscal 2014, only associates that that are dedicated full time to the project are included in Business Transformation Project costs.  Additional contributors to the decreases include an increased level of capitalization on amounts spent for system improvements to enhance stability and scalability reduced level of spend with consultants as compared to the comparable period in fiscal 2013.  The decrease in the first 39 weeks was partially offset by an increase in depreciation and amortization expense related to the Business Transformation Project of $9.1 million in the first 39 weeks of fiscal 2014 over the first 39 weeks of fiscal 2013.  Amortization commenced in August of fiscal 2013; therefore, the first 39 weeks of fiscal 2013 only included eight months of amortization expense.  As a result of the lower trend in these expenses, we expect these expenses to be in the range of $275 million to $300 million for fiscal 2014.

Operating expense on a cost per case basis for our Broadline companies decreased $0.03 and $0.07 per case as compared to the third quarter and first 39 weeks of fiscal 2013, respectively, primarily from reduced pay-related expenses from our sales and information technology areas and lower retirement-related expenses, partially offset by increased costs from delivery and warehouse pay-related expenses.  We expect to meet or exceed our goal to reduce our Broadline companies cost per case in fiscal 2014 as compared to fiscal 2013 by approximately $0.05 per case.

Certain Items within Operating Expenses

Sysco’s results of operating expenses are impacted by Certain Items which are expenses that can be non-recurring or not a part of our everyday operations.  See more information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”   Our more significant certain items applicable for the third quarter and first 39 weeks of fiscal 2014 include costs in connection with the proposed merger with US Foods and a contingency accrual of $20 million recorded in the third quarter of fiscal 2014.  Also impacting the first 39 weeks of fiscal 2014 was a change in the estimate of our self-insurance reserve.  Our more significant certain items applicable for the third quarter and first 39 weeks of fiscal 2014 related to  withdrawal liabilities from multiemployer pension plans.

We have incurred additional costs in connection with the proposed merger with US Foods announced in the second quarter of fiscal 2014 primarily from integration planning and due diligence costs.  These costs totaled $32.4 million in the third quarter of fiscal 2014 and $36.8 million in the first 39 weeks of fiscal 2014.  We anticipate incurring additional costs as we continue planning for integration of the two companies as well as other financing costs incurred in connection with the proposed merger.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In the third quarters of fiscal 2014 and 2013, we recorded provisions of zero and $40.7 million, respectively, related to multiemployer pension plan withdrawals.  In the first 39 weeks of fiscal 2014 and fiscal 2013, we recorded provisions of $1.5 million and $43.2 million, respectively, related to multiemployer pension plan withdrawals.

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs.  The amounts in excess of the self-insured levels are fully insured by third party insurers.  Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.  In the second quarter of fiscal 2014, based on the historical trends of increased costs primarily attributable to our worker’s compensation claims, we increased our estimates of our self-insurance reserve to a higher point in an estimated range of liability as opposed to our past position at the lower end of the range. This resulted in a charge of $23.8 million in the first 39 weeks of fiscal 2014.

 Net Earnings

Net earnings decreased 10.2% in the third quarter and 4.5% in the first 39 weeks of fiscal 2014 from the comparable periods of the prior year due primarily to the changes in operating income discussed above.  Adjusted net earnings decreased 5.0% and 2.2% during the same periods.

The effective tax rate for the third quarter of fiscal 2014 of 39.01% was negatively impacted by the recording of $6.2 million of tax expense related to a non-deductible penalty that the company has estimated within a contingency accrual.  This negative impact was partially offset by the recognition of $1.0 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the third quarter of fiscal 2013 of 34.26% was favorably impacted by the recording of $4.6 million of domestic tax benefit related to a foreign tax payment and $4.5 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

The effective tax rate for the first 39 weeks of fiscal 2014 of 36.99% was favorably impacted negatively impacted by the recording of $6.2 million of tax expense related to a non-deductible penalty that the company has estimated within a contingency accrual.   This negative impact was partially offset by the recording of $4.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

Earnings Per Share

Basic and diluted earnings per share in the third quarter of fiscal 2014 were $0.31, an 8.8% decrease from the comparable prior period amount of $0.34 per share.  Adjusted diluted earnings per share in the third quarter of fiscal 2014 were $0.38 a 5.0% decrease from the comparable prior period amount of $0.40 per share.  These results were primarily from the factors discussed above related to net earnings.  We estimate that the impact of the unusually severe weather in January and February in fiscal 2014 reduced our earnings per share results by $0.01 to $0.015 per share.

Basic earnings per share in the first 39 weeks of fiscal 2014 were $1.16, a 4.1% decrease from the comparable prior year period amount of $1.21 per share.  Diluted earnings per share in the first 39 weeks of fiscal 2014 were $1.15, a 4.2% decrease from the comparable prior year period amount of $1.20 per share.  Adjusted diluted earnings per share were $1.26 in the first 39 weeks of fiscal 2014 and $1.28 in the first 39 weeks of fiscal 2013, or a decrease of 1.6%.  These decreases were primarily the result of the factors discussed above related to net earnings.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by costs from charges from restructuring our executive retirement plans, multiemployer pension charges (MEPP), severance charges, US Foods merger and integration planning costs, change in estimate of self-insurance, charges from an estimate of a contingency accrual, charges from facility closures and  amortization of US Foods financing costs.  Management believes that adjusting its operating expenses, operating income, net earnings and diluted earnings per share to remove the impact of these charges provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

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

Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Mar. 29, 2014	13-Week Period Ended Mar. 30, 2013	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,662,116	$1,605,280	$56,836	3.5%
Impact of restructuring executive retirement plans	(773)	(5,444)	4,671	(85.8)
Impact of MEPP charge	-	(40,744)	40,744	(100.0)
Impact of severance charges	(1,512)	(3,595)	2,083	(57.9)
Impact of US Foods merger and integration costs	(32,416)	-	(32,416)
Impact of contingency accrual	(20,000)	-	(20,000)
Impact of facility closure charges	(1,022)	(285)	(737)	258.6
Adjusted operating expenses (Non-GAAP)	$1,606,393	$1,555,212	$51,181	3.3%

Operating income (GAAP)	$332,625	$337,202	$(4,577)	(1.4)%
Impact of restructuring executive retirement plans	773	5,444	(4,671)	(85.8)
Impact of MEPP charge	-	40,744	(40,744)	(100.0)
Impact of severance charges	1,512	3,595	(2,083)	(57.9)
Impact of US Foods merger and integration costs	32,416	-	32,416
Impact of contingency accrual	20,000	-	20,000
Impact of facility closure charges	1,022	285	737	258.6
Adjusted operating income (Non-GAAP)	$388,348	$387,270	$1,078	0.3%

Interest expense (GAAP)	$32,224	$34,215	$(1,991)	(5.8)%
Impact of US Foods financing costs	(2,925)	-	(2,925)
Adjusted interest expense (Non-GAAP)	$29,299	$34,215	$(4,916)	(14.4)%

Net earnings (GAAP)	$180,937	$201,417	$(20,480)	(10.2)%
Impact of restructuring executive retirement plans (net of tax) (1)	471	3,579	(3,108)	(86.8)
Impact of MEPP charge (net of tax) (1)	-	26,784	(26,784)	(100.0)
Impact of severance charges (net of tax) (1)	922	2,363	(1,441)	(61.0)
Impact of US Foods merger and integration costs (net of tax) (1)	19,769	-	19,769
Impact of contingency accrual (net of tax) (1)	18,049	-	18,049
Impact of facility closure charges (net of tax) (1)	623	187	436	233.2
Impact of US Foods financing costs (net of tax) (1)	1,784	-	1,784
Adjusted net earnings (Non-GAAP)	$222,555	$234,330	$(11,775)	(5.0)%

Diluted earnings per share (GAAP)	$0.31	$0.34	$(0.03)	(8.8)%
Impact of restructuring executive retirement plans	-	0.01	(0.01)	(100.0)
Impact of MEPP charge	-	0.05	(0.05)	(100.0)
Impact of severance charges	-	-	-
Impact of US Foods merger and integration costs	0.03	-	0.03
Impact of contingency accrual	0.03	-	0.03
Impact of facility closure charges	-	-	-
Impact of US Foods financing costs	-	-	-
Adjusted diluted earnings per share (Non-GAAP)	$0.38	$0.40	$(0.02)	(5.0)%

Diluted shares outstanding	590,470,283	592,903,799

(1)

The aggregate tax impact of adjustments for executive retirement plans restructuring, MEPP charge, severance charges, US Foods merger and integration planning costs, charges from an estimate of a contingency accrual, charges from facility closures and amortization of US Foods financing costs was $32,029 and $17,155 for the third quarter of fiscal 2014 and fiscal 2013, respectively.  Amounts are calculated by multiplying the operating income impact of each item by each quarter's effective tax rate with the exception of the impact of the charges from an estimate of a contingency accrual, which has an estimated non-deductible portion.

	39-Week Period Ended Mar. 29, 2014	39-Week Period Ended Mar. 30, 2013	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$4,862,579	$4,725,752	$136,827	2.9%
Impact of restructuring executive retirement plans	(2,323)	(17,608)	15,285	(86.8)
Impact of MEPP charge	(1,451)	(43,201)	41,750	(96.6)
Impact of severance charge	(5,109)	(15,341)	10,232	(66.7)
Impact of US Foods merger and integration costs	(36,769)	-	(36,769)
Impact of change in estimate of self insurance	(23,841)	-	(23,841)
Impact of contingency accrual	(20,000)	-	(20,000)
Impact of facility closure charges	(2,497)	(1,974)	(523)	26.5
Adjusted operating expenses (Non-GAAP)	$4,770,589	$4,647,628	$122,961	2.6%

Operating Income (GAAP)	$1,162,600	$1,198,635	$(36,035)	(3.0)%
Impact of restructuring executive retirement plans	2,323	17,608	(15,285)	(86.8)
Impact of MEPP charge	1,451	43,201	(41,750)	(96.6)
Impact of severance charge	5,109	15,341	(10,232)	(66.7)
Impact of US Foods merger and integration costs	36,769	-	36,769
Impact of change in estimate of self insurance	23,841	-	23,841
Impact of contingency accrual	20,000	-	20,000
Impact of facility closure charges	2,497	1,974	523	26.5
Adjusted operating income (Non-GAAP)	$1,254,590	$1,276,759	$(22,169)	(1.7)%

Interest expense (GAAP)	$92,536	$97,325	$(4,789)	(4.9)%
Impact of US Foods financing costs	(3,093)	-	(3,093)
Adjusted interest expense (Non-GAAP)	$89,443	$97,325	$(7,882)	(8.1)%

Net earnings (GAAP)	$677,362	$709,384	$(32,022)	(4.5)%
Impact of restructuring executive retirement plans (net of tax) (1)	1,464	11,264	(9,800)	(87.0)
Impact of MEPP charge (net of tax) (1)	914	27,635	(26,721)	(96.7)
Impact of severance charge (net of tax) (1)	3,219	9,813	(6,594)	(67.2)
Impact of US Foods merger and integration costs (net of tax) (1)	23,166	-	23,166
Impact of change in estimate of self insurance (net of tax) (1)	15,021	-	15,021
Impact of contingency accrual (net of tax) (1)	18,150	-	18,150
Impact of facility closure charges (net of tax) (1)	1,573	1,263	310	24.5
Impact of US Foods financing costs (net of tax) (1)	1,949	-	1,949
Adjusted net earnings (Non-GAAP)	$742,818	$759,359	$(16,541)	(2.2)%

Diluted earnings per share (GAAP)	$1.15	$1.20	$(0.05)	(4.2)%
Impact of restructuring executive retirement plans	-	0.02	(0.02)	(100.0)
Impact of MEPP charge	-	0.05	(0.05)	(100.0)
Impact of severance charge	0.01	0.02	(0.01)	(50.0)
Impact of US Foods merger and integration costs	0.04	-	0.04
Impact of change in estimate of self insurance	0.03	-	0.03
Impact of contingency accrual	0.03	-	0.03
Impact of facility closure charges	-	-	-
Impact of US Foods financing costs	-	-	-
Adjusted diluted earnings per share (Non-GAAP)	$1.26	$1.28	$(0.02)	(1.6)%

Diluted shares outstanding	589,834,321	591,054,506

(1)

The aggregate tax impact of adjustments for executive retirement plans restructuring, MEPP charge, severance charges, US Foods merger costs, change in estimate of self insurance, charges from an estimate of a contingency accrual, charges from facility closures and amortization of US Foods financing costs was $44,627 and $28,149 for the first 39 weeks of  fiscal 2014 and fiscal 2013, respectively.  Amounts are calculated by multiplying the operating income impact of each item by each 39-week period's effective tax rate with the exception of the charges from an estimate of a contingency accrual, which has an estimated non-deductible portion.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 14, “Business Segment Information”:

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period		39-Week Period
	Mar. 29, 2014	Mar. 30, 2013	Mar. 29, 2014	Mar. 30, 2013
Broadline	6.4%	5.8%	6.5%	6.5%
SYGMA	0.6	1.0	0.6	0.9
Other	3.6	4.1	3.2	3.5

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 14, “Business Segment Information”:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	2.7%	13.3%	3.8%	3.6%
SYGMA	6.8	(36.7)	7.6	(30.6)
Other	4.0	(8.9)	5.7	(4.1)

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses and adjustments of $289.0 million and $736.5 million in the third quarter and first 39 weeks of fiscal 2014, as compared to $223.2 million and $653.2 million in the third quarter and first 39 weeks of fiscal 2013, that is not charged to our segments.  This information should be read in conjunction with Note 14, “Business Segment Information”:

	Components of Segment Results
	13-Week Period Ended
	Mar. 29, 2014		Mar. 30, 2013
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	80.7%	94.4%	81.1%	92.4%
SYGMA	13.5	1.4	13.1	2.5
Other	6.4	4.2	6.4	5.1
Intersegment sales	(0.6)	-	(0.6)	-
Total	100.0%	100.0%	100.0%	100.0%

	Components of Segment Results
	39-Week Period Ended
	Mar. 29, 2014		Mar. 30, 2013
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.0%	95.0%	81.4%	94.0%
SYGMA	13.4	1.4	13.0	2.1
Other	6.2	3.6	6.1	3.9
Intersegment sales	(0.6)	-	(0.5)	-
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s U.S., Canadian, Caribbean and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first 39 weeks of fiscal 2014, the Broadline operating results represented approximately 81.0% of Sysco’s overall sales and 95.0% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses.

Sales

Sales were 2.7% higher in the third quarter and 3.8% greater in the first 39 weeks of fiscal 2014 than in the comparable period of the prior year.  Sales for the third quarter increased as a result of case volume growth and product cost inflation and the resulting increase in selling prices.  Sales for the first 39 weeks of fiscal 2014 increased as a result of sales from acquisitions that occurred within the last 12 months, case volume growth and product cost inflation and the resulting increase in selling prices.  The third quarter was also impacted by unusually severe winter weather throughout much of the country particularly in the months of January and February.  However, our sales growth in March was more robust than the prior two months and on a year-over-year basis due to improved weather and growth in our locally-managed customers.  Our sales growth in the first 39 weeks of fiscal 2014 was greater with our corporate-managed customers as compared to sales growth with our locally-managed customers.  We believe our locally-managed customer sales growth has been negatively influenced by market conditions including the impact of lower consumer spend; however, our sales growth with our locally-managed customers in the third quarter was slightly less than our corporate-managed customers consistent with the improvements experienced in March.  Sales from acquisitions within the last 12 months favorably impacted sales by 1.0% for the third quarter and 2.0% for the first 39 weeks of fiscal 2014.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 0.9% for the third quarter and 1.1% for the first 39 weeks of fiscal 2014.  Recently, we have seen increasing inflation in the meat and dairy categories. The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.1% in the third quarter and 0.8% for the first 39 weeks of fiscal 2014.

Operating Income

Operating income increased by 13.3% in the third quarter and 3.6% in the first 39 weeks of fiscal 2014 over the comparable prior year periods.  Both periods of fiscal 2013 included $40.7 million charge related to the withdrawal from a multiemployer pension plan.  No such significant charge was applicable in the comparable periods of fiscal 2014.  We also experienced growth in our gross profits, increased expenses attributable to volume growth, expenses from our acquired operations, increased delivery and warehouse, partially offset by lower sales organization costs and retirement-related expenses.  As a percentage of sales, we experienced favorable expense management partially from benefits from our business transformation initiatives.

Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2014 primarily due to increased sales.  Gross profit dollars increased at the same rate as sales for the third quarter but at a lower rate than sales for the first 39 weeks of fiscal 2014.  This lack of growth in gross margin for the third quarter and decline in gross margin for the first 39 weeks of fiscal 2014 was partially the result of increased competition resulting from a slow-growth market.  Increased sales to lower margin corporate-managed customers also contributed to the decline in the first 39 weeks of fiscal 2014.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of valued added services we typically provide to this customer group.  If sales from our locally-managed customers do not grow at the same rate as sales from these corporate-managed customers, our gross margins may continue to decline.  Inflation can be a factor that contributes to gross margin pressure; however, inflation rates have remained relatively stable over the past year.  There are some indications that inflation may increase in future months.

Operating expenses for the Broadline segment decreased in the third quarter and increased in the first 39 weeks of fiscal 2014 as compared to the third quarter and first 39 weeks of fiscal 2013.  The decrease in expenses in the third quarter of fiscal 2014 compared to fiscal 2013 is the result of a $40.7 million charge related to the withdrawal from a multiemployer pension plan incurred in the third quarter of fiscal 2013.  No such significant charge was applicable in the comparable periods of fiscal 2014.  Absent this charge, expenses increased primarily from volume growth and acquired operations.  The increase in expenses for the first 39 weeks of fiscal 2014 as compared to the first 39 weeks of fiscal 2013 were driven largely by expenses from acquired operations, expenses attributable to volume growth and increased depreciation and amortization expense.  Pay-related expenses increased primarily from added costs from companies acquired in the last 12 months as well as increased delivery and warehouse compensation, partially attributable to case growth.  Depreciation and amortization increased primarily from assets that were not placed in service in the third quarter and first 39 weeks of fiscal 2014 that were in service in the third quarter and first 39 weeks of fiscal 2014.  These increases were partially offset by reduced sales and information technology pay-related expenses.  Retirement-related costs decreased primarily from the plan freezes that occurred in fiscal 2013.  Our expense on a cost per case basis decreased as compared to the third quarter and first 39 weeks of fiscal 2013 primarily from reduced pay-related expenses from our sales and information technology areas and lower retirement-related expenses, partially offset by increased costs from delivery and warehouse pay-related expenses.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 6.8% greater in the third quarter and 7.6% greater in the first 39 weeks of fiscal 2014 than in the third quarter and first 39 weeks of fiscal 2013.  The increase was primarily due to new customers.  Other contributors to the increase were product cost inflation and the resulting increase in selling prices and case volume increases from existing customers.

Operating Income

Operating income decreased by 36.7% in the third quarter and 30.6% in the first 39 weeks of fiscal 2014 from the third quarter and first 39 weeks of fiscal 2013.  Gross profit dollars increased 3.6% while operating expenses increased 9.0% in the third quarter of fiscal 2014 over the third quarter of fiscal 2013.  Gross profit dollars increased 2.7% while operating expenses increased 6.9% in the first 39 weeks of fiscal 2014 over the first 39 weeks of fiscal 2013.  Gross profit dollar growth was lower than sales growth primarily due to reduced fuel surcharges.  Operating expenses increased in fiscal 2014 largely due to increased delivery costs including pay-related expenses.  Also contributing to the increase in expense were startup costs related to new customers and expenses incurred for a facility consolidation.

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

Operating income decreased 8.9% in the third quarter and 4.1% in the first 39 weeks of fiscal 2014 over the third quarter and first 39 weeks of fiscal 2013.  The decrease in operating income was primarily driven by startup costs from our Sysco Ventures operations, partially offset by increased earnings from our specialty produce and lodging industry products segments.  Additionally, retirement-related expenses were greater for these companies for the first 39 weeks of fiscal 2014 as our enhanced defined contribution plan became effective January 1, 2013, and some of these operations were not a part of prior benefit plans.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 39 weeks of fiscal 2014 to the first 39 weeks of fiscal 2013:

•	Cash flows from operations were $848.1 million this year compared to $759.4 million last year.
•	Capital expenditures totaled $387.5 million this year compared to $373.0 million last year.
•	Free cash flow was $484.3 million this year compared to $398.5 million last year (See Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash used for acquisition of businesses was $40.5 million this year compared to $210.0 million last year.
•	Net bank borrowings were $345.6 million this year compared to zero last year.
•	Proceeds from exercises of share-based compensation awards were $194.0 million this year compared to $497.7 million last year.
•	Treasury stock purchases were $332.4 million this year compared to $321.0 million last year.
•	Dividends paid were $497.8 million this year compared to $482.0 million last year.

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

Any remaining cash generated from operations may be invested in high-quality, short-term instruments.  As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions and sales of assets and businesses, and our overall capital structure.  Any transactions resulting from these evaluations may materially impact our liquidity, borrowing capacity, leverage ratios and capital availability. In the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of April 26, 2014, the merger consideration is estimated as follows:  approximately $3.6 billion for the equity of US Foods, comprised of $3.1 billion of Sysco common stock valued using the seven day average through April 25, 2014 and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of December 28, 2013, bringing the total enterprise value to $8.4 billion as of April 26, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  We have secured a fully committed bridge financing and expect to issue permanent financing prior to closing.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13%, of Sysco.  This merger is currently pending a regulatory review process by the Federal Trade Commission and we estimate the merger will close in the first quarter of fiscal 2015.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

We continue to generate substantial cash flows from operations and remain in a strong financial position, however our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.   Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and impacted our cash flows from operations.  Competitive pressures in a low growth environment have also lowered our gross margins, which in turn have caused our cash flows from operations to decrease.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.  As of March 29, 2014, we had $341.1 million in cash and cash equivalents, approximately 24% of which was held by our international subsidiaries generated from our earnings from international operations.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

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

Cash Flows

Operating Activities

We generated $848.1 million in cash flow from operations in the first 39 weeks of fiscal 2014, as compared to $759.4 million in the first 39 weeks of fiscal 2013.  This increase of $88.7 million, or 11.7%, was largely attributable to a favorable comparison on working capital.   Also contributing to the increase in cash flow from operations were several significant accruals in the first 39 weeks of fiscal 2014 and an increase in non-cash depreciation and amortization.  Partially offsetting these favorable comparisons was a   negative comparison on pension expense and contributions, a negative comparison on multiemployer pension withdrawal provisions and payments and reduced net earnings.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a favorable comparison of $209.9 million on the comparison of cash flow from operations for the first 39 weeks of fiscal 2014 to the first 39 weeks of fiscal 2013.  Both periods were affected by increases in accounts receivable and inventory resulting from increases in sales as well as a seasonal change in volume and customer mix.  Our sales growth in fiscal 2014 has been greater with our corporate-managed customers and payment terms for these types of customers are traditionally longer than average.  Inventory levels can also increase for these types of customers due to the number of proprietary items these customers often require.  Due to normal seasonal patterns, sales to our corporate-managed customers and school districts represented a larger percentage of our sales at the end of each first 39 week period as compared to the end of each prior fiscal year.  The impact the deterioration in both accounts receivable and inventory turnover from the end of the prior fiscal year was less pronounced in the first 39 weeks of fiscal 2014 than the first 39 weeks of fiscal 2013.  The increases in accounts payable in both periods were affected by the normal trend due to the seasonal change in volume and customer mix and partially offset the deterioration in accounts receivable and inventory turnover.  However, the year-over-year impact of the change in accounts payable is favorable to cash flow from operations due to working capital improvements in accounts payable such as extending invoice payment days.

Included in the change in accrued expenses were several significant accruals unique to the first 39 weeks of fiscal 2014, which contributed $80.2 million to the favorable comparison on cash flow from operations for the first 39 weeks of fiscal 2014 to the first 39 weeks of fiscal 2013.  Partially offsetting the favorable impact of the significant accruals was a negative comparison of $63.3 million on multiemployer withdrawal provisions and payments.  The first 39 weeks of fiscal 2014 included a provision for multiemployer pension withdrawal of $1.5 million and a payment of $40.7 million, which resulted in a decrease to accrued expenses.  The first 39 weeks of fiscal 2013 included a provision for multiemployer pension withdrawal of $43.2 million and a payment of $19.1 million, which resulted in an increase to accrued expenses.

Included in the change in other long-term liabilities was a negative comparison on pension expense and contributions, which contributed $103.6 million to the unfavorable comparison on cash flow from operations for the first 39 weeks of fiscal 2014 to the first 39 weeks of fiscal 2014.  Pension expense was $3.6 million and pension contributions were $18.5 million in the first 39 weeks of fiscal 2014, which resulted in a decrease to other long-term liabilities.  Pension expense was $106.2 million and pension contributions were $17.5 million in the first 39 weeks of fiscal 2013, which resulted in an increase to other long-term liabilities.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2014 primarily included facility replacements and expansions, fleet, warehouse equipment and technology.

During the first 39 weeks of fiscal 2014, in the aggregate, we paid cash of $40.5 million for acquisitions made during fiscal 2014.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash including dividend payments, share repurchases and acquisitions.  We do not mean to imply that free cash flow is necessarily available for discretionary expenditures, however, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of increased cash provided by operating activities and increased proceeds from sales of plant and equipment, partially offset by increased capital spending, free cash flow for the first 39 weeks of fiscal 2014 increased 21.5%, or $85.8 million, to $484.3 million as compared to the first 39 weeks of fiscal 2013.  We expect the level of increase for the full fiscal year to be moderate given the strong free cash flow performance we achieved in the fourth quarter of fiscal 2013.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	39-Week Period Ended Mar. 29, 2014	39-Week Period Ended Mar. 30, 2013	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$848,064	$759,408	$88,656	11.7%
Additions to plant and equipment	(387,451)	(373,048)	(14,403)	(3.9)
Proceeds from sales of plant and equipment	23,695	12,115	11,580	95.6
Free Cash Flow (Non-GAAP)	$484,308	$398,475	$85,833	21.5%

Financing Activities

 Equity Transactions

Proceeds from exercises of share-based compensation awards were $193.9 million in the first 39 weeks of fiscal 2014, as compared to $497.7 million in the first 39 weeks of fiscal 2013.  The decrease in proceeds in the first 39 weeks of fiscal 2014 was due to an decrease in the number of options exercised in this period, as compared to the first 39 weeks of fiscal 2013, specifically in the third quarter.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

Shares repurchased during the first 39 weeks of fiscal 2014 were 10,059,000 shares at a cost of $332.4 million, as compared to 10,000,000 shares at a cost of $321.0 million in the first 39 weeks of fiscal 2013.  In August 2013, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $720 million.  The authorization expires on August 23, 2015.  There were no additional shares repurchased through April 26, 2014, resulting in a remaining authorization by our Board of Directors to repurchase up to 11,655,197 shares, based on the trades made through that date.  Our share repurchase strategy is to purchase enough shares to keep our average shares outstanding relatively constant over time, excluding the impact of the 87 million shares to be issued upon closing of the potential merger with US Foods.  The number of shares we repurchase, if any, in the remainder of fiscal 2014 will be dependent on many factors, including the level of future stock option exercises as well as competing uses for available cash.

Dividends paid in the first 39 weeks of fiscal 2014 were $497.8 million, or $0.85 per share, as compared to $482.0 million, or $0.82 per share, in the first 39 weeks of fiscal 2013.  In February 2014, we declared our regular quarterly dividend for the fourth quarter of fiscal 2014 of $0.29 per share, which was paid in April 2014.

Debt Activity and Borrowing Availability

We have uncommitted bank lines of credit, which provide for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding as of March 29, 2014.  There were no borrowings outstanding as of April 26, 2014.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   In January 2014, Sysco and Sysco International, ULC, extended and increased the size of the revolving credit facility described above that supports the company’s U.S. and Canadian commercial paper programs.  The facility was increased to $1.5 billion with an expiration date of December 29, 2018, but is subject to further extension.  The other terms and conditions of the extended facility are substantially the same.    There were $441.1 million of commercial paper issuances outstanding as of March 29, 2014.   As of April 26, 2014, commercial paper issuances outstanding were $641.3 million.  We utilize our commercial paper issuances for normal day-to-day operations which may cause outstanding issuances to vary.

During the 39 week period ended March 29, 2014, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $769.5 million.  During the first 39 weeks of fiscal 2014 and 2013, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.17% and 0.19%, respectively.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility, which provides for capital needs for the company’s European subsidiaries.  In September 2013, the facility was extended and increased to €100.0 million (Euro).  This facility provides for unsecured borrowings and expires September 24, 2014, but is subject to extension.  Outstanding borrowings under this facility were €52.0 million (Euro) as of March 29, 2014 and April 26, 2014.

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

The following transactions were entered in contemplation of securing financing and hedging interest rate risk relating to our assumption or refinancing of US Foods’ net debt that will occur upon the closing of the proposed merger (discussed further under Trends and Strategy).

In December 2013, we secured a commitment for an unsecured bridge facility in the amount of $3.3865 billion in connection with our proposed merger with US Foods.  In January 2014, this bridge facility commitment was replaced with a $3.3865 billion bridge term loan agreement with multiple lenders.  We may borrow up to $3.3865 billion in term loans on the closing date of the US Foods acquisition to fund the acquisition, refinance certain indebtedness of US Foods and pay related fees and expenses. The facility expires on March 8, 2015, but is subject to extension if regulatory approvals have not yet been obtained.   Borrowings under the bridge term loan agreement are guaranteed by the same subsidiaries of Sysco that are guarantee the company’s revolving credit facility, and in certain circumstances may also be guaranteed by US Foods after closing of the merger. As an alternative to using our bridge facility, we intend to issue permanent financing prior to closing of the transaction.

In January 2014, we entered into two forward starting swap agreements with notional amounts totaling $2.0 billion. We designated these derivatives as cash flow hedges of the variability in the expected cash outflows of interest payments on 10-year and 30-year debt forecasted to be issued in fiscal 2015 due to changes in the benchmark interest rates.

In January 2014, we extended and increased the size of the revolving credit facility described above that supports our U.S. and Canadian commercial paper programs.  The facility was increased to $1.5 billion with an expiration date of December 29, 2018, but is subject to further extension.  The other terms and conditions of the extended facility are substantially the same.

In March 2014, we repaid the 4.6% senior notes totaling $200.0 million at maturity utilizing a combination of cash flow from operations and commercial paper issuances.

Other Considerations

Multiemployer Plans

As discussed in Note 7, “Multiemployer Employee Benefit Plans,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could be as much as $90.0 million as of March 29, 2014 and April 26, 2014, based on the latest available information as of each date.   These estimates exclude plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

As of March 29, 2014, June 29, 2013 and March 30, 2013, Sysco had approximately $1.5 million, $40.7 million and $54.8 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.

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

Potential Contingencies Impacting Liquidity

In the third quarter of fiscal 2014, we recorded a contingency accrual of $20 million which represents our current estimate of a potential liability related to our legal proceedings.

Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Sysco has posted approximately $31.2 million in letters of credit, representing a partial payment of the audit assessments, in order to appeal the Canadian Revenue Authority assessments of transfer pricing adjustments relating to our cross border procurement activities through our former purchasing cooperative on our fiscal 2004 and 2005 years.  We are protesting these adjustments through appeals and competent authority.  If assessed on later years under these same positions, we could have to pay cash or post additional letters of credit in order to appeal these further assessments.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, contains a table that summarizes our obligations and commitments to make contractual future cash payments as of June 29, 2013.  Since June 29, 2013, there have been no material changes to our contractual obligations other than as described below.

The following table sets forth, as of March 29, 2014, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Unrecorded Contractual Obligations:
Purchase obligations (1)	$3,946,811	$2,886,337	$1,039,425	$21,032	$17
US Foods merger consideration (2)	5,300,000	500,000	-	-	4,800,000

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

(2)

In the second quarter of fiscal 2014, the company announced an agreement to merge with US Foods.  Sysco has agreed to pay approximately $3.6 billion for the equity of US Foods, comprising $3.1 billion of Sysco common stock valued using the seven day average through April 25, 2014 and $500 million of cash. As part of the transaction, Sysco will also assume or refinance US Foods' net debt, which is currently approximately $4.8 billion as of December 28, 2013, bringing the total enterprise value to $8.4 billion. The table above includes the cash payment and the assumption or refinancing of US Foods’ net debt.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings, and our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value;
•	Sysco’s belief regarding the impact of accounting standards updates;
•	expectations regarding debt to be issued in fiscal 2015;
•	expectations regarding our future contributions to certain multiemployer pension plans and the probability that certain plans will undergo mass withdrawals;
•	our estimated share of withdrawal liability for certain multiemployer pension plans, and our belief that our current share of the withdrawal liability could materially differ from our estimate;
•

our plans and expectations related to the proposed merger with US Foods, including our expectations regarding the timing of the closing, expected capital expenditures related to the merger, estimates regarding merger consideration, and our expectations regarding regulatory review by the Federal Trade Commission;

•	the impact of ongoing legal proceedings and estimates of potential liability;
•	the impact of greater consumer confidence on certain industry trends, and the impact of general economic conditions on consumer confidence and our business;
•	statements regarding inflation and other economic trends;
•	our plans related to locally-managed sales and ongoing gross margin pressures;
•	expectations regarding retirement-related costs for fiscal 2014;
•	expectations regarding costs we will incur in connection with the proposed merger, including costs related to pre-merger integration planning efforts;
•	expectations related to the strategies that we have identified to help us achieve our mission and vision;
•	our expectations regarding annual sales at closing of the merger with US Foods;
•	our beliefs and expectations regarding the estimated annual synergies to be obtained by Sysco, as the combined company, and the expenses to achieve such synergies;
•	our plans and expectations regarding the implementation, timing, costs and benefits of our Business Transformation Project;
•	expectations related to the deployment of the ERP system;
•	Sysco’s beliefs regarding capital spending and expenses related to the Business Transformation Project;
•	our plans related to and the expected benefits of our cost transformation initiatives;
•	our expectations regarding and the anticipated benefits of our category management initiative;
•	Sysco’s beliefs regarding procurement and the impact on prices for our product purchases;
•	expectations regarding category launches in our category management initiative;
•	expectations related to cost per case for our Broadline companies;
•	expectations regarding operating income and sales for our business segments over the long-term;
•	expectations regarding the allocation of cash generated from operations;
•	the impact of acquisitions and sales of assets and businesses on our liquidity, borrowing capacity, leverage ratios and capital availability;
•	Sysco’s expectations regarding cash held by international subsidiaries;
•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;
•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;
•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;
•	Sysco’s expectations regarding cash flows from operations over the long-term, and the factors impacting such cash flows;
•	our expectations regarding free cash flow;
•	our intentions regarding the funding of the repayment of notes at maturity;
•	our intention to issue permanent financing prior to closing of merger with US Foods;
•	expectations regarding tax expense;
•	expectations regarding potential future tax assessments;
•	Sysco’s belief regarding the source of funds to pay contributions to multiemployer pension plans, withdrawal liability and excise taxes; and
•	expectations related to our forward diesel fuel commitments.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Part II, Item 1A of this Form 10-Q and our Form 10-Q filed for the second quarter of fiscal 2014, and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013:

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

•	the risk that we may not realize anticipated benefits from our cost transformation initiatives efforts and the full anticipated benefits from our category management initiative;
•	the risk of interruption of supplies due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise;
•	the potential impact of adverse publicity or lack of confidence in our products;
•	the potential impact on our operating income if sales to our independent restaurant customers continue to grow at a lower rate than sales to our large corporate-managed customers;
•	the risks related to dependence on large regional or national customers for our sales, including the impact of losing one of these large customers, and potential pressure to lower our prices;
•	difficulties in successfully entering and operating in international markets and complimentary lines of business;
•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;
•	the potential impact of product liability claims;
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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Part II, Item 1A of this Form 10-Q and our Form 10-Q filed for the second quarter of fiscal 2014, and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

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

Interest Rate Risk

At March 29, 2014,  there was $441.1 million of commercial paper issuances outstanding.  Total debt as of March 29, 2014 was $3.1 billion, of which approximately 67% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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

The fiscal 2014 swap was settled upon maturity of the senior notes in March 2014.  As of March 29, 2014, the fiscal 2018 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $1.7 million.  The fixed interest rate on the hedged debt is 5.25% and the floating interest rate on the swap is six-month LIBOR which resets every six months in arrears.

In January 2014, in contemplation of securing financing and hedging interest rate risk relating to our assumption or refinancing of US Foods Inc.’ net debt that will occur upon closing of the proposed merger (discussed in Note 12, “Acquisitions”), we entered into two forward starting swap agreements with notional amounts totaling $2.0 billion. We designated these derivatives as cash flow hedges of the variability in the expected cash outflows of interest payments on 10-year and 30-year debt expected to be issued in fiscal 2015.  These forward starting swaps were recognized as a liability within the consolidated balance sheet at fair value within accrued expenses of $64.0 million.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During both the first 39 weeks of fiscal 2014 and fiscal 2013, fuel costs related to outbound deliveries represented approximately  0.7% of sales.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of March 29, 2014, we had forward diesel fuel commitments totaling approximately $159.1 million through May 2015.  These contracts will lock in the price of approximately  60% to 65% of our fuel purchase needs for the contracted periods at prices lower than the current market price for diesel for the remainder of fiscal 2014.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 29, 2014, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Sysco is currently deploying an enterprise resource planning system to implement an integrated software system to support a majority of its business processes. Through the third quarter of fiscal 2014, this system has been implemented at eight operating locations and within our shared business services center.  The results of these operations are material enough to Sysco’s total financial results that the implementation of the new system required us to modify our internal controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our liquidity can be negatively impacted by payments required to appeal tax assessments with certain tax jurisdictions.

Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Sysco has posted approximately $31.2 million in letters of credit in order to appeal the Canadian Revenue Authority assessments of transfer pricing adjustments relating to our cross border procurement activities through our former purchasing cooperative on our fiscal 2004 and 2005 years.   If assessed on later years under these same positions, we could have to pay cash or post additional letters of credit in order to appeal these further assessments.  If significant further payments are required, the Company’s financial condition or cash flows could be adversely affected.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the third quarter of fiscal 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 29 – January 25	3,145	$36.05	-	13,489,197
Month #2
January 26 – February 22	677,358	35.42	675,000	12,814,197
Month #3
February 23 – March 29	1,159,000	36.10	1,159,000	11,655,197

Total	1,839,503	$35.85	1,834,000	11,655,197

(1)	The total number of shares purchased includes 3,145, 2,358 and zero shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

Date: May 5, 2014

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: May 5, 2014

	By	/s/ JOEL T. GRADE
Joel T. Grade
Senior Vice President-Finance and
Chief Accounting Officer

Date: May 5, 2014

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

3.5	—	Amended and Restated Bylaws of Sysco Corporation dated November 16, 2011, incorporated by reference to Exhibit 3.5 to Form 10-Q for the quarter ended December 31, 2011 (File No. 1-6544).

10.1†#	—	First Amendment to the Amended and Restated Sysco Corporation Management Savings Plan.

10.2†#	—	First Amendment to the Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan.

10.3†#	—	First Amendment to the Amended and Restated Sysco Corporation MIP Retirement Program.

10.4†	—	Description of incentive and retention awards to named executive officers, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 27, 2014 (File No. 1-6544).

10.5†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.6	—

Amendment No. 2, dated as of January 31, 2014, to the Credit Agreement by and among Sysco Corporation, JPMorgan Chase Bank, N.A. and the lenders party thereto, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 28, 2013 (File No. 1-6544).

10.7	—

364-Day Bridge Term Loan Agreement, dated January 31, 2014, among Sysco Corporation, the Guarantors party thereto, the Lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended December 28, 2013 (File No. 1-6544).

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Report from Ernst & Young LLP dated May 5, 2014, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 filed with the SEC on  May 5, 2014, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of March 29, 2014, June 29, 2013 and March 30, 2013, (ii) Consolidated Results of Operations for the thirteen and thirty-nine week periods ended March 29, 2014 and March 30, 2013, (iii) Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine week periods ended March 29, 2014 and March 30, 2013, (iv) Consolidated Cash Flows for the thirty-nine week periods ended March 29, 2014 and March 30, 2013, and (v) the Notes to Consolidated Financial Statements.

___________

† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

# Filed herewith

* Furnished herewith