Form 10-K
period 2014-06-28
SYSCO CORP
filed 2014-08-26
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $20,952,930,000 as of December 28, 2013 (based on the closing sales price on the New York Stock Exchange Composite Tape on December 27, 2013, as reported by The Wall Street Journal (Southwest Edition)).  As of August 13, 2014, the registrant had issued and outstanding an aggregate of 586,765,938 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2014 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

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

Founded in 1969, Sysco commenced operations as a public company in March 1970 when the stockholders of nine companies exchanged their stock for Sysco common stock.  Since our formation, we have grown from $115.0 million to $46.5 billion in annual sales, both through internal expansion of existing operations and through acquisitions.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending June 28, 2014 for fiscal 2014, June 29, 2013 for fiscal 2013 and June 30, 2012 for fiscal 2012.

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

Proposed Merger with US Foods

In the second quarter of fiscal 2014, Sysco announced an agreement to merge with US Foods, Inc. (US Foods).  US Foods is a leading foodservice distributor in the United States (U.S.) that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following the completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas.

As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of August 13, 2014, the merger consideration is estimated as follows:  approximately $3.7 billion for the equity of US Foods, comprised of $3.2 billion of Sysco common stock valued using the seven day average through August 13, 2014, and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of June 28, 2014, bringing the total enterprise value to $8.5 billion as of August 13, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.

We have secured a fully committed bridge financing and expect to issue longer-term financing prior to closing.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13%, of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission.  We expect the transaction to close by the end of the third quarter or in the fourth quarter of calendar 2014.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled, which would be recognized as an expense.

Operating Segments

Sysco provides food and related products to the foodservice or food-away-from-home industry.  Under the accounting provisions related to disclosures about segments of an enterprise, we have aggregated our operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined by accounting standards.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to their customers.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to chain restaurant customer locations.  Our other segments include our specialty produce and lodging industry products segments, a company that distributes specialty imported products, a company that distributes to international customers and the company’s Sysco Ventures platform, a suite of technology solutions that help support the business needs of Sysco’s customers.  Specialty produce companies distribute fresh produce and, on a limited basis, other foodservice products.  Our lodging industry products company distributes personal care guest amenities, equipment, housekeeping supplies, room accessories and textiles to the lodging industry.  Selected financial data for each of our reportable segments, as well as financial information concerning geographic areas, can be found in Note 21, “Business Segment Information,” in the Notes to Consolidated Financial Statements in Item 8.

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

The products we distribute include:

•	a full line of frozen foods, such as meats, seafood, fully prepared entrees, fruits, vegetables and desserts;
•	a full line of canned and dry foods;
•	fresh meats and seafood;
•	dairy products;
•	beverage products;
•	imported specialties; and
•	fresh produce.

We also supply a wide variety of non-food items, including:

•	paper products such as disposable napkins, plates and cups;
•	tableware such as china and silverware;
•	cookware such as pots, pans and utensils;
•	restaurant and kitchen equipment and supplies; and
•	cleaning supplies.

A comparison of the sales mix in the principal product categories during the last three years is presented below:

	2014	2013	2012
Fresh and frozen meats	19%	19%	19%
Canned and dry products	18	19	19
Frozen fruits, vegetables, bakery and other	13	14	14
Dairy products	11	10	10
Poultry	10	10	10
Fresh produce	8	8	8
Paper and disposables	7	8	8
Seafood	5	5	5
Beverage products	4	4	4
Janitorial products	2	2	2
Equipment and smallwares	2	1	1
Medical supplies (1)	1	-	-
	100%	100%	100%

(1) Sales are less than 1% of total for years shown with a “-“.

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

We believe that prompt and accurate delivery of orders, competitive pricing, close contact with customers and the ability to provide a full array of products and services to assist customers in their foodservice operations are of primary importance in the marketing and distribution of foodservice products to our customers.  Our operating companies offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice.  Through our approximately 12,800 sales and marketing representatives and support staff of Sysco and our operating companies, we stay informed of the needs of our customers and acquaint them with new products and services.  Our operating companies also provide ancillary services relating to foodservice distribution, such as providing customers with product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control, as well as access to various third party services designed to add value to our customers’ businesses.

No single customer accounted for 10% or more of Sysco’s total sales for the fiscal year ended June 28, 2014.

We estimate that our sales by type of customer during the past three fiscal years were as follows:

Type of Customer	2014	2013	2012
Restaurants	62%	61%	63%
Healthcare	9	10	10
Education, government	9	8	8
Travel, leisure, retail	8	8	8
Other (1)	12	13	11
Totals	100%	100%	100%

 (1)  Other includes cafeterias that are not stand alone restaurants, bakeries, caterers, churches, civic and fraternal organizations, vending distributors, other distributors and international exports.  None of these types of customers, as a group, exceeded 5% of total sales in any of the years for which information is presented.

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

We administer a consolidated product procurement program designed to develop, obtain and ensure consistent quality food and non-food products.  The program covers the purchasing and marketing of Sysco Brand merchandise, as well as products from a number of national brand suppliers, encompassing substantially all product lines.  Sysco’s operating companies purchase product from the suppliers participating in these consolidated programs and from other suppliers, although Sysco Brand products are only available to the operating companies through these consolidated programs.  We also focus on increasing profitability by lowering operating costs and by lowering aggregate inventory levels, which reduces future facility expansion needs at our broadline operating companies, while providing greater value to our suppliers and customers.  This includes the construction and operation of regional distribution centers (RDCs), which aggregate inventory demand to optimize the supply chain activities for certain products for all Sysco broadline operating companies in the region.  Currently, we have two RDCs in operation, one in Virginia and one in Florida.

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

Capital Improvements

To maximize productivity and customer service, we continue to modernize, expand and construct new distribution facilities.  During fiscal 2014, 2013 and 2012, approximately $523.2 million, $511.9 million and $784.5 million, respectively, were invested in delivery fleet, facilities, technology and other capital asset enhancements.  From time to time, we dispose of assets in the normal course of business; we consider proceeds from these asset sales to be an offset to capital expenditures.  During fiscal 2014, 2013 and 2012, capital expenditures, net of proceeds from sales of assets, were $497.4 million, $496.3 million and $776.3 million, respectively.  We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2015 should be in the range of $500 million to $550 million.  During the three years ended June 28, 2014, capital expenditures were financed primarily by internally generated funds, our commercial paper program and bank and other borrowings.  We expect to finance our fiscal 2015 capital expenditures from the same sources.

Employees

As of June 28, 2014, we had approximately 50,300 full-time employees, approximately 17% of whom were represented by unions, primarily the International Brotherhood of Teamsters.  Contract negotiations are handled by each individual operating company.  Approximately 21% of our union employees are covered by collective bargaining agreements that have expired or will expire during fiscal 2015 and are subject to renegotiation.  Since June 28, 2014, there have been no contract renegotiations.  We consider our labor relations to be satisfactory.

Competition

Industry sources estimate that there are more than 15,000 companies engaged in the distribution of food and non-food products to the foodservice industry in the U.S.  Our customers may also choose to purchase products directly from wholesale or retail outlets, including club, cash and carry and grocery stores, or negotiate prices directly with our suppliers.  Online retailers and e-commerce companies are also participants in the foodservice industry.  While we compete primarily with local and regional distributors, some organizations compete with us on a multi-region basis.  In addition, these local, regional and multi-regional distributors can create purchasing cooperatives and marketing groups to enhance their competitive abilities by expanding their product mix, improving purchasing power and extending their geographic capabilities.  We believe that the principal competitive factors in the foodservice industry are effective customer contacts, the ability to deliver a wide range of quality products and related services on a timely and dependable basis and competitive prices.  Our customers are accustomed to purchasing from multiple suppliers and channels concurrently.  Product needs, service requirements and price are just a few of the factors they evaluate when deciding where to purchase.  Customers can choose from many broadline foodservice distributors, specialty distributors that focus on specific categories such as produce, meat or seafood, other wholesale channels, club stores, cash and carry stores, grocery stores and numerous online retailers.  Since switching costs are very low, customers can make supplier and channel changes very quickly.  There are few barriers to market entry.  Existing foodservice competitors can extend their shipping distances, and add truck routes and warehouses relatively quickly to serve new markets or customers.

We consider our primary market to be the foodservice market in the U.S. and Canada and estimate that we serve about 17.4% of this approximately $255 billion annual market based on a measurement as of the end of calendar 2013.  We believe, based upon industry trade data, that our sales to the U.S. and Canada food-away-from-home industry were the highest of any foodservice distributor during fiscal 2014.  While adequate industry statistics are not available, we believe that in most instances our local operations are among the leading distributors of food and related non-food products to foodservice customers in their respective trading areas.  We believe our competitive advantages include our more than 7,000 marketing associates, our diversified product base, which includes a differentiated group of high quality Sysco brand products, the diversity in the types of customers we serve, our economies of scale and our multi-region portfolio in the U.S. and Canada, which mitigates some of the impact of regional economic declines that may occur over time.  We believe our liquidity and access to capital provides us the ability to continuously invest in business improvements.  We are the only distributor in the food-away-from-home industry in the U.S. with publicly traded equity.  While our public company status provides us with some advantages over many of our competitors, including access to capital, we believe it also provides us with some disadvantages that most of them do not have in terms of additional costs related to complying with regulatory requirements.

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

In the U.S., as a marketer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA).  The FDA regulates food safety through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point (HACCP) requirements for certain foods, and the food and color additive approval process.  The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences.  For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions.  The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program.  The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers.  We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

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

We are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates transportation of perishable and hazardous materials and waste, and similar state, provincial and local agencies.  In addition, we are also subject to the U.S. False Claims Act, and similar state statutes, which prohibit the submission of claims for payment to the government that are false and the knowing retention of overpayments.

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

Outside the U.S., our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements.

All of our company's facilities and other operations in the U.S. and elsewhere around the world are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater.  Further, most of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks.  Our policy is to comply with all such legal requirements.  We are subject to other federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials; however, these provisions do not materially impact the use or operation of our facilities.

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

As of June 28, 2014, we operated 194 distribution facilities throughout the U.S., Bahamas, Canada, Republic of Ireland and Northern Ireland.

Item 1A.  Risk Factors

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance.  This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes contained in this report.  The following discussion of risks is not all inclusive, but is designed to highlight what we believe are the most significant factors to consider when evaluating our business.  These factors could cause our future results to differ from our expectations expressed in the forward-looking statements identified on page 48 and from historical trends.

Merger-Related Risks

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

The completion of the merger with US Foods is subject to regulatory approvals, including anti-trust approval, and customary conditions, including, without limitation:

•	the approval of the stockholders of US Foods;
•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•	the accuracy of the representations and warranties in the merger agreement and compliance with the respective covenants of the parties, subject to certain qualifiers;
•	the absence of any law, proceeding, order or injunction that prohibits the consummation of the merger;
•	the absence of certain governmental actions;
•	the absence of a material adverse effect on US Foods; and
•	the receipt by US Foods of a customary tax opinion with respect to the merger.

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

Termination of the merger agreement or failure to consummate the merger with US Foods could adversely impact Sysco and, under certain conditions, could require Sysco to make a termination payment of $300 million, which could adversely impact Sysco’s stock price and would adversely impact Sysco’s liquidity and financial condition.

The merger agreement contains certain termination rights, including the right of either party to terminate the merger agreement if the merger has not occurred by March 8, 2015, subject to extension under certain circumstances.  Furthermore, if the merger agreement is terminated due to a failure to obtain required antitrust approvals, in certain circumstances Sysco will be required to pay US Foods a termination fee of $300 million.  The payment of such fee would have an adverse impact on our liquidity and financial condition.  In addition, if the merger agreement is terminated, we may suffer other negative consequences.  Our business may be negatively impacted by our management having focused its attention on acquiring US Foods instead of pursuing other advantageous business opportunities or plans.  Furthermore, we will incur substantial expenses and costs related to the merger, whether or not it is consummated, including legal, accounting and advisory fees.  Also, failure to consummate the merger may result in negative market reactions, and may have an adverse impact on Sysco’s stock price and future financial results.

Business uncertainties during the pendency of the proposed merger may adversely impact our current business operations and relationships with employees, vendors and customers.

Prospective suppliers, customers or other third parties may delay or decline to enter into agreements with us as a result of the uncertainties surrounding the proposed merger, and we may also lose current suppliers and customers as a result of these uncertainties.  Furthermore, uncertainties as to the effect of the merger transaction may adversely impact employee morale, and impede our ability to retain key employees.  The loss of key employees or union-related work stoppages could impact our ability to successfully integrate the businesses of Sysco and US Foods and fully realize the anticipated benefits of the merger.

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

The integration of two large independent companies will be complex, and we will be required to devote significant management attention and incur substantial costs to integrate Sysco’s and US Foods’ business practices, policies, cultures and operations.  This diversion of our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives, including the initiatives related to our Business Transformation Project, could result in performance shortfalls, which could adversely impact the combined company’s business, operations and financial results.  The integration process could also result in the loss of key employees, which could adversely impact the combined company’s future financial results.

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

In connection with the merger, Sysco will assume or refinance all of US Foods’ outstanding debt, which was approximately $4.8 billion, as of June 28, 2014.  Any refinancing of US Foods’ indebtedness is expected to be financed with a combination of new debt and cash on Sysco’s balance sheet.  Sysco has secured fully committed bridge financing.

Incurrence of additional indebtedness could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, and limiting our ability to obtain additional financing and implement and pursue strategic initiatives and opportunities.  Additionally, if we do not achieve the expected benefits and cost savings from the merger with US Foods, or if the financial performance of Sysco, as the combined company, does not meet current expectations, then our ability to service the debt will be adversely impacted.  Our credit ratings may also be impacted as a result of the incurrence of additional acquisition-related indebtedness.  Currently, certain credit rating agencies have put us on watch for a potential downgrade.

The merger will dilute the ownership interests of Sysco’s existing stockholders.

At the time of the consummation of the proposed merger, Sysco will issue approximately 87 million shares, or roughly 13% of Sysco’s outstanding common stock after the transaction is completed.  As a result, the ownership amounts of Sysco’s pre-merger stockholders will be diluted.  Generally, dilution will impact a stockholder’s ownership percentage and ability to influence voting results, and will likely reduce earnings per share, which could impact stock price.

Industry and General Economic Risks

Periods of significant or prolonged inflation or deflation affect our product costs and may negatively impact our profitability.

Volatile food costs have a direct impact on our industry.  Periods of product cost inflation may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, which may have a negative impact on our business and our profitability.  In addition, periods of rapidly increasing inflation may negatively impact our business due to the timing needed to pass on such increases, the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment.  Conversely, our business may be adversely impacted by periods of product cost deflation, because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage margin.  As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

Our results of operations and financial condition may be directly, adversely affected by unfavorable conditions in the US economy and local markets, as well as negative trends in consumer confidence.

The foodservice distribution industry, which is characterized by relatively low profit margins with limited demand growth expected in the near-term, is especially susceptible to negative trends and economic uncertainty.  The United States (U.S.) has experienced an uneven economic environment over the past several years.  Despite job growth experiencing a positive trend, it has yet to translate into a significant impact on overall unemployment.  The housing segment is struggling to maintain consistent, positive trends, and this segment historically has been a key driver of economic growth.  These factors indicate that consumer disposable income is increasing modestly.  In addition, our results of operations are substantially affected by local operating and economic conditions, which can vary substantially by market.  The difficult economic conditions can affect us in the following ways:

•	Unfavorable conditions can depress sales and/or gross margins in a given market.
•

Food cost and fuel cost inflation experienced by the consumer can lead to reductions in the frequency of dining out and the amount spent by consumers for food-away-from-home purchases, which could negatively impact our business by reducing demand for our products.

•	Heightened uncertainty in the financial markets negatively affects consumer confidence and discretionary spending, which can cause disruptions with our customers and suppliers.
•

Liquidity issues and the inability of our customers, vendors and suppliers to consistently access credit markets to obtain cash to support operations can cause temporary interruptions in our ability to conduct day-to-day transactions involving the payment to or collection of funds from our customers, vendors and suppliers.

The uncertainty in the economic environment has adversely affected the rate of improvement in both business and consumer confidence and spending, and uncertainty about the long-term investment environment could further depress capital investment and economic activity.

Competition in our industry may adversely impact our margins and our ability to retain customers, and makes it difficult for us to maintain our market share, growth rate and profitability.

The foodservice distribution industry is fragmented and highly competitive, with local, regional, multi-regional distributors and specialty competitors.  Furthermore, barriers to entry by new competitors, or geographic or product line expansion by existing competitors, are low.  Additionally, increased competition from non-traditional sources (such as club stores and commercial wholesale outlets with lower cost structures), and group purchasing organizations have served to further increase pressure on the industry’s profit margins, and continued margin pressure within the industry may have a material adverse impact on our operating results and profitability.  Finally, demand for food-away-from-home products is volatile and price sensitive, imposing limits on our customers’ ability to absorb cost increases.  New and increased competitive sources may result in increased focus on pricing and on limiting price increases, or may require increased discounting.  Such competition or other industry pressures may result in margin erosion and/or make it difficult for us to attract and retain customers.

Although our sales historically have grown faster than the market, industry growth rates have slowed over the past several years, and industry sources expect the lower growth rates to continue in the near-term.  These trends have placed pressure on our profit margins and made it more difficult to leverage our cost structure and pass along cost increases.  We expect these trends to continue for the foreseeable future.  If we are unable to effectively differentiate ourselves from our competitors, our market share, sales and profitability, through increased expenditures or decreased prices, could be adversely impacted.

We may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs.

Volatile fuel prices have a direct impact on our industry.  We require significant quantities of fuel for our delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel.  The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns.  On average, on-highway diesel fuel prices decreased approximately 1% in fiscal 2014 and increased approximately 2% in 2013, respectively, as compared to the prior year.  The cost of fuel affects the price paid by us for products, as well as the costs we incur to deliver products to our customers.  Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee that we will continue to be able to do so in the future.  If fuel costs increase further in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our business and our profitability.  We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at prices equal to the then-current forward price for diesel.  If fuel prices decrease significantly, these forward purchases may prove ineffective and result in our paying higher than market costs for a portion of our diesel fuel.

Business and Operational Risks

Our ability to meet our long-term strategic objectives to grow the profitability of our business depends largely on the success of the Business Transformation Project.

Our multi-year Business Transformation Project consists of:

•

the design and deployment of an Enterprise Resource Planning (ERP) system to implement an integrated software system to support a majority of our business processes and further streamline our operations;

•	initiatives to lower our cost structure; and
•	initiatives to lower our product costs.

Successfully managing deployment is critical to our business success.  While we expect all of the components of the Business Transformation Project to enhance our value proposition to customers and suppliers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.

The actual cost of the ERP system may be greater than currently expected and continued delays in the execution of deployment may adversely affect our business and results of operations.

ERP implementations are complex and time-consuming projects that involve substantial investments in system software and implementation activities over a multi-year timeframe.  Our cost estimates related to our ERP system are based on assumptions which are subject to wide variability, require a great deal of judgment, and are inherently uncertain.  Thus, the actual costs of the project in fiscal 2015 (and beyond) may be greater than currently expected.  We have encountered, and we may continue to encounter, the need for changes in design or revisions of the project calendar and budget, including incurring expenses at an earlier or later time than currently anticipated.  For example, we deployed our ERP system to five additional locations in fiscal 2014 and are continuing to experience improved functionality in many areas compared to past deployments; however, while the majority of the system functionality is performing as designed, we have continued to identify issues that we want to address before we continue deploying to additional locations.

In addition, implementation of the ERP system requires significant management attention and resources over an extended period of time and any significant design errors or delays in the implementation of the systems could materially and adversely affect our operating results.  In addition, because the implementation is expected to continue to involve a significant financial commitment, our business, results of operations and liquidity may also be adversely affected if the ERP system, and the associated process changes, do not prove to be cost effective or do not result in the cost savings and other benefits at the levels that we anticipate.  There can be no guarantee that we will be able to realize the intended results of the system software and implementation activities.

We may not realize anticipated benefits from our operating cost reduction efforts.

We have implemented a number of cost reduction initiatives that we believe are necessary to position our business for future success and growth.  Our future success and earnings growth will be significantly impacted by our ability to achieve a lower cost structure and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity and low growth rates.  A variety of factors could cause us not to realize some of the expected cost savings, including, among other things, delays in the anticipated timing of activities related to our cost savings initiatives, lack of sustainability in cost savings over time and unexpected costs associated with operating our business.  If we are unable to realize the anticipated benefits from our cost cutting efforts, we could become cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.  Furthermore, even if we realize the anticipated benefits of our cost reduction efforts, we may experience an adverse impact on our employees, customers and suppliers, which could negatively affect our sales and profits.

We may not realize the full anticipated benefits from our category management initiative.

We are in the midst of deploying our category management initiative which encompasses a rigorous process whereby we use market data and customer insights to optimize the product assortment available to our customers, strengthen strategic relationships with our suppliers, drive product innovation and increase our sales and profit margins.  If our sales associates are not able to effectively gain acceptance of the new product assortment from our customers or are not able to absorb the significant administrative and process changes required, then we may not be able to successfully execute the category management initiative in the timeline we anticipate and we may not capture all of the financial and other benefits that we anticipate.

Conditions beyond our control can interrupt our supplies and increase our product costs.

We obtain substantially all of our foodservice and related products from third-party suppliers.  For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us; however, we believe the number of long-term contracts will increase as we progress with our category management initiative.  Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested.  We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control.  These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop and other agricultural conditions, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses).  Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products.  Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period.  Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

Adverse publicity about us or lack of confidence in our products could negatively impact our reputation and reduce earnings.

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business, particularly to selling Sysco Brand products.  The Sysco brand name, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them.  Anything that damages our reputation or the public’s confidence in our products, whether or not justified, including adverse publicity about the quality, safety, sustainability or integrity of our products or relating to activities by our operations, employees, suppliers or agents could tarnish our reputation and reduce the value of our brand, and could adversely affect our revenues and profits.

Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, salmonella, listeria or swine flu) and injuries caused by food tampering could also severely injure our reputation or negatively impact the public’s confidence in our products.  If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales and profitability would be correspondingly decreased.  In addition, instances of food-borne illnesses or food tampering or other health concerns (even those unrelated to the use of Sysco products), or public concern regarding the safety of our products, can result in negative publicity about the food service distribution industry and cause our sales and profitability to decrease dramatically.

Damage to our reputation and loss of brand equity could reduce demand for our products and services.  This reduction in demand, together with the dedication of time and expense necessary to defend our reputation, will have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.  Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were to be tarnished by negative publicity including dissemination via print, broadcast or social media, or other forms of Internet-based communications.  Adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence and reduce short-term or long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations.  Any of these events could have a material negative impact on our results of operations and financial condition.

If sales to our locally-managed customers grow at a lower rate than sales to our corporate-managed customers, our operating margins may decline and our corporate-managed customers will increase their proportion of our total sales, thus subjecting us to greater risk if we lose one or more of these customers and possibly enabling these larger customers to exert greater pressure on us to reduce our prices and/or expand our services.

Our sales to corporate-managed customers have generally grown at a faster rate than our sales to locally-managed locations.  Gross margin from our corporate-managed customers is generally lower than that of our locally-managed customers because we typically sell higher volumes of products to these customers and provide a relatively lower level of value-added services than we do to locally-managed customers.  If sales to our locally-managed customers do not grow at the same or a greater rate as sales to our corporate-managed customers, our operating margins may decline.

Moreover, if sales to our corporate-managed customers increase at a faster pace of growth than sales to our locally-managed customers, we will become more dependent on corporate-managed customers as they begin to represent a greater proportion of our total sales.  Additionally, the loss of sales to the larger of these corporate-managed customers could have a material negative impact on our results of operations and financial condition.  Additionally, as a result of our greater dependence on these customers, we could be pressured by them to lower our prices and/or offer expanded or additional services at the same prices.  In that event, we would need to achieve additional cost savings to offset these price reductions and/or cost increases or our gross margins and profitability could be materially adversely affected.  We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in such an environment.

Expanding into international markets and complementary lines of business presents unique challenges, and our expansion efforts with respect to international operations and complementary lines of business may not be successful.

In addition to our domestic activities, an element of our strategy includes the possibility of further expansion of operations into international markets and the establishment of international procurement organizations.  Our ability to successfully operate in international markets may be adversely affected by local laws and customs, legal and regulatory constraints, including compliance with the Foreign Corrupt Practices Act, political and economic conditions and currency regulations of the countries or regions in which we currently operate or intend to operate in the future.  Risks inherent in our existing and future international operations also include, among others, the costs and difficulties of managing international operations, difficulties in identifying and gaining access to local suppliers, suffering possible adverse tax consequences, maintaining product quality and greater difficulty in enforcing intellectual property rights.  Additionally, foreign currency exchange rates and fluctuations thereof may have an adverse impact on our future costs or on future sales and cash flows from our international operations.

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

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

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

Product liability claims could materially impact our business.

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

We must finance and integrate acquired businesses effectively.

Historically, a portion of our growth has come through acquisitions.  If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our earnings per share may be materially adversely impacted.  Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise, or with a culture different from Sysco’s.  A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources.  Significant acquisitions may also require the issuance of material additional amounts of debt or equity, which could materially alter our debt-to-equity ratio, increase our interest expense and decrease earnings per share, and make it difficult for us to obtain favorable financing for other acquisitions or capital investments.  See “--The integration of the businesses of Sysco and US Foods may be more difficult, costly or time consuming than expected, and the merger may not result in any or all of the anticipated benefits, including cost synergies.”

We need access to borrowed funds in order to grow, and any default by us under our indebtedness could have a material adverse impact on cash flow and liquidity.

A substantial part of our growth historically has been the result of acquisitions and capital expansion.  We anticipate additional acquisitions and capital expansion in the future.  As a result, our inability to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to expand.  Moreover, any default under the documents governing our indebtedness could have a significant adverse effect on our cash flows, as well as the market value of our common stock.  See “--Consummation of the merger will require Sysco to incur significant additional indebtedness, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.”

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of June 28, 2014, we had approximately $3 billion of total indebtedness.  We have a Board-approved commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1.3 billion; a revolving credit facility supporting our U.S. and Canadian commercial paper programs in the amount of $1.5 billion set to expire on December 29, 2018; certain uncommitted bank lines of credit providing for unsecured borrowings for working capital of up to $95.0 million; and a €100.0 million (Euro) multicurrency revolving credit facility for use by our Irish subsidiary set to expire September 24, 2014, which is subject to extension.  Our indebtedness may further increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and potential acquisitions or joint ventures.  Our increased level of indebtedness and the ultimate cost of such indebtedness could have a negative impact on our liquidity, cost of capital and financial results.  In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and any alternative financing measures available may not be successful and may not permit us to meet our scheduled debt service obligations.  See “--Consummation of the merger will require Sysco to incur significant additional indebtedness, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.”

Our liquidity can be negatively impacted by payments required to appeal tax assessments with certain tax jurisdictions.

Certain tax jurisdictions require partial to full payment of audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Sysco has posted approximately $32.5 million in letters of credit in order to appeal the Canadian Revenue Agency assessments of transfer pricing adjustments relating to our cross border procurement activities through our former purchasing cooperative on our 2004 and 2005 fiscal years.    If assessed on later years currently under examination using these same positions, we could have to pay cash or post additional letters of credit of as much as $129.0 million, in order to appeal these further assessments.    If significant further payments are required, the company’s financial condition or cash flows could be adversely affected.

We rely on technology in our business and any technology disruption or delay in implementing new technology could have a material negative impact on our business.

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

A cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with customers.

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

We may be required to pay material amounts under multiemployer defined benefit pension plans.

 We contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.  Approximately 10% of our current employees are participants in such multiemployer plans.  In fiscal 2014, our total contributions to these plans were approximately $76 million, which included payments for withdrawal liabilities of $41 million.  The costs of providing benefits through such plans have increased in recent years.  The amount of any increase or decrease in our required contributions to these multiemployer plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit.  Based upon the information available to us from plan administrators, we believe that several of these multiemployer plans are underfunded.  The unfunded liabilities of these plans may result in increased future payments by us and the other participating employers.  Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions.  Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.  Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability on the multiemployer plans in which we participate could have been as much as $245 million as of June 28, 2014.  A significant increase to funding requirements could adversely affect the company’s financial condition, results of operations or cash flows.

Our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines.

At the end of fiscal 2012, we decided to freeze future benefit accruals under the company-sponsored qualified pension plan (Retirement Plan) as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.  While these actions will serve to limit future growth in our pension liabilities, we had a sizable pension obligation of $3.2 billion as of June 28, 2014; therefore, financial market factors could impact our funding requirements.  Although recent pension funding relief legislation has served to defer some required funding, additional contributions may be required if our plan is not fully funded when the provisions that provided the relief are phased out.  See Note 14, “Company-Sponsored Employee Benefit Plans” to the Consolidated Financial Statements in Item 8 for a discussion of the funded status of the Retirement Plan.

The amount of our annual contribution to the Retirement Plan is dependent upon, among other things, the returns on the Retirement Plan’s assets and discount rates used to calculate the plan’s liability.  Our Retirement Plan holds investments in both equity and fixed income securities.  Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase.  The projected liability of the Retirement Plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets as these are inputs in determining our minimum funding requirements.  Specifically, decreases in these interest rates may have an adverse impact on our funding obligations.  To the extent financial markets experience future declines similar to those experienced in fiscal 2008 through the beginning of fiscal 2010, and/or interest rates on high quality bonds in the public markets decline, our required contributions may increase for future years as our funded status decreases, which could have an adverse impact on our liquidity.

Failure to successfully renegotiate union contracts could result in work stoppages.

As of June 28, 2014, approximately 8,800 employees at 52 operating companies were members of 59 different local unions associated with the International Brotherhood of Teamsters and other labor organizations.  In fiscal 2015, 13 agreements covering approximately 1,900 employees have expired or will expire.  Since June 28, 2014, there have been no contract renegotiations.  Failure of our operating companies to effectively renegotiate these contracts could result in work stoppages.  Although our operating subsidiaries have not experienced any significant labor disputes or work stoppages to date, and we believe they have satisfactory relationships with their unions, a work stoppage due to failure of multiple operating subsidiaries to renegotiate union contracts could have a material adverse effect on us.

A shortage of qualified labor could negatively impact our business and materially reduce earnings.

The future success of our operations, including the achievement of our strategic objectives, depends on our ability to identify, recruit, develop and retain qualified and talented individuals, and any shortage of qualified labor could significantly affect our business.  Our employee recruitment, development and retention efforts may not be successful and there may be a shortage of qualified individuals in future periods.  Any such shortage would decrease Sysco’s ability to effectively serve our customers and achieve our strategic objectives.  Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our net earnings.

Our authorized preferred stock provides anti-takeover benefits that may not be viewed as beneficial to stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The table below shows the number of distribution facilities occupied by Sysco in each state, province or country and the aggregate square footage devoted to cold and dry storage as of June 28, 2014.

Location	Number of Facilities	Cold Storage (Square Feet in thousands)	Dry Storage (Square Feet in thousands)	Segment Served*
Alabama	2	184	130	BL
Alaska	1	41	28	BL
Arizona	2	129	107	BL, O
Arkansas	2	131	88	BL, O
California	17	1,386	1,254	BL, S, O
Colorado	4	274	213	BL, S, O
Connecticut	3	156	110	BL, O
District of Columbia	2	52	42	BL
Florida	14	1,166	887	BL, S, O
Georgia	5	267	417	BL, S, O
Idaho	3	95	92	BL
Illinois	6	409	408	BL, S, O
Indiana	1	100	109	BL
Iowa	1	93	95	BL
Kansas	1	177	171	BL
Kentucky	1	92	106	BL
Louisiana	1	134	113	BL
Maine	1	59	50	BL
Maryland	2	318	255	BL
Massachusetts	2	249	229	BL, S
Michigan	3	320	300	BL, S
Minnesota	3	233	195	BL
Mississippi	1	95	69	BL
Missouri	2	106	94	BL, S
Montana	1	120	121	BL
Nebraska	1	143	129	BL
Nevada	3	199	154	BL, O
New Jersey	4	140	453	BL, O
New Mexico	1	120	108	BL
New York	4	417	361	BL, O
North Carolina	6	332	303	BL, S, O
North Dakota	1	46	59	BL
Ohio	6	407	423	BL, S, O
Oklahoma	3	176	156	BL, S, O
Oregon	3	177	154	BL, S
Pennsylvania	5	542	405	BL, S
Rhode Island	1	2	-	BL
South Carolina	1	191	98	BL
Tennessee	5	406	426	BL, O
Texas	18	1,131	1,235	BL, S, O
Utah	1	161	107	BL
Virginia	3	627	418	BL
Washington	1	134	92	BL
Wisconsin	3	287	299	BL, O
Bahamas	1	90	23	BL
Alberta, Canada	3	206	199	BL
British Columbia, Canada	8	289	271	BL, O
Manitoba, Canada	1	78	74	BL
New Brunswick, Canada	2	85	41	BL
Newfoundland, Canada	1	33	41	BL
Nova Scotia, Canada	1	45	50	BL
Ontario, Canada	10	549	442	BL, O
Quebec, Canada	7	152	239	BL
Saskatchewan, Canada	1	40	54	BL

Location	Number of Facilities	Cold Storage (Square Feet in thousands)	Dry Storage (Square Feet in thousands)	Segment Served*
Ireland	6	109	68	BL
Northern Ireland	1	2	8	BL
Puerto Rico	1	8	-	O
Total	194	13,710	12,573

*  Segments served include Broadline (BL), SYGMA (S) and Other (O).

We own approximately 21,717,000 square feet of our distribution facilities (or 82.6% of the total square feet), and the remainder is occupied under leases expiring at various dates from fiscal 2015 to fiscal 2032, exclusive of renewal options.

We own our approximately 625,000 square foot headquarters office complex in Houston, Texas.  In addition, we own our approximately 669,000 square foot shared services complex in Cypress, Texas.

We are currently constructing expansions, replacement or fold-out facilities for our distribution facilities in Phoenix, Arizona; Jacksonville, Florida; and Dublin, Ireland.  These operating companies, in the aggregate, accounted for approximately 2% of fiscal 2014 sales.

As of June 28, 2014, our fleet of approximately 9,400 delivery vehicles consisted of tractor and trailer combinations, vans and panel trucks, most of which are either wholly or partially refrigerated for the transportation of frozen or perishable foods.  We own approximately 94% of these vehicles and lease the remainder.

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

			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
Fiscal 2013:
First Quarter	$31.41	$28.23	$0.27
Second Quarter	32.40	29.75	0.28
Third Quarter	35.62	30.55	0.28
Fourth Quarter	35.40	33.07	0.28
Fiscal 2014:
First Quarter	$36.05	$31.37	$0.28
Second Quarter	43.40	31.13	0.29
Third Quarter	37.08	34.07	0.29
Fourth Quarter	37.92	35.31	0.29

The number of record owners of Sysco’s common stock as of August 13, 2014 was 11,575.

We made the following share repurchases during the fourth quarter of fiscal 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
March 30 – April 26	-	$-	-	11,655,197
Month #2
April 27 – May 24	2,357	37.19	-	11,655,197
Month #3
May 25 – June 28	-	-	-	11,655,197
Total	2,357	$37.19	-	11,655,197

 (1) The shares purchased in Month #2 represented shares tendered by individuals in connection with stock option exercises.

In August 2013, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $720 million.  The authorization expires on August 23, 2015.  Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.

The Board of Directors has authorized us to enter into agreements from time to time to extend our ongoing repurchase program to include repurchases during company announced “blackout periods” of such securities in compliance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934 (Exchange Act).

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Sysco specifically incorporates such information by reference into such filing.

The following stock performance graph compares the performance of Sysco’s Common Stock to the S&P 500 Index and to the S&P 500 Food/Staple Retail Index for Sysco’s last five fiscal years.

 The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, and the S&P 500 Food/Staple Retail Index was $100 on the last trading day of fiscal 2009, and that all dividends were reinvested.  Performance data for Sysco, the S&P 500 Index and the S&P 500 Food/Staple Retail Index is provided as of the last trading day of each of our last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
$250
$200
$150
$100
$50
$0
6/27/09
7/3/10
7/2/11
6/30/12
6/29/13
6/28/14
Sysco Corporation
S&P 500 Index
S&P 500 Food/Staples Retail Index

	6/27/09	7/3/10	7/2/11	6/30/12	6/29/13	6/28/14
Sysco Corporation	$100	$129	$148	$145	$172	$197
S&P 500	100	114	152	158	190	237
S&P 500 Food/Staple Retail Index	100	101	131	151	183	221

Item 6.  Selected Financial Data

	Fiscal Year
	2014	2013	2012	2011	2010 (53 Weeks)
	(In thousands except for per share data)
Sales	$46,516,712	$44,411,233	$42,380,939	$39,323,489	$37,243,495

Operating income	1,587,122	1,658,478	1,890,632	1,931,502	1,975,868

Earnings before income taxes	1,475,624	1,547,455	1,784,002	1,827,454	1,849,589
Income taxes	544,091	555,028	662,417	675,424	669,606
Net earnings	$931,533	$992,427	$1,121,585	$1,152,030	$1,179,983

Net earnings:
Basic earnings per share	$1.59	$1.68	$1.91	$1.96	$1.99
Diluted earnings per share	1.58	1.67	1.90	1.96	1.99

Dividends declared per share	$1.15	$1.11	$1.07	$1.03	$0.99

Total assets	$13,167,950	$12,678,208	$12,137,207	$11,427,190	$10,336,436
Capital expenditures	523,206	511,862	784,501	636,442	594,604

Current maturities of long-term debt	$304,777	$207,301	$254,650	$207,031	$7,970
Long-term debt	2,384,167	2,639,986	2,763,688	2,279,517	2,472,662
Total long-term debt	2,688,944	2,847,287	3,018,338	2,486,548	2,480,632
Shareholders’ equity	5,266,695	5,191,810	4,685,040	4,705,242	3,827,526
Total capitalization	$7,955,639	$8,039,097	$7,703,378	$7,191,790	$6,308,158
Ratio of long-term debt to capitalization	33.8%	35.4%	39.2%	34.6%	39.3%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.  Other than free cash flow, any non-GAAP financial measure will be denoted as an adjusted measure and exclude the impact from executive retirement plans restructuring, multiemployer pension withdrawals, severance charges, merger and integration costs associated with our pending US Foods, Inc. (US Foods) merger, change in estimate for self-insurance costs, charges from a liability for a settlement, facility closure charges, amortization of US Foods financing costs and an acquisition related charge specific to fiscal 2013, collectively defined as (Certain Items).  The comparison of our fiscal 2013 and fiscal 2012 periods also excludes the impact of our Business Transformation Project.  More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Due to the inherent uncertainties concerning the impact of the pending US Foods acquisition (see discussion in Risk Factors in Part 1, Item 1A.), it is impracticable for us to provide projections that fully anticipate all possible impacts of the acquisition.  For that reason, forward-looking disclosures in this MD&A and elsewhere describe anticipated future trends and results of only our current operations, excluding any potential impact from the US Foods acquisition unless specifically noted.

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.  Our operations are primarily located throughout the United States (U.S.), Bahamas, Canada, Republic of Ireland and Northern Ireland and include broadline companies (which include our custom-cut meat operations), SYGMA (our chain restaurant distribution subsidiary), specialty produce companies, hotel supply operations, a company that distributes specialty imported products, a company that distributes to international customers and our Sysco Ventures platform, our suite of technology solutions that help support the business needs of our customers.

We consider our primary market to be the foodservice market in the U.S., Canada and Ireland and estimate that we serve about 17.4% of this approximately $255 billion annual market based on a measurement as of the end of calendar 2013.  We use industry data obtained from various sources including Technomic, Inc., the Canadian Restaurant and Foodservices Association and the Irish Food Board to calculate this measurement.  Industry sources adjust measurements of the market size periodically to align with governmental census data.  As a result, our measurement used for calendar 2012 was adjusted to 17.1%.  According to industry sources, the foodservice, or food-away-from-home, market represents approximately 48% of the total dollars spent on food purchases made at the consumer level in the U.S. as of the end of calendar 2013.

Industry sources estimate the total foodservice market in the U.S. experienced a real sales increase of approximately 1.1% in calendar year 2013 and  1.2% in calendar year 2012.  Real sales changes do not include the impact of inflation or deflation.

Highlights

The foodservice industry remained under pressure in fiscal 2014.  While the economy continues to slowly recover, the magnitude of recovery is modest and the outlook for certain fundamental drivers of the economy is mixed.  This creates a challenging business environment for us and our customers; however, we continue to implement transformational change on a broad scale which is enhancing the products and services we provide our customers and helping us to operate more efficiently.  Our sales and gross profits grew modestly, and our expense management performance was favorable overall despite cost pressures in our delivery operations.  Our improvements largely resulted from our Business Transformation Project initiatives, which helped drive our North American Broadline cost per case lower than in fiscal 2013.  The impact of Certain Items also contributed to lower operating income in fiscal 2014 as compared to fiscal 2013.

Comparison of results from fiscal 2014 to fiscal 2013:

•	Sales increased 4.7%, or $2.1 billion to $46.5 billion.
•	Operating income decreased 4.3%, or $71.4 million, to $1.6 billion.
•	Adjusted operating income decreased 0.9%, or $16.2 million, to $1.7 billion.
•	Net earnings decreased 6.1%, or $60.9 million, to $0.9 billion.
•	Adjusted net earnings decreased 1.8%, or $19.4 million, to $1.0 billion.
•

Basic earnings per share in fiscal 2014 was $1.59, a 5.4% decrease from the comparable prior year period amount of  $1.68 per share.  Diluted earnings per share in fiscal 2014 was $1.58, a 5.4% decrease from the comparable prior year period amount of $1.67 per share.

•	Adjusted diluted earnings per share was $1.76 in fiscal 2014, a 1.1% decrease from the comparable prior year amount of $1.78 per share.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

In the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  This merger is currently pending a regulatory review process.

Trends and Strategy

Trends

General economic conditions and consumer confidence can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  Consumers continue to spend their disposable income in an increasingly disciplined manner.  We believe these conditions have contributed to a slow rate of recovery in the foodservice market.  While these trends can be cyclical in nature, greater consumer confidence will be required to reverse the trend.  According to industry sources, real sales growth for the total foodservice market in the U.S. is expected to be modest over the long-term.  We believe these industry trends reinforce the need for us to transform our business to reduce our overall cost structure and provide greater value to our customers.  Our long-term sales growth expectation is 4% to 6% annually, which assumes a modest rate of inflation similar to historical levels.

Our gross margin performance has been influenced by multiple factors.  The modest level of growth in the foodservice market has created additional competitive pricing pressures which is in turn negatively impacting gross profits.  Sales to our locally-managed customers, including independent restaurant customers, have not grown at the same rate as sales to our corporate-managed customers.  Gross margin from our corporate-managed customers is generally lower than other types of customers due to higher volumes sold to these customers.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of value added services we typically provide to this customer group.  As a result, our gross margins have declined.  The disparity in the growth rate between these customer types moderated in the last half of fiscal 2014 with locally-managed sales growth trending at similar rates as corporate-managed customers.  Inflation can be a factor that contributes to gross margin pressure.  Our inflation rates were relatively stable over the first three quarters of fiscal 2014, however it increased in the fourth quarter, all quarters being compared to the past year.  Fourth quarter fiscal 2014 inflation was seen primarily in the meat, seafood and dairy categories which represent more than one-third of our annual sales.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can be difficult to pass on to our customers and inflation can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.

We have experienced higher operating expenses this fiscal year as compared to fiscal 2013, stemming from higher case volumes, some of which is attributable to our acquired operations, increased depreciation and amortization, increased delivery costs and higher corporate expenses.  These were partially offset by lower Business Transformation Project expenses and benefits from Business Transformation Project initiatives.  We have experienced a decrease in pay-related expenses in the selling and information technology areas due to initiatives from our Business Transformation Project.  The benefits in the selling and information technology areas have largely been realized and are not expected to recur in fiscal 2015.  Other areas of pay-related expense have increased primarily from acquired companies and within delivery areas of our business a portion of which can be attributable to volume increases.  Our retirement-related expenses consist primarily of costs from our company-sponsored qualified pension plan (Retirement Plan), our Supplemental Executive Retirement Plan (SERP) and our defined contribution plan.  Our Retirement Plan was substantially frozen and the SERP was completely frozen in fiscal 2013, and our defined contribution plan was enhanced with greater benefits.  The net impact of these actions is a reduction in retirement-related costs for fiscal 2014 as compared to fiscal 2013.  The benefits in the retirement-related expense have largely been realized and the amount of cost decrease is not expected to recur at the same magnitude in fiscal 2015 as in fiscal 2014.  Corporate office expenses have risen in fiscal 2014 and will continue to rise in fiscal 2015 as we expand our corporate capabilities including a new revenue management function, organizational changes that drive greater functional support in our broadline operations and additional investments in technology.  We have incurred additional costs in connection with the proposed merger with US Foods announced in the second quarter of fiscal 2014 primarily from integration planning and due diligence costs.  We anticipate incurring additional costs as we begin planning for integration of the two companies as well as other financing costs incurred in connection with the proposed merger.  The proposed merger is undergoing regulatory review by the Federal Trade Commission and we estimate the merger will close by the end of the third quarter or in the fourth quarter of calendar 2014.

Strategy

We are focused on optimizing our core broadline business in the U.S., Bahamas, Canada and Ireland, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value by expanding beyond our core business.  Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming each of our customers’ most valued and trusted business partner.  We have identified five components of our strategy to help us achieve our mission and vision:

•

Profoundly enrich the experience of doing business with Sysco:  Our primary focus is to help our customers succeed.  We believe that by building on our current competitive advantages, we will be able to further differentiate our offering to customers.  Our competitive advantages include our sales force of over 7,000 marketing associates; our diversified product base, which includes quality-assured Sysco brand products; the suite of services we provide to our customers such as business reviews and menu analysis; and our multi-regional presence in the U.S. and Canada.  In addition, we have a portfolio of businesses spanning broadline, specialty meat, chain restaurant distribution, specialty produce, hotel amenities, specialty import and export which serves our customers’ needs across a wide array of business segments.  Through our Sysco Ventures platform, we are developing a suite of technology solutions that help support the administrative needs of our customers.  We believe this strategy of enriching the experience of doing business with Sysco will increase customer retention and profitably accelerate sales growth with both existing and new customers.

•

Continuously improve productivity in all areas of our business:  Our multi-year Business Transformation Project is designed to improve productivity and reduce costs.  An integrated software system is included in this project and will support a majority of our business processes to further streamline our operations and reduce costs.  These systems are commonly referred to as Enterprise Resource Planning (ERP) systems.  We view the technology as an important enabler of this project; however the larger outcome of this project will be from transformed processes that standardize portions of our operations.  This includes a shared business service center to centrally manage certain back-office functions that are currently performed at a majority of our operating companies.  This project includes other components to lower our cost structure through improved productivity without impacting our service to our customers.  We continue to optimize warehouse and delivery activities across the organization to achieve a more efficient delivery of products to our customers and we seek to improve sales productivity and lower general and administrative costs.  We also have a product cost reduction and category management initiative to use market data and customer insights to make changes to product pricing and product assortment.

•

Expand our portfolio of products and services by initiating a customer-centric innovation program:  We continually explore opportunities to provide new and improved products, technologies and services to our customers.

•

Explore, assess and pursue new businesses and markets: This strategy is focused on identifying opportunities to expand the core business through growth in new international markets and in adjacent areas that complement our core foodservice distribution business.  As a part of our ongoing strategic analysis, we regularly evaluate business opportunities, including potential acquisitions, joint ventures and sales of assets and businesses.

•

Develop and effectively integrate a comprehensive, enterprise-wide talent management process:  Our ability to drive results and grow our business is directly linked to having the best talent in the industry.  We are committed to the continued enhancement of our talent management programs in terms of how we recruit, select, train and develop our associates throughout Sysco, as well as succession planning.  Our ultimate objective is to provide our associates with outstanding opportunities for professional growth and career development.

The five components of our strategy discussed above are designed to drive sustainable profitable growth, increase asset optimization and free cash flow and increase operating margins.  Consistent with these three objectives, in the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  US Foods is a leading foodservice distributor in the U.S. that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following the completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas.  At closing, Sysco is expected to have annual sales of approximately $65 billion and with successful integration, we believe at least $600 million in estimated annual synergies can be obtained in the combined company over a three to four year time period.  Expenses to achieve synergies are estimated to be $700 million to $800 million to occur over a three year time frame once the acquisition has closed.  We anticipate some level of capital expenditures primarily for internal use software and other computer equipment; however, amounts have not been estimated at this time.

As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of August 13, 2014, the merger consideration is estimated as follows:  approximately $3.7 billion for the equity of US Foods, comprised of $3.2 billion of Sysco common stock valued using the seven day average through August 13, 2014 and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of June 28, 2014, bringing the total enterprise value to $8.5 billion as of August 13, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.

We have secured a fully committed bridge financing and expect to issue longer-term financing prior to closing.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13%, of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission.  We expect the transaction to close by the end of the third quarter or in the fourth quarter of calendar 2014.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled, which would be recognized as an expense.

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

With respect to our ERP system, we successfully installed a major scheduled update to the system and have deployed the system to twelve locations as of the end of July 2014.  In fiscal 2015, we will implement a software version upgrade, finalize information technology-related US Foods merger integration planning and sequencing decisions and enhance the scalability of our shared service center’s processes to prepare for more conversions in the future.  Our goal with integration planning is to sequence the decisions of our ERP implementation to help us achieve the most synergies in a timely manner.

We are seeking to lower our operating cost structure through various initiatives.  These include routing optimization to reduce routes and miles driven, while improving on-time deliveries.  This initiative is expected to be complete by the end of fiscal 2015.  We made substantial progress on our fleet and equipment optimization initiative aimed at reducing costs and optimizing our capital spend.  We expect to complete the rationalization of our fleet by the end of fiscal 2015.  Driver and warehouse pay structures are being enhanced including tools to more effectively manage labor costs.  We are also piloting a program to increase the amount of recycled material in our operations.  We expect to roll out this program across the country by the end of the second quarter of fiscal 2015, which should also reduce costs.

We also seek to lower our product costs through various initiatives such as our category management initiative.  This initiative is designed to lower our total product costs and to align our product assortment with customer demand.  We are using market data and customer insights to make changes to our product assortment while building strategic partnerships with our suppliers to grow our sales and our suppliers’ sales.  We believe there are opportunities to more effectively provide the products that our customers want, commit to greater volumes with our suppliers and create mutual benefits for all parties.  We believe that procuring greater quantities with select vendors will result in reduced prices for our product purchases.  In fiscal 2014, we launched several product categories, developed and implemented field-ready sales tools and enhanced customer support and improved communication and coordination with the field.  By the end of fiscal year 2015, we expect to have launched all of the categories in the scope of this initiative.  We continue to believe this initiative will provide benefits to our customers and savings for us over the next few years.

The following tables outline our Business Transformation Project expenditures, that are attributable to our ERP system implementation and shared service support center, for the periods presented:

	2014	2013	Change in Dollars
	(In millions)
Operating expense	$277.0	$330.5	$(53.5)
Capital expenditure	33.4	20.0	13.4
Amortization	(87.5)	(76.8)	(10.7)
Cash outlay	$222.9	$273.7	$(50.8)

	2013	2012	Change in Dollars
	(In millions)
Operating expense	$330.5	$193.1	$137.4
Capital expenditure	20.0	146.2	(126.2)
Amortization	(76.8)	(17.1)	(59.7)
Cash outlay	$273.7	$322.2	$(48.5)

The decrease in expenses in fiscal 2014 was due to lower employee costs that were attributed to our Business Transformation Project due to a change in allocation for employees that are not dedicated full time to the project.  Only full time employee costs are included in fiscal 2014, while fiscal 2013 included all employee costs.  Additional contributors to the decrease in fiscal 2014 include an increased level of capitalization on amounts spent for system improvements and reduced level of spend with consultants in fiscal 2014.  The increase in expenses in 2013 was largely attributable to deployment costs and software amortization, which began in the first quarter of fiscal 2013 and totaled $76.8 million.  Our cash outlay for our Business Transformation Project, which excludes non-cash expenses such as software amortization, has decreased in fiscal 2014 and fiscal 2013 primarily due to lower levels of spend on internal labor and consultants.

Our goal for our Business Transformation Project is to generate approximately $550 million to $650 million in annual benefits to be achieved by fiscal 2015.  In fiscal 2014, we exceeded our benefit goals and believe we will exceed our goals again in fiscal 2015.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of sales	82.4	82.0	81.6
Gross profit	17.6	18.0	18.4
Operating expenses	14.2	14.3	13.9
Operating income	3.4	3.7	4.5
Interest expense	0.2	0.3	0.3
Other expense (income), net	(0.0)	(0.0)	(0.0)
Earnings before income taxes	3.2	3.4	4.2
Income taxes	1.2	1.2	1.6
Net earnings	2.0%	2.2%	2.6%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the prior year:

	2014	2013
Sales	4.7%	4.8%
Cost of sales	5.3	5.2
Gross profit	2.3	2.8
Operating expenses	4.0	7.6
Operating income	(4.3)	(12.3)
Interest expense	(3.7)	13.3
Other expense (income), net (1)	(29.9)	158.2
Earnings before income taxes	(4.6)	(13.3)
Income taxes	(2.0)	(16.2)
Net earnings	(6.1)%	(11.5)%

Basic earnings per share	(5.4)%	(12.0)%
Diluted earnings per share	(5.4)	(12.1)

Average shares outstanding	(0.6)	0.3
Diluted shares outstanding	(0.4)	0.6

(1)   Other expense (income), net was income of $12.2 million in fiscal 2014, $17.5 million in fiscal 2013 and $6.8 million in fiscal 2012.

Sales

Sales for fiscal 2014 were 4.7% higher than fiscal 2013.  Sales for fiscal 2014 increased as a result of product cost inflation and the resulting increase in selling prices,  case volume growth, and sales from acquisitions that occurred within the last 12 months.  Our sales growth in fiscal 2014 was greater with our corporate-managed customers as compared to sales growth with our locally-managed customers.  We believe our locally-managed customer growth has been negatively influenced by market conditions including lower consumer spend.  The disparity in the growth rate between these customer types moderated in the last half of fiscal 2014, with locally-managed sales growth trending at similar rates as corporate-managed customers.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.1% during fiscal 2014, driven mainly by inflation in the meat, seafood and dairy categories.  Case volumes including acquisitions within the last 12 months improved 3.4% in fiscal 2014.  Case volumes excluding acquisitions within the last 12 months improved 2.2% in fiscal 2014.  Our case volumes represent our results from our Broadline and SYGMA segments combined.  Sales from acquisitions within the last 12 months favorably impacted sales by 1.4% in fiscal 2014.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.7% in fiscal 2014.

Sales for fiscal 2013 were 4.8% higher than fiscal 2012.  Sales for fiscal 2013 increased as a result of product cost inflation and the resulting increase in selling prices, sales from acquisitions that occurred within the last 12 months and case volume growth.  Our sales growth in fiscal 2013 was greater with our corporate-managed customers as compared to sales growth with our locally-managed customers.  We believe our locally-managed customer sales growth was negatively influenced by lower consumer sentiment.  Case volumes excluding acquisitions within the last 12 months improved 1.3% in fiscal 2013.  Our case volumes represent our results from our Broadline and SYGMA segments only.  Sales from acquisitions within the last 12 months favorably impacted sales by 1.5% for fiscal 2013.  Case volumes including acquisitions within the last 12 months improved approximately 2.6% in fiscal 2013.   Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.2% during fiscal 2013.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars did not have a significant impact on sales when compared to fiscal 2012.

Operating Income

Cost of sales primarily includes our product costs, net of vendor consideration, and includes in-bound freight.  Operating expenses include the costs of facilities, product handling, delivery, selling and general and administrative activities.  Fuel surcharges are reflected within sales and gross profit; fuel costs are reflected within operating expenses.

Fiscal 2014 vs. Fiscal 2013

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2014	2013	Change in Dollars	% Change
	(Dollars in thousands)
Gross profit	$8,181,035	$7,996,607	$184,428	2.3%
Operating expenses	6,593,913	6,338,129	255,784	4.0
Operating income	$1,587,122	$1,658,478	$(71,356)	(4.3)%

Gross profit	$8,181,035	$7,996,607	$184,428	2.3%
Adjusted operating expenses (Non-GAAP)	6,444,076	6,243,414	200,662	3.2
Adjusted operating income (Non-GAAP)	$1,736,959	$1,753,193	$(16,234)	(0.9)%

The decrease in operating income was impacted by an increase in $55.1 million in operating expenses attributable to Certain Items.  Operating income and adjusted operating income for fiscal 2014 were lower than fiscal 2013 primarily from a lower rate of growth in our gross profit, increased expenses from higher case volumes, some of which is attributable to our acquired operations, increased depreciation and amortization, increased delivery costs and higher corporate expenses.  These were partially offset by lower Business Transformation Project expenses and benefits from Business Transformation Project initiatives.  As a percentage of sales, we experienced favorable expense management due in part to benefits from our Business Transformation Project initiatives.

Gross profit dollars increased in fiscal 2014 as compared to fiscal 2013 primarily due to increased sales volumes.  The first half of fiscal 2014 contained weaker gross profit growth of 1.2% as compared to the same period in fiscal 2013.  Inflation and locally-managed customers case growth was lower in the first half of fiscal 2014.  Inflation increased as did local-managed customers case growth in the second half of fiscal 2014.  Gross profits grew at a greater rate of 3.4% in the second half of fiscal 2014 as compared to the same time period in fiscal 2013 as result of these factors and in part from our Business Transformation Project initiatives.  Gross margin, which is gross profit as a percentage of sales, was 17.59% in fiscal 2014, a decline of 42 basis points from the gross margin of 18.01% in fiscal 2013.  This decline in gross margin was partially the result of weak restaurant traffic and increased competition resulting from a slow-growth market.  Increased sales to lower margin corporate-managed customers also contributed to the decline in fiscal 2014.  These customers purchase higher volumes and therefore margins tend to be lower with this customer group than our locally-managed customers.  Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of value added services we typically provide to this customer group.  The disparity in the growth rate between these customer types moderated in the last half of fiscal 2014 with locally-managed sales growth trending at similar rates as corporate-managed customers.  If sales from our locally-managed customers do not grow at the same rate as sales from these corporate-managed customers, our gross margins may continue to decline.  Our inflation rates were relatively stable over the first three quarters of fiscal 2014, however it increased in the fourth quarter, all quarters being compared to the past year.  Fourth quarter fiscal 2014 inflation was seen primarily in the meat, seafood and dairy categories which represent more than one-third of our annual sales.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can be difficult to pass on to our customers and inflation can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.

 Operating expenses for fiscal 2014 increased 4.0%, or $255.8 million, over fiscal 2013.  Adjusted operating expenses for fiscal 2014 increased 3.2%, or $200.7 million, over fiscal 2013.  These increases were primarily due to increased expenses from higher case volumes, some of which is attributable to our acquired operations, increased depreciation and amortization, increased delivery costs and higher corporate expenses.  These were partially offset by lower Business Transformation Project expenses and benefits from Business Transformation Project initiatives.  We believe favorable expense management, partially from our Business Transformation Project initiatives, helped to keep our operating expense increases from being greater.  Sysco’s operating expenses are impacted by certain charges and adjustments, which we refer to as Certain Items, and which resulted in an increase in operating expenses of $55.1 million in fiscal 2014 as compared to fiscal 2013.  More information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Operating Expenses Impacting Adjusted Operating Income

Our operating expenses increased in fiscal 2014 as compared to fiscal 2013 partially due to expenses from our acquired operations, expenses attributable to volume growth and increased delivery costs.  Pay-related expenses represent a significant portion of our operating costs, contributed to the increase in each of these three categories of expenses and contributed to cost increases in our corporate expenses.  Pay-related expenses, excluding labor costs associated with our Business Transformation Project, US Foods integration planning and retirement-related expenses, increased by $74.4 million in fiscal 2014 over fiscal 2013.  The increase was primarily due to costs from companies acquired in the last 12 months as well as increased delivery and warehouse compensation, partially attributable to case growth.  Pay-related costs have also increased at our corporate office as certain employee costs attributed to our Business Transformation Project in fiscal 2013 are no longer attributed to the Business Transformation Project in fiscal 2014 due to a change in allocation methodology.  In fiscal 2013, we allocated internal associates based upon estimates of the percentage of time they spent on the project.  In fiscal 2014, only associates that that are dedicated full time to the project are included in Business Transformation Project costs.  These increases were partially offset by reduced sales compensation, information technology compensation and lower provisions for management incentive plans.  Benefits from our Business Transformation Project initiatives have helped in lowering the rate of growth in these expenses particularly in our sales area for fiscal 2014.  During fiscal 2013, we streamlined our sales management organization and modified marketing associate compensation plans.  Fiscal 2014 was also impacted by a reduction in pay in the information technology area, resulting from the restructuring of this department in fiscal 2013, which reduced headcount in this area.

Depreciation and amortization expense, excluding the increase related to our Business Transformation Project described below, increased by $32.8 million in fiscal 2014 over fiscal 2013.  The increase was primarily related to depreciation on assets that were not placed in service in fiscal 2013 that were in service in fiscal 2014.

Our retirement-related expenses consist primarily of costs from our Retirement Plan, SERP and our defined contribution plans.  As a part of our Business Transformation Project initiatives, our Retirement Plan was substantially frozen and the SERP was completely frozen in fiscal 2013, and our defined contribution plans were enhanced with greater benefits.  The net impact in fiscal 2014 of our retirement-related expenses as compared to fiscal 2013 was a decrease of $86.8 million, consisting of a $133.6 million decrease in our net company-sponsored pension costs and approximately $6.2 million for other costs, partially offset by $53.0 million increased costs from our defined contribution plans.  The benefits in the retirement-related expense have largely been realized and the amount of cost decrease is not expected to recur at the same magnitude in fiscal 2015 as compared to fiscal 2014.

In addition to the increases in our corporate office expenses from pay-related expenses noted above, other sources of cost increases in fiscal 2014 as compared to fiscal 2013 were due to increasing the capabilities of various departments within our corporate office.  A subset of our business technology costs has been attributable to our Business Transformation Project.  Expenses related to our Business Transformation Project, inclusive of pay-related and software amortization expense, were $277.0 million in fiscal 2014 and $330.5 million in fiscal 2013, representing a decrease of $53.5 million.  The decrease in fiscal 2014 resulted from a reduction in certain employee costs that were attributed to our Business Transformation Project in fiscal 2013 that are no longer attributed to the Business Transformation Project in fiscal 2014 due to a change in allocation methodology.  In fiscal 2013, we allocated internal associates based upon estimates of the percentage of time they spent on the project.  In fiscal 2014, only associates that that are dedicated full time to the project are included in Business Transformation Project costs.  Additional contributors to the decreases include an increased level of capitalization on amounts spent for system improvements to enhance stability and scalability and reduced level of spend with consultants as compared to the comparable period in fiscal 2013.  The decrease in fiscal 2014 was partially offset by an increase in depreciation and amortization expense related to the Business Transformation Project of $10.7 million in fiscal 2014 over fiscal 2013.  We expect our corporate office expenses to continue to rise in fiscal 2015 as we expand our corporate capabilities including a new revenue management function, organizational changes that drive greater functional support in our broadline operations and additional investments in technology.

Cost per case is an important metric management uses to measure our expense performance.  This metric is calculated by taking the total operating expense of our North American Broadline companies, divided by the number of cases sold.  Adjusted cost per case is calculated similarly, however the operating expense component excludes charges from executive retirement plans restructuring, multiemployer pension plans and severance, which are the Certain Items applicable to these companies, divided by the number of cases sold.  Our corporate expenses are not included in the cost per cases metrics because the metric is a measure of efficiency in our operations.  We seek to grow our sales and either minimize or reduce our costs on a per case basis.  Our cost per case was a decrease of $0.10 per case in fiscal 2014 as compared to fiscal 2013.  Our adjusted cost per case calculated on a non-GAAP basis  decreased $0.06 in fiscal 2014 as compared to fiscal 2013, primarily from reduced pay-related expenses from our sales and information technology areas and lower retirement-related expenses, partially offset by increased costs from delivery pay-related expenses.  We expect our cost per case in fiscal 2015 to be similar to fiscal 2014.  More information on the rationale for the use of these measures and reconciliations can be found under “Non-GAAP Reconciliations.”

Certain Items Within Operating Expenses

Sysco’s results of operating expenses are impacted by Certain Items which are expenses that can be difficult to predict and can be unanticipated.  More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”   Our significant Certain Items applicable for fiscal 2014 included costs in connection with the proposed merger with US Foods, a change in the estimate of our self insurance reserve and a liability for a settlement.  Our significant Certain Items applicable for fiscal 2013 related to withdrawal liabilities from multiemployer pension plans, severance charges and costs from restructuring executive retirement plans.  Costs from restructuring executive retirement plans are discussed below under Fiscal 2013 vs. Fiscal 2012.

We have incurred additional costs in connection with the proposed merger with US Foods announced in the second quarter of fiscal 2014 primarily from integration planning and due diligence costs.  These costs totaled $90.6 million in fiscal 2014.  We anticipate incurring additional costs as we continue planning for integration of the two companies as well as other financing costs incurred in connection with the proposed merger.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In fiscal 2014 and fiscal 2013, we recorded provisions of $1.5 million and $41.9 million, respectively, related to multiemployer pension plan withdrawals.

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs.  The amounts in excess of the self-insured levels are fully insured by third party insurers.  Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.  In the second quarter of fiscal 2014, based on the historical trends of increased costs primarily attributable to our worker’s compensation claims, we increased our estimates of our self-insurance reserve to a higher point in an estimated range of liability as opposed to our past position at the lower end of the range.  This resulted in a charge of $23.8 million in fiscal 2014.

During the first quarter of fiscal 2014, Sysco was made aware of certain alleged violations of California law relating to its use of remote storage units in the delivery of products.  These are commonly referred to as drop sites.  As of June 28, 2014, we have  recorded a liability for a settlement of $20 million.  In July 2014, Sysco agreed to a $19.4 million settlement, which includes a payment of $15.0 million in penalties, $3.3 million to fund four California Department of Public Health investigator positions for five years, a $1.0 million donation to food banks across California, and $0.1 million in legal fees.  The cash portion of the settlement was paid in August 2014 and the donations to the food banks will occur in fiscal 2015.  In the first quarter of fiscal 2014, we eliminated the use of drop sites across Sysco.  During fiscal 2014, we introduced mandatory, annual food safety training for all employees across Sysco.  We are implementing additional and improved food safety reporting, monitoring and compliance controls across our operations to ensure adherence to our policies.

Fiscal 2013 vs. Fiscal 2012

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the prior year:

	2013	2012	Change in Dollars	% Change
	(Dollars in thousands)
Gross profit	$7,996,607	$7,779,274	$217,333	2.8%
Operating expenses	6,338,129	5,888,642	449,487	7.6
Operating income	$1,658,478	$1,890,632	$(232,154)	(12.3)%

Gross profit	$7,996,607	$7,779,274	$217,333	2.8%
Adjusted operating expenses (Non-GAAP)	5,912,870	5,659,165	253,705	4.5
Adjusted operating income (Non-GAAP)	$2,083,737	$2,120,109	$(36,372)	(1.7)%

The decrease in operating income in fiscal 2013 as compared to fiscal 2012 was primarily driven by increased expenses, including charges related to our Business Transformation Project and increased pay-related expenses.  The decrease in adjusted operating income in fiscal 2013 as compared to fiscal 2012 was primarily driven by increased expenses, including increased pay-related expenses.

Gross profit dollars increased in fiscal 2013 as compared to fiscal 2012 primarily due to increased sales.  Gross margin was 18.01% in fiscal 2013, a decline of 35 basis points from the gross margin of 18.36% in fiscal 2012.  This decline in gross margin was partially the result of increased growth from corporate-managed customers.  Gross margin from these types of customers is generally lower than other types of customers.  Increased competition resulting from a slow-growth market also contributed to the decline in gross margins.

 We estimate that Sysco’s product cost inflation was 2.2% during fiscal 2013.  Based on our product sales mix for fiscal 2013, we were most impacted by higher levels of inflation in the poultry and meat product categories.

Operating expenses for fiscal 2013 increased 7.6%, or $449.5 million, over fiscal 2012, primarily due to increased expenses from our Business Transformation Project, pay-related expenses, charges related to multiemployer pension plan withdrawals, depreciation and amortization expense and fuel.  Adjusted operating expenses increased 4.5%, or $253.7 million, in fiscal 2013 over fiscal 2012.  The increase in adjusted operating expenses was primarily due to increased pay-related expenses, depreciation and amortization expense and fuel.

Operating Expenses Impacting Adjusted Operating Income

Pay-related expenses, excluding labor costs associated with our Business Transformation Project and retirement-related expenses, increased by $48.3 million in fiscal 2013 over fiscal 2012.  The increase was primarily due to added costs from companies acquired in the last 12 months and increased delivery and warehouse compensation.  Delivery and warehouse compensation includes activity-based pay which increases when our case volumes increase.  Additionally, pay rates were higher particularly in geographies where oil and gas exploration occurs due to labor shortages.  These increases were partially offset by reduced sales and information technology pay-related expenses as a result of some of our Business Transformation Project initiatives.  During fiscal 2013, we streamlined our sales management organization and modified marketing associate compensation plans.  We also restructured our information technology department during the mid-point of fiscal 2013, reducing headcount as a result.

Our retirement-related expenses consist primarily of costs from our Retirement Plan, SERP and our defined contribution plan.  The net impact in fiscal 2013 of our recurring retirement-related expenses, excluding charges noted below related to the executive retirement plans restructuring, was an increase of $10.3 million as compared to fiscal 2012.  This net increase consisted of $46.0 million increased recurring costs from the defined contribution plan, a $33.1 million decrease in our recurring net company-sponsored pension costs and a decrease of approximately $2.6 million for other costs.  At the end of fiscal 2012, Sysco decided to freeze future benefit accruals under the Retirement Plan as of December 31, 2012 for all U.S.-based salaried and non-union hourly employees.  Effective January 1, 2013, these employees were eligible for additional contributions under an enhanced, defined contribution plan.  Absent the Retirement Plan freeze, net company-sponsored pension costs would have increased $106.9 million in fiscal 2013.  During fiscal 2013, we approved a plan to restructure our executive nonqualified retirement program including the SERP and our executive deferred compensation plan.  A non-qualified defined contribution plan became effective on January 1, 2013 as a replacement plan and benefits were frozen under the SERP at the end of fiscal 2013.  We believe this restructuring more closely aligned our executive plans with our non-executive plans.   Additional non-recurring costs related to the restructuring are discussed below under “Certain Items Within Operating Expenses.”

Depreciation and amortization expense, excluding the increase related to our Business Transformation Project described below,  increased by $36.0 million in fiscal 2013 over fiscal 2012.  The increase was primarily related to assets that were not placed in service in fiscal 2012 that were in service in fiscal 2013, primarily from new facilities, property from new acquisitions and expansions.

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

Our cost per case was an increase of $0.03 per case in fiscal 2013 as compared to fiscal 2012.  Our adjusted cost per case calculated on a non-GAAP basis decreased by $0.01 per case as compared to fiscal 2012 primarily from reduced pay-related expenses from our sales and information technology areas, partially offset by increased costs from delivery and warehouse pay-related expenses, increased retirement-related expenses and fuel increases.

Certain Items Within Operating Expenses

Our results of operating expenses are impacted by Certain Items which are expenses that can be non-recurring or not a part of our everyday operations.  See more information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

As a result of executive retirement plan restructuring discussed above, we incurred $21.0 million in charges in fiscal 2013.  These charges are in addition to the recurring retirement-related expenses discussed above.

From time to time, we may voluntarily withdraw from multiemployer pension plans to minimize or limit our future exposure to these plans.  In fiscal 2013 and fiscal 2012, we recorded provisions of $41.9 million and $21.9 million, respectively, related to multiemployer pension plan withdrawals.

Net Earnings

Net earnings decreased 6.1% in fiscal 2014 from fiscal 2013 due primarily to the changes in operating income discussed above.  Adjusted net earnings decreased 1.8% during fiscal 2014.

Net earnings for fiscal 2013 decreased 11.5% over fiscal 2012.  This decrease was primarily due to changes in operating income discussed above.  Adjusted net earnings increased 0.1% during fiscal 2013.

The effective tax rate of 36.87% for fiscal 2014 was negatively impacted primarily by two items.  First, we recorded tax expense of $6.2 million related to a non-deductible penalty that the company incurred.  Second, we recorded net tax expense of $5.2 million for tax and interest related to various federal, foreign and state uncertain tax positions.  This negative impact was partially offset by the recording of $5.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

Earnings Per Share

Basic earnings per share in fiscal 2014 was $1.59, a 5.4% decrease from the fiscal 2013 amount of $1.68 per share.  Diluted earnings per share in fiscal 2014 was $1.58, a 5.4% decrease from the fiscal 2013 amount of $1.67 per share.  This decrease was primarily the result of the factors discussed above.  Adjusted diluted earnings per share in fiscal 2014 was $1.76, a decrease of 1.1% from the comparable prior year period amount of $1.78.

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

All earnings per share metrics for fiscal 2013 were partially impacted from greater shares outstanding.  Sysco experienced a greater number of stock option exercises in fiscal 2013 as compared to fiscal 2012, which increased the number of shares outstanding.

Non-GAAP Reconciliations and Adjusted Cost per Case

Sysco’s results of operations are impacted by costs from executive retirement plans restructuring charges, multiemployer pension (MEPP) charges, severance charges, merger and integration costs associated with our pending US Foods merger, a fiscal 2013 acquisition related charge, change in estimate for self-insurance costs, charges from a liability for a settlement, facility closure charges and amortization of US Foods financing costs.  Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove the impact of these items  provides an important perspective with respect to underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

Additionally, the comparison of Sysco’s results of operations of fiscal 2013 to fiscal 2012 was impacted by costs from the Business Transformation Project (BTP costs), as the level of costs in each year was significantly different.  As such, operating expenses, operating income, interest expense, net earnings and diluted earnings per share are adjusted below to facilitate comparison on a year-over-year basis of fiscal 2013 to fiscal 2012.  In fiscal 2014, BTP costs were not considered Certain Items as the costs of this project became a part of our general corporate expense; as a result, our fiscal 2013 period excludes BTP costs when comparing to fiscal 2014, however it includes BTP costs when comparing to fiscal 2012.

The company uses these non-GAAP measures when evaluating its financial results as well as for internal planning and forecasting purposes.  These financial measures should not be used as a substitute in assessing the company’s results of operations for periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  As a result, in the tables below, where applicable, each period presented is adjusted to remove the costs described above.  In the tables below, individual components of diluted earnings per share may not add to the total presented due to rounding.  Adjusted diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

Set forth below is a reconciliation of actual operating expenses, operating income, interest expense, net earnings and diluted earnings per share to adjusted results for these measures for fiscal 2014 and fiscal 2013:

	2014	2013	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$6,593,913	$6,338,129	$255,784	4.0%
Impact of restructuring executive retirement plans	(3,329)	(20,990)	17,661	(84.1)
Impact of MEPP charge	(1,451)	(41,876)	40,425	(96.5)
Impact of severance charges	(7,202)	(23,206)	16,004	(69.0)
Impact of US Foods merger and integration costs	(90,571)	-	(90,571)
Impact of FY13 acquisition-related charge	-	(5,998)	5,998
Impact of change in estimate of self insurance	(23,841)	-	(23,841)
Impact of settlement liability	(20,000)	-	(20,000)
Impact of facility closure charges	(3,443)	(2,645)	(798)	30.2
Adjusted operating expenses (Non-GAAP)	$6,444,076	$6,243,414	$200,662	3.2%

Operating Income (GAAP)	$1,587,122	$1,658,478	$(71,356)	(4.3)%
Impact of restructuring executive retirement plans	3,329	20,990	(17,661)	(84.1)
Impact of MEPP charge	1,451	41,876	(40,425)	(96.5)
Impact of severance charges	7,202	23,206	(16,004)	(69.0)
Impact of US Foods merger and integration costs	90,571	-	90,571
Impact of FY13 acquisition-related charge	-	5,998	(5,998)
Impact of change in estimate of self insurance	23,841	-	23,841
Impact of settlement liability	20,000	-	20,000
Impact of facility closure charges	3,443	2,645	798	30.2
Adjusted operating income (Non-GAAP)	$1,736,959	$1,753,193	$(16,234)	(0.9)%

Interest expense (GAAP)	$123,741	$128,495	$(4,754)	(3.7)%
Impact of US Foods financing costs	(6,790)	-	(6,790)
Adjusted operating income (Non-GAAP)	$116,951	$128,495	$(11,544)	(9.0)%

Net earnings (GAAP) (1)	$931,533	$992,427	$(60,894)	(6.1)%
Impact of restructuring executive retirement plans	2,102	13,461	(11,359)	(84.4)
Impact of MEPP charge	916	26,855	(25,939)	(96.6)
Impact of severance charges	4,546	14,882	(10,336)	(69.5)
Impact of US Foods merger and integration costs	57,176	-	57,176
Impact of FY13 acquisition-related charge	-	5,998	(5,998)
Impact of change in estimate of self insurance	15,050	-	15,050
Impact of settlement liability	18,156	-	18,156
Impact of facility closure charges	2,173	1,696	477	28.1
Impact of US Foods financing costs	4,286	-	4,286
Adjusted net earnings (Non-GAAP) (1)	$1,035,938	$1,055,319	$(19,381)	(1.8)%

Diluted earnings per share (GAAP) (1)	$1.58	$1.67	$(0.09)	(5.4)%
Impact of restructuring executive retirement plans	-	0.02	(0.02)
Impact of MEPP charge	-	0.05	(0.05)
Impact of severance charges	0.01	0.03	(0.02)	(66.7)
Impact of US Foods merger and integration costs	0.10	-	0.10
Impact of FY13 acquisition-related charge	-	0.01	(0.01)
Impact of change in estimate of self insurance	0.03	-	0.03
Impact of settlement liability	0.03	-	0.03
Impact of facility closure charges	-	-	-
Impact of US Foods financing costs	0.01	-	0.01
Adjusted diluted earnings per share (Non-GAAP) (1)	$1.76	$1.78	$(0.02)	(1.1)%

Diluted shares outstanding	590,216,220	592,675,110

(1)   The net earnings and diluted earnings per share impacts are shown net of tax, except as noted below.  The aggregate tax impact of adjustments for executive retirement plans restructuring charges, MEPP charges, severance charges, merger and integration costs associated with our pending US Foods merger, a fiscal 2013 acquisition related charge, change in estimate for self-insurance costs, charges from a liability for a settlement, facility closure charges and amortization of US Foods financing costs was $67.2 million and $37.8 million for fiscal 2014 and fiscal 2013, respectively.  Amounts are calculated by multiplying the operating income impact of each item by the respective year’s effective tax rate, with the exception of the charges from the settlement liability, which has an estimated non-deductible portion, and the fiscal 2013 acquisition-related charge, which has no tax impact.

Set forth below is a reconciliation of actual operating expenses, operating income, net earnings and diluted earnings per share to adjusted results for these measures for fiscal 2013 and fiscal 2012:

	2013	2012	Change in Dollars	% Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$6,338,129	$5,888,642	$449,487	7.6%
Impact of BTP costs	(330,544)	(193,126)	(137,418)	71.2
Impact of MEPP charge	(41,876)	(21,899)	(19,977)	91.2
Impact of severance charges	(23,206)	(14,452)	(8,754)	60.6
Impact of restructuring executive retirement plans	(20,990)	-	(20,990)
Impact of acquisition-related charge	(5,998)	-	(5,998)
Impact of facility closure charges	(2,645)	-	(2,645)
Adjusted operating expenses (Non-GAAP)	$5,912,870	$5,659,165	$253,705	4.5%

Operating Income (GAAP)	$1,658,478	$1,890,632	$(232,154)	(12.3)%
Impact of BTP costs	330,544	193,126	137,418	71.2
Impact of MEPP charge	41,876	21,899	19,977	91.2
Impact of severance charges	23,206	14,452	8,754	60.6
Impact of restructuring executive retirement plans	20,990	-	20,990
Impact of acquisition-related charge	5,998	-	5,998
Impact of facility closure charges	2,645	-	2,645
Adjusted operating income (Non-GAAP)	$2,083,737	$2,120,109	$(36,372)	(1.7)%

Net earnings (GAAP) (1)	$992,427	$1,121,585	$(129,158)	(11.5)%
Impact of BTP costs	211,978	121,418	90,560	74.6
Impact of MEPP charge	26,855	13,768	13,087	95.1
Impact of severance charges	14,882	9,086	5,796	63.8
Impact of restructuring executive retirement plans	13,461	-	13,461
Impact of acquisition-related charge	5,998	-	5,998
Impact of facility closure charges	1,696	-	1,696
Adjusted net earnings (Non-GAAP) (1)	$1,267,297	$1,265,857	$1,440	0.1%

Diluted earnings per share (GAAP) (1)	$1.67	$1.90	$(0.23)	(12.1)%
Impact of BTP costs	0.36	0.21	0.15	71.4
Impact of MEPP charge	0.05	0.02	0.03	150.0
Impact of severance charges	0.03	0.02	0.01	50.0
Impact of restructuring executive retirement plans	0.02	-	0.02
Impact of acquisition-related charge	0.01	-	0.01
Impact of facility closure charges	-	-	-
Adjusted diluted earnings per share (Non-GAAP) (1)	$2.14	$2.15	$(0.01)	(0.5)%

Diluted shares outstanding	592,675,110	588,991,441

(1)  The net earnings and diluted earnings per share impacts are shown net of tax, except as noted below.  The aggregate tax impact of adjustments for Business Transformation Project, MEPP charge, severance charges, executive retirement plans restructuring, and facility closure charges was $150.3 million and $85.2 million for fiscal 2013 and fiscal 2012, respectively.  The fiscal 2013 acquisition-related charge had no tax impact.

Cost per case is an important metric management uses to measure our expense performance.  This metric is calculated by taking the total operating expense of our North American Broadline companies, divided by the number of cases sold.  Adjusted cost per case is calculated similarly, however the operating expense component excludes charges from executive retirement plans restructuring, multiemployer pension plans and severance which are the Certain Items applicable to these companies, divided by the number of cases sold.  Our corporate expenses are not included in the cost per cases metrics because the metric is a measure of efficiency in our operations.  We seek to grow our sales and either minimize or reduce our costs on a per case basis.  Our North American Broadline companies represent approximately 80% of our of total sales and 80% of our total operating expenses prior to corporate expenses.  Sysco considers adjusted cost per case to be a measure that provides useful information to management and investors about Sysco's expense management.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, the change in adjusted cost per case is reconciled to cost per case for the periods presented.

	Fiscal 2014 change from Fiscal 2013	Fiscal 2013 change from Fiscal 2012
(Decrease) Increase in cost per case	$(0.10)	$0.03
Impact of Certain Items (1)	0.04	(0.04)
(Decrease) in adjusted cost per case (Non-GAAP basis)	$(0.06)	$(0.01)

(1)

For all periods, the impact of Certain Items excludes charges from executive retirement plans restructuring, multiemployer pension plans and severance.  For the fiscal 2014 comparison to fiscal 2013, the majority relates to multiemployer pension plans in the amount of $0.04 per case attributable to charges taken in fiscal 2013 that did not recur at the same magnitude in fiscal 2014.  For the fiscal 2013 comparison to fiscal 2012, the majority relates to multiemployer pension plans in the amount of $0.03 per case attributable to charges taken in fiscal 2013 that did not recur at the same magnitude in fiscal 2012, and the remainder relates to severance charges.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 21, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	Operating Income as a
	Percentage of Sales
	2014	2013	2012
Broadline	6.6%	6.6%	7.0%
SYGMA	0.6	0.9	1.1
Other	3.2	3.6	3.8

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase over the prior year and should be read in conjunction with Note 21, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	2014		2013
		Operating		Operating
	Sales	Income	Sales	Income
Broadline	4.4%	3.1%	5.0%	(0.6)%
SYGMA	6.9	(26.9) (1)	0.8	(14.7) (1)
Other	6.7	(5.0)	14.4	8.3

(1)  SYGMA had operating income of $38.0 million in fiscal 2014, $52.0 million in fiscal 2013 and $61.0 million in fiscal 2012.

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses and adjustments of $1,020.3 million in fiscal 2014, $894.3 million in fiscal 2013 and $677.6 million in fiscal 2012 that are not charged to our segments.  This information should be read in conjunction with Note  21, “Business Segment Information” to the Consolidated Financial Statements in Item 8:

	2014		2013		2012
		Segment		Segment		Segment
		Operating		Operating		Operating
	Sales	Income	Sales	Income	Sales	Income
Broadline	81.0%	94.9%	81.3%	94.1%	81.2%	94.1%
SYGMA	13.3	1.5	13.0	2.0	13.5	2.4
Other	6.3	3.6	6.2	3.9	5.7	3.5
Intersegment sales	(0.6)	-	(0.5)	-	(0.4)	-
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s U.S., Canadian, Caribbean and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In fiscal 2014, the Broadline operating results represented approximately 81.0% of Sysco’s overall sales and 94.9% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses.

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

Sales

Sales for fiscal 2014 were 4.4% higher than fiscal 2013.  Sales for fiscal 2014 increased as a result of sales from acquisitions that occurred within the last 12 months, case volume growth and product cost inflation and the resulting increase in selling prices.  Our sales growth in fiscal 2014 was greater with our corporate-managed customers as compared to sales growth with our locally-managed customers.  We believe our locally-managed customer growth has been negatively influenced market conditions including lower consumer spend.  The disparity in the growth rate between these customer types moderated in the last half of fiscal 2014 with locally-managed sales growth trending at similar rates as corporate-managed customers.  Sales from acquisitions within the last 12 months favorably impacted sales by 1.7% in fiscal 2014.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.0% during fiscal 2014, driven mainly by inflation in the meat, seafood and dairy categories.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.8% in fiscal 2014.

Sales were 5.0% greater in fiscal 2013 than fiscal 2012.  Sales for fiscal 2013 increased as a result of product cost inflation and the resulting increase in selling prices, sales from acquisitions that occurred within the last 12 months and improving case volumes.  Our sales growth in fiscal 2013 has been greater with our corporate-managed customers as compared to sales growth with our locally-managed customers.  We believe our locally-managed customer sales growth has been negatively influenced by lower consumer sentiment.  Sales from acquisitions within the last 12 months contributed 1.6% to the overall sales comparison for fiscal 2013.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 2.3% in fiscal 2013.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars did not have a significant impact on sales when compared to fiscal 2012.

Operating Income

Fiscal 2014 vs. Fiscal 2013

Operating income increased by 3.1% in fiscal 2014 over fiscal 2013.  Fiscal 2014 included $1.5 million in charges related to withdrawals from multiemployer pension plans, as compared to $41.9 million in charges in fiscal 2013.  We also experienced growth in our gross profits, increased expenses from higher case volumes, some of which is attributable to our acquired operations, increased depreciation and amortization and increased delivery costs.  These were partially offset by benefits from Business Transformation Project initiatives included lower sales organization costs and retirement-related expenses.  As a percentage of sales, we experienced favorable expense management partially from benefits from our Business Transformation Project initiatives.

Gross profit dollars increased in fiscal 2014 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales.  Gross profits grew at a greater rate in the second half of fiscal 2014 as compared to the same time period in fiscal 2013 as result of increased inflation, higher locally-managed customer case growth and in part from our Business Transformation Project initiatives.  This decline in gross margin was partially the result of weak restaurant traffic and increased competition resulting from a slow-growth market.  Increased sales to lower margin corporate-managed customers also contributed to the decline in fiscal 2014.  These customers purchase higher volumes and therefore margins tend to be lower with this customer group than our locally-managed customers.    Our locally-managed customers comprise a significant portion of our overall volumes and an even greater percentage of profitability because of the high level of value added services we typically provide to this customer group.  The disparity in the growth rate between these customer types moderated in the last half of fiscal 2014 with locally-managed sales growth trending at similar rates as corporate-managed customers.  If sales from our locally-managed customers do not grow at the same rate as sales from these corporate-managed customers, our gross margins may continue to decline.  Our inflation rates were relatively stable over the first three quarters of fiscal 2014; however, it increased in the fourth quarter, all quarters being compared to the past year.  Fourth quarter fiscal 2014 inflation was seen primarily in the meat, seafood and dairy categories which represent more than one-third of our annual sales.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers, as high food costs can be difficult to pass on to our customers and inflation can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross profit, operating income and earnings.

Operating expenses for the Broadline segment increased in fiscal 2014 as compared to fiscal 2013.  Fiscal 2014 included $1.5 million in charges related to withdrawals from multiemployer pension plans, as compared to $41.9 million in charges in fiscal 2013.  The increase in expenses for fiscal 2014 as compared to fiscal 2013 was driven largely by expenses from acquired operations, expenses attributable to volume growth and increased depreciation and amortization expense.  Pay-related expenses increased primarily from added costs from companies acquired in the last 12 months as well as increased delivery compensation, partially attributable to case growth.  Depreciation and amortization increased primarily from assets that were not placed in service in fiscal 2013 that were in service in fiscal 2014.  These increases were partially offset by reduced sales and information technology pay-related expenses.  Retirement-related costs decreased primarily from the plan freezes that occurred in fiscal 2013.  Our expense on a cost per case basis decreased as compared to fiscal 2013 primarily from reduced pay-related expenses from our sales and information technology areas and lower retirement-related expenses, partially offset by increased costs from delivery pay-related expenses.

Fiscal 2013 vs. Fiscal 2012

Operating income decreased by 0.6% in fiscal 2013 from fiscal 2012.  This decrease was driven by operating expenses increasing more than gross profit dollars.

Gross profit dollars increased in fiscal 2013 primarily due to increased sales; however, gross profit dollars increased at a lower rate than sales.  This decline in gross margin was partially the result of increased growth from corporate-managed customers.  Gross margin from these types of customers is generally lower than from other types of customers.  Increased competition resulting from a slow-growth market also contributed to the decline in gross margins.  Our Broadline segment experienced product cost inflation in fiscal 2013.  Based on our product sales mix during fiscal 2013, we were most impacted by higher levels of inflation in the poultry and meat product categories.

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

Our fiscal 2013 cost per case, excluding charges related to withdrawals from multiemployer pension plans, decreased as compared to fiscal 2012 primarily from reduced pay-related expenses from our sales and information technology areas, partially offset by increased costs from delivery and warehouse pay-related expenses, increased retirement-related expenses and fuel increases.

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

Sales

Sales were 6.9% greater in fiscal 2014 than in fiscal 2013.  The increase was primarily due to new customers.  Other contributors to the increase were product cost inflation and the resulting increase in selling prices and case volume increases from existing customers.  We do not expect sales growth to continue at the same level in fiscal 2015 as compared to fiscal 2014, primarily due to the expectation of fewer new customers in fiscal 2015 as well as competitive pricing pressures.

Sales were 0.8% greater in fiscal 2013 than in fiscal 2012.  The increase was primarily due to product cost inflation and the resulting increase in selling prices, partially offset by case volume declines.  Case volumes were challenged from low levels of growth from existing customers and from lost customers.

One chain restaurant customer (The Wendy’s Company) accounted for approximately 23% of the SYGMA segment sales for the fiscal year ended June 28, 2014.  SYGMA maintains multiple regional contracts with varied expiration dates with this customer.  While the loss of this customer would have a material adverse effect on SYGMA, we do not believe that the loss of this customer would have a material adverse effect on Sysco as a whole.

Operating Income

Operating income decreased by 26.9% in fiscal 2014 from fiscal 2013.  Gross profit dollars increased 2.8% while operating expenses increased 6.5% in fiscal 2014 over fiscal 2013.  Gross profit dollar growth was lower than sales growth primarily due to reduced fuel surcharges.  Operating expenses increased in fiscal 2014 largely due to increased delivery costs including pay-related expenses.  Also contributing to the increase in expense were startup costs related to new customers and expenses incurred for a facility consolidation.  Operating income is not expected to decrease at the same rate in fiscal 2015 as compared to fiscal 2014 as startup costs for new customers should be at lower amounts than those experienced in fiscal 2014.  We continue to focus on increasing profitability while remaining responsive to our customers’ needs.

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

On an aggregate basis, our “Other” segment has had a lower operating income as a percentage of sales than Sysco’s Broadline segment.  Sysco has acquired some of the operating companies within this segment in relatively recent years.  These operations generally operate in a niche within the foodservice industry except for our lodging industry supply company.  Each individual operation is also generally smaller in sales and scope than an average Broadline operation and each of these operating segments is considerably smaller in sales and overall scope than the Broadline segment.  In fiscal 2014, in the aggregate, the “Other” segment represented approximately 6.3% of Sysco’s overall sales and 3.6% of the aggregate operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

Operating income decreased 5.0%, or $4.9 million, in fiscal 2014 as compared to fiscal 2013.  The decrease in operating income was largely due to startup costs from our Sysco Ventures operations, partially offset by increased earnings from our specialty produce and lodging industry products segments.  Additionally, retirement-related expenses were greater for these companies for fiscal 2014 as our enhanced defined contribution plan became effective January 1, 2013, and some of these operations were not a part of prior benefit plans.

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

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from fiscal 2014 to fiscal 2013:

•	Cash flows from operations were $1.49 billion this year compared to $1.51 billion last year.
•	Capital expenditures totaled $523.2 million this year compared to $511.9 million last year.
•	Free cash flow was $995.4 million this year compared to $1.0 billion last year (See Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash used for acquisition of businesses was $79.3 million this year compared to $397.4 million last year.
•	Net bank borrowings were a net borrowing of $34.5 million this year compared to a net borrowing of $95.5 million last year.
•	Proceeds from exercises of share-based compensation awards was $255.6 million this year compared to $628.7 million last year.
•	Treasury stock purchases were $332.4 million this year compared to $721.6 million last year.
•	Dividends paid were $667.2 million this year compared to $648.3 million last year.

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

In the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of August 13, 2014, the merger consideration is estimated as follows:  approximately $3.7 billion for the equity of US Foods, comprised of $3.2 billion of Sysco common stock valued using the seven day average through August 13, 2014 and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of June 28, 2014, bringing the total enterprise value to $8.5 billion as of August 13, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  We have secured a fully committed bridge financing and expect to issue longer-term financing prior to closing.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly

13%, of Sysco.  This merger is currently pending a regulatory review process by the Federal Trade Commission and we estimate the merger will close by the end of the third quarter or in the fourth quarter of calendar 2014.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

We continue to generate substantial cash flows from operations and remain in a strong financial position, however our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.   Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and impacted our cash flows from operations.  Competitive pressures in a low growth environment have also lowered our gross margins which in turn can cause our cash flows from operations to decrease.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.  As of June 28, 2014, we had $413.0 million in cash and cash equivalents, approximately 32% of which was held by our international subsidiaries generated from our earnings of international operations.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

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

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.  We believe our cash flows from operations will improve over the long-term due to benefits from our Business Transformation Project and initiatives to improve our working capital management and cash flows from the operations of US Foods once acquired.

Cash Flows

Operating Activities

Fiscal 2014 vs. Fiscal 2013

We generated $1.49 billion in cash flow from operations in fiscal 2014, as compared to $1.51 billion in fiscal 2013.  This decrease of $18.8 million, or 1.2%, was largely attributable to a negative comparison on pension expense and contributions, reduced net earnings, a negative comparison on multiemployer pension withdrawal provisions and payments and an unfavorable comparison on prepaid expenses.  Partially offsetting these unfavorable comparisons was a favorable comparison on working capital, several significant accruals in fiscal 2014 and an increase in non-cash depreciation and amortization.

Included in the change in other long-term liabilities was a negative comparison on pension expense and contributions, which contributed $65.0 million to the unfavorable comparison on cash flow from operations for fiscal 2014 to fiscal 2013.  Pension expense was $4.8 million and pension contributions were $24.8 million in fiscal 2014, which resulted in a decrease to other long-term liabilities.  Pension expense was $138.3 million and pension contributions were $93.6 million in fiscal 2013, which resulted in an increase to other long-term liabilities.

Included in the change in accrued expenses  was a negative comparison of $49.4 million on multiemployer withdrawal provisions and payments.  Fiscal 2014 included a provision for multiemployer pension withdrawal of $1.5 million and payments of $40.8 million, which resulted in a decrease to accrued expenses.  Fiscal 2013 included a provision for multiemployer pension withdrawal of $41.9 million and payments of $31.8 million, which resulted in an increase to accrued expenses.   Partially offsetting the unfavorable impact of the multiemployer accrual comparison were several significant accruals unique to fiscal 2014, which contributed $48.5 million to cash flow from operations for fiscal 2014 to fiscal 2013.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a favorable comparison of $129.7 million on the comparison of cash flow from operations for fiscal 2014 to fiscal 2013.  There was a favorable comparison on accounts payable, which was partially offset by unfavorable comparisons on accounts receivable and inventory.  Accounts receivable increased in both periods as a result of increases in sales.  Our sales growth in fiscal 2014 has been greater with our corporate-managed customers and payment terms for these types of customers are traditionally longer than average.  This mix of longer-term receivables contributed to the unfavorable comparison on cash flow from fiscal 2014 to fiscal 2013.  Inventory increased in both periods as a result of increases in sales.  However, inventory turnover improved in fiscal 2014, as compared to a deterioration of inventory turnover in fiscal 2013, due to working capital improvements in inventory.  Fiscal 2014 also included an increase in inventory in transit, which offset the favorable comparison due to working capital improvements, resulting in an overall unfavorable comparison on cash flow from fiscal 2014 to fiscal 2013.  Accounts payable increased in both periods as a result of increases in sales.  The year-over-year impact of the change in accounts payable is favorable to cash flow from operations due to working capital improvements in accounts payable as well as an increase in fiscal 2014 in accounts payable related to inventory in transit.

Fiscal 2013 vs. Fiscal 2012

We generated $1.5 billion in cash flow from operations in fiscal 2013, as compared to $1.4 billion in fiscal 2012.  The increase of $107.4 million or 7.6%, was largely attributable to a favorable comparison year-over-year on the settlement payments made to the Internal Revenue Service (IRS), an increase in non-cash depreciation and amortization expense and a favorable comparison for multiemployer and company-sponsored pension expense and contributions.  These decreases were partially offset by a reduction in net earnings, the redemption of some of our corporate-owned life insurance (COLI) policies in fiscal 2012 and a reduction in taxes. Changes in working capital, including accounts receivable, inventory and accounts payable, did not have a significant impact on the comparison of cash flow from operations from fiscal 2013 to fiscal 2012.  These items are more fully described below.

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

Investing Activities

Fiscal 2014 capital expenditures included:

•	fleet replacements;
•	construction of fold-out facilities in Ontario, Canada and Dublin, Ireland;
•	replacement or significant expansion of facilities in Phoenix, Arizona; Sacramento, California; Philadelphia, Pennsylvania and Harrisonburg, Virginia; and
•	investments in technology.

Fiscal 2013 capital expenditures included:

•	fleet replacements;
•	construction of a fold-out facility in southern California;
•	replacement or significant expansion of facilities in Atlanta, Georgia; British Columbia, Canada; Boston, Massachusetts and Columbia, South Carolina; and
•	investments in technology.

Fiscal 2012 capital expenditures included:

•	replacement or significant expansion of facilities in San Diego, California; Boston, Massachusetts; Lincoln, Nebraska; Syracuse, New York and central Texas;
•	construction of fold-out facilities in southern California and Long Island, New York;
•	the continued remodeling of our shared services facility purchased in fiscal 2010;
•	fleet replacements; and
•	investments in technology including our Business Transformation Project.

The level of capital expenditures in fiscal 2014 was mostly consistent with fiscal 2013, representing a small increase of $11.3 million.  Capital expenditures in fiscal 2013 decreased by $272.6 million from fiscal 2012 primarily due to less investment in technology in fiscal 2013 related to our Business Transformation Project due to the initiation of the project’s deployment phase in August 2012.  Capital expenditures in fiscal 2014, 2013 and 2012 for our Business Transformation Project were $33.4 million, $20.0 million and $146.2 million, respectively.

We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2015 should be in the range of $500 million to $550 million.  Fiscal 2015 expenditures will include facility, fleet and other equipment replacements and expansions; new facility construction, including fold-out facilities; and investments in technology.

During fiscal 2014, in the aggregate, the company paid cash of $79.3 million for operations acquired during fiscal 2014 and for contingent consideration related to operations acquired in previous fiscal years.  During fiscal 2014, we acquired for cash operations in Meridian, Idaho; Landover, Maryland; St. Louis, Missouri; Cleveland, Ohio and Philadelphia, Pennsylvania.

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

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash including dividend payments, share repurchases and acquisitions.  We do not mean to imply that free cash flow is necessarily available for discretionary expenditures, however, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of decreased cash provided by operating activities and increased capital spending, partially offset by increased proceeds from sales of plant and equipment, free cash flow for fiscal 2014 decreased 2.0%, or $19.9 million, to $995.4 million as compared to fiscal 2013.    Increased cash provided by operating activities, partially offset by increased capital spending, resulted in free cash flow for fiscal 2013 increasing 61.7%, or $387.4 million, to $1.0 billion as compared to fiscal 2012.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the tables that follow, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	2014	2013	Change in Dollars	% Change
	(Dollars in thousands)
Net cash provided by operating activities (GAAP)	$1,492,815	$1,511,594	$(18,779)	(1.2)%
Additions to plant and equipment	(523,206)	(511,862)	(11,344)	(2.2)
Proceeds from sales of plant and equipment	25,790	15,527	10,263	66.1
Free Cash Flow (Non-GAAP)	$995,399	$1,015,259	$(19,860)	(2.0)%

	2013	2012	Change in Dollars	% Change
	(Dollars in thousands)
Net cash provided by operating activities (GAAP)	$1,511,594	$1,404,180	$107,414	7.6%
Additions to plant and equipment	(511,862)	(784,501)	272,639	34.8
Proceeds from sales of plant and equipment	15,527	8,185	7,342	89.7
Free Cash Flow (Non-GAAP)	$1,015,259	$627,864	$387,395	61.7%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $255.6 million in fiscal 2014, $628.7 million in fiscal 2013 and $99.4 million in fiscal 2012.  The level of proceeds in each year is directly related to the number of options exercised in each year.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price.

We traditionally have engaged in Board-approved share repurchase programs.  The number of shares acquired and their cost during the past three fiscal years were 10,059,000 shares for $332.4 million in fiscal 2014, 21,672,403 shares for $721.6 million in fiscal 2013 and 10,000,000 shares for $272.3 million in fiscal 2012.  No additional shares were repurchased through August 13, 2014, resulting in a remaining authorization by our Board of Directors to repurchase up to 11,655,197 shares, based on the trades made through that date.  Our share repurchase strategy is to purchase enough shares to keep our average shares outstanding relatively constant over time, excluding the impact of the 87 million shares to be issued upon closing of the potential merger with US Foods.  The number of shares we repurchase in fiscal 2015 will be dependent on many factors, including the level of future stock option exercises as well as competing uses for available cash.

We have made dividend payments to our shareholders in each fiscal year since our company’s inception over 40 years ago.  We target a dividend payout of 40% to 50% of net earnings.  We paid in excess of that range in fiscal 2014 and fiscal 2013 primarily due to increased expenses from our Certain Items.  We believe, as we realize benefits from our Business Transformation Project, our dividend payout will return to this targeted range.  Dividends paid were $667.2 million, or $1.14 per share, in fiscal 2014, $648.3 million, or $1.10 per share, in fiscal 2013 and $622.9 million, or $1.06 per share, in fiscal 2012.  In May 2014, we declared our regular quarterly dividend for the first quarter of fiscal 2015 of $0.29 per share, which was paid in July 2014.

In November 2000, we filed with the SEC a shelf registration statement covering 30,000,000 shares of common stock to be offered from time to time in connection with acquisitions.  As of August 13, 2014, 29,477,835 shares remained available for issuance under this registration statement.

Debt Activity and Borrowing Availability

Short-term Borrowings

We have uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95.0 million, of which none was outstanding as of June 28, 2014 or August 13, 2014.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility, which provides for capital needs for the company’s European subsidiaries.  In September 2013, this facility was extended and increased to €100.0 million (Euro).  This facility provides for unsecured borrowings and expires September 24, 2014, but is subject to extension.  Outstanding borrowings under this facility were €52.0 million (Euro)  as of June 28, 2014 and August 13, 2014.

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

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S.  and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.  In January 2014, Sysco and Sysco International, ULC extended and increased the size of the revolving credit facility described above that supports the company’s U.S. and Canadian commercial paper programs.  The facility was increased to $1.5 billion with an expiration date of December 29, 2018, but is subject to further extension.  The other terms and conditions of the extended facility are substantially the same.

As of June 28, 2014, commercial paper issuances outstanding were $130.0 million.  As of August 13, 2014, commercial paper issuances outstanding were $387.6 million.  During fiscal 2014, 2013 and 2012, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $770.5 million, zero to $330.0 million, and zero to $563.1 million, respectively.  During each of fiscal 2014, 2013 and 2012, our aggregate commercial paper issuances and short-term bank borrowings had a weighted average interest rate of 0.16%.

Bridge Facility

In December 2013, we secured a commitment for an unsecured bridge facility in the amount of $3.3865 billion in connection with our proposed merger with US Foods (discussed further under Strategy).  In January 2014, this bridge facility commitment was replaced with a $3.3865 billion bridge term loan agreement with multiple lenders.  We may borrow up to $3.3865 billion in term loans on the closing date of the US Foods acquisition to fund the acquisition, refinance certain indebtedness of US Foods and pay related fees and expenses.  The facility expires on March 8, 2015, but is subject to extension if regulatory approvals have not yet been obtained.  Borrowings under the bridge term loan agreement are guaranteed by the same subsidiaries of Sysco that guarantee the company’s revolving credit facility, and in certain circumstances, may also be guaranteed by US Foods after closing of the merger.  As an alternative to using our bridge facility, we currently intend to issue longer-term financing prior to the closing of the transaction.

Fixed Rate Debt

Included in current maturities of long-term debt as of June 28, 2014 are the 0.55% senior notes totaling $300.0 million, which mature in June 2015.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper, senior notes or a combination thereof.

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

Total Debt

Total debt as of June 28, 2014 was $2.8 billion of which approximately 74% was at fixed rates with a weighted average of  4.6% and an average life of 13 years, and the remainder was at floating rates with a weighted average of 2.7% and an average life of three years.  Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level.  We are currently in compliance with all debt covenants.

Other

As part of normal business activities, we issue letters of credit through major banking institutions as required by certain vendor and insurance agreements.  In addition, in connection with our audits in certain tax jurisdictions, we have posted letters of credit in order to proceed to the appeals process.  As of June 28, 2014, letters of credit outstanding were $45.7 million.

Other Considerations

Multiemployer Plans

As discussed in Note 15, “Multiemployer Employee Benefit Plans”, to the Consolidated Financial Statements in Item 8, we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could have been as much as $90.0 million as of June 28, 2014 and August 13, 2014, based on the latest available information available as of each date.  This estimate excludes plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

As of June 28, 2014 and June 29, 2013, Sysco had approximately $1.4 million and $40.7 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.

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

Potential Contingencies Impacting Liquidity

Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Sysco has posted approximately $32.5 million in letters of credit, representing a partial payment of the audit assessments, in order to appeal the Canadian Revenue Agency assessments of transfer pricing adjustments relating to our cross border procurement activities through our former purchasing cooperative on our 2004 and 2005 fiscal years.  We are protesting these adjustments through appeals and competent authority.  If assessed on later years currently under examination using these same positions, we could have to pay cash or post additional letters of credit of as much as $129.0 million, in order to appeal these further assessments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth, as of June 28, 2014, certain information concerning our obligations and commitments to make contractual future payments:

	Payments Due by Period
					More Than
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Recorded Contractual Obligations:
Revolving credit facility borrowings	$70,975	$70,975	$-	$-	$-
Commercial paper	129,999	129,999	-	-	-
Long-term debt	2,526,305	300,196	1,356	754,020	1,470,733
Capital lease obligations	32,640	4,581	6,757	4,944	16,358
Deferred compensation (1)	80,910	8,428	13,259	9,940	49,283
SERP and other postretirement plans (2)	299,582	26,608	56,568	59,809	156,597
Unrecognized tax benefits and interest (3)	85,878
Unrecorded Contractual Obligations:
Interest payments related to debt (4)	1,486,128	106,876	210,065	191,814	977,373
Operating lease obligations	161,838	43,065	56,960	25,729	36,084
Purchase obligations (5)	4,603,890	3,404,821	990,450	208,619	-
US Foods merger consideration (6)	5,316,110	500,000	-	-	4,816,110
Total contractual cash obligations	$14,794,255	$4,595,549	$1,335,415	$1,254,875	$7,522,538

(1)The estimate of the timing of future payments under the Executive Deferred Compensation Plan involves the use of certain assumptions, including retirement ages and payout periods.

(2)Includes estimated contributions to the unfunded SERP and other postretirement benefit plans made in amounts needed to fund benefit payments for vested participants in these plans through fiscal 2024, based on actuarial assumptions.

(3)Unrecognized tax benefits relate to uncertain tax positions recorded under accounting standards related to uncertain tax positions.  As of June 28, 2014, we had a liability of $49.2 million for unrecognized tax benefits for all tax jurisdictions and $36.7 million for related interest that could result in cash payment.  We are not able to reasonably estimate the timing of non-current payments or the amount by which the liability will increase or decrease over time.  Accordingly, the related non-current balances have not been reflected in the "Payments Due by Period" section of the table.

(4)Includes payments on floating rate debt based on rates as of June 28, 2014, assuming amount remains unchanged until maturity, and payments on fixed rate debt based on maturity dates.  The impact of our outstanding fixed-to-floating interest rate swap on the fixed rate debt interest payments is included as well based on the floating rates in effect as of June 28, 2014.

(5)For purposes of this table, purchase obligations include agreements for purchases of product in the normal course of business, for which all significant terms have been confirmed, including minimum quantities resulting from our category management initiative.  As we progress with this initiative, our purchase obligations are increasing.  Such amounts included in the table above are based on estimates.  Purchase obligations also includes amounts committed with various third party service providers to provide information technology services for period up to fiscal 2019 (See discussion under Note 20, “Commitments and Contingencies”, to the Notes to Consolidated Financial Statements in Item 8) and fixed fuel purchase commitments.  Purchase obligations exclude full requirements electricity contracts where no stated minimum purchase volume is required.

(6)In the second quarter of fiscal 2014, the company announced an agreement to merge with US Foods.  Sysco has agreed to pay approximately $3.7 billion for the equity of US Foods, comprising $3.2 billion of Sysco common stock valued using the seven day average through August 13, 2014 and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods' net debt, which is currently approximately $4.8 billion as of June 28, 2014, bringing the total enterprise value to $8.5 billion. The table above includes the cash payment and the assumption or refinancing of US Foods’ net debt.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

The Retirement Plan has no estimated contributions through fiscal 2024 to meet ERISA minimum funding requirements based on actuarial assumptions.  These assumptions include the extension of funding relief included in the Highway and Transportation Funding Act of 2014.

Certain acquisitions involve contingent consideration, typically payable only in the event that certain operating results are attained or certain outstanding contingencies are resolved.  Aggregate contingent consideration amounts outstanding as of June 28, 2014 were $70.6 million.   This amount is not included in the table above.

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

For guidance in determining the discount rates, we calculate the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan.  The discount rate assumption is reviewed annually and revised as deemed appropriate.  The discount rate for determining fiscal 2014 net pension costs for the Retirement Plan, which was determined as of the June 29, 2013 measurement date, increased 51 basis points to 5.32%.  The discount rate for determining fiscal 2014 net pension costs for the SERP, which was determined as of the June 29, 2013 measurement date, increased 98 basis points to 4.94%, as compared to the discount rate upon the remeasurement of the plan during fiscal 2013.  The combined effect of these discount rate changes decreased our net company-sponsored pension costs for all plans for fiscal 2014 by an estimated $5 million.  The discount rate for determining fiscal 2015 net pension costs for the Retirement Plan, which was determined as of the June 28, 2014 measurement date, decreased 58 basis points to 4.74%.  The discount rate for determining fiscal 2015 net pension costs for the SERP, which was determined as of the June 28, 2014 measurement date, decreased

35 basis points to 4.59%.  The combined effect of these discount rate changes will increase  our net company-sponsored pension costs for all plans for fiscal 2015 by an estimated $7 million.  A 100 basis point increase (or decrease) in the discount rates for fiscal 2015 would decrease (or increase) Sysco’s net company-sponsored pension cost by approximately $11 million.  Now that Sysco’s pension plans are frozen, net company-sponsored pension cost is not as sensitive to discount rate changes as compared to when these plans were active.

The expected long-term rate of return on plan assets of the Retirement Plan was 7.75% for fiscal 2014 and fiscal 2013.  The expectations of future returns are derived from a mathematical asset model that incorporates assumptions as to the various asset class returns, reflecting a combination of historical performance analysis and the forward-looking views of the financial markets regarding the yield on bonds, historical returns of the major stock markets and returns on alternative investments.  Although not determinative of future returns, the effective annual rate of return on plan assets, developed using geometric/compound averaging, was approximately 7.6%, 6.8%, 13.4%, and 15.0%, over the 20-year, 10-year, 5-year and 1-year periods ended December 31, 2013, respectively.  In addition, in eight of the last 15 years, the actual return on plan assets has exceeded 10%.  The rate of return assumption is reviewed annually and revised as deemed appropriate.

The expected return on plan assets impacts the recorded amount of net pension costs.  The expected long-term rate of return on plan assets of the Retirement Plan is 7.75% for fiscal 2015.   A 100 basis point increase (decrease) in the assumed rate of return for fiscal 2015 would decrease (increase) Sysco’s net company-sponsored pension costs for fiscal 2015 by approximately $29 million.

Pension accounting standards require the recognition of the funded status of our defined benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 28, 2014 was a charge, net of tax, of $686.0 million.  The amount reflected in accumulated other comprehensive loss related to the recognition of the funded status of our defined benefit plans as of June 29, 2013 was a charge, net of tax, of $575.2 million.

We made cash contributions to our company-sponsored pension plans of $24.8 million and $93.6 million in fiscal years 2014 and 2013, respectively.  There was no contribution to the Retirement Plan in fiscal 2014, as there was no minimum required contribution for the calendar 2013 plan year to meet ERISA minimum funding requirements.  The $70.0 million contribution to the Retirement Plan in fiscal 2013 was voluntary, as there was no minimum required contribution for the calendar 2012 plan year to meet ERISA minimum funding requirements.  There are no  required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2015.  The estimated fiscal 2015 contributions to fund benefit payments for the SERP plan are approximately $26 million.

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

In addition, annually in our fourth quarter or more frequently as needed, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values of the applicable reporting units exceed the carrying values of these assets. The reporting units used in assessing goodwill impairment are our 12 operating segments as described in Note 21, “Business Segment Information,” to the Consolidated Financial Statements in Item 8.  The components within each of our 12 operating segments have similar economic characteristics and therefore are aggregated into 12 reporting units.

We arrive at our estimates of fair value using a combination of discounted cash flow and earnings multiple models.  The results from each of these models are then weighted and combined into a single estimate of fair value for each of our 12 operating segments.  We primarily use a 60% weighting for our discounted cash flow valuation and 40% for the earnings multiple models giving greater emphasis to our discounted cash flow model because the forecasted operating results that serve as a basis for the analysis incorporate management’s outlook and anticipated changes for the businesses consistent with a market participant.   The primary assumptions used in these various models include estimated earnings multiples of comparable acquisitions in the industry including control premiums, earnings multiples on acquisitions completed by Sysco in the past, future cash flow estimates of the reporting units, which are dependent on internal forecasts and projected growth rates, and weighted average cost of capital, along with working capital and capital expenditure requirements.  When possible, we use observable market inputs in our models to arrive at the fair values of our reporting units.  We update our projections used in our discounted cash flow model based on historical performance and changing business conditions for each of our reporting units.

Our estimates of fair value contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.  Actual results could differ from these assumptions and projections, resulting in the company revising its assumptions and, if required, recognizing an impairment loss.  There were no impairments of goodwill or indefinite-lived intangibles recorded as a result of assessment in fiscal 2014, 2013 or 2012.  Our past estimates of fair value for fiscal 2013 and 2012 have not been materially different when revised to include subsequent years’ actual results.  Sysco has not made any material changes in its impairment assessment methodology during the past three fiscal years.  We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units.  In the fiscal 2014 assessment, our estimates of fair value did not require additional analysis.  However, we would have performed additional analysis to determine if an impairment existed for our Caribbean Broadline, European Broadline and Sysco Ventures reporting units if our estimates of fair value were decreased by 11% to 23%.    As of June 28, 2014, these reporting units had goodwill aggregating $275.5 million.  For the remainder of our reporting units, which as of June 28, 2014 had goodwill aggregating $1.7 billion, we would have performed additional analysis to determine if an impairment existed for a reporting unit if the estimated fair value for any of these reporting units had declined by greater than 25%.

Certain reporting units (Caribbean Broadline, European Broadline, specialty produce, custom-cut meat, lodging industry products, imported specialty products, international distribution operations and our Sysco Ventures platform) have a greater proportion of goodwill recorded to estimated fair value as compared to the U.S. Broadline, Canada Broadline or SYGMA reporting units.  This is primarily due to these businesses having been more recently acquired, and as a result there has been less history of organic growth than in the U.S. Broadline, Canadian Broadline and SYGMA reporting units.  In addition, these businesses also have lower levels of cash flow than the U.S. Broadline reporting unit.  As such, these reporting units have a greater risk of future impairment if their operations were to suffer a significant downturn.

Share-Based Compensation

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, a non-employee director plan and the Employees’ Stock Purchase Plan.

As of June 28, 2014, there was $64.9 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.39 years.

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

The fair value of restricted stock granted to employees or non-employee directors is based on the stock price on grant date.  The application of a discount to the fair value of a restricted stock grant is dependent upon whether or not each individual grant contains a post-vesting restriction.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current expectations and estimates.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.  Due to the inherent uncertainties concerning the impact of the pending US Foods acquisition, it is impracticable for us to provide projections that fully anticipate all possible impacts of the acquisition.  For that reason, forward-looking disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K describe anticipated future trends and results of only our current operations, excluding any potential impact from the US Foods acquisition unless specifically noted. Completion of the US Foods acquisition is likely to materially impact these projections with respect to Sysco as a whole.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

In addition to the Risk Factors discussed in Part I, Item 1A of this Form 10-K, the success of Sysco’s strategic initiatives could be affected by conditions in the economy and the industry and internal factors, such as the ability to control expenses, including fuel costs.    Our expectations regarding cost per case may be impacted by factors beyond our control, including actions by our competitors and/or customers.  Company-sponsored pension plan liabilities are impacted by a number of factors including the discount rate for determining the current value of plan benefits, the assumption for the rate of increase in future compensation levels and the expected rate of return on plan assets.  The amount of shares repurchased in a given period is subject to a number of factors, including available cash and our general working capital needs at the time.  Meeting our dividend target objectives depends on our level of earnings, available cash and the success of our Business Transformation Project.  Our plans with respect to growth in international markets and adjacent areas that complement our core business are subject to our other strategic initiatives, the allocation of resources, and plans and economic conditions generally.  Legal proceedings and the adequacy of insurance are impacted by events, circumstances and individuals beyond the control of Sysco.  The need for additional borrowing or other capital is impacted by factors that include the impact of the US Foods acquisition, capital expenditures or acquisitions in excess of those currently anticipated, levels of stock repurchases, or other unexpected cash requirements.  Plans regarding the repayment of debt are subject to change at any time based on management’s assessment of the overall needs of the company.   Capital expenditures may vary from those projected based on changes in business plans and other factors, including risks related to the implementation of our Business Transformation Project and our regional distribution centers, the timing and successful completions of acquisitions, construction schedules and the possibility that other cash requirements could result in delays or cancellations of capital spending.  Our ability to finance capital expenditures as anticipated may be influenced by our results of operations, the completion of the US Foods acquisition, our borrowing capacity, share repurchases, dividend levels and other factors.  The anticipated impact of compliance with laws and regulations also involves the risk that estimates may turn out to be materially incorrect, and laws and regulations, as well as methods of enforcement, are subject to change.

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

Fiscal 2014

As of June 28, 2014, we had $130.0 million of commercial paper outstanding.  Total debt as of June 28, 2014 was $2.8 billion, of which approximately 74% was at fixed rates of interest, including the impact of our interest rate swap agreement.

In August 2013, we entered into an interest rate swap agreement that effectively converted $500.0 million of fixed rate debt maturing in fiscal 2018 (the fiscal 2018 swap) to floating rate debt.  This transaction was entered into with the goal of reducing overall borrowing cost.  The major risks from interest rate derivatives include changes in interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. This transaction was designated as a fair value hedges since the swap hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.  As of June 28, 2014, the fiscal 2018 swap was recognized as an asset within the consolidated balance sheet at fair value within other assets of $4.8 million.  The fixed interest rate on the hedged debt is 5.25% and the floating interest rate on the swap is six-month LIBOR which resets every six months in arrears.

In January 2014, in contemplation of securing financing and hedging interest rate risk relating to our assumption or refinancing of US Foods Inc. net debt that will occur upon closing of the proposed merger (discussed in Note 4, “Acquisitions”), we entered into two forward starting swap agreements with notional amounts totaling of $2.0 billion.  We designated these derivatives as cash flow hedges of the variability in the cash outflows of interest payments on 10-year and 30-year debt expected to be issued in fiscal 2015.  These forward starting swaps were recognized as a liability within the consolidated balance sheet at fair value within accrued expenses of $133.5 million.

The following tables present our interest rate position as of June 28, 2014.  All amounts are stated in United States (U.S.) dollar equivalents.

	Interest Rate Position as of June 28, 2014
	Principal Amount by Expected Maturity
	Average Interest Rate
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in thousands)
U.S. $ Denominated:
Fixed Rate Debt	$303,012	$2,603	$2,076	$1,540	$251,076	$1,473,230	$2,033,537	$2,293,942
Average Interest Rate	1.8%	5.2%	5.1%	5.7%	5.5%	5.1%	5.5%
Floating Rate Debt (1)	$129,999	$-	$-	$503,587	$-	$-	$633,586	$633,586
Average Interest Rate	0.2%	-	-	3.7%	-	-	2.9%
Canadian $ Denominated:
Fixed Rate Debt	$1,716	$1,723	$1,368	$1,351	$1,410	$13,862	$21,430	$24,174
Average Interest Rate	7.4%	7.5%	9.1%	9.6%	9.8%	9.7%	9.3%
Euro € Denominated:
Fixed Rate Debt	$49	$342	$-	$-	$-	$-	$391	$441
Average Interest Rate	3.8%	3.8%	-	-	-	-	3.8%
Floating Rate Debt	$70,975	$-	$-	$-	$-	$-	$70,975	$70,975
Average Interest Rate	1.0%	-	-	-	-	-	1.0%

(1)	Includes fixed rate debt that has been converted to floating rate debt through an interest rate swap agreement.

	Interest Rate Position as of June 28, 2014
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$-	$-	$-	$500,000	$-	$-	$500,000	$4,828
Average Variable Rate Paid:
Rate A Plus	-	-	-	3.2%	-	-	3.2%
Fixed Rate Received	-	-	-	5.3%	-	-	5.3%
Interest Rate Swaps
Related To Forecasted
Debt Issuance:
Pay Fixed/Receive Variable	$2,000,000	$-	$-	$-	$-	$-	$2,000,000	$(133,466)
Fixed Rate Paid	Rate B	-	-	-	-	-	Rate B
Average Variable Rate Received	Rate C	-	-	-	-	-	Rate C

Rate A – six-month LIBOR

Rate B - Fixed rate on $1.0 billion swap on 10-year forecasted debt expected to be issued in fiscal 2015 is 3.381%.  Fixed rate on $1.0 billion swap on 30-year forecasted debt expected to be issued in fiscal 2015 is 3.896%.

Rate C – three-month LIBOR

Fiscal 2013

As of June 29, 2013, we had $95.5 million of commercial paper outstanding.  Total debt as of June 29, 2013 was $2.9 billion, of which approximately 88% was at fixed rates of interest, including the impact of our interest rate swap agreement.

In fiscal 2010, we entered into an interest rate swap agreement that effectively converted $200 million of fixed rate debt maturing in fiscal 2014 (the fiscal 2014 swap) to floating rate debt.  This transaction was entered into with the goal of reducing overall borrowing cost and was designated as a fair value hedge since the swap hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.  As of June 29, 2013, the fiscal 2014 swap was recognized as an asset within the consolidated balance sheet at fair value within prepaid expenses and other current assets  of $3.0 million.  The fixed interest rate on the hedged debt is 4.6% and the floating interest rate on the swap is three-month LIBOR which resets quarterly.

The following tables present our interest rate position as of June 29, 2013.  All amounts are stated in U.S. dollar equivalents.

	Interest Rate Position as of June 29, 2013
	Principal Amount by Expected Maturity
	Average Interest Rate
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(Dollars in thousands)
U.S. $ Denominated:
Fixed Rate Debt	$3,251	$301,632	$1,856	$1,149	$498,867	$1,719,270	$2,526,025	$2,838,162
Average Interest Rate	4.4%	0.8%	4.4%	4.2%	5.4%	5.2%	4.7%
Floating Rate Debt (1)	$297,690	$-	$-	$-	$-	$-	$297,690	$301,364
Average Interest Rate	1.5%	-	-	-	-	-	1.5%
Canadian $ Denominated:
Fixed Rate Debt	$1,396	$1,520	$1,430	$1,345	$1,312	$15,410	$22,413	$25,183
Average Interest Rate	8.0%	7.7%	8.6%	9.1%	9.7%	9.7%	9.4%
Euro € Denominated:
Fixed Rate Debt	$464	$695	$-	$-	$-	$-	$1,159	$1,302
Average Interest Rate	3.8%	3.8%	-	-	-	-	3.8%
Floating Rate Debt	$41,632	$-	$-	$-	$-	$-	$41,632	$41,632
Average Interest Rate	1.0%	-	-	-	-	-	1.0%

(1)	Includes fixed rate debt that has been converted to floating rate debt through interest rate swap agreements.

	Interest Rate Position as of June 29, 2013
	Notional Amount by Expected Maturity
	Average Interest Swap Rate
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest Rate Swaps
Related To Debt:
Pay Variable/Receive Fixed	$200,000	$-	$-	$-	$-	$-	$200,000	$2,988
Average Variable Rate Paid:
Rate A Plus	2.1%	-	-	-	-	-	2.1%
Fixed Rate Received	4.6%	-	-	-	-	-	4.6%

Rate A – three-month LIBOR

Foreign Currency Exchange Rate Risk

The majority of our foreign subsidiaries use their local currency as their functional currency.  To the extent that business transactions are not denominated in a foreign subsidiary’s functional currency, we are exposed to foreign currency exchange rate risk.  We will also incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. dollars.  Our income statement trends may be impacted by the translation of the income statements of our foreign subsidiaries into U.S. dollars.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.7% in fiscal 2014 when compared to fiscal 2013.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars did not have a significant impact on sales in fiscal 2013 when compared to fiscal 2012.   The impact to our operating income, net earnings and earnings per share was not material in fiscal 2014 or fiscal 2013.  A 10% unfavorable change in the fiscal 2014 weighted year-to-date exchange rate and the resulting impact on our financial statements would have negatively impacted fiscal 2014 sales by 1.1% and would not have materially impacted our operating income, net earnings and earnings per share.  We do not routinely enter into material agreements to hedge foreign currency exchange rate risks.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  Increased fuel costs may have a negative impact on our results of operations in three areas.  First, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases.  Second, the high cost of fuel can increase the price we pay for product purchases and we may not be able to pass these costs fully to our customers.  Third, increased fuel costs impact the costs we incur to deliver product to our customers.  During each of fiscal 2014, 2013 and 2012, fuel costs related to outbound deliveries represented approximately 0.7% of sales.  Fuel costs, excluding any amounts recovered through fuel surcharges, incurred by Sysco increased by approximately $16.5 million in fiscal 2014 from fiscal 2013 and by $18.9 million in fiscal 2013 over fiscal 2012.

Our activities to mitigate fuel costs include reducing miles driven by our trucks through our routing optimization project, improving fleet utilization by adjusting idling time and maximum speeds and using fuel surcharges.  We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements.  As of June 28, 2014, we had forward diesel fuel commitments totaling approximately $187 million through June 2015.  These contracts will lock in the price of approximately 60% to 65% of our fuel purchase needs for the contracted periods at prices slightly lower than the current market price for diesel.  Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price at a later date.  Using current, published quarterly market price projections for diesel and estimates of fuel consumption, a 10% unfavorable change in diesel prices from the market price would result in a potential increase of $20 million to $30 million in our fuel costs.

Investment Risk

Our company-sponsored qualified pension plan (Retirement Plan) holds investments in public and private equity,  fixed income securities and real estate funds.  The amount of our annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets and discount rates used to calculate the plan’s liability.    Fluctuations in asset values can cause the amount of our anticipated future contributions to the plan to increase and can result in a reduction to shareholders’ equity on our balance sheet as of fiscal year-end, which is when this plan’s funded status is measured.  Also, the projected liability of the plan will be impacted by the fluctuations of interest rates on high quality bonds in the public markets.  To the extent the financial markets experience declines, our anticipated future contributions and funded status will be affected for future years.  A 10% unfavorable change in the value of the investments held by our company-sponsored Retirement Plan at the plan’s fiscal year end (December 31, 2013)  would not have a material impact on our anticipated future contributions for fiscal 2015; however, this unfavorable change would increase our pension expense for fiscal 2015 by $31.0 million and would reduce our shareholders’ equity on our balance sheet as of June 28, 2014 by $181.0 million.

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

Sysco’s management assessed the effectiveness of Sysco’s internal control over financial reporting as of June 28, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992).  Based on this assessment, management concluded that, as of June 28, 2014, Sysco’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP has issued an audit report on the effectiveness of Sysco’s internal control over financial reporting as of June 28, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Sysco Corporation

We have audited Sysco Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  Sysco Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) prove reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sysco Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 28, 2014 and June 29, 2013, and the related consolidated results of operations, statements of comprehensive income, shareholders’ equity, and cash flow for each of the three years in the period ended June 28, 2014 of Sysco Corporation and subsidiaries and our report dated August 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

August 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Sysco Corporation

We have audited the accompanying consolidated balance sheets of Sysco Corporation (a Delaware Corporation) and subsidiaries (the ‘’Company”) as of June 28, 2014 and June 29, 2013, and the related consolidated results of operations, statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended June 28, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 28, 2014 and June 29, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

August 25, 2014

SYSCO

CONSOLIDATED BALANCE SHEETS

	June 28, 2014	June 29, 2013
	(In thousands except for share data)
ASSETS
Current assets
Cash and cash equivalents	$413,046	$412,285
Accounts and notes receivable, less allowances of $49,902 and $47,345	3,398,713	3,183,114
Inventories	2,602,018	2,396,188
Deferred income taxes	141,225	150,472
Prepaid expenses and other current assets	83,745	61,925
Prepaid income taxes	43,225	17,704
Total current assets	6,681,972	6,221,688
Plant and equipment at cost, less depreciation	3,985,618	3,978,071
Other assets
Goodwill	1,950,672	1,884,235
Intangibles, less amortization	177,227	205,719
Restricted cash	145,412	145,328
Other assets	227,049	243,167
Total other assets	2,500,360	2,478,449
Total assets	$13,167,950	$12,678,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$70,975	$41,632
Accounts payable	2,831,028	2,428,215
Accrued expenses	1,160,850	985,476
Current maturities of long-term debt	304,777	207,301
Total current liabilities	4,367,630	3,662,624
Other liabilities
Long-term debt	2,384,167	2,639,986
Deferred income taxes	121,580	280,483
Other long-term liabilities	1,027,878	903,305
Total other liabilities	3,533,625	3,823,774
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175
Paid-in capital	1,139,218	1,059,624
Retained earnings	8,770,751	8,512,786
Accumulated other comprehensive loss	(642,663)	(446,937)
Treasury stock, 179,050,186 and 179,068,430 shares, at cost	(4,765,786)	(4,698,838)
Total shareholders' equity	5,266,695	5,191,810
Total liabilities and shareholders' equity	$13,167,950	$12,678,208

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended

	June 28, 2014	June 29, 2013	June 30, 2012
	(In thousands except for share and per share data)
Sales	$46,516,712	$44,411,233	$42,380,939
Cost of sales	38,335,677	36,414,626	34,601,665
Gross profit	8,181,035	7,996,607	7,779,274
Operating expenses	6,593,913	6,338,129	5,888,642
Operating income	1,587,122	1,658,478	1,890,632
Interest expense	123,741	128,495	113,396
Other expense (income), net	(12,243)	(17,472)	(6,766)
Earnings before income taxes	1,475,624	1,547,455	1,784,002
Income taxes	544,091	555,028	662,417
Net earnings	$931,533	$992,427	$1,121,585

Net earnings:
Basic earnings per share	$1.59	$1.68	$1.91
Diluted earnings per share	1.58	1.67	1.90

Average shares outstanding	585,988,084	589,397,807	587,726,343
Diluted shares outstanding	590,216,220	592,675,110	588,991,441

Dividends declared per common share	$1.15	$1.11	$1.07

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended

	June 28, 2014	June 29, 2013	June 30, 2012
	(In thousands)
Net earnings	$931,533	$992,427	$1,121,585

Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,106)	(33,191)	(81,003)
Items presented net of tax:
Amortization of cash flow hedges	385	386	426
Change in fair value of cash flow hedges	(82,215)	-	445
Amortization of prior service cost	6,970	11,310	3,093
Amortization of actuarial loss (gain), net	9,968	44,610	36,860
Amortization of transition obligation	-	88	93
Prior service cost arising in current year	214	(33,203)	(5,363)
Actuarial (loss) gain, net arising in current year	(127,942)	225,929	(357,459)
Total other comprehensive (loss) income	(195,726)	215,929	(402,908)
Comprehensive income	$735,807	$1,208,356	$718,677

See Notes to Consolidated Financial Statements

SYSCO

CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amounts	Totals

	(In thousands except for share data)
Balance as of July 2, 2011	765,174,900	$765,175	$887,754	$7,681,669	$(259,958)	173,597,346	$(4,369,398)	$4,705,242
Net earnings				1,121,585				1,121,585
Foreign currency translation adjustment					(81,003)			(81,003)
Amortization of cash flow hedges, net of tax					426			426
Settlement of cash flow hedge, net of tax					445			445
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					40,046			40,046
Pension funded status adjustment, net of tax					(362,822)			(362,822)
Dividends declared				(628,024)				(628,024)
Treasury stock purchases						10,000,000	(272,299)	(272,299)
Share-based compensation awards			51,425			(4,368,963)	110,019	161,444
Balance as of June 30, 2012	765,174,900	$765,175	$939,179	$8,175,230	$(662,866)	179,228,383	$(4,531,678)	$4,685,040
Net earnings				992,427				992,427
Foreign currency translation adjustment					(33,191)			(33,191)
Amortization of cash flow hedges, net of tax					386			386
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					56,008			56,008
Pension funded status adjustment, net of tax					192,726			192,726
Dividends declared				(654,871)				(654,871)
Treasury stock purchases						21,897,403	(729,333)	(729,333)
Share-based compensation awards			120,445			(22,057,356)	562,173	682,618
Balance as of June 29, 2013	765,174,900	$765,175	$1,059,624	$8,512,786	$(446,937)	179,068,430	$(4,698,838)	$5,191,810
Net earnings				931,533				931,533
Foreign currency translation adjustment					(3,106)			(3,106)
Amortization of cash flow hedges, net of tax					385			385
Change in fair value of cash flow hedges, net of tax					(82,215)			(82,215)
Reclassification of pension and other postretirement benefit plans amounts to net earnings, net of tax					16,938			16,938
Pension funded status adjustment, net of tax					(127,728)			(127,728)
Dividends declared				(673,568)				(673,568)
Treasury stock purchases						9,834,000	(324,665)	(324,665)
Share-based compensation awards			79,594			(9,852,244)	257,717	337,311
Balance as of June 28, 2014	765,174,900	$765,175	$1,139,218	$8,770,751	$(642,663)	179,050,186	$(4,765,786)	$5,266,695

See Notes to Consolidated Financial Statements

SYSCO

CONSOLIDATED CASH FLOWS

	Year Ended

	June 28, 2014	June 29, 2013	June 30, 2012
	(In thousands)
Cash flows from operating activities:
Net earnings	$931,533	$992,427	$1,121,585
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	74,328	70,147	70,319
Depreciation and amortization	556,062	512,548	416,943
Deferred income taxes	(30,665)	(28,129)	(177,906)
Provision for losses on receivables	34,429	35,243	33,359
Other non-cash items	2,875	2,485	(958)
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(236,320)	(193,755)	(106,834)
(Increase) in inventories	(195,845)	(180,277)	(99,218)
(Increase) decrease in prepaid expenses and other current assets	(24,787)	21,704	(6,478)
Increase in accounts payable	392,720	204,861	32,893
Increase in accrued expenses	55,838	67,015	37,821
(Decrease) increase in accrued income taxes	(18,672)	(38,017)	71,251
Decrease in other assets	23,552	182	56,538
(Decrease) increase in other long-term liabilities	(63,753)	49,716	(45,120)
Excess tax benefits from share-based compensation arrangements	(8,480)	(4,556)	(15)
Net cash provided by operating activities	1,492,815	1,511,594	1,404,180
Cash flows from investing activities:
Additions to plant and equipment	(523,206)	(511,862)	(784,501)
Proceeds from sales of plant and equipment	25,790	15,527	8,185
Acquisition of businesses, net of cash acquired	(79,338)	(397,447)	(110,601)
(Increase) in restricted cash	(84)	(18,100)	(16,712)
Net cash used for investing activities	(576,838)	(911,882)	(903,629)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	34,499	95,500	(181,975)
Other debt borrowings	36,830	61,467	744,597
Other debt repayments	(229,507)	(294,514)	(205,638)
Debt issuance costs	(22,175)	-	(4,641)
Cash received from settlement of cash flow hedge	-	-	722
Proceeds from common stock reissued from treasury for share-based compensation awards	255,613	628,652	99,439
Treasury stock purchases	(332,381)	(721,616)	(272,299)
Dividends paid	(667,217)	(648,253)	(622,869)
Excess tax benefits from share-based compensation arrangements	8,480	4,556	15
Net cash used for financing activities	(915,858)	(874,208)	(442,649)
Effect of exchange rates on cash	642	(2,086)	(8,800)
Net increase (decrease) in cash and cash equivalents	761	(276,582)	49,102
Cash and cash equivalents at beginning of period	412,285	688,867	639,765
Cash and cash equivalents at end of period	$413,046	$412,285	$688,867

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$128,861	$131,665	$114,067
Income taxes	591,334	620,132	772,493

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

Business and Consolidation

Sysco Corporation, acting through its subsidiaries and divisions, (Sysco or the company), is engaged in the marketing and distribution of a wide range of food and related products primarily to the foodservice or food-away-from-home industry.  These services are performed for approximately 425,000 customers from 194 distribution facilities located throughout the United States (U.S.), Bahamas, Canada, Ireland and Northern Ireland.

Sysco’s fiscal year ends on the Saturday nearest to June 30th.  This resulted in a 52-week year ending June 28, 2014 for fiscal 2014, June 30, 2013 for fiscal 2013 and June 30, 2012 for fiscal 2012.

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

Certain internal and external costs related to the acquisition and development of internal use software being built within our Business Transformation Project are capitalized within plant and equipment during the application development stages of the project.  Amortization commenced in August 2012 on the majority of the software in the project when it entered the deployment stage.  Costs continue to be capitalized for added software that is in the application development stage of the project.

Applicable interest charges incurred during the construction of new facilities and development of software for internal use are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives.  Interest capitalized for the past three fiscal years was $1.1 million in fiscal 2014, $4.2 million in fiscal 2013 and $20.8 million in fiscal 2012.

Long-Lived Assets

Management reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections on an undiscounted basis.  If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value.

Goodwill and Intangibles

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired.  Goodwill and intangibles with indefinite lives are not amortized.  Goodwill is assigned to the reporting units that are expected to benefit from the synergies of a business combination.  The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values.  The reporting units used to assess goodwill impairment are the company’s 12 operating segments as described in Note 21, “Business Segment Information.” The components within each of the 12 operating segments have similar economic characteristics and therefore are aggregated into 12 reporting units.  The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions.

Intangibles with definite lives are amortized over their useful lives in a manner consistent with underlying cash flow, which generally ranges from two to ten years.  Management reviews finite-lived intangibles for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Cash flows expected to be generated by the finite-lived intangibles are estimated over the intangible asset’s useful life based on updated projections on an undiscounted basis.  If the evaluation indicates that the carrying value of the finite-lived intangible asset may not be recoverable, the potential impairment is measured at fair value.

Restricted Cash

Sysco is required by its insurers to collateralize a part of the self-insured portion of its workers’ compensation and liability claims.  Sysco has chosen to satisfy these collateral requirements by depositing funds in insurance trusts or by issuing letters of credit.  All amounts in restricted cash at June 28, 2014 and June 29, 2013 represented funds deposited in insurance trusts.

Derivative Financial Instruments

All derivatives are recognized as assets or liabilities within the consolidated balance sheets at fair value at their gross values.  Gains or losses on derivative financial instruments designated as fair value hedges are recognized immediately in the consolidated results of operations, along with the offsetting gain or loss related to the underlying hedged item.

Gains or losses on derivative financial instruments designated as cash flow hedges are recorded as a separate component of shareholders’ equity from inception of the hedges to their settlement, at which time gains or losses are reclassified to the Consolidated Results of Operations in conjunction with the recognition of the underlying hedged item.

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

Investments in Corporate-Owned Life Insurance

Investments in corporate-owned life insurance (COLI) policies are recorded at their cash surrender values as of each balance sheet date.  Changes in the cash surrender value during the period are recorded as a gain or loss within operating expenses.  The company does not record deferred tax balances related to cash surrender value gains or losses for the policies that Sysco has the intent to hold these policies to maturity.  Deferred tax balances are recorded for those policies that Sysco intends to redeem prior to maturity.  The total amounts related to the company’s investments in COLI policies included in other assets in the consolidated balance sheets were $161.9 million and $159.3 million at June 28, 2014 and June 29, 2013, respectively.

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

Shipping and Handling Costs

Shipping and handling costs include costs associated with the selection of products and delivery to customers.  Included in operating expenses are shipping and handling costs of approximately $2,612.4 million in fiscal 2014, $2,539.6 million in fiscal 2013 and $2,396.2 million in fiscal 2012.

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

Reclassifications

      Prior year amounts within the consolidated balance sheets and consolidated cash flows have been reclassified to conform to the current year presentation as it relates to the presentation of certain accounts payable, accrued expenses, deferred taxes and other long-term liabilities balances within these statements.  Prior year amounts within the consolidated results of operations have been reclassified to conform to the current year presentation as it relates to the classification of certain amounts within cost of sales and operating expenses within this statement.  The impact of these reclassifications was immaterial to all periods presented.

2. CHANGES IN ACCOUNTING

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  This update amends Accounting Standards Codification (ASC) 350, “Intangibles—Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which was fiscal 2014 for Sysco.  The adoption of this update in the first quarter of fiscal 2014 did not result in a change to the company’s interim consideration of impairment of indefinite-lived intangible assets.  This update did not have an impact on the company’s annual testing for impairment of indefinite-lived intangibles in the fourth quarter of fiscal 2014.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This update amends ASC 220, “Comprehensive Income” to require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net earnings if the amount is being reclassified in its entirety to net earnings.  For other amounts that are not being reclassified in their entirety to net earnings, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments in this update were effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.   The additional disclosures required by this update are included in Note 17, “Comprehensive Income.”

3. NEW ACCOUNTING STANDARDS

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This update amends ASC 205, “Presentation of Financial Statements,” and ASC 360, “Property, Plant, and Equipment,” primarily to change the criteria for when a disposal is required to be reported as a discontinued operation.  A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations or financial results.  The amendments in this update specify presentation and disclosure requirements for discontinued operations as well as disclosure requirements for other disposals that do not qualify as discontinued operations.  The amendments in this update are effective for all disposals or classifications as held for sale, including upon acquisition, of a component of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, which is fiscal 2016 for Sysco.  Early adoption is permitted.  Sysco is currently evaluating the impact this update will have on its financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  This update creates ASC 606, “Revenue from Contracts with Customers,” and supercedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” Additionally, other sections of the ASC were amended to be consistent with the guidance in this update.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  A five-step revenue recognition model is to be applied to achieve this core principle.  ASC 606 also specifies comprehensive disclosures to help users of financial statements understand the nature, amount, timing and uncertainty of revenue that is recognized.  The amendments in this update are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which is fiscal 2018 for Sysco.  Early adoption is not permitted.  Sysco is currently evaluating the impact this update will have on its financial statements.

4. ACQUISITIONS

During fiscal 2014, in the aggregate, the company paid cash of $79.3 million, net of cash acquired, for operations acquired during fiscal 2014 and for contingent consideration related to operations acquired in previous fiscal years.  During fiscal 2014, Sysco acquired for cash operations in Meridian, Idaho; Landover, Maryland; St. Louis, Missouri; Cleveland, Ohio and Philadelphia, Pennsylvania.  The fiscal 2014 acquisitions were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods up to three years only in the event that certain outstanding contingencies are resolved.  As of June 28, 2014, aggregate contingent consideration amounts outstanding relating to acquisitions was $70.6 million, of which $55.2 million was recorded as earnout liabilities as of June 28, 2014.

In the second quarter of fiscal 2014, the company announced an agreement to merge with US Foods, Inc. (US Foods).  US Foods is a leading foodservice distributor in the U.S. that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas.

As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of August 13, 2014, the merger consideration is estimated as follows:  approximately $3.7 billion for the equity of US Foods, comprised of $3.2 billion of Sysco common stock valued using the seven day average through August 13, 2014, and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of June 28, 2014, bringing the total enterprise value to $8.5 billion as of August 13, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.

Sysco has secured a fully committed bridge financing that could be used for funding a portion of the purchase price.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13% of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission.  The company estimates the merger will close by the end of the third quarter or in the fourth quarter of calendar 2014.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price).  The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The three levels of the fair value hierarchy are as follows:

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

•

The interest rate swap agreements, discussed further in Note 9, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included within prepaid expenses and other current assets, other assets and accrued expenses as Level 2 measurements in the tables below.

The following tables present the company’s assets measured at fair value on a recurring basis as of June 28, 2014 and June 29, 2013:

	Assets and Liabilities Measured at Fair Value as of June 28, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$2,770	$131,966	$-	$134,736
Restricted cash	145,412	-	-	145,412
Other assets
Interest rate swap agreement	-	4,828	-	4,828
Total assets at fair value	$148,182	$136,794	$-	$284,976

Liabilities:
Accrued expenses
Interest rate swap agreement	$-	$133,466	$-	$133,466
Total liabilities at fair value	$-	$133,466	$-	$133,466

	Assets Measured at Fair Value as of June 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$1,160	$132,731	$-	$133,891
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,988	-	2,988
Restricted cash	145,328	-	-	145,328
Total assets at fair value	$146,488	$135,719	$-	$282,207

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short-term maturities of these instruments.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3,023.1 million and $3,207.6 million as of June 28, 2014 and June 29, 2013, respectively.  The carrying value of total debt was $2,759.9 million and $2,888.9 million as of June 28, 2014 and June 29, 2013, respectively.

6.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the activity in the allowance for doubtful accounts appears below:

	2014	2013	2012
	(In thousands)
Balance at beginning of period	$47,345	$42,919	$42,436
Charged to costs and expenses	34,429	35,243	33,359
Customer accounts written off, net of recoveries	(31,721)	(30,824)	(32,318)
Other adjustments	(151)	7	(558)
Balance at end of period	$49,902	$47,345	$42,919

7. PLANT AND EQUIPMENT

A summary of plant and equipment, including the related accumulated depreciation, appears below:

	June 28, 2014	June 29, 2013	Estimated Useful Lives
	(In thousands)
Plant and equipment, at cost:
Land	$431,694	$411,853
Buildings and improvements	3,816,387	3,656,846	10-30 years
Fleet and equipment	2,726,415	2,633,497	3-10 years
Computer hardware and software	1,109,379	1,054,260	3-7 years
	8,083,875	7,756,456
Accumulated depreciation	(4,098,257)	(3,778,385)
Net plant and equipment	$3,985,618	$3,978,071

The capitalized direct costs for the internal use software portion of the company’s Business Transformation Project are included within “computer hardware and software” in the table above in the amount of $355.2 million and $417.7 million, net of accumulated amortization, as of June 28, 2014 and June 29, 2013, respectively.  The majority of this internal use software related to the Business Transformation Project was placed into service and began amortization in August of fiscal 2013.

Depreciation expense, including capital leases, for the past three years was $493.8  million in 2014, $473.5 million in 2013 and $384.9 million in 2012.

8. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows:

	Broadline	SYGMA	Other	Total
	(In thousands)
Carrying amount as of June 30, 2012	$1,220,112	$32,609	$412,890	$1,665,611
Goodwill acquired during year	203,393	-	24,005	227,398
Currency translation/other	(8,663)	-	(111)	(8,774)
Carrying amount as of June 29, 2013	1,414,842	32,609	436,784	1,884,235
Goodwill acquired during year	49,608	-	13,225	62,833
Currency translation/other	3,649	-	(45)	3,604
Carrying amount as of June 28, 2014	$1,468,099	$32,609	$449,964	$1,950,672

Amortizable intangible assets acquired during fiscal 2014 were $12.7 million with a weighted-average amortization period of six years.  By intangible asset category, the amortizable intangible assets acquired during fiscal 2014 were customer relationships of $5.3 million with a weighted-average amortization period of seven years, non-compete agreements of $3.5 million with a weighted-average amortization period of five years and other intangibles of $3.9 million with a weighted-average amortization period of five  years.

The following table presents details of the company’s amortizable    intangible assets:

	June 28, 2014			June 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$246,019	$(124,223)	$121,796	$274,410	$(125,250)	$149,160
Non-compete agreements	33,164	(10,629)	22,535	29,460	(4,655)	24,805
Trademarks	12,063	(3,200)	8,863	11,618	(1,580)	10,038
Other	13,498	(2,070)	11,428	9,556	(159)	9,397
Total amortizable intangible assets	$304,744	$(140,122)	$164,622	$325,044	$(131,644)	$193,400

Intangible assets that have been fully amortized have been removed in the schedule above in the period full amortization is reached.

The following table presents details of the company’s indefinite-lived  intangible assets:

	June 28, 2014	June 29, 2013
	(In thousands)
Trademarks	$11,639	$11,353
Licenses	966	966
Total indefinite-lived intangible assets	$12,605	$12,319

Amortization expense for the past three years was $42.2 million in 2014, $32.1 million in 2013 and $24.9 million in 2012.  The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of June 28, 2014 is shown below:

Amount
(In thousands)
2015	$39,724
2016	31,729
2017	27,105
2018	23,914
2019	14,114

9. DERIVATIVE FINANCIAL INSTRUMENTS

Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position.  The company does not use derivative financial instruments for trading or speculative purposes.

In fiscal 2010, the company entered into an interest rate swap agreement that effectively converted $200.0 million of fixed rate debt maturing in fiscal 2014 to floating rate debt; this swap was settled upon maturity of the senior notes in March 2014.  In addition, in August 2013, the company entered into an interest rate swap agreement that effectively converted $500.0 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.  These transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure.  These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

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

The location and the fair value of derivative instruments in the consolidated balance sheet as of each fiscal year-end are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap agreements:
June 28, 2014	Other assets	$4,828	Accrued expenses	$133,466
June 29, 2013	Prepaid expenses and other current assets	2,988	N/A	N/A

The location and effect of derivative instruments and related hedged items on consolidated comprehensive income for each fiscal year presented on a pre-tax basis are as follows:

		Amount of (Gain) or Loss
		Recognized in Comprehensive Income
	Location of (Gain) or Loss Recognized in Comprehensive Income	2014	2013	2012
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(10,879)	$(4,492)	$(7,900)

Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	133,466	N/A	N/A
Treasury lock agreement	Other comprehensive income	N/A	N/A	(722)
Interest rate contracts	Interest expense	625	626	692

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for fiscal 2014, fiscal 2013 and fiscal 2012.  The interest rate swaps do not contain credit-risk-related contingent features.

10. SELF-INSURED LIABILITIES

Sysco maintains a self-insurance program covering portions of workers’ compensation, general and vehicle liability and property insurance costs.  The amounts in excess of the self-insured levels are fully insured by third party insurers.  The company also maintains a fully self-insured group medical program.  A summary of the activity in self-insured liabilities appears below:

	2014	2013	2012
	(In thousands)
Balance at beginning of period	$147,598	$129,749	$129,671
Charged to costs and expenses	375,267	352,374	318,828
Payments	(328,389)	(334,525)	(318,750)
Balance at end of period	$194,476	$147,598	$129,749

11. DEBT AND OTHER FINANCING ARRANGEMENTS

Sysco’s debt consists of the following:

	June 28, 2014	June 29, 2013
	(In thousands)
Multicurrency revolving credit facility borrowings, interest averaging 1.0% as of June 28, 2014 and 1.0% as of June 29, 2013	$70,975	$41,632
Commercial paper, interest averaging 0.2% as of June 28, 2014 and 0.1% as of June 29, 2013	129,999	95,500
Senior notes, interest at 4.6%, maturing in fiscal 2014	-	202,190
Senior notes, interest at 0.55%, maturing in fiscal 2015	299,354	298,669
Senior notes, interest at 5.25%, maturing in fiscal 2018	503,587	498,414
Senior notes, interest at 5.375%, maturing in fiscal 2019	249,200	249,031
Senior notes, interest at 2.6%, maturing in fiscal 2022	445,417	444,844
Debentures, interest at 7.16%, maturing in fiscal 2027	50,000	50,000
Debentures, interest at 6.5%, maturing in fiscal 2029	224,665	224,641
Senior notes, interest at 5.375%, maturing in fiscal 2036	499,684	499,669
Senior notes, interest at 6.625%, maturing in fiscal 2039	246,006	245,845
Capital leases and other debt, interest averaging 7.5% and maturing at various dates to fiscal 2029 as of June 28, 2014 and 7.4% and maturing at various dates to fiscal 2029 as of June 29, 2013	41,032	38,484
Total debt	2,759,919	2,888,919
Less current maturities of long-term debt	(304,777)	(207,301)
Less notes payable	(70,975)	(41,632)
Net long-term debt	$2,384,167	$2,639,986

As of June 28, 2014, the principal payments required to be made during the next five fiscal years on long-term debt, excluding notes payable and commercial paper, are shown below:

Amount
(In thousands)
2015	$304,777
2016	4,669
2017	3,444
2018	506,478
2019	252,486

Short-term Borrowings

As of June 28, 2014, Sysco had uncommitted bank lines of credit, which provided for unsecured borrowings for working capital of up to $95.0 million.  There were no borrowings outstanding under these lines of credit as of June 28, 2014 or June 29, 2013, respectively.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility, which provides for capital needs for the company’s European subsidiaries.  In September 2013, this facility was extended and increased to €100.0 million (Euro).  This facility provides for unsecured borrowings and expires September 24, 2014, but is subject to extension.  Outstanding borrowings under this facility were €52.0 million (Euro) and €32.0  million (Euro) as of June 28, 2014 and June 29, 2013, respectively, located within Notes payable on the consolidated balance sheet.

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

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.  In January 2014, Sysco and Sysco International, ULC, extended and increased the size of the revolving credit facility described above that supports the company’s U.S. and Canadian commercial paper programs.  The facility was increased to $1.5 billion with an expiration date of December 29, 2018, but is subject to further extension.  The other terms and conditions of the extended facility are substantially the same.  Commercial paper issuances outstanding were $130.0 million and $95.5 million as of June 28, 2014 and June 29, 2013, respectively, and were classified as long-term debt, as the company’s commercial paper programs are supported by the long-term revolving credit facility described above.

During fiscal 2014, 2013, and 2012, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from approximately zero to $770.5 million,  zero to $330.0 million, and zero to $563.1 million, respectively.

Bridge Facility

In December 2013, Sysco secured a commitment for an unsecured bridge facility in the amount of $3.3865 billion in connection with its proposed merger with US Foods (discussed further in Note 4, Acquisitions).  In January 2014, this bridge facility commitment was replaced with a $3.3865 billion bridge term loan agreement with multiple lenders.  Sysco  may borrow up to $3.3865 billion in term loans on the closing date of the US Foods acquisition to fund the acquisition, refinance certain indebtedness of US Foods and pay related fees and expenses.  The facility expires on March 8, 2015, but is subject to extension if regulatory approvals have not yet been obtained.  Borrowings under the bridge term loan agreement are guaranteed by the same subsidiaries of Sysco that guarantee the company’s revolving credit facility, and in certain circumstances, may also be guaranteed by US Foods after closing of the merger.

Fixed Rate Debt

In February 2012, Sysco filed with the Securities and Exchange Commission (SEC) an automatically effective well-known seasoned issuer shelf registration statement for the issuance of an indeterminate amount of common stock, preferred stock, debt securities and guarantees of debt securities that may be issued from time to time.

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

Total Debt

Total debt as of June 28, 2014 was $2,759.9 million, of which approximately 74% was at fixed rates with a weighted average of  4.6% and an average life of 13 years, and the remainder was at floating rates with a weighted average of 2.7% and an average life of three years.  Certain loan agreements contain typical debt covenants to protect note holders, including provisions to maintain the company’s long-term debt to total capital ratio below a specified level.  Sysco is currently in compliance with all debt covenants.

Other

As of June 28, 2014 and June 29, 2013, letters of credit outstanding were $45.7 million and $42.2 million, respectively.

12. LEASES

Sysco has obligations under capital and operating leases for certain distribution facilities, vehicles and computers.  Total rental expense under operating leases was $92.3  million, $84.4 million, and $83.0 million in fiscal 2014, 2013 and 2012, respectively. Contingent rentals, subleases and assets and obligations under capital leases are not significant.

Aggregate minimum lease payments by fiscal year under existing long-term operating leases are as follows:

Amount
(In thousands)
2015	$43,065
2016	32,890
2017	24,070
2018	15,055
2019	10,674
Thereafter	36,084

13.  OTHER LONG-TERM LIABILITIES

The following table presents details of the company’s other long-term liabilities:

	June 28, 2014	June 29, 2013
	(In thousands)
Qualified pension plan	$270,189	$136,808
Supplemental executive retirement plan	438,288	409,024
Other	319,401	357,473
Total	$1,027,878	$903,305

14.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

Sysco has company-sponsored defined benefit and defined contribution retirement plans for its employees.  Also, the company provides certain health care benefits to eligible retirees and their dependents.

Defined Contribution Plans

In December 2012, the company amended its defined contribution 401(k) Plan to be a Safe Harbor plan, a plan that treats all employees’ benefits equally within the plan, under Sections 401(k) and 401(m) of the Internal Revenue Code with respect to non-union employees and those union employees whose unions adopted the Safe Harbor Plan provisions.  Effective January 1, 2013, the new Safe Harbor Plan provides that the company will make a non-elective contribution each pay period equal to 3% of a participant’s compensation.  Additionally, the company will make matching contributions of 50% of a participant’s pre-tax contribution on the first 5% of the participant’s compensation contributed by the participant.  Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions.  For union employees who are members of unions that did not adopt the Safe Harbor Plan provisions, the plan provides that under certain circumstances the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation.

Prior to the adoption of the Safe Harbor Plan in January 2013, the company’s defined contribution 401(k) plan provided that, under certain circumstances, the company may make matching contributions of up to 50% of the first 6% of a participant’s compensation.

The company also has a nonqualified, unfunded Management Savings Plan (MSP) available to key management personnel who are participants in the Management Incentive Plan.  Participants may defer up to 50% of their annual salary and up to 100% of their annual bonus.  The company will make a non-elective contribution each pay period equal to 3% of a participant’s compensation.  Additionally, the company will make matching contributions of 50% of a participant’s pre-tax contribution on the first 5% of the participant’s eligible compensation that is deferred.  Certain employees are also eligible for a transition contribution, and the company may also make discretionary contributions.  All company contributions to the MSP are limited by the amounts contributed by the company to the participant’s 401(k) account.

Sysco’s expense related to its defined contribution plans  was $118.6  million in fiscal 2014, $65.3 million in fiscal 2013, and $17.2 million in fiscal 2012.

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

In addition to receiving benefits upon retirement under the company’s Retirement Plan, key management personnel who are participants in the Management Incentive Plan will receive benefits under a Supplemental Executive Retirement Plan (SERP).  This plan is a nonqualified, unfunded supplementary retirement plan.  In November 2012, Sysco approved a plan to restructure its executive nonqualified retirement program including the SERP.  Future benefit accruals have been frozen under this plan as of June 29, 2013, for all participants.

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

	Pension Benefits		Other Postretirement Plans
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,089,022	$3,164,974	$14,248	$12,954
Service cost	9,657	70,166	546	541
Interest cost	160,436	148,561	748	614
Amendments	(347)	53,902	-	-
Curtailments	-	(72,967)	-	-
Actuarial (gain) loss, net	492,720	(201,517)	(3,280)	188
Total disbursements	(79,780)	(74,097)	349	(49)
Benefit obligation at end of year	3,671,708	3,089,022	12,611	14,248
Change in plan assets:
Fair value of plan assets at beginning of year	2,518,009	2,234,869	-	-
Actual return on plan assets	474,538	263,675	-	-
Employer contribution	24,752	93,562	(349)	49
Total disbursements	(79,780)	(74,097)	349	(49)
Fair value of plan assets at end of year	2,937,519	2,518,009	-	-
Funded status at end of year	$(734,189)	$(571,013)	$(12,611)	$(14,248)

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

In order to meet a portion of its obligations under the SERP, Sysco has contributed to a rabbi trust COLI policies on the lives of participants and corporate-owned real estate assets.  These assets are not included as plan assets or in the funded status amounts in the tables above and below.   As they are held in a rabbi trust, these assets are available to satisfy the claims of the company’s creditors in the event of bankruptcy or insolvency of the company.  The life insurance policies on the lives of the participants had carrying values of $96.5 million as of June 28, 2014 and $95.0 million as of June 29, 2013.  Sysco is the sole owner and beneficiary of such policies.

The amounts recognized on Sysco’s consolidated balance sheets related to its company-sponsored defined benefit plans are as follows:

	Pension Benefits		Other Postretirement Plans
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Current accrued benefit liability (Accrued expenses)	$(25,712)	$(25,181)	$(313)	$(380)
Non-current accrued benefit liability (Other long-term liabilities)	(708,477)	(545,832)	(12,298)	(13,868)
Net amount recognized	$(734,189)	$(571,013)	$(12,611)	$(14,248)

Accumulated other comprehensive loss (income) as of June 28, 2014 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Prior service cost	$60,306	$898	$61,204
Actuarial losses (gains)	1,058,651	(6,287)	1,052,364
Total	$1,118,957	$(5,389)	$1,113,568

Accumulated other comprehensive loss (income) as of June 29, 2013 consists of the following amounts that had not, as of that date, been recognized in net benefit cost:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Prior service cost	$71,798	$1,067	$72,865
Actuarial losses (gains)	864,000	(3,151)	860,849
Total	$935,798	$(2,084)	$933,714

The accumulated benefit obligation, which does not consider any salary increases for the remaining active union employees in the Retirement Plan, for the company-sponsored defined benefit pension plans was  $3,660.2 million and $3,079.1 million as of June 28, 2014 and June 29, 2013, respectively.

Information for plans with accumulated benefit obligation/aggregate benefit obligation in excess of fair value of plan assets is as follows:

	Pension Benefits		Other Postretirement Plans
	June 28, 2014 (1)	June 29, 2013 (1)	June 28, 2014	June 29, 2013
	(In thousands)
Accumulated benefit obligation/aggregate benefit obligation	$3,660,227	$3,079,068	$12,611	$14,248
Fair value of plan assets at end of year	2,937,519	2,518,009	-	-

(1)  Information under Pension Benefits as of June 28, 2014 and June 29, 2013 includes both the Retirement Plan and the SERP.

Components of Net Benefit Costs and Other Comprehensive Income

The components of net company-sponsored pension costs for each fiscal year are as follows:

	Pension Benefits
	2014	2013	2012
	(In thousands)
Service cost	$9,657	$70,166	$108,223
Interest cost	160,436	148,561	147,512
Expected return on plan assets	(192,795)	(171,201)	(161,605)
Amortization of prior service cost	11,145	9,899	4,806
Amortization of actuarial loss	16,327	72,624	60,166
Curtailment loss	-	8,293	-
Net pension costs	$4,770	$138,342	$159,102

The components of other postretirement benefit costs for each fiscal year are as follows:

	Other Postretirement Plans
	2014	2013	2012
	(In thousands)
Service cost	$546	$541	$457
Interest cost	748	614	632
Amortization of prior service cost	168	168	215
Amortization of actuarial gain	(143)	(203)	(331)
Amortization of transition obligation	-	141	153
Net other postretirement benefit costs	$1,319	$1,261	$1,126

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) related to company-sponsored pension plans for each fiscal year are as follows:

	Pension Benefits
	2014	2013	2012
	(In thousands)
Amortization of prior service cost	$11,145	$18,192	$4,806
Amortization of actuarial loss	16,327	72,624	60,166
Prior service cost arising in current year	347	(53,902)	(8,706)
Actuarial (loss) gain arising in current year	(210,978)	366,957	(579,366)
Net pension costs	$(183,159)	$403,871	$(523,100)

Other changes in benefit obligations recognized in other comprehensive (loss) income related to other postretirement plans for each fiscal year are as follows:

	Other Postretirement Plans
	2014	2013	2012
	(In thousands)
Amortization of prior service cost	$168	$168	$215
Amortization of actuarial gain	(143)	(203)	(331)
Amortization of transition obligation	-	141	153
Actuarial (loss) gain arising in current year	3,280	(188)	(925)
Net pension costs	$3,305	$(82)	$(888)

Amounts included in accumulated other comprehensive loss (income) as of June 28, 2014 that are expected to be recognized as components of net company-sponsored benefit cost during fiscal 2015 are:

	Pension Benefits	Other Postretirement Plans	Total
	(In thousands)
Amortization of prior service cost	$11,111	$169	$11,280
Amortization of actuarial losses (gains)	19,871	(435)	19,436
Total	$30,982	$(266)	$30,716

Employer Contributions

The company made cash contributions to its company-sponsored pension plans of $24.8 million and $93.6 million in fiscal years 2014 and 2013, respectively.  There were no required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2014.  The $70.0 million contribution to the Retirement Plan in fiscal 2013 was voluntary, as there were no required contributions to meet ERISA minimum funding requirements in fiscal 2013.  There are no required contributions to the Retirement Plan to meet ERISA minimum funding requirements in fiscal 2015.  The company’s contributions to the SERP and other post-retirement plans are made in the amounts needed to fund current year benefit payments.  The estimated fiscal 2015 contributions to fund benefit payments for the SERP and other postretirement plans are $26.3 million and $0.3 million, respectively.

Estimated Future Benefit Payments

Estimated future benefit payments for vested participants, based on actuarial assumptions, are as follows:

	Pension Benefits	Other Postretirement Plans
	(In thousands)
2015	$94,616	$313
2016	104,096	516
2017	114,891	780
2018	125,671	984
2019	136,345	1,151
Subsequent five years	844,181	6,377

Assumptions

Weighted-average assumptions used to determine benefit obligations as of year-end were:

	June 28, 2014	June 29, 2013
Discount rate — Retirement Plan	4.74%	5.32%
Discount rate — SERP	4.59	4.94
Discount rate — Other Postretirement Plans	4.74	5.32
Rate of compensation increase — Retirement Plan	3.89	3.89

As benefit accruals under the SERP were frozen as of June 29, 2013, due to the plan freeze discussed above, future pay is not projected in the determination of the benefit obligation as of June 28, 2014 or June 29, 2013.

Weighted-average assumptions used to determine net company-sponsored pension costs and other postretirement benefit costs for each fiscal year were:

	2014	2013	2012
Discount rate — Retirement Plan	5.32%	4.81%	5.94%
Discount rate — SERP	4.94	3.96 (1)	5.93
Discount rate — Other Postretirement Plans	5.32	4.81	5.94
Expected rate of return — Retirement Plan	7.75	7.75	7.75
Rate of compensation increase — Retirement Plan	3.89	5.30	5.30

(1)  The SERP was remeasured in November 2012 as a result of the plan freeze discussed above.  The rate in the table above reflects the discount rate as of this remeasurement.

As benefit accruals under the SERP were frozen as of June 29, 2013, due to the plan freeze discussed above, future pay is not projected in the determination of net pension costs related to the SERP for fiscal 2014.  For determining the net pension costs related to the SERP for fiscal 2013  and 2012, the SERP calculations utilized an age-graded salary growth assumption.

A healthcare cost trend rate is not used in the calculations of postretirement benefit obligations because Sysco subsidizes the cost of postretirement medical coverage by a fixed dollar amount, with the retiree responsible for the cost of coverage in excess of the subsidy, including all future cost increases.

For guidance in determining the discount rate, Sysco calculates the implied rate of return on a hypothetical portfolio of high-quality fixed-income investments for which the timing and amount of cash outflows approximates the estimated payouts of the company-sponsored pension plans.  The discount rate assumption is reviewed annually and revised as deemed appropriate.  The discount rate to be used for the calculation of fiscal 2015 net company-sponsored benefit costs for the Retirement Plan is  4.74%.  The discount rate to be used for the calculation of fiscal 2015 net company-sponsored benefit costs for the SERP is 4.59%.  The discount rate to be used for the calculation of fiscal 2015 net company-sponsored benefit costs for the Other Postretirement Plans is 4.74%.

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

The rate of return assumption is reviewed annually and revised as deemed appropriate.  The expected long-term rate of return to be used in the calculation of fiscal 2015 net company-sponsored benefit costs for the Retirement Plan is  7.75%.

Plan Assets

Investment Strategy

The company’s overall strategic investment objectives for the Retirement Plan are to preserve capital for future benefit payments and to balance risk and return commensurate with ongoing changes in the valuation of plan liabilities.  Over time, the company intends to decrease the risk of the Retirement Plan’s investments in order to preserve the Retirement Plan’s funded status.  In order to accomplish these objectives, the company oversees the Retirement Plan’s investment objectives and policy design, decides proper plan asset class strategies and structures, monitors the performance of plan investment managers and investment funds and determines the proper investment allocation of pension plan contributions and withdrawals.  The company has created an investment structure for the Retirement Plan that takes into account the nature of the Retirement Plan’s liabilities.  This structure ensures the Retirement Plan’s investments are diversified within each asset class, in addition to being diversified across asset classes with the intent to build asset class portfolios that are structured without strategic bias for or against any subcategories within each asset class.  The company has also created a set of investment guidelines for the Retirement Plan’s investment managers to specify prohibited transactions, including borrowing of money except for real estate,   private equity or hedge fund portfolios where leverage is a key component of the investment strategy and permitted in the investments’ governing documents, the purchase of securities on margin unless fully collateralized by cash or cash equivalents or short sales, pledging, mortgaging or hypothecating of any securities, except for loans of securities that are fully collateralized, market timing transactions and the direct purchase of the securities of Sysco or the investment manager.  The purchase or sale of derivatives for speculation or leverage is also prohibited; however, investment managers are allowed to use derivative securities so long as they do not increase the risk profile or leverage of the manager’s portfolio.

The company’s target and actual investment allocation as of June 28, 2014 is as follows:

	Target Asset Allocation	Actual Asset Allocation
U.S. equity	29%	39%
International equity	29	25
Long duration fixed income	27	26
High yield fixed income	5	4
Alternative investments	10	6
		100%

Sysco’s investment strategy is implemented through a combination of balanced and specialist investment managers, passive investment funds and actively-managed investment funds.  U.S. equity consists of both large-cap and small-to-mid-cap securities.  Long duration fixed income investments include U.S. government and agency securities, corporate bonds from diversified industries, asset-backed securities, mortgage-backed securities, other debt securities and derivative securities.  High yield fixed income consists of below investment grade corporate debt securities and may include derivative securities.  Alternative investments may include private equity, private real estate, hedge funds, timberland, and commodities investments.  Investment funds are selected based on each fund’s stated investment strategy to align with Sysco’s overall target mix of investments.  Actual asset allocation is regularly reviewed and periodically rebalanced to the target allocation when considered appropriate.  As of June 28, 2014, actual asset allocation varied from the stated target in certain categories, as the company had not yet completed rebalancing of the portfolio to the current target asset allocation, particularly in the alternative investments category.  Until the rebalancing is complete, the company has chosen to invest these amounts in U.S. and international equities.

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

Fair Value of Plan Assets

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price).  See Note 5, “Fair Value Measurements,” for a description of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

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

Investment funds: Funds holding debt, equity and exchange-traded real estate securities are valued at the net asset value (NAV) provided by the manager of each fund.  The NAV is calculated as the underlying net assets owned by the fund, divided by the number of shares outstanding.  The NAV is based on the fair value of the underlying securities within the fund.  Non-exchange traded real estate funds are valued based on the proportionate interest held by the Retirement Plan, which is based on the valuations of the underlying real estate investments held by each fund.  Each real estate investment is valued on the basis of a discounted cash flow approach.  Inputs used include future rental receipts, expenses and residual values from a market participant view of the highest and best use of the real estate as rental property.  The private equity funds are valued based on the proportionate interest held by the Retirement Plan, which is based on the valuations of the underlying private equity investments held by each fund.  Indirectly-held investments are valued utilizing the latest financial reports supplied by the fund’s portfolio investments.  Directly-held investments are valued initially based on transaction price and are adjusted utilizing available market data and investment-specific factors, such as estimates of liquidation value, prices of recent  transactions in the same or similar issuer, current operating performance and future expectations of the particular investment, changes in market outlook and the financing environment.  Investment funds holding debt, equity and exchange traded real-estate securities are included as a Level 2 measurement in the table below.  The non-exchange traded real estate funds and private equity funds are included as Level 3 measurements.

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

The following table presents the fair value of the Retirement Plan’s assets by major asset category as of June 28, 2014:

	Assets Measured at Fair Value as of June 28, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$-	$51,066	$-	$51,066
U.S. equity:
U.S. large-cap [1]	218,165	777,627	-	995,792
U.S. small-cap	135,781	-	-	135,781
International equity [2]	-	717,022	-	717,022
Long duration fixed income:
Corporate bonds	-	568,419	-	568,419
U.S. government and agency securities	-	171,617	-	171,617
Other	-	4,907	-	4,907
Derivatives, net [3]	(127)	352	-	225
High yield fixed income [2]	-	102,041	-	102,041
Alternative investments:
Real estate [2]	-	114,250	35,403	149,653
Private equity [2]	-	-	31,204	31,204
Total investments at fair value	$353,819	$2,507,301	$66,607	$2,927,727
Other [4]				9,792
Fair value of plan assets at end of year				$2,937,519

1  Include direct investments and investment funds.

2  Include investments in investment funds only.

3  Include credit default swaps, interest rate swaps  and futures.  The fair value of asset positions totaled $0.8 million; the fair value of liability positions totaled $0.6 million.

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

4  Include primarily plan receivables and payables, net.

The following table sets forth a summary of changes in the fair value of the Retirement Plan’s Level 3 assets for each fiscal year:

	Real Estate Funds	Private Equity Funds	Total Level 3 Measurements
	(In thousands)
Balance, June 30, 2012	$51,097	$5,295	$56,392
Actual return on plan assets:
Relating to assets still held at the reporting date	6,696	1,327	8,023
Relating to assets sold during the period	-	-	-
Purchases and sales, net	7,052	7,753	14,805
Transfers in and/or out of Level 3	-	-	-
Balance, June 29, 2013	$64,845	$14,375	$79,220
Actual return on plan assets:
Relating to assets still held at the reporting date	3,044	1,931	4,975
Relating to assets sold during the period	3,307	1,767	5,074
Purchases and sales, net	(35,793)	13,131	(22,662)
Transfers in and/or out of Level 3	-	-	-
Balance, June 28, 2014	$35,403	$31,204	$66,607

15.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Sysco contributes to several multiemployer defined benefit pension plans in the U.S. and Canada based on obligations arising under collective bargaining agreements covering union-represented employees.  Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half by other employers contributing to the plan.  Approximately 10% of Sysco’s current employees are participants in such multiemployer plans as of June 28, 2014.

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  Total withdrawal liability provisions recorded were $1.5 million in fiscal 2014, $41.9 million in fiscal 2013 and $21.9 million in fiscal 2012.  As of June 28, 2014 and June 29, 2013, Sysco had approximately $1.4 million and $40.7 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.  Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the two plan years following the plan year in which we completely withdraw from that plan, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur  in the applicable two-plan year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much as $90.0 million as of June 28, 2014.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, which had a valuation date of December 31, 2012.  As the valuation date for all of these plans was December 31, 2012, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

Plan Contributions

Sysco’s contributions to multiemployer defined benefit pension plans were as follows for each fiscal year:

	2014	2013	2012
	(In thousands)
Individually significant plans	$30,402	$28,816	$29,497
All other plans	45,627	36,923	38,611
Total contributions	$76,029	$65,739	$68,108

Payments for voluntary withdrawals included in contributions were $40.8 million, $31.8 million and $33.6 million in fiscal 2014, 2013 and 2012, respectively.

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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 12/31/14	As of 12/31/13	FIP/RP Status	Surcharge Imposed	Expiration Date(s) of CBA(s)
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	N/A	N/A	4/26/14 to 11/7/20 (1)

Teamsters Pension Trust Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Implemented	N/A	7/31/16 to 7/20/20 (2)

New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Implemented	No	4/30/17

Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	52-6043608-001	Yellow	Yellow	Implemented	N/A	3/1/15

Minneapolis Food Distributing Industry Pension Plan	41-6047047-001	Green	Green	Implemented	N/A	8/8/15

(1)

Sysco is party to 23 CBAs that require contributions to the Western Conference of Teamsters Pension Trust.  Each agreement covers anywhere from less than 1% to 10% of the total contributions Sysco is required to pay the fund.

(2)

Sysco is party to three CBAs that require contributions to the Teamsters Pension Trust Fund of Philadelphia and Vicinity.  One agreement expires July 31, 2016 and covers approximately 5% of the total Contribution Sysco is required to pay the fund.  The remaining two agreements expire July 20, 2020 and cover the remaining 95% of the total contributions Sysco is required to pay the fund.

The following table provides information about the company’s contributions to individually significant plans:

•	The “Sysco Contributions” columns provide contribution amounts based on Sysco’s fiscal years, which may not coincide with the plans’ fiscal years.
•

The “Sysco 5% of Total Plan Contributions” columns indicate whether Sysco was listed in the plan’s most recently filed Form 5500s as providing more than five percent of the total contributions to the plan, and the plan year-end is noted.  As of August 13, 2014, Form 5500s were not available for plan years ending December 31, 2013.

	Sysco Contributions			Sysco 5% of Total Plan Contributions
Pension Fund	2014	2013	2012	Year Ending 12/31/12	Year Ending 12/31/11
	(In thousands)
Western Conference of Teamsters Pension Plan	$21,893	$20,561	$19,829	No	No

Teamsters Pension Trust Fund of Philadelphia and Vicinity	1,977	2,256	2,227	No	No

New York State Teamsters Conference Pension and Retirement Fund	1,444	1,399	1,395	No	No

Truck Drivers and Helpers Local Union No. 355 Retirement Pension Fund	1,874	1,624	1,490	Yes	Yes

Minneapolis Food Distributing Industry Pension Plan	3,214	2,976	4,556	Yes	Yes

For all of the plans noted in the table above, minimum contributions outside of the agreed upon contractual rate are not required.

Other Postretirement Benefit Plans

In addition to the contributions to the defined benefit pension plans described above, Sysco also contributes to several multiemployer plans that provide other postretirement benefits based on obligations arising under collective bargaining agreements covering union-represented employees.  These plans may provide medical, pharmacy, dental, vision, mental health and other benefits to active employees and retirees as determined by the trustees of each plan.  Sysco contributed to these plans $29.7 million in fiscal 2014, $30.6 million in fiscal 2013 and $25.5 million in fiscal 2012.  There have been no significant changes that affect the comparability of fiscal 2014, fiscal 2013 and fiscal 2012 contributions.

16.  EARNINGS PER SHARE

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

A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the periods presented follows:

	2014	2013	2012
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$931,533	$992,427	$1,121,585

Denominator:
Weighted-average basic shares outstanding	585,988,084	589,397,807	587,726,343
Dilutive effect of share-based awards	4,228,136	3,277,303	1,265,098
Weighted-average diluted shares outstanding	590,216,220	592,675,110	588,991,441

Basic earnings per share:	$1.59	$1.68	$1.91

Diluted earnings per share:	$1.58	$1.67	$1.90

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,100,000, 18,200,000 and 49,100,000 for fiscal 2014,  2013 and 2012, respectively.

Dividends declared were $673.6 million, $654.9 million and $628.0 million in fiscal 2014, 2013 and 2012, respectively.  Included in dividends declared for each year were dividends declared but not yet paid at year-end of approximately $171.6 million, $165.8 million and $159.4 million in fiscal 2014,  2013 and 2012, respectively.

17. COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustments, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $735.8 million, $1,208.4 million and $718.7 million in fiscal 2014, 2013 and 2012, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the years presented  is as follows:

		2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$11,313	$4,343	$6,970
Amortization of actuarial loss (gain), net	Operating expenses	16,184	6,216	9,968
Total reclassification adjustments		27,497	10,559	16,938
Other comprehensive income before reclassification adjustments:
Prior service cost arising in current year	N/A	347	133	214
Net actuarial gain arising in current year	N/A	(207,698)	(79,756)	(127,942)
Total other comprehensive income before reclassification adjustments		(207,351)	(79,623)	(127,728)

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(3,106)	-	(3,106)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	625	240	385
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(133,466)	(51,251)	(82,215)
Total other comprehensive income (loss)		$(315,801)	$(120,075)	$(195,726)

		2013
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$18,360	$7,050	$11,310
Amortization of actuarial loss (gain), net	Operating expenses	72,421	27,811	44,610
Amortization of transition obligation	Operating expenses	141	53	88
Total reclassification adjustments		90,922	34,914	56,008
Other comprehensive income before reclassification adjustments:
Prior service cost arising in current year	N/A	(53,902)	(20,699)	(33,203)
Net actuarial gain arising in current year	N/A	366,769	140,840	225,929
Total other comprehensive income before reclassification adjustments		312,867	120,141	192,726

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(33,191)	-	(33,191)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	626	240	386
Total other comprehensive income (loss)		$371,224	$155,295	$215,929

		2012
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$5,021	$1,928	$3,093
Amortization of actuarial loss (gain), net	Operating expenses	59,835	22,975	36,860
Amortization of transition obligation	Operating expenses	153	60	93
Total reclassification adjustments		65,009	24,963	40,046
Other comprehensive income before reclassification adjustments:
Prior service cost arising in current year	N/A	(8,706)	(3,343)	(5,363)
Net actuarial gain arising in current year	N/A	(580,291)	(222,832)	(357,459)
Total other comprehensive income before reclassification adjustments		(588,997)	(226,175)	(362,822)

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(81,003)	-	(81,003)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	692	266	426
Other comprehensive income before reclassification adjustments:
Settlement of cash flow hedge	N/A	722	277	445
Total other comprehensive income (loss)		$(603,577)	$(200,669)	$(402,908)

The following table provides a summary of the changes in accumulated other comprehensive (loss) income for the years presented:

	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swap, net of tax	Total
	(In thousands)
Balance as of July 2, 2011	$(501,125)	$251,752	$(10,585)	$(259,958)
Other comprehensive income before reclassification adjustments	(362,822)	(81,003)	445	(443,380)
Amounts reclassified from accumulated other comprehensive loss	40,046	-	426	40,472
Balance as of June 30, 2012	(823,901)	170,749	(9,714)	(662,866)
Other comprehensive income before reclassification adjustments	192,726	(33,191)	-	159,535
Amounts reclassified from accumulated other comprehensive loss	56,008	-	386	56,394
Balance as of June 29, 2013	(575,167)	137,558	(9,328)	(446,937)
Other comprehensive income before reclassification adjustments	(127,728)	(3,106)	(82,215)	(213,049)
Amounts reclassified from accumulated other comprehensive loss	16,938	-	385	17,323
Balance as of June 28, 2014	$(685,957)	$134,452	$(91,158)	$(642,663)

18. SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, a non-employee director plan and the Employees’ Stock Purchase Plan.

Stock Incentive Plans

In November 2013, Sysco’s Long-term Incentive Plan (2013 Plan) was adopted and reserved up to 55,600,000 shares of Sysco common stock for share-based awards to employees, non-employee directors and key advisors.  Of the 55,600,000 authorized shares, 45,000,000 were new shares approved with the 2013 Plan and 10,600,000 were from remaining shares authorized and available for grant under the amended 2007 Stock Incentive Plan as of the date of the approval of the 2013 Plan.  No further grants will be made from the 2007 Plan.  Of the 55,600,000 authorized shares, the full 55,600,000 shares  may be issued as options or stock appreciation rights and up to 17,500,000 shares may be issued as restricted stock, restricted stock units or other types of stock-based awards.  To date, Sysco has issued options and restricted stock units under this plan.  Vesting requirements for awards under this plan will vary by individual grant and may include either time-based vesting or time-based vesting subject to acceleration based on performance criteria for fiscal periods of at least one year.  The contractual life of all options granted under this plan will be no greater than ten years.  As of June 28, 2014, there were 49,207,002 remaining shares authorized and available for grant in total under the 2013 Plan, of which the full 49,207,002 shares may be issued as options or stock appreciation rights, or as a combination of up to 16,272,900 shares that may be issued as restricted stock, restricted stock units or other types of stock-based awards, with the remainder available for issuance as options or stock appreciation rights.

Sysco has also granted employee options under several previous employee stock option plans for which previously granted options remain outstanding as of June 28, 2014.  No new options will be issued under any of the prior plans, as future grants to employees will be made through the 2013 Plan or subsequently adopted plans.  Awards under these plans are subject to time-based vesting with vesting periods that vary by individual grant.  The contractual life of all options granted under these plans is seven years.

In November 2009, Sysco’s 2009 Non-Employee Directors Stock Plan was adopted and provides for the issuance of up to 750,000 shares of Sysco common stock for share-based awards to non-employee directors.  The authorized shares may be granted as restricted stock, restricted stock units, elected shares or additional shares.  Vesting requirements for awards under these plans vary by individual grant and include either time-based vesting or vesting based on performance criteria.  As of June 28, 2014, there were a total of 415,412 remaining shares authorized and available for grant under the 2009 Non-Employee Directors Stock Plan.

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

The following weighted-average assumptions were used for each fiscal year presented:

	2014	2013	2012
Dividend yield	3.5%	3.7%	3.7%
Expected volatility	20.4	20.7	23.4
Risk-free interest rate	2.1	0.7	1.0
Expected life	7.2 years	5.4 years	5.4 years

The following summary presents information regarding outstanding options as of June 28, 2014 and changes during the fiscal year then ended with regard to options under all stock incentive plans:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 29, 2013	31,556,789	$29.07
Granted	5,575,645	33.31
Exercised	(7,754,053)	29.99
Forfeited	(1,096,146)	28.86
Expired	(812,324)	31.86
Outstanding as of June 28, 2014	27,469,911	$29.59	4.74	$226,830
Vested or expected to vest as of June 28, 2014	27,250,629	$29.58	4.72	$225,328
Exercisable as of June 28, 2014	9,604,094	$28.51	2.72	$89,660

The total number of employee options granted was 5,575,645,  6,212,716 and 7,015,952 in fiscal years 2014, 2013 and 2012, respectively.  During fiscal 2014, 2,159,698 options were granted to 11 executive officers and 3,415,947 options were granted to approximately 167 other key employees.  During fiscal 2013, 2,351,720 options were granted to 11 executive officers and 3,860,996 options were granted to approximately 152 other key employees.  During fiscal 2012, 2,898,854 options were granted to 11 executive officers and 4,117,098 options were granted to approximately 180 other key employees.

The weighted average grant-date fair value of options granted in fiscal 2014, 2013 and 2012 was $4.64, $3.20 and $3.69, respectively.  The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $19.1 million, $24.1 million and $8.3 million, respectively.

Restricted Stock Units

During fiscal 2014, 2013 and 2012, 1,322,709,  1,722,835 and 1,528,734 restricted stock units, respectively, were granted to employees, the majority of which will vest ratably over a three-year period.  Some of these restricted stock units were granted with dividend equivalents.  The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant.  For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period.  The weighted average grant-date fair value per share of restricted stock units granted during  fiscal 2014, 2013 and 2012 was $33.39, $29.75 and $27.35, respectively.  The total fair value of restricted stock units vested during fiscal 2014, 2013 and 2012 was $39.4 million, $27.6 million and $11.8 million, respectively.

Non-Employee Director Awards

 During fiscal 2014, 2013 and 2012, 43,119,  48,069 and 63,657 shares, respectively, of restricted awards were granted to non-employee directors that will vest over a one-year period.  Non-employee directors may elect to receive these awards in restricted stock shares that will vest at the end of the award’s stated vesting period or as deferred units which convert into shares of Sysco common stock upon a date selected by the non-employee director that is subsequent to the award’s stated vesting date.  The fair value of the restricted awards is based on the company’s stock price as of the date of grant.  The weighted average grant-date fair value of the shares granted during fiscal 2014, 2013 and 2012 was $33.40, $29.96 and $27.65, respectively.  The total fair value of restricted stock shares vested and deferred units distributed during fiscal 2014, 2013 and 2012 was $1.4 million, $1.9 million and $2.2 million, respectively.  Restricted stock shares are valued on their vesting date.  Vested deferred units are valued on their subsequent conversion and distribution date.

Non-employee directors may elect to receive up to 100% of their annual directors’ fees in Sysco common stock on either an annual or deferred basis.  Sysco provides a matching grant of 50% of the number of shares received for the stock election subject to certain limitations.  As a result of such elections, a total of 24,565,  26,702 and 31,397 shares with a weighted-average grant date fair value of $34.59, $30.38 and $28.46 per share were issued in fiscal 2014, 2013 and 2012, respectively, in the form of fully vested common stock or deferred units.  The total fair value of common stock issued as a result of election shares and deferred units distributed during fiscal 2014, 2013 and 2012 was $0.8 million, $0.5 million and $0.5 million, respectively.  Common stock shares are valued on their vesting date.  Vested deferred units are valued on their subsequent conversion and distribution date.

As of June 28, 2014, there were 84,869 fully vested deferred units outstanding that will convert into shares of Sysco common stock upon dates selected by the respective non-employee directors.

Summary of Nonvested Awards

The following summary presents information regarding outstanding nonvested awards as of June 28, 2014 and changes during the fiscal year then ended with regard to these awards under all stock incentive plans.  Award types represented include:  restricted stock units granted to employees and restricted awards granted to non-employee directors.

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested as of June 29, 2013	2,933,807	$28.90
Granted	1,365,986	33.39
Vested	(1,202,913)	28.67
Forfeited	(178,475)	29.50
Nonvested as of June 29, 2013	2,918,405	$31.06

Employees’ Stock Purchase Plan

Sysco has an Employees’ Stock Purchase Plan that permits employees to invest in Sysco common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the last business day of each calendar quarter.  The total number of shares which may be sold pursuant to the plan may not exceed 79,000,000 shares, of which 2,454,932 remained available as of June 28, 2014.

During fiscal 2014, 1,315,535 shares of Sysco common stock were purchased by the participants, as compared to 1,470,271 shares purchased in fiscal 2013 and 1,661,758 shares purchased in fiscal 2012.  The weighted average fair value of employee stock purchase rights issued pursuant to the Employees’ Stock Purchase Plan was $5.17, $4.78 and $4.33 per share during fiscal 2014, 2013 and 2012, respectively.  The fair value of the stock purchase rights was calculated as the difference between the stock price at date of issuance and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $74.3 million, $70.1 million and $70.3 million for fiscal 2014, 2013 and 2012, respectively, and is included within operating expenses in the consolidated results of operations.  The total income tax benefit recognized in results of operations for share-based compensation arrangements was $28.1 million, $29.9 million and $21.7 million for fiscal 2014, 2013 and 2012, respectively.

As of June 28, 2014, there was $64.9 million of total unrecognized compensation cost related to share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.39 years.

Cash received from option exercises and purchases of shares under the Employees’ Stock Purchase Plan was $255.6 million, $628.7 million and $99.4 million during fiscal 2014, 2013 and 2012, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $16.6 million, $24.0 million and $3.0 million during fiscal 2014, 2013 and 2012, respectively.

19.   INCOME TAXES

Income Tax Provisions

For financial reporting purposes, earnings before income taxes consists of the following:

	2014	2013	2012
	(In thousands)
U.S.	$1,287,371	$1,351,947	$1,606,928
Foreign	188,253	195,508	177,074
Total	$1,475,624	$1,547,455	$1,784,002

The income tax provision for each fiscal year consists of the following:

	2014	2013	2012
	(In thousands)
U.S. federal income taxes	$433,795	$439,667	$540,861
State and local income taxes	55,736	69,759	77,064
Foreign income taxes	54,560	45,602	44,492
Total	$544,091	$555,028	$662,417

The current and deferred components of the income tax provisions for each fiscal year are as follows:

	2014	2013	2012
	(In thousands)
Current	$574,760	$582,889	$840,745
Deferred	(30,669)	(27,861)	(178,328)
Total	$544,091	$555,028	$662,417

The deferred tax provisions result from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred Tax Assets and Liabilities

Significant components of Sysco’s deferred tax assets and liabilities are as follows:

	June 28, 2014	June 29, 2013
	(In thousands)
Deferred tax liabilities:
Excess tax depreciation and basis differences of assets	$416,417	$455,752
Goodwill and intangible assets	211,434	208,229
Other	15,171	18,127
Total deferred tax liabilities	643,022	682,108
Deferred tax assets:
Net operating tax loss carryforwards	20,123	19,149
Benefit on unrecognized tax benefits	22,170	23,833
Pension	287,046	224,990
Share-based compensation	41,262	39,316
Deferred compensation	33,280	34,951
Self-insured liabilities	65,002	47,538
Receivables	47,688	48,236
Inventory	62,799	63,509
Cash flow hedge	56,826	5,815
Other	26,471	44,760
Total deferred tax assets	662,667	552,097
Total net deferred tax (assets) liabilities	$(19,645)	$130,011

The company’s net operating tax loss carryforwards as of June 28, 2014 and June 29, 2013 consisted primarily of state net operating tax loss carryforwards.  The state net operating tax loss carryforwards outstanding as of June 28, 2014 expire in fiscal years 2017 through 2033.  There were no valuation allowances recorded for the state tax loss carryforwards as of June 28, 2014 and June 29, 2013 because management believes it is more likely than not that these benefits will be realized based on utilization forecasts.

Effective Tax Rates

Reconciliations of the statutory federal income tax rate to the effective income tax rates for each fiscal year are as follows:

	2014	2013	2012
U.S. statutory federal income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of any applicable federal income tax benefit	2.82	2.59	2.65
Foreign income taxes	(1.66)	(1.22)	(1.07)
Other	0.71	(0.50)	0.55
	36.87%	35.87%	37.13%

The effective tax rate of 36.87% for fiscal 2014 was negatively impacted primarily by two items.  First, the company recorded tax expense of $6.2 million related to a non-deductible penalty that the company incurred.  Second, the company recorded net tax expense of $5.2 million for tax and interest related to various federal, foreign and state uncertain tax positions.  This negative impact was partially offset by the recording of $5.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate also had the impact of reducing the effective tax rate.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2014	2013
	(In thousands)
Unrecognized tax benefits at beginning of year	$108,337	$103,988
Additions for tax positions related to prior years	2,128	15,431
Reductions for tax positions related to prior years	(41,802)	(2,030)
Additions for tax positions related to the current year	-	-
Reductions for tax positions related to the current year	-	-
Reductions due to settlements with taxing authorities	(19,483)	(9,052)
Reductions due to lapse of applicable statute of limitations	-	-
Unrecognized tax benefits at end of year	$49,180	$108,337

As of June 28, 2014, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $36.7 million.  The expense recorded for interest and penalties related to unrecognized tax benefits in fiscal 2014 was $14.8 million.  In the fourth quarter of fiscal 2014, we reclassified a receivable that would arise upon the resolution of an unrecognized tax benefit from a gross position in other assets to a net position in other long-term liabilities on our consolidated balance sheet due to a change in circumstances related to transfer pricing positions.

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

If Sysco were to recognize all unrecognized tax benefits recorded as of June 28, 2014, approximately $35.1 million of the $49.2 million reserve would reduce the effective tax rate.  If Sysco were to recognize all unrecognized tax benefits recorded as of June 29, 2013, approximately $42.0 million of the $108.3 million reserve would reduce the effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months either because Sysco’s positions are sustained on audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in various states and the allocation of income and expense between tax jurisdictions.  In addition, the amount of unrecognized tax benefits recognized within the next twelve months may decrease due to the expiration of the statute of limitations for certain years in various jurisdictions; however, it is possible that a jurisdiction may open an audit on one of these years prior to the statute of limitations expiring.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The IRS has open audits for Sysco’s 2006, 2007, 2008 and 2009 federal income tax returns.  As of June 28, 2014, Sysco’s tax returns in the majority of the state and local jurisdictions and Canada are no longer subject to audit for the years before 2008.  However, in Canada, the company remains open to transfer pricing adjustments back to 2003 for some entities.  Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Although the outcome of tax audits is generally uncertain, the company believes that adequate amounts of tax, including interest and penalties, have been accrued for any adjustments that may result from those open years.

Other

     Undistributed income of certain consolidated foreign subsidiaries at June 28, 2014 amounted to $1,104.1 million for which no deferred U.S. income tax provision has been recorded because Sysco intends to permanently reinvest such income in those foreign operations.  An estimate of any U.S. income or foreign withholding taxes that may be applicable upon actual or deemed repatriation is not practical due to the complexities associated with the hypothetical calculation.

20. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sysco is engaged in various legal proceedings which have arisen but have not been fully adjudicated.  The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable.  When probable and reasonably estimable, the losses have been accrued.  Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the company.  However, the final results of legal proceedings cannot be predicted with certainty and if the company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the company’s current estimates of the range of potential losses, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

During the first quarter of fiscal 2014, Sysco was made aware of certain alleged violations of California law relating to its use of remote storage units in the delivery of products.  These are commonly referred to as drop sites.  As of June 28, 2014, Sysco has recorded a liability for a settlement of $20 million.  In July 2014, Sysco agreed to a $19.4 million settlement, which includes a payment of $15.0 million in penalties, $3.3 million to fund four California Department of Public Health investigator positions for five years, a $1.0 million donation to food banks across California, and $0.1 million in legal fees.  The cash portion of the settlement was paid in August 2014 and the donations to the food banks will occur in fiscal 2015.

Fuel Commitments

Sysco routinely enters into forward purchase commitments for a portion of its projected diesel fuel requirements.  As of June 28, 2014, we had forward diesel fuel commitments totaling approximately $187.2 million through June 2015.

Other Commitments

Sysco has committed to aggregate product purchases for resale in order to benefit from a centralized approach to purchasing.  A majority of these agreements expire within one year; however, certain agreements have terms through fiscal 2018.  These agreements commit the company to a minimum volume at various pricing terms, including fixed pricing, variable pricing or a combination thereof.  Minimum amounts committed to as of June 28, 2014 totaled approximately $2,830.0 million.  Minimum amounts committed to by year are as follows:

Amount
(In thousands)
2015	$2,101,096
2016	634,985
2017	93,283
2018	667

Sysco has contracts with various third party service providers to receive information technology services.  The services have been committed for periods up to fiscal 2019 and may be extended.  As of June 28, 2014, the total remaining cost of the services over that period is expected to be approximately $624.7  million.  A portion of this committed amount may be reduced by Sysco utilizing less than estimated resources and can be increased by Sysco utilizing more than estimated resources.  Certain agreements allow adjustments for inflation.  Sysco may also cancel a portion or all of the services provided subject to termination fees that decrease over time.  If Sysco were to terminate all of the services in fiscal 2015, the estimated termination fees incurred in fiscal 2015 would be approximately $22.5  million.

21. BUSINESS SEGMENT INFORMATION

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise.  The Broadline reportable segment is an aggregation of the company’s U.S., Canadian, Caribbean and European Broadline segments.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce and lodging industry segments, a company that distributes specialty imported products and a company that distributes to international customers and the company’s Sysco Ventures platform, a suite of technology solutions that help support the business needs of Sysco’s customers.

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

The following table sets forth the financial information for Sysco’s business segments:

	Fiscal Year
	2014	2013	2012
	(In thousands)
Sales:
Broadline	$37,709,391	$36,129,463	$34,420,851
SYGMA	6,177,804	5,780,103	5,735,673
Other	2,925,789	2,741,537	2,396,113
Intersegment sales	(296,272)	(239,870)	(171,698)
Total	$46,516,712	$44,411,233	$42,380,939

Operating income:
Broadline	$2,475,659	$2,402,215	$2,416,225
SYGMA	38,048	52,016	60,967
Other	93,668	98,564	91,048
Total segments	2,607,375	2,552,795	2,568,240
Corporate expenses and adjustments	(1,020,253)	(894,317)	(677,608)
Total operating income	1,587,122	1,658,478	1,890,632
Interest expense	123,741	128,495	113,396
Other expense (income), net	(12,243)	(17,472)	(6,766)
Earnings before income taxes	$1,475,624	$1,547,455	$1,784,002

Depreciation and amortization:
Broadline	$307,500	$313,611	$298,852
SYGMA	28,164	28,059	27,706
Other	30,471	28,194	24,745
Total segments	366,135	369,864	351,303
Corporate	189,927	142,684	65,640
Total	$556,062	$512,548	$416,943

Capital expenditures:
Broadline	$299,207	$284,016	$525,368
SYGMA	34,671	18,078	30,961
Other	78,235	47,744	41,669
Total segments	412,113	349,838	597,998
Corporate	111,093	162,024	186,503
Total	$523,206	$511,862	$784,501

Assets:
Broadline	$8,956,911	$10,228,722	$8,067,912
SYGMA	513,587	485,520	475,877
Other	1,034,775	944,140	877,207
Total segments	10,505,273	11,658,382	9,420,996
Corporate	2,662,677	1,019,826	2,716,211
Total	$13,167,950	$12,678,208	$12,137,207

The sales mix for the principal product categories for each fiscal year is as follows:

	Fiscal Year
	2014	2013	2012
	(In thousands)
Fresh and frozen meats	$8,809,148	$8,242,423	$7,929,235
Canned and dry products	8,383,007	8,310,634	7,948,187
Frozen fruits, vegetables, bakery and other	6,196,362	6,023,990	5,757,871
Dairy products	4,956,895	4,669,986	4,456,634
Poultry	4,814,949	4,580,445	4,188,787
Fresh produce	3,725,108	3,540,027	3,332,504
Paper and disposables	3,438,074	3,364,965	3,295,483
Seafood	2,401,021	2,167,588	2,076,848
Beverage products	1,671,000	1,643,034	1,591,540
Janitorial products	1,050,187	1,013,488	952,569
Equipment and smallwares	678,454	637,680	613,590
Medical supplies	392,507	216,973	237,691
Total	$46,516,712	$44,411,233	$42,380,939

Information concerning geographic areas is as follows:

	Fiscal Year
	2014	2013	2012
	(In thousands)
Sales: (1)
U.S.	$40,612,963	$38,985,715	$37,596,862
Canada	4,923,672	4,698,814	4,246,611
Other	980,077	726,704	537,466
Total	$46,516,712	$44,411,233	$42,380,939
Long-lived assets:(2)
U.S.	$3,520,449	$3,593,346	$3,564,854
Canada	347,440	307,605	291,304
Other	117,729	77,120	27,592
Total	$3,985,618	$3,978,071	$3,883,750

(1) Represents sales to external customers from businesses operating in these countries.

(2) Long-lived assets represents net property, plant and equipment reported in the country in which they are held.

22.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.  Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs and the company’s US Foods acquisition bridge facility are also covered under these guarantees.  As of June 28, 2014, Sysco had a total of approximately $2,655.0 million in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.  All subsidiary guarantors are 100%-owned by the parent company, all guarantees are full and unconditional and all guarantees are joint and several, except that the guarantee of any subsidiary guarantor with respect to a series of senior notes or debentures may be released under certain customary circumstances.  If we exercise our defeasance option with respect to the senior notes or debentures of any series, then any subsidiary guarantor effectively will be released with respect to that series.  Further, each subsidiary guarantee will remain in full force and effect until the earliest to occur of the date, if any, on which (1) the applicable subsidiary guarantor shall consolidate with or merge into Sysco Corporation or any successor of Sysco Corporation and (2) Sysco Corporation or any successor of Sysco Corporation consolidates with or merges into the applicable subsidiary guarantor.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of Sysco’s U.S. Broadline subsidiaries) and all other non-guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	June 28, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$254,766	$3,928,660	$2,498,546	$-	$6,681,972
Investment in subsidiaries	8,013,214	-	-	(8,013,214)	-
Plant and equipment, net	496,953	1,783,262	1,705,403	-	3,985,618
Other assets	344,045	524,468	1,631,847	-	2,500,360
Total assets	$9,108,978	$6,236,390	$5,835,796	$(8,013,214)	$13,167,950

Current liabilities	$793,240	$1,008,366	$2,566,024	$-	$4,367,630
Intercompany payables (receivables)	20,107	(239,539)	219,432	-	-
Long-term debt	2,348,558	14,094	21,515	-	2,384,167
Other liabilities	680,378	328,185	140,895	-	1,149,458
Shareholders’ equity	5,266,695	5,125,284	2,887,930	(8,013,214)	5,266,695
Total liabilities and shareholders’ equity	$9,108,978	$6,236,390	$5,835,796	$(8,013,214)	$13,167,950

	Condensed Consolidating Balance Sheet
	June 29, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$276,856	$3,757,486	$2,187,346	$-	$6,221,688
Investment in subsidiaries	8,429,887	-	-	(8,429,887)	-
Plant and equipment, net	540,860	1,885,908	1,551,303	-	3,978,071
Other assets	325,045	534,713	1,618,691	-	2,478,449
Total assets	$9,572,648	$6,178,107	$5,357,340	$(8,429,887)	$12,678,208

Current liabilities	$637,070	$887,271	$2,138,283	$-	$3,662,624
Intercompany payables (receivables)	594,928	(1,003,219)	408,291	-	-
Long-term debt	2,606,612	10,422	22,952	-	2,639,986
Other liabilities	542,228	467,470	174,090	-	1,183,788
Shareholders’ equity	5,191,810	5,816,163	2,613,724	(8,429,887)	5,191,810
Total liabilities and shareholders’ equity	$9,572,648	$6,178,107	$5,357,340	$(8,429,887)	$12,678,208

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended June 28, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$30,741,979	$16,979,494	$(1,204,761)	$46,516,712
Cost of sales	-	24,990,377	14,550,061	(1,204,761)	38,335,677
Gross profit	-	5,751,602	2,429,433	-	8,181,035
Operating expenses	804,177	3,520,577	2,269,159	-	6,593,913
Operating income (loss)	(804,177)	2,231,025	160,274	-	1,587,122
Interest expense (income)	232,140	(102,086)	(6,313)	-	123,741
Other expense (income), net	(7,434)	217	(5,026)	-	(12,243)
Earnings (losses) before income taxes	(1,028,883)	2,332,894	171,613	-	1,475,624
Income tax (benefit) provision	(379,369)	860,184	63,276	-	544,091
Equity in earnings of subsidiaries	1,581,047	-	-	(1,581,047)	-
Net earnings	931,533	1,472,710	108,337	(1,581,047)	931,533
Other comprehensive income (loss)	(195,726)	-	(3,106)	3,106	(195,726)
Comprehensive income	$735,807	$1,472,710	$105,231	$(1,577,941)	$735,807

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended June 29, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$30,162,329	$15,335,180	$(1,086,276)	$44,411,233
Cost of sales	-	24,385,677	13,115,225	(1,086,276)	36,414,626
Gross profit	-	5,776,652	2,219,955	-	7,996,607
Operating expenses	694,323	3,610,907	2,032,899	-	6,338,129
Operating income (loss)	(694,323)	2,165,745	187,056	-	1,658,478
Interest expense (income)	298,474	(177,421)	7,442	-	128,495
Other expense (income), net	(12,864)	(4,554)	(54)	-	(17,472)
Earnings (losses) before income taxes	(979,933)	2,347,720	179,668	-	1,547,455
Income tax (benefit) provision	(351,474)	842,062	64,440	-	555,028
Equity in earnings of subsidiaries	1,620,886	-	-	(1,620,886)	-
Net earnings	992,427	1,505,658	115,228	(1,620,886)	992,427
Other comprehensive income (loss)	215,929	-	(33,191)	33,191	215,929
Comprehensive income	$1,208,356	$1,505,658	$82,037	$(1,587,695)	$1,208,356

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended June 30, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$29,100,106	$14,131,162	$(850,329)	$42,380,939
Cost of sales	-	23,374,199	12,077,795	(850,329)	34,601,665
Gross profit	-	5,725,907	2,053,367	-	7,779,274
Operating expenses	527,888	3,534,382	1,826,372	-	5,888,642
Operating income (loss)	(527,888)	2,191,525	226,995	-	1,890,632
Interest expense (income)	396,374	(281,193)	(1,785)	-	113,396
Other expense (income), net	(6,993)	(1,244)	1,471	-	(6,766)
Earnings (losses) before income taxes	(917,269)	2,473,962	227,309	-	1,784,002
Income tax (benefit) provision	(340,592)	918,607	84,402	-	662,417
Equity in earnings of subsidiaries	1,698,262	-	-	(1,698,262)	-
Net earnings	1,121,585	1,555,355	142,907	(1,698,262)	1,121,585
Other comprehensive income (loss)	(402,908)	-	(81,003)	81,003	(402,908)
Comprehensive income	$718,677	$1,555,355	$61,904	$(1,617,259)	$718,677

	Condensed Consolidating Cash Flows
	Year Ended June 28, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(504,119)	$1,541,062	$455,872	$1,492,815
Investing activities	(51,290)	(171,979)	(353,569)	(576,838)
Financing activities	(919,627)	3,872	(103)	(915,858)
Effect of exchange rate on cash	-	-	642	642
Intercompany activity	1,426,402	(1,369,478)	(56,924)	-
Net increase (decrease) in cash and cash equivalents	(48,634)	3,477	45,918	761
Cash and cash equivalents at beginning of the period	207,591	24,295	180,399	412,285
Cash and cash equivalents at end of the period	$158,957	$27,772	$226,317	$413,046

	Condensed Consolidating Cash Flows
	Year Ended June 29, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(449,417)	$1,705,950	$255,061	$1,511,594
Investing activities	(105,314)	(140,217)	(666,351)	(911,882)
Financing activities	(887,707)	(15,666)	29,165	(874,208)
Effect of exchange rate on cash	-	-	(2,086)	(2,086)
Intercompany activity	1,178,922	(1,560,250)	381,328	-
Net increase (decrease) in cash and cash equivalents	(263,516)	(10,183)	(2,883)	(276,582)
Cash and cash equivalents at beginning of the period	471,107	34,478	183,282	688,867
Cash and cash equivalents at end of the period	$207,591	$24,295	$180,399	$412,285

	Condensed Consolidating Cash Flows
	Year Ended June 30, 2012
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used for):
Operating activities	$(413,535)	$1,674,817	$142,898	$1,404,180
Investing activities	(222,483)	(367,909)	(313,237)	(903,629)
Financing activities	(58,168)	(2,038)	(382,443)	(442,649)
Effect of exchange rate on cash	-	-	(8,800)	(8,800)
Intercompany activity	859,780	(1,302,546)	442,766	-
Net increase (decrease) in cash and cash equivalents	165,594	2,324	(118,816)	49,102
Cash and cash equivalents at beginning of the period	305,513	32,154	302,098	639,765
Cash and cash equivalents at end of the period	$471,107	$34,478	$183,282	$688,867

23. QUARTERLY RESULTS (UNAUDITED)

Financial information for each quarter in the years ended June 28, 2014 and June 29, 2013 is set forth below:

	Fiscal 2014 Quarter Ended
	September 28	December 28	March 29	June 28	Fiscal Year
	(In thousands except for per share data)
Sales	$11,714,267	$11,237,969	$11,277,484	$12,286,992	$46,516,712
Cost of sales	9,648,780	9,273,018	9,282,743	10,131,136	38,335,677
Gross profit	2,065,487	1,964,951	1,994,741	2,155,856	8,181,035
Operating expenses	1,587,289	1,613,174	1,662,116	1,731,334	6,593,913
Operating income	478,198	351,777	332,625	424,522	1,587,122
Interest expense	30,528	29,784	32,224	31,205	123,741
Other expense (income), net	(4,534)	(4,211)	3,718	(7,216)	(12,243)
Earnings before income taxes	452,204	326,204	296,683	400,533	1,475,624
Income taxes	166,614	115,369	115,746	146,362	544,091
Net earnings	$285,590	$210,835	$180,937	$254,171	$931,533

Per share:
Basic net earnings	$0.49	$0.36	$0.31	$0.43	$1.59
Diluted net earnings	0.48	0.36	0.31	0.43	1.58
Dividends declared	0.28	0.29	0.29	0.29	1.15
Market price — high/low	36-31	43-31	37-34	38-35	43-31

	Fiscal 2013 Quarter Ended
	September 29	December 29	March 30	June 29	Fiscal Year
	(In thousands except for per share data)
Sales	$11,086,916	$10,796,890	$10,926,371	$11,601,056	$44,411,233
Cost of sales	9,057,121	8,844,780	8,983,889	9,528,836	36,414,626
Gross profit	2,029,795	1,952,110	1,942,482	2,072,220	7,996,607
Operating expenses	1,551,013	1,569,459	1,605,280	1,612,377	6,338,129
Operating income	478,782	382,651	337,202	459,843	1,658,478
Interest expense	30,868	32,242	34,215	31,170	128,495
Other (income), net	(2,477)	(1,753)	(3,410)	(9,832)	(17,472)
Earnings before income taxes	450,391	352,162	306,397	438,505	1,547,455
Income taxes	163,793	130,793	104,980	155,462	555,028
Net earnings	$286,598	$221,369	$201,417	$283,043	$992,427

Per share:
Basic net earnings	$0.49	$0.38	$0.34	$0.48	$1.68
Diluted net earnings	0.49	0.38	0.34	0.47	1.67
Dividends declared	0.27	0.28	0.28	0.28	1.11
Market price — high/low	31-28	32-30	36-31	35-33	36-28

Percentage change — 2014 vs. 2013:
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
Sales	6%	4%	3%	6%	5%
Operating income	-	(8)	(1)	(8)	(4)
Net earnings	-	(5)	(10)	(10)	(6)
Basic net earnings per share	-	(5)	(9)	(10)	(5)
Diluted net earnings per share	(2)	(5)	(9)	(9)	(5)

Financial results are impacted by accounting changes and the adoption of various accounting standards.  See Note 2, “Changes in Accounting.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of June 28, 2014, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 54.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Board of Directors Matters.”

Item 11.  Executive Compensation

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Stock Ownership” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders under the following caption, and is incorporated herein by reference thereto: “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits

(a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 53 of this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sysco Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of August, 2014.

SYSCO CORPORATION
By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sysco Corporation in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE, FINANCIAL & ACCOUNTING OFFICERS:

/s/ WILLIAM J. DELANEY	President and Chief Executive Officer
William J. DeLaney	(principal executive officer)

/s/ ROBERT C. KREIDLER	Executive Vice President and Chief Financial Officer
Robert C. Kreidler	(principal financial officer)

/s/ JOEL T. GRADE	Senior Vice President - Finance and Chief Accounting Officer
Joel T. Grade	(principal accounting officer)

DIRECTORS:

/s/ JOHN M. CASSADAY	/s/ JOSEPH A. HAFNER, JR.
John M. Cassaday	Joseph A. Hafner, Jr.

/s/ JUDITH B. CRAVEN	/s/ HANS-JOACHIM KOERBER
Judith B. Craven	Hans-Joachim Koerber

/s/ WILLIAM J. DELANEY	/s/ NANCY S. NEWCOMB
William J. DeLaney	Nancy S. Newcomb

/s/ LARRY C. GLASSCOCK	/s/ RICHARD G. TILGHMAN
Larry C. Glasscock	Richard G. Tilghman

/s/ JONATHAN GOLDEN	/s/ JACKIE M. WARD
Jonathan Golden	Jackie M. Ward

EXHIBIT INDEX

Exhibits.

2.1	—

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

3.3	—

Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated November 14, 2013, incorporated by reference to Exhibit 3.01 to Form 8-K filed on November 20, 2013 (File No. 1-6544).

4.1	—

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

First Amendment, dated November 29, 2012, in the form of a Maturity Date Extension Letter Agreement, amending that certain Credit Agreement dated December 29, 2011 between Sysco Corporation, Sysco International, ULC, JP Morgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, and certain Lenders and Guarantors party thereto, incorporated , by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2012 filed on February 5, 2013 (File No. 1-6544).

10.3	—

Second Amendment, dated as of January 31, 2014, to the Credit Agreement dated December 29, 2011 by and among Sysco Corporation, Sysco International, ULC, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and the lenders party thereto, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.4	—

Amended and Restated Issuing and Paying Agency Agreement, dated as of April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 19, 2006 (File No. 1-6544).

10.5#	—	Amendment, dated as of June 18, 2009, to Amended and Restated Issuing And Paying Agency Agreement, dated April 13, 2006, between Sysco Corporation and JPMorgan Chase Bank, National Association.

10.6	—

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

10.8	—

Demand Facility Agreement, dated as of June 30, 2011, between SFS Canada I, LP and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.9	—

Guaranty Agreement, dated as of June 30, 2011, between Sysco Corporation and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.10	—

364-Day Bridge Term Loan Agreement, dated January 31, 2014, among Sysco Corporation, the Guarantors party thereto, the Lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.11+	—

Stockholders Agreement, dated as of December 8, 2013, by and among Sysco Corporation, Clayton Dubilier & Rice LLC, Kohlberg, Kravis Roberts & Co. L.P. and the stockholders named therein, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.12†	—

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

10.14†	—

Seventh Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.15†	—

Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, effective June 29, 2013, incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.16†	—

Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.17†	—

First Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.18†	—

Second Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.19†	—

Eleventh Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.20†	—

Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, including the Amended and Restated Sysco Corporation MIP Retirement Program, attached as Appendix I, effective as of June 29, 2013, incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.21†	—

First Amendment to the Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.22†	—

Amended and Restated Sysco Corporation MIP Retirement Program, effective as of June 29, 2013, incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.23†	—

First Amendment to the Amended and Restated Sysco Corporation MIP Retirement Program, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.24†	—	Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.25†	—

Amended and Restated Sysco Corporation Management Savings Plan, effective as of June 29, 2013, incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.26 †	—

First Amendment to the Amended and Restated Sysco Corporation Management Savings Plan., incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.27†	—

Form of Stock Option Grant Agreement issued to executive officers on September 2, 2004 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

10.28†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).

10.29†	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.30†	—

Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.31†	—

Form of Stock Option Grant Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.32†	—

Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.33 †	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form S-8 filed on November 15, 2013 (File No. 1-6544).
10.34†	—

Form of Stock Option Grant Agreement issued to executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 16544).

10.35 †	—

Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 16544).

10.36†	—

Form of Sysco Protective Covenants Agreement (RSU Grant) issued to executive officers in connection with a Restricted Stock Unit Award Agreement issued under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 16544).

10.37†	—	First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.38†	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed on October 8, 2009 (File No. 1-6544).

10.39†	—

Form of Fiscal Year 2013 Bonus Award under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 29, 2012 filed on November 6, 2012 (File No. 1-6544).

10.40†	—

Form of Fiscal Year 2014 Bonus Award under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 28, 2013 filed on November 5, 2013 (File No. 1-6544).

10.41†#	—	Description of Compensation Arrangements with Named Executive Officers.

10.42†	—

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

10.54†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.55†#	—	Description of Compensation Arrangements with Non-Employee Directors.

10.56†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.57†	—

Offer of Employment by Sysco Corporation to Wayne Shurts dated September 13, 2012, incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.58†#	—	Offer of Employment by Sysco Corporation to Thomas Bene dated February 28, 2013.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1#	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended June 28, 2014 filed with the SEC on August 25, 2014, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of June 28, 2014 and June 29, 2013, (ii) Consolidated Results of Operations for  the periods ended June 28, 2014, June 29, 2013 and June 30, 2012, (iii) Consolidated Shareholders’ Equity for the periods ended June 28, 2014, June 29, 2013 and June 30, 2012, (iv) Consolidated Cash Flows for the periods ended June 28, 2014, June 29, 2013 and June 30, 2012, and (v) the Notes to Consolidated Financial Statements.

_________

†  Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

#  Filed Herewith

+  Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Note:  Debt instruments of Sysco Corporation and its subsidiaries defining the rights of long-term debt holders in principal amounts not exceeding 10% of Sysco Corporation’s consolidated assets have been omitted and will be provided to the Securities and Exchange Commission upon request.