Form 10-Q
period 2014-09-27
SYSCO CORP
filed 2014-11-04
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Yes ☐     No ☑

587,883,822  shares of common stock were outstanding as of October 25, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Sep. 27, 2014	Jun. 28, 2014	Sep. 28, 2013
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$384,898	$413,046	$359,532
Accounts and notes receivable, less allowances of $60,879, $49,902, and $61,324	3,646,817	3,398,713	3,423,152
Inventories	2,845,641	2,602,018	2,540,643
Deferred income taxes	140,554	141,225	150,516
Prepaid expenses and other current assets	90,493	83,745	74,680
Prepaid income taxes	-	43,225	-
Total current assets	7,108,403	6,681,972	6,548,523
Plant and equipment at cost, less depreciation	3,968,713	3,985,618	3,979,351
Other assets
Goodwill	1,980,524	1,950,672	1,908,542
Intangibles, less amortization	180,325	177,227	200,074
Restricted cash	165,437	145,412	157,837
Other assets	214,511	227,049	245,329
Total other assets	2,540,797	2,500,360	2,511,782
Total assets	$13,617,913	$13,167,950	$13,039,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$78,635	$70,975	$45,584
Accounts payable	2,924,417	2,831,028	2,475,589
Accrued expenses	1,132,069	1,160,850	930,800
Accrued income taxes	94,437	-	139,286
Current maturities of long-term debt	306,931	304,777	206,158
Total current liabilities	4,536,489	4,367,630	3,797,417
Other liabilities
Long-term debt	2,650,490	2,384,167	2,878,391
Deferred income taxes	115,500	121,580	270,923
Other long-term liabilities	959,920	1,027,878	893,783
Total other liabilities	3,725,910	3,533,625	4,043,097
Commitments and contingencies
Noncontrolling interest	34,098	-	-
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,155,838	1,139,218	1,086,716
Retained earnings	8,878,693	8,770,751	8,635,190
Accumulated other comprehensive loss	(743,172)	(642,663)	(411,801)
Treasury stock at cost, 177,897,055, 179,050,186 and 183,960,944 shares	(4,735,118)	(4,765,786)	(4,876,138)
Total shareholders' equity	5,321,416	5,266,695	5,199,142
Total liabilities and shareholders' equity	$13,617,913	$13,167,950	$13,039,656

Note: The June 28, 2014 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended
	Sep. 27, 2014	Sep. 28, 2013

Sales	$12,445,081	$11,714,267
Cost of sales	10,256,364	9,648,780
Gross profit	2,188,717	2,065,487
Operating expenses	1,723,104	1,587,289
Operating income	465,613	478,198
Interest expense	30,934	30,528
Other expense (income), net	(2,188)	(4,534)
Earnings before income taxes	436,867	452,204
Income taxes	158,054	166,614
Net earnings	$278,813	$285,590

Net earnings:
Basic earnings per share	$0.47	$0.49
Diluted earnings per share	0.47	0.48

Average shares outstanding	588,277,056	587,621,529
Diluted shares outstanding	593,309,750	591,458,948

Dividends declared per common share	$0.29	$0.28

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended
	Sep. 27, 2014	Sep. 28, 2013

Net earnings	$278,813	$285,590

Other comprehensive (loss) income:
Foreign currency translation adjustment	(71,254)	30,807
Items presented net of tax:
Amortization of cash flow hedges	126	96
Change in fair value of cash flow hedges	(34,111)	-
Amortization of prior service cost	1,737	1,742
Amortization of actuarial loss (gain), net	2,993	2,491
Total other comprehensive (loss) income	(100,509)	35,136

Comprehensive income	$178,304	$320,726

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	13-Week Period Ended
	Sep. 27, 2014	Sep. 28, 2013
Cash flows from operating activities:
Net earnings	$278,813	$285,590
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	12,161	13,465
Depreciation and amortization	137,799	133,744
Deferred income taxes	9,940	(14,926)
Provision for losses on receivables	6,058	8,437
Other non-cash items	(1,280)	1,646
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(267,602)	(234,441)
(Increase) in inventories	(251,998)	(134,849)
(Increase) in prepaid expenses and other current assets	(7,019)	(14,266)
Increase in accounts payable	99,744	34,770
(Decrease) in accrued expenses	(28,725)	(60,845)
Increase in accrued income taxes	137,506	156,251
Decrease (increase) in other assets	2,327	(617)
(Decrease) in other long-term liabilities	(64,417)	(4,243)
Excess tax benefits from share-based compensation arrangements	(689)	(487)
Net cash provided by operating activities	62,618	169,229

Cash flows from investing activities:
Additions to plant and equipment	(118,821)	(135,749)
Proceeds from sales of plant and equipment	1,126	10,573
Acquisition of businesses, net of cash acquired	(32,074)	(1,341)
(Increase) in restricted cash	(20,025)	(12,509)
Net cash used for investing activities	(169,794)	(139,026)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	268,598	235,807
Other debt borrowings	13,901	1,780
Other debt repayments	(4,207)	(5,409)
Debt issuance costs	(642)	-
Cash paid for settlement of cash flow hedge	(58,935)	-
Proceeds from common stock reissued from treasury for share-based compensation awards	35,179	96,591
Treasury stock purchases	-	(250,601)
Dividends paid	(170,049)	(164,138)
Excess tax benefits from share-based compensation arrangements	689	487
Net cash provided by (used for) financing activities	84,534	(85,483)

Effect of exchange rates on cash	(5,506)	2,527

Net (decrease) in cash and cash equivalents	(28,148)	(52,753)
Cash and cash equivalents at beginning of period	413,046	412,285
Cash and cash equivalents at end of period	$384,898	$359,532

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$49,921	$52,135
Income taxes	15,827	22,219

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 28, 2014 consolidated balance sheet which was taken from the audited financial statements included in the company's fiscal 2014 Annual Report on Form 10-K.  The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows.  In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

In fiscal 2015, Sysco acquired a 50% interest in a foodservice company in Costa Rica.  It was determined that consolidation of the entity was appropriate and therefore the financial position, results of operations and cash flows for this company have been included in Sysco’s financial statements.  The value of the 50% noncontrolling interest is considered redeemable due to certain features of the investment agreement and has been presented as mezzanine equity, which is outside of permanent equity, in the consolidated balance sheets.  The elimination of the noncontrolling interest portion of the results of operations is located within other expense (income), net in the consolidated results of operations, as this amount is not material.  The non-cash add back for the change in the value of the noncontrolling interest is located within Other non-cash items on the consolidated cash flows.

Prior year amounts within the consolidated balance sheets and consolidated cash flows have been reclassified to conform to the current year presentation as it relates to the presentation of certain accrued expenses, deferred taxes and other long-term liabilities balances within these statements.  The impact of these reclassifications was immaterial to the prior year period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's fiscal 2014 Annual Report on Form 10-K.   Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

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

2.  CHANGES IN ACCOUNTING

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued Accounting Standards update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This update amends Accounting Standards Codification (ASC) 740, Income Taxes, to require that, in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, when such items exist in the same taxing jurisdiction.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which was fiscal 2015 for Sysco.  Early adoption was permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted.  This update did not have an impact on the company’s financial statements.

3.  NEW ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This update creates ASC 606, Revenue from Contracts with Customers, and supercedes the revenue recognition requirements in ASC 605, Revenue Recognition. Additionally, other sections of the ASC were amended to be consistent with the guidance in this update.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  A five-step revenue recognition model is to be applied to achieve this core principle.  ASC 606 also specifies comprehensive disclosures to help users of financial statements understand the nature, amount, timing and uncertainty of revenue that is recognized.  The amendments in this update are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which is fiscal 2018 for Sysco.  Early adoption is not permitted.  Sysco is currently evaluating the impact this update will have on its financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update creates a new subtopic ASC 205-40, “Presentation of Financial Statements – Going Concern,” and provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The requirements in this update are effective for the annual period ending after December 15, 2016, which is fiscal 2017 for Sysco, and for annual and interim periods thereafter.  Early application is permitted.  Sysco acknowledges this new guidance and will comply with the disclosure requirements if applicable beginning in fiscal 2017.

4.  ACQUISITIONS

During the first quarter of fiscal 2015, in the aggregate, the company paid cash of $32.1 million for acquisitions made during the quarter.  Acquisitions in the first quarter of fiscal 2015 were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration typically payable over periods of up to three years only in the event that certain operating results are attained.  As of September 27, 2014, aggregate contingent consideration amounts outstanding relating to completed acquisitions were $69.0 million, of which $53.9  million was recorded as earnout liabilities as of September 27, 2014.

In the second quarter of fiscal 2014, the company announced an agreement to merge with US Foods, Inc. (US Foods).  US Foods is a leading foodservice distributor in the United States (U.S.) that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers, including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas.

As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  At the time of the merger announcement, Sysco secured a fully committed bridge financing that could be used for funding a portion of the purchase price.  As of October 25, 2014, the merger consideration is estimated as follows:  approximately $3.7 billion for the equity of US Foods, comprised of $3.2 billion of Sysco common stock valued using the seven day average through October 25, 2014, and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of June 28, 2014, bringing the total enterprise value to $8.5 billion as of October 25, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.

After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13% of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission (FTC).  The company continues to be in productive discussions with FTC staff on a solution to permit the FTC to conclude its review. Given the amount of work remaining, and considering the upcoming holidays, the company does not currently expect to complete the transaction before the first quarter of 2015.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

In contemplation of issuing long-term financing for this merger, in January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2 billion to reduce the variability in the expected cash outflows of interest payments on 10-year and 30-year debt due to changes in benchmark interest rates.  In September 2014, Sysco began the process of issuing long-term financing for this merger by pricing a six-part senior notes offering totaling $5 billion.  At the same time, the forward starting interest rate swaps were terminated in conjunction with the pricing of the senior notes.  Cash settlement of these swaps occurred in September 2014 and October 2014.  Concurrent with the new senior notes, Sysco entered into new interest rate swap agreements that effectively converted two series of the senior notes totaling $1.25 billion to floating rate debt.  These swaps were designated as fair value hedges.  In October 2014, subsequent to quarter-end, the senior notes were funded, and the previously outstanding unsecured bridge facility was terminated.  Detailed discussion of these transactions is located in Note 6, Derivative Financial Instruments, and Note 7, Debt.

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

•

The interest rate swap agreements, discussed further in Note 6, “Derivative Financial Instruments,” are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included within prepaid expenses and other current assets, other assets, accrued expenses and other long-term liabilities as Level 2 measurements in the tables below.

The following tables present the company’s assets measured at fair value on a recurring basis as of September 27, 2014,  June 28, 2014 and September 28, 2013:

	Assets and Liabilities Measured at Fair Value as of Sep. 27, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$-	$143,416	$-	$143,416
Restricted cash	165,437	-	-	165,437
Other assets
Interest rate swap agreement	-	264	-	264
Total assets at fair value	$165,437	$143,680	$-	$309,117

Liabilities:
Other long-term liabilities
Interest rate swap agreements	$-	$3,496	$-	$3,496
Total liabilities at fair value	$-	$3,496	$-	$3,496

	Assets and Liabilities Measured at Fair Value as of Jun. 28, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$2,770	$131,966	$-	$134,736
Restricted cash	145,412	-	-	145,412
Other assets
Interest rate swap agreement	-	4,828	-	4,828
Total assets at fair value	$148,182	$136,794	$-	$284,976

Liabilities:
Accrued expenses
Interest rate swap agreement	$-	$133,466	$-	$133,466
Total liabilities at fair value	$-	$133,466	$-	$133,466

	Assets Measured at Fair Value as of Sep. 28, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$-	$129,510	$-	$129,510
Prepaid expenses and other current assets
Interest rate swap agreement	-	2,015	-	2,015
Restricted cash	157,837	-	-	157,837
Other assets
Interest rate swap agreement	-	4,125	-	4,125
Total assets at fair value	$157,837	$135,650	$-	$293,487

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $3.3 billion, $3.0 billion and $3.3 billion as of September 27, 2014,  June 28, 2014 and September 28, 2013, respectively.  The carrying value of total debt was $3.0  billion, $2.8 billion and $3.1 billion as of September 27, 2014,  June 28, 2014 and September 28, 2013, respectively.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position.  The company does not use derivative financial instruments for trading or speculative purposes.

In fiscal 2014, the company entered into an interest rate swap agreement that effectively converted $500 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.  The company entered into interest rate swap agreements that effectively converted $500 million of the new senior notes maturing in fiscal 2018 and $750 million of the new senior notes maturing in fiscal 2020 to floating rate debt.  See Note 7, Debt, for further discussion of the senior notes issuance.  These transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure and were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

In January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2 billion.  The company designated these derivatives as cash flow hedges of the variability in the expected cash outflows of interest payments on then forecasted 10-year and 30-year debt due to changes in the benchmark interest rates.  In September 2014, in conjunction with the pricing of the $1.25 billion senior notes maturing in fiscal 2025 and $1 billion senior notes maturing in fiscal 2045, the company terminated these swaps, locking in the effective yields on the related debt.  Cash of $58.9 million was paid to settle the 10-year swap in September 2014, and cash of $129.9 million was paid to settle the 30-year swap in October 2014 subsequent to quarter-end.  The September 2014 cash payment is located within the line Cash paid for settlement of cash flow hedge within financing activities in the statement of consolidated cash flows.  The cumulative losses recorded in Accumulated other comprehensive (loss) income related to these swaps will be amortized through interest expense over the term of the issued debt.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of September 27, 2014, June 28, 2014 and September 28, 2013 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap agreements:
Sep. 27, 2014	Other assets	$264	Other long-term liabilities	$3,496
Jun. 28, 2014	Other assets	4,828	Accrued expenses	133,466
Sep. 28, 2013	Prepaid expenses and other current assets	2,015	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the first quarter of fiscal 2015 and 2014 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Comprehensive Income	Amount of (Gain) or Loss Recognized in Comprehensive Income
		13-Week Period Ended
		Sep. 27, 2014	Sep. 28, 2013
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(3,269)	$(3,175)

Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	55,374	-
Interest rate contracts	Interest expense	205	156

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rates.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the first quarter of fiscal 2015 and 2014.  The interest rate swaps do not contain credit-risk-related contingent features.

Subsequent Event

In October 2014, subsequent to quarter-end, cash of $129.9 million was paid to settle the 30-year forward starting swap discussed above.  This swap was terminated in September 2014, but the cash payment did not occur until October 2014.

7.  DEBT

As of September 27, 2014, Sysco had an uncommitted bank line of credit, which provided for unsecured borrowings for working capital of up to $20 million.  There were no borrowings outstanding under this line of credit as of September 27, 2014.

Sysco has a Board-approved commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1.3 billion.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.  The facility in the amount of $1.5 billion expires December 29, 2018, but is subject to extension.  As of September 27, 2014, commercial paper issuances outstanding were $398.6 million and were classified as long-term debt, as the company’s commercial paper programs are supported by the long-term revolving credit facility described above.

During the first quarter of 2015, aggregate commercial paper issuances and short-term bank borrowings ranged from $123.8 million to approximately $659.4 million.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility in the amount of €100 million (Euro), which provides for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 23, 2015, but is subject to extension.  Outstanding borrowings under this facility were €62.0 million (Euro) as of September 27, 2014, reflected in Notes payable on the consolidated balance sheet.

       As of September 27, 2014, Sysco had an unsecured $3.3865 billion bridge term loan agreement with multiple lenders in connection with its proposed merger with US Foods (discussed further in Note 4, Acquisitions).  The facility provided that Sysco could borrow up to $3.3865 billion in term loans on the closing date of the US Foods merger to fund the acquisition, refinance certain indebtedness of US Foods and pay related fees and expenses.  The facility had an expiration date of March 8, 2015, but was subject to extension if regulatory approvals had not yet been obtained.   Any borrowings under the bridge term loan agreement would be guaranteed by the same subsidiaries of Sysco that guarantee the company’s revolving credit facility, and in certain circumstances, would also be guaranteed by US Foods after closing of the merger.

In September 2014, Sysco priced a six-part senior notes offering totaling $5 billion as long-term financing for the proposed US Foods merger transaction.

Subsequent Event

In October 2014, subsequent to quarter-end, the senior notes described above were funded, and the previously outstanding unsecured bridge facility described above was terminated.  The senior notes, issued under the company’s February 2012 registration statement, are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  In addition, if the merger has not closed by October 8, 2015 or if the merger agreement is terminated on or prior to October 8, 2015, Sysco must redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  The notes will be fully and unconditionally guaranteed initially by the wholly-owned U.S. Broadline subsidiaries that guarantee Sysco’s other senior notes.  Proceeds from the notes will be used to pay the cash portion of the consideration for the proposed merger, to refinance certain indebtedness of US Foods, to unwind certain cash flow hedges that Sysco entered into in contemplation of this merger-related debt assumption and refinancing, to repay a portion of Sysco’s outstanding commercial paper and to pay expected future direct transaction costs related to the merger.  Details of the senior notes are below:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
October 2, 2017	$500	1.45%	99.962%
October 2, 2019	750	2.35	99.864
October 2, 2021	750	3.00	99.781
October 2, 2024	1,250	3.50	99.616
October 2, 2034	750	4.35	99.841
October 2, 2044	1,000	4.50	98.992

8.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

In the tables below, the caption “Pension Benefits” includes both the company-sponsored qualified pension plan and the Supplemental Executive Retirement Plan.  The components of net company-sponsored benefit cost for the first quarter of fiscal 2015 and fiscal 2014 are as follows:

	Pension Benefits		Other Postretirement Plans
	Sep. 27, 2014	Sep. 28, 2013	Sep. 27, 2014	Sep. 28, 2013
	(In thousands)
Service cost	$2,815	$2,414	$134	$136
Interest cost	42,779	40,109	148	187
Expected return on plan assets	(57,156)	(48,199)	-	-
Amortization of prior service cost	2,777	2,786	42	42
Recognized net actuarial loss (gain)	4,968	4,082	(109)	(36)
Net periodic benefit cost	$(3,817)	$1,192	$215	$329

Sysco’s contributions to its company-sponsored defined benefit plans were $56.1 million and $5.8 million during the first quarter of fiscal 2015 and 2014, respectively.

9.  MULTIEMPLOYER EMPLOYEE BENEFIT PLANS

Sysco contributes to several multiemployer defined benefit pension plans in the U.S. and Canada based on obligations arising under collective bargaining agreements covering union-represented employees.  Sysco does not directly manage these multiemployer plans, which are generally managed by boards of trustees, half of whom are appointed by the unions and the other half appointed by Sysco and the other employers contributing to the plan.

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  There were no withdrawal liability provisions recorded in the first quarter of fiscal 2015 or the first quarter of fiscal 2014.  As of September 27, 2014,  June 28, 2014, and September 28, 2013, Sysco had approximately zero, $1.4 million and $40.3 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the two plan years following the plan year in which we completely withdraw from that plan, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur in the applicable two-plan year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much  as $90.0 million as of September 27, 2014.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, the majority of which had a valuation date of December 31, 2013.  As the valuation date for most of these plans was December 31, 2013, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 27, 2014	Sep. 28, 2013
	(In thousands, except for share and per share data)

Numerator:
Net earnings	$278,813	$285,590

Denominator:
Weighted-average basic shares outstanding	588,277,056	587,621,529
Dilutive effect of share-based awards	5,032,694	3,837,419
Weighted-average diluted shares outstanding	593,309,750	591,458,948

Basic earnings per share:	$0.47	$0.49

Diluted earnings per share:	$0.47	$0.48

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 600,000 for the first quarter of fiscal 2015 and was insignificant for the first quarter of fiscal 2014.

11.  COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $178.3 million and $320.7 million for the first quarter of fiscal 2015 and fiscal 2014, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 27, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

Pension and other postretirement benefit		(In thousands)
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,819	$1,082	$1,737
Amortization of actuarial loss (gain), net	Operating expenses	4,859	1,866	2,993
Total reclassification adjustments		7,678	2,948	4,730

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(71,254)	-	(71,254)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	205	79	126
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(55,374)	(21,263)	(34,111)
Total other comprehensive (loss) income		$(118,745)	$(18,236)	$(100,509)

		13-Week Period Ended Sep. 28, 2013
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,828	$1,086	$1,742
Amortization of actuarial loss (gain), net	Operating expenses	4,046	1,555	2,491
Total reclassification adjustments		6,874	2,641	4,233

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	30,807	-	30,807

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	156	60	96
Total other comprehensive income (loss)		$37,837	$2,701	$35,136

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 27, 2014
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 28, 2014	$(685,957)	$134,452	$(91,158)	$(642,663)
Other comprehensive income before reclassification adjustments	-	(71,254)	(34,111)	(105,365)
Amounts reclassified from accumulated other comprehensive loss	4,730	-	126	4,856
Balance as of Sep. 27, 2014	$(681,227)	$63,198	$(125,143)	$(743,172)

	13-Week Period Ended Sep. 28, 2013
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2013	$(575,167)	$137,558	$(9,328)	$(446,937)
Other comprehensive income before reclassification adjustments	-	30,807	-	30,807
Amounts reclassified from accumulated other comprehensive loss	4,233	-	96	4,329
Balance as of Sep. 28, 2013	$(570,934)	$168,365	$(9,232)	$(411,801)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

In the first quarter of fiscal 2015,  9,330 restricted stock units were granted to employees.  Based on the jurisdiction in which the employee resides, some of these restricted stock units were granted with forfeitable dividend equivalents.  The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant.  For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period.  The weighted average grant-date fair value per share of restricted stock units granted during the first quarter of fiscal 2015 was $37.41.

Employees' Stock Purchase Plan

Plan participants purchased  315,856  shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first quarter of fiscal 2015.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $5.62 during the first quarter of fiscal 2015.  The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $12.2 million and $13.5  million for the first quarter of fiscal 2015 and fiscal 2014, respectively.

As of September 27, 2014, there was $58.7 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.3 years.

13.  INCOME TAXES

Uncertain Tax Positions

As of September 27, 2014, the gross amount of unrecognized tax benefits was $46.7 million and the gross amount of liability for accrued interest related to unrecognized tax benefits was $36.7 million.  It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance.  Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

 Effective Tax Rates

The effective tax rates for the first quarter of fiscal 2015 and fiscal 2014 were 36.18%  and 36.84%, respectively.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rates for each period.

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

14.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sysco is engaged in various legal proceedings that have arisen, but have not been fully adjudicated.  The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable.  When probable, the losses have been accrued.  Based on estimates of the range of potential losses associated with these matters, management does not believe that the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the company.  However, the final results of legal proceedings cannot be predicted with certainty and, if the company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the company’s current estimates of the range of potential losses, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

15.  BUSINESS SEGMENT INFORMATION

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise.  The Broadline reportable segment is an aggregation of the company’s U.S. and International Broadline segments located in the Bahamas, Canada, Costa Rica, Republic of Ireland and Northern Ireland.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce and lodging industry segments, a company that distributes specialty imported products,  a company that distributes to international customers and the company’s Sysco Ventures platform, a suite of technology solutions that help support the business needs of Sysco’s customers.

The accounting policies for the segments are the same as those disclosed by Sysco for its consolidated financial statements.  Intersegment sales represent specialty produce and imported specialty products distributed by the Broadline and SYGMA operating companies.  Management evaluates the performance of each of the operating segments based on its respective operating income results.  Corporate expenses and adjustments generally include all expenses of the corporate office and Sysco’s shared service center.  These also include all share-based compensation costs.

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended
	Sep. 27, 2014	Sep. 28, 2013
Sales:
Broadline	$10,223,102	$9,546,388
SYGMA	1,541,612	1,523,190
Other	764,482	711,882
Intersegment sales	(84,115)	(67,193)
Total	$12,445,081	$11,714,267

	13-Week Period Ended
	Sep. 27, 2014	Sep. 28, 2013
Operating income:
Broadline	$699,436	$654,707
SYGMA	5,150	8,343
Other	24,665	22,542
Total segments	729,251	685,592
Corporate expenses and adjustments	(263,638)	(207,394)
Total operating income	465,613	478,198
Interest expense	30,934	30,528
Other expense (income), net	(2,188)	(4,534)
Earnings before income taxes	$436,867	$452,204

	Sep. 27, 2014	Jun. 28, 2014	Sep. 28, 2013
Assets:	(In thousands)
Broadline	$9,472,211	$8,956,911	$8,940,734
SYGMA	519,554	513,587	490,001
Other	1,033,526	1,034,775	953,024
Total segments	11,025,291	10,505,273	10,383,759
Corporate	2,592,622	2,662,677	2,655,897
Total	$13,617,913	$13,167,950	$13,039,656

16.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees.  As of September 27, 2014, Sysco had a total of $2.9 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.  In October 2014, subsequent to quarter-end, Sysco funded a six-part senior notes offering totaling $5 billion.  The senior notes will be covered by this guarantee.  See Note 7, Debt, for further discussion of the senior note issuance.

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

	Condensed Consolidating Balance Sheet
	Sep. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$233,010	$4,345,475	$2,529,918	$-	$7,108,403
Investment in subsidiaries	8,297,396	-	-	(8,297,396)	-
Plant and equipment, net	488,618	1,758,530	1,721,565	-	3,968,713
Other assets	355,955	522,013	1,662,829	-	2,540,797
Total assets	$9,374,979	$6,626,018	$5,914,312	$(8,297,396)	$13,617,913

Current liabilities	$831,556	$953,078	$2,751,855	$-	$4,536,489
Intercompany payables (receivables)	2,292	(111,694)	109,402	-	-
Long-term debt	2,584,125	15,232	51,133	-	2,650,490
Other liabilities	635,590	318,736	121,094	-	1,075,420
Noncontrolling interest	-	-	34,098	-	34,098
Shareholders’ equity	5,321,416	5,450,666	2,846,730	(8,297,396)	5,321,416
Total liabilities and shareholders’ equity	$9,374,979	$6,626,018	$5,914,312	$(8,297,396)	$13,617,913

	Condensed Consolidating Balance Sheet
	Jun. 28, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$254,766	$3,928,660	$2,498,546	$-	$6,681,972
Investment in subsidiaries	8,013,214	-	-	(8,013,214)	-
Plant and equipment, net	496,953	1,783,262	1,705,403	-	3,985,618
Other assets	344,045	524,468	1,631,847	-	2,500,360
Total assets	$9,108,978	$6,236,390	$5,835,796	$(8,013,214)	$13,167,950

Current liabilities	$793,240	$1,008,366	$2,566,024	$-	$4,367,630
Intercompany payables (receivables)	20,107	(239,539)	219,432	-	-
Long-term debt	2,348,558	14,094	21,515	-	2,384,167
Other liabilities	680,378	328,185	140,895	-	1,149,458
Shareholders’ equity	5,266,695	5,125,284	2,887,930	(8,013,214)	5,266,695
Total liabilities and shareholders’ equity	$9,108,978	$6,236,390	$5,835,796	$(8,013,214)	$13,167,950

	Condensed Consolidating Balance Sheet
	Sep. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$243,289	$4,062,670	$2,242,564	$-	$6,548,523
Investment in subsidiaries	8,867,634	-	-	(8,867,634)	-
Plant and equipment, net	526,608	1,860,215	1,592,528	-	3,979,351
Other assets	337,236	534,804	1,639,742	-	2,511,782
Total assets	$9,974,767	$6,457,689	$5,474,834	$(8,867,634)	$13,039,656

Current liabilities	$526,018	$994,630	$2,276,769	$-	$3,797,417
Intercompany payables (receivables)	773,170	(1,145,339)	372,169	-	-
Long-term debt	2,844,729	10,121	23,541	-	2,878,391
Other liabilities	631,708	391,507	141,491	-	1,164,706
Shareholders’ equity	5,199,142	6,206,770	2,660,864	(8,867,634)	5,199,142
Total liabilities and shareholders’ equity	$9,974,767	$6,457,689	$5,474,834	$(8,867,634)	$13,039,656

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$8,322,308	$4,464,469	$(341,696)	$12,445,081
Cost of sales	-	6,774,508	3,823,552	(341,696)	10,256,364
Gross profit	-	1,547,800	640,917	-	2,188,717
Operating expenses	190,897	932,195	600,012	-	1,723,104
Operating income (loss)	(190,897)	615,605	40,905	-	465,613
Interest expense (income)	50,166	(21,474)	2,242	-	30,934
Other expense (income), net	(2,402)	(399)	613	-	(2,188)
Earnings (losses) before income taxes	(238,661)	637,478	38,050	-	436,867
Income tax (benefit) provision	(86,344)	230,631	13,767	-	158,054
Equity in earnings of subsidiaries	431,130	-	-	(431,130)	-
Net earnings	278,813	406,847	24,283	(431,130)	278,813
Other comprehensive income (loss)	(100,509)	-	(71,254)	71,254	(100,509)
Comprehensive income	$178,304	$406,847	$(46,971)	$(359,876)	$178,304

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,746,013	$4,237,699	$(269,445)	$11,714,267
Cost of sales	-	6,268,866	3,649,359	(269,445)	9,648,780
Gross profit	-	1,477,147	588,340	-	2,065,487
Operating expenses	145,048	882,950	559,291	-	1,587,289
Operating income (loss)	(145,048)	594,197	29,049	-	478,198
Interest expense (income)	57,307	(23,437)	(3,342)	-	30,528
Other expense (income), net	(3,345)	(857)	(332)	-	(4,534)
Earnings (losses) before income taxes	(199,010)	618,491	32,723	-	452,204
Income tax (benefit) provision	(73,325)	227,882	12,057	-	166,614
Equity in earnings of subsidiaries	411,275	-	-	(411,275)	-
Net earnings	285,590	390,609	20,666	(411,275)	285,590
Other comprehensive income (loss)	35,136	-	30,807	(30,807)	35,136
Comprehensive income	$320,726	$390,609	$51,473	$(442,082)	$320,726

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Sep. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(93,666)	$(24,502)	$180,786	$62,618
Investing activities	(33,867)	(33,841)	(102,086)	(169,794)
Financing activities	46,544	605	37,385	84,534
Effect of exchange rates on cash	-	-	(5,506)	(5,506)
Intercompany activity	58,326	55,264	(113,590)	-
Net increase (decrease) in cash and cash equivalents	(22,663)	(2,474)	(3,011)	(28,148)
Cash and cash equivalents at the beginning of period	158,957	27,772	226,317	413,046
Cash and cash equivalents at the end of period	$136,294	$25,298	$223,306	$384,898

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Sep. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(109,620)	$169,932	$108,917	$169,229
Investing activities	(19,931)	(29,089)	(90,006)	(139,026)
Financing activities	(81,357)	(194)	(3,932)	(85,483)
Effect of exchange rates on cash	-	-	2,527	2,527
Intercompany activity	181,535	(139,626)	(41,909)	-
Net increase (decrease) in cash and cash equivalents	(29,373)	1,023	(24,403)	(52,753)
Cash and cash equivalents at the beginning of period	207,591	24,295	180,399	412,285
Cash and cash equivalents at the end of period	$178,218	$25,318	$155,996	$359,532

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 28, 2014, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

The discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from severance charges, merger and integration costs associated with our pending US Foods, Inc. (US Foods) merger, facility closure charges and amortization of US Foods financing costs, collectively defined as (Certain Items).  More information on the rationale of the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

Due to the inherent uncertainties concerning the impact of the pending US Foods merger (see discussion in Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014), it is impracticable for us to provide projections that fully anticipate all possible impacts of the merger.  For that reason, forward-looking disclosures in this MD&A and elsewhere describe anticipated future trends and results of only our current operations, excluding any potential impact from the US Foods merger, unless specifically noted.

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.  Our primary operations are located throughout the United States (U.S.), Bahamas, Canada, Costa Rica, Republic of Ireland and Northern Ireland and include broadline companies (which include our custom-cut meat operations), SYGMA (our chain restaurant distribution subsidiary), specialty produce companies, hotel supply operations, a company that distributes specialty imported products, a company that distributes to international customers and our Sysco Ventures platform, our suite of technology solutions that help support the business needs of our customers.

Highlights

The foodservice industry has experienced higher sales overall in the first quarter of fiscal 2015; however, these increases in sales are largely driven by higher inflation in selling prices, not from improving restaurant traffic.  Real disposable income for the consumer has yet to increase meaningfully; however, other labor market metrics continue to strengthen and fuel costs have declined.  While a challenging business environment continues to exist for our customers and Sysco, many indicators suggest trends for the industry are improving.  Our sales and gross profit growth for the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 improved partially due to inflation and case volume growth, but also as a result of our business transformation initiatives including category management.  Our operating expenses for the first quarter of fiscal 2015 increased partially from increased pay-related expenses and Certain Items, primarily from merger and integration planning expenses.  Operating income for the first quarter of fiscal 2015 declined by 2.6% as a result; however, excluding Certain Items, adjusted operating income for the first quarter of fiscal 2015 increased 5.9%.

Comparisons of results from the first quarter of fiscal 2015 to the first quarter of fiscal 2014:

•	Sales increased 6.2%, or $0.7 billion, to $12.4 billion.
•	Operating income decreased 2.6%, or $12.6 million, to $465.6 million.
•	Adjusted operating income increased 5.9%, or $28.5 million, to $509.0 million.
•	Net earnings decreased 2.4%, or $6.8 million, to $278.8 million.
•	Adjusted net earnings increased 7.6%, or $21.8 million, to $308.9 million.
•

Basic earnings per share in the first quarter of fiscal 2015 were $0.47, a 4.1% decrease from the comparable prior year amount of $0.49 per share.  Diluted earnings per share in the first quarter of fiscal 2015 were $0.47, a 2.1% decrease from the comparable prior year amount of $0.48 per share.

•	Adjusted diluted earnings per share were $0.52 in the first quarter of fiscal 2015 as compared to $0.49 in the first quarter of fiscal 2014, representing an increase of 6.1%.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

In the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  This merger is currently pending a regulatory review process.

Trends and Strategy

Trends

General economic conditions can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  Consumers continue to spend their disposable income in a disciplined manner.  We believe these conditions have contributed to a slow rate of recovery in the foodservice market.  While these trends can be cyclical in nature, greater consumer confidence will be required to reverse the trend.

Our gross margin performance can be influenced by multiple factors.  The modest level of growth in the foodservice market has created additional competitive pricing pressures, which is, in turn, negatively impacting gross profits.  Sales to our locally-managed customers, including independent restaurant customers, may not grow at the same rate as sales to our corporate-managed customers, which can cause gross margins to decline.  Inflation can be a factor that contributes to gross margin pressure.  First quarter fiscal 2015 inflation was seen primarily in the meat, dairy and seafood categories, which represent more than one-third of our annual sales.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers.  High food costs can be difficult to pass on to our customers, and inflation can reduce consumer spending in the food-away-from-home market.  As such, periods of high inflation may negatively impact our sales, gross profit, operating income and earnings.

We have experienced higher operating expenses in the first quarter of fiscal 2015 as compared to first quarter of fiscal 2014, primarily from increased payroll costs and integration planning and transaction costs in connection with the proposed merger with US Foods announced in the second quarter of fiscal 2014.  We anticipate incurring additional costs as we continue planning for integration of the two companies.

At the end of the first quarter of fiscal 2015, we secured long-term financing for our proposed merger with US Foods; therefore, interest expense will increase from the additional debt incurred in the amount of approximately $125 million over the remainder of fiscal 2015.  In addition, the second quarter will be impacted by a write off to interest expense of unamortized debt issuance costs of $12.5 million in connection with the termination of our bridge facility.  The write off of the debt issuance costs and additional interest incurred prior to the closing of the merger, will be treated as a Certain Items.  The senior notes issued contain mandatory redemption features requiring that, if the merger has not closed by October 8, 2015 or if the merger agreement is terminated on or prior to October 8, 2015, we must redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  The incremental interest expense estimate provided above assumes these notes will not be redeemed during fiscal 2015.

Strategy

We are focused on optimizing our core broadline business in the U.S., Bahamas, Canada, Costa Rica, Republic of Ireland and Northern Ireland, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value by expanding beyond our core business.  Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming each of our customers’ most valued and trusted business partner.

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

The five components of our strategy discussed above are designed to drive sustainable profitable growth, increase asset optimization and free cash flow and increase operating margins.  Consistent with these three objectives, in the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  US Foods is a leading foodservice distributor in the U.S. that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers, including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following the completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas.  At closing, Sysco is expected to have annual sales of approximately $65 billion and, with successful integration, we believe at least $600 million in estimated annual synergies can be achieved by the combined company over a three to four year time period.  Expenses to achieve synergies are estimated to be $700 million to $800 million to be incurred over a three year time frame once the merger has closed.  We anticipate some level of capital expenditures primarily for facilities and internal use software; however, amounts have not been estimated at this time.

As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of October 25, 2014, the merger consideration is estimated as follows:  approximately $3.7 billion for the equity of US Foods, comprised of $3.2 billion of Sysco common stock valued using the seven day average through October 25, 2014 and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of September 27, 2014, bringing the total enterprise value to $8.5 billion as of October 25, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.

After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13%, of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission (FTC).  The company continues to be in productive discussions with FTC staff on a solution to permit the FTC to conclude its review. Given the amount of work remaining, and considering the upcoming holidays, the company does not currently expect to complete the transaction before the first quarter of 2015.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled, which would be recognized as an expense.

In September 2014, we priced a six-part senior notes offering totaling $5 billion as long-term financing for the proposed US Foods merger transaction.  In October 2014, subsequent to quarter-end, the senior notes were funded, and the previously outstanding unsecured bridge facility was terminated.  Detailed discussion of these transactions is located in the Liquidity and Capital Resources section.

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

In the first quarter of fiscal 2015, we implemented a software version upgrade to our 12 locations currently running our ERP system.  We are finalizing information technology-related US Foods merger integration planning and sequencing decisions with the goal of achieving the most synergies in a timely manner.  Initial areas of focus will be to roll out ERP financial modules that will enhance the scalability of our shared service center’s processes, including general ledger, accounts payable and accounts receivable, as well as components of our human resources module.  We believe this will allow future ERP conversions at our locations to be easier.

Benefits from our category management initiative meaningfully impacted the comparison of our gross margin for the first quarter of fiscal 2015 to the first quarter of fiscal 2014.  We continue to expect that all remaining categories will be launched into the market by the end of this fiscal year.  The year-over-year impact of these benefits is expected to be relatively steady through the third quarter of fiscal 2015, but will be less impactful in the fourth quarter as we begin to wrap the most significant portion of the benefits.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 27, 2014	Sep. 28, 2013

Sales	100.0%	100.0%
Cost of sales	82.4	82.4
Gross profit	17.6	17.6
Operating expenses	13.9	13.5
Operating income	3.7	4.1
Interest expense	0.2	0.3
Other expense (income), net	(0.0)	(0.0)
Earnings before income taxes	3.5	3.8
Income taxes	1.3	1.4
Net earnings	2.2%	2.4%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period

Sales	6.2%
Cost of sales	6.3
Gross profit	6.0
Operating expenses	8.6
Operating income	(2.6)
Interest expense	1.3
Other expense (income), net	(51.7) (1)
Earnings before income taxes	(3.4)
Income taxes	(5.1)
Net earnings	(2.4)%

Basic earnings per share	(4.1)%
Diluted earnings per share	(2.1)

Average shares outstanding	0.1
Diluted shares outstanding	0.3

(1)	Other expense (income), net was income of $2.2 million in the first quarter of fiscal 2015 and $4.5 million in the first quarter of fiscal 2014.

Sales

Sales for the first quarter of fiscal 2015 were 6.2% higher than the first quarter of fiscal 2014.  Sales for the first quarter of fiscal 2015 increased as a result of product cost inflation and the resulting increase in selling prices, case volume growth, and sales from acquisitions that occurred within the last 12 months.  Case growth in our locally-managed business was steady compared to the growth in the fourth quarter, and sales growth for both local and corporate-managed business grew at roughly similar rates in the first quarter.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 4.9% during the first quarter of fiscal 2015, driven mainly by inflation in the meat, dairy and seafood categories.  Case volumes including acquisitions within the last 12 months improved 2.3% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.  Case volumes excluding acquisitions within the last 12 months improved 2.2% in the first quarter of fiscal 2015.  Our case volumes represent our results from our Broadline and SYGMA segments combined.  Sales from acquisitions within the last 12 months favorably impacted sales by 0.6% in the first quarter of fiscal 2015.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.5% in the first quarter of fiscal 2015.

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

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 28, 2014	13-Week Period Ended Sep. 28, 2013	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$2,188,717	$2,065,487	$123,230	6.0%
Operating expenses	1,723,104	1,587,289	135,815	8.6
Operating income	$465,613	$478,198	$(12,585)	(2.6)%

Gross profit	$2,188,717	$2,065,487	$123,230	6.0%
Adjusted operating expenses (Non-GAAP)	1,679,669	1,584,968	94,701	6.0
Adjusted operating income (Non-GAAP)	$509,048	$480,519	$28,529	5.9%

The decrease in operating income was impacted by an increase in pay-related expenses and $41.1 million in operating expenses attributable to Certain Items, primarily merger and integration planning expenses.  Adjusted operating income for the first quarter of fiscal 2015 was greater than the first quarter of fiscal 2014 primarily from higher gross profits, partially offset by higher pay-related expenses.  More information on the rationale for the use of these measures and reconciliations can be found under “Non-GAAP Reconciliations.”

Gross profit dollars increased in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 primarily due to increased sales volumes.  Gross margin, which is gross profit as a percentage of sales, was 17.59% in the first quarter of fiscal 2015, a decline of 4 basis points from the gross margin in the first quarter of fiscal 2014.  We believe our category management initiative and efforts to manage margin are helping offset gross margin pressure stemming from increased competition in our slow-growth market, customer mix and product cost inflation.  Inflation in the first quarter of fiscal 2015 was experienced primarily in the meat, dairy and seafood categories, which represent more than one-third of our annual sales.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers.  High food costs can be difficult to pass on to our customers, and inflation can reduce consumer spending in the food-away-from-home market.  As such, periods of high inflation may negatively impact our sales, gross profit, operating income and earnings.

Operating expenses for the first quarter of fiscal 2015 increased 8.6%, or $135.8 million, over the first quarter of fiscal 2014.  Adjusted operating expenses for the first quarter of fiscal 2015 increased 6.0%, or $94.7 million, as compared to the first quarter of fiscal 2014.  The increase in operating expenses was impacted by an increase in pay-related expenses and $41.1 million in costs attributable to Certain Items, primarily merger and integration planning expenses.

Operating Expenses Impacting Adjusted Operating Income

Pay-related expenses represent a significant portion of our operating costs, and can increase due to volume growth, acquisitions and pay increases, among other factors.  These expenses increased by $67.3 million in the first quarter of fiscal 2015 over the first quarter of fiscal 2014, primarily due to higher sales and delivery costs, as well as the timing of certain management incentive accruals.  Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses.  In addition, we have increased our marketing associate headcount in certain markets in order to invest in future sales growth.  Our delivery pay-related expenses are increasing from a continued shortage of drivers, which contributes to higher wages and increased overtime.  Our expense related to management incentive accruals has increased primarily from reductions in accruals that occurred in the first quarter of fiscal 2014 that did not recur in the first quarter of fiscal 2015.

Cost per case is an important metric management uses to measure our expense performance.  This metric is calculated by dividing the total operating expense of our North American Broadline companies by the number of cases sold.  Adjusted cost per case is calculated similarly; however, the operating expense component excludes severance charges.  Our corporate expenses are not included in the cost per case metrics because the metric is a measure of efficiency in our operations.  We seek to grow our sales and either minimize or reduce our costs on a per case basis.  Our cost per case was an increase of $0.12 per case in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.  Adjustments to operating expenses were not large enough in either period to produce a different result on an adjusted cost per case basis.  The increase in cost per case is primarily due to pay-related expenses from our general and administrative, sales and delivery areas.  We believe we have opportunities to better manage our operating expenses over the remainder of the year; however the cost increases in the first quarter will pressure our ability to meet our goal of achieving no increase in our cost per case results from fiscal 2014.

Certain Items within Operating Expenses

Sysco’s operating expenses are impacted by Certain Items, which are expenses that can be difficult to predict and can be unanticipated.  More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”   Certain Items for the first quarter of fiscal 2015 relate primarily to integration planning and transaction costs incurred in connection with the proposed merger with US Foods.  These costs totaled $40.5 million in the first quarter of fiscal 2015.  We anticipate incurring additional costs as we continue planning for integration of the two companies, as well as other financing costs incurred in connection with the proposed merger.  Certain Items were not material for the first quarter of fiscal 2014.

 Net Earnings

Net earnings decreased 2.4% in the first quarter of fiscal 2015 from the comparable period of the prior year due primarily to the changes in operating income discussed above.  Adjusted net earnings increased 7.6% during the same period.

The effective tax rates for the first quarter of fiscal 2015 and fiscal 2014 were 36.18% and 36.84%, respectively.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate had the impact of reducing the effective tax rates for each period.

Earnings Per Share

Basic earnings per share in the first quarter of fiscal 2015 were $0.47, a 4.1% decrease from the comparable prior period amount of $0.49 per share.  Diluted earnings per share in the first quarter of fiscal 2015 were $0.47, a 2.1% decrease from the comparable prior period amount of $0.48 per share.  Adjusted diluted earnings per share in the first quarter of fiscal 2015 were $0.52 a 6.1% increase over the comparable prior period amount of $0.49 per share.  These results were primarily from the factors discussed above related to net earnings.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by severance charges, US Foods merger and integration planning costs, charges from facility closures and amortization of US Foods related financing costs.  Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove the impact of these charges provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

The company uses these non-GAAP measures when evaluating its financial results, as well as for internal planning and forecasting purposes.  These financial measures should not be used as a substitute for GAAP measures in assessing the company’s results of operations for periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  As a result, in the table below, each period presented is adjusted to remove the costs described above.  In the table below, individual components of diluted earnings per share may not add to the total presented due to rounding.  Adjusted  diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

Set forth below is a reconciliation of actual operating expenses, operating income, interest expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Sep. 27, 2014	13-Week Period Ended Sep. 28, 2013	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,723,104	$1,587,289	$135,815	8.6%
Impact of severance charges	(1,804)	(1,582)	(222)	14.0
Impact of US Foods merger and integration costs	(40,481)	-	(40,481)
Impact of facility closure charges	(1,150)	(739)	(411)	55.6
Adjusted operating expenses (Non-GAAP)	$1,679,669	$1,584,968	$94,701	6.0%

Operating Income (GAAP)	$465,613	$478,198	$(12,585)	(2.6)%
Impact of severance charges	1,804	1,582	222	14.0
Impact of US Foods merger and integration costs	40,481	-	40,481
Impact of facility closure charges	1,150	739	411	55.6
Adjusted operating income (Non-GAAP)	$509,048	$480,519	$28,529	5.9%

Interest expense (GAAP)	$30,934	$30,528	$406	1.3%
Impact of US Foods financing costs	(3,703)	-	(3,703)
Adjusted interest expense (Non-GAAP)	$27,231	$30,528	$(3,297)	(10.8)%

Net earnings (GAAP) (1)	$278,813	$285,590	$(6,777)	(2.4)%
Impact of severance charges	1,151	1,000	151	15.1
Impact of US Foods merger and integration costs	25,835	-	25,835
Impact of facility closure charges	734	467	267	57.2
Impact of US Foods financing costs	2,363	-	2,363
Adjusted net earnings (Non-GAAP) (1)	$308,896	$287,057	$21,839	7.6%

Diluted earnings per share (GAAP) (1)	$0.47	$0.48	$(0.01)	(2.1)%
Impact of severance charges	-	-	-
Impact of US Foods merger and integration costs	0.04	-	0.04
Impact of facility closure charges	-	-	-
Impact of US Foods financing costs	-	-	-
Adjusted diluted earnings per share (Non-GAAP) (1)	$0.52	$0.49	$0.03	6.1%

Diluted shares outstanding	593,309,750	591,458,948

(1)

The net earnings and diluted earnings per share impacts are shown net of tax.  The aggregate tax impact of adjustments for severance charges, merger and integration costs associated with our pending US Foods merger, facility closure charges and amortization of US Foods financing costs was $17.1 million and $0.9 million for the first quarter of fiscal 2015 and the first quarter of fiscal 2014, respectively.  Amounts are calculated by multiplying the operating income impact of each item by the respective year’s effective tax rate.

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

Management evaluates the performance of each of our operating segments based on its respective operating income results.   Corporate expenses and adjustments generally include all expenses of the corporate office and Sysco’s shared service center.  These also include all share-based compensation costs.  While a segment’s operating income may be impacted in the short-term by increases or decreases in gross profits, expenses, or a combination thereof, over the long-term each business segment is expected to increase its operating income at a greater rate than sales growth.  This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 15, “Business Segment Information”:

	Operating Income as a Percentage of Sales
	13-Week Period
	Sep. 27, 2014	Sep. 28, 2013
Broadline	6.8%	6.9%
SYGMA	0.3	0.5
Other	3.2	3.2

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 15, “Business Segment Information”:

	Increase (Decrease)
	13-Week Period
	Sales	Operating Income
Broadline	7.1%	6.8%
SYGMA	1.2	(38.3)
Other	7.4	9.4

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses and adjustments of $263.6 million in the first quarter of fiscal 2015, as compared to $207.4 million in the first quarter of fiscal 2014, that is not charged to our segments.  This information should be read in conjunction with Note 15, “Business Segment Information”:

	Components of Segment Results
	13-Week Period Ended
	Sep. 27, 2014		Sep. 28, 2013
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	82.1%	95.9%	81.5%	95.5%
SYGMA	12.4	0.7	13.0	1.2
Other	6.1	3.4	6.1	3.3
Intersegment sales	(0.6)	-	(0.6)	-
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s U.S. and International Broadline segments located in the Bahamas, Canada, Costa Rica, Republic of Ireland and Northern Ireland.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first quarter of fiscal 2015, the Broadline operating results represented approximately 82.1% of Sysco’s overall sales and 95.9% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

Sales

Sales for the first quarter of fiscal 2015 were 7.1% higher than the first quarter of fiscal 2014.  Sales for the first quarter of fiscal 2015 increased as a result of product cost inflation and the resulting increase in selling prices, case volume growth and sales from acquisitions that occurred within the last 12 months.  Case growth in our locally-managed business was steady compared to the growth in the fourth quarter, and sales growth for both local and corporate-managed business grew at roughly similar rates in the first quarter.  Sales from acquisitions within the last 12 months favorably impacted sales by 0.7% in the first quarter of fiscal 2015.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 5.3% during the first quarter of fiscal 2015, driven mainly by inflation in the meat, dairy and seafood categories.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.6% in the first quarter of fiscal 2015.

Operating Income

Operating income increased by 6.8% in the first quarter of fiscal 2015 over the first quarter of fiscal 2014 primarily due to higher gross profits, partially offset by higher pay-related expenses.

Gross profit dollars increased in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 primarily due to increased sales volumes.  We believe our category management initiative and efforts to manage margin are helping offset gross margin pressure stemming from increased competition in our slow-growth market, customer mix and product cost inflation.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers.  High food costs can be difficult to pass on to our customers, and inflation can reduce consumer spending in the food-away-from-home market.  As such, periods of high inflation may negatively impact our sales, gross profit, operating income and earnings.

Operating expenses for the Broadline segment increased in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 primarily due to higher sales and delivery costs.  Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses.  In addition, we have increased our marketing associate headcount in certain markets in order to invest in future sales growth.  Our delivery pay-related expenses are increasing from a continued shortage of drivers, which contributes to higher wages and overtime.  These resulted in an increase in our expenses on a cost per case basis for our North American Broadline companies as compared to the first quarter of fiscal 2014.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 1.2% greater in the first quarter of fiscal 2015 than in the first quarter of fiscal 2014.  The increase was primarily due to new customers and case volume increases from existing customers, partially offset by transferred business to our Broadline segment in conjunction with the closing of a SYGMA distribution facility.

Operating Income

Operating income decreased by 38.3% in the first quarter of fiscal 2015 from the first quarter of fiscal 2014.  Gross profit dollars increased 0.9%, while operating expenses increased 3.9% in the first quarter of fiscal 2015 over the first quarter of fiscal 2014.  Operating expenses increased in the first quarter of fiscal 2015 largely due to increased warehouse and delivery costs, including pay-related expenses partially due to shortages in labor.  In addition, SYGMA incurred costs of $1.3 million to close a distribution facility.

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

Operating income increased 9.4%, or $2.1 million, in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.  The increase in operating income was largely due to increased earnings from our specialty produce and lodging industry products segments, partially offset by reduced earnings from the remaining segments and startup costs from our Sysco Ventures operations.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first quarter of fiscal 2015 to the first quarter of fiscal 2014:

•	Cash flows from operations were $62.6 million this year compared to $169.2 million last year.
•	Capital expenditures totaled $118.8 million this year compared to $135.7 million last year.
•	Free cash flow was a negative $55.1 million this year compared to $44.1 million last year (See Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash used for acquisition of businesses was $32.1 million this year compared to $1.3 million last year.
•	Net bank borrowings were $268.6 million this year compared to $235.8 million last year.
•	Proceeds from exercises of share-based compensation awards were $35.2 million this year compared to $96.6 million last year.
•	Treasury stock purchases were zero this year compared to $250.6 million last year.
•	Dividends paid were $170.0 million this year compared to $164.1 million last year.

Subsequent to quarter-end, we issued $5 billion in senior notes as long-term financing for the proposed US Foods merger transaction.

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

In the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of October 25, 2014, the merger consideration is estimated as follows:  approximately $3.7 billion for the equity of US Foods, comprised of $3.2 billion of Sysco common stock valued using the seven day average through October 25, 2014 and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of September 27, 2014, bringing the total enterprise value to $8.5 billion as of October 25, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.  After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13%, of Sysco.  This merger is currently pending a regulatory review process by the Federal Trade Commission (FTC).  The company continues to be in productive discussions with FTC staff on a solution to permit the FTC to conclude its review.  Given the amount of work remaining, and considering the upcoming holidays, the company does not currently expect to complete the transaction before the first quarter of 2015.  Under certain conditions, including lack of regulatory approval, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were cancelled.

At the time of the merger announcement, we secured a fully committed bridge financing with the expectation of issuing longer-term financing prior to closing.  In September 2014, we priced a six-part senior notes offering totaling $5 billion as long-term financing for the proposed US Foods merger transaction.  In October 2014, subsequent to quarter-end, the senior notes were funded, and the previously outstanding unsecured bridge facility was terminated.  Detailed discussion of these transactions is located in the Financing Activities section of the Liquidity and Capital Resources discussion.

We continue to generate substantial cash flows from operations and remain in a strong financial position, however our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.   Uncertain economic conditions and uneven levels of consumer confidence and the resulting pressure on consumer disposable income have lowered our sales growth and impacted our cash flows from operations.  Competitive pressures in a low growth environment have also lowered our gross margins which in turn can cause our cash flows from operations to decrease.  We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.  As of September 27, 2014, we had $384.9 million in cash and cash equivalents, approximately 35% of which was held by our international subsidiaries generated from our earnings of international operations.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to relocate this cash.

We believe the following sources will be sufficient to meet our anticipated cash requirements for the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•	our cash flows from operations;
•	the availability of additional capital under our existing commercial paper programs, supported by our revolving credit facility, and bank line of credit;
•

our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission.

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

 Cash Flows

Operating Activities

We generated $62.6 million in cash flow from operations in the first quarter of fiscal 2015, as compared to $169.2 million in the first quarter of fiscal 2014.  This decrease of $106.6 million, or 63.0%, was largely attributable to unfavorable comparisons on working capital and the impact of timing for pension contributions, as well as the cash impact of Certain Items.  Partially offsetting these unfavorable comparisons was a favorable comparison on incentive accruals.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a negative impact of $85.3 million on the period over period comparison of cash flow from operations.  Both periods were affected by increases in accounts receivable and inventory resulting from increases in sales, as well as a seasonal change in volume and customer mix.  The impact of increases in sales was greater in the first quarter of fiscal 2015 due to inflation.   Both accounts receivable and inventory experienced turnover deterioration in both periods resulting primarily from the change in customer mix, but the year-over-year comparison related to turnover was favorable for accounts receivable but unfavorable for inventory.   Accounts payable increased in both periods as a result of increases in sales; however, the impact was greater in the first quarter of fiscal 2015 due to a higher sales growth rate.  Due to normal seasonal patterns, sales to multi-unit customers and school districts represent a larger percentage of our sales at the end of each first quarter as compared to the end of each prior fiscal year, yielding an increase in the receivables outstanding and inventory for these customers.  Payment terms for these types of customers are traditionally longer than average.

Included in the change in other long-term liabilities was a negative comparison on pension expense and contributions, which contributed $55.3 million to the unfavorable comparison on cash flow from operations for the first quarter of fiscal 2015 to the first quarter of fiscal 2014.  We made a $50 million contribution to our qualified pension plan (Retirement Plan) in the first quarter of fiscal 2015, while there was no contribution to this plan in the first quarter of fiscal 2014 due to its funding in the fourth quarter of fiscal 2013.  As a result, there is a timing difference related to the qualified pension plan contributions impacting the comparison of operating cash flows from the first quarter of fiscal 2015 to the first quarter of fiscal 2014.

 Included in the change in accrued expenses was a favorable comparison on incentive accruals of $32.5 million, which partially offset the unfavorable comparison of cash flow from operations from the first quarter of fiscal 2015 to the first quarter of fiscal 2014.  Both periods contained a reduction in incentive accruals resulting from payment of incentives related to the prior fiscal year; however, this reduction was less pronounced in the first quarter of fiscal 2015.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2015 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment.

During the first quarter of fiscal 2015, in the aggregate, we paid cash of $32.1 million for acquisitions made during the quarter.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  We do not mean to imply that free cash flow is necessarily available for discretionary expenditures, however, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of decreased cash provided by operating activities and reduced proceeds from sales of plant and equipment, partially offset by decreased capital spending, free cash flow for the first quarter of fiscal 2015 decreased 225.0%, or $99.1 million, to a negative $55.1 million as compared to the first quarter of fiscal 2014.   Our cash requirements for our Certain Items were significantly greater in the first quarter of fiscal 2015 as compared to first quarter of fiscal 2014.  These cash needs, together with our $50 million contribution to our Retirement Plan, represent the majority of our free cash flow decline.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	13-Week Period Ended Sep. 27, 2014	13-Week Period Ended Sep. 28, 2013	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$62,618	$169,229	$(106,611)	(63.0)%
Additions to plant and equipment	(118,821)	(135,749)	16,928	12.5
Proceeds from sales of plant and equipment	1,126	10,573	(9,447)	(89.4)
Free Cash Flow (Non-GAAP)	$(55,077)	$44,053	$(99,130)	(225.0)%

Financing Activities

 Equity Transactions

Proceeds from exercises of share-based compensation awards were $35.2 million in the first quarter of fiscal 2015, as compared to $96.6 million in the first quarter of fiscal 2014.  The decrease in proceeds in the first quarter of fiscal 2015 was due to a decrease in the number of options exercised in this period, as compared to the first quarter of fiscal 2014.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

There were no shares repurchased during the first quarter of fiscal 2015, as compared to 7,725,000 shares at a cost of $250.6 million in the first quarter of fiscal 2014.  There were no additional shares repurchased through October 25, 2014, resulting in a remaining authorization by our Board of Directors to repurchase up to 11,655,197 shares, based on the trades made through that date.  Our share repurchase strategy is to purchase enough shares to keep our average shares outstanding relatively constant over time, excluding the impact of the 87 million shares to be issued upon closing of the proposed merger with US Foods.  The number of shares we repurchase, if any, in the remainder of fiscal 2015 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first quarter of fiscal 2015 were $170.0 million, or $0.29 per share, as compared to $164.1 million, or $0.28 per share, in the first quarter of fiscal 2014.  In August 2014, we declared our regular quarterly dividend for the second quarter of fiscal 2015 of $0.29 per share, which was paid in October 2014.

Debt Activity and Borrowing Availability

We have an uncommitted bank line of credit, which provided for unsecured borrowings for working capital of up to $20 million, of which none was outstanding as of September 27, 2014 or October 25, 2014.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility in the amount of €100 million (Euro), which provides for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 23, 2015, but is subject to extension.  Outstanding borrowings under this facility were €62.0 million (Euro) as of September 27, 2014 and October 25, 2014.

We have a Board-approved commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1.3 billion.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.   The facility in the size of $1.5 billion expires December 29, 2018, but is subject to further extension.  There were $398.6 million of commercial paper issuances outstanding as of September 27, 2014.   As of October 25, 2014,  there was no commercial paper outstanding.  We utilize our commercial paper issuances for normal day-to-day operations which may cause outstanding issuances to vary.

During the first quarter ended September 27, 2014, aggregate commercial paper issuances and short-term bank borrowings ranged from approximately $123.8 million to approximately $659.4 million.  During the first quarter of fiscal 2015 and 2014, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.15% and 0.12%, respectively.

Included in current maturities of long-term debt as of September 27, 2014 are the 0.55% senior notes totaling $300 million, which mature in June 2015.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper and/or senior notes or a combination thereof.

As of September 27, 2014, we had a $3.3865 billion bridge term loan agreement with multiple lenders in connection with our proposed merger with US Foods.  The facility provided that we could borrow up to $3.3865 billion in term loans on the closing date of the US Foods merger to fund the acquisition, refinance certain indebtedness of US Foods and pay related fees and expenses.  The facility had an expiration date of March 8, 2015, but was subject to extension if regulatory approvals had not yet been obtained.  Any borrowings under the bridge term loan agreement would be guaranteed by the same subsidiaries of Sysco that are guarantee our revolving credit facility, and in certain circumstances would also be guaranteed by US Foods after closing of the merger.

In September 2014, we priced a six-part senior notes offering totaling $5 billion as long-term financing for the proposed US Foods merger transaction.  The senior notes, issued under our February 2012 registration statement, are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows us to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  In addition, if the merger has not closed by October 8, 2015 or if the merger agreement is terminated on or prior to October 8, 2015, we must redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  The notes will be fully and unconditionally guaranteed initially by our wholly-owned U.S. Broadline subsidiaries that guarantee our other senior notes.  Proceeds from the notes will be used to pay the cash portion of the consideration for the proposed merger, to refinance certain indebtedness of US Foods to unwind certain cash flow hedges that we entered into in contemplation of this merger-related debt assumption and refinancing, to repay a portion of our outstanding commercial paper and to pay expected future direct transaction costs related to the merger.  These senior notes were funded in October 2014, subsequent to quarter-end.  Details of the senior notes are below:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
October 2, 2017	$500	1.45%	99.962%
October 2, 2019	750	2.35	99.864
October 2, 2021	750	3.00	99.781
October 2, 2024	1,250	3.50	99.616
October 2, 2034	750	4.35	99.841
October 2, 2044	1,000	4.50	98.992

In fiscal 2014, we entered into two forward starting swap agreements with notional amounts totaling $2 billion.  The company designated these derivatives as cash flow hedges of the variability in the expected cash outflows of interest payments on then forecasted 10-year and 30-year debt due to changes in benchmark interest rates.  In September 2014, in conjunction with the pricing of the $1.25 billion senior notes maturing in fiscal 2025 and $1 billion senior notes maturing in fiscal 2045, we terminated these swaps, locking in the effective yields on the related debt.  Cash of $58.9 million was paid to settle the 10-year swap in September 2014, and cash of $129.9 million was paid to settle the 30-year swap in October 2014 subsequent to quarter-end.

In conjunction with the new senior notes, we entered into interest rate swap agreements that effectively converted $500 million of the newly priced senior notes maturing in fiscal 2018 and $750 million of the newly priced senior notes maturing in fiscal 2020 to floating rate debt.  These transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure and were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

In October 2014, subsequent to quarter-end, the senior notes discussed above were funded, and the previously outstanding unsecured bridge facility discussed above was terminated.  Proceeds from the senior notes were used to repay our outstanding commercial paper and unwind the cash flow hedges discussed above.  As of October 25, 2014, the remaining proceeds of $4.1 billion were invested in U.S. Treasuries, government agency obligations and repurchase agreements.

Other Considerations

Multiemployer Plans

As discussed in Note 9, “Multiemployer Employee Benefit Plans,” we contribute to several multiemployer defined benefit pension plans based on obligations arising under collective bargaining agreements covering union-represented employees.

Under certain circumstances, including our voluntary withdrawal or a mass withdrawal of all contributing employers from certain underfunded plans, we would be required to make payments to the plans for our proportionate share of the multiemployer plan’s unfunded vested liabilities.  We believe that one of the above-mentioned events is reasonably possible with certain plans in which we participate and estimate our share of withdrawal liability for these plans could be as much as $90.0 million as of September 27, 2014 and October 25, 2014, based on the latest available information as of each date.  These estimates exclude plans for which we have recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  Due to the lack of current information, we believe our current share of the withdrawal liability could materially differ from this estimate.

As of September 27, 2014,  June 28, 2014 and September 28, 2013, Sysco had approximately zero, $1.4 million and $40.3 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.

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

Potential Contingencies Impacting Liquidity

Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Sysco has posted approximately $31.2 million in letters of credit, representing a partial payment of the audit assessments, in order to appeal the Canadian Revenue Authority assessments of transfer pricing adjustments relating to our cross border procurement activities through our former purchasing cooperative on our fiscal 2004 through fiscal 2009 years.  We are protesting these adjustments through appeals.  We could have to pay cash or post additional letters of credit of as much as $123.1 million, in order to appeal these assessments.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 28, 2014.  Other than as described in this Form 10-Q, there have been no material changes to our specified contractual obligations through September 27, 2014.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations.  These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  Sysco’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our  Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings, and our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value;
•	Sysco’s belief regarding the impact of accounting standards updates;
•	expectations regarding interest expense and any future redemptions of notes;
•	expectations regarding our future contributions to certain multiemployer pension plans and expectations regarding any mass withdrawals from the plans;
•	our estimated share of withdrawal liability for certain multiemployer pension plans, and our belief that our current share of the withdrawal liability could materially differ from our estimate;
•

our plans and expectations related to the proposed merger with US Foods, including our expectations regarding the timing of the closing, expected capital expenditures related to the merger, estimates regarding merger consideration, and our expectations regarding regulatory review by the Federal Trade Commission;

•	the impact of ongoing legal proceedings and estimates of potential liability;
•	the impact of general economic conditions on our business and our industry;
•	statements regarding inflation and other economic trends;
•	our plans related to locally-managed sales and ongoing gross margin pressures;
•	expectations regarding costs we will incur in connection with the proposed merger, including costs related to pre-merger integration planning efforts;
•	expectations related to the strategies that we have identified to help us achieve our mission and vision;
•	our expectations regarding annual sales at closing of the merger with US Foods;
•	our beliefs and expectations regarding the estimated annual synergies to be obtained by Sysco, as the combined company, and the expenses to achieve such synergies;
•	our plans and expectations regarding the implementation, timing, costs and benefits of our Business Transformation Project;
•	expectations related to the deployment of the ERP system;
•	Sysco’s beliefs regarding capital spending and expenses related to the Business Transformation Project;
•	our plans related to and the expected benefits of our cost transformation initiatives;
•	our expectations regarding and the anticipated benefits of our category management initiative;
•	expectations regarding category launches in our category management initiative;
•	expectations related to cost per case for our Broadline companies;
•	expectations regarding operating income and sales for our business segments over the long-term;
•	expectations regarding the allocation of cash generated from operations;
•	the impact of acquisitions and sales of assets and businesses on our liquidity, borrowing capacity, leverage ratios and capital availability;
•	Sysco’s expectations regarding cash held by international subsidiaries;
•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;
•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;
•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;
•	Sysco’s expectations regarding cash flows from operations over the long-term, and the factors impacting such cash flows;
•	our expectations regarding free cash flow;
•	our expectations regarding use of proceeds from our senior notes offering;
•	our intentions regarding the funding of the repayment of notes at maturity;
•	expectations regarding tax expense;
•	expectations regarding potential future tax assessments;
•	our strategy regarding share repurchases;
•	Sysco’s belief regarding the source of funds to pay contributions to multiemployer pension plans, withdrawal liability and excise taxes; and
•	expectations related to our forward diesel fuel commitments.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in  Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, and the risk factor discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q:

•

the closing and consummation of the merger with US Foods is subject to regulatory approval and the satisfaction of certain conditions, and we cannot predict whether the necessary conditions will be satisfied or waived and the requisite regulatory approvals received;

•

Sysco and US Foods may be required to accept certain remedies in order to obtain regulatory approval for the merger, and any such remedies could reduce the projected benefits of the merger and negatively impact the combined company;

•

termination of the merger agreement or failure to consummate the merger with US Foods could adversely impact Sysco and, under certain conditions, could require Sysco to make a termination payment of $300 million, which could adversely impact Sysco’s stock price and would adversely impact Sysco’s liquidity and financial condition;

•	business uncertainties during the pendency of the proposed merger may adversely impact our current business operations and relationships with employees, vendors and customers;
•	the pending merger and our current pre-merger integration planning efforts may divert resources from Sysco’s day-to-day operations and ongoing efforts related to other strategies and initiatives;
•

the integration of the businesses of Sysco and US Foods may be more difficult, costly or time consuming than expected, and the merger may not result in any or all of the anticipated benefits, including cost synergies;

•	we may not be able to retain some of US Foods’ vendors and customers after the proposed merger, which could negatively impact the anticipated benefits of the merger;
•

in anticipation of the merger, Sysco has incurred significant additional indebtedness, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities;

•	the merger will dilute the ownership interests of Sysco’s existing stockholders;
•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;
•	risks related to volatility in the global economic environment, local market conditions and low consumer confidence, which can adversely affect our sales, margins and net income;
•

the risk that competition in our industry may adversely impact our margins and our ability to retain customers, and makes it difficult for us to maintain our market share, growth rate and profitability;

•	the risk that we may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs;
•

our ability to meet our long-term strategic objectives to grow the profitability of our business depends largely on the success of the Business Transformation Project, and there can be no assurance that we will realize our expectations within the time frame we have established, if at all;

•	the risk that the actual cost of the ERP system may be greater than currently expected and continued delays in the execution of deployment may adversely affect our business and results of operations;
•	the risk that we may not realize anticipated benefits from our operating cost reduction efforts and the full anticipated benefits from our category management initiative;
•	the risk of interruption of supplies due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise;
•	the potential impact of adverse publicity or lack of confidence in our products;
•	the potential impact on our operating margins if sales to our locally-managed customers continue to grow at a lower rate than sales to our corporate-managed customers;
•

the risks related to dependence on large regional or national customers for our sales, including the impact of losing one of these large customers, and potential pressure to lower our prices and/or expand services;

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

•	our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;
•	our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;
•	our liquidity can be negatively impacted by payments required to appeal tax assessments with certain tax jurisdictions;
•	due to our reliance on technology, any technology disruption or delay in implementing new technology could have a material negative impact on our business;
•	the risk that a cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with customers;
•	the potential requirement to pay material amounts under our multiemployer defined benefit pension plans;
•	our funding requirements for our Retirement Plan may increase should financial markets experience future declines;
•	labor issues, including the renegotiation of union contracts and shortage of qualified labor; and
•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in  Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk.  For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.  There have been no significant changes to our market risks since June 28, 2014 except as noted below.

Interest Rate Risk

At September 27, 2014,  there was $398.6 million of commercial paper issuances outstanding.  Total debt as of September 27, 2014 was $3.0 billion, of which approximately 68% was at fixed rates of interest, including the impact of our interest rate swap agreements.

In August 2013, we entered into an interest rate swap agreement that effectively converted $500 million of fixed rate debt maturing on February 12, 2018 to floating rate debt.  We entered into interest rate swap agreements that effectively converted $500 million of the new senior notes maturing on October 2, 2017 and $750 million of the new senior notes maturing on October 2, 2019 to floating rate debt (Debt issuance discussed in Note 7, Debt).  These transactions were entered into with the goal of reducing overall borrowing cost and increasing floating interest rate exposure and were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.  Details of our outstanding swap agreements are below:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
February 12, 2018	$500	5.25%	Six-month LIBOR	Every six months in arrears	Other assets	$264

October 2, 2017	500	1.45	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(2,454)

October 2, 2019	750	2.35	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(1,042)

In January 2014, in contemplation of securing financing and hedging interest rate risk relating to our assumption or refinancing of US Foods Inc.’ net debt that will occur upon closing of the proposed merger (discussed in Note 4, “Acquisitions”), we entered two forward outstanding starting swap agreements with notional amounts totaling $2 billion.  We designated these derivatives as cash flow hedges of the variability in the expected cash outflows of interest payments on then forecasted 10-year and 30-year debt due to changes in the benchmark interest rates.  In September 2014, in conjunction with the pricing of the $1.25 billion senior notes maturing on October 2, 2024 and $1 billion senior notes maturing October 2, 2044, we terminated these swaps, locking in the effective yields on the related debt.  Cash of $58.9 million was paid to settle the 10-year swap in September 2014, and cash of $129.9 million was paid to settle the 30-year swap in October 2014 subsequent to quarter-end.  As of September 27, 2014, a liability was recognized within the consolidated balance sheet within accrued expenses of $129.9 million relating to the forward starting swap that settled in October 2014.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During both the first quarter of fiscal 2015 and fiscal 2014, fuel costs related to outbound deliveries represented approximately 0.6% and  0.7% of sales, respectively.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements.  As of September 27, 2014, we had forward diesel fuel commitments totaling approximately $166.7 million through September 2015.  These contracts will lock in the price of approximately  60% to 65% of our fuel purchase needs for the contracted periods.  Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of September 27, 2014, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factor discussed below and the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 28, 2014.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of October 25, 2014, we had approximately $7.6 billion of total indebtedness.  We have a Board-approved commercial paper program allowing us to issue short-term unsecured notes in an aggregate amount not to exceed $1.3 billion; a revolving credit facility supporting our United States and Canadian commercial paper programs in the amount of $1.5 billion set to expire on December 29, 2018; an uncommitted bank line of credit providing for unsecured borrowings for working capital of up to $20 million; a €100 million (Euro) multicurrency revolving credit facility for use by our Irish subsidiary set to expire September 23, 2015, which is subject to extension; and $5 billion in aggregate principal amount of unsecured senior notes issued in six series in October 2014, the proceeds from which are intended to be used, among other things, to pay the cash portion of the consideration for the proposed merger with US Foods, Inc. (US Foods) and to refinance certain indebtedness of US Foods.  If the merger has not closed by October 8, 2015, or if the merger agreement is terminated on or prior to October 8, 2015, we will be required to redeem these senior notes at 101% of principal plus accrued interest.  See “Part II – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Flows – Financing Activities” for further discussion of our obligation to redeem the senior notes under certain conditions.

Our indebtedness may further increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures, potential acquisitions or joint ventures and merger and integration costs associated with our pending merger.  Our increased level of indebtedness and the ultimate cost of such indebtedness could have a negative impact on our liquidity, cost of future debt financing and financial results.  Our credit ratings may also be adversely impacted as a result of the incurrence of additional indebtedness.  In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt,  and any alternative financing measures available may not be successful and may not permit us to meet our scheduled debt service obligations.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the first quarter of fiscal 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
June 29 – July 26	877	$37.01	-	11,655,197
Month #2
July 27 – August 23	2,407	37.44	-	11,655,197
Month #3
August 24 – September 27	4,605	38.01	-	11,655,197

Total	7,889	$37.73	-	11,655,197

(1)	The total number of shares purchased includes 877, 2,407 and 4,605 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

Date: November 3, 2014

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: November 3, 2014

	By	/s/ JOEL T. GRADE
Joel T. Grade
Senior Vice President-Finance and
Chief Accounting Officer

Date: November 3, 2014

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

Sixteenth Supplemental Indenture, including form of Note, dated as of October 2, 2014 among Sysco, the Guarantors and the Trustee relating to the 2017 Notes, incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 2, 2014 (File No. 1-6544).

4.2	—

Seventeenth Supplemental Indenture, including form of Note, dated as of October 2, 2014 among Sysco, the Guarantors and the Trustee relating to the 2019 Notes, incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 2, 2014 (File No. 1-6544).

4.3	—

Eighteenth Supplemental Indenture, including form of Note, dated as of October 2, 2014 among Sysco, the Guarantors and the Trustee relating to the 2021 Notes, incorporated by reference to Exhibit 4.5 to Form 8-K filed on October 2, 2014 (File No. 1-6544).

4.4	—

Nineteenth Supplemental Indenture, including form of Note, dated as of October 2, 2014 among Sysco, the Guarantors and the Trustee relating to the 2024 Notes, incorporated by reference to Exhibit 4.7 to Form 8-K filed on October 2, 2014 (File No. 1-6544).

4.5	—

Twentieth Supplemental Indenture, including form of Note, dated as of October 2, 2014 among Sysco, the Guarantors and the Trustee relating to the 2034 Notes, incorporated by reference to Exhibit 4.9 to Form 8-K filed on October 2, 2014 (File No. 1-6544).

4.6	—

Twenty-First Supplemental Indenture, including form of Note, dated as of October 2, 2014 among Sysco, the Guarantors and the Trustee relating to the 2044 Notes, incorporated by reference to Exhibit 4.11 to Form 8-K filed on October 2, 2014 (File No. 1-6544).

10.1#,†	—	Form of Fiscal 2015 Incentive Program For Corporate SBO Positions (including Named Executive Officers) under the 2009 Management Incentive Plan.

10.2	—

Underwriting Agreement dated September 23, 2014, among Sysco Corporation, the Guarantors listed on Schedule I thereto, and Goldman, Sachs & Co., J.P. Morgan Securities LLC, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters listed on Schedule II thereto, incorporated by reference to Exhibit 1.1 to Form 8-K filed on September 29, 2014 (File No. 1-6544).

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Report from Ernst & Young LLP dated November 3, 2014, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 filed with the SEC on  November 3, 2014, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of September 27, 2014, June 28, 2014 and September 28, 2013, (ii) Consolidated Results of Operations for the thirteen week periods ended September 27, 2014 and September 28, 2013, (iii) Consolidated Statements of Comprehensive Income for the thirteen week periods ended September 27, 2014 and September 28, 2013, (iv) Consolidated Cash Flows for the thirteen week periods ended September 27, 2014 and September 28, 2013, and (v) the Notes to Consolidated Financial Statements.

___________

† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

# Filed herewith

* Furnished herewith