Form 10-Q
period 2014-12-27
SYSCO CORP
filed 2015-02-03
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

Yes ☐     No ☑

592,342,741 shares of common stock were outstanding as of January 24, 2015.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Dec. 27, 2014	Jun. 28, 2014	Dec. 28, 2013
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,907,677	$413,046	$449,863
Accounts and notes receivable, less allowances of $68,427, $49,902, and $69,078	3,529,997	3,398,713	3,289,930
Inventories	2,791,813	2,602,018	2,506,581
Deferred income taxes	140,456	141,225	139,482
Prepaid expenses and other current assets	76,682	83,745	73,272
Prepaid income taxes	10,279	43,225	80,115
Total current assets	11,456,904	6,681,972	6,539,243
Plant and equipment at cost, less depreciation	4,002,932	3,985,618	3,967,176
Other assets
Goodwill	1,966,547	1,950,672	1,915,922
Intangibles, less amortization	168,446	177,227	191,568
Restricted cash	165,465	145,412	157,841
Other assets	210,176	227,049	259,662
Total other assets	2,510,634	2,500,360	2,524,993
Total assets	$17,970,470	$13,167,950	$13,031,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$76,876	$70,975	$57,733
Accounts payable	2,797,947	2,831,028	2,443,704
Accrued expenses	1,100,239	1,160,850	931,150
Accrued income taxes	-	-	204,157
Current maturities of long-term debt	311,347	304,777
Total current liabilities	4,286,409	4,367,630	3,636,744
Other liabilities
Long-term debt	7,248,457	2,384,167	2,944,083
Deferred income taxes	117,353	121,580	249,301
Other long-term liabilities	940,349	1,027,878	897,494
Total other liabilities	8,306,159	3,533,625	4,090,878
Commitments and contingencies
Noncontrolling interest	34,942	-	-
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,181,918	1,139,218	1,105,382
Retained earnings	8,858,831	8,770,751	8,676,012
Accumulated other comprehensive loss	(828,656)	(642,663)	(446,417)
Treasury stock at cost, 174,109,675, 179,050,186 and 180,889,626 shares	(4,634,308)	(4,765,786)	(4,796,362)
Total shareholders' equity	5,342,960	5,266,695	5,303,790
Total liabilities and shareholders' equity	$17,970,470	$13,167,950	$13,031,412

Note: The June 28, 2014 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013

Sales	$12,087,074	$11,237,969	$24,532,155	$22,952,236
Cost of sales	10,001,937	9,273,018	20,258,301	18,921,798
Gross profit	2,085,137	1,964,951	4,273,854	4,030,438
Operating expenses	1,769,691	1,613,174	3,492,795	3,200,463
Operating income	315,446	351,777	781,059	829,975
Interest expense	77,042	29,784	107,976	60,312
Other expense (income), net	2,207	(4,211)	19	(8,745)
Earnings before income taxes	236,197	326,204	673,064	778,408
Income taxes	78,218	115,369	236,272	281,983
Net earnings	$157,979	$210,835	$436,792	$496,425

Net earnings:
Basic earnings per share	$0.27	$0.36	$0.74	$0.85
Diluted earnings per share	0.27	0.36	0.73	0.84

Average shares outstanding	590,723,351	584,253,842	589,499,802	585,761,409
Diluted shares outstanding	595,911,680	587,926,287	594,610,315	589,516,342

Dividends declared per common share	$0.30	$0.29	$0.59	$0.57

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013

Net earnings	$157,979	$210,835	$436,792	$496,425

Other comprehensive (loss) income:
Foreign currency translation adjustment	(91,853)	(38,947)	(163,107)	(8,140)
Items presented net of tax:
Amortization of cash flow hedges	1,639	96	1,765	192
Change in fair value of cash flow hedges	-	-	(34,111)	-
Amortization of prior service cost	1,737	1,743	3,474	3,485
Amortization of actuarial loss (gain), net	2,993	2,492	5,986	4,983
Total other comprehensive (loss) income	(85,484)	(34,616)	(185,993)	520

Comprehensive income	$72,495	$176,219	$250,799	$496,945

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	26-Week Period Ended
	Dec. 27, 2014	Dec. 28, 2013
Cash flows from operating activities:
Net earnings	$436,792	$496,425
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	44,460	43,906
Depreciation and amortization	294,799	271,147
Deferred income taxes	6,804	(27,126)
Provision for losses on receivables	9,414	12,704
Other non-cash items	(2,359)	1,729
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(181,877)	(113,716)
(Increase) in inventories	(214,111)	(110,043)
Decrease (increase) in prepaid expenses and other current assets	6,537	(14,088)
(Decrease) increase in accounts payable	(7,450)	8,529
Increase (decrease) in accrued expenses	78,438	(46,978)
Increase (decrease) in accrued income taxes	40,220	(59,172)
Decrease (increase) in other assets	16,072	(7,161)
(Decrease) increase in other long-term liabilities	(67,438)	6,228
Excess tax benefits from share-based compensation arrangements	(7,863)	(4,220)
Net cash provided by operating activities	452,438	458,164

Cash flows from investing activities:
Additions to plant and equipment	(298,068)	(270,432)
Proceeds from sales of plant and equipment	2,130	23,480
Acquisition of businesses, net of cash acquired	(29,177)	(22,461)
(Increase) in restricted cash	(20,053)	(12,513)
Net cash used for investing activities	(345,168)	(281,926)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	(129,999)	304,471
Other debt borrowings	5,008,502	14,731
Other debt repayments	(21,618)	(13,056)
Debt issuance costs	(30,980)	(15,262)
Cash paid for settlement of cash flow hedge	(188,840)	-
Proceeds from common stock reissued from treasury for share-based compensation awards	122,492	160,422
Treasury stock purchases	-	(266,638)
Dividends paid	(340,654)	(328,279)
Excess tax benefits from share-based compensation arrangements	7,863	4,220
Net cash provided by (used for) financing activities	4,426,766	(139,391)

Effect of exchange rates on cash and cash equivalents	(39,405)	731

Net increase in cash and cash equivalents	4,494,631	37,578
Cash and cash equivalents at beginning of period	413,046	412,285
Cash and cash equivalents at end of period	$4,907,677	$449,863

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$73,756	$63,185
Income taxes	189,538	368,596

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 28, 2014 consolidated balance sheet which was derived from the audited consolidated financial statements included in the company's fiscal 2014 Annual Report on Form 10-K.  The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows.  In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

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

2.  CHANGES IN ACCOUNTING

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued Accounting Standards update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This update amends Accounting Standards Codification (ASC) 740, Income Taxes, to require that, in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, when such items exist in the same taxing jurisdiction.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which was fiscal 2015 for Sysco.  This update did not have a material impact on the company’s financial statements.

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

4.  ACQUISITIONS

During the first 26 weeks of fiscal 2015, in the aggregate, the company paid cash of $29.2 million for acquisitions made during fiscal 2015. Acquisitions in the first 26 weeks of fiscal 2015 were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years only in the event that certain operating results are attained.  As of December 27, 2014, aggregate contingent consideration amounts outstanding relating to completed acquisitions were $51.6 million, of which $45.4 million was recorded as earnout liabilities as of December 27, 2014.

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

As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of December 27, 2014, the merger consideration is estimated as follows:  approximately $4.0 billion for the equity of US Foods, comprised of $3.5 billion of Sysco common stock, valued using the seven day average through January 23, 2015 and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.8 billion as of September 27, 2014, bringing the total enterprise value to $8.8 billion as of December 27, 2014.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.

After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13% of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  This merger is currently pending a regulatory review process by the Federal Trade Commission (FTC).  The company has signed a definitive agreement to divest 11 US Foods’ distribution centers to Performance Food Group contingent upon closing of the proposed merger with US Foods for an aggregate consideration of $850 million in cash.  In US Foods’ most recent fiscal year, these distribution centers generated $4.6 billion in annual revenue.  Sysco has worked with the FTC over the past 12 months to find a solution to the concerns raised by the FTC, and believes that this divestiture package solves those concerns.  At this time, the FTC has not agreed to this solution, so the company will now present its position, including this proposed remedy, to the five FTC commissioners and see to obtain their approval. Under certain conditions, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger were terminated.

At the time of the merger announcement, Sysco secured a fully committed bridge financing that could be used for funding a portion of the purchase price.  In contemplation of issuing long-term financing for this merger, in January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2 billion to reduce interest rate exposure on 10-year and 30-year debt that was anticipated to be issued.  In October 2014, Sysco obtained long-term financing for this merger by completing a six-part senior notes offering totaling $5 billion.  At the same time, (i) the bridge financing was terminated; and (ii) the forward starting interest rate swaps were terminated and cash settlement of these swaps was made.  Concurrent with the issuance of the new senior notes, Sysco entered into new interest rate swap agreements that effectively converted two series of the senior notes totaling $1.25 billion to floating rate debt.  These swaps were designated as fair value hedges.  Detailed discussion of these transactions is located in Note 6, Derivative Financial Instruments, and Note 7, Debt.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of December 27, 2014,  June 28, 2014 and December 28, 2013:

	Assets and Liabilities Measured at Fair Value as of Dec. 27, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$4,655,434	$21,841	$-	$4,677,275
Restricted cash	165,465	-	-	165,465
Other assets
Interest rate swap agreement	-	4,802	-	4,802
Total assets at fair value	$4,820,899	$26,643	$-	$4,847,542

Liabilities:
Long-term debt	$-	$1,752,118	$-	$1,752,118
Other long-term liabilities
Interest rate swap agreements	-	152	-	152
Total liabilities at fair value	$-	$1,752,270	$-	$1,752,270

	Assets and Liabilities Measured at Fair Value as of Jun. 28, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$2,770	$131,966	$-	$134,736
Restricted cash	145,412	-	-	145,412
Other assets
Interest rate swap agreement	-	4,828	-	4,828
Total assets at fair value	$148,182	$136,794	$-	$284,976

Liabilities:
Accrued expenses
Interest rate swap agreement	$-	$133,466	$-	$133,466
Total liabilities at fair value	$-	$133,466	$-	$133,466

	Assets Measured at Fair Value as of Dec. 28, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$144,400	$125,665	$-	$270,065
Prepaid expenses and other current assets
Interest rate swap agreement	-	945	-	945
Restricted cash	157,841	-	-	157,841
Other assets
Interest rate swap agreement	-	1,248	-	1,248
Total assets at fair value	$302,241	$127,858	$-	$430,099

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $8.1  billion, $3.0 billion and $3.4 billion as of December 27, 2014,  June 28, 2014 and December 28, 2013, respectively.  The carrying value of total debt was $7.6  billion, $2.8 billion and $3.2 billion as of December 27, 2014,  June 28, 2014 and December 28, 2013, respectively.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position.  The company does not use derivative financial instruments for trading or speculative purposes.

In fiscal 2014, the company entered into an interest rate swap agreement that effectively converted $500 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.  In fiscal 2015, the company entered into new interest rate swap agreements that effectively converted $500 million of the new senior notes maturing in fiscal 2018 and $750 million of the new senior notes maturing in fiscal 2020 to floating rate debt.  See Note 7, Debt, for further discussion of the senior notes issuance.  These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

In January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2 billion  in contemplation of securing long-term financing for the US Foods merger.  The company designated these derivatives as cash flow hedges to reduce interest rate exposure on forecasted 10-year and 30-year debt.  In September 2014, in conjunction with the pricing of the $1.25 billion senior notes maturing in fiscal 2025 and the $1 billion senior notes maturing in fiscal 2045, the company terminated these swaps, locking in the effective yields on the related debt.  Cash of $58.9 million was paid to settle the 10-year swap in September 2014, and cash of $129.9 million was paid to settle the 30-year swap in October 2014.  The cash payments are located within the line Cash paid for settlement of cash flow hedge within financing activities in the statement of consolidated cash flows.  The cumulative losses recorded in Accumulated other comprehensive (loss) income related to these swaps will be amortized through interest expense over the term of the issued debt.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 27, 2014, June 28, 2014 and December 28, 2013 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap agreements:
Dec. 27, 2014	Other assets	$4,802	Other liabilities	$152
Jun. 28, 2014	Other assets	4,828	Accrued expenses	133,466
Dec. 28, 2013	Prepaid expenses and other current assets	945	N/A	N/A
Dec. 28, 2013	Other assets	1,248	N/A	N/A

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended December 27, 2014 and December 28, 2013 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Comprehensive Income	Amount of (Gain) or Loss Recognized in Comprehensive Income
		13-Week Period Ended
		Dec. 27, 2014	Dec. 28, 2013
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(6,401)	$(4,075)

Cash Flow Hedge Relationships:
Interest rate contracts	Interest income	(2,660)	156

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 26-week periods ended December 27, 2014 and December 28, 2013 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Comprehensive Income	Amount of (Gain) or Loss Recognized in Comprehensive Income
		26-Week Period Ended
		Dec. 27, 2014	Dec. 28, 2013
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(9,670)	$(7,250)

Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	55,374	-
Interest rate contracts	Interest expense	(2,865)	312

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rates.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the second quarter of fiscal 2015 and 2014 and the 26-week periods ended December 27, 2014 and December 28, 2013.  The interest rate swaps do not contain credit-risk-related contingent features.

7.  DEBT

As of December 27, 2014, Sysco had an uncommitted bank line of credit, which provided for unsecured borrowings for working capital of up to $20 million.  There were no borrowings outstanding under this line of credit as of December 27, 2014.

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.  The facility in the amount of $1.5 billion expires December 29, 2018, but is subject to extension.  As of December 27, 2014, there were no commercial paper issuances outstanding.  In periods where Sysco has commercial paper borrowings, the amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility described above.

During the first 26 weeks of 2015, aggregate commercial paper issuances and short-term bank borrowings ranged from zero million to approximately $728.0 million.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility in the amount of €100 million (Euro), which provides for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 23, 2015, but is subject to extension.  Outstanding borrowings under this facility were €62.0 million (Euro) as of December 27, 2014, reflected in Notes payable on the consolidated balance sheet.

In October 2014, Sysco issued senior notes and terminated a previously outstanding unsecured bridge facility that was established as a potential financing mechanism for funding the US Foods merger until longer-term funding could be obtained.  The senior notes, issued under the company’s February 2012 registration statement, are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  In addition, if the merger has not closed by October 8, 2015, or if the merger agreement is terminated on or prior to October 8, 2015, Sysco must redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  The notes are fully and unconditionally guaranteed initially by the wholly-owned U.S. Broadline subsidiaries that guarantee Sysco’s other senior notes.  Proceeds from the notes were used to pay the settlement of cash flow hedges that Sysco also entered into in contemplation of this debt issuance and to repay commercial paper outstanding.  Proceeds from the notes will be used to pay the cash portion of the consideration for the proposed merger, to refinance certain indebtedness of US Foods and to pay expected future direct transaction costs related to the merger.  Details of the senior notes are below:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
October 2, 2017	$500	1.45%	99.962%
October 2, 2019	750	2.35	99.864
October 2, 2021	750	3.00	99.781
October 2, 2024	1,250	3.50	99.616
October 2, 2034	750	4.35	99.841
October 2, 2044	1,000	4.50	98.992

8.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

In the tables below, the caption “Pension Benefits” includes both the company-sponsored qualified pension plan and the Supplemental Executive Retirement Plan.  The components of net company-sponsored benefit cost for the second quarter of fiscal 2015 and fiscal 2014 are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013
	(In thousands)
Service cost	$2,815	$2,414	$134	$136
Interest cost	42,779	40,109	148	187
Expected return on plan assets	(57,156)	(48,199)	-	-
Amortization of prior service cost	2,777	2,786	42	42
Amortization of actuarial loss (gain)	4,968	4,082	(109)	(36)
Amortization of transition obligation	-	-	-	-
Net periodic benefit cost	$(3,817)	$1,192	$215	$329

	Pension Benefits		Other Postretirement Plans
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013
	(In thousands)
Service cost	$5,630	$4,828	$268	$272
Interest cost	85,558	80,218	296	374
Expected return on plan assets	(114,312)	(96,398)	-	-
Amortization of prior service cost	5,554	5,572	84	84
Recognized net actuarial loss (gain)	9,936	8,164	(218)	(72)
Net periodic benefit cost	$(7,634)	$2,384	$430	$658

Sysco’s contributions to its company-sponsored defined benefit plans were $62.3 million and $11.7 million during the first 26 weeks of fiscal 2015 and 2014, respectively.

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  There were no withdrawal liability provisions recorded in the first 26 weeks of fiscal 2015 and $1.5 million in the first 26 weeks of fiscal 2014.  As of December 27, 2014,  June 28, 2014, and December 28, 2013, Sysco had approximately zero, $1.4 million and $1.5 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the two plan years following the plan year in which we completely withdraw from that plan, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur in the applicable two-plan year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much  as $90.0 million as of December 27, 2014.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, the majority of which had a valuation date of December 31, 2013.  As the valuation date for most of these plans was December 31, 2013, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)

Numerator:
Net earnings	$157,979	$210,835	$436,792	$496,425

Denominator:
Weighted-average basic shares outstanding	590,723,351	584,253,842	589,499,802	585,761,409
Dilutive effect of share-based awards	5,188,329	3,672,445	5,110,513	3,754,933
Weighted-average diluted shares outstanding	595,911,680	587,926,287	594,610,315	589,516,342

Basic earnings per share:	$0.27	$0.36	$0.74	$0.85

Diluted earnings per share:	$0.27	$0.36	$0.73	$0.84

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,000,000 and 3,100,000 for the second quarter of fiscal 2015 and fiscal 2014, respectively.  The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,300,000 and 1,600,000 for the first 26 weeks of 2015 and 2014, respectively.

11.  COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $72.5  million and $176.2 million for the second quarter of fiscal 2015 and fiscal 2014, respectively. Comprehensive income was $250.8 million and $496.9 for the first 26 weeks of fiscal 2015 and fiscal 2014, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 27, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,819	$1,082	$1,737
Amortization of actuarial loss (gain), net	Operating expenses	4,859	1,866	2,993
Total reclassification adjustments		7,678	2,948	4,730

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(91,853)	-	(91,853)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,660	1,021	1,639
Total other comprehensive (loss) income		$(81,515)	$3,969	$(85,484)

		13-Week Period Ended Dec. 28, 2013
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,828	$1,085	$1,743
Amortization of actuarial loss (gain), net	Operating expenses	4,046	1,554	2,492
Total reclassification adjustments		6,874	2,639	4,235

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(38,947)	-	(38,947)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	156	60	96
Total other comprehensive (loss) income		$(31,917)	$2,699	$(34,616)

		26-Week Period Ended Dec. 27, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$5,638	$2,164	$3,474
Amortization of actuarial loss (gain), net	Operating expenses	9,718	3,732	5,986
Total reclassification adjustments		15,356	5,896	9,460

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(163,107)	-	(163,107)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,865	1,100	1,765
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(55,374)	(21,263)	(34,111)
Total other comprehensive (loss) income		$(200,260)	$(14,267)	$(185,993)

		26-Week Period Ended Dec. 28, 2013
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$5,656	$2,171	$3,485
Amortization of actuarial loss (gain), net	Operating expenses	8,092	3,109	4,983
Total reclassification adjustments		13,748	5,280	8,468

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(8,140)	-	(8,140)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	312	120	192
Total other comprehensive income (loss)		$5,920	$5,400	$520

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Dec. 27, 2014
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 28, 2014	$(685,957)	$134,452	$(91,158)	$(642,663)
Other comprehensive income before reclassification adjustments	-	(163,107)	-	(163,107)
Amortization of cash flow hedges	-	-	1,765	1,765
Change in fair value of cash flow hedges	-	-	(34,111)	(34,111)
Amortization of unrecognized prior service cost	3,474	-	-	3,474
Amortization of unrecognized net actuarial losses	5,986	-	-	5,986
Balance as of Dec. 27, 2014	$(676,497)	$(28,655)	$(123,504)	$(828,656)

	26-Week Period Ended Dec. 28, 2013
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 29, 2013	$(575,167)	$137,558	$(9,328)	$(446,937)
Other comprehensive income before reclassification adjustments	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	8,468	(8,140)	192	520
Balance as of Dec. 28, 2013	$(566,699)	$129,418	$(9,136)	$(446,417)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

In the first 26 weeks of fiscal 2015, options to purchase 4,497,954 shares were granted to employees.  The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model.  The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2015 was $5.78.

In the first 26 weeks of fiscal 2015, restricted stock units of 610,848 were granted to employees.  Based on the jurisdiction in which the employee resides, some of these restricted stock units were granted with forfeitable dividend equivalents.  The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant.  For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period.  The weighted average grant-date fair value per restricted stock unit granted during the first 26 weeks of fiscal 2015 was $38.67.

Employees' Stock Purchase Plan

Plan participants purchased  625,059  shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 26 weeks of fiscal 2015.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $5.65 during the first 26 weeks of fiscal 2015.  The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $44.5 million and $43.9  million for the first 26 weeks of fiscal 2015 and fiscal 2014, respectively.

As of December 27, 2014, there was $74.3 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.65 years.

13.  INCOME TAXES

Uncertain Tax Positions

As of December 27, 2014, the gross amount of unrecognized tax benefits was $49.1 million and the gross amount of liability for accrued interest related to unrecognized tax benefits was $37.9 million.  It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance.   Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rates

Sysco’s effective tax rates are reflective of the jurisdictions where the company has operations.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rate.

The effective tax rate for the second quarter of fiscal 2015 was 33.12%.  This tax rate was impacted by several items including reduced state taxes from legal restructuring, a $2.2 million tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and foreign earnings at lower tax rates. Partially offsetting these benefits was an increase in expense from increased tax contingencies. The effective tax rate for the second quarter of fiscal 2014 of 35.37% was favorably impacted by the recording of $4.3 million of net tax benefit related to various federal and state uncertain tax positions and $2.1 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.

The effective tax rate for the first 26 weeks of fiscal 2015 of 35.10% was favorably impacted by lower state taxes. The effective tax rate for the first 26 weeks of fiscal 2014 of 36.23% was favorably impacted by the recording of $3.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and $3.5 million of net tax benefit related to various federal and state uncertain tax positions.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013
Sales:	(In thousands)
Broadline	$9,833,124	$9,081,675	$20,056,227	$18,628,063
SYGMA	1,559,863	1,536,271	3,101,475	3,059,461
Other	785,611	695,617	1,550,093	1,407,499
Intersegment sales	(91,524)	(75,594)	(175,640)	(142,787)
Total	$12,087,074	$11,237,969	$24,532,155	$22,952,236

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013
Operating income:	(In thousands)
Broadline	$599,842	$561,726	$1,299,279	$1,216,433
SYGMA	7,804	10,212	12,954	18,555
Other	16,343	19,877	41,116	42,419
Total segments	623,989	591,815	1,353,349	1,277,407
Corporate expenses and adjustments	(308,543)	(240,038)	(572,290)	(447,432)
Total operating income	315,446	351,777	781,059	829,975
Interest expense	77,042	29,784	107,976	60,312
Other expense (income), net	2,207	(4,211)	19	(8,745)
Earnings before income taxes	$236,197	$326,204	$673,064	$778,408

	Dec. 27, 2014	Jun. 28, 2014	Dec. 28, 2013
Assets:	(In thousands)
Broadline	$8,267,515	$8,956,911	$8,546,007
SYGMA	520,862	513,587	512,516
Other	1,041,094	1,034,775	948,239
Total segments	9,829,471	10,505,273	10,006,762
Corporate	8,140,999	2,662,677	3,024,650
Total	$17,970,470	$13,167,950	$13,031,412

16.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees.  As of December 27, 2014, Sysco had a total of  $7.5 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees, including the six-part senior notes offering totaling $5 billion completed in October 2014.  See Note 7, Debt, for further discussion of the senior note issuance.

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

	Condensed Consolidating Balance Sheet
	Dec. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$4,779,586	$4,057,608	$2,619,710	$-	$11,456,904
Investment in subsidiaries	8,613,500	-	-	(8,613,500)	-
Plant and equipment, net	491,972	1,736,843	1,774,117	-	4,002,932
Other assets	365,432	520,178	1,625,024	-	2,510,634
Total assets	$14,250,490	$6,314,629	$6,018,851	$(8,613,500)	$17,970,470

Current liabilities	$849,341	$910,487	$2,526,581	$-	$4,286,409
Intercompany payables (receivables)	258,923	(759,128)	500,205	-	-
Long-term debt	7,167,391	17,550	63,516	-	7,248,457
Other liabilities	631,875	321,406	104,421	-	1,057,702
Noncontrolling interest	-	-	34,942	-	34,942
Shareholders’ equity	5,342,960	5,824,314	2,789,186	(8,613,500)	5,342,960
Total liabilities and shareholders’ equity	$14,250,490	$6,314,629	$6,018,851	$(8,613,500)	$17,970,470

	Condensed Consolidating Balance Sheet
	Jun. 28, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$254,766	$3,928,660	$2,498,546	$-	$6,681,972
Investment in subsidiaries	8,013,214	-	-	(8,013,214)	-
Plant and equipment, net	496,953	1,783,262	1,705,403	-	3,985,618
Other assets	344,045	524,468	1,631,847	-	2,500,360
Total assets	$9,108,978	$6,236,390	$5,835,796	$(8,013,214)	$13,167,950

Current liabilities	$793,240	$1,008,366	$2,566,024	$-	$4,367,630
Intercompany payables (receivables)	20,107	(239,539)	219,432	-	-
Long-term debt	2,348,558	14,094	21,515	-	2,384,167
Other liabilities	680,378	328,185	140,895	-	1,149,458
Shareholders’ equity	5,266,695	5,125,284	2,887,930	(8,013,214)	5,266,695
Total liabilities and shareholders’ equity	$9,108,978	$6,236,390	$5,835,796	$(8,013,214)	$13,167,950

	Condensed Consolidating Balance Sheet
	Dec. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$349,210	$3,895,244	$2,294,789	$-	$6,539,243
Investment in subsidiaries	9,237,693	-	-	(9,237,693)	-
Plant and equipment, net	517,988	1,817,141	1,632,047	-	3,967,176
Other assets	348,352	546,600	1,630,041	-	2,524,993
Total assets	$10,453,243	$6,258,985	$5,556,877	$(9,237,693)	$13,031,412

Current liabilities	$472,781	$956,898	$2,207,065	$-	$3,636,744
Intercompany payables (receivables)	1,119,448	(1,612,521)	493,073	-	-
Long-term debt	2,913,317	8,974	21,792	-	2,944,083
Other liabilities	643,907	356,621	146,267	-	1,146,795
Shareholders’ equity	5,303,790	6,549,013	2,688,680	(9,237,693)	5,303,790
Total liabilities and shareholders’ equity	$10,453,243	$6,258,985	$5,556,877	$(9,237,693)	$13,031,412

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$8,027,990	$4,407,159	$(348,075)	$12,087,074
Cost of sales	-	6,574,759	3,775,253	(348,075)	10,001,937
Gross profit	-	1,453,231	631,906	-	2,085,137
Operating expenses	256,612	913,137	599,942	-	1,769,691
Operating income (loss)	(256,612)	540,094	31,964	-	315,446
Interest expense (income)	94,229	(24,501)	7,314	-	77,042
Other expense (income), net	1,922	(365)	650	-	2,207
Earnings (losses) before income taxes	(352,763)	564,960	24,000	-	236,197
Income tax (benefit) provision	(121,267)	191,470	8,015	-	78,218
Equity in earnings of subsidiaries	389,475	-	-	(389,475)	-
Net earnings	157,979	373,490	15,985	(389,475)	157,979
Other comprehensive income (loss)	(85,484)	-	(91,853)	91,853	(85,484)
Comprehensive income	$72,495	$373,490	$(75,868)	$(297,622)	$72,495

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,364,410	$4,181,421	$(307,862)	$11,237,969
Cost of sales	-	6,001,215	3,579,665	(307,862)	9,273,018
Gross profit	-	1,363,195	601,756	-	1,964,951
Operating expenses	194,358	859,132	559,684	-	1,613,174
Operating income (loss)	(194,358)	504,063	42,072	-	351,777
Interest expense (income)	57,636	(25,981)	(1,871)	-	29,784
Other expense (income), net	(277)	(599)	(3,335)	-	(4,211)
Earnings (losses) before income taxes	(251,717)	530,643	47,278	-	326,204
Income tax (benefit) provision	(89,954)	188,400	16,923	-	115,369
Equity in earnings of subsidiaries	372,598	-	-	(372,598)	-
Net earnings	210,835	342,243	30,355	(372,598)	210,835
Other comprehensive income (loss)	(34,616)	-	(38,947)	38,947	(34,616)
Comprehensive income	$176,219	$342,243	$(8,592)	$(333,651)	$176,219

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$16,350,298	$8,871,628	$(689,771)	$24,532,155
Cost of sales	-	13,349,267	7,598,805	(689,771)	20,258,301
Gross profit	-	3,001,031	1,272,823	-	4,273,854
Operating expenses	447,509	1,845,332	1,199,954	-	3,492,795
Operating income (loss)	(447,509)	1,155,699	72,869	-	781,059
Interest expense (income)	144,395	(45,975)	9,556	-	107,976
Other expense (income), net	(480)	(764)	1,263	-	19
Earnings (losses) before income taxes	(591,424)	1,202,438	62,050	-	673,064
Income tax (benefit) provision	(207,611)	422,101	21,782	-	236,272
Equity in earnings of subsidiaries	820,605	-	-	(820,605)	-
Net earnings	436,792	780,337	40,268	(820,605)	436,792
Other comprehensive income (loss)	(185,993)	-	(163,107)	163,107	(185,993)
Comprehensive income	$250,799	$780,337	$(122,839)	$(657,498)	$250,799

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$15,110,423	$8,419,120	$(577,307)	$22,952,236
Cost of sales	-	12,270,081	7,229,024	(577,307)	18,921,798
Gross profit	-	2,840,342	1,190,096	-	4,030,438
Operating expenses	339,406	1,742,082	1,118,975	-	3,200,463
Operating income (loss)	(339,406)	1,098,260	71,121	-	829,975
Interest expense (income)	114,943	(49,418)	(5,213)	-	60,312
Other expense (income), net	(3,622)	(1,456)	(3,667)	-	(8,745)
Earnings (losses) before income taxes	(450,727)	1,149,134	80,001	-	778,408
Income tax (benefit) provision	(163,279)	416,282	28,980	-	281,983
Equity in earnings of subsidiaries	783,873	-	-	(783,873)	-
Net earnings	496,425	732,852	51,021	(783,873)	496,425
Other comprehensive income (loss)	520	-	(8,140)	8,140	520
Comprehensive income	$496,945	$732,852	$42,881	$(775,733)	$496,945

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(111,482)	$654,460	$(90,540)	$452,438
Investing activities	(59,843)	(62,747)	(222,578)	(345,168)
Financing activities	4,391,966	2,161	32,639	4,426,766
Effect of exchange rates on cash	-	-	(39,405)	(39,405)
Intercompany activity	324,639	(600,204)	275,565	-
Net increase (decrease) in cash and cash equivalents	4,545,280	(6,330)	(44,319)	4,494,631
Cash and cash equivalents at the beginning of period	158,957	27,772	226,317	413,046
Cash and cash equivalents at the end of period	$4,704,237	$21,442	$181,998	$4,907,677

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 28, 2013
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(264,033)	$655,981	$66,216	$458,164
Investing activities	(34,143)	(55,510)	(192,273)	(281,926)
Financing activities	(140,072)	(1,828)	2,509	(139,391)
Effect of exchange rates on cash	-	-	731	731
Intercompany activity	495,469	(603,994)	108,525	-
Net increase (decrease) in cash and cash equivalents	57,221	(5,351)	(14,292)	37,578
Cash and cash equivalents at the beginning of period	207,591	24,295	180,399	412,285
Cash and cash equivalents at the end of period	$264,812	$18,944	$166,107	$449,863

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

The discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from multiemployer pension withdrawal charges, severance charges, merger and integration costs associated with our pending US Foods, Inc. (US Foods) merger, facility closure charges, US Foods financing costs and a change in estimate of self-insurance specific to fiscal 2014, collectively defined as (Certain Items).  Our US Foods financing costs include the write off of unamortized debt issuance costs when our bridge acquisition facility was terminated upon the issuance of our senior notes in October 2014 and interest expense on those senior notes.  More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

Highlights

Sectors of the foodservice industry are demonstrating modest signs of gradual improvement.  Restaurant industry data recently reported positive traffic growth in the midscale and casual dining sectors, which is the first time traffic growth was reported since 2008.  The casual dining sector includes a significant number of independent restaurant customers, for whom we provide substantial value-added products and services.  Other industry growth is being driven largely by inflation in selling prices.  Our sales and gross profit growth to date in fiscal 2015, as compared to the similar periods of fiscal 2014, has improved partially due to inflation and case volume growth, but also as a result of our business transformation initiatives including category management.  Our operating expenses for the second quarter and first 26 weeks of fiscal 2015 increased partially from increased pay-related expenses and Certain Items, which primarily represent merger and integration planning expenses.  We will continue to focus on improving expense management during the remainder of fiscal 2015.

Comparisons of results from the second quarter of fiscal 2015 to the second quarter of fiscal 2014:

•	Sales increased 7.6%, or $0.8 billion, to $12.1 billion.
•	Operating income decreased 10.3%, or $36.3 million, to $315.4 million.
•	Adjusted operating income increased 3.1%, or $12.1 million, to $396.3 million.
•	Net earnings decreased 25.1%, or $52.9 million, to $158.0 million.
•	Adjusted net earnings increased 5.5%, or $12.8 million, to $244.6 million.
•

Basic earnings per share in the second quarter of fiscal 2015 were $0.27, a 25.0% decrease from the comparable prior year amount of $0.36 per share.  Diluted earnings per share in the second quarter of fiscal 2015 were $0.27, a 25.0% decrease from the comparable prior year amount of $0.36 per share.

•	Adjusted diluted earnings per share were $0.41 in the second quarter of fiscal 2015 as compared to $0.39 in the second quarter of fiscal 2014, representing an increase of 5.1%.

Comparisons of results from the first 26 weeks of fiscal 2015 to the first 26 weeks of fiscal 2014:

•	Sales increased 6.9%, or $1.6 billion, to $24.5 billion.
•	Operating income decreased 5.9%, or $48.9 million, to $781.1 million.
•	Adjusted operating income increased 4.7%, or $40.6 million, to $905.3 million.
•	Net earnings decreased 12.0%, or $60.0 million, to $436.8 million.

•	Adjusted net earnings increased 6.8%, or $35.0 million, to $553.6 million.
•

Basic earnings per share in the first 26 weeks of fiscal 2015 were $0.74, a 12.9% decrease from the comparable prior year amount of $0.85 per share.  Diluted earnings per share in the first 26 weeks of fiscal 2015 were $0.73, a 13.1% decrease from the comparable prior year amount of $0.84 per share.

•	Adjusted diluted earnings per share were $0.93 in the first 26 weeks of fiscal 2015 as compared to $0.88 in the first 26 weeks of fiscal 2014, representing an increase of 5.7%.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Trends

General economic conditions can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  Consumer confidence and employment metrics, such as unemployment rates, continue to show improvement. We are hopeful that lower fuel prices will further improve the outlook of consumers and lead to sustainable increased restaurant traffic and spend for our customer base.  While these developments are favorable, we expect consumers to continue to spend their disposable income in a disciplined manner, which will likely keep industry growth at modest levels.

Our gross margin performance can be influenced by multiple factors.  The modest level of growth in the foodservice market has created additional competitive pricing pressures, which is, in turn, negatively impacting gross profits.  Sales to our locally-managed customers, including independent restaurant customers, may not grow at the same rate as sales to our corporate-managed customers, which can cause gross margins to decline.  In our higher margin, locally-managed Broadline business, case volume growth remained relatively steady, and accelerated with our corporate-managed customers. Inflation can be a factor that contributes to gross margin pressure.  Fiscal 2015 inflation has occurred primarily in the meat and dairy categories for both the second quarter and the first 26 weeks.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers.  High food costs can be difficult to pass on to our customers, and inflation can reduce consumer spending in the food-away-from-home market.  As such, periods of high inflation may negatively impact our sales, gross profit, operating income and earnings.  Our category management initiative has helped us to manage the gross margin performance in response to several of these factors.

We have experienced higher operating expenses in fiscal 2015 as compared to fiscal 2014, primarily from increased payroll costs and integration planning and transaction costs in connection with the proposed merger with US Foods announced in the second quarter of fiscal 2014.  We anticipate incurring additional costs as we continue planning for integration of the two companies.  Our payroll costs have been influenced by higher management incentive accruals due to improved performance against our incentive targets, higher pay in our sales organization as a result of higher gross profits, increased delivery costs and companies acquired within the last 12 months.  Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses.  In addition, we have increased our marketing associate headcount in certain markets in order to invest in future sales growth.  The increase in our delivery pay-related expenses is partially due to a continued shortage of drivers.  Fuel expense has not produced any meaningful variance in fiscal 2015 to date because of our use of forward purchase commitments to lock in a portion of our projected fuel costs; however, if lower diesel prices continue at their current levels, we would expect some benefit in the last 26 weeks of fiscal 2015.   This modest projected benefit will likely be offset to some degree by lower fuel surcharges.

In October 2014, we secured long-term financing for our proposed merger with US Foods; therefore, interest expense will increase from the additional debt incurred in the amount of approximately $80 million over the remainder of fiscal 2015.  Interest incurred from the senior notes issued in connection with this financing prior to the closing of the merger is treated as a Certain Item.  The senior notes issued contain mandatory redemption features requiring that, if the merger has not closed by October 8, 2015 or if the merger agreement is terminated on or prior to October 8, 2015, we must redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  The incremental interest expense estimate provided above assumes these notes will not be redeemed during fiscal 2015.

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

The five components of our strategy discussed above are designed to drive sustainable profitable growth, increase asset optimization and free cash flow and increase operating margins.  Consistent with these three objectives, in the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  US Foods is a leading foodservice distributor in the U.S. that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers, including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following the completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas. See Note 4 “Acquisitions” for more information on the terms of the merger.

This merger is currently pending a regulatory review process by the Federal Trade Commission (FTC).  We have signed a definitive agreement to divest 11 US Foods’ distribution centers to Performance Food Group contingent upon the closing of the proposed merger with US Foods for an aggregate consideration of $850 million in cash.  In US Foods' most recent fiscal year, these distribution centers generated $4.6 billion in annual revenue. Sysco has worked with the FTC over the past 12 months to find a solution to the concerns raised by the FTC, and believes that this divestiture package solves those concerns.  At this time, the FTC has not agreed to this solution, so the company will now present its position, including this proposed remedy, to the five FTC commissioners and seek to obtain their approval.  Under certain conditions, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger agreement is terminated,  which would be recognized as an operating expense.  After divesting these facilities and with successful integration, we estimate we can achieve at least $600 million in annual operating synergies after four years.  Our current expectation is that operating synergies will begin to accumulate in year two following the close of the transaction.  We believe financial synergies from interest savings will total approximately $115 million annually and cash tax savings of acquired net operating losses totaling $150 million.  We expect to realize both of these financial synergies in the first year following the close of the transaction.  We believe our costs to integrate the two companies will result in incremental merger expenses approximating $700 million to $800 million over four years.  In addition, we expect incremental capital spend required to integrate will total approximately $300 million to $400 million over four years.  While the actual gross costs to integrate will be higher than the incremental costs, we expect to fund a portion of these costs from our current operating and capital expense run rates.  We expect the transaction to be accretive in the second year following the close of the transaction, excluding costs to integrate the company and deal-related amortization.

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

In the first quarter of fiscal 2015, we implemented a software version upgrade on our existing ERP modules and to our fully implemented 12 locations currently running our ERP system.  Our current focus is to roll out ERP financial modules that will enhance the scalability of our shared service center’s processes, including general ledger, accounts payable and accounts receivable, as well as components of our human resources module.  We believe this will allow future ERP conversions at our locations to be easier.

Benefits from our category management initiative meaningfully impacted the comparison of our gross margin to date in fiscal 2015, as compared to the corresponding periods in fiscal 2014.  We are working with our suppliers in a more strategic and effective manner that we believe provides a meaningful platform for growth and innovation for ourselves and our suppliers.  We expect that all categories that are in the scope of this initiative, representing $15 billion in annual spend, will be launched into the market by the end of this fiscal year.  The year-over-year impact of these benefits is expected to be relatively steady through the third quarter of fiscal 2015, but will be less impactful in the fourth quarter of fiscal 2015 as our more significant benefits began in the fourth quarter of fiscal 2014.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.7	82.5	82.5	82.4
Gross profit	17.3	17.5	17.5	17.6
Operating expenses	14.6	14.4	14.4	14.0
Operating income	2.7	3.1	3.1	3.6
Interest expense	0.6	0.2	0.4	0.2
Other expense (income), net	0.0	(0.0)	(0.0)	(0.0)
Earnings before income taxes	2.1	2.9	2.7	3.4
Income taxes	0.7	1.0	1.0	1.2
Net earnings	1.4%	1.9%	1.7%	2.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period	26-Week Period

Sales	7.6%	6.9%
Cost of sales	7.9	7.1
Gross profit	6.1	6.0
Operating expenses	9.7	9.1
Operating income	(10.3)	(5.9)
Interest expense	158.7	79.0
Other expense (income), net	(152.4) (1)	(100.2) (1)
Earnings before income taxes	(27.6)	(13.5)
Income taxes	(32.2)	(16.2)
Net earnings	(25.1)%	(12.0)%

Basic earnings per share	(25.0)%	(12.9)%
Diluted earnings per share	(25.0)	(13.1)

Average shares outstanding	1.1	0.6
Diluted shares outstanding	1.4	0.9

(1)

Other expense (income), net was expense of $2.2 million in the second quarter of fiscal 2015 and income of $4.2 million in the second quarter of fiscal 2014.

Other expense (income), net was income of $0.2 million in the first 26 weeks of fiscal 2015 and income of $8.7 million in the first 26 weeks of fiscal 2014.

Sales

Sales for the second quarter and first 26 weeks of fiscal 2015 were 7.6% and 6.9% higher than the second quarter and first 26 weeks of fiscal 2014, respectively.  Sales for both periods of fiscal 2015 increased as a result of product cost inflation and the resulting increase in selling prices, case volume growth, and sales from acquisitions that occurred within the last 12 months.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 6.0% during the second quarter of fiscal 2015 and 5.4% during the first 26 weeks of fiscal 2015, driven mainly by inflation in the meat and dairy categories.  Case volumes including acquisitions within the last 12 months improved 3.6% in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.  Case volumes excluding acquisitions within the last 12 months improved 3.3% in the first 26 weeks of fiscal 2015.  Our case volumes represent our results from our Broadline and SYGMA segments combined.  Case volume growth remained at a steady pace with our locally-

managed Broadline business and accelerated with our corporate-managed customers.  Sales from acquisitions within the last 12 months favorably impacted sales by 0.8% for the second quarter of fiscal 2015 and 0.7% for the first 26 weeks of fiscal 2015.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 0.9% in the second quarter of fiscal 2015 and 0.7% in the first 26 weeks of fiscal 2015.

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

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 27, 2014	13-Week Period Ended Dec. 28, 2013	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$2,085,137	$1,964,951	$120,186	6.1%
Operating expenses	1,769,691	1,613,174	156,517	9.7
Operating income	$315,446	$351,777	$(36,331)	(10.3)%

Gross profit	$2,085,137	$1,964,951	$120,186	6.1%
Adjusted operating expenses (Non-GAAP)	1,688,882	1,580,780	108,102	6.8
Adjusted operating income (Non-GAAP)	$396,255	$384,171	$12,084	3.1%

	26-Week Period Ended Dec. 27, 2014	26-Week Period Ended Dec. 28, 2013	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands)
Gross profit	$4,273,854	$4,030,438	$243,416	6.0%
Operating expenses	3,492,795	3,200,463	292,332	9.1
Operating income	$781,059	$829,975	$(48,916)	(5.9)%

Gross profit	$4,273,854	$4,030,438	$243,416	6.0%
Adjusted operating expenses (Non-GAAP)	3,368,551	3,165,748	202,803	6.4
Adjusted operating income (Non-GAAP)	$905,303	$864,690	$40,613	4.7%

The decrease in operating income for both the second quarter and the first 26 week period of fiscal 2015 was impacted by an increase in pay-related expenses and an increase in operating expenses attributable to Certain Items, primarily merger and integration planning expenses.  Adjusted operating income for the second quarter and first 26 weeks of fiscal 2015 was greater than the second quarter and first 26 weeks of fiscal 2014, respectively, primarily from higher gross profits, partially offset by higher pay-related expenses.  More information on the rationale for the use of these measures and reconciliations can be found under “Non-GAAP Reconciliations.”

Gross profit dollars increased in the second quarter and first 26 weeks of fiscal 2015, as compared to the second quarter and first 26 weeks of fiscal 2014, primarily due to increased sales volumes and the effects of our category management initiative.  Gross margin, which is gross profit as a percentage of sales, was 17.25% in the second quarter of fiscal 2015, a decline of 24 basis points from the gross margin of 17.48% in the second quarter of fiscal 2014.  Gross margin was 17.42% in the first 26 weeks of fiscal 2015, a decline of 14 basis points from the gross margin of 17.56% in the first 26 weeks of fiscal 2014.  In our higher margin, locally-managed Broadline business, case volume growth remained relatively steady, and accelerated with our corporate-managed customers.  We believe our category management initiative and efforts to manage margin are helping offset gross margin pressure stemming from increased competition and product cost inflation.

Operating expenses for the second quarter and first 26 weeks of fiscal 2015 increased 9.7%, or $156.5 million, and 9.1%, or $292.3 million, over the second quarter and first 26 weeks of fiscal 2014, respectively.  Adjusted operating expenses for the second quarter of fiscal 2015 increased 6.8%, or $108.1 million, as compared to the second quarter of fiscal 2014. Adjusted operating expenses for the first 26 weeks of fiscal 2015 increased 6.4%, or $202.8 million, as compared to the first 26 weeks of fiscal 2014.The increase in operating expenses resulted from an increase in pay-related expenses and an increase in costs attributable to Certain Items, primarily merger and integration planning expenses.

Operating Expenses Impacting Adjusted Operating Income

Pay-related expenses represent a significant portion of our operating costs, and can increase due to volume growth, acquisitions and pay increases, among other factors.  These expenses increased by $115.4 million and $180.0 million in the second quarter and first 26 weeks of fiscal 2015 over the second quarter and first 26 weeks of fiscal 2014, respectively.  Factors contributing to the increase in the second quarter and the first 26 weeks of fiscal 2015 include increased expense related to management incentive accruals of $41.3 million and $53.9 million for the second quarter and first 26 weeks of fiscal 2015, respectively, higher pay in our sales organization as a result of higher gross profits, increased delivery costs and companies acquired within the last 12 months, which include our new, consolidated joint ventures, such as our 50% interest in a foodservice company in Costa Rica.  Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses.  In addition, we have increased our marketing associate headcount in certain markets in order to invest in future sales growth.  This is increasing our sales payroll costs to a lesser extent than it is impacting higher gross profits.  The increase in our delivery pay-related expenses is partially due to a continued shortage of drivers.  Our expense related to management incentive accruals will vary based on how the company’s performance compares to incentive targets.  Our expense has increased primarily from reductions in management incentive accruals that occurred in second quarter and first 26 weeks of fiscal 2014 that did not recur in the comparable periods of fiscal 2015.  Fiscal 2014’s performance was not tracking as favorably with management incentive targets, and therefore, less expense was required.

Our fuel expense for the second quarter and first 26 weeks of fiscal 2015 has been comparable to the expense incurred in the second quarter and first 26 weeks of fiscal 2014.  Diesel prices have declined 20% since the beginning of the fiscal year; however, we routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements and, therefore, a portion of our fuel costs are at prices locked into during an earlier period.  This has the impact of smoothing price changes of diesel over time.  As of December 27, 2014, we had forward diesel fuel commitments totaling 60% of our estimated fuel needs for the remainder of fiscal 2015; the remainder of our fuel needs will be purchased at market rates.  If diesel prices continue at their current price levels and our fuel consumption does not significantly change, we could expect approximately a $15 million decline in our fuel expense over the last 26 weeks of fiscal 2015 as compared to the corresponding period of fiscal 2014.  This modest projected benefit will likely be offset to some degree by lower fuel surcharges.

Cost per case is an important metric management uses to measure our expense performance.  This metric is calculated by dividing the total operating expense of our North American Broadline companies by the number of cases sold.  Adjusted cost per case is calculated similarly; however, the operating expense component excludes severance charges.  See “Non-GAAP Reconciliations and Adjusted Cost per Case” discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 28, 2014, for further information on our cost per case definitions.  We seek to grow our sales and either minimize or reduce our costs on a per case basis.  Our cost per case was an increase of $0.08 per case in the second quarter of fiscal 2015 and an increase of $0.10 per case in the first 26 weeks of fiscal 2015, as compared to the corresponding periods of fiscal 2014.  Adjustments to operating expenses were not large enough in either period to produce a different result on an adjusted cost per case basis.  The increase in cost per case is primarily due to pay-related expenses as noted above.  We believe that we have opportunities to better manage our operating expenses over the remainder of the year and expect our cost will moderate in the last 26 weeks of fiscal 2015.  We anticipate that our cost per case will increase approximately $0.05 to $0.10 cents for fiscal 2015 as compared to fiscal 2014.

Certain Items within Operating Expenses

Sysco’s operating expenses are impacted by Certain Items, which are expenses that can be difficult to predict, can be unanticipated or do not represent core operating expenses.  More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”   Certain Items for the second quarter and first 26 weeks of fiscal 2015 relate primarily to integration planning and transaction costs incurred in connection with the proposed merger with US Foods.  These costs totaled $78.0 million and $118.5 million in the second quarter and first 26 weeks of fiscal 2015, respectively, and primarily represent professional fees to assist us with managing merger integration planning, legal costs and business technology projects.  We anticipate incurring additional costs as we continue planning for integration of the two companies; however, costs specific to integration planning peaked during the second quarter, and costs for these efforts should decline.

Certain Items for the second quarter and first 26 weeks of fiscal 2014 primarily consisted of a charge related to our self-insurance program that covers portions of workers’ compensation, general and vehicle liability and property insurance costs.  The amounts in excess of the self-insured levels are fully insured by third party insurers.  Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.  In the second quarter of fiscal 2014, based on the historical trends of increased costs primarily attributable to our workers’ compensation claims, we increased our estimates of our self-insurance reserve to a higher point in an estimated range of liability as opposed to our past position at the lower end of the range. This resulted in a charge of $23.8 million in the second quarter of fiscal 2014.

 Net Earnings

Net earnings decreased 25.1% in the second quarter and 12.0% in the first 26 weeks of fiscal 2015 from the comparable periods of the prior year due primarily to the changes in operating income discussed above and from increased interest expense of $52.5 million for the second quarter and $55.8 million for the first 26 weeks of fiscal 2015, which related to the financing of our proposed merger with US Foods.  These amounts include the write off of unamortized debt issuance costs when our bridge acquisition facility was terminated upon the issuance of our senior notes in October 2014 and interest expense on those senior notes.  These will be considered Certain Items until the merger closes.  Adjusted interest expense decreased $4.8 million and $8.1 million, respectively, excluding the impact of these Certain Items.  Items impacting our income taxes from effective tax rates are discussed in Note 13, “Income Taxes.”  Adjusted net earnings increased 5.5% and 6.8% during the same periods primarily from sales and gross profit growth.

Earnings Per Share

Basic earnings per share in the second quarter of fiscal 2015 were $0.27, a 25.0% decrease from the comparable prior period amount of $0.36 per share.  Diluted earnings per share in the second quarter of fiscal 2015 were $0.27, a 13.1% decrease from the comparable prior period amount of $0.36 per share.  Adjusted diluted earnings per share in the second quarter of fiscal 2015 were $0.41, a 5.1% increase over the comparable prior period amount of $0.39 per share.  These results were primarily from the factors discussed above related to net earnings.

Basic earnings per share in the first 26 weeks of fiscal 2015 were $0.74, a 12.9% decrease from the comparable prior period amount of $0.85 per share.  Diluted earnings per share in the first 26 weeks of fiscal 2015 were $0.73, a 13.1% decrease over the comparable prior period amount of $0.84 per share.  Adjusted diluted earnings per share in the first 26 weeks of fiscal 2015 were $0.93, a 5.7% increase over the comparable prior period amount of $0.88 per share.  These results were primarily from the factors discussed above related to net earnings.

As discussed below in “liquidity and capital resources - financing activities”, we have chosen not to repurchase any shares in fiscal 2015 to date due to the pending US Foods merger.  Our shares outstanding have increased primarily as a result of stock option exercises and restricted stock unit grants to employees.  We are uncertain as to when we may begin repurchasing shares; however if we bought no shares for the remainder of the year, our diluted shares outstanding estimate could exceed 597 million shares for fiscal 2015.  This estimate is dependent on our stock option exercise activity and does not include the impact of the 87 million shares to be issued in conjunction with the US Foods merger.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by multiemployer pension (MEPP) withdrawal charges,  severance charges, US Foods merger and integration planning costs, charges from facility closures, US Foods related financing costs and a change in estimate of self-insurance specific to fiscal 2014.  Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove the impact of these charges provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

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

Set forth below is a reconciliation of actual operating expenses, operating income, interest expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Dec. 27, 2014	13-Week Period Ended Dec. 28, 2013	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,769,691	$1,613,174	$156,517	9.7%
Impact of MEPP charge	-	(1,451)	1,451	(100.0)
Impact of severance charges	(1,738)	(2,014)	276	(13.7)
Impact of US Foods merger and integration planning costs	(78,019)	(4,352)	(73,667)	1,692.7
Impact of change in estimate of self insurance	-	(23,841)	23,841	(100.0)
Impact of facility closure charges	(1,052)	(736)	(316)	42.9
Adjusted operating expenses (Non-GAAP)	$1,688,882	$1,580,780	$108,102	6.8%

Operating income (GAAP)	$315,446	$351,777	$(36,331)	(10.3)%
Impact of MEPP charge	-	1,451	(1,451)	(100.0)
Impact of severance charges	1,738	2,014	(276)	(13.7)
Impact of US Foods merger and integration planning costs	78,019	4,352	73,667	1,692.7
Impact of change in estimate of self insurance	-	23,841	(23,841)	(100.0)
Impact of facility closure charges	1,052	736	316	42.9
Adjusted operating income (Non-GAAP)	$396,255	$384,171	$12,084	3.1%

Interest expense (GAAP)	$77,042	$29,784	$47,258	158.7%
Impact of US Foods financing costs	(52,057)	-	(52,057)
Adjusted interest expense (Non-GAAP)	$24,985	$29,784	$(4,799)	(16.1)%

Net earnings (GAAP) (1)	$157,979	$210,835	$(52,856)	(25.1)%
Impact of MEPP charge	-	938	(938)	(100.0)
Impact of severance charges	1,133	1,302	(169)	(13.0)
Impact of US Foods merger and integration planning costs	50,876	2,813	48,063	1,708.6
Impact of change in estimate of self insurance	-	15,408	(15,408)	(100.0)
Impact of facility closure charges	686	476	210	44.1
Impact of US Foods financing costs	33,946	-	33,946
Adjusted net earnings (Non-GAAP) (1)	$244,620	$231,772	$12,848	5.5%

Diluted earnings per share (GAAP) (1)	$0.27	$0.36	$(0.09)	(25.0)%
Impact of MEPP charge	-	-	-
Impact of severance charges	-	-	-
Impact of US Foods merger and integration planning costs	0.09	-	0.09
Impact of change in estimate of self insurance	-	0.03	(0.03)	(100.0)
Impact of facility closure charges	-	-	-
Impact of US Foods financing costs	0.06	-	0.06
Adjusted diluted earnings per share (Non-GAAP) (1)	$0.41	$0.39	$0.02	5.1%

Diluted shares outstanding	595,911,680	587,926,287

(1)

The net earnings and diluted earnings per share impacts are shown net of tax.  The aggregate tax impact of adjustments for Certain Items was $46.2 million and $11.5 million for the second quarter of fiscal 2015 and the second quarter of fiscal 2014, respectively.  Amounts are calculated by multiplying the operating income impact of each item by the respective year’s effective tax rate.

	26-Week Period Ended Dec. 27, 2014	26-Week Period Ended Dec. 28, 2013	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$3,492,795	$3,200,463	$292,332	9.1%
Impact of MEPP charge	-	(1,451)	1,451	(100.0)
Impact of severance charges	(3,542)	(3,596)	54	(1.5)
Impact of US Foods merger and integration planning costs	(118,499)	(4,352)	(114,147)	2,622.9
Impact of change in estimate of self insurance	-	(23,841)	23,841	(100.0)
Impact of facility closure charges	(2,203)	(1,475)	(728)	49.4
Adjusted operating expenses (Non-GAAP)	$3,368,551	$3,165,748	$202,803	6.4%

Operating Income (GAAP)	$781,059	$829,975	$(48,916)	(5.9)%
Impact of MEPP charge	-	1,451	(1,451)	(100.0)
Impact of severance charges	3,542	3,596	(54)	(1.5)
Impact of US Foods merger and integration planning costs	118,499	4,352	114,147	2,622.9
Impact of change in estimate of self insurance	-	23,841	(23,841)	(100.0)
Impact of facility closure charges	2,203	1,475	728	49.4
Adjusted operating income (Non-GAAP)	$905,303	$864,690	$40,613	4.7%

Interest expense (GAAP)	$107,976	$60,312	$47,664	79.0%
Impact of US Foods financing costs	(55,761)	-	(55,761)
Adjusted interest expense (Non-GAAP)	$52,215	$60,312	$(8,097)	(13.4)%

Net earnings (GAAP) (1)	$436,792	$496,425	$(59,633)	(12.0)%
Impact of MEPP charge	-	924	(924)	(100.0)
Impact of severance charges	2,299	2,292	7	0.3
Impact of US Foods merger and integration planning costs	76,901	2,775	74,126	2,671.2
Impact of change in estimate of self insurance	-	15,203	(15,203)	(100.0)
Impact of facility closure charges	1,430	941	489	52.0
Impact of US Foods financing costs	36,187	-	36,187
Adjusted net earnings (Non-GAAP) (1)	$553,609	$518,560	$35,049	6.8%

Diluted earnings per share (GAAP) (1)	$0.73	$0.84	$(0.11)	(13.1)%
Impact of MEPP charge	-	-	-
Impact of severance charges	-	-	-
Impact of US Foods merger and integration planning costs	0.13	-	0.13
Impact of change in estimate of self insurance	-	0.03	(0.03)	(100.0)
Impact of facility closure charges	-	-	-
Impact of US Foods financing costs	0.06	-	0.06
Adjusted diluted earnings per share (Non-GAAP) (1)	$0.93	$0.88	$0.05	5.7%

Diluted shares outstanding	594,610,315	589,516,342

(1)

The net earnings and diluted earnings per share impacts are shown net of tax.  The aggregate tax impact of adjustments for Certain Items was $63.2 million and $12.6 million for the first 26 weeks of fiscal 2015 and the first 26 weeks of fiscal 2014, respectively.  Amounts are calculated by multiplying the operating income impact of each item by the respective year’s effective tax rate.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 15, “Business Segment Information”:

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period		26-Week Period
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013
Broadline	6.1%	6.2%	6.5%	6.5%
SYGMA	0.5	0.7	0.4	0.6
Other	2.1	2.9	2.7	3.0

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 15, “Business Segment Information”:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	8.3%	6.8%	7.7%	6.8%
SYGMA	1.5	(23.6)	1.4	(30.2)
Other	12.9	(17.8)	10.1	(3.1)

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses and adjustments of $308.5 million and $572.3 in the second quarter and first 26 weeks of fiscal 2015, as compared to $240.0 million and $447.4 million in the second quarter and first 26 weeks of fiscal 2014, that is not charged to our segments.  This information should be read in conjunction with Note 15, “Business Segment Information”:

	Components of Segment Results
	13-Week Period Ended
	Dec. 27, 2014		Dec. 28, 2013
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.4%	96.1%	80.8%	94.9%
SYGMA	12.9	1.3	13.7	1.7
Other	6.5	2.6	6.2	3.4
Intersegment sales	(0.8)	-	(0.7)	-
Total	100.0%	100.0%	100.0%	100.0%

	Components of Segment Results
	26-Week Period Ended
	Dec. 27, 2014		Dec. 28, 2013
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.8%	96.0%	81.2%	95.2%
SYGMA	12.6	1.0	13.3	1.5
Other	6.3	3.0	6.1	3.3
Intersegment sales	(0.7)	-	(0.6)	-
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s U.S. and International Broadline segments located in the Bahamas, Canada, Costa Rica, Republic of Ireland and Northern Ireland.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first 26 weeks of fiscal 2015, the Broadline operating results represented approximately 81.8% of Sysco’s overall sales and 96.0% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

Sales

Sales were 8.3% higher in the second quarter and 7.7% greater in the first 26 weeks of fiscal 2014 than in the comparable period of the prior year.  Sales for the second quarter and first 26 weeks of fiscal 2015 increased as a result of product cost inflation and the resulting increase in selling prices, case volume growth and sales from acquisitions that occurred within the last 12 months.  Case volume growth remained at a steady pace with our locally-managed Broadline business and accelerated with our corporate-managed customers.  Sales from acquisitions within the last 12 months favorably impacted sales by 0.6% and 0.5% in the second quarter and first 26 weeks of fiscal 2015, respectively.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 6.3% and 5.7% during the second quarter and first 26 weeks of fiscal 2015, respectively, driven mainly by inflation in the meat and dairy categories.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.3% and 0.9% in the second quarter and first 26 weeks of fiscal 2015 respectively.

Operating Income

Operating income increased by 6.8% in both the second quarter and first 26 weeks of fiscal 2015, respectively, over the second quarter and first 26 weeks of fiscal 2014 primarily due to higher gross profits, partially offset by higher pay-related expenses.

Gross profit dollars increased in the second quarter and first 26 weeks of fiscal 2015 as compared to the second quarter and first 26 weeks of fiscal 2014 primarily due to increased sales volumes and efforts from our category management initiative.  In our higher margin, locally-managed business, case volume growth remained relatively steady, and accelerated with our corporate-managed customers. We believe our category management initiative and efforts to manage margin are helping offset gross margin pressure stemming from increased competition in our slow-growth market and product cost inflation.

Operating expenses for the Broadline segment increased in the second quarter and first 26 weeks of fiscal 2015 as compared to the second quarter and first 26 weeks of fiscal 2014 primarily due to higher sales and delivery costs.  Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses.  In addition, we have increased our marketing associate headcount in certain markets in order to invest in future sales growth.  The increase in our delivery pay-related expenses is partially due to a continued shortage of drivers.  Lastly, operations acquired in the last 12 month have contributed to the increase an increase in pay-related expenses.  Our Broadline segment fuel expense has been comparable to the expense incurred in the second quarter and first 26 weeks of fiscal 2014.  If diesel prices continue at their current price levels and our fuel consumption does not significantly change, we could expect a decline in our fuel expense over the last 26 weeks of fiscal 2015 as compared to the corresponding period of fiscal 2014.  While a modest benefit is expected, it will likely be offset to some degree by lower fuel surcharges.

The operating expense increases noted above resulted in an increase in our expenses on a cost per case basis for our North American Broadline companies as compared to the second quarter and first 26 weeks of fiscal 2014.  We believe that we have opportunities to better manage our operating expenses over the remainder of the year and expect our cost will moderate in the last 26 weeks of fiscal 2015.  We anticipate that our cost per case will increase approximately $0.05 to $0.10 cents for fiscal 2015 as compared to fiscal 2014.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 1.5% and 1.4% greater in the second quarter and first 26 weeks of fiscal 2015, respectively, than in the second quarter and first 26 weeks of fiscal 2014.  The increase was primarily due to product cost inflation and the resulting increase in selling prices, case volume growth, partially offset by transferred business to our Broadline segment in conjunction with the closing of a SYGMA distribution facility.

Operating Income

Operating income decreased by 23.6%, or $2.4 million, and 30.2%, or $5.6 million, in the second quarter and first 26 weeks of fiscal 2015, respectively, from the second quarter and first 26 weeks of fiscal 2014.  Gross profit dollars increased 2.2%, while operating expenses increased 4.6% in the second quarter and first 26 weeks of fiscal 2015 over the second quarter and first 26 weeks of fiscal 2014.  Operating expenses increased in the second quarter and first 26 weeks of fiscal 2015 largely due to increased warehouse and delivery costs, including pay-related expenses partially due to shortages in labor for drivers.  In addition, SYGMA incurred costs of $1.2 million to close a distribution facility in the first 26 weeks of fiscal 2015.

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

Operating income decreased 17.8%, or $3.5 million, and 3.1%, or $1.3 million, in the second quarter and first 26 weeks of fiscal 2015, respectively, from the second quarter and first 26 weeks of fiscal 2014.  The decreases in operating income for both periods was largely due to modest unfavorable variances in certain specialty companies, partially offset by favorable performance from our specialty produce business.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 26 weeks of fiscal 2015 to the first 26 weeks of fiscal 2014:

•	Cash flows from operations were $452.4 million this year compared to $458.2 million last year.
•	Capital expenditures totaled $298.1 million this year compared to $270.4 million last year.
•	Free cash flow was $156.5 million this year compared to $211.2 million last year (see Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash used for acquisition of businesses was $29.2 million this year compared to $22.5 million last year.
•	Net bank repayments were $130.0 million this year compared to net bank borrowings of $304.5 million last year.
•	Proceeds from exercises of share-based compensation awards were $122.5 million this year compared to $160.4 million last year.
•	Treasury stock purchases were zero this year compared to $266.6 million last year.
•	Dividends paid were $340.7 million this year compared to $328.3 million last year.

In October 2014, we issued $5 billion in senior notes in connection with our long-term financing for the proposed US Foods merger transaction.

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

Terms of our contemplated merger with US Foods are described in Note 4 “Acquisitions.”  At the time of the merger announcement, we secured a fully committed bridge financing with the expectation of issuing longer-term financing prior to closing.  In October 2014, we issued a six-part senior notes offering totaling $5 billion as long-term financing for the proposed US Foods merger transaction, and the previously outstanding unsecured bridge facility was terminated.  Detailed discussion of these transactions is located in Note 7 “Debt.”

We continue to generate substantial cash flows from operations and remain in a strong financial position, however our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.   We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.  As of December 27, 2014, we had $4.9 billion in cash and cash equivalents, approximately 3% of which was held by our international subsidiaries generated from our earnings of international operations.  This percentage is lower because of our senior notes offering described above for which the proceeds have yet to be used to fund the US Foods merger.  Once these proceeds have been used for the merger, we would expect this percentage to return to a higher percentage.  As of June 28, 2014, 32% of our cash and cash equivalents were held by our international subsidiaries.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

We believe the following sources will be sufficient to meet our anticipated cash requirements for the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•	our cash flows from operations;

•	the availability of additional capital under our existing commercial paper programs, supported by our revolving credit facility, and bank line of credit;
•

our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission; and

•	cash on hand from the October 2014 senior notes offerings.

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

 Cash Flows

Operating Activities

We generated $452.4 million in cash flow from operations in the first 26 weeks of fiscal 2015, as compared to $458.2 million in the first 26 weeks of fiscal 2014.  This decrease of $5.7 million, or 1.2%, was largely attributable to unfavorable comparisons on working capital and the impact of timing for pension contributions, as well as the cash impact of Certain Items.  The cash impact of our Certain Items increased $96 million year-over-year.  Partially offsetting these unfavorable comparisons was a favorable comparison on incentive accruals and accrued interest.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a negative impact of $188.2 million on the period over period comparison of cash flow from operations.  Both periods were affected by increases in accounts receivable and inventory resulting from increases in sales, as well as a seasonal change in volume and customer mix.  The impact of increases in sales was greater in the first 26 weeks of fiscal 2015 due to inflation and case growth.  Both accounts receivable and inventory experienced turnover deterioration in both periods resulting primarily from the change in customer mix, but the year-over-year comparison related to turnover was favorable for accounts receivable and for inventory.   Due to normal seasonal patterns, sales to multi-unit customers and school districts represent a larger percentage of our sales at the end of each first 26 week period as compared to the end of each prior fiscal year, yielding an increase in the receivables outstanding and inventory for these customers.  Payment terms for these types of customers are traditionally longer than average.

Included in the change in other long-term liabilities was a negative comparison on pension expense and contributions for the first 26 weeks of fiscal 2015 to the first 26 weeks of fiscal 2014.  We made a $50 million contribution to our qualified pension plan (Retirement Plan) in the first 26 weeks of fiscal 2015, while there was no contribution to this plan in the first 26 weeks of fiscal 2014 due to its funding in the fourth quarter of fiscal 2013.  As a result, there is a timing difference related to the Retirement Plan contributions impacting the comparison of operating cash flows from the first 26 weeks of fiscal 2015 to the first 26 weeks of fiscal 2014.

 Included in the change in accrued expenses was a favorable comparison on incentive accruals of $95.6 million.  Both periods contained a reduction in incentive accruals resulting from payment of incentives related to the prior fiscal year; however, this reduction was less pronounced in the first 26 weeks of fiscal 2015.  We have also experienced an increase in accrued interest due to our $5 billion senior note offering that closed in October 2014.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2015 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment.

During the first 26 weeks of fiscal 2015, in the aggregate, we paid cash of $29.2 million for acquisitions made during fiscal 2015.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  We do not mean to imply that free cash flow is necessarily available for discretionary expenditures, however, as it may be necessary that we use it to make mandatory debt service or other payments.  As a result of increased capital expenditures, and reduced proceeds from sales of plant and equipment, free cash flow for the first 26 weeks of fiscal 2015 decreased 25.9%, or $54.7 million, to $156.5 million as compared to the first 26 weeks of fiscal 2014.   Our cash requirements for our Certain Items were $96 million greater in the first 26 weeks of fiscal 2015 than in the first 26 weeks of fiscal 2014.  Our increased capital expenditures resulted from the timing of investment in fleet and $16 million in capital spending related to merger integration.  These cash needs, together with our $50 million contribution to our Retirement Plan, contributed to the decline in free cash flow.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	26-Week Period Ended Dec. 27, 2014	26-Week Period Ended Dec. 28, 2013	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$452,438	$458,164	$(5,726)	(1.2)%
Additions to plant and equipment	(298,068)	(270,432)	(27,636)	(10.2)
Proceeds from sales of plant and equipment	2,130	23,480	(21,350)	(90.9)
Free Cash Flow (Non-GAAP)	$156,500	$211,212	$(54,712)	(25.9)%

Financing Activities

 Equity Transactions

Proceeds from exercises of share-based compensation awards were $122.5 million in the first 26 weeks of fiscal 2015, as compared to $160.4 million in the first 26 weeks of fiscal 2014.  The decrease in proceeds in the first 26 weeks of fiscal 2015 was due to a decrease in the number of options exercised in this period, as compared to the first 26 weeks of fiscal 2014.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

There were no shares repurchased during the first 26 weeks of fiscal 2015, as compared to 8,225,000 shares at a cost of $266.6 million in the first 26 weeks of fiscal 2014.  There were no additional shares repurchased through January 24, 2015, resulting in a remaining authorization by our Board of Directors to repurchase up to 11,655,197 shares, based on the trades made through that date.  Our historical approach to share repurchases is to buy enough shares to keep our average shares outstanding relatively constant over time.  We have chosen not to repurchase any shares in fiscal 2015 to date due to the pending US Foods merger and our shares outstanding have increased primarily as a result of stock option exercises and restricted stock unit grants to employees.  We are uncertain as to when we may begin repurchasing shares; however, it is possible that we may not be able to purchase enough shares in fiscal 2015 to keep our average shares outstanding relatively constant because of the pending merger.

Dividends paid in the first 26 weeks of fiscal 2015 were $340.7 million, or $0.59 per share, as compared to $328.3 million, or $0.57 per share, in the first 26 weeks of fiscal 2014.  In November 2014, we declared our regular quarterly dividend for the third quarter of fiscal 2015 of $0.30 per share, which was paid in January 2015.

Debt Activity and Borrowing Availability

Our debt activity and borrowing availability is described in Note 7, “Debt.”  Our outstanding borrowings at December 27, 2014, are disclosed within that note.  Updated amounts through January 24, 2015, include:

•	No amounts outstanding under our uncommitted bank line of credit;
•	€72.0 million (Euro) under the company’s Irish subsidiary, Pallas Foods, multicurrency revolving credit facility;
•	No amounts outstanding from our commercial paper program
•	No amounts outstanding from the credit facility supporting the company’s U.S. and Canadian commercial paper programs.

During the first 26 weeks of fiscal 2015 and 2014, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.27% and 0.16%, respectively.

Included in current maturities of long-term debt as of December 27, 2014, are the 0.55% senior notes totaling $300 million, which mature in June 2015.  It is our intention to fund the repayment of these notes at maturity through cash on hand, cash flow from operations, issuances of commercial paper and/or senior notes or a combination thereof.

As described in Note 7, “Debt,” in October 2014, Sysco issued senior notes totaling $5 billion as long-term financing for the proposed US Foods merger transaction and terminated a previously outstanding unsecured bridge facility that was established as a potential financing mechanism for funding the US Foods merger until longer-term funding was obtained.    Two forward starting swap agreements with notional amounts totaling $2 billion were terminated and settled.  Lastly, in conjunction with the new senior notes, we entered into interest rate swap agreements that effectively converted $500 million of the newly priced senior notes maturing in fiscal 2018 and $750 million of the newly priced senior notes maturing in fiscal 2020 to floating rate debt.   Since the merger with US Foods has not yet closed, our excess cash from the senior note offering is invested in U.S. Treasuries, government agency obligations and repurchase agreements.   The senior notes include a redemption provision that allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  In addition, if the merger has not closed by October 8, 2015, or if the merger agreement is terminated on or prior to October 8, 2015, Sysco must redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.

Other Considerations

Multiemployer Plans

Our exposure to multiemployer defined benefit plans is discussed in Note 9, “Multiemployer Employee Benefit Plans,” including our estimate of our share of withdrawal liability for these plans.  An update of this amount through January 24, 2015, based on the latest available information, is unchanged from the amount disclosed in Note 9.

Potential Contingencies Impacting Liquidity

Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Sysco has posted approximately $30 million in letters of credit, representing a partial payment of the audit assessments, in order to appeal the Canadian Revenue Authority assessments of transfer pricing adjustments relating to our cross border procurement activities through our former purchasing cooperative on our fiscal 2004 through fiscal 2009 years.  We are protesting these adjustments through appeals.  We could have to pay cash or post additional letters of credit of as much as $111.3 million, in order to appeal these assessments.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 28, 2014.  Other than as described in this Form 10-Q, there have been no material changes to our specified contractual obligations through December 27, 2014.

The following table sets forth, as of December 27, 2014, certain information concerning our obligations for long-term debt repayments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Recorded Contractual Obligations:
Long-term debt (1)	$7,467,088	$299,697	$477,326	$1,501,577	$5,188,488

Unrecorded Contractual Obligations:
Interest payments related to long-term debt	4,193,290	275,430	547,560	514,810	2,855,490

Total contractual cash obligations	$11,660,378	$575,127	$1,024,886	$2,016,387	$8,043,978

(1)

See Note 7, “Debt,” for a description of the senior notes issued in October 2014.  These senior notes include a redemption provision that allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  In addition, if the merger has not closed by October 8, 2015, or if the merger agreement is terminated on or prior to October 8, 2015, Sysco must redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings, and our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value;
•	Sysco’s belief regarding the impact of accounting standards updates;
•	expectations regarding interest expense and any future redemptions of notes;
•	expectations regarding our future contributions to certain multiemployer pension plans and expectations regarding any mass withdrawals from the plans;
•	our estimated share of withdrawal liability for certain multiemployer pension plans, and our belief that our current share of the withdrawal liability could materially differ from our estimate;
•	our plans and expectations related to the proposed merger with US Foods, estimates regarding merger consideration, and our expectations regarding regulatory review by the Federal Trade Commission;
•

our beliefs and expectations regarding the amount and timing of estimated annual operating and financial synergies to be obtained by Sysco, as the combined company, costs to integrate the two companies, incremental capital spend, sources of funds to cover these cash outlays, expectations regarding when the transaction will be accretive excluding costs to integrate the company and deal-related amortization;

•	the impact of ongoing legal proceedings and estimates of potential liability;
•	the impact of general economic conditions on our business and our industry;
•	statements regarding inflation and other economic trends;
•	expectations regarding our efforts to manage expenses;
•	the potential impact on our operating margins related to sales to our locally-managed customers as compared to sales to our corporate-managed customers;
•	our plans related to locally-managed sales and ongoing gross margin pressures;
•	expectations regarding costs we will incur in connection with the proposed merger, including costs related to pre-merger integration planning efforts;
•	expectations related to the strategies that we have identified to help us achieve our mission and vision;
•	our plans and expectations regarding the implementation, timing, costs and benefits of our Business Transformation Project;

•	expectations related to the deployment of the ERP system;
•	Sysco’s beliefs regarding capital spending and expenses related to the Business Transformation Project;
•	our plans related to and the expected benefits of our cost transformation initiatives;
•	our expectations regarding and the anticipated benefits of our category management initiative;
•	expectations regarding category launches in our category management initiative;
•	expectations related to cost per case for our Broadline companies;
•	expectations regarding operating income and sales for our business segments over the long-term;
•	expectations regarding the allocation of cash generated from operations;
•	the impact of acquisitions and sales of assets and businesses on our liquidity, borrowing capacity, leverage ratios and capital availability;
•	Sysco’s expectations regarding cash held by international subsidiaries;
•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;
•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;
•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;
•	Sysco’s expectations regarding cash flows from operations over the long-term, and the factors impacting such cash flows;
•	our expectations regarding free cash flow;
•	our expectations regarding use of proceeds from our senior notes offering;
•	our intentions regarding the funding of the repayment of notes at maturity;
•	expectations regarding tax expense and benefits;
•	expectations regarding potential future tax assessments and audits;
•	our strategy regarding share repurchases and shares outstanding;
•	Sysco’s belief regarding the source of funds to pay contributions to multiemployer pension plans, withdrawal liability and excise taxes;
•	expectations related to our forward diesel fuel commitments and the impact on our fuel expense; and
•	expectations regarding fuel prices and the related impact on consumers.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, and the risk factor discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014:

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 27, 2014.

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

Interest Rate Risk

At December 27, 2014,  there were no commercial paper issuances outstanding.  Total debt as of December 27, 2014 was $7.6 billion, of which approximately 76% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
October 2, 2017	$500	5.25%	Six-month LIBOR	Every six months in arrears	Other assets	$1,919

February 12, 2018	500	1.45	Three-month LIBOR	Every three months in advance	Other long-term liabilities	(152)

October 2, 2019	750	2.35	Three-month LIBOR	Every three months in advance	Other assets	2,883

In January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2 billion  in contemplation of securing long-term financing for the US Foods merger (discussed in Note 4, “Acquisitions”).  The company designated these derivatives as cash flow hedges to reduce interest rate exposure on forecasted 10-year and 30-year debt.  In September 2014, in conjunction with the pricing of the $1.25 billion senior notes maturing on October 2, 2024 and $1 billion senior notes maturing October 2, 2044, we terminated these swaps, locking in the effective yields on the related debt.  Cash of $58.9 million was paid to settle the 10-year swap in September 2014, and cash of $129.9 million was paid to settle the 30-year swap in October 2014.  As of September 27, 2014, a liability was recognized within the consolidated balance sheet within accrued expenses of $129.9 million relating to the forward starting swap that settled in October 2014.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During both the first 26 weeks of fiscal 2015 and fiscal 2014, fuel costs related to outbound deliveries represented approximately 0.6% and  0.7% of sales, respectively.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements.  As of December 27, 2014, we had forward diesel fuel commitments totaling approximately $128.7 million through October 2015.  These contracts will lock in the price of approximately  60% to 65% of our fuel purchase needs for the remainder of fiscal 2015 and lesser amounts during fiscal 2016.  Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of December 27, 2014, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended December 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 28, 2014 and our Quarterly Report on Form 10-Q for the quarter ended September 27, 2014.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the first quarter of fiscal 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
September 28 – October 25	888	$37.58	-	11,655,197
Month #2
October 26 – November 21	35,575	38.50	-	11,655,197
Month #3
November 22 – December 27	8,187	40.03	-	11,655,197

Total	44,650	$38.76	-	11,655,197

(1)	The total number of shares purchased includes 888, 35,575 and 8,187 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

Date: February 2, 2015

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: February 2, 2015

	By	/s/ JOEL T. GRADE
Joel T. Grade
Senior Vice President-Finance and
Chief Accounting Officer

Date: February 2, 2015

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

10.1#	—	Issuing and Paying Agent Agreement, dated as of October 31, 2014, between Sysco Corporation and U.S. Bank National Association.

10.2#	—	Amended and Restated Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as Issuer, and J.P. Morgan Securities LLC, as Dealer.

10.3#	—	Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Review Report from Ernst & Young LLP dated February 2, 2015, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2014 filed with the SEC on  February 3, 2015, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of December 27, 2014, June 28, 2014 and December 28, 2013, (ii) Consolidated Results of Operations for the thirteen and twenty six week periods ended December 27, 2014 and December 28, 2013, (iii) Consolidated Statements of Comprehensive Income for the thirteen and twenty six week periods ended December 27, 2014 and December 28, 2013, (iv) Consolidated Cash Flows for the twenty six week periods ended December 27, 2014 and December 28, 2013, and (v) the Notes to Consolidated Financial Statements.

___________

† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

# Filed herewith

* Furnished herewith