Form 10-Q
period 2015-03-28
SYSCO CORP
filed 2015-05-05
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Yes ☐     No ☑

593,762,499 shares of common stock were outstanding as of April 25, 2015.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	Mar. 28, 2015	Jun. 28, 2014	Mar. 29, 2014
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,084,704	$413,046	$341,090
Accounts and notes receivable, less allowances of $75,969, $49,902, and $80,254	3,496,254	3,398,713	3,510,518
Inventories	2,649,752	2,602,018	2,527,900
Deferred income taxes	140,284	141,225	139,420
Prepaid expenses and other current assets	80,965	83,745	74,827
Prepaid income taxes	69,348	43,225	64,107
Total current assets	11,521,307	6,681,972	6,657,862
Plant and equipment at cost, less depreciation	3,970,261	3,985,618	3,956,209
Other assets
Goodwill	1,933,385	1,950,672	1,937,075
Intangibles, less amortization	154,277	177,227	181,036
Restricted cash	166,208	145,412	157,870
Other assets	238,153	227,049	266,599
Total other assets	2,492,023	2,500,360	2,542,580
Total assets	$17,983,591	$13,167,950	$13,156,651

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$79,620	$70,975	$71,510
Accounts payable	2,836,430	2,831,028	2,726,427
Accrued expenses	1,109,887	1,160,850	1,026,631
Accrued income taxes	-	-	-
Current maturities of long-term debt	314,111	304,777	4,454
Total current liabilities	4,340,048	4,367,630	3,829,022
Other liabilities
Long-term debt	7,275,195	2,384,167	2,986,163
Deferred income taxes	117,674	121,580	214,263
Other long-term liabilities	898,062	1,027,878	895,828
Total other liabilities	8,290,931	3,533,625	4,096,254
Commitments and contingencies
Noncontrolling interest	39,729	-	-
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	-	-	-
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,185,012	1,139,218	1,119,784
Retained earnings	8,857,277	8,770,751	8,687,098
Accumulated other comprehensive loss	(920,140)	(642,663)	(516,922)
Treasury stock at cost, 171,860,470, 179,050,186 and 181,231,920 shares	(4,574,441)	(4,765,786)	(4,823,760)
Total shareholders' equity	5,312,883	5,266,695	5,231,375
Total liabilities and shareholders' equity	$17,983,591	$13,167,950	$13,156,651

Note: The June 28, 2014 balance sheet has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014

Sales	$11,746,659	$11,277,484	$36,278,814	$34,229,720
Cost of sales	9,689,161	9,282,743	29,947,462	28,204,541
Gross profit	2,057,498	1,994,741	6,331,352	6,025,179
Operating expenses	1,730,190	1,662,116	5,222,985	4,862,579
Operating income	327,308	332,625	1,108,367	1,162,600
Interest expense	69,550	32,224	177,526	92,536
Other expense (income), net	(8,577)	3,718	(8,558)	(5,027)
Earnings before income taxes	266,335	296,683	939,399	1,075,091
Income taxes	89,380	115,746	325,652	397,729
Net earnings	$176,955	$180,937	$613,747	$677,362

Net earnings:
Basic earnings per share	$0.30	$0.31	$1.04	$1.16
Diluted earnings per share	0.30	0.31	1.03	1.15

Average shares outstanding	594,030,427	585,885,137	591,009,787	585,802,651
Diluted shares outstanding	598,921,070	590,470,283	596,047,008	589,834,321

Dividends declared per common share	$0.30	$0.29	$0.89	$0.86

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014

Net earnings	$176,955	$180,937	$613,747	$677,362

Other comprehensive (loss) income:
Foreign currency translation adjustment	(97,890)	(35,397)	(260,997)	(43,537)
Items presented net of tax:
Amortization of cash flow hedges	1,676	97	3,441	289
Change in fair value of cash flow hedges	-	(39,439)	(34,111)	(39,439)
Amortization of prior service cost	1,737	1,742	5,211	5,227
Amortization of actuarial loss (gain), net	2,993	2,492	8,979	7,475
Total other comprehensive (loss) income	(91,484)	(70,505)	(277,477)	(69,985)

Comprehensive income	$85,471	$110,432	$336,270	$607,377

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries

CONSOLIDATED CASH FLOWS (Unaudited)

(In thousands)

	39-Week Period Ended
	Mar. 28, 2015	Mar. 29, 2014
Cash flows from operating activities:
Net earnings	$613,747	$677,362
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	61,698	60,869
Depreciation and amortization	435,899	409,072
Deferred income taxes	5,237	(39,452)
Provision for losses on receivables	17,256	20,887
Other non-cash items	(10,177)	4,810
Additional investment in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(177,018)	(350,755)
(Increase) in inventories	(97,389)	(134,793)
Decrease (increase) in prepaid expenses and other current assets	1,540	(16,250)
(Decrease) increase in accounts payable	37,239	292,280
Increase (decrease) in accrued expenses	100,921	(2,216)
Increase (decrease) in accrued income taxes	(13,323)	(41,691)
Decrease (increase) in other assets	(4,396)	(12,671)
(Decrease) increase in other long-term liabilities	(96,838)	(13,197)
Excess tax benefits from share-based compensation arrangements	(13,897)	(6,191)
Net cash provided by operating activities	860,499	848,064

Cash flows from investing activities:
Additions to plant and equipment	(437,286)	(387,451)
Proceeds from sales of plant and equipment	15,404	23,695
Acquisition of businesses, net of cash acquired	(29,177)	(40,462)
(Increase) in restricted cash	(20,796)	(12,542)
Net cash used for investing activities	(471,855)	(416,760)

Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	(129,999)	345,596
Other debt borrowings	5,045,345	30,287
Other debt repayments	(34,184)	(226,249)
Debt issuance costs	(30,980)	(21,794)
Cash paid for settlement of cash flow hedge	(188,840)	-
Proceeds from stock option exercises	201,764	193,992
Treasury stock purchases	-	(332,381)
Dividends paid	(516,540)	(497,772)
Excess tax benefits from share-based compensation arrangements	13,897	6,191
Net cash provided by (used for) financing activities	4,360,463	(502,130)

Effect of exchange rates on cash and cash equivalents	(77,449)	(369)

Net increase in cash and cash equivalents	4,671,658	(71,195)
Cash and cash equivalents at beginning of period	413,046	412,285
Cash and cash equivalents at end of period	$5,084,704	$341,090

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$115,969	$116,179
Income taxes	345,624	480,729

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

1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 28, 2014 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the company's fiscal 2014 Annual Report on Form 10-K.  The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows.  In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

In fiscal 2015, Sysco acquired a 50% interest in a foodservice company in Costa Rica.  It was determined that consolidation of the entity was appropriate and therefore the financial position, results of operations and cash flows for this company have been included in Sysco’s financial statements.  The value of the 50% noncontrolling interest is considered redeemable due to certain features of the investment agreement and has been presented as mezzanine equity, which is outside of permanent equity, in the consolidated balance sheets.  The income attributable to the noncontrolling interest is located within other expense (income), net in the consolidated results of operations, as this amount is not material.  The non-cash add back for the change in the value of the noncontrolling interest is located within Other non-cash items on the consolidated cash flows.

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

2.  CHANGES IN ACCOUNTING

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This update amends Accounting Standards Codification (ASC) 740, Income Taxes, to require that, in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, when such items exist in the same taxing jurisdiction.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which was fiscal 2015 for Sysco.  This update did not have a material impact on the company’s financial statements.

3.  NEW ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This update creates ASC 606, Revenue from Contracts with Customers, and supercedes the revenue recognition requirements in ASC 605, Revenue Recognition. Additionally, other sections of the ASC were amended to be consistent with the guidance in this update.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  A five-step revenue recognition model is to be applied to achieve this core principle.  ASC 606 also specifies comprehensive disclosures to help users of financial statements understand the nature, amount, timing and uncertainty of revenue that is recognized.  The amendments in this update are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, which is fiscal 2018 for

Sysco.  Early adoption is not permitted.  In April 2015, the FASB proposed a one-year deferral of the effective date, with early application permitted as of the original effective date.  Sysco is currently evaluating the impact this update will have on its financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015, which is fiscal 2017 for Sysco.  Early adoption is permitted for financial statements that have not been previously issued. The company is evaluating the impact of ASU 2015-03 on its consolidated financial statements and whether it will early adopt.

4.  ACQUISITIONS

During the first 39 weeks of fiscal 2015, in the aggregate, the company paid cash of $29.2 million for acquisitions made during fiscal 2015. Acquisitions in the first 39 weeks of fiscal 2015 were immaterial, individually and in the aggregate, to the consolidated financial statements.

Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years only in the event that certain operating results are attained.  As of March 28, 2015, aggregate contingent consideration amounts outstanding relating to completed acquisitions were $38.8 million, of which $33.3 million was recorded as earnout liabilities as of March 28, 2015.

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

As of the time the merger agreement was announced in December 2013, Sysco agreed to pay approximately $3.5 billion for the equity of US Foods, comprised of $3 billion of Sysco common stock and $500 million of cash.  As part of the transaction, Sysco will also assume or refinance US Foods’ net debt, which was approximately $4.7 billion as of September 28, 2013, bringing the total enterprise value to $8.2 billion at the time of the merger announcement.  As of March 28, 2015, the merger consideration is estimated as follows:  approximately $3.8 billion for the equity of US Foods, comprised of $3.3 billion of Sysco common stock, valued using the seven day average through March 28, 2015 and $500 million of cash.  US Foods' net debt to be assumed or refinanced was approximately $4.7 billion as of December 27, 2014, bringing the total enterprise value to $8.5 billion.  The value of Sysco’s common stock and the amount of US Foods’ net debt will fluctuate.  As such, the components of the transaction and total enterprise value noted above will not be finalized until the merger is consummated.

After completion of the transaction, the equity holders of US Foods will own approximately 87 million shares, or roughly 13% of Sysco.  A representative from each of US Foods’ two majority shareholders will join Sysco’s Board of Directors upon closing.  The Federal Trade Commission (FTC) has completed its review of the merger, and in February 2015, the FTC commissioners voted 3 to 2 to authorize the FTC staff to seek a preliminary injunction in the U.S. District Court for the District of Columbia.  The preliminary injunction, if granted, would prevent the parties from closing the transaction while a parallel administrative proceeding determines the legality of the merger. The hearing on the FTC's preliminary injunction motion is scheduled to begin May 5, 2015.  The merger agreement may be terminated by either Sysco or the owners of US Foods if the merger has not closed prior to May 7, 2015.  However, if all of the conditions for closing the merger, other than receiving clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, are satisfied by that date, the termination date may be extended for 60 day intervals, up to September 8, 2015.  On March 6, 2015, Sysco extended the termination date to May 7, 2015.  If the merger agreement is terminated because the antitrust approvals cannot be obtained, under certain conditions, Sysco would be obligated to pay $300 million to the owners of US Foods.  This termination fee would be accrued in the period in which it becomes probable that it would be paid.

During the review period with the FTC, Sysco created a divestiture package to address the concerns raised by the FTC. The company has signed a definitive agreement to divest 11 US Foods’ distribution centers to Performance Food Group (PFG), contingent upon closing of the proposed merger with US Foods, for an aggregate consideration of $850 million in cash.  In US Foods’ most recent fiscal year, these distribution centers generated $4.6 billion in annual revenue.  Performance Food Group would be entitled to receive a $25 million termination fee if the sale of the divestiture package is terminated before July 6, 2015, increasing to $50 million if the sale of the divestiture package is terminated after July 6, 2015, with each of Sysco and US Foods responsible for one half of the applicable fee.

At the time of the merger announcement, Sysco secured a fully committed bridge financing that could be used for funding a portion of the purchase price.  In contemplation of issuing long-term financing for this merger, in January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2 billion to reduce interest rate exposure on 10-year and 30-year debt that was anticipated to be issued.  In October 2014, Sysco obtained long-term financing for this merger by completing a six-part senior notes offering totaling $5 billion.  At the same time, (i) the bridge financing was terminated and (ii) the forward starting interest rate swaps were terminated and cash settlement of these swaps was made.  Concurrent with the issuance of the new senior notes, Sysco entered into new interest rate swap agreements that effectively converted two series of the senior notes totaling $1.25 billion to floating rate debt.  These swaps were designated as fair value hedges.  Detailed discussion of these transactions is located in Note 6, Derivative Financial Instruments, and Note 7, Debt.

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

The following tables present the company’s assets measured at fair value on a recurring basis as of March 28, 2015,  June 28, 2014 and March 29, 2014:

	Assets and Liabilities Measured at Fair Value as of Mar. 28, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$4,760,760	$63,213	$-	$4,823,973
Restricted cash	166,208	-	-	166,208
Other assets
Interest rate swap agreement	-	23,295	-	23,295
Total assets at fair value	$4,926,968	$86,508	$-	$5,013,476

Liabilities:
Long-term debt	$-	$1,770,798	$-	$1,770,798
Other long-term liabilities
Interest rate swap agreements	-	-	-	-
Total liabilities at fair value	$-	$1,770,798	$-	$1,770,798

	Assets and Liabilities Measured at Fair Value as of Jun. 28, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$2,770	$131,966	$-	$134,736
Restricted cash	145,412	-	-	145,412
Other assets
Interest rate swap agreement	-	4,828	-	4,828
Total assets at fair value	$148,182	$136,794	$-	$284,976

Liabilities:
Accrued expenses
Interest rate swap agreement	$-	$133,466	$-	$133,466
Total liabilities at fair value	$-	$133,466	$-	$133,466

	Assets Measured at Fair Value as of Mar. 29, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$2,650	$105,500	$-	$108,150
Restricted cash	157,870	-	-	157,870
Other assets
Interest rate swap agreement	-	1,673	-	1,673
Total assets at fair value	$160,520	$107,173	$-	$267,693

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The fair value of total debt approximated $8.2  billion, $3.0 billion and $3.3 billion as of March 28, 2015,  June 28, 2014 and March 29, 2014, respectively.  The carrying value of total debt was $7.7  billion, $2.8 billion and $3.1 billion as of March 28, 2015,  June 28, 2014 and March 29, 2014, respectively.

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

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of March 28, 2015, June 28, 2014 and March 29, 2014 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap agreements:
Mar. 28, 2015	Other assets	$23,296	Other liabilities	$-
Mar. 29, 2014	Other assets	1,673	Accrued expenses	64,025

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended March 28, 2015 and March 29, 2015 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Comprehensive Income	Amount of (Gain) or Loss Recognized in Comprehensive Income
		13-Week Period Ended
		Mar. 28, 2015	Mar. 29, 2014
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(6,451)	$(1,815)

Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	-	64,025
Interest rate contracts	Interest expense	2,720	157

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 39-week periods ended March 28, 2015 and March 29, 2014 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized in Comprehensive Income	Amount of (Gain) or Loss Recognized in Comprehensive Income
		39-Week Period Ended
		Mar. 28, 2015	Mar. 29, 2014
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(15,550)	$(9,065)

Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	-	64,025
Interest rate contracts	Interest expense	5,585	469

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rates.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the third quarter of fiscal 2015 and 2014 and the 39-week periods ended March 28, 2015 and March 29, 2014.  The interest rate swaps do not contain credit-risk-related contingent features.

7.  DEBT

As of March 28, 2015, Sysco had an uncommitted bank line of credit, which provided for unsecured borrowings for working capital of up to $20 million.  There were no borrowings outstanding under this line of credit as of March 28, 2015.

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion.

Sysco and one of its subsidiaries, Sysco International, ULC, have a revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs.  The facility provides for borrowings in both U.S. and Canadian dollars.  Borrowings by Sysco International, ULC under the agreement are guaranteed by Sysco, and borrowings by Sysco and Sysco International, ULC under the credit agreement are guaranteed by the wholly-owned subsidiaries of Sysco that are guarantors of the company’s senior notes and debentures.  The facility in the amount of $1.5 billion expires December 29, 2018, but is subject to extension.  As of March 28, 2015,  there were no commercial paper issuances outstanding.  In periods where Sysco has commercial paper borrowings, the amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility described above.  During the first 39 weeks of 2015, aggregate commercial paper issuances and short-term bank borrowings ranged from zero to approximately $659.4 million.

The company’s Irish subsidiary, Pallas Foods, has a multicurrency revolving credit facility in the amount of €100 million (Euro), which provides for capital needs for the company’s European subsidiaries.  This facility provides for unsecured borrowings and expires September 23, 2015, but is subject to extension.  Outstanding borrowings under this facility were €72.0 million (Euro) as of March 28, 2015, reflected in Notes payable on the consolidated balance sheet.

In October 2014, Sysco issued senior notes and terminated a previously outstanding unsecured bridge facility that was established as a potential financing mechanism for funding the US Foods merger until longer-term funding could be obtained.  The senior notes, issued under the company’s February 2012 registration statement, are unsecured, are not subject to any sinking fund requirement and include a redemption provision that allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  In addition, if the merger has not closed by October 8, 2015, or if the merger agreement is terminated on or prior to October 8, 2015, Sysco is required to redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  This condition cannot be waived or modified without the written consent of each holder of the notes.  The notes are fully and unconditionally guaranteed initially by the wholly-owned U.S. Broadline subsidiaries that guarantee Sysco’s other senior notes.  Proceeds from the notes were used to pay the settlement of cash flow hedges that Sysco also entered into in contemplation of this debt issuance and to repay commercial paper outstanding.  Proceeds from the notes will be used, among other things, to pay the cash portion of the consideration for the proposed merger, to refinance certain indebtedness of US Foods and to pay expected future direct transaction costs related to the merger.  Details of the senior notes are below:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
October 2, 2017	$500	1.45%	99.962%
October 2, 2019	750	2.35	99.864
October 2, 2021	750	3.00	99.781
October 2, 2024	1,250	3.50	99.616
October 2, 2034	750	4.35	99.841
October 2, 2044	1,000	4.50	98.992

8.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

In the tables below, the caption “Pension Benefits” includes both the company-sponsored qualified pension plan and the Supplemental Executive Retirement Plan.  The components of net company-sponsored benefit cost for the third quarter of fiscal 2015 and fiscal 2014 are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014
	(In thousands)
Service cost	$2,815	$2,414	$134	$136
Interest cost	42,779	40,109	148	187
Expected return on plan assets	(57,156)	(48,199)	-	-
Amortization of prior service cost	2,778	2,786	42	42
Amortization of actuarial loss (gain)	4,968	4,082	(109)	(36)
Amortization of transition obligation	-	-	-	-
Net periodic benefit cost	$(3,816)	$1,192	$215	$329

	Pension Benefits		Other Postretirement Plans
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014
	(In thousands)
Service cost	$8,445	$7,242	$402	$409
Interest cost	128,338	120,327	444	561
Expected return on plan assets	(171,468)	(144,597)	-	-
Amortization of prior service cost	8,332	8,358	126	126
Recognized net actuarial loss (gain)	14,904	12,246	(327)	(108)
Net periodic benefit cost	$(11,449)	$3,576	$645	$988

Sysco’s contributions to its company-sponsored defined benefit plans were $68.8 million and $18.5 million during the first 39 weeks of fiscal 2015 and 2014, respectively.

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

Withdrawal Activity

Sysco has voluntarily withdrawn from various multiemployer pension plans.  There were no withdrawal liability provisions recorded in the first 39 weeks of fiscal 2015 and $1.5 million in the first 39 weeks of fiscal 2014.  As of March 28, 2015, June 28, 2014, and March 29, 2014, Sysco had approximately zero, $1.4 million and $1.5 million, respectively, in liabilities recorded related to certain multiemployer defined benefit plans for which Sysco’s voluntary withdrawal had already occurred.   Recorded withdrawal liabilities are estimated at the time of withdrawal based on the most recently available valuation and participant data for the respective plans; amounts are subsequently adjusted to the period of payment to reflect any changes to these estimates.  If any of these plans were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the two plan years following the plan year in which we completely withdraw from that plan, Sysco could have additional liability.  The company does not currently believe any mass withdrawals are probable to occur in the applicable two-plan year time frame relating to the plans from which Sysco has voluntarily withdrawn.

Potential Withdrawal Liability

Under current law regarding multiemployer defined benefit plans, a plan’s termination, Sysco’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require Sysco to make payments to the plan for Sysco’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  Generally, Sysco does not have the greatest share of liability among the participants in any of the plans in which it participates.  Sysco believes that one of the above-mentioned events is reasonably possible for certain plans in which it participates and estimates its share of withdrawal liability for these plans could have been as much  as $89.0 million as of March 28, 2015.  This estimate excludes plans for which Sysco has recorded withdrawal liabilities or where the likelihood of the above-mentioned events is deemed remote.  This estimate is based on the information available from plan administrators, the majority of which had a valuation date of December 31, 2013.  As the valuation date for most of these plans was December 31, 2013, the company’s estimate reflects the condition of the financial markets as of that date.  Due to the lack of current information, management believes Sysco’s current share of the withdrawal liability could materially differ from this estimate.

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)

Numerator:
Net earnings	$176,955	$180,937	$613,747	$677,362

Denominator:
Weighted-average basic shares outstanding	594,030,427	585,885,137	591,009,787	585,802,651
Dilutive effect of share-based awards	4,890,643	4,585,146	5,037,221	4,031,670
Weighted-average diluted shares outstanding	598,921,070	590,470,283	596,047,008	589,834,321

Basic earnings per share:	$0.30	$0.31	$1.04	$1.16

Diluted earnings per share:	$0.30	$0.31	$1.03	$1.15

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 2,600,000 and 2,800,000 for the third quarter of fiscal 2015 and fiscal 2014, respectively.  The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 1,700,000 and 2,000,000 for the first 39 weeks of 2015 and 2014, respectively.

11.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $85.5 million and $110.4 million for the third quarter of fiscal 2015 and fiscal 2014, respectively.  Comprehensive income was $336.3 million and $607.4 million for the first 39 weeks of fiscal 2015 and fiscal 2014, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 28, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,819	$1,082	$1,737
Amortization of actuarial loss (gain), net	Operating expenses	4,859	1,866	2,993
Total reclassification adjustments		7,678	2,948	4,730

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(97,890)	-	(97,890)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,720	1,044	1,676
Total other comprehensive (loss) income		$(87,492)	$3,992	$(91,484)

		13-Week Period Ended Mar. 29, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,828	$1,086	$1,742
Amortization of actuarial loss (gain), net	Operating expenses	4,046	1,554	2,492
Total reclassification adjustments		6,874	2,640	4,234

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(35,397)	-	(35,397)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	157	60	97
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(64,025)	(24,586)	(39,439)
Total other comprehensive (loss) income		$(92,391)	$(21,886)	$(70,505)

		39-Week Period Ended Mar. 28, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$8,458	$3,247	$5,211
Amortization of actuarial loss (gain), net	Operating expenses	14,577	5,598	8,979
Total reclassification adjustments		23,035	8,845	14,190

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(260,997)	-	(260,997)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,585	2,144	3,441
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(55,374)	(21,263)	(34,111)
Total other comprehensive (loss) income		$(287,751)	$(10,274)	$(277,477)

		39-Week Period Ended Mar. 29, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$8,484	$3,257	$5,227
Amortization of actuarial loss (gain), net	Operating expenses	12,138	4,663	7,475
Total reclassification adjustments		20,622	7,920	12,702

Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(43,537)	-	(43,537)

Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	469	180	289
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(64,025)	(24,586)	(39,439)
Total other comprehensive income (loss)		$(86,471)	$(16,486)	$(69,985)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Mar. 28, 2015
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)

Balance as of Jun. 28, 2014	$(685,957)	$134,452	$(91,158)	$(642,663)
Other comprehensive income before reclassification adjustments	-	(260,997)	-	(260,997)
Amortization of cash flow hedges	-	-	3,441	3,441
Change in fair value of cash flow hedges	-	-	(34,111)	(34,111)
Amortization of unrecognized prior service cost	5,211	-	-	5,211
Amortization of unrecognized net actuarial losses	8,979	-	-	8,979
Balance as of Mar. 28, 2015	$(671,767)	$(126,545)	$(121,828)	$(920,140)

	39-Week Period Ended Mar. 29, 2014
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)

Balance as of Jun. 29, 2013	$(575,167)	$137,558	$(9,328)	$(446,937)
Other comprehensive income before reclassification adjustments	-	(43,537)	(39,439)	(82,976)
Amounts reclassified from accumulated other comprehensive loss	12,702	-	289	12,991
Balance as of Mar. 29, 2014	$(562,465)	$94,021	$(48,478)	$(516,922)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employees’ Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

In the first 39 weeks of fiscal 2015, options to purchase 4,497,954 shares were granted to employees.  The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model.  The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2015 was $5.78.

In the first 39 weeks of fiscal 2015, 1,194,486 restricted stock units were granted to employees.  Based on the jurisdiction in which the employee resides, some of these restricted stock units were granted with forfeitable dividend equivalents.  The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant.  For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period.  The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2015 was $37.59.

Employees' Stock Purchase Plan

Plan participants purchased  926,819  shares of Sysco common stock under the Sysco Employees’ Stock Purchase Plan during the first 39 weeks of fiscal 2015.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employees' Stock Purchase Plan was $5.75 during the first 39 weeks of fiscal 2015.  The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $61.7 million and $60.9 million for the first 39 weeks of fiscal 2015 and fiscal 2014, respectively.

As of March 28, 2015, there was $80.3 million of total unrecognized compensation cost related to share-based compensation arrangements.  This cost is expected to be recognized over a weighted-average period of 2.56 years.

13.  INCOME TAXES

Uncertain Tax Positions

As of March 28, 2015, the gross amount of unrecognized tax benefits was $37.4 million, and the gross amount of liability for accrued interest related to unrecognized tax benefits was $33.4 million.  It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance.   Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions.  At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rates

Sysco’s effective tax rates are reflective of the jurisdictions where the company has operations.  Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rate in all periods presented.

The effective tax rate for the third quarter of fiscal 2015 was 33.56%.  This tax rate was impacted by several items including the reduction of uncertain tax position accruals, lower earnings in the U.S. as compared to Sysco’s foreign operations, reduced state taxes from legal restructuring and a tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.  The company’s additional operating expenses related to merger and integration planning and interest expense associated with the six-part senior notes offering completed in October 2014 are decreasing earnings in the U.S., which are taxed at a higher tax rate than earnings from the company’s foreign operations.  These lower U.S. earnings, combined with growth in international operations, serves to lower the effective tax.  The effective tax rate for the third quarter of fiscal 2014 of 39.01% was negatively impacted by the recording of $6.2 million of tax expense related to a non-deductible penalty that the company has estimated within a contingency accrual.  This negative impact was partially offset by the recognition of $1.0 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.

The effective tax rate for the first 39 weeks of fiscal 2015 of 34.67% was impacted by several items, including the mix of earnings in the U.S. as compared to Sysco’s foreign operations, reduced state taxes from legal restructuring, a tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements and the reduction of uncertain tax position accruals. The effective tax rate for the first 39 weeks of fiscal 2014 of 36.99% was negatively impacted by the recording of $6.2 million of tax expense related to a non-deductible penalty that the company has estimated within a contingency accrual.  This negative impact was partially offset by the recording of $4.7 million of tax benefit related to disqualifying dispositions of Sysco stock pursuant to share-based compensation arrangements.

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

14.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As discussed in Note 4, “Acquisitions,” the Federal Trade Commission (the “FTC”) has completed its review of the proposed merger with US Foods, and, in February 2015, the FTC commissioners voted 3 to 2 to authorize the FTC staff to seek a preliminary injunction in the U.S. District Court for the District of Columbia.  The preliminary injunction, if granted, would prevent the parties from closing the merger transaction while a parallel administrative proceeding determines the legality of the merger. The hearing on the FTC's preliminary injunction motion is scheduled to begin May 5, 2015.  Although Sysco cannot predict with certainty the outcome of these or any future proceedings related to the proposed merger, if the merger agreement were terminated by either party as a result of failure to obtain the required regulatory approvals or because the merger was not consummated by September 8, 2015, Sysco generally would be obligated to pay to the owners of US Foods a termination fee of $300 million.  Additionally, Performance Food Group would be entitled to receive a $25 million termination fee if the sale of the divestiture package is terminated before July 6, 2015, increasing to $50 million if the sale of the divestiture package is terminated after July 6, 2015, with each of Sysco and US Foods responsible for one half of the applicable fee.

Further, if the merger has not closed by October 8, 2015, or if the merger agreement is terminated on or prior to October 8, 2015, Sysco is required to redeem all of the $5.0 billion in senior notes that were issued in October 2014, at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  This premium is estimated to be approximately $50 million.  In addition, there are costs that were deferred or capitalized, as well as settled losses on derivative instruments that are currently recorded within Accumulated other comprehensive income, related to this financing that we would expect to write off or recognize into interest expense.  As discussed in Note 6, “Derivative Financial Instruments,” the two forward starting swap agreements used to hedge the October 2014 senior notes issuance were previously terminated and were paid.  The resulting amounts recorded as a loss are currently amortizing out of Accumulated other comprehensive income into Interest expense over 10 and 30 years, respectively.  If the senior notes are redeemed, the company would expect to recognize the remaining losses into Interest expense.  These losses total $184 million as of March 28, 2015.  The company would also expect to write off other costs incurred in issuing the debt that have been deferred on the balance sheet, such as debt issuance costs and bond discounts that total $29 million and $18 million, respectively, as of March 28, 2015.  Also as discussed in Note 6, “Derivative Financial Instruments,” the company entered into new interest rate swap agreements that effectively converted $500 million of the new senior notes maturing in fiscal 2018 and $750 million of the new senior notes maturing in fiscal 2020 to floating rate debt.  If the senior notes are redeemed, these agreements would be terminated simultaneously with any cash settlement required at such time.  As of March 28, 2015, the fair value of these agreements was favorable to Sysco in the amount of $16.5 million.

Sysco is engaged in various other legal proceedings that have arisen, but have not been fully adjudicated.  The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable.  When probable, the losses have been accrued.  Based on estimates of the range of potential losses associated with these matters, management does not believe that the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the company.  However, the final results of legal proceedings cannot be predicted with certainty and, if the company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the company’s current estimates of the range of potential losses, the company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

15.  BUSINESS SEGMENT INFORMATION

The company has aggregated its operating companies into a number of segments, of which only Broadline and SYGMA are reportable segments as defined in the accounting literature related to disclosures about segments of an enterprise.  The Broadline reportable segment is an aggregation of the company’s U.S. and International Broadline segments located in the Bahamas, Canada, Costa Rica, Republic of Ireland and Northern Ireland.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce and lodging industry segments, a company that distributes specialty imported products,  a company that distributes to international customers and the company’s Sysco Ventures platform, which includes a suite of technology solutions that help support the business needs of Sysco’s customers.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014
Sales:	(In thousands)
Broadline	$9,527,527	$9,097,113	$29,583,754	$27,725,176
SYGMA	1,506,352	1,522,978	4,607,827	4,582,439
Other	804,372	727,199	2,354,465	2,134,698
Intersegment sales	(91,592)	(69,806)	(267,232)	(212,593)
Total	$11,746,659	$11,277,484	$36,278,814	$34,229,720

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014
Operating income:	(In thousands)
Broadline	$588,326	$586,750	$1,887,765	$1,803,183
SYGMA	5,157	8,754	18,110	27,309
Other	17,603	26,147	58,560	68,566
Total segments	611,086	621,651	1,964,435	1,899,058
Corporate expenses and adjustments	(283,778)	(289,026)	(856,068)	(736,458)
Total operating income	327,308	332,625	1,108,367	1,162,600
Interest expense	69,550	32,224	177,526	92,536
Other expense (income), net	(8,577)	3,718	(8,558)	(5,027)
Earnings before income taxes	$266,335	$296,683	$939,399	$1,075,091

	Mar. 28, 2015	Jun. 28, 2014	Mar. 29, 2014
Assets:	(In thousands)
Broadline	$8,162,101	$8,956,911	$9,034,512
SYGMA	529,783	513,587	540,412
Other	1,042,121	1,034,775	1,022,013
Total segments	9,734,005	10,505,273	10,596,937
Corporate	8,249,586	2,662,677	2,559,714
Total	$17,983,591	$13,167,950	$13,156,651

16.  SUPPLEMENTAL GUARANTOR INFORMATION – SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees.  As of March 28, 2015, Sysco had a total of  $7.5 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees, including the $5 billion of senior notes issued in October 2014.  See Note 7, “Debt,” for further discussion of the October 2014 senior notes issuance.

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

	Condensed Consolidating Balance Sheet
	Mar. 28, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$4,853,790	$4,139,132	$2,528,385	$-	$11,521,307
Investment in subsidiaries	8,412,290	-	-	(8,412,290)	-
Plant and equipment, net	499,446	1,712,902	1,757,913	-	3,970,261
Other assets	393,316	520,816	1,577,891	-	2,492,023
Total assets	$14,158,842	$6,372,850	$5,864,189	$(8,412,290)	$17,983,591

Current liabilities	$866,308	$946,754	$2,526,986	$-	$4,340,048
Intercompany payables (receivables)	193,947	(566,285)	372,338	-	-
Long-term debt	7,175,019	16,630	83,546	-	7,275,195
Other liabilities	610,682	303,901	101,153	-	1,015,736
Noncontrolling interest	-	-	39,729	-	39,729
Shareholders’ equity	5,312,886	5,671,850	2,740,437	(8,412,290)	5,312,883
Total liabilities and shareholders’ equity	$14,158,842	$6,372,850	$5,864,189	$(8,412,290)	$17,983,591

	Condensed Consolidating Balance Sheet
	Jun. 28, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$254,766	$3,928,660	$2,498,546	$-	$6,681,972
Investment in subsidiaries	8,013,214	-	-	(8,013,214)	-
Plant and equipment, net	496,953	1,783,262	1,705,403	-	3,985,618
Other assets	344,045	524,468	1,631,847	-	2,500,360
Total assets	$9,108,978	$6,236,390	$5,835,796	$(8,013,214)	$13,167,950

Current liabilities	$793,240	$1,008,366	$2,566,024	$-	$4,367,630
Intercompany payables (receivables)	20,107	(239,539)	219,432	-	-
Long-term debt	2,348,558	14,094	21,515	-	2,384,167
Other liabilities	680,378	328,185	140,895	-	1,149,458
Shareholders’ equity	5,266,695	5,125,284	2,887,930	(8,013,214)	5,266,695
Total liabilities and shareholders’ equity	$9,108,978	$6,236,390	$5,835,796	$(8,013,214)	$13,167,950

	Condensed Consolidating Balance Sheet
	Mar. 29, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$219,427	$4,108,428	$2,330,007	$-	$6,657,862
Investment in subsidiaries	9,129,013	-	-	(9,129,013)	-
Plant and equipment, net	509,604	1,774,594	1,672,011	-	3,956,209
Other assets	355,197	548,376	1,639,007	-	2,542,580
Total assets	$10,213,241	$6,431,398	$5,641,025	$(9,129,013)	$13,156,651

Current liabilities	$359,879	$993,365	$2,475,778	$-	$3,829,022
Intercompany payables (receivables)	1,064,729	(1,256,887)	192,158	-	-
Long-term debt	2,955,362	9,533	21,268	-	2,986,163
Other liabilities	601,896	350,193	158,002	-	1,110,091
Shareholders’ equity	5,231,375	6,335,194	2,793,819	(9,129,013)	5,231,375
Total liabilities and shareholders’ equity	$10,213,241	$6,431,398	$5,641,025	$(9,129,013)	$13,156,651

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 28, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,887,203	$4,199,743	$(340,287)	$11,746,659
Cost of sales	-	6,431,528	3,597,920	(340,287)	9,689,161
Gross profit	-	1,455,675	601,823	-	2,057,498
Operating expenses	226,901	919,183	584,106	-	1,730,190
Operating income (loss)	(226,901)	536,492	17,717	-	327,308
Interest expense (income)	84,578	(28,121)	13,093	-	69,550
Other expense (income), net	1,583	(1,997)	(8,163)	-	(8,577)
Earnings (losses) before income taxes	(313,062)	566,610	12,787	-	266,335
Income tax (benefit) provision	(105,941)	191,160	4,161	-	89,380
Equity in earnings of subsidiaries	384,076	-	-	(384,076)	-
Net earnings	176,955	375,450	8,626	(384,076)	176,955
Other comprehensive income (loss)	(91,484)	-	(97,890)	97,890	(91,484)
Comprehensive income	$85,471	$375,450	$(89,264)	$(286,186)	$85,471

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 29, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$7,468,264	$4,106,415	$(297,195)	$11,277,484
Cost of sales	-	6,066,934	3,513,004	(297,195)	9,282,743
Gross profit	-	1,401,330	593,411	-	1,994,741
Operating expenses	233,495	867,488	561,133	-	1,662,116
Operating income (loss)	(233,495)	533,842	32,278	-	332,625
Interest expense (income)	60,312	(28,495)	407	-	32,224
Other expense (income), net	(761)	2,626	1,853	-	3,718
Earnings (losses) before income taxes	(293,046)	559,711	30,018	-	296,683
Income tax (benefit) provision	(111,880)	215,944	11,682	-	115,746
Equity in earnings of subsidiaries	362,103	-	-	(362,103)	-
Net earnings	180,937	343,767	18,336	(362,103)	180,937
Other comprehensive income (loss)	(70,505)	-	(35,397)	35,397	(70,505)
Comprehensive income	$110,432	$343,767	$(17,061)	$(326,706)	$110,432

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 28, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$24,237,503	$13,071,370	$(1,030,059)	$36,278,814
Cost of sales	-	19,780,796	11,196,725	(1,030,059)	29,947,462
Gross profit	-	4,456,707	1,874,645	-	6,331,352
Operating expenses	674,410	2,764,515	1,784,060	-	5,222,985
Operating income (loss)	(674,410)	1,692,192	90,585	-	1,108,367
Interest expense (income)	228,973	(74,096)	22,649	-	177,526
Other expense (income), net	1,103	(2,761)	(6,900)	-	(8,558)
Earnings (losses) before income taxes	(904,486)	1,769,049	74,836	-	939,399
Income tax (benefit) provision	(313,552)	613,261	25,943	-	325,652
Equity in earnings of subsidiaries	1,204,681	-	-	(1,204,681)	-
Net earnings	613,747	1,155,788	48,893	(1,204,681)	613,747
Other comprehensive income (loss)	(277,477)	-	(260,997)	260,997	(277,477)
Comprehensive income	$336,270	$1,155,788	$(212,104)	$(943,684)	$336,270

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 29, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$-	$22,578,687	$12,525,535	$(874,502)	$34,229,720
Cost of sales	-	18,337,015	10,742,028	(874,502)	28,204,541
Gross profit	-	4,241,672	1,783,507	-	6,025,179
Operating expenses	572,901	2,609,570	1,680,108	-	4,862,579
Operating income (loss)	(572,901)	1,632,102	103,399	-	1,162,600
Interest expense (income)	175,255	(77,913)	(4,806)	-	92,536
Other expense (income), net	(4,383)	1,170	(1,814)	-	(5,027)
Earnings (losses) before income taxes	(743,773)	1,708,845	110,019	-	1,075,091
Income tax (benefit) provision	(275,159)	632,226	40,662	-	397,729
Equity in earnings of subsidiaries	1,145,976	-	-	(1,145,976)	-
Net earnings	677,362	1,076,619	69,357	(1,145,976)	677,362
Other comprehensive income (loss)	(69,985)	-	(43,537)	43,537	(69,985)
Comprehensive income	$607,377	$1,076,619	$25,820	$(1,102,439)	$607,377

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 28, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(293,008)	$975,552	$177,955	$860,499
Investing activities	(93,183)	(84,810)	(293,862)	(471,855)
Financing activities	4,314,029	795	45,639	4,360,463
Effect of exchange rates on cash	-	-	(77,449)	(77,449)
Intercompany activity	699,467	(893,979)	194,512	-
Net increase (decrease) in cash and cash equivalents	4,627,305	(2,442)	46,795	4,671,658
Cash and cash equivalents at the beginning of period	158,953	27,772	226,321	413,046
Cash and cash equivalents at the end of period	$4,786,258	$25,330	$273,116	$5,084,704

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 29, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(395,328)	$884,001	$359,391	$848,064
Investing activities	(51,260)	(95,586)	(269,914)	(416,760)
Financing activities	(503,105)	(1,933)	2,908	(502,130)
Effect of exchange rates on cash	-	-	(369)	(369)
Intercompany activity	877,869	(781,629)	(96,240)	-
Net increase (decrease) in cash and cash equivalents	(71,824)	4,853	(4,224)	(71,195)
Cash and cash equivalents at the beginning of period	207,591	24,295	180,399	412,285
Cash and cash equivalents at the end of period	$135,767	$29,148	$176,175	$341,090

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 28, 2014, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

The discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from multiemployer pension withdrawal charges, severance charges, merger and integration planning costs associated with our pending US Foods, Inc. (US Foods) merger, facility closure charges and US Foods related financing costs.  Additional items in fiscal 2014 include a change in estimate of self-insurance and charges from a contingency accrual.  These fiscal 2015 and fiscal 2014 items are collectively referred to as "Certain Items".  Our US Foods financing costs include the write off of unamortized debt issuance costs when our bridge acquisition facility was terminated upon the issuance of our senior notes in October 2014 and interest expense on those senior notes.  More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

Overview

Sysco distributes food and related products to restaurants, healthcare and educational facilities, lodging establishments and other foodservice customers.  Our primary operations are located throughout the United States (U.S.), Bahamas, Canada, Costa Rica, Republic of Ireland, Northern Ireland and Mexico and include broadline companies (which include our custom-cut meat operations), SYGMA (our chain restaurant distribution subsidiary), specialty produce companies, hotel supply operations, a company that distributes specialty imported products, a company that distributes to international customers and our Sysco Ventures platform, which includes our suite of technology solutions that help support the business needs of our customers.

Highlights

     Although the overall industry environment remains challenging, restaurant industry trends have exhibited general improvement since the beginning of calendar 2014.  This trend remained in place through January 2015; however, in February and March of 2015, restaurant traffic trends softened year-over-year, as severe winter weather caused consumers to eat meals away from home less often. While difficult to predict near-term trends with certainty, lower gas prices, higher consumer confidence and generally improving labor markets are supportive of a more favorable economic environment.

     Our sales and gross profit growth to date in fiscal 2015, as compared to the corresponding periods in fiscal 2014, has improved due to inflation and case volume growth, as well as the results of our business transformation initiatives, including category management.  Growth rates in sales and gross profit moderated in the third quarter of fiscal 2015, as compared to the first half of fiscal 2015, due to lower levels of inflation and greater unfavorable impacts from foreign exchange translation.  Our operating expenses for the third quarter and the first 39 weeks of fiscal 2015 increased partially from higher pay-related expenses and Certain Items, primarily merger and integration planning expenses.  Our third quarter expense management performance trends improved modestly, and we will continue to focus on improving expense management during the remainder of fiscal 2015.  Our net earnings decreased for both the third quarter and the first 39 weeks of fiscal 2015, as compared to corresponding periods in fiscal 2014, as a result of increased operating expenses as noted above and increased interest expense, partially offset by the benefits of favorable effective tax rates.  Excluding Certain Items, our net earnings increased in the third quarter of fiscal 2015 as compared to the corresponding prior year period.

 Comparisons of results from the third quarter of fiscal 2015 to the third quarter of fiscal 2014:

•	Sales increased 4.2%, or $0.5 billion, to $11.7 billion.
•	Operating income decreased 1.6%, or $5.3 million, to $327.3 million.
•	Adjusted operating income decreased 2.7%, or $10.3 million, to $377.3 million.
•	Net earnings decreased 2.2%, or $4.0 million, to $177.0 million.
•	Adjusted net earnings increased 7.0%, or $15.5 million, to $237.6 million.
•

Basic earnings per share in the third quarter of fiscal 2015 were $0.30, a 3.2% decrease from the comparable prior year amount of $0.31 per share.  Diluted earnings per share in the third quarter of fiscal 2015 were $0.30, a 3.2% decrease from the comparable prior year amount of $0.31 per share.

•	Adjusted diluted earnings per share were $0.40 in the third quarter of fiscal 2015 as compared to $0.38 in the third quarter of fiscal 2014, representing an increase of 5.3%.

Comparisons of results from the first 39 weeks of fiscal 2015 to the first 39 weeks of fiscal 2014:

•	Sales increased 6.0%, or $2.0 billion, to $36.3 billion.
•	Operating income decreased 4.7%, or $54.2 million, to $1.1 billion.
•	Adjusted operating income increased 2.4%, or $30.4 million, to $1.3 billion.
•	Net earnings decreased 9.4%, or $63.6 million, to $613.7 million.
•	Adjusted net earnings increased 6.7%, or $49.6 million, to $791.0 million.
•

Basic earnings per share in the first 39 weeks of fiscal 2015 were $1.04, a 10.3% decrease from the comparable prior year amount of $1.16 per share.  Diluted earnings per share in the first 39 weeks of fiscal 2015 were $1.03, a 10.4% decrease from the comparable prior year amount of $1.15 per share.

•	Adjusted diluted earnings per share were $1.33 in the first 39 weeks of fiscal 2015 as compared to $1.26 in the first 39 weeks of fiscal 2014, representing an increase of 5.6%.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Trends

General economic conditions can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  Consumer confidence and employment metrics, such as unemployment rates, continue to show improvement.  In addition, lower fuel prices are likely contributing to consumers’ willingness to spend, however it is unclear to what extent.  We believe consumers are spending more on discretionary items and services, including restaurants; however, it does not appear that consumers are spending the entire amount of savings from lower gasoline prices.  While these developments are favorable to consumer sentiment, we expect consumers to continue to spend their disposable income in a disciplined manner, which will likely keep industry growth at modest levels.

Our sales and gross profit performance can be influenced by multiple factors including price, volume, product mix and our ability to grow both sales and gross profit.  The modest level of growth in the foodservice market has created additional competitive pricing pressures, which is, in turn, negatively impact sales and gross profits.  Case growth with our locally-managed Broadline business is needed to drive gross profit dollar growth.  Our locally-managed case volume growth continues to increase slightly on a sequential basis, as it has for the past two quarters.  Case growth for our corporate-managed customers remained strong, but competitive pricing pressure has contributed to gross margin pressure.  Inflation is a factor that contributes to the level of sales and gross profit growth and can be a factor that contributes to gross margin pressure.  Inflation in the third quarter of fiscal 2015 was 3.7%, a significant decline from 6.1% experienced in the second quarter of fiscal 2015.  While we cannot predict whether inflation will continue at current levels, periods of high inflation, either overall or in certain product categories, can have a negative impact on us and our customers.  High food costs can be difficult to pass on to our customers.  In addition, rapid declines in inflation can make it challenging to leverage our fixed costs.  Our category management initiative has helped us to manage the gross margin performance in response to several of these factors.  Lastly, changes in foreign exchange rates are having a larger impact on our sales results compared to our previous fiscal quarters.  The strengthening U.S. dollar is depressing our foreign sales as we convert them to U.S. dollars.  The 1.3% year-over-year decrease to sales growth experienced in the third quarter was the highest impact in the past three years, which has typically been in the range of 0% to 0.5%.

We have experienced higher operating expenses in fiscal 2015 as compared to fiscal 2014, primarily from increased payroll costs and integration planning and transaction costs in connection with the proposed merger with US Foods announced in the second quarter of fiscal 2014.  We anticipate incurring litigation costs related to the FTC proceedings and other additional costs as we continue planning for the integration of the two companies’ technology platforms.  Our integration planning expenses decreased, as compared to the previous quarters of fiscal 2015, as we scaled back our efforts in certain areas where a significant amount of work has been completed.  Our payroll costs have been influenced by higher pay in our sales organization as a result of higher gross profits, investment in new administrative support capabilities, higher management incentive accruals due to improved performance against our incentive targets and companies acquired within the last 12 months.  Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses.  In addition, we have increased our marketing associate headcount in certain markets in order to invest in future sales growth.  Fuel expense has decreased in the third quarter of fiscal 2015 due to lower retail diesel prices, but has not increased more meaningfully to date because of our use of forward purchase commitments to lock in a portion of our projected fuel costs.  If lower diesel prices continue at their current levels, we would expect this benefit to continue in the fourth quarter of fiscal 2015.   This modest projected benefit will likely be offset to some degree by lower fuel surcharges.

In October 2014, we secured long-term financing for our proposed merger with US Foods; therefore, interest expense will increase from the additional debt incurred in the amount of approximately $40 million over the remainder of fiscal 2015.  Interest incurred from the senior notes issued in connection with this financing prior to the closing of the merger is treated as a Certain Item.  The senior notes issued contain mandatory redemption features requiring that, if the merger has not closed by October 8, 2015 or if the merger agreement is terminated on or prior to October 8, 2015, we are required to redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  The incremental interest expense estimate provided above assumes these notes will not be redeemed during fiscal 2015.

Strategy

We are focused on optimizing our core broadline business in the U.S., Bahamas, Canada, Costa Rica, Republic of Ireland, Northern Ireland and Mexico, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value by expanding beyond our core business.  Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming each of our customers’ most valued and trusted business partner.

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

US Foods Merger

The five components of our strategy discussed above are designed to drive sustainable profitable growth, increase asset optimization and free cash flow and increase operating margins.  Consistent with these three objectives, in the second quarter of fiscal 2014, we announced an agreement to merge with US Foods.  US Foods is a leading foodservice distributor in the U.S. that markets and distributes fresh, frozen and dry food and non-food products to more than 200,000 foodservice customers, including independently owned single location restaurants, regional and national chain restaurants, healthcare and educational institutions, hotels and motels, government and military organizations and retail locations.  Following the completion of the proposed merger, the combined company will continue to be named Sysco and headquartered in Houston, Texas. We believe the completion of this transaction will ultimately help us provide better service to customers at a lower cost by our becoming more efficient, innovative and competitive.  See Note 4 “Acquisitions” for more information on the terms of the merger.

During the review period with the FTC, Sysco created a divestiture package to find a solution to the concerns raised by the FTC. The company has signed a definitive agreement to divest 11 US Foods’ distribution centers to Performance Food Group (PFG) contingent upon closing of the proposed merger with US Foods for an aggregate consideration of $850 million in cash.  In US Foods’ most recent fiscal year, these distribution centers generated $4.6 billion in annual revenue.

After divesting these facilities and with successful integration, we estimate we can achieve at least $600 million in annual operating synergies after four years.  Our current expectation is that operating synergies will begin to accumulate in year two following the close of the transaction.  In addition, we believe financial synergies will include (1) interest savings of approximately $115 million annually and (2) cash tax savings of approximately $160 million from acquired net operating losses and other tax credits to be realized in the first year following the close of the transaction.  We believe our costs to integrate the two companies will result in incremental merger expenses approximating $700 million to $800 million over four years.  In addition, we expect incremental capital spend required to integrate will total approximately $300 million to $400 million over four years.  While the actual gross costs to integrate will be higher than the incremental costs, we expect to fund a portion of these costs from our current operating and capital expense run rates.  We expect the transaction to be accretive in the second year following the close of the transaction, on a non-GAAP basis, excluding costs to integrate the company and deal-related amortization.

The following tables outline our expenditures attributable to our merger and integration planning and financing activities, in preparation of the merger, for the periods presented:

	39-Week Period Ended
	Mar. 28, 2015	Mar. 29, 2014

	(In millions)
Operating expense	$168.1	$36.8
Interest expense	97.1	3.1
Total	$265.2	$39.9

Capital expenditures	53.4	-

The Federal Trade Commission (FTC) has completed its review of the merger, and in February 2015, the FTC commissioners voted 3 to 2 to authorize the FTC staff to seek a preliminary injunction in the U.S. District Court for the District of Columbia.  The preliminary injunction, if granted, would prevent the parties from closing the transaction while a parallel administrative proceeding determines the legality of the merger. The hearing on the FTC's preliminary injunction motion is scheduled to begin May 5, 2015.  Under certain conditions, Sysco would be obligated to pay $300 million to the owners of US Foods if the merger agreement is terminated, which would be recognized as an operating expense in the period in which it becomes probable that it would be paid.  Additionally, Performance Food Group (PFG) would be entitled to receive a $25 million termination fee if the sale of the divestiture package is terminated before July 6, 2015, increasing to $50 million if the sale of the divestiture package is terminated after July 6, 2015, with each of Sysco and US Foods responsible for one half of the applicable fee.  The termination fee to PFG would be recognized as an operating expense in the period in which it becomes probable that it would be paid.

If the merger has not closed by October 8, 2015, or if the merger agreement is terminated on or prior to October 8, 2015, Sysco is required to redeem all of the $5.0 billion in senior notes that were issued in October 2014, at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  This premium is estimated to be approximately $50 million and would be expected to be paid from either cash on hand or financing in the capital markets, or a combination thereof, and would result in a charge to our results of operations.  This condition cannot be waived or modified without the written consent of each holder of the notes. In addition, there are costs that were deferred or capitalized, as well as settled losses on derivative instruments, that are being amortized related to this financing that we would expect to write off in our results of operations; however, these would not require additional cash outlay.  As discussed in Note 6, “Derivative Financial Instruments,” the two forward starting swap agreements used to hedge our October 2014 senior notes issuance were previously terminated and were paid.  The resulting amounts recorded as a loss are currently amortizing into interest expense over 10 and 30 years, respectively.  If the senior notes are redeemed, we would write off the remaining losses that total $184 million as of March 28, 2015 to interest expense.  Other costs incurred in issuing the debt have been deferred on the balance sheet and would be written off such as debt issuance costs and bond discounts that total $29 million and $18 million, respectively, as of March 28, 2015.  Also as discussed in Note 6, “Derivative Financial Instruments,” we entered into new interest rate swap agreements that effectively converted $500 million of the new senior notes maturing in fiscal 2018 and $750 million of the new senior notes maturing in fiscal 2020 to floating rate debt.  If the senior notes are redeemed, these agreements would be terminated simultaneously with any cash settlement required at such time.  As of March 28, 2015, the fair value of these agreements was favorable to Sysco in the amount of $16.5 million.

We have incurred $53.4 million in capital spending related to merger integration planning, and it is possible that a small portion of this amount would be written off.

The hearing on the FTC's preliminary injunction motion is scheduled to begin May 5, 2015, and therefore, at this time, Sysco is unable to determine if any cash outlay or if any charges noted above will be necessary.

Pacific Star Foodservice

In the fourth quarter of fiscal 2015, we acquired a 50% interest in Pacific Star Foodservice, a leading foodservice distributor in Mexico.  Pacific Star has operated since 1989 with distribution centers servicing Mexico City, Guadalajara, Monterrey and Tijuana and primarily services chain restaurants, including fast food and casual dining restaurants, casinos, theme parks, movie theaters and hotels throughout Mexico.  Sysco will use the equity method of accounting to account for this joint venture, which means we will record our share of Pacific Star’s net earnings within “Other expense (income), net” within our consolidated results of operations. It is anticipated that, in the middle of fiscal 2016, the structure of Pacific Star’s board will change, and at that time, Sysco will begin consolidating Pacific Star’s results.

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

In the first quarter of fiscal 2015, we implemented a software version upgrade on our existing ERP modules and to our fully implemented 12 locations and our shared service center currently running our ERP system.  Over the past two years, we have refined processes, strengthened our capabilities, stabilized the system and enhanced it efficiency.  Our current focus is to deploy components of the ERP system through a cohesive, enterprise-wide module-centric approach rather than our previous location by location, multi-module approach.  As our deployment process matures and evolves in the future, we expect this change to result in smoother conversions, better execution and an improved experience for our customers.

Benefits from our category management initiative meaningfully impacted the comparison of our gross margin to date in fiscal 2015, as compared to the corresponding periods in fiscal 2014.  We are working with our suppliers in a more strategic and effective manner that we believe provides a meaningful platform for growth and innovation for ourselves and our suppliers.  We will continue to launch all remaining categories that are in the scope of this initiative into the market.

Our three-year goal for our Business Transformation Project was to generate approximately $600 million in annual benefits by fiscal 2015.  This was comprised of approximately $300 million in annual savings in both operating and products costs.  Through the first 39 weeks of fiscal 2015, we have exceeded the original target.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.5	82.3	82.5	82.4
Gross profit	17.5	17.7	17.5	17.6
Operating expenses	14.7	14.8	14.4	14.2
Operating income	2.8	2.9	3.1	3.4
Interest expense	0.6	0.3	0.5	0.3
Other expense (income), net	(0.1)	0.0	(0.0)	(0.0)
Earnings before income taxes	2.3	2.6	2.6	3.1
Income taxes	0.8	1.0	0.9	1.1
Net earnings	1.5%	1.6%	1.7%	2.0%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period	39-Week Period

Sales	4.2%	6.0%
Cost of sales	4.4	6.2
Gross profit	3.1	5.1
Operating expenses	4.1	7.4
Operating income	(1.6)	(4.7)
Interest expense	115.8	91.8
Other expense (income), net	(330.7) (1)	70.2 (1)
Earnings before income taxes	(10.2)	(12.6)
Income taxes	(22.8)	(18.1)
Net earnings	(2.2)%	(9.4)%

Basic earnings per share	(3.2)%	(10.3)%
Diluted earnings per share	(3.2)	(10.4)

Average shares outstanding	1.4	0.9
Diluted shares outstanding	1.4	1.1

(1)	Other expense (income), net was income of $8.6 million in the third quarter of fiscal 2015 and expense of $3.7 million in the third quarter of fiscal 2014.

Other expense (income), net was income of $8.6 million in the first 39 weeks of fiscal 2015 and income of $5.0 million in the first 39 weeks of fiscal 2014.

Sales

Sales for the third quarter and first 39 weeks of fiscal 2015 were 4.2% and 6.0% higher than the third quarter and first 39 weeks of fiscal 2014, respectively.  Sales for both periods of fiscal 2015 increased as a result of product cost inflation and the resulting increase in selling prices, case volume growth, and sales from acquisitions that occurred within the last 12 months.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 3.7% during the third quarter of fiscal 2015 and 4.8% during the first 39 weeks of fiscal 2015.  Inflation in the third quarter of fiscal 2015 has occurred primarily in the meat category, at low-double digit rates, and the poultry category, at high single-digit rates.   For the first 39 weeks of fiscal 2015, inflation has occurred primarily in the meat, dairy and poultry categories.  Case volumes including acquisitions within the last 12 months improved 2.5% in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 and improved 2.2% excluding acquisitions.  Case volumes excluding acquisitions within the last 12 months improved 2.8% in the first 39 weeks of fiscal 2015 compared to the comparable period in fiscal

2014 and improved 2.5% excluding acquisitions.  Our case volumes represent our results from our Broadline and SYGMA segments combined.  Sales from acquisitions within the last 12 months favorably impacted sales by 0.6% for both the third quarter of fiscal 2015 and the first 39 weeks of fiscal 2015.  The changes in the exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.3% in the third quarter of fiscal 2015 and 0.9% in the first 39 weeks of fiscal 2015.

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

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 28, 2015	13-Week Period Ended Mar. 29, 2014	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$2,057,498	$1,994,741	$62,757	3.1%
Operating expenses	1,730,190	1,662,116	68,074	4.1
Operating income	$327,308	$332,625	$(5,317)	(1.6)%

Gross profit	$2,057,498	$1,994,741	$62,757	3.1%
Adjusted operating expenses (Non-GAAP)	1,680,216	1,607,166	73,050	4.5
Adjusted operating income (Non-GAAP)	$377,282	$387,575	$(10,293)	(2.7)%

	39-Week Period Ended Mar. 28, 2015	39-Week Period Ended Mar. 29, 2014	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands)
Gross profit	$6,331,352	$6,025,179	$306,173	5.1%
Operating expenses	5,222,985	4,862,579	360,406	7.4
Operating income	$1,108,367	$1,162,600	$(54,233)	(4.7)%

Gross profit	$6,331,352	$6,025,179	$306,173	5.1%
Adjusted operating expenses (Non-GAAP)	5,048,766	4,772,912	275,854	5.8
Adjusted operating income (Non-GAAP)	$1,282,586	$1,252,267	$30,319	2.4%

The decrease in operating income for both the third quarter and the first 39 week period of fiscal 2015 was impacted by an increase in pay-related expenses and an increase in operating expenses attributable to Certain Items, primarily merger and integration planning expenses.  Adjusted operating income for the third quarter and first 39 weeks of fiscal 2015 was greater than the third quarter and first 39 weeks of fiscal 2014, respectively, primarily from higher gross profits, partially offset by higher pay-related expenses.  More information on the rationale for the use of these measures and reconciliations can be found under “Non-GAAP Reconciliations.”

Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2015, as compared to the third quarter and first 39 weeks of fiscal 2014, primarily due to increased sales volumes and the effects of our category management initiative.  Gross margin, which is gross profit as a percentage of sales, was 17.52% in the third quarter of fiscal 2015, a decline of 17 basis points from the gross margin of 17.69% in the third quarter of fiscal 2014.  Gross margin was 17.45% in the first 39 weeks of fiscal 2015, a decline of 15 basis points from the gross margin of 17.60% in the first 39 weeks of fiscal 2014.  Our locally-managed case volume growth continues to increase slightly on a sequential basis, as it has for the past two quarters.  Case growth for our corporate-managed customers remained strong, but competitive pricing pressure has contributed to gross margin pressure.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 3.7% during the third quarter of fiscal 2015 and 4.8% during the first 39 weeks of fiscal 2015.  Inflation in the third quarter of fiscal 2015 has occurred primarily in the meat category, at low-double digit rates, and the poultry category, at high single-digit rates.   At these levels, passing along all of the inflation can be difficult for our customers, putting gross margin under pressure.  Additionally, our third quarter inflation rate is a significant decline from 6.1% experienced in the second quarter of fiscal 2015.  Rapid declines in product costs make it challenging to leverage our fixed costs.  We believe our category management initiative and efforts to manage margin are helping offset gross margin pressure stemming from increased competition and product cost inflation.

Operating expenses for the third quarter and first 39 weeks of fiscal 2015 increased 4.1%, or $68.1 million, and 7.4%, or $360.4 million, over the third quarter and first 39 weeks of fiscal 2014, respectively.  Adjusted operating expenses for the third quarter of fiscal 2015 increased 4.5%, or $73.1 million, as compared to the third quarter of fiscal 2014. Adjusted operating expenses for the first 39 weeks of fiscal 2015 increased 5.8%, or $275.9 million, as compared to the first 39 weeks of fiscal 2014.The increase in operating expenses resulted from an increase in pay-related expenses and an increase in costs attributable to Certain Items, primarily merger and integration planning expenses.

Operating Expenses Impacting Adjusted Operating Expenses

Pay-related expenses represent a significant portion of our operating costs, and can increase due to volume growth, acquisitions and pay increases, among other factors.  These expenses increased by $61.1 million and $252.1 million in the third quarter and first 39 weeks of fiscal 2015 over the third quarter and first 39 weeks of fiscal 2014, respectively.  Factors contributing to the increase in the third quarter of fiscal 2015 include higher pay in our sales organization, largely as a result of higher gross profits; higher costs due to investments in new administrative support capabilities; increased expense related to management incentive accruals of $11.9 million; and costs from companies acquired within the last 12 months.  Factors contributing to the increase in the first 39 weeks of fiscal 2015 include increased expense related to management incentive accruals of $65.6 million, higher pay in our sales organization largely as a result of higher gross profits, higher costs due to investments in new administrative support capabilities, increased delivery costs and companies acquired within the last 12 months.  The amounts in both periods for companies acquired within the last 12 months include our new, consolidated joint ventures, such as our 50% interest in a foodservice company in Costa Rica.  Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses.  In addition, we have increased our marketing associate headcount in certain markets in order to invest in future sales growth.  This is increasing our sales payroll costs to a lesser extent than it is impacting higher gross profits.  Our expense related to management incentive accruals will vary based on how the company’s performance compares to incentive targets.  Our fiscal 2015 financial performance is trending more favorably relative to the applicable management incentive targets as compared to fiscal 2014.  Consequently, expense is higher period over period.

Our fuel expense for the third quarter and first 39 weeks of fiscal 2015 has declined by $7.2 million and $7.0 million, respectively, as compared to the expense incurred in the third quarter and first 39 weeks of fiscal 2014.  Diesel prices have declined approximately 18% since the beginning of the fiscal year; however, we routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements and, therefore, a portion of our fuel costs are at prices locked into during an earlier period.  This has the impact of smoothing price changes of diesel over time.  As of March 28, 2015, we had forward diesel fuel commitments totaling approximately 60% of our estimated fuel needs for the remainder of fiscal 2015; the remainder of our fuel needs will be purchased at market rates.  If diesel prices continue at their current price levels and our fuel consumption does not significantly change, we could expect approximately an $8.0 million decline in our fuel expense over the last 13 weeks of fiscal 2015 as compared to the corresponding period of fiscal 2014.  This modest projected benefit will likely be offset to some degree by lower fuel surcharges.

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

Our cost per case increased $0.02 per case in the third quarter of fiscal 2015 and increased $0.08 per case in the first 39 weeks of fiscal 2015, as compared to the corresponding periods of fiscal 2014.  Adjusted cost per case increased $0.03 per case in the third quarter of fiscal 2015.  Adjustments to operating expenses were not large enough in either period to produce a different result on an adjusted cost per case basis for the first 39 weeks of fiscal 2015.  The increases in cost per case are primarily due to pay-related expenses as noted above; however, the impact of foreign exchange rates is lowering our cost per case results by $0.06 per case and $0.04 per case, for the third quarter and first 39 weeks of fiscal 2015, respectively.  Therefore, improvements have not been as extensive as these results would suggest.  We are focused on driving improvement across our operations with multiple initiatives that implement best practices, enhance our operating training programs and improve our ability to measure and analyze our performance.  With current operating pressures that exist and with improvements that are planned, we anticipate that our cost per case will increase approximately $0.05 to $0.10 cents for fiscal 2015 as compared to fiscal 2014.  We would expect to be on the low end of this range including the impact of foreign exchange and on the high end of this range excluding foreign exchange.  More information on the rationale for the use of these measures and reconciliations can be found under “Non-GAAP Reconciliations.”

Certain Items within Operating Expenses

Sysco’s operating expenses are impacted by Certain Items, which are expenses that can be difficult to predict, can be unanticipated or do not represent core operating expenses.  More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”   Certain Items for the third quarter and first 39 weeks of fiscal 2015 relate primarily to merger and integration planning and transaction costs incurred in connection with the proposed merger with US Foods.  These costs totaled $49.6 million and $168.1 million in the third quarter and first 39 weeks of fiscal 2015, respectively, and primarily represent professional fees to assist us with managing merger integration planning, legal costs and business technology projects.  We anticipate incurring litigation costs related to the FTC proceedings and other additional costs as we continue planning for the integration of the two companies’ technology platforms.  Our integration planning expenses decreased, as compared to the previous quarters of fiscal 2015, as we scaled back our efforts in certain areas where a significant amount of work has been completed.

Certain Items for the third quarter and first 39 weeks of fiscal 2014 primarily related to integration planning and transaction costs incurred in connection with the proposed merger with US Foods and a contingency accrual of $20 million recorded in the third quarter of fiscal 2014.  Also impacting the first 39 weeks of fiscal 2014 was a charge related to our self-insurance program that covers portions of workers’ compensation, general and vehicle liability and property insurance costs.  The amounts in excess of the self-insured levels are fully insured by third party insurers.  Liabilities associated with these risks are estimated in part by considering historical claims experience, medical cost trends, demographic factors, severity factors and other actuarial assumptions.  In the second quarter of fiscal 2014, based on the historical trends of increased costs primarily attributable to our workers’ compensation claims, we increased our estimates of our self-insurance reserve to a higher point in an estimated range of liability as opposed to our past position at the lower end of the range. This resulted in a charge of $23.8 million in the second quarter of fiscal 2014.

 Net Earnings

Net earnings decreased 2.2% in the third quarter and 9.4% in the first 39 weeks of fiscal 2015 from the comparable periods of the prior year due primarily to the changes in operating income discussed above and from increased interest expense of $41.3 million for the third quarter and $97.1 million for the first 39 weeks of fiscal 2015, which related to the financing of our proposed merger with US Foods.  These amounts include the write off of unamortized debt issuance costs when our bridge acquisition facility was terminated upon the issuance of our senior notes in October 2014 and interest expense on those senior notes.  These will be considered Certain Items until the merger closes.  Adjusted interest expense decreased $1.1 million and $9.0 million, respectively, excluding the impact of these Certain Items.  Items impacting our income taxes from effective tax rates are discussed in Note 13, “Income Taxes.”  Adjusted net earnings increased 7.0% and 6.7% during the same periods primarily from sales and gross profit growth.

Earnings Per Share

Basic earnings per share in the third quarter of fiscal 2015 were $0.30, a 3.2% decrease from the comparable prior period amount of $0.31 per share.  Diluted earnings per share in the third quarter of fiscal 2015 were $0.30, a 3.2%  decrease from the comparable prior period amount of $0.31 per share.  Adjusted diluted earnings per share in the third quarter of fiscal 2015 were $0.40, a 5.3%  increase over the comparable prior period amount of $0.38 per share.  These results were primarily from the factors discussed above related to net earnings.

Basic earnings per share in the first 39 weeks of fiscal 2015 were $1.04, a 10.3%  decrease from the comparable prior period amount of $1.16 per share.  Diluted earnings per share in the first 39 weeks of fiscal 2015 were $1.03, a 10.4% decrease over the comparable prior period amount of $1.15 per share.  Adjusted diluted earnings per share in the first 39 weeks of fiscal 2015 were $1.33, a 5.6%  increase over the comparable prior period amount of $1.26 per share.  These results were primarily from the factors discussed above related to net earnings.

As discussed below in “liquidity and capital resources - financing activities,” we have chosen not to repurchase any shares in fiscal 2015 to date due to the pending US Foods merger.  Our shares outstanding have increased primarily as a result of stock option exercises and restricted stock unit grants to employees.  This resulted in lowering our earnings per share amounts by half a penny for the third quarter of fiscal 2015 and a penny and a half for the first 39 weeks of fiscal 2015.  We are uncertain as to when we may begin repurchasing shares; however if we bought no shares for the remainder of the year, our diluted shares outstanding estimate could exceed 597 million shares for fiscal 2015.  This estimate is dependent on our stock option exercise activity and does not include the impact of the 87 million shares to be issued in conjunction with the US Foods merger.

As discussed above in “Trends and Strategy - US Foods Merger,” the hearing on the FTC's preliminary injunction motion is scheduled to begin May 5, 2015, and could result in charges to our results of operations if the outcome were to ultimately lead to the termination of the merger agreement.  At this time, Sysco is unable to determine if any charges will be necessary.

Non-GAAP Reconciliations and Adjusted Cost per Case

Sysco’s results of operations are impacted by multiemployer pension withdrawal charges (MEPP), severance charges, merger and integration planning costs associated with our pending US Foods merger, facility closure charges and US Foods related financing costs.  Additional items in fiscal 2014 include a change in estimate of self-insurance and charges from a contingency accrual.  Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove the impact of these charges provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

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

Set forth below is a reconciliation of actual operating expenses, operating income, interest expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Mar. 28, 2015	13-Week Period Ended Mar. 29, 2014	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,730,190	$1,662,116	$68,074	4.1%
Impact of MEPP charge	-	-	-
Impact of severance charges	(365)	(1,512)	1,147	(75.9)
Impact of US Foods merger and integration planning costs	(49,609)	(32,416)	(17,193)	53.0
Impact of change in estimate of self insurance	-	-	-
Impact of contingency accrual	-	(20,000)	20,000	(100.0)
Impact of facility closure charges	-	(1,022)	1,022	(100.0)
Adjusted operating expenses (Non-GAAP)	$1,680,216	$1,607,166	$73,050	4.5%

Operating income (GAAP)	$327,308	$332,625	$(5,317)	(1.6)%
Impact of MEPP charge	-	-	-
Impact of severance charge	365	1,512	(1,147)	(75.9)
Impact of US Foods merger and integration planning costs	49,609	32,416	17,193	53.0
Impact of change in estimate of self insurance	-	-	-
Impact of contingency accrual	-	20,000	(20,000)	(100.0)
Impact of facility closure charges	-	1,022	(1,022)	(100.0)
Adjusted operating income (Non-GAAP)	$377,282	$387,575	$(10,293)	(2.7)%

Interest expense (GAAP)	$69,550	$32,224	$37,326	115.8%
Impact of US Foods financing costs	(41,331)	(2,925)	(38,406)	1,313.0
Adjusted interest expense (Non-GAAP)	$28,219	$29,299	$(1,080)	(3.7)%

Net earnings (GAAP) (1)	$176,955	$180,937	$(3,982)	(2.2)%
Impact of MEPP charge (net of tax)	-	-	-
Impact of severance charge (net of tax)	243	922	(679)	(73.6)
Impact of US Foods merger and integration planning costs (net of tax)	32,960	19,769	13,191	66.7
Impact of change in estimate of self insurance (net of tax)	-	-	-
Impact of contingency accrual (net of applicable tax)	-	18,049	(18,049)	(100.0)
Impact of facility closure charges (net of tax)	-	623	(623)	(100.0)
Impact of US Foods Financing Costs (net of tax)	27,460	1,784	25,676	1,439.2
Adjusted net earnings (Non-GAAP) (1)	$237,618	$222,084	$15,534	7.0%

Diluted earnings per share (GAAP) (1)	$0.30	$0.31	$(0.01)	(3.2)%
Impact of MEPP charge	-	-	-
Impact of severance charge	-	-	-
Impact of US Foods merger and integration planning costs	0.06	0.03	0.03	100.0
Impact of change in estimate of self insurance	-	-	-
Impact of contingency accrual	-	0.03	(0.03)	(100.0)
Impact of facility closure charges	-	-	-
Impact of US Foods Financing Costs	0.05	-	0.05
Adjusted diluted earnings per share (Non-GAAP) (1)	$0.40	$0.38	$0.02	5.3%

Diluted shares outstanding	598,921,070	590,470,283

(1)

The net earnings and diluted earnings per share impacts are shown net of tax.  The aggregate tax impact of adjustments for Certain Items was $30.6 million and $21.8 million for the third quarter of fiscal 2015 and the third quarter of fiscal 2014, respectively.  Amounts are calculated by multiplying the operating income impact of each item by the respective year’s effective tax rate with the exception of the impact of the charges from an estimate of a contingency accrual, which had an estimated non-deductible portion.

	39-Week Period Ended Mar. 28, 2015	39-Week Period Ended Mar. 29, 2014	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$5,222,985	$4,862,579	$360,406	7.4%
Impact of MEPP charge	-	(1,451)	1,451	(100.0)
Impact of severance charges	(3,907)	(5,109)	1,202	(23.5)
Impact of US Foods merger and integration planning costs	(168,109)	(36,769)	(131,340)	357.2
Impact of change in estimate of self insurance	-	(23,841)	23,841	(100.0)
Impact of contingency accrual	-	(20,000)	20,000	(100.0)
Impact of facility closure charges	(2,203)	(2,497)	294	(11.8)
Adjusted operating expenses (Non-GAAP)	$5,048,766	$4,772,912	$275,854	5.8%

Operating Income (GAAP)	$1,108,367	$1,162,600	$(54,233)	(4.7)%
Impact of MEPP charge	-	1,451	(1,451)	(100.0)
Impact of severance charge	3,907	5,109	(1,202)	(23.5)
Impact of US Foods merger and integration planning costs	168,109	36,769	131,340	357.2
Impact of change in estimate of self insurance	-	23,841	(23,841)	(100.0)
Impact of contingency accrual	-	20,000	(20,000)	(100.0)
Impact of facility closure charges	2,203	2,497	(294)	(11.8)
Adjusted operating income (Non-GAAP)	$1,282,586	$1,252,267	$30,319	2.4%

Interest expense (GAAP)	$177,526	$92,536	$84,990	91.8%
Impact of US Foods financing costs	(97,091)	(3,093)	(93,998)	3,039.1
Adjusted interest expense (Non-GAAP)	$80,435	$89,443	$(9,008)	(10.1)%

Net earnings (GAAP) (1)	$613,747	$677,362	$(63,615)	(9.4)%
Impact of MEPP charge (net of tax)	-	914	(914)	(100.0)
Impact of severance charge (net of tax)	2,552	3,219	(667)	(20.7)
Impact of US Foods merger and integration planning costs (net of tax)	109,826	23,166	86,660	374.1
Impact of change in estimate of self insurance (net of tax)	-	15,021	(15,021)	(100.0)
Impact of contingency accrual (net of applicable tax)	-	18,150	(18,150)	(100.0)
Impact of facility closure charges (net of tax)	1,439	1,573	(134)	(8.5)
Impact of US Foods Financing Costs (net of tax)	63,430	1,949	61,481	3,154.5
Adjusted net earnings (Non-GAAP) (1)	$790,994	$741,354	$49,640	6.7%

Diluted earnings per share (GAAP) (1)	$1.03	$1.15	$(0.12)	(10.4)%
Impact of MEPP charge	-	-	-
Impact of severance charge	-	0.01	(0.01)	(100.0)
Impact of US Foods merger and integration planning costs	0.18	0.04	0.14	350.0
Impact of change in estimate of self insurance	-	0.03	(0.03)	(100.0)
Impact of contingency accrual	-	0.03	(0.03)	(100.0)
Impact of facility closure charges	-	-	-
Impact of US Foods Financing Costs	0.11	-	0.11
Adjusted diluted earnings per share (Non-GAAP) (1)	$1.33	$1.26	$0.07	5.6%

Diluted shares outstanding	596,047,008	589,834,321

(1)

The net earnings and diluted earnings per share impacts are shown net of tax.  The aggregate tax impact of adjustments for Certain Items was $94.1 million and $33.6 million for the first 39 weeks of fiscal 2015 and the first 39 weeks of fiscal 2014, respectively.  Amounts are calculated by multiplying the operating income impact of each item by the respective year’s effective tax rate with the exception of the impact of the charges from an estimate of a contingency accrual, which had an estimated non-deductible portion.

      Cost per case is an important metric management uses to measure our expense performance.  This metric is calculated by taking the total operating expense of our North American Broadline companies, divided by the number of cases sold.  Adjusted cost per case is calculated similarly; however, the operating expense component excludes charges from multiemployer pension plans and severance which are the Certain Items applicable to these companies, divided by the number of cases sold.  Our corporate expenses are not included in the cost per cases metrics because the metric is a measure of efficiency in our operations.  We seek to grow our sales and either minimize or reduce our costs on a per case basis.  Our North American Broadline companies represent approximately 80% of our total sales and 80% of our total operating expenses prior to corporate expenses.  Sysco considers adjusted cost per case to be a measure that provides useful information to management and investors about Sysco's expense management.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, the change in adjusted cost per case is reconciled to cost per case for the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014.

13-Week Period Change
Increase in cost per case	$0.02
Impact of Certain Items (1)	0.01
Increase in adjusted cost per case (Non-GAAP basis)	$0.03

(1)	The impact of Certain Items excludes severance charges that were applicable in both periods.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 15, “Business Segment Information”:

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period		39-Week Period
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014
Broadline	6.2%	6.4%	6.4%	6.5%
SYGMA	0.3	0.6	0.4	0.6
Other	2.2	3.6	2.5	3.2

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 15, “Business Segment Information”:

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	4.7%	0.3%	6.7%	4.7%
SYGMA	(1.1)	(41.1)	0.6	(33.7)
Other	10.6	(32.7)	10.3	(14.6)

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses and adjustments of $283.8 million and $856.1 in the third quarter and first 39 weeks of fiscal 2015, as compared to $289.0 million and $736.5 million in the third quarter and first 39 weeks of fiscal 2014, that is not charged to our segments.  This information should be read in conjunction with Note 15, “Business Segment Information”:

	Components of Segment Results
	13-Week Period Ended
	Mar. 28, 2015		Mar. 29, 2014
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.1%	96.3%	80.7%	94.4%
SYGMA	12.8	0.8	13.5	1.4
Other	6.8	2.9	6.4	4.2
Intersegment sales	(0.7)	-	(0.6)	-
Total	100.0%	100.0%	100.0%	100.0%

	Components of Segment Results
	39-Week Period Ended
	Mar. 28, 2015		Mar. 29, 2014
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	81.5%	96.1%	81.0%	95.0%
SYGMA	12.7	0.9	13.4	1.4
Other	6.5	3.0	6.2	3.6
Intersegment sales	(0.7)	-	(0.6)	-
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s U.S. and International Broadline segments located in the Bahamas, Canada, Costa Rica, Republic of Ireland and Northern Ireland.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  These companies also provide custom-cut meat operations.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first 39 weeks of fiscal 2015, the Broadline operating results represented approximately 81.5% of Sysco’s overall sales and 96.1% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

Sales

Sales were 4.7% higher in the third quarter and 6.7% greater in the first 39 weeks of fiscal 2014 than in the comparable period of the prior year.  Sales for the third quarter and first 39 weeks of fiscal 2015 increased as a result of product cost inflation and the resulting increase in selling prices, case volume growth and sales from acquisitions that occurred within the last 12 months.  Sales from acquisitions within the last 12 months favorably impacted sales by 0.4% and 0.5% in the third quarter and first 39 weeks of fiscal 2015, respectively.  Changes in product costs, an internal measure of inflation or deflation, were estimated as inflation of 3.5% and 5.0% during the third quarter and first 39 weeks of fiscal 2015, respectively.  Inflation in the third quarter of fiscal 2015 has occurred primarily in the meat category, at low-double digit rates, and the poultry category, at high single-digit rates.  For the first 39 weeks of fiscal 2015, inflation has occurred primarily in the meat, dairy and poultry categories.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.3% and 0.9% in the third quarter and first 39 weeks of fiscal 2015, respectively.

Operating Income

Operating income increased by 0.3% in the third quarter and 4.7% in the first 39 weeks of fiscal 2015, respectively, over the third quarter and first 39 weeks of fiscal 2014 primarily due to higher gross profits, partially offset by higher pay-related expenses.

Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2015 as compared to the third quarter and first 39 weeks of fiscal 2014 primarily due to increased sales volumes and efforts from our category management initiative.  Our locally-managed case volume growth continues to increase slightly on a sequential basis, as it has for the past two quarters.  Case growth for our corporate-managed customers remained strong, but competitive pricing pressure has contributed to gross margin pressure. Inflation in the third quarter of fiscal 2015 has occurred primarily in the meat category, at low-double digit rates, and the poultry category, at high single-digit rates.  At these levels, passing along all of the inflation can be difficult for our customers, putting gross margin under pressure.  Additionally, our third quarter inflation rate declined significantly from the rate experienced in the second quarter of fiscal 2015.  Rapid declines in product costs make it challenging to leverage our fixed costs.  We believe our category management initiative and efforts to manage margin are helping offset gross margin pressure stemming from increased competition in our slow-growth market and product cost inflation.

Operating expenses for the Broadline segment increased in the third quarter and first 39 weeks of fiscal 2015 as compared to the third quarter and first 39 weeks of fiscal 2014.  The increase for the third quarter of fiscal 2015 was primarily due to higher sales costs, increased expense related to management incentive accruals and costs from companies acquired within the last 12 months.  The increase for the first 39 weeks of fiscal 2015 was primarily due to higher sales costs, increased expense related to management incentive accruals, costs from companies acquired within the last 12 months and increased delivery costs.  Sales and gross profit growth partially contributed to an increase in sales pay-related expenses due to increases in sales commissions and bonuses.  In addition, we have increased our marketing associate headcount in certain markets in order to invest in future sales growth.  Our Broadline segment fuel expense for the third quarter and first 39 weeks of fiscal 2015 has declined by $5.9 million and $4.9 million, respectively, as compared to the expense incurred in the third quarter and first 39 weeks of fiscal 2014.  If diesel prices continue at their current price levels and our fuel consumption does not significantly change, we could expect a similar decline in our fuel expense over the last 13 weeks of fiscal 2015 as compared to the corresponding period of fiscal 2014.  While a modest benefit is expected, it will likely be offset to some degree by lower fuel surcharges.

The operating expense increases noted above resulted in an increase in our expenses on a cost per case basis for our North American Broadline companies as compared to the third quarter and first 39 weeks of fiscal 2014.  Our cost per case increased $0.02 per case in the third quarter of fiscal 2015 and increased $0.08 per case in the first 39 weeks of fiscal 2015, as compared to the corresponding periods of fiscal 2014.  Adjusted cost per case increased $0.03 per case in the third quarter of fiscal 2015.  Adjustments to operating expenses were not large enough in either period to produce a different result on an adjusted cost per case basis for the first 39 weeks of fiscal 2015.  The increases in cost per case are primarily due to pay-related expenses as noted above; however, the impact of foreign exchange rates is lowering our cost per case results by $0.06 per case and $0.04 per case, for the third quarter and first 39 weeks of fiscal 2015, respectively.  Therefore, improvements have not been as extensive as these results would suggest.  We are focused on driving improvement across our operations with multiple initiatives that implement best practices, enhance our operating training programs and improve our ability to measure and analyze our performance.  With current operating pressures that exist and with improvements that are planned, we anticipate that our cost per case will increase approximately $0.05 to $0.10 cents for fiscal 2015 as compared to fiscal 2014.  We would expect to be on the low end of this range including the impact of foreign exchange and on the high end of this range excluding foreign exchange.  More information on the rationale for the use of these measures and reconciliations can be found under “Non-GAAP Reconciliations.”

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 1.1% lower and 0.6% greater in the third quarter and first 39 weeks of fiscal 2015, respectively, than in the third quarter and first 39 weeks of fiscal 2014.  The decrease for the third quarter of fiscal 2015 was primarily due to lost business, business transferred to our Broadline segment in conjunction with the closing of a SYGMA distribution facility and lower fuel surcharges.  The increase for the first 39 weeks of fiscal 2015 were primarily from product cost inflation and the resulting increase in selling prices, partially offset by lost business, business transferred to our Broadline segment in conjunction with the closing of a SYGMA distribution facility and lower fuel surcharges.

Operating Income

Operating income decreased by 41.1%, or $3.6 million, and 33.7%, or $9.2 million, in the third quarter and first 39 weeks of fiscal 2015, respectively, from the third quarter and first 39 weeks of fiscal 2014.  Gross profit dollars decreased 2.8%, while operating expenses increased 0.2% in the third quarter and first 39 weeks of fiscal 2015 over the third quarter and first 39 weeks of fiscal 2014.  Operating expenses increased in the third quarter and first 39 weeks of fiscal 2015 largely due to increased warehouse and delivery costs, including pay-related expenses partially resulting from efforts to increase driver retention and manage warehouse employee shortages.  In addition, SYGMA incurred costs of $1.2 million to close a distribution facility in the first 39 weeks of fiscal 2015.

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

Operating income decreased 32.7%, or $8.5 million, and 14.6%, or $10.0 million, in the third quarter and first 39 weeks of fiscal 2015, respectively, from the third quarter and first 39 weeks of fiscal 2014.  The decreases in operating income for both periods was largely due to modest unfavorable variances in certain specialty companies, partially offset by favorable performance from our specialty produce business.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 39 weeks of fiscal 2015 to the first 39 weeks of fiscal 2014:

•	Cash flows from operations were $860.5 million this year compared to $848.1 million last year.
•	Capital expenditures totaled $437.3 million this year compared to $387.5 million last year.
•	Free cash flow was $438.6 million this year compared to $484.3 million last year (see Non-GAAP reconciliation below under the heading “Free Cash Flow.”)
•	Cash used for acquisition of businesses was $29.2 million this year compared to $40.5 million last year.
•	Net bank repayments were $130.0 million this year compared to net bank borrowings of $345.6 million last year.
•	Proceeds from exercises of share-based compensation awards were $201.8 million this year compared to $194.0 million last year.
•	There were no treasury stock purchases this year compared to $332.4 million last year.
•	Dividends paid were $516.5 million this year compared to $497.8 million last year.

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

We continue to generate substantial cash flows from operations and remain in a strong financial position; however, our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations.   We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations.  We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations.  As of March 28, 2015, we had $5.1 billion in cash and cash equivalents, approximately 3% of which was held by our international subsidiaries generated from our earnings of international operations.  This percentage is lower because of our senior notes offering described above for which the proceeds have yet to be used to fund the US Foods merger.  Once these proceeds have been used for the merger, we would expect this percentage to return to historical levels.  As of June 28, 2014, 32% of our cash and cash equivalents were held by our international subsidiaries.  If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

We believe the following sources will be sufficient to meet our anticipated cash requirements for the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•	our cash flows from operations;
•	the availability of additional capital under our existing commercial paper programs, supported by our revolving credit facility, and bank line of credit;
•

our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement to be filed with the Securities and Exchange Commission; and

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

 Cash Flows

Operating Activities

We generated $860.5 million in cash flow from operations in the first 39 weeks of fiscal 2015, as compared to $848.1 million in the first 39 weeks of fiscal 2014.  This increase of $12.4 million, or 1.5%, was largely attributable to favorable comparisons on accrued expenses and income taxes, partially offset by unfavorable comparisons on working capital and the impact of timing for pension contributions, as well as the cash impact of Certain Items.  The cash impact of our Certain Items increased $81.7 million year-over-year.

Included in the change in accrued expenses was a $54.4 million increase in accrued interest due to our $5 billion senior notes offering that closed in October 2014 and a favorable comparison on incentive accruals of $42.5 million.  Our fiscal 2015 financial performance is trending more favorably relative to the applicable management incentive targets as compared to fiscal 2014.  Consequently, incentive accruals are higher period over period.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a negative impact of $43.9 million on the period over period comparison of cash flow from operations.  Both periods were affected by increases in accounts receivable and inventory resulting from increases in sales, as well as a seasonal change in volume and customer mix.  Accounts receivable experienced turnover deterioration in both periods resulting primarily from the change in customer mix, but the year-over-year comparison related to turnover was favorable for accounts receivable. Due to normal seasonal patterns, sales to multi-unit customers and school districts represent a larger percentage of our sales at the end of each first 39 week period as compared to the end of each prior fiscal year, yielding an increase in the receivables outstanding for these customers.  Payment terms for these types of customers are traditionally longer than average. Conversely, accounts payables experienced turnover improvement in both periods; however, the impact was more favorable in the first 39 weeks of fiscal 2014 due to greater improvements in working capital management in that period that did not reoccur to the same extent in the corresponding period in fiscal 2015.

Included in the change in other long-term liabilities was a negative comparison on pension expense and contributions for the first 39 weeks of fiscal 2015 to the first 39 weeks of fiscal 2014.  We made a $50 million contribution to our qualified pension plan (Retirement Plan) in the first 39 weeks of fiscal 2015, while there was no contribution to this plan in the first 39 weeks of fiscal 2014 due to its funding in the fourth quarter of fiscal 2013.  As a result, there is a timing difference related to the Retirement Plan contributions impacting the comparison of operating cash flows from the first 39 weeks of fiscal 2015 to the first 39 weeks of fiscal 2014.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2015 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment.

During the first 39 weeks of fiscal 2015, in the aggregate, we paid cash of $29.2 million for acquisitions made during fiscal 2015.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  Our free cash flow for the first 39 weeks of fiscal 2015 decreased 9.4%, or $45.7 million, to $438.6 million as compared to the first 39 weeks of fiscal 2014.   Our cash requirements for our Certain Items were $81.6 million greater in the first 39 weeks of fiscal 2015 than in the first 39 weeks of fiscal 2014 and reduced free cash flow as a result.  These cash needs, together with our $50 million contribution to our Retirement Plan, contributed to the decline in free cash flow.

Free cash flow should not be used as a substitute in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, free cash flow for each period presented is reconciled to net cash provided by operating activities.

	39-Week Period Ended Mar. 28, 2015	39-Week Period Ended Mar. 29, 2014	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$860,499	$848,064	$12,435	1.5%
Additions to plant and equipment	(437,286)	(387,451)	(49,835)	(12.9)
Proceeds from sales of plant and equipment	15,404	23,695	(8,291)	(35.0)
Free Cash Flow (Non-GAAP)	$438,617	$484,308	$(45,691)	(9.4)%

Financing Activities

 Equity Transactions

Proceeds from exercises of share-based compensation awards were $201.8 million in the first 39 weeks of fiscal 2015, as compared to $193.9 million in the first 39 weeks of fiscal 2014.  The increase in proceeds in the first 39 weeks of fiscal 2015 was due to a small increase in the number of options exercised in this period, as compared to the first 39 weeks of fiscal 2014.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

There were no shares repurchased during the first 39 weeks of fiscal 2015, as compared to 10,059,000 shares at a cost of $332.4 million in the first 39 weeks of fiscal 2014.  There were no additional shares repurchased through April 25, 2015, resulting in a remaining authorization by our Board of Directors to repurchase up to 11,655,197 shares, based on the trades made through that date.  Our historical approach to share repurchases is to buy enough shares to keep our average shares outstanding relatively constant over time.  We have chosen not to repurchase any shares in fiscal 2015 to date due to the pending US Foods merger and our shares outstanding have increased primarily as a result of stock option exercises and restricted stock unit grants to employees.  We are uncertain as to when we may begin repurchasing shares; however, it is possible that we may not purchase enough shares in fiscal 2015 to keep our average shares outstanding relatively constant because of the pending merger.

Dividends paid in the first 39 weeks of fiscal 2015 were $516.5 million, or $0.89 per share, as compared to $497.8 million, or $0.86 per share, in the first 39 weeks of fiscal 2014.  In February 2015, we declared our regular quarterly dividend for the fourth quarter of fiscal 2015 of $0.30 per share, which was paid in April 2015.

Debt Activity and Borrowing Availability

Our debt activity and borrowing availability is described in Note 7, “Debt.”  Our outstanding borrowings at March 28, 2015, are disclosed within that note.  Updated amounts through April 25, 2015, include:

•	No amounts outstanding under our uncommitted bank line of credit;
•	€72.0 million (Euro) under the company’s Irish subsidiary, Pallas Foods, multicurrency revolving credit facility;
•	No amounts outstanding from our commercial paper program
•	No amounts outstanding from the credit facility supporting the company’s U.S. and Canadian commercial paper programs.

During the first 39 weeks of fiscal 2015 and 2014, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.27% and 0.17%, respectively.

Included in current maturities of long-term debt as of March 28, 2015, are the 0.55% senior notes totaling $300 million, which mature in June 2015.  It is our intention to fund the repayment of these notes at maturity through cash on hand.

As described in Note 7, “Debt,” in October 2014, Sysco issued senior notes totaling $5 billion as long-term financing for the proposed US Foods merger transaction and terminated a previously outstanding unsecured bridge facility that was established as a potential financing mechanism for funding the US Foods merger until longer-term funding was obtained.    Two forward starting swap agreements with notional amounts totaling $2 billion were terminated and settled.  Lastly, in conjunction with the new senior notes, we entered into interest rate swap agreements that effectively converted $500 million of the newly priced senior notes maturing in fiscal 2018 and $750 million of the newly priced senior notes maturing in fiscal 2020 to floating rate debt.   Since the merger with US Foods has not yet closed, our excess cash from the senior note offering is invested in U.S. Treasuries, government agency obligations and repurchase agreements.  The senior notes include a redemption provision that allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  In addition, if the merger has not closed by October 8, 2015, or if the merger agreement is terminated on or prior to October 8, 2015, Sysco is required to redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.  This condition cannot be waived or modified without the written consent of each holder of the notes.

Other Considerations

Multiemployer Plans

Our exposure to multiemployer defined benefit plans is discussed in Note 9, “Multiemployer Employee Benefit Plans,” including our estimate of our share of withdrawal liability for these plans.  An update of this amount through April 25, 2015, based on the latest available information, is unchanged from the amount disclosed in Note 9.

Potential Contingencies Impacting Liquidity

      Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  Sysco has posted approximately $31 million in letters of credit, representing a partial payment of the audit assessments, in order to appeal the Canadian Revenue Authority assessments of transfer pricing adjustments relating to our cross border procurement activities through our former purchasing cooperative on our fiscal 2004 through fiscal 2009 years.  We are protesting these adjustments through appeals.  We could have to pay cash or post additional letters of credit of as much as $74 million, in order to appeal these assessments.

US Foods Merger

As discussed above in “Trends and Strategy - US Foods Merger,” the hearing on the FTC's preliminary injunction motion is scheduled to begin May 5, 2015, and could result in cash expenditures if the outcome were to ultimately lead to the termination of the merger agreement.  At this time, Sysco is unable to determine if any cash expenditures will be necessary.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 28, 2014.  Other than as described in this Form 10-Q, there have been no material changes to our specified contractual obligations through March 28, 2015.

The following table sets forth, as of March 28, 2015, certain information concerning our obligations for long-term debt repayments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Recorded Contractual Obligations:
Long-term debt (1)	$7,519,335	$299,868	$499,842	$1,520,436	$5,199,189

Unrecorded Contractual Obligations:
Interest payments related to long-term debt	4,193,290	275,430	547,560	514,810	2,855,490

Total contractual cash obligations	$11,712,625	$575,298	$1,047,402	$2,035,246	$8,054,679

(1)

See Note 7, “Debt,” for a description of the senior notes issued in October 2014.  These senior notes include a redemption provision that allows Sysco to retire the notes at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the note holders are not penalized by early redemption.  In addition, if the merger has not closed by October 8, 2015, or if the merger agreement is terminated on or prior to October 8, 2015, Sysco is required to redeem all of the senior notes at a redemption price equal to 101% of the principal of the senior notes plus accrued interest.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings, and our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value;
•	Sysco’s belief regarding the impact of accounting standards updates;
•	expectations regarding interest expense and any future redemptions of notes;
•	expectations regarding our future contributions to certain multiemployer pension plans and expectations regarding any mass withdrawals from the plans;
•	our estimated share of withdrawal liability for certain multiemployer pension plans, and our belief that our current share of the withdrawal liability could materially differ from our estimate;
•	our plans and expectations related to the proposed merger with US Foods and estimates regarding merger consideration;
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

•	expectations regarding current litigation with the FTC and related costs;
•	expectations and estimates regarding the impact to Sysco, including cash expenditures and accounting charges, if the merger agreement with US Foods is terminated;
•	the impact of ongoing legal proceedings and estimates of potential liability;
•	the impact of general economic conditions on our business and our industry;
•	statements regarding inflation and other economic trends;
•	expectations regarding our efforts to manage expenses;
•	beliefs regarding factors that impact our operating margins;
•	our plans related to locally-managed sales and ongoing gross margin pressures;
•	expectations regarding costs we will incur in connection with the proposed merger, including costs related to pre-merger integration planning efforts;
•	expectations related to the strategies that we have identified to help us achieve our mission and vision;
•	our plans and expectations regarding the implementation, timing, costs and benefits of our Business Transformation Project;
•	expectations related to the deployment of the ERP system;
•	Sysco’s beliefs regarding capital spending and expenses related to the Business Transformation Project;
•	our plans related to and the expected benefits of our cost transformation initiatives;
•	our expectations regarding and the anticipated benefits of our category management initiative;
•	expectations regarding category launches in our category management initiative;
•	expectations related to cost per case for our Broadline companies;
•	expectations regarding operating income and sales for our business segments over the long-term;
•	expectations regarding the allocation of cash generated from operations;
•	the impact of acquisitions and sales of assets and businesses on our liquidity, borrowing capacity, leverage ratios and capital availability;
•	Sysco’s expectations regarding cash held by international subsidiaries;
•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;
•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;
•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;
•	Sysco’s expectations regarding cash flows from operations over the long-term, and the factors impacting such cash flows;
•	our expectations regarding free cash flow;

•	our expectations regarding use of proceeds from our senior notes offering;
•	our intentions regarding the funding of the repayment of notes at maturity;
•	expectations regarding tax expense and benefits;
•	expectations regarding acquisitions and related accounting treatment;
•	expectations regarding potential future tax assessments and audits;
•	our strategy regarding share repurchases and shares outstanding;
•	Sysco’s belief regarding the source of funds to pay contributions to multiemployer pension plans, withdrawal liability and excise taxes;
•	expectations related to our forward diesel fuel commitments and the impact on our fuel expense; and
•	expectations regarding fuel prices and the related impact on consumers.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, the risk factor discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014 and the risk factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q:

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

•	We may not be successful in our current litigation with the FTC and the merger agreement may ultimately be terminated;
•

termination of the merger agreement or failure to consummate the merger with US Foods could adversely impact Sysco and, under certain conditions, could require Sysco to make a termination payment of $300 million to US Foods and incur other cash expenditures and accounting charges, which could adversely impact Sysco’s stock price and would adversely impact Sysco’s liquidity and financial condition;

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

At March 28, 2015,  there were no commercial paper issuances outstanding.  Total debt as of March 28, 2015 was $7.7 billion, of which approximately 76% was at fixed rates of interest, including the impact of our interest rate swap agreements.

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

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
October 2, 2017	$500	1.45%	Three-month LIBOR	Every three months in arrears	Other assets	$3,393

February 12, 2018	500	5.25	Six-month LIBOR	Every six months in advance	Other assets	6,764

October 2, 2019	750	2.35	Three-month LIBOR	Every three months in advance	Other assets	13,139

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

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During both the first 39 weeks of fiscal 2015 and fiscal 2014, fuel costs related to outbound deliveries represented approximately 0.6% and 0.7% of sales, respectively.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements.  As of March 28, 2015, we had forward diesel fuel commitments totaling approximately $132.5 million through June 2016.  These contracts will lock in the price of approximately 60% of our fuel purchase needs for the remainder of fiscal 2015 and lesser amounts during fiscal 2016.  Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of March 28, 2015, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

      The disclosures required in this Item 1 are included in Note 14, “Commitments and Contingencies ― Legal Proceedings,” in the consolidated financial statements included in Part I, Financial Information, Item 1, Financial Statements and incorporated herein by reference.

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 28, 2014 and our Quarterly Report on Form 10-Q for the quarter ended September  27, 2014.  The following discussion of risks is not all inclusive, but is designed to highlight what we believe are the most significant factors to consider when evaluating our business.  These factors could cause our future results to differ from our expectations expressed in the forward-looking statements identified on page 42 and from historical trends.

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

Sysco and US Foods may fail to secure the requisite approvals in a timely manner or on terms desired or anticipated, and the merger with US Foods may not close in the anticipated time frame, if at all.  Sysco has no control over certain conditions in the merger agreement, and cannot predict whether such conditions will be satisfied or waived.  Regulatory authorities may impose conditions on the completion of the merger or require changes to the terms of the transaction.  Such conditions or changes may prevent the closing of the merger or cause the merger to be delayed, and delays may cause Sysco to incur additional, potentially burdensome transaction costs.  To date, Sysco and US Foods have been unable to obtain the required regulatory approvals necessary to complete the transaction, despite agreeing to divest, at the closing, a substantial amount of US Foods’ assets to Performance Food Group in connection with the closing of the merger.  Sysco and US Foods intend to litigate against the U.S. Federal Trade Commission in federal court to seek to permit the merger to be completed.  There can be no assurance that Sysco and US Foods will be successful in this litigation, or that such litigation will be completed prior to the outside date under the merger agreement.

In addition, the litigation will require substantial time and attention from Sysco’s management, and will involve significant contact by Sysco, US Foods and the U.S. Federal Trade Commission with the existing customers, suppliers and other important constituencies of Sysco and US Foods.  This may negatively impact Sysco's and US Foods’ respective ongoing businesses, their relationships with their customers, suppliers or other constituents, and the reputation of each of Sysco and US Foods.

Sysco and US Foods may be required to accept certain remedies in order to obtain regulatory approval for the merger, and any such remedies could reduce the projected benefits of the merger and negatively impact the combined company.

      The imposition of remedies as a condition to obtaining regulatory approval for the transaction could limit the revenues of the combined company and negatively impact the combined company.  The potential remedies may negatively impact the projected benefits of the proposed merger, along with the business, financial condition and competitiveness of Sysco, as the combined company.  Sysco and US Foods have committed to divest, at the closing, a substantial amount of US Foods’ assets to Performance Food Group in connection with the closing of the merger, which divestiture would meaningfully reduce the total revenues of the combined post-merger entity as compared to the combined historical revenues of Sysco and US Foods.  The U.S. Federal Trade Commission has taken the position that this divestiture is not sufficient to permit the merger to be completed and is seeking a preliminary injunction to prevent the parties from closing the transaction, as further discussed in Note 4, “Acquisitions.”  Notwithstanding these proceedings, in the event that we engaged in successful settlement negotiations with the Federal Trade Commission, Sysco and US Foods may be required, in connection with securing the FTC’s approval of the merger, to divest additional assets, further reducing the size of the combined entity and the projected benefits of the merger.

Termination of the merger agreement or failure to consummate the merger with US Foods could adversely impact Sysco and, under certain conditions, could require Sysco to make a termination payment of $300 million, which could adversely impact Sysco’s stock price and would adversely impact Sysco’s liquidity and financial condition.

The merger agreement contains certain termination rights, including the right of either party to terminate the merger agreement if the merger has not occurred by March 8, 2015, subject to extension under certain circumstances. The parties to the merger agreement have currently extended this date to May 7, 2015,  and either party to the merger agreement may extend this date further (but to no later than September 8, 2015) to the extent that regulatory approvals have not yet been obtained.  Furthermore, if the merger agreement is terminated due to a failure to obtain required antitrust approvals, in certain circumstances Sysco will be required to pay US Foods a termination fee of $300 million.  The payment of such fee would have an adverse impact on our liquidity and financial condition.  In addition, if the merger agreement is terminated, we may suffer other negative consequences.  Our business may be negatively impacted by our management having focused its attention on acquiring US Foods instead of pursuing other advantageous business opportunities or plans.  Furthermore, we will incur substantial expenses and costs related to the merger, whether or not it is consummated, including legal, accounting and advisory fees.  Also, failure to consummate the merger may result in negative market reactions, and may have an adverse impact on Sysco’s stock price and future financial results.

Business uncertainties during the pendency of the proposed merger may adversely impact our current business operations and relationships with employees, vendors and customers.

Prospective suppliers, customers or other third parties may delay or decline to enter into agreements with us as a result of the uncertainties surrounding the proposed merger, and we may also lose current suppliers and customers as a result of these uncertainties.  Furthermore, uncertainties as to the effect of the merger transaction may adversely impact employee morale, and impede our ability to retain key employees.  The loss of key employees or union-related work stoppages could impact our ability to successfully integrate the businesses of Sysco and US Foods and fully realize the anticipated benefits of the merger.  In addition, the litigation that Sysco and US Foods intend to undertake in order to permit the parties to complete the merger will require substantial time and attention from Sysco’s management, and will involve significant contact by Sysco, US Foods and the U.S. Federal Trade Commission with the existing customers, suppliers and other important constituencies of Sysco and US Foods.  This may negatively impact the conduct of Sysco and US Foods’ respective ongoing businesses, their relationships with their customers, suppliers or other constituents, and the reputation of each of Sysco and US Foods.

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

In connection with the merger, Sysco will assume or refinance all of US Foods’ outstanding debt, which was approximately $4.7 billion, as of December 27, 2014.  Any refinancing of US Foods’ indebtedness is expected to be financed using cash on Sysco’s balance sheet, including cash obtained through the issuance by Sysco of $5 billion in principal amount of new notes in October 2014.

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

If the merger is not consummated by October 8, 2015 or if the merger agreement is terminated, Sysco will be required to redeem certain of its outstanding indebtedness.

If the merger is not consummated by October 8, 2015 or if the merger agreement is terminated, Sysco will be required to redeem each series of notes that it issued in October 2014 (in an aggregate principal amount of $5 billion) at a redemption price equal to 101% of the aggregate principal amount of each series of notes, plus accrued and unpaid interest.  It is currently estimated that the total cost of such a redemption to Sysco would be approximately $50 million.  In the event that Sysco is required to make this payment, it could negatively impact our financial condition. In addition, if the parties to the merger agreement agree to extend the termination date of the merger agreement beyond October 8, 2015, Sysco would be required to seek additional financing in order to obtain the cash required to refinance US Foods’ outstanding debt and pay the merger consideration.  There is no assurance that Sysco would have the ability to obtain such required financing, on desirable terms or at all.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the third quarter of fiscal 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 28 – January 24	3,004	$41.23	-	11,655,197
Month #2
January 25 – February 21	313	39.91	-	11,655,197
Month #3
February 22 – March 28	730	39.60	-	11,655,197

Total	4,047	$40.83	-	11,655,197

(1)	The total number of shares purchased includes 3,004, 313 and 730 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

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

Date: May 4, 2015

	By	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Executive Vice President and
Chief Financial Officer

Date: May 4, 2015

	By	/s/ JOEL T. GRADE
Joel T. Grade
Senior Vice President-Finance and
Chief Accounting Officer

Date: May 4, 2015

EXHIBIT INDEX

Exhibits.

2.1	—

Agreement and Plan of Merger, dated as of December 8, 2013, by and among Sysco Corporation, USF Holding Corp., Scorpion Corporation I, Inc. and Scorpion Company II, LLC, incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 10, 2013 (File No. 1-6544).

2.2	—

Asset Purchase Agreement by and among Performance Food Group, Inc., E&H Distributing LLC, RS Funding, Inc., USF Propco, I, LLC, USF Propco II LLC, Trans-Porte, Inc., US Foods, Inc., USF Holding Corp. and Sysco Corporation, dated February 2, 2015, incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 5, 2015 (File No. 1-6544).

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

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Review Report from Ernst & Young LLP dated May 4, 2015, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—

The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 filed with the SEC on  May 4, 2015, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of March 28, 2015, June 28, 2014 and March 29, 2014, (ii) Consolidated Results of Operations for the thirteen and thirty nine week periods ended March 28, 2015 and March 29, 2014, (iii) Consolidated Statements of Comprehensive Income for the thirteen and thirty nine week periods ended March 28, 2015 and March 29, 2014, (iv) Consolidated Cash Flows for the thirty nine week periods ended March 28, 2015 and March 29, 2014, and (v) the Notes to Consolidated Financial Statements.

___________

† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

# Filed herewith

* Furnished herewith