Form 10-Q
period 2015-09-26
SYSCO CORP
filed 2015-11-03
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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
Yes ☐     No ☑

564,515,133 shares of common stock were outstanding as of October 24, 2015.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Sep. 26, 2015	Jun. 27, 2015	Sep. 27, 2014
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$388,256	$5,130,044	$384,898
Accounts and notes receivable, less allowances of $46,470, $41,720, and $60,879	3,531,105	3,353,381	3,646,817
Inventories	2,841,361	2,691,823	2,845,641
Deferred income taxes	85,416	135,254	140,554
Prepaid expenses and other current assets	93,015	93,039	90,493
Prepaid income taxes	88,807	90,763	—
Total current assets	7,027,960	11,494,304	7,108,403
Plant and equipment at cost, less depreciation	3,961,299	3,982,143	3,968,713
Other assets
Goodwill	1,981,390	1,959,817	1,980,524
Intangibles, less amortization	168,541	154,809	180,325
Restricted cash	—	168,274	165,437
Other assets	232,361	229,934	190,631
Total other assets	2,382,292	2,512,834	2,516,917
Total assets	$13,371,551	$17,989,281	$13,594,033

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$51,806	$70,751	$78,635
Accounts payable	2,887,863	2,881,953	2,924,417
Accrued expenses	999,337	1,467,610	1,132,069
Accrued income taxes	—	—	94,437
Current maturities of long-term debt	31,810	4,979,301	306,931
Total current liabilities	3,970,816	9,399,615	4,536,489
Other liabilities
Long-term debt	3,004,618	2,271,825	2,626,610
Deferred income taxes	160,688	81,591	115,500
Other long-term liabilities	885,501	934,722	959,920
Total other liabilities	4,050,807	3,288,138	3,702,030
Commitments and contingencies
Noncontrolling interest	44,243	41,304	34,098
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,231,506	1,213,999	1,155,838
Retained earnings	8,816,245	8,751,985	8,878,693
Accumulated other comprehensive loss	(1,007,539)	(923,197)	(743,172)
Treasury stock at cost, 169,052,528, 170,857,231 and 177,897,055 shares	(4,499,702)	(4,547,738)	(4,735,118)
Total shareholders' equity	5,305,685	5,260,224	5,321,416
Total liabilities and shareholders' equity	$13,371,551	$17,989,281	$13,594,033
 Note: The June 27, 2015 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended
	Sep. 26, 2015	Sep. 27, 2014
Sales	$12,562,611	$12,445,081
Cost of sales	10,324,616	10,256,364
Gross profit	2,237,995	2,188,717
Operating expenses	1,744,521	1,723,104
Operating income	493,474	465,613
Interest expense	126,907	30,934
Other expense (income), net	(15,240)	(2,188)
Earnings before income taxes	381,807	436,867
Income taxes	137,387	158,054
Net earnings	$244,420	$278,813

Net earnings:
Basic earnings per share	$0.41	$0.47
Diluted earnings per share	0.41	0.47

Average shares outstanding	596,698,935	588,277,056
Diluted shares outstanding	600,789,913	593,309,750

Dividends declared per common share	$0.30	$0.29

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 26, 2015	Sep. 27, 2014
Net earnings	$244,420	$278,813
Other comprehensive (loss) income:
Foreign currency translation adjustment	(87,229)	(71,254)
Items presented net of tax:
Amortization of cash flow hedges	1,676	126
Change in fair value of cash flow hedges	(3,778)	(34,111)
Amortization of prior service cost	1,715	1,737
Amortization of actuarial loss (gain), net	3,275	2,993
Total other comprehensive (loss) income	(84,341)	(100,509)
Comprehensive income	$160,079	$178,304

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	13-Week Period Ended
	Sep. 26, 2015	Sep. 27, 2014
Cash flows from operating activities:
Net earnings	$244,420	$278,813
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	11,636	12,161
Depreciation and amortization	135,961	133,996
Amortization of debt issuance and other debt-related costs	6,161	3,803
Loss on extinguishment of debt	86,460	—
Deferred income taxes	124,631	9,940
Provision for losses on receivables	1,546	6,058
Other non-cash items	(4,511)	(1,280)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(211,035)	(267,602)
(Increase) in inventories	(162,867)	(251,998)
Decrease (increase) in prepaid expenses and other current assets	165	(7,019)
Increase in accounts payable	23,580	99,744
Decrease in accrued expenses	(470,409)	(28,725)
Increase in accrued income taxes	5,833	137,506
Decrease (increase) in other assets	(10,354)	2,327
Decrease in other long-term liabilities	(38,419)	(64,417)
Excess tax benefits from share-based compensation arrangements	(4,280)	(689)
Net cash (used in) provided by operating activities	(261,482)	62,618
Cash flows from investing activities:
Additions to plant and equipment	(121,243)	(118,821)
Proceeds from sales of plant and equipment	1,506	1,126
Acquisition of businesses, net of cash acquired	(83,598)	(32,074)
Decrease (increase) in restricted cash	168,274	(20,025)
Net cash used for investing activities	(35,061)	(169,794)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	717,600	268,598
Other debt borrowings	4,148	13,901
Other debt repayments	(3,659)	(4,207)
Redemption of senior notes	(5,050,000)	—
Debt issuance costs	—	(642)
Cash paid for settlement of cash flow hedge	—	(58,935)
Cash received from termination of interest rate swap agreements	14,496	—
Proceeds from stock option exercises	54,768	35,179
Dividends paid	(179,037)	(170,049)
Excess tax benefits from share-based compensation arrangements	4,280	689
Net cash (used for) provided by financing activities	(4,437,404)	84,534
Effect of exchange rates on cash and cash equivalents	(7,841)	(5,506)
Net (decrease) in cash and cash equivalents	(4,741,788)	(28,148)
Cash and cash equivalents at beginning of period	5,130,044	413,046
Cash and cash equivalents at end of period	$388,256	$384,898
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$93,976	$49,921
Income taxes	13,298	15,827

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

1.   BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the company, without audit, with the exception of the June 27, 2015 consolidated balance sheet, which was derived from the audited consolidated financial statements included in the company's fiscal 2015 Annual Report on Form 10-K.  The financial statements include consolidated balance sheets, consolidated results of operations, consolidated statements of comprehensive income and consolidated cash flows.  In the opinion of management, all adjustments, which consist of normal recurring adjustments, except as otherwise disclosed, necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for all periods presented have been made.

Prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation as it relates to the presentation of debt issuance costs due to a change in accounting standards. See Note 2, "Changes in Accounting" for additional information on these changes.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's fiscal 2015 Annual Report on Form 10-K.   Certain footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.

The interim financial information herein has been reviewed by Ernst & Young LLP, independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.  A Review Report of Independent Registered Public Accounting Firm has been issued by Ernst & Young LLP and is included as Exhibit 15.1 to this Form 10-Q.

2.  CHANGES IN ACCOUNTING

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. Upon adoption, this guidance requires retrospective application. The company early adopted this standard for the fiscal year ended June 27, 2015. Although the new guidance had no impact on the company’s results of operations, the debt issuance costs presented as assets within the company’s consolidated balance sheet as of September 27, 2014 of $23.9 million has been reclassified as a reduction of the related debt liability.

3.  NEW ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 15, 2017, which is fiscal 2019 for Sysco, and could be early adopted in fiscal 2018. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The company has not selected a transition method and is currently evaluating the impact of the pending adoption of this ASU on its ongoing financial reporting.

4.  ACQUISITIONS

During the first 13 weeks of fiscal 2016, the company paid cash of $83.6 million for an acquisition. The acquisition did not have a material effect on the company's operating results, cash flows or financial position. Certain acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are attained. As of September 26, 2015, aggregate contingent consideration outstanding was $38.3 million, of which $28.7 million was recorded as earnout liabilities as of September 26, 2015.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value:

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

•
The interest rate swap agreements, discussed further in Note 6, "Derivative Financial Instruments" are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included within prepaid expenses and other current assets, other assets, accrued expenses and other long-term liabilities as Level 2 measurements in the tables below.

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2015, June 27, 2015 and September 27, 2014:

	Assets and Liabilities Measured at Fair Value as of Sep. 26, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$102,508	$62,131	$—	$164,639
Other assets
Interest rate swap agreement	—	8,219	—	8,219
Total assets at fair value	$102,508	$70,350	$—	$172,858
Liabilities:
Long-term debt	$—	$506,713	$—	$506,713
Total liabilities at fair value	$—	$506,713	$—	$506,713

	Assets and Liabilities Measured at Fair Value as of Jun. 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$4,677,735	$63,689	$—	$4,741,424
Restricted cash	168,274	—	—	168,274
Other assets
Interest rate swap agreement	—	12,597	—	12,597
Total assets at fair value	$4,846,009	$76,286	$—	$4,922,295
Liabilities:
Accrued expenses
Current portion of long-term debt	$—	$1,257,127	$—	$1,257,127
Long-term debt	—	503,379	—	503,379
Total liabilities at fair value	$—	$1,760,506	$—	$1,760,506

	Assets and Liabilities Measured at Fair Value as of Sep. 27, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$—	$143,416	$—	$143,416
Restricted cash	165,437	—	—	165,437
Other assets
Interest rate swap agreement	—	264	—	264
Total assets at fair value	$165,437	$143,680	$—	$309,117

Liabilities:
Other long-term liabilities
Interest rate swap agreement	$—	$3,496	$—	$3,496
Long-term debt	—	499,110	—	—
Total Liabilities at fair value	$—	$502,606	$—	$3,496

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to the short‑term maturities of these instruments.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The table above reflects the fair value for any long-term debt that has been hedged and is recorded at fair value. Non-hedged debt is recorded at book value. The fair value of total non-hedged debt approximated $2.6 billion, $5.6 billion and $2.8 billion as of September 26, 2015, June 27, 2015 and September 27, 2014, respectively.  The carrying value of total non-hedged debt was $2.4 billion, $5.4 billion and $2.5 billion as of September 26, 2015, June 27, 2015 and September 27, 2014, respectively.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position. The company does not use derivative financial instruments for trading or speculative purposes.

In August 2015, the company entered into forward starting swap agreements with a notional amount totaling $500 million. The company designated these derivatives as cash flow hedges to reduce interest rate exposure on forecasted 10-year debt due to changes in the benchmark interest rates for debt the company expected to issue in fiscal 2016. Sysco priced this debt offering in September 2015 and terminated these hedges, resulting in a liability of $6.1 million at September 26, 2015. The loss was recorded in Accumulated other comprehensive income (loss) and will be amortized to interest expense over the term of the issued debt. See Note 16, "Subsequent Events" for additional information on these hedges.

In October 2014, Sysco obtained long-term financing for its proposed merger with US Foods by completing a six-part senior notes offering totaling $5 billion. At the same time of these note issuances, the company entered into interest rate swap agreements that effectively converted $500 million of senior notes maturing in fiscal 2018 and $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These are collectively referred to as the 2015 swaps.  These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates. In the first quarter of 2016, we terminated the 2015 swaps for proceeds of $14.5 million in connection with the redemption of these senior notes.

In January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2 billion in contemplation of securing long-term financing for the proposed US Foods merger or for other long-term financing purposes in the event the merger did not occur.  The company designated these derivatives as cash flow hedges to reduce interest rate exposure on forecasted 10-year and 30-year debt due to changes in the benchmark interest rates for debt the company issued in fiscal 2015.  In September 2014, in conjunction with the pricing of the $1.25 billion senior notes maturing in fiscal 2025 and the $1 billion senior notes maturing in fiscal 2045, the company terminated these swaps, locking in the effective yields on the related debt.  Cash of $58.9 million was paid to settle the 10-year swap in September 2014, and cash of $129.9 million was paid to settle the 30-year swap in October 2014.  The cash payments are located within the line Cash paid for settlement of cash flow hedge within financing activities in the statement of consolidated cash flows.  The cumulative losses recorded in Accumulated other comprehensive (loss) income related to these swaps will continue to be amortized through interest expense over the term of the originally issued debt as the amount hedged is anticipated to remain within our capital structure.

In August 2013, the company entered into an interest rate swap agreement that effectively converted $500 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of September 26, 2015, June 27, 2015 and September 27, 2014 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap agreements:
Sep. 26, 2015	Other assets	$8,219	Other liabilities	$—
Sep. 27, 2014	Other assets	264	Other long-term liabilities	3,496

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-Week Period Ended September 26, 2015 and September 27, 2014 presented on a pre-tax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		13-Week Period Ended
		Sep. 26, 2015	Sep. 27, 2014
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$(1,997)	$(3,269)

Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	6,134	55,374
Interest rate contracts	Interest expense	2,720	205

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rates.  Hedge ineffectiveness is recorded directly in earnings within interest expense and was immaterial for the first quarter of fiscal 2016 and 2015.  The interest rate swaps do not contain credit-risk-related contingent features.

7.  DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. As of September 26, 2015, there were $717.5 million in commercial paper issuances outstanding.  These amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility.  During the first quarter of 2016, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1.0 billion.

In June 2015, Sysco terminated the US Foods merger agreement triggering the redemption of the senior notes that had been issued in contemplation of the proposed merger at a redemption price equal to 101% of the principal of the senior notes. Sysco redeemed the senior notes in July 2015 using cash on hand and proceeds from our commercial paper program in the amount of $5.05 billion. The repayment of these senior notes triggered a redemption loss of $86.5 million included in interest expense for the first quarter of fiscal 2016. Additionally, as discussed in Note 6, "Derivative Financial Instruments," the company terminated fair value hedges associated with these senior notes. Interest expense for the first quarter of fiscal 2016 includes the amounts from these transactions:

13-Week Period Ended Sep. 27, 2015
(In thousands)
Redemption Payment	$50,000
Debt issuance cost write-off	28,642
Bond discount write-off	17,869
Gain on swap termination	(10,051)
Loss on extinguishment of debt	86,460
Interest expense on senior notes	8,375
Total	$94,835
See Note 16, "Subsequent Events" for additional information on changes in debt.

8.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

In the tables below, the caption “Pension Benefits” includes both the company-sponsored qualified pension plan and the Supplemental Executive Retirement Plan.  The components of net company-sponsored benefit cost for the first quarter of fiscal 2016 and fiscal 2015 are as follows:

	Pension Benefits		Other Postretirement Plans
	Sep. 26, 2015	Sep. 27, 2014	Sep. 26, 2015	Sep. 27, 2014
	(In thousands)
Service cost	$2,902	$2,815	$134	$134
Interest cost	42,833	42,779	153	148
Expected return on plan assets	(53,203)	(57,156)	—	—
Amortization of prior service cost	2,743	2,777	41	42
Amortization of actuarial loss (gain)	5,435	4,968	(118)	(109)
Net periodic costs (benefits)	$710	$(3,817)	$210	$215

     Sysco’s contributions to its company-sponsored defined benefit plans were $37.0 million and $56.1 million during the first quarter of fiscal 2016 and 2015, respectively.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended
	Sep. 26, 2015	Sep. 27, 2014
	(In thousands, except for share and per share data)
Numerator:
Net earnings	$244,420	$278,813
Denominator:
Weighted-average basic shares outstanding	596,698,935	588,277,056
Dilutive effect of share-based awards	4,090,978	5,032,694
Weighted-average diluted shares outstanding	600,789,913	593,309,750
Basic earnings per share	$0.41	$0.47
Diluted earnings per share	$0.41	$0.47

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,500,000 and 600,000 for the first quarter of fiscal 2016 and fiscal 2015, respectively.

10.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $160.1 million and $178.3 million for the first quarter of fiscal 2016 and fiscal 2015, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Sep. 26, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,784	$1,069	$1,715
Amortization of actuarial loss (gain), net	Operating expenses	5,317	2,042	3,275
Total reclassification adjustments		8,101	3,111	4,990
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(87,229)	—	(87,229)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,720	1,044	1,676
Change in fair value of cash flow hedge	N/A	(6,134)	(2,356)	(3,778)
Total other comprehensive (loss) income		$(82,542)	$1,799	$(84,341)

		13-Week Period Ended Sep. 27, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,819	$1,082	$1,737
Amortization of actuarial loss (gain), net	Operating expenses	4,859	1,866	2,993
Total reclassification adjustments		7,678	2,948	4,730
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(71,254)	—	(71,254)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	205	79	126
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(55,374)	(21,263)	(34,111)
Total other comprehensive (loss) income		$(118,745)	$(18,236)	$(100,509)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	13-Week Period Ended Sep. 26, 2015
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2015	$(705,311)	$(97,733)	$(120,153)	$(923,197)
Other comprehensive income before reclassification adjustments	—	(87,229)	—	(87,229)
Amortization of cash flow hedges	—	—	1,676	1,676
Change in fair value of cash flow hedges	—	—	(3,778)	(3,778)
Amortization of unrecognized prior service cost	1,715	—	—	1,715
Amortization of unrecognized net actuarial losses	3,274	—	—	3,274
Balance as of Sep. 26, 2015	$(700,322)	$(184,962)	$(122,255)	$(1,007,539)

	13-Week Period Ended Sep. 27, 2014
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 28, 2014	$(685,957)	$134,452	$(91,158)	$(642,663)
Other comprehensive income before reclassification adjustments	—	(71,254)	(34,111)	(105,365)
Amounts reclassified from accumulated other comprehensive loss	4,730	—	126	4,856
Balance as of Sep. 27, 2014	$(681,227)	$63,198	$(125,143)	$(743,172)

11.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employee Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

In the first quarter of fiscal 2016, 2,075 restricted stock units were granted to employees. Based on the jurisdiction in which the employee resides, some of these restricted stock units were granted with forfeitable dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per restricted stock unit granted during the first quarter of fiscal 2016 was $36.31.

Employee Stock Purchase Plan

Plan participants purchased 346,219 shares of Sysco common stock under the Sysco Employee Stock Purchase Plan during the first quarter of fiscal 2016.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan was $5.42 during the first quarter of fiscal 2016. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $11.6 million and $12.2 million for the first quarter of fiscal 2016 and fiscal 2015, respectively.

As of September 26, 2015, there was $56.4 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.3 years.

12.  INCOME TAXES

Uncertain Tax Positions

As of September 26, 2015, the gross amount of unrecognized tax benefits was $37.5 million, and the gross amount of liability for accrued interest related to unrecognized tax benefits was $34.1 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rate

Sysco’s effective tax rate is reflective of the jurisdictions where the company has operations. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rate in all periods presented. The effective tax rates for the first quarter of fiscal 2016 and fiscal 2015 were 35.98% and 36.18%, respectively.

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

14.  BUSINESS SEGMENT INFORMATION

The company has aggregated certain of its operating companies into two reporting segments, Broadline and SYGMA in accordance with the accounting literature related to disclosures about segments of an enterprise.  The Broadline reportable segment is an aggregation of the company’s U.S. and International Broadline segments located in the Bahamas, Canada, Costa Rica and Ireland.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce, custom-cut meat operations, lodging industry segments, a company that distributes specialty imported products,  a company that distributes to international customers and the company’s Sysco Ventures platform, which includes a suite of technology solutions that help support the business needs of Sysco’s customers.  In fiscal 2015, our leadership structure was realigned and now our custom-cut meat operations no longer report through our U.S. Broadline leadership. As a result, these operations are no longer included in our Broadline segment and are now reported in "Other." Prior year amounts have been reclassified to conform to the current year presentation.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended
	Sep. 26, 2015	Sep. 27, 2014
Sales:	(In thousands)
Broadline	$10,028,096	$9,971,375
SYGMA	1,445,904	1,541,612
Other	1,446,938	1,252,086
Intersegment sales	(358,327)	(319,992)
Total	$12,562,611	$12,445,081

	13-Week Period Ended
	Sep. 26, 2015	Sep. 27, 2014
Operating income:	(In thousands)
Broadline	$726,965	$686,482
SYGMA	5,224	5,150
Other	26,508	37,729
Total segments	758,697	729,361
Corporate expenses	(265,223)	(263,748)
Total operating income	493,474	465,613
Interest expense	126,907	30,934
Other expense (income), net	(15,240)	(2,188)
Earnings before income taxes	$381,807	$436,867

	Sep. 26, 2015	Jun. 27, 2015	Sep. 27, 2014
Assets:	(In thousands)
Broadline	$7,989,108	$7,730,239	$8,861,929
SYGMA	508,403	512,044	519,554
Other	1,515,458	1,415,038	1,643,808
Total segments	10,012,969	9,657,321	11,025,291
Corporate	3,358,582	8,331,960	2,568,742
Total	$13,371,551	$17,989,281	$13,594,033

15.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly-owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees.  As of September 26, 2015, Sysco had a total of $2.9 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.

All subsidiary guarantors are 100% owned by the parent company, all guarantees are full and unconditional and all guarantees are joint and several, except that the guarantee of any subsidiary guarantor with respect to a series of senior notes or debentures may be released under certain customary circumstances.  If we exercise our defeasance option with respect to the senior notes or debentures of any series, then any subsidiary guarantor effectively will be released with respect to that series.  Further, each subsidiary guarantee will remain in full force and effect until the earliest to occur of the date, if any, on which (1) the applicable subsidiary guarantor shall consolidate with or merge into Sysco Corporation or any successor of Sysco Corporation or (2) Sysco Corporation or any successor of Sysco Corporation consolidates with or merges into the applicable subsidiary guarantor.

The following condensed consolidating financial statements present separately the financial position, comprehensive income and cash flows of the parent issuer (Sysco Corporation), the guarantors (the majority of the company’s U.S. Broadline subsidiaries), and all other non‑guarantor subsidiaries of Sysco (Other Non-Guarantor Subsidiaries) on a combined basis with eliminating entries.

	Condensed Consolidating Balance Sheet
	Sep. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$237,758	$4,252,595	$2,537,607	$—	$7,027,960
Investment in subsidiaries	9,473,425	—	—	(9,473,425)	—
Plant and equipment, net	512,397	1,662,227	1,786,675	—	3,961,299
Other assets	203,535	525,372	1,653,385	—	2,382,292
Total assets	$10,427,115	$6,440,194	$5,977,667	$(9,473,425)	$13,371,551
Current liabilities	$478,158	$1,105,347	$2,387,311	$—	$3,970,816
Intercompany payables (receivables)	1,041,230	(1,670,713)	629,483	—	—
Long-term debt	2,884,581	9,337	110,700	—	3,004,618
Other liabilities	715,169	271,194	59,826	—	1,046,189
Noncontrolling interest	—	—	44,243	—	44,243
Shareholders’ equity	5,307,977	6,725,029	2,746,104	(9,473,425)	5,305,685
Total liabilities and shareholders’ equity	$10,427,115	$6,440,194	$5,977,667	$(9,473,425)	$13,371,551

	Condensed Consolidating Balance Sheet
	Jun. 27, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$4,894,387	$4,012,924	$2,586,993	$—	$11,494,304
Investment in subsidiaries	9,088,455	—	—	(9,088,455)	—
Plant and equipment, net	510,285	1,694,659	1,777,199	—	3,982,143
Other assets	371,802	522,566	1,618,466	—	2,512,834
Total assets	$14,864,929	$6,230,149	$5,982,658	$(9,088,455)	$17,989,281
Current liabilities	$5,851,364	$1,658,558	$1,889,693	$—	$9,399,615
Intercompany payables (receivables)	973,497	(1,996,915)	1,023,418	—	—
Long-term debt	2,154,923	10,121	106,781	—	2,271,825
Other liabilities	624,795	278,458	113,060	—	1,016,313
Noncontrolling interest	—	—	41,304	—	41,304
Shareholders’ equity	5,260,350	6,279,927	2,808,402	(9,088,455)	5,260,224
Total liabilities and shareholders’ equity	$14,864,929	$6,230,149	$5,982,658	$(9,088,455)	$17,989,281

	Condensed Consolidating Balance Sheet
	Sep. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$233,010	$4,345,475	$2,529,918	$—	$7,108,403
Investment in subsidiaries	8,297,396	—	—	(8,297,396)	—
Plant and equipment, net	488,618	1,758,530	1,721,565	—	3,968,713
Other assets	332,075	522,013	1,662,829	—	2,516,917
Total assets	$9,351,099	$6,626,018	$5,914,312	$(8,297,396)	$13,594,033
Current liabilities	$831,556	$953,078	$2,751,855	$—	$4,536,489
Intercompany payables (receivables)	2,292	(111,694)	109,402	—	—
Long-term debt	2,560,245	15,232	51,133	—	2,626,610
Other liabilities	635,590	318,736	121,094	—	1,075,420
Noncontrolling interest	—	—	34,098	—	34,098
Shareholders’ equity	5,321,416	5,450,666	2,846,730	(8,297,396)	5,321,416
Total liabilities and shareholders’ equity	$9,351,099	$6,626,018	$5,914,312	$(8,297,396)	$13,594,033

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,524,550	$4,426,998	$(388,937)	$12,562,611
Cost of sales	—	6,912,169	3,801,384	(388,937)	10,324,616
Gross profit	—	1,612,381	625,614	—	2,237,995
Operating expenses	199,375	956,915	588,231	—	1,744,521
Operating income (loss)	(199,375)	655,466	37,383	—	493,474
Interest expense (income)	146,097	(39,983)	20,793	—	126,907
Other expense (income), net	(5,077)	(477)	(9,686)	—	(15,240)
Earnings (losses) before income taxes	(340,395)	695,926	26,276	—	381,807
Income tax (benefit) provision	(122,484)	250,417	9,454	—	137,387
Equity in earnings of subsidiaries	462,331	—	—	(462,331)	—
Net earnings	244,420	445,509	16,822	(462,331)	244,420
Other comprehensive income (loss)	(84,341)	—	(183,185)	183,185	(84,341)
Comprehensive income	$160,079	$445,509	$(166,363)	$(279,146)	$160,079

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Sep. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,322,308	$4,464,469	$(341,696)	$12,445,081
Cost of sales	—	6,774,508	3,823,552	(341,696)	10,256,364
Gross profit	—	1,547,800	640,917	—	2,188,717
Operating expenses	190,897	932,195	600,012	—	1,723,104
Operating income (loss)	(190,897)	615,605	40,905	—	465,613
Interest expense (income)	50,166	(21,474)	2,242	—	30,934
Other expense (income), net	(2,402)	(399)	613	—	(2,188)
Earnings (losses) before income taxes	(238,661)	637,478	38,050	—	436,867
Income tax (benefit) provision	(86,344)	230,631	13,767	—	158,054
Equity in earnings of subsidiaries	431,130	—	—	(431,130)	—
Net earnings	278,813	406,847	24,283	(431,130)	278,813
Other comprehensive income (loss)	(100,509)	—	(71,254)	71,254	(100,509)
Comprehensive income	$178,304	$406,847	$(46,971)	$(359,876)	$178,304

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Sep. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(525,626)	$(317,193)	$581,337	$(261,482)
Investing activities	138,186	(13,083)	(160,164)	(35,061)
Financing activities	(4,445,507)	(800)	8,903	(4,437,404)
Effect of exchange rates on cash	—	—	(7,841)	(7,841)
Intercompany activity	59,403	329,064	(388,467)	—
Net increase (decrease) in cash and cash equivalents	(4,773,544)	(2,012)	33,768	(4,741,788)
Cash and cash equivalents at the beginning of period	4,851,074	26,377	252,593	5,130,044
Cash and cash equivalents at the end of period	$77,530	$24,365	$286,361	$388,256

	Condensed Consolidating Cash Flows
	For the 13-Week Period Ended Sep. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(93,666)	$(24,502)	$180,786	$62,618
Investing activities	(33,867)	(33,841)	(102,086)	(169,794)
Financing activities	46,544	605	37,385	84,534
Effect of exchange rates on cash	—	—	(5,506)	(5,506)
Intercompany activity	58,326	55,264	(113,590)	—
Net increase (decrease) in cash and cash equivalents	(22,663)	(2,474)	(3,011)	(28,148)
Cash and cash equivalents at the beginning of period	158,957	27,772	226,317	413,046
Cash and cash equivalents at the end of period	$136,294	$25,298	$223,306	$384,898

16.  SUBSEQUENT EVENTS

Senior Notes Offering
On September 28, 2015, which is in Sysco's second quarter of fiscal 2016, Sysco issued senior notes totaling $2.0 billion. Details of the senior notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
October 1, 2020	$750	2.60%	99.809%
October 1, 2025	750	3.75%	100.00%
October 1, 2045	500	4.85%	99.921%
Sysco used the net proceeds from the offering to fund repurchases of outstanding shares of its common stock pursuant to Sysco’s previously announced $1.5 billion share repurchase program, to repay approximately $500 million of its outstanding commercial paper and for general corporate purposes. The notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes. Interest on the senior notes will be paid semi-annually in arrears on April 1 and October 1, beginning April 1, 2016. At Sysco’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the senior notes maturing in 2020 before the date that is one month prior to the maturity date, (ii) the senior notes maturing in 2025 before the date that is three months prior to the maturity date or (iii) the senior notes maturing in 2045 before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the senior notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed that would be due if such senior notes matured on the applicable date described above. If Sysco elects to redeem a series of senior notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the senior notes to be redeemed. Sysco will pay accrued and unpaid interest on the notes redeemed to the redemption date.

Hedging Transactions
As noted in Note 6, "Derivative Financial Instruments" the company terminated forward starting interest rate swap agreements used to hedge the senior notes offering discussed above. Payments of $6.1 million were made in relation to the termination of the swap agreements in the second quarter of fiscal 2016.

Concurrent with the offering of senior notes discussed above, the company entered into interest rate swap agreements that effectively converted $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

Accelerated Share Repurchase Program
On September 23, 2015, the company entered into a Master Confirmation and Supplemental Confirmation (collectively, the ASR Agreement) with Goldman, Sachs & Co. (Goldman) relating to an accelerated share repurchase program (the ASR Program). Pursuant to the terms of the ASR Agreement, Sysco agreed to repurchase $1.5 billion of its common stock from Goldman.

In connection with the ASR Program, the company paid $1.5 billion to Goldman on September 28, 2015, in exchange for 32,319,392 shares of the company’s outstanding common stock, which represents a substantial majority of the shares owed to Sysco by Goldman; however, the number of shares ultimately delivered to the company by Goldman is subject to adjustment based on the volume-weighted average share price of the company’s common stock during the term of the ASR Agreement, less an agreed discount. Sysco expects all purchases under the ASR Program to be completed by May 2016, although the exact date of completion will depend on whether or when Goldman exercises an acceleration option that it has under the ASR Agreement. At settlement, the company may be entitled to receive additional shares of common stock from Goldman or, under certain circumstances, may be required to issue additional shares or make a payment to Goldman at the company’s option.

The ASR Agreement contains the principal terms and provisions governing the ASR Program, including, but not limited to, the mechanism used to determine the number of shares that will be delivered, the required timing of delivery of the shares, the specific circumstances under which Goldman may delay any date of valuation or settlement under the ASR Program (such as upon the occurrence of certain market disruptions), the specific circumstances under which Goldman is permitted to make adjustments to the terms of the ASR Program or to terminate the ASR Program (such as upon the announcement of certain fundamental transactions affecting the company), and various acknowledgments, representations and warranties made by Sysco and Goldman to one another.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements as of June 27, 2015, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

The discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from severance charges, merger and integration planning, litigation costs and termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods), facility closure charges and US Foods related financing costs. These fiscal 2016 and fiscal 2015 items are collectively referred to as "Certain Items".  Also, with respect to adjusted return on invested capital targets, our invested capital is adjusted for the accumulation of any excess cash against our average debt amounts. Our US Foods financing costs related to senior notes that were issued in fiscal 2015 in order to fund the proposed merger. These senior notes were redeemed in the first quarter of fiscal 2016 and triggered a redemption loss of $86.5 million, and we incurred interest on the notes through the redemption date. These senior notes were issued subsequent to the completion of the first quarter of fiscal 2015 and, therefore, our costs in the first quarter of fiscal 2015 only represent amortization of debt issuance costs for a bridge acquisition facility that existed at that time. More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

Highlights

Industry trends have been mixed, exhibiting both signs of improvement and cautionary indications. While consumer confidence and unemployment figures have been encouraging and certain industry segments have experienced positive spend and traffic trends, other segments have experienced the impacts of slowing same store sales growth and negative traffic growth rates. Among these conditions, our case volume growth remained strong in the first quarter of fiscal 2016, particularly for locally-managed customers, and our gross margin performance improved in a challenging deflationary environment. Despite these items contributing to improvements, our sales growth moderated in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, due to product cost deflation and unfavorable impacts from foreign exchange translation.  Our operating expenses for the first quarter of fiscal 2016 increased partially from higher case volumes and increased long-term incentive accruals; however, for our U.S. Broadline operations, our first quarter expense management performance trends improved on a cost per case basis.  Interest expense was negatively impacted by the redemption loss and interest through the redemption date related to debt that had been issued in fiscal 2015 for the purpose of funding the merger that had been proposed with US Foods. Our net earnings and earnings per share decreased for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015, primarily due to these factors. An increase in outstanding shares also negatively impacted our per-share amounts.  Excluding Certain Items, our net earnings slightly increased in the first quarter of fiscal 2016 as compared to the corresponding prior year period.

Comparisons of results from the first quarter of fiscal 2016 to the first quarter of fiscal 2015:
•Sales increased 0.9%, or $0.1 billion, to $13 billion;
•Operating income increased 6.0%, or $27.9 million, to $493.5 million;
•Adjusted operating income decreased 0.5%, or $2.6 million, to $506.5 million;
•Net earnings decreased 12.3%, or $34.4 million, to $244.4 million;
•Adjusted net earnings increased 0.9%, or $2.8 million, to $312 million;
•Basic earnings per share and diluted earnings per share in the first quarter of fiscal 2016 were both $0.41, a
12.8% decrease from the comparable prior year amount of $0.47 per share; and
•Adjusted diluted earnings per share were $0.52 in the first quarter of fiscal 2016 and fiscal 2015.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Trends

General economic conditions can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales. Consumer confidence and employment metrics, such as unemployment rates have shown some signs of improvement; however, consumer spending has been cautious. Restaurant same-store sales and traffic has been mixed.

Our sales and gross profit performance can be influenced by multiple factors including price, volume, product mix and our ability to grow both sales and gross profit. The modest level of growth in the foodservice market has created additional competitive pricing pressures, which is, in turn, negatively impacting sales and gross profits. Case growth with our locally-managed Broadline business is needed to drive gross profit dollar growth. Our locally-managed customers, including independent restaurant customers, comprise a significant portion of our overall volumes and an even greater percentage of profitability due to the high level of value added services we typically provide to this customer group. Through focused efforts, our locally-managed case volume growth has accelerated. Our sales to corporate-managed customers, including chain restaurants and multi-locational restaurants, also comprise a significant portion of our overall volumes. Gross margin on sales to our corporate-managed customers is generally lower than on sales to other types of customers due to the higher volumes we sell to these customers. Case growth for our corporate-managed customers remained strong, but competitive pricing pressure has constrained our gross margins. Inflation is a factor that contributes to the level of sales and gross profit growth and can be a factor that contributes to gross margin pressure. We experienced a small amount of deflation in the first quarter of fiscal 2016 at a rate of 0.2%, a significant decline from inflation of 4.9% experienced in the first quarter of fiscal 2015. A deflationary environment has occurred only two times over the past 10 years, each lasting three to nine months. While we cannot predict whether deflation will continue at current levels, rapid decreases in prices can make it challenging to leverage our fixed costs. Our category management efforts and focus on our Sysco branded items have helped us to manage our gross margin performance in response to several of these factors. Lastly, changes in foreign exchange rates are having a larger impact on our sales results compared to our previous fiscal quarters. The strengthening

U.S. dollar is depressing our foreign sales as we convert them to U.S. dollars, primarily from our Canadian operations. The 2.0% year-over-year decrease to sales growth from currency translation experienced in the first quarter had the highest impact in the past three years. Foreign currency translation has also negatively impacted our operating income, net earnings and earnings per share. We expect both deflation and foreign currency translation to be factors that impact our results for the next few months.

We have experienced higher operating expenses in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 that are attributable to higher case volumes, with payroll and compensation costs contributing to a lesser extent. Higher management incentive accruals for long-term incentives also impacted our operating expenses. These incentives are based on Sysco's total shareholder return as compared to the S&P 500. Sysco's stock performance improved relative to the S&P 500 in the first quarter of fiscal 2016. Investments in technology projects that provide key support to achieving our financial targets over the next three years also contributed to expense increases.

Interest expense for the first quarter of fiscal 2016 increased $96.0 million, as compared to the first quarter of fiscal 2015, primarily due to the redemption of the senior notes issued in fiscal 2015, to fund the merger that had been proposed with US Foods. The redemption resulted in the payment of a redemption fee, write-offs for unamortized debt issuance costs and discounts associated with these senior notes and a gain on interest rate swap agreements that had been used to hedge these senior notes. In the second quarter of fiscal 2016, Sysco issued $2.0 billion in senior notes and proceeds of $1.5 billion were used to fund our accelerated share repurchase that will lower our share count over the remainder of fiscal 2016. We believe our accelerated share repurchase will provide an expected earnings per share benefit of approximately $0.03 to $0.04 per share in fiscal 2016, driven by a 4% to 5% reduction in average shares outstanding, partially offset by higher interest expense from the new debt issuance.

Strategy

We are focused on optimizing our core broadline business in the U.S., Bahamas, Canada, Costa Rica, Ireland and Mexico, with a customer centric approach, while continuing to explore appropriate opportunities to profitably grow our market share and create shareholder value by expanding beyond our core business. Day-to-day, our business decisions are driven by our mission to market and deliver great products to our customers with exceptional service, with the aspirational vision of becoming our customers’ most valued and trusted business partner.

We have identified five components of our strategy to help us achieve our mission and vision:

•	Partnership - Profoundly enrich the experience of doing business with Sysco;

•	Productivity - Continuously improve productivity in all areas of our business;

•	Products - Enhance offerings through a customer-centric innovation program;

•	People - Implement enterprise-wide talent management process; and

•	Expansion - Explore, assess and pursue new businesses and markets.

In the first quarter of fiscal 2016, we set new three-year financial targets that placed emphasis on accelerating locally-managed customer case growth, managing our operating and administrative costs, growing operating income and return on invested capital. Our key goals are to grow our operating income by at least $400 million by the end of fiscal 2018, and improve our adjusted return on invested capital. We do not expect our improvements to occur evenly on a quarterly basis; however, we are targeting to achieve 20% to 30% of our operating income improvement goal in fiscal 2016. In accomplishing these goals, we believe we could achieve a diluted earnings per share result in the range of $2.40 to $2.50 in fiscal 2018. Return on invested capital improvements include goals to improve our working capital by four days through improved management of working capital, specifically from the combined impact of accounts receivables, inventory and accounts payable. Our underlying assumptions in achieving these goals include moderate growth in our dividend, pursuing investments through acquisitions and reducing diluted shares outstanding through a $3.0 billion share buyback program over the next two years, approximately half of which has been completed, and repurchasing shares to offset any new share issuances from employee equity compensation.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended
	Sep. 26, 2015	Sep. 27, 2014
Sales	100.0%	100.0%
Cost of sales	82.2	82.4
Gross profit	17.8	17.6
Operating expenses	13.9	13.9
Operating income	3.9	3.7
Interest expense	1.0	0.2
Other expense (income), net	(0.1)	—
Earnings before income taxes	3.0	3.5
Income taxes	1.1	1.3
Net earnings	1.9%	2.2%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

13-Week Period Ended
Sales	0.9%
Cost of sales	0.7
Gross profit	2.3
Operating expenses	1.2
Operating income	6.0
Interest expense	310.3
Other expense (income), net	596.5 (1)
Earnings before income taxes	(12.6)
Income taxes	(13.1)
Net earnings	(12.3)
Basic earnings per share	(12.8)%
Diluted earnings per share	(12.8)
Average shares outstanding	1.4
Diluted shares outstanding	1.3

(1)	Other expense (income), net was income of $15.2 million in the first quarter of fiscal 2016 and income of $2.2 million in the first quarter of fiscal 2015.

Sales

Sales for the first quarter of fiscal 2016 were 0.9% higher than the first quarter of fiscal 2015. Sales for the first quarter of fiscal 2016 increased as a result of case volume growth and sales from acquisitions that occurred within the last 12 months. Partially offsetting this growth were unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars and product cost deflation and the resulting decrease in selling prices. Case volumes for the company's U.S. Broadline operations including acquisitions within the last 12 months improved 3.4% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 and included a 2.0% improvement in locally-managed customer case growth. Sales from acquisitions within the last 12 months favorably impacted sales by 0.4% for the first quarter of fiscal 2016. The changes in the exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 2.0% in the first quarter of fiscal 2016. Change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.2% during the first quarter of fiscal 2016. For our U.S. Broadline operations, our rate of deflation was 1.1%. Deflation in the first quarter of fiscal 2016 has occurred primarily in the dairy, meat, poultry and seafood categories, partially offset by modest inflation in other product categories.

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

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Sep. 26, 2015	13-Week Period Ended Sep. 27, 2014	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$2,237,995	$2,188,717	$49,278	2.3%
Operating expenses	1,744,521	1,723,104	21,417	1.2
Operating income	$493,474	$465,613	$27,861	6.0%

Gross profit	$2,237,995	$2,188,717	$49,278	2.3%
Adjusted operating expenses (Non-GAAP)	1,731,516	1,679,669	51,847	3.1
Adjusted operating income (Non-GAAP)	$506,479	$509,048	$(2,569)	(0.5)%

The increase in operating income for the first quarter of fiscal 2016 was impacted by lower operating expenses attributable to Certain Items, primarily merger and integration planning expenses. Adjusted operating income for the first quarter of fiscal 2016 was slightly less than the first quarter of fiscal 2015 primarily from higher pay-related expenses, which were driven by higher case volumes and increased long-term incentives. Also contributing were increased operating expenses from technology investments, partially offset by higher gross profits. An additional unfavorable impact resulted from the strengthening U.S. dollar, which is reducing our operating income as we convert those amounts to U.S. dollars. More information on the rationale for the use of these adjusted measures and reconciliations can be found under “Non-GAAP Reconciliations.”

Gross profit dollars increased in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, primarily due to increased sales volumes, favorable category management and improved mix, both in terms of local case growth and Sysco branded products. Gross margin, which is gross profit as a percentage of sales, was 17.81% in the first quarter of fiscal 2016, an improvement of 23 basis points from the gross margin of 17.59% in the first quarter of fiscal 2015. Our locally-managed case volume growth continues to increase and our corporate-managed customers' volume has remained strong, but competitive pricing pressure has contributed to gross margin pressure for these corporate-managed customers. Changes in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.2% during the first quarter of fiscal 2016.

Operating expenses for the first quarter of fiscal 2016 increased 1.2%, or $21.4 million, over the first quarter of fiscal 2015. Adjusted operating expenses for the first quarter of fiscal 2016 increased 3.1%, or $51.8 million, as compared to the first quarter of fiscal 2015. The increase in operating expenses resulted primarily from higher pay-related expenses, which were driven by higher case volumes and increased long-term incentives. Investments in technology projects that provide key support to achieving our financial targets over the next three years also contributed to expense increases. An additional favorable impact resulted from the strengthening U.S. dollar, which is reducing our operating expenses as we convert foreign operating expenses to U.S. dollars.

Factors Impacting Adjusted Operating Expenses

Pay-related expenses represent a significant portion of our operating costs, and can increase due to volume growth, acquisitions and pay increases, among other factors. These expenses increased by $58.3 million in the first quarter of fiscal 2016 over the first quarter of fiscal 2015 due primarily to case volume increases and also, to a lesser extent, to a $9.4 million increase in long-term incentive accruals. These incentives are based on Sysco's total shareholder return as compared to the S&P 500. Sysco's stock performance improved relative to the S&P 500 in the first quarter of fiscal 2016, which increased the expense associated with these awards.

Cost per case is an important metric management uses to measure our expense performance. This metric is calculated by dividing the total operating expense of our U.S. Broadline companies by the number of cases sold. Adjusted cost per case is calculated similarly; however, the operating expense component excludes severance charges, which are the Certain Items applicable to these companies, dividend by the number of cases sold. Our corporate expenses are not included in the cost per cases metrics because the metric is a measure of efficiency in our operations. Our U.S. Broadline operations represent approximately 70% of Sysco's sales and nearly 70% of our operating expenses prior to corporate expenses. We seek to grow our sales and reduce our costs on a per case basis. Our cost per case and adjusted cost per case decreased $0.01 per case in the first quarter of fiscal 2016 as compared to the corresponding period of fiscal 2015. Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for the first quarter of fiscal 2016. The decreases reflect progress in productivity improvements and cost reductions in our supply chain.

Certain Items within Operating Expenses

Sysco’s operating expenses are impacted by Certain Items, which are expenses that can be difficult to predict, can be unanticipated or do not represent core operating expenses. More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.” Certain Items for the first quarter of fiscal 2016 relate primarily to costs incurred in connection with the termination of the merger that had been proposed with US Foods. These costs totaled $9.8 million in the first quarter of fiscal 2016. We do not anticipate incurring any further costs related to the merger termination. Certain Items for the first quarter of fiscal 2015 related primarily to integration planning and transaction costs incurred in connection with the merger that had been proposed with US Foods. These costs totaled $40.5 million in the first quarter of fiscal 2015.

Interest Expense

Interest expense increased $96.0 million for the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, due to a loss of $86.5 million in connection with the redemption of the notes issued in fiscal 2015 to fund the merger that was proposed with US Foods. These items, along with interest expense incurred in fiscal 2016 through the date the senior notes were redeemed, are included in our Certain Items. Our interest expense increased $4.8 million excluding Certain Items.

 Net Earnings

Net earnings decreased 12.3% in the first quarter of fiscal 2016 from the comparable period of the prior year due primarily to increased interest expense related to the redemption of the senior notes.  Items impacting our income taxes from effective tax rates are discussed in Note 12, "Income Taxes". Adjusted net earnings increased 0.9% during the same period primarily from sales and gross profit growth. An additional unfavorable impact of $5.7 million resulted from the strengthening U.S. dollar, which reduced our net earnings as we converted foreign earnings to U.S. dollars.

Earnings Per Share

Basic and diluted earnings per share in the first quarter of fiscal 2016 were both $0.41, a 12.8% decrease from the comparable prior period amounts of $0.47 per share. Adjusted diluted earnings per share in the first quarter of fiscal 2016 were $0.52, matching the comparable prior period amount of $0.52 per share. These results were primarily from the factors discussed above related to net earnings and an increase in outstanding shares. As discussed below in “Liquidity and Capital Resources - Financing Activities,” our shares outstanding have increased primarily as a result of stock option exercises and restricted stock unit awards to employees. This resulted in lowering our earnings per share amounts by one cent for the first quarter of fiscal 2016. The unfavorable impact that resulted from the strengthening U.S. dollar, reduced our earnings per share as we converted foreign earnings to U.S. dollars at an estimated impact of one cent per share. As noted in our Trends discussion above, our accelerated share repurchases that occurred in the second quarter of fiscal 2016 will favorably impact our fiscal 2016 earnings per share.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by severance charges, merger and integration planning costs, litigation costs and termination costs in connection with the merger that had been proposed with US Foods, facility closure charges and US Foods related financing costs. Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove the impact of these charges provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis.

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

Set forth below is a reconciliation of actual operating expenses, operating income, interest expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Sep. 26, 2015	13-Week Period Ended Sep. 27, 2014	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,744,521	$1,723,104	$21,417	1.2%
Impact of severance charges	(3,189)	(1,804)	(1,385)	0.8
Impact of US Foods merger and integration planning costs	(9,816)	(40,481)	30,665	(0.8)
Impact of facility closure charges	—	(1,150)	1,150	NM
Adjusted operating expenses (Non-GAAP)	$1,731,516	$1,679,669	$51,847	3.1%
Operating income (GAAP)	$493,474	$465,613	$27,861	6.0%
Impact of severance charge	3,189	1,804	1,385	0.8
Impact of US Foods merger and integration planning costs	9,816	40,481	(30,665)	(0.8)
Impact of facility closure charges	—	1,150	(1,150)	NM
Adjusted operating income (Non-GAAP)	$506,479	$509,048	$(2,569)	(0.5)%
Interest expense (GAAP)	$126,907	$30,934	$95,973	310.3%
Impact of US Foods financing costs	(94,835)	(3,703)	(91,132)	NM
Adjusted interest expense (Non-GAAP)	$32,072	$27,231	$4,841	17.8%
Net earnings (GAAP) (1)	$244,420	$278,813	$(34,393)	(12.3)%
Impact of severance charge (net of tax)	1,991	1,151	840	0.7
Impact of US Foods merger and integration planning costs (net of tax)	6,128	25,835	(19,707)	(0.8)
Impact of facility closure charges (net of tax)	—	734	(734)	NM
Impact of US Foods Financing Costs (net of tax)	59,203	2,363	56,840	24.1
Adjusted net earnings (Non-GAAP) (1)	$311,742	$308,896	$2,846	0.9%
Diluted earnings per share (GAAP) (1)	$0.41	$0.47	$(0.06)	(12.8)%
Impact of US Foods merger and integration planning costs	0.01	0.04	(0.03)	(75.0)
Impact of US Foods Financing Costs	0.10	—	0.10	NM
Adjusted diluted earnings per share (Non-GAAP) (1)	$0.52	$0.52	$—	—%
Diluted shares outstanding	600,789,913	593,309,750

(1) The net earnings and diluted earnings per share impacts are shown net of tax.  The aggregate tax impact of adjustments for Certain Items was $40.5 million and $17.1 million for the first quarter of fiscal 2016 and fiscal 2015, respectively.  Amounts are calculated by multiplying the operating income impact of each item by the respective year’s effective tax rate.

Segment Results

We have aggregated certain of our operating companies into two reporting segments, Broadline and SYGMA, as defined in the accounting literature related to disclosures about segments of an enterprise.  The Broadline reportable segment is an aggregation of the company’s U.S. and International Broadline segments located in the Bahamas, Canada, Costa Rica and Ireland.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce, custom-cut meat operations, lodging industry segments, a company that distributes specialty imported products,  a company that distributes to international customers and the company’s Sysco Ventures platform, which includes a suite of technology solutions that help support the business needs of Sysco’s customers.  Intersegment sales primarily represent products the Broadline and SYGMA operating companies procured from the specialty produce, custom-cut meat operations, imported specialty products and a company that distributes to international customers.

Management evaluates the performance of each of our operating segments based on its respective operating income results.   Corporate expenses generally include all expenses of the corporate office and Sysco’s shared services center.  These also include all share-based compensation costs.  While a segment’s operating income may be impacted in the short-term by increases or decreases in gross profits, expenses, or a combination thereof, over the long-term each business segment is expected to increase its operating income at a greater rate than sales growth.  This is consistent with our long-term goal of leveraging earnings growth at a greater rate than sales growth.

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 14, "Business Segment Information":

	Operating Income as a Percentage of Sales
	13-Week Period Ended
	Sep. 26, 2015	Sep. 27, 2014
Broadline	7.2%	6.9%
SYGMA	0.4	0.3
Other	2.6	4.0

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 14, "Business Segment Information":

	Increase (Decrease)
	13-Week Period
	Sales	Operating Income
Broadline	0.6%	5.9%
SYGMA	(6.2)	1.4
Other	8.2	(29.7)

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively.  For purposes of this statistical table, operating income of our segments excludes corporate expenses of $265.2 million in the first quarter of fiscal 2016, as compared to $263.7 million in the first quarter of fiscal 2015, that is not charged to our segments.  This information should be read in conjunction with Note 14, "Business Segment Information":

	Components of Segment Results
	13-Week Period Ended
	Sep. 26, 2015		Sep. 27, 2014
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	79.8%	95.8%	80.1%	94.1%
SYGMA	11.5	0.7	12.4	0.7
Other	8.7	3.5	7.5	5.2

Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s U.S. and International Broadline companies located in the Bahamas, Canada, Costa Rica and Ireland.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first quarter of fiscal 2016, the Broadline operating results represented approximately 80% of Sysco’s overall sales and 96% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

 Sales

Sales were 0.6% higher in the first quarter of fiscal 2016 than in the comparable period of the prior year.  Sales for the first quarter of fiscal 2016 increased as a result of case volume growth and sales from acquisitions that occurred within the last 12 months. Partially offsetting this growth were unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars and product cost deflation and the resulting decrease in selling prices.  Case volumes for the company's U.S. Broadline operations including acquisitions within the last 12 months improved 3.4% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 and included a 2.0% improvement in locally-managed customers' case growth.  Sales from acquisitions within the last 12 months favorably impacted sales by 0.4% in the first quarter of fiscal 2016.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 2.0% in the first quarter of fiscal 2016.  Change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.7% during the first quarter of fiscal 2016 for our operating companies in this segment.  Deflation in the first quarter of fiscal 2016 has occurred primarily in the dairy, meat, poultry and seafood categories, partially offset by modest inflation in other product categories.

Operating Income

Operating income increased by 5.9% in the first quarter of fiscal 2016 over the first quarter of fiscal 2015 primarily due to higher gross profits, partially offset by higher operating expenses attributable to higher case volumes. Gross profit dollars increased in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 primarily due to increased sales volumes, favorable category management and improved mix, both in terms of local case growth and Sysco branded products.  Our gross profits grew at a faster pace than operating expenses, reflecting favorable expense management. Our cost per case and adjusted cost per case decreased $0.01 in the first quarter of fiscal 2016 as compared to the corresponding period of fiscal 2015.  Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for the first quarter of fiscal 2016.  The decreases reflect productivity improvements and cost reductions in our supply chain.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 6.2% lower in the first quarter of fiscal 2016 than in the first quarter of fiscal 2015.  The decrease for the first quarter of fiscal 2016 was due to lost and strategically resigned business and lower fuel surcharges.

Operating Income

Operating income increased by 1.9%, or $0.1 million, in the first quarter of fiscal 2016 from the first quarter of fiscal 2015, reflecting improved profitability.  Gross profit dollars decreased 8.0%, while operating expenses decreased 7.3% in the first quarter of fiscal 2016 over the first quarter of fiscal 2015.  These decreases are in line with the reduction in volumes from lost and resigned business.

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

Operating income decreased 29.7%, or $11.2 million in the first quarter of fiscal 2016 from the first quarter of fiscal 2015.  The decrease in operating income was largely due to startup costs and early operating stage results from operations in this segment.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first quarter of fiscal 2016 to the first quarter of fiscal 2015:

•	Cash flows from operations were a negative $261.5 million in 2016 compared to $62.6 million in 2015, and were negatively impacted by cash payments for Certain Items;

•	Capital expenditures totaled $121.2 million in 2016 compared to $118.8 million in 2015;

•
Free cash flow was a negative $381.2 million in 2016 compared to a negative $55.1 million in 2015, and were negatively impacted by cash payments for Certain Items (see Non-GAAP reconciliation below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses was $83.6 million in 2016 compared to $32.1 million in 2015;

•	Net bank repayments were $717.6 million in 2016 compared to net bank borrowings of $268.6 million in 2015; and

•	Dividends paid were $179.0 million in 2016 compared to $170.0 million in 2015.

In addition, we redeemed senior notes in the amount of $5.05 billion, using cash on hand and proceeds from borrowings under our commercial paper program.

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

Our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations. Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. As of September 26, 2015, we had $388.3 million in cash and cash equivalents, approximately 57.0% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

We believe the following sources will be sufficient to meet our anticipated cash requirements for the next twelve months, while maintaining sufficient liquidity for normal operating purposes:

•	our cash flows from operations;

•	the availability of additional capital under our existing commercial paper programs, supported by our revolving credit facility and bank line of credit;

•
our ability to access capital from financial markets, including issuances of debt securities, either privately or under our shelf registration statement filed with the Securities and Exchange Commission (SEC); and

Due to our strong financial position, we believe that we will continue to be able to effectively access the commercial paper market and long-term capital markets, if necessary.

Cash Flows

Operating Activities

We used $261.5 million in our cash flows from operations in the first quarter of fiscal 2016 compared to cash flow generation of $62.6 million in the first quarter of fiscal 2015. The decrease of $324.1 million was largely attributable to negative comparisons on accrued expenses, partially offset by a smaller increase in working capital requirements year-over-year. The negative comparison on accrued expenses was primarily due to $312.5 million in US Foods merger termination payments and a $92.4 million decrease from incentive payments. Our annual incentive payments from the prior fiscal year are paid in the first quarter of each fiscal year, and our fiscal 2015 performance resulted in higher incentive payments as compared to our fiscal 2014 performance. The cash impact of our Certain Items increased $218.6 million year-over-year.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a positive impact of $69.5 million on the period over period comparison of cash flow from operations.  Both periods were affected by increases in accounts receivable and inventory resulting from increases in sales, as well as a seasonal change in volume and customer mix.  Accounts receivable experienced turnover deterioration in both periods resulting primarily from the change in customer mix, but the year-over-year comparison related to turnover was favorable for accounts receivable. Due to normal seasonal patterns, sales to multi-unit customers and school districts represent a larger percentage of our sales at the end of each first quarter period as compared to the end of each prior fiscal year, yielding an increase in the receivables outstanding for these customers.  Payment terms for these types of customers are traditionally longer than average. These factors also resulted in an increase to inventories. Conversely, accounts payable experienced turnover improvement in both periods; however, the impact was more favorable in the first quarter of fiscal 2015 due to greater improvements in working capital management in that period.

Investing Activities

Our capital expenditures in the first quarter of fiscal 2016 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment.

During the first quarter of fiscal 2016, we paid cash of $83.6 million for an acquisition made during the quarter. We also eliminated our restricted cash balance of $168.3 million by using letters of credit as security for self insurance instead of restricted cash.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  Our free cash flow for the first quarter of fiscal 2016 decreased by $326.1 million, to negative $381.2 million as compared to the first quarter of fiscal 2015.   Our cash requirements for our Certain Items were $218.6 million greater in the first quarter of fiscal 2016 than in the first quarter of fiscal 2015 and reduced free cash flow as a result.

Free cash flow should not be used as a substitute for the most comparable GAAP measure in assessing the company’s liquidity for the periods presented.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.  In the table that follows, free cash flow for each period presented is reconciled to net cash used in / provided by operating activities.

	13-Week Period Ended Sep. 26, 2015	13-Week Period Ended Sep. 27, 2014	13-Week Period Change in Dollars	13-Week Period % Change
	(In thousands)
Net cash (used in) provided by operating activities (GAAP)	$(261,482)	$62,618	$(324,100)	(517.6)%
Additions to plant and equipment	(121,243)	(118,821)	(2,422)	—
Proceeds from sales of plant and equipment	1,506	1,126	380	0.3
Free Cash Flow (Non-GAAP)	$(381,219)	$(55,077)	$(326,142)	(592.2)%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $54.8 million in the first quarter of fiscal 2016, as compared to $35.2 million in the first quarter of fiscal 2015.  The increase in proceeds in the first quarter of fiscal 2016 was due to an increase in the number of options exercised in this period, as compared to the first quarter of fiscal 2015.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs. There were no shares repurchased during the first quarter of fiscal 2016 or fiscal 2015.   In June 2015, our Board of Directors approved a repurchase program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. We executed $1.5 billion of this authorization through an accelerated share repurchase program that commenced in the second quarter of fiscal 2016. As a result, there were 32,319,392 shares repurchased through October 24, 2015, resulting in a remaining authorization by our Board of Directors to repurchase up to approximately $1.5 billion in additional shares.  Our historical approach to share repurchases is to buy enough shares to keep our average shares outstanding relatively constant over time.  In addition to the share repurchase program approved in June, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million. The authorization expires on August 21, 2017. No shares have been purchased under this authorization through October 24, 2015. The number of shares we repurchase, if any, in the remainder of fiscal 2016 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash; however, we expect to resume purchases later this year.

Dividends paid in the first quarter of fiscal 2016 were $179.0 million, or $0.30 per share, as compared to $170.0 million, or $0.29 per share, in the first quarter of fiscal 2015.  In August 2015, we declared our regular quarterly dividend for the first quarter of fiscal 2016 of $0.30 per share, which was paid in October 2015.

Debt Activity and Borrowing Availability

Our debt activity and borrowing availability is described in Note 7, "Debt".  Our outstanding borrowings at September 26, 2015, are disclosed within that note.  Updated amounts through October 24, 2015, include:

•	$484.0 million amounts outstanding from our commercial paper program

•	No amounts outstanding from the credit facility supporting the company’s U.S. and Canadian commercial paper programs.

During the first quarter of fiscal 2016 and 2015, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.28% and 0.15%, respectively.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 27, 2015.  Other than as described in this Form 10-Q, there have been no material changes to our specified contractual obligations through September 26, 2015.

The following table sets forth, as of September 26, 2015, certain information concerning our obligations for long-term debt repayments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Recorded Contractual Obligations:
Long-term debt	$3,004,615	$746,724	$1,226,769	$8,313	$1,022,809
Unrecorded Contractual Obligations:
Interest payments related to long-term debt	$1,323,974	$115,953	$231,905	$164,605	$811,511
Total contractual cash obligations	$4,328,589	$862,677	$1,458,674	$172,918	$1,834,320

See Note 7, "Debt" for repayments of debt and Note 16, "Subsequent Events" for additional information on changes in debt.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are most important to the portrayal of our financial position and results of operations.  These policies require our most subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  We have reviewed with the Audit Committee of the Board of Directors the development and selection of the critical accounting policies and estimates and this related disclosure. Sysco’s most critical accounting policies and estimates include those that pertain to the allowance for doubtful accounts receivable, self-insurance programs, pension plans, income taxes, vendor consideration, accounting for business combinations and share-based compensation, which are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings, and our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value;

•	Sysco’s belief regarding accounting treatment for certain transactions;

•	expectations regarding interest expense;

•	the impact of ongoing legal proceedings and estimates of potential liability;

•	the impact of general economic conditions on our business and our industry;

•	statements regarding inflation and other economic trends;

•	expectations regarding deflation and foreign currency translation and the related impact on our results;

•	expectations regarding earnings per share;

•	expectations regarding our efforts to manage expenses;

•	beliefs regarding factors that impact our operating margins;

•	our plans related to locally-managed sales and ongoing gross margin pressures;

•	expectations related to the strategies that we have identified to help us achieve our mission and vision;

•	our plans and expectations regarding our three-year financial targets, including goals related to operating income and return on invested capital;

•	expectations related to cost per case for our U.S. Broadline companies;

•	our goal of leveraging earnings growth at a greater rate than sales growth;

•	expectations regarding operating income and sales for our business segments over the long-term;

•	expectations regarding the allocation of cash generated from operations;

•	the impact of acquisitions and sales of assets and businesses on our liquidity, borrowing capacity, leverage ratios and capital availability;

•	Sysco’s expectations regarding cash held by international subsidiaries;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;

•	Sysco’s expectations regarding cash flows from operations over the long-term, and the factors impacting such cash flows;

•	our expectations regarding free cash flow;

•	expectations regarding tax expense and benefits;

•	expectations regarding acquisitions and related accounting treatment;

•	our strategy and expectations regarding share repurchases and shares outstanding; and

•	expectations related to our forward diesel fuel commitments.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015:

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;

•	risks related to unfavorable conditions in the U.S. economy and local markets and the impact on our results of operations and financial condition;

•	the risk that competition in our industry may adversely impact our margins and our ability to retain customers and make it difficult for us to maintain our market share, growth rate and profitability;

•	the risk that we may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs;

•	the risk of interruption of supplies and increase in product costs as a result of conditions beyond our control;

•	the potential impact on our reputation and earnings of adverse publicity or lack of confidence in our products;

•	risks related to unfavorable changes to the mix of locally-managed customers versus corporate-managed customers;

•	the risk that we may not realize anticipated benefits from our operating cost reduction efforts;

•	difficulties in successfully expanding into international markets and complimentary lines of business;

•	the potential impact of product liability claims;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;

•	risks related to our ability to effectively finance and integrate acquired businesses;

•	our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;

•	our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;

•	the impact on our liquidity by payments required to appeal tax assessments with certain tax jurisdictions;

•	due to our reliance on technology, any technology disruption or delay in implementing new technology could have a material negative impact on our business;

•	the risk that a cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with customers;

•	the potential requirement to pay material amounts under our multiemployer defined benefit pension plans;

•	our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines;

•	labor issues, including the renegotiation of union contracts and shortage of qualified labor; and

•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks consist of interest rate risk, foreign currency exchange rate risk, fuel price risk and investment risk.  For a discussion on our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks”

in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.  There have been no significant changes to our market risks since June 27, 2015, except as noted below.

Interest Rate Risk

At September 26, 2015, there were $717.6 million commercial paper issuances outstanding.  Total debt as of September 26, 2015 was $3.0 billion, of which approximately 60% was at fixed rates of interest, including the impact of our interest rate swap agreements.

In August 2013, we entered into interest rate swap agreements that effectively converted $500 million of the new senior notes maturing in October 2017, to floating rate debt.    Details of our outstanding swap agreement is below:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
February 12, 2018	$500	5.25%	Six-month LIBOR	Every six months in advance	Other assets	$8,219

As noted in Note 6, "Derivative Financial Instruments", the company terminated interest rate swap agreements used to hedge a senior notes offering occurring in the first quarter of fiscal 2016. Payments of $6.1 million were made in the second quarter of fiscal 2016.

As noted in Note 16, "Subsequent Events", concurrent with the offering of $2.0 billion in senior notes in the second quarter of fiscal 2016, the company entered into interest rate swap agreements that effectively converted $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices.  The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control.  During the first quarter of fiscal 2016 and fiscal 2015, fuel costs related to outbound deliveries represented approximately 0.5% and 0.7% of sales, respectively.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements.  As of September 26, 2015, we had forward diesel fuel commitments totaling approximately $104.5 million through September 2017.  These contracts will lock in the price of approximately 50% of our fuel purchase needs for the remainder of fiscal 2016 and lesser amounts during fiscal 2017.  Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on the evaluation of our disclosure controls and procedures as of September 26, 2015, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended September 26, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 27, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the first quarter of fiscal 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
June 28 – July 25	11,242	$38.23	—	11,655,197
Month #2
July 26 – August 22	7,394	40.03	—	11,655,197
Month #3
August 23 – September 26	—	—	—	11,655,197

Total	18,636	$38.94	—	11,655,197

The total number of shares purchased includes 11,242, 7,394 and 0 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

In June 2015, our Board of Directors approved a repurchase program to repurchase from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two year period ending July 1, 2017, including $1.5 billion through an accelerated share repurchase program that commenced in the second quarter of fiscal 2016, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. In addition to this share repurchase program approved in June, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million.  The authorization expires on August 21, 2017.  Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors.

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

Sysco Corporation
(Registrant)

	By	/s/ WILLIAM J. DELANEY
William J. DeLaney
President and Chief Executive Officer

Date: November 2, 2015

	By	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: November 2, 2015

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
Twenty-Second Supplemental Indenture dated as of September 28, 2015 among Sysco, the Guarantors and the Trustee relating to the addition of new guarantors under the Indenture, incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 28, 2015 (File No. 1-6544).

4.2	—
Twenty-Third Supplemental Indenture, including form of Note, dated as of September 28, 2015 among Sysco, the Guarantors and the Trustee relating to the 2020 Notes, incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 28, 2015 (File No. 1-6544).

4.3	—
Twenty-Fourth Supplemental Indenture, including form of Note, dated as of September 28, 2015 among Sysco, the Guarantors and the Trustee relating to the 2025 Notes, incorporated by reference to Exhibit 4.4 to Form 8-K filed on September 28, 2015 (File No. 1-6544).

4.4	—
Twenty-Fifth Supplemental Indenture, including form of Note, dated as of September 28, 2015 among Sysco, the Guarantors and the Trustee relating to the 2045 Notes, incorporated by reference to Exhibit 4.6 to Form 8-K filed on September 28, 2015 (File No. 1-6544).

10.1#†		Sysco Corporation Fiscal 2016 Management Incentive Program (MIP) For Corporate MIP Bonus-eligible Positions adopted effective August 20, 2015.

10.2#†		Sysco Corporation Fiscal Year 2016 Cash Performance Unit Program (Performance Period Fiscal 2016-2018) adopted effective August 20, 2015.

10.3#		Master Confirmation dated September 23, 2015, between Sysco Corporation and Goldman, Sachs & Co.

10.4#+		Supplemental Confirmation dated September 23, 2015, between Sysco Corporation and Goldman, Sachs & Co.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Review Report from Ernst & Young LLP dated November 2, 2015, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 filed with the SEC on  November 2, 2015, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of September 26, 2015, June 27, 2015 and September 27, 2014, (ii) Consolidated Results of Operations for the thirteen week period ended September 26, 2015 and September 27, 2014, (iii) Consolidated Statements of Comprehensive Income for the thirteen period ended September 26, 2015 and September 27, 2014, (iv) Consolidated Cash Flows for the thirteen week period ended September 26, 2015 and September 27, 2014, and (v) the Notes to Consolidated Financial Statements.

___________
† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.
# Filed herewith
* Furnished herewith
+ Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.