Form 10-Q
period 2015-12-26
SYSCO CORP
filed 2016-02-02
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2015

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
Yes ☐     No ☑

564,603,274 shares of common stock were outstanding as of January 23, 2016.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Dec. 26, 2015	Jun. 27, 2015	Dec. 27, 2014
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$595,602	$5,130,044	$4,907,677
Accounts and notes receivable, less allowances of $57,631, $41,720, and $68,427	3,353,453	3,353,381	3,529,997
Inventories	2,736,382	2,691,823	2,791,813
Deferred income taxes	—	135,254	140,456
Prepaid expenses and other current assets	83,263	93,039	76,682
Prepaid income taxes	10,326	90,763	10,279
Total current assets	6,779,026	11,494,304	11,456,904
Plant and equipment at cost, less depreciation	3,936,612	3,982,143	4,002,932
Long-term assets
Goodwill	1,977,921	1,959,817	1,966,547
Intangibles, less amortization	163,089	154,809	168,446
Restricted cash	—	168,274	165,465
Other assets	232,820	229,934	169,515
Total other assets	2,373,830	2,512,834	2,469,973
Total assets	$13,089,468	$17,989,281	$17,929,809

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$83,037	$70,751	$76,876
Accounts payable	2,710,469	2,881,953	2,797,947
Accrued expenses	1,071,632	1,467,610	1,100,239
Current maturities of long-term debt	7,076	4,979,301	310,891
Total current liabilities	3,872,214	9,399,615	4,285,953
Long-term liabilities
Long-term debt	4,265,857	2,271,825	7,208,252
Deferred income taxes	111,822	81,591	117,353
Other long-term liabilities	852,655	934,722	940,349
Total other liabilities	5,230,334	3,288,138	8,265,954
Commitments and contingencies
Noncontrolling interest	45,493	41,304	34,942
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,022,816	1,213,999	1,181,918
Retained earnings	8,922,498	8,751,985	8,858,831
Accumulated other comprehensive loss	(1,045,177)	(923,197)	(828,656)
Treasury stock at cost, 198,552,842, 170,857,231 and 174,109,675 shares	(5,723,885)	(4,547,738)	(4,634,308)
Total shareholders' equity	3,941,427	5,260,224	5,342,960
Total liabilities and shareholders' equity	$13,089,468	$17,989,281	$17,929,809
Note: The June 27, 2015 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 26, 2015	Dec. 27, 2014
Sales	$12,153,626	$12,087,074	$24,716,237	$24,532,155
Cost of sales	9,996,812	10,001,937	20,321,428	20,258,301
Gross profit	2,156,814	2,085,137	4,394,809	4,273,854
Operating expenses	1,724,231	1,769,691	3,468,752	3,492,795
Operating income	432,583	315,446	926,057	781,059
Interest expense	47,235	77,042	174,142	107,976
Other expense (income), net	(7,764)	2,207	(23,004)	19
Earnings before income taxes	393,112	236,197	774,919	673,064
Income taxes	120,713	78,218	258,100	236,272
Net earnings	$272,399	$157,979	$516,819	$436,792

Net earnings:
Basic earnings per share	$0.48	$0.27	$0.89	$0.74
Diluted earnings per share	0.48	0.27	0.88	0.73

Average shares outstanding	566,881,538	590,723,351	581,790,230	589,499,802
Diluted shares outstanding	571,452,124	595,911,680	586,121,013	594,610,315

Dividends declared per common share	$0.31	$0.30	$0.61	$0.59

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 26, 2015	Dec. 27, 2014
Net earnings	$272,399	$157,979	$516,819	$436,792
Other comprehensive (loss):
Foreign currency translation adjustment	(44,453)	(91,853)	(131,682)	(163,107)
Items presented net of tax:
Amortization of cash flow hedges	1,825	1,639	3,501	1,765
Change in fair value of cash flow hedges	—	—	(3,779)	(34,111)
Amortization of prior service cost	1,715	1,737	3,430	3,474
Amortization of actuarial loss, net	3,275	2,993	6,550	5,986
Total other comprehensive (loss)	(37,638)	(85,484)	(121,980)	(185,993)
Comprehensive income	$234,761	$72,495	$394,839	$250,799

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	26-Week Period Ended
	Dec. 26, 2015	Dec. 27, 2014
Cash flows from operating activities:
Net earnings	$516,819	$436,792
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	44,045	44,460
Depreciation and amortization	281,400	274,655
Amortization of debt issuance and other debt-related costs	13,637	20,144
Loss on extinguishment of debt	86,460	—
Deferred income taxes	153,423	6,804
Provision for losses on receivables	10,093	9,414
Other non-cash items	(15,468)	(2,359)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(50,853)	(181,877)
(Increase) in inventories	(69,370)	(214,111)
Decrease in prepaid expenses and other current assets	9,812	6,537
(Decrease) in accounts payable	(140,499)	(7,450)
(Decrease) increase in accrued expenses	(388,667)	78,438
Increase in accrued income taxes	92,638	40,220
(Increase) decrease in other assets	(9,556)	16,072
(Decrease) in other long-term liabilities	(52,942)	(67,438)
Excess tax benefits from share-based compensation arrangements	(12,091)	(7,863)
Net cash provided by operating activities	468,881	452,438
Cash flows from investing activities:
Additions to plant and equipment	(248,233)	(298,068)
Proceeds from sales of plant and equipment	10,827	2,130
Acquisition of businesses, net of cash acquired	(98,154)	(29,177)
Decrease (increase) in restricted cash	168,274	(20,053)
Net cash used for investing activities	(167,286)	(345,168)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	—	(129,999)
Other debt borrowings	2,012,353	5,008,502
Other debt repayments	(19,155)	(21,618)
Redemption of senior notes	(5,050,000)	—
Debt issuance costs	(20,881)	(30,980)
Cash paid for settlement of cash flow hedge	(6,134)	(188,840)
Cash received from termination of interest rate swap agreements	14,496	—
Proceeds from stock option exercises	131,969	122,492
Accelerated share and treasury stock purchases	(1,521,638)	—
Dividends paid	(348,436)	(340,654)
Excess tax benefits from share-based compensation arrangements	12,091	7,863
Net cash (used for) provided by financing activities	(4,795,335)	4,426,766
Effect of exchange rates on cash and cash equivalents	(40,702)	(39,405)
Net (decrease) increase in cash and cash equivalents	(4,534,442)	4,494,631
Cash and cash equivalents at beginning of period	5,130,044	413,046
Cash and cash equivalents at end of period	$595,602	$4,907,677
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$106,600	$73,756
Income taxes	33,156	189,538

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

The company adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs in fiscal 2015. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than an asset. This guidance requires retrospective application; therefore, prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation.

Deferred taxes within the consolidated balance sheet for December 26, 2015, have been classified as long-term due to the adoption of an accounting pronouncement related to simplification in the presentation of deferred taxes. See Note 2, "Changes in Accounting" for additional information on these changes.

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

2.  CHANGES IN ACCOUNTING

Simplification of Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative, which is the FASB's effort to reduce the cost and complexity of certain aspects of U.S. GAAP. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The guidance does not change the existing requirement that only permits offsetting of deferred tax assets and deferred tax liabilities within a jurisdiction. The company early adopted this standard in the second quarter of fiscal 2016 on a prospective basis, as permitted by the ASU.

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

4.  ACQUISITIONS

During the first 26 weeks of fiscal 2016, the company paid cash of $98.2 million for acquisitions. The acquisitions did not have a material effect on the company's operating results, cash flows or financial position. Certain current year and prior year acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are attained. As of December 26, 2015, aggregate contingent consideration outstanding was $28.4 million, of which $20.7 million was recorded as earnout liabilities as of December 26, 2015.

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

•
The interest rate swap agreements, discussed further in Note 6, "Derivative Financial Instruments" are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included within other assets and other long-term liabilities as Level 2 measurements in the tables below.

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of December 26, 2015, June 27, 2015 and December 27, 2014:

	Assets and Liabilities Measured at Fair Value as of Dec. 26, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$234,161	$61,473	$—	$295,634
Other assets
Interest rate swap agreement	—	3,936	—	3,936
Total assets at fair value	$234,161	$65,409	$—	$299,570

Liabilities:
Long-term debt	$—	$1,241,786	$—	$1,241,786
Other long-term liabilities:
Interest rate swap agreement	—	6,575	—	6,575
Total liabilities at fair value	$—	$1,248,361	$—	$1,248,361

	Assets and Liabilities Measured at Fair Value as of Jun. 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$4,677,735	$63,689	$—	$4,741,424
Restricted cash	168,274	—	—	168,274
Other assets
Interest rate swap agreement	—	12,597	—	12,597
Total assets at fair value	$4,846,009	$76,286	$—	$4,922,295

Liabilities:
Accrued expenses
Current portion of long-term debt	$—	$1,257,127	$—	$1,257,127
Long-term debt	—	503,379	—	503,379
Total liabilities at fair value	$—	$1,760,506	$—	$1,760,506

	Assets and Liabilities Measured at Fair Value as of Dec. 27, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$4,655,434	$21,841	$—	$4,677,275
Restricted cash	165,465	—	—	165,465
Other assets
Interest rate swap agreement	—	4,802	—	4,802
Total assets at fair value	$4,820,899	$26,643	$—	$4,847,542

Liabilities:
Long-term debt	$—	$1,752,118	$—	$1,752,118
Other long-term liabilities
Interest rate swap agreement	—	152	—	152
Total liabilities at fair value	$—	$1,752,270	$—	$1,752,270

The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities.  The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement.  The table above reflects the fair value for any long-term debt that has been hedged and is recorded at fair value. Non-hedged debt is recorded at book value. The fair value of total non-hedged debt approximated $3.3 billion, $5.6 billion and $7.6 billion as of December 26, 2015, June 27, 2015 and December 27, 2014, respectively.  The carrying value of total non-hedged debt was $3.1 billion, $5.4 billion and $7.1 billion as of December 26, 2015, June 27, 2015 and December 27, 2014, respectively.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

Sysco manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve this position. The company does not use derivative financial instruments for trading or speculative purposes.

In October 2015, Sysco issued senior notes totaling $2.0 billion to fund $1.5 billion in repurchases of outstanding shares of its common stock pursuant to its $1.5 billion accelerated share repurchase program, to repay approximately $500 million of its outstanding commercial paper and for general corporate purposes. Concurrent with the offering of these senior notes, the company entered into interest rate swap agreements that effectively converted $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

In August 2015, the company entered into forward starting swap agreements with a notional amount totaling $500 million. The company designated these derivatives as cash flow hedges to reduce interest rate exposure on forecasted 10-year debt due to changes in the benchmark interest rates for debt the company expected to issue in fiscal 2016. Concurrent with the debt offering in October 2015, Sysco terminated these hedges and paid $6.1 million. The loss was recorded in Accumulated other comprehensive income (loss) and will be amortized to interest expense over the term of the issued debt.

In October 2014, Sysco obtained long-term financing for its proposed merger with US Foods, Inc. (US Foods) by completing a six-part senior notes offering totaling $5 billion. At the same time of these note issuances, the company entered into interest rate swap agreements that effectively converted $500 million of senior notes maturing in fiscal 2018 and $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These are collectively referred to as the 2015 swaps. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates. In the first quarter of 2016, we terminated the 2015 swaps for proceeds of $14.5 million in connection with the redemption of these senior notes.

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

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 26, 2015, June 27, 2015 and December 27, 2014 are as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap agreements:
Dec. 26, 2015	Other assets	$3,936	Other liabilities	$6,575
Jun. 27, 2015	Other assets	12,597
Dec. 27, 2014	Other assets	4,802	Other long-term liabilities	152

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended December 26, 2015 and December 27, 2014 presented on a pretax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		13-Week Period Ended
		Dec. 26, 2015	Dec. 27, 2014
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$—	$(6,401)
Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	—	—
Interest rate contracts	Interest expense	2,962	(2,660)

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 26-week periods ended December 26, 2015 and December 27, 2014 presented on a pretax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		26-Week Period Ended
		Dec. 26, 2015	Dec. 27, 2014
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$—	$(9,670)
Cash Flow Hedge Relationships:
Interest rate swap agreements	Other comprehensive income	5,682	55,374
Interest rate contracts	Interest expense	6,134	(2,865)
Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rates. Hedge ineffectiveness is recorded directly in earnings within interest expense and was not applicable for the second quarter of fiscal 2016 and was immaterial for the second quarter of fiscal 2015 and the 26-week periods ended December 26, 2015 and December 27, 2014. The interest rate swaps do not contain credit-risk-related contingent features.

7.  DEBT

Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. As of December 26, 2015, there were no commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 26 weeks of 2016, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1.0 billion.

In June 2015, Sysco terminated the US Foods merger agreement triggering the redemption of the senior notes that had been issued in contemplation of the proposed merger at a redemption price equal to 101% of the principal of the senior notes. Sysco redeemed the senior notes in July 2015 using cash on hand and proceeds from our commercial paper program in the amount of $5.05 billion. The repayment of these senior notes triggered a redemption loss of $86.5 million included in interest expense for the first quarter of fiscal 2016. Additionally, as discussed in Note 6, "Derivative Financial Instruments," the company terminated fair value hedges associated with these senior notes. Interest expense for the first 26 weeks of fiscal 2016 includes the following amounts from these transactions:

26-Week Period Ended Dec. 26, 2015
(In thousands)
Redemption Premium Payment	$50,000
Debt issuance cost write-off	28,642
Bond discount write-off	17,869
Gain on swap termination	(10,051)
Loss on extinguishment of debt	86,460
Interest expense on senior notes	8,375
Total	$94,835

Senior Notes Offering

On September 28, 2015, Sysco issued senior notes totaling $2.0 billion. Details of the senior notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
October 1, 2020	$750	2.60%	99.809%
October 1, 2025	750	3.75%	100.00%
October 1, 2045	500	4.85%	99.921%
Sysco used the net proceeds from the offering to fund repurchases of outstanding shares of its common stock pursuant to Sysco’s $1.5 billion accelerated share repurchase program, to repay approximately $500 million of its outstanding commercial paper and for general corporate purposes. The notes are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes. Interest on the senior notes will be paid semi-annually in arrears on April 1 and October 1, beginning April 1, 2016. At Sysco’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the senior notes maturing in 2020 before the date that is one month prior to the maturity date, (ii) the senior notes maturing in 2025 before the date that is three months prior to the maturity date or (iii) the senior notes maturing in 2045 before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the senior notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed that would be due if such senior notes matured on the applicable date described above. If Sysco elects to redeem a series of senior notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the senior notes to be redeemed. Sysco will pay accrued and unpaid interest on the notes redeemed to the redemption date.

8.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

In the tables below, the caption “Pension Benefits” includes both the company-sponsored qualified pension plan and the Supplemental Executive Retirement Plan. The components of net company-sponsored benefit cost for the second quarter and first 26 weeks of fiscal 2016 and fiscal 2015 are as follows:

	Pension Benefits		Other Postretirement Plans
	Dec. 26, 2015	Dec. 27, 2014	Dec. 26, 2015	Dec. 27, 2014
	(In thousands)
Service cost	$2,902	$2,815	$134	$134
Interest cost	42,833	42,779	153	148
Expected return on plan assets	(53,202)	(57,156)	—	—
Amortization of prior service cost	2,743	2,777	41	42
Amortization of actuarial loss (gain)	5,435	4,968	(118)	(109)
Net periodic costs (benefits)	$711	$(3,817)	$210	$215

	Pension Benefits		Other Postretirement Plans
	Dec. 26, 2015	Dec. 27, 2014	Dec. 26, 2015	Dec. 27, 2014
	(In thousands)
Service cost	$5,803	$5,630	$268	$268
Interest cost	85,665	85,558	305	296
Expected return on plan assets	(106,404)	(114,312)	—	—
Amortization of actuarial loss (gain)	5,486	5,554	83	84
Amortization of actuarial loss (gain)	10,870	9,936	(236)	(218)
Net periodic costs (benefits)	$1,420	$(7,634)	$420	$430

     Sysco’s contributions to its company-sponsored defined benefit plans were $43.7 million and $62.3 million during the first 26 weeks of fiscal 2016 and 2015, respectively.

9. SHAREHOLDERS' EQUITY

Accelerated Share Repurchase Program
On September 23, 2015, the company entered into a Master Confirmation and Supplemental Confirmation (collectively, the ASR Agreement) with Goldman, Sachs & Co. (Goldman) relating to an accelerated share repurchase program (the ASR Program). Pursuant to the terms of the ASR Agreement, Sysco agreed to repurchase $1.5 billion of its common stock from Goldman.

In connection with the ASR Program, the company paid $1.5 billion to Goldman on September 28, 2015, in exchange for 32,319,392 shares of the company’s outstanding common stock, which represents a substantial majority of the shares owed to Sysco by Goldman; however, the number of shares ultimately delivered to the company by Goldman is subject to adjustment based on the volume-weighted average share price of the company’s common stock during the term of the ASR Agreement, less an agreed discount. All purchases under the ASR Program will be completed by May 2016, although the exact date of completion will depend on whether or when Goldman exercises an acceleration option that it has under the ASR Agreement. At settlement, the company may be entitled to receive additional shares of common stock from Goldman or, under certain circumstances, may be required to issue additional shares or make a payment to Goldman at the company’s option.

The initial receipt of 32,319,392 shares is included in Treasury Stock and reduced the company's weighted average common shares outstanding for the second quarter and first 26 weeks of fiscal 2016. The adjustment feature, which is based on the volume-weighted average share price, is considered a forward contract indexed to Sysco's own common stock and meets all of the applicable criteria for equity classification and, therefore, is not accounted for as a derivative instrument.

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 26, 2015	Dec. 27, 2014
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$272,399	$157,979	$516,819	$436,792
Denominator:
Weighted-average basic shares outstanding	566,881,538	590,723,351	581,790,230	589,499,802
Dilutive effect of share-based awards	4,570,586	5,188,329	4,330,783	5,110,513
Weighted-average diluted shares outstanding	571,452,124	595,911,680	586,121,013	594,610,315
Basic earnings per share	$0.48	$0.27	$0.89	$0.74
Diluted earnings per share	$0.48	$0.27	$0.88	$0.73

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,000,000 and 2,000,000 for the second quarter of fiscal 2016 and fiscal 2015, respectively.  The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 965,000 and 1,300,000 for the first 26 weeks of 2016 and 2015, respectively.

11.  OTHER COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans.  Comprehensive income was $234.8 million and $72.5 million for the second quarter of fiscal 2016 and fiscal 2015, respectively.  Comprehensive income was $394.8 million and $250.8 million for the first 26 weeks of fiscal 2016 and 2015, respectively.

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Dec. 26, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,784	$1,069	$1,715
Amortization of actuarial loss (gain), net	Operating expenses	5,317	2,042	3,275
Total reclassification adjustments		8,101	3,111	4,990
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(44,453)	—	(44,453)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,962	1,137	1,825
Total other comprehensive (loss) income		$(33,390)	$4,248	$(37,638)

		13-Week Period Ended Dec. 27, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,819	$1,082	$1,737
Amortization of actuarial loss (gain), net	Operating expenses	4,859	1,866	2,993
Total reclassification adjustments		7,678	2,948	4,730
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(91,853)	—	(91,853)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,660	1,021	1,639
Total other comprehensive (loss) income		$(81,515)	$3,969	$(85,484)

		26-Week Period Ended Dec. 26, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$5,568	$2,138	$3,430
Amortization of actuarial loss (gain), net	Operating expenses	10,634	4,084	6,550
Total reclassification adjustments		16,202	6,222	9,980
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(131,682)	—	(131,682)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,682	2,181	3,501
Change in fair value of cash flow hedge	N/A	(6,134)	(2,355)	(3,779)
Total other comprehensive (loss) income		$(115,932)	$6,048	$(121,980)

		26-Week Period Ended Dec. 27, 2014
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$5,638	$2,164	$3,474
Amortization of actuarial loss (gain), net	Operating expenses	9,718	3,732	$5,986
Total reclassification adjustments		15,356	5,896	9,460
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(163,107)	—	(163,107)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,865	1,100	1,765
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(55,374)	(21,263)	(34,111)
Total other comprehensive (loss) income		$(200,260)	$(14,267)	$(185,993)

The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	26-Week Period Ended Dec. 26, 2015
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2015	$(705,311)	$(97,733)	$(120,153)	$(923,197)
Other comprehensive income before reclassification adjustments	—	(131,682)	—	(131,682)
Amortization of cash flow hedges	—	—	3,501	3,501
Change in fair value of cash flow hedges	—	—	(3,779)	(3,779)
Amortization of unrecognized prior service cost	3,430	—	—	3,430
Amortization of unrecognized net actuarial losses	6,550	—	—	6,550
Balance as of Dec. 26, 2015	$(695,331)	$(229,415)	$(120,431)	$(1,045,177)

	26-Week Period Ended Dec. 27, 2014
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 28, 2014	$(685,957)	$134,452	$(91,158)	$(642,663)
Other comprehensive income before reclassification adjustments	—	(163,107)	—	(163,107)
Amortization of cash flow hedges	—	—	1,765	1,765
Change in fair value of cash flow hedges	—	—	(34,111)	(34,111)
Amortization of unrecognized prior service cost	3,474	—	—	3,474
Amortization of unrecognized net actuarial losses	5,986	—	—	5,986
Balance as of Dec. 27, 2014	$(676,497)	$(28,655)	$(123,504)	$(828,656)

12.  SHARE-BASED COMPENSATION

Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employee Stock Purchase Plan, and various non‑employee director plans.

Stock Incentive Plans

In the first 26 weeks of fiscal 2016, options to purchase 4,326,915 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 26 weeks of fiscal 2016 was $40.59.

In the first 26 weeks of fiscal 2016, 435,970 restricted stock units were granted to employees. Based on the jurisdiction in which the employee resides, some of these restricted stock units were granted with forfeitable dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per restricted stock unit granted during the first 26 weeks of fiscal 2016 was $40.41.

Employee Stock Purchase Plan

Plan participants purchased 704,129 shares of Sysco common stock under the Sysco Employee Stock Purchase Plan during the first 26 weeks of fiscal 2016.

The weighted average fair value per share of employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan was $5.63 during the first 26 weeks of fiscal 2016. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements

The total share-based compensation cost that has been recognized in results of operations was $44.0 million and $44.5 million for the first 26 weeks of fiscal 2016 and fiscal 2015, respectively.

As of December 26, 2015, there was $70.4 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.6 years.

13.  INCOME TAXES

Uncertain Tax Positions

As of December 26, 2015, the gross amount of unrecognized tax benefits was $32.1 million, and the gross amount of liability for accrued interest related to unrecognized tax benefits was $19.4 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions that were being challenged upon audit or because the company agrees to their disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rate

Sysco’s effective tax rate is reflective of the jurisdictions where the company has operations. In the second quarter of fiscal 2016, the company favorably resolved a tax contingency resulting in a tax benefit of $20.8 million. In the second quarter of fiscal 2015, the tax rate was impacted by reduced state taxes from legal restructuring and a benefit related to disqualifying dispositions of Sysco's stock pursuant to share-based compensation arrangements. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rate in both periods. The effective tax rates for the second quarter of fiscal 2016 and fiscal 2015 were 30.71% and 33.12%, respectively.

The effective tax rate for the first 26 weeks of fiscal 2016 of 33.31% was favorably impacted by the resolution of a tax contingency in the second quarter of fiscal 2016. The effective tax rate for the first 26 weeks of fiscal 2015 of 35.10% was favorably impacted by lower state taxes. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rate in both periods.

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

15.  BUSINESS SEGMENT INFORMATION

The company has aggregated certain of its operating companies into two reporting segments, Broadline and SYGMA in accordance with the accounting literature related to disclosures about segments of an enterprise.  The Broadline reportable segment is an aggregation of the company’s broadline segments located in the Bahamas, Canada, Costa Rica, Ireland and the United States.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.  "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce, custom-cut meat operations, lodging industry segments, a company that distributes specialty imported products,  a company that distributes to international customers and the company’s Sysco Ventures platform, which includes a suite of technology solutions that help support the business needs of Sysco’s customers.  In fiscal 2015, our leadership structure was realigned and now our custom-cut meat operations no longer report through our Broadline leadership. As a result, these operations are no longer included in our Broadline segment and are now reported in "Other." Prior year amounts have been reclassified to conform to the current year presentation.

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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 26, 2015	Dec. 27, 2014
Sales:	(In thousands)		(In thousands)
Broadline	$9,605,710	$9,548,847	$19,633,806	$19,520,222
SYGMA	1,506,836	1,559,863	2,952,741	3,101,475
Other	1,447,740	1,305,179	2,814,566	2,557,265
Intersegment sales	(406,661)	(326,815)	(684,875)	(646,807)
Total	$12,153,626	$12,087,074	$24,716,237	$24,532,155

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 26, 2015	Dec. 27, 2014
Operating income:	(In thousands)		(In thousands)
Broadline	$633,167	$582,598	$1,360,162	$1,268,973
SYGMA	5,952	7,803	11,177	12,953
Other	36,865	33,695	63,372	71,422
Total segments	675,984	624,096	1,434,711	1,353,348
Corporate expenses	(243,401)	(308,650)	(508,654)	(572,289)
Total operating income	432,583	315,446	926,057	781,059
Interest expense	47,235	77,042	174,142	107,976
Other expense (income), net	(7,764)	2,207	(23,004)	19
Earnings before income taxes	$393,112	$236,197	$774,919	$673,064

	Dec. 26, 2015	Jun. 27, 2015	Dec. 27, 2014
Assets:	(In thousands)
Broadline	$7,739,428	$7,730,239	$7,906,762
SYGMA	556,480	512,044	520,862
Other	1,523,493	1,415,038	1,401,847
Total segments	9,819,401	9,657,321	9,829,471
Corporate	3,270,067	8,331,960	8,100,338
Total	$13,089,468	$17,989,281	$17,929,809

16.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES

On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation.   Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees.  As of December 26, 2015, Sysco had a total of $4.4 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.

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

	Condensed Consolidating Balance Sheet
	Dec. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$279,596	$3,944,472	$2,554,958	$—	$6,779,026
Investment in subsidiaries	9,787,777	241,561	(355,335)	(9,674,003)	—
Plant and equipment, net	501,514	1,632,601	1,802,497	—	3,936,612
Other assets	258,216	273,324	1,842,290	—	2,373,830
Total assets	$10,827,103	$6,091,958	$5,844,410	$(9,674,003)	$13,089,468
Current liabilities	$602,058	$731,474	$2,538,682	$—	$3,872,214
Intercompany payables (receivables)	1,576,888	(2,274,556)	697,668	—	—
Long-term debt	4,079,396	9,350	177,111	—	4,265,857
Other liabilities	672,888	278,590	12,999	—	964,477
Noncontrolling interest	—	—	45,493	—	45,493
Shareholders’ equity	3,895,873	7,347,100	2,372,457	(9,674,003)	3,941,427
Total liabilities and shareholders’ equity	$10,827,103	$6,091,958	$5,844,410	$(9,674,003)	$13,089,468

	Condensed Consolidating Balance Sheet
	Jun. 27, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$4,894,387	$4,012,924	$2,586,993	$—	$11,494,304
Investment in subsidiaries	9,088,455	—	—	(9,088,455)	—
Plant and equipment, net	510,285	1,694,659	1,777,199	—	3,982,143
Other assets	371,802	522,566	1,618,466	—	2,512,834
Total assets	$14,864,929	$6,230,149	$5,982,658	$(9,088,455)	$17,989,281
Current liabilities	$5,851,364	$1,658,558	$1,889,693	$—	$9,399,615
Intercompany payables (receivables)	973,497	(1,996,915)	1,023,418	—	—
Long-term debt	2,154,923	10,121	106,781	—	2,271,825
Other liabilities	624,795	278,458	113,060	—	1,016,313
Noncontrolling interest	—	—	41,304	—	41,304
Shareholders’ equity	5,260,350	6,279,927	2,808,402	(9,088,455)	5,260,224
Total liabilities and shareholders’ equity	$14,864,929	$6,230,149	$5,982,658	$(9,088,455)	$17,989,281

	Condensed Consolidating Balance Sheet
	Dec. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$4,779,586	$4,057,608	$2,619,710	$—	$11,456,904
Investment in subsidiaries	8,613,500	—	—	(8,613,500)	—
Plant and equipment, net	491,972	1,736,843	1,774,117	—	4,002,932
Other assets	324,771	520,178	1,625,024	—	2,469,973
Total assets	$14,209,829	$6,314,629	$6,018,851	$(8,613,500)	$17,929,809
Current liabilities	$848,885	$910,487	$2,526,581	$—	$4,285,953
Intercompany payables (receivables)	258,923	(759,128)	500,205	—	—
Long-term debt	7,127,186	17,550	63,516	—	7,208,252
Other liabilities	631,875	321,406	104,421	—	1,057,702
Noncontrolling interest	—	—	34,942	—	34,942
Shareholders’ equity	5,342,960	5,824,314	2,789,186	(8,613,500)	5,342,960
Total liabilities and shareholders’ equity	$14,209,829	$6,314,629	$6,018,851	$(8,613,500)	$17,929,809

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,199,071	$4,392,744	$(438,189)	$12,153,626
Cost of sales	—	6,670,025	3,764,976	(438,189)	9,996,812
Gross profit	—	1,529,046	627,768	—	2,156,814
Operating expenses	206,476	939,213	578,542	—	1,724,231
Operating income (loss)	(206,476)	589,833	49,226	—	432,583
Interest expense (income)	70,318	(40,019)	16,936	—	47,235
Other expense (income), net	(4,836)	(352)	(2,576)	—	(7,764)
Earnings (losses) before income taxes	(271,958)	630,204	34,866	—	393,112
Income tax (benefit) provision	(81,472)	191,274	10,911	—	120,713
Equity in earnings of subsidiaries	462,885	—	—	(462,885)	—
Net earnings	272,399	438,930	23,955	(462,885)	272,399
Other comprehensive income (loss)	(37,638)	—	(44,664)	44,664	(37,638)
Comprehensive income	$234,761	$438,930	$(20,709)	$(418,221)	$234,761

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Dec. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,027,990	$4,407,159	$(348,075)	$12,087,074
Cost of sales	—	6,574,759	3,775,253	(348,075)	10,001,937
Gross profit	—	1,453,231	631,906	—	2,085,137
Operating expenses	256,612	913,137	599,942	—	1,769,691
Operating income (loss)	(256,612)	540,094	31,964	—	315,446
Interest expense (income)	94,229	(24,501)	7,314	—	77,042
Other expense (income), net	1,922	(365)	650	—	2,207
Earnings (losses) before income taxes	(352,763)	564,960	24,000	—	236,197
Income tax (benefit) provision	(121,267)	191,470	8,015	—	78,218
Equity in earnings of subsidiaries	389,475	—	—	(389,475)	—
Net earnings	157,979	373,490	15,985	(389,475)	157,979
Other comprehensive income (loss)	(85,484)	—	(91,853)	91,853	(85,484)
Comprehensive income	$72,495	$373,490	$(75,868)	$(297,622)	$72,495

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$16,723,622	$8,819,741	$(827,126)	$24,716,237
Cost of sales	—	13,582,194	7,566,360	(827,126)	20,321,428
Gross profit	—	3,141,428	1,253,381	—	4,394,809
Operating expenses	405,851	1,896,128	1,166,773	—	3,468,752
Operating income (loss)	(405,851)	1,245,300	86,608	—	926,057
Interest expense (income)	216,415	(80,002)	37,729	—	174,142
Other expense (income), net	(9,913)	(829)	(12,262)	—	(23,004)
Earnings (losses) before income taxes	(612,353)	1,326,131	61,141	—	774,919
Income tax (benefit) provision	(203,956)	441,691	20,365	—	258,100
Equity in earnings of subsidiaries	925,216	—	—	(925,216)	—
Net earnings	516,819	884,440	40,776	(925,216)	516,819
Other comprehensive income (loss)	(121,980)	—	(227,849)	227,849	(121,980)
Comprehensive income	$394,839	$884,440	$(187,073)	$(697,367)	$394,839

	Condensed Consolidating Statement of Comprehensive Income
	For the 26-Week Period Ended Dec. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$16,350,298	$8,871,628	$(689,771)	$24,532,155
Cost of sales	—	13,349,267	7,598,805	(689,771)	20,258,301
Gross profit	—	3,001,031	1,272,823	—	4,273,854
Operating expenses	447,509	1,845,332	1,199,954	—	3,492,795
Operating income (loss)	(447,509)	1,155,699	72,869	—	781,059
Interest expense (income)	144,395	(45,975)	9,556	—	107,976
Other expense (income), net	(480)	(764)	1,263	—	19
Earnings (losses) before income taxes	(591,424)	1,202,438	62,050	—	673,064
Income tax (benefit) provision	(207,611)	422,101	21,782	—	236,272
Equity in earnings of subsidiaries	820,605	—	—	(820,605)	—
Net earnings	436,792	780,337	40,268	(820,605)	436,792
Other comprehensive income (loss)	(185,993)	—	(163,107)	163,107	(185,993)
Comprehensive income	$250,799	$780,337	$(122,839)	$(657,498)	$250,799

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 26, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(576,817)	$427,995	$617,703	$468,881
Investing activities	123,371	(43,744)	(246,913)	(167,286)
Financing activities	(4,871,105)	(1,003)	76,773	(4,795,335)
Effect of exchange rates on cash	—	—	(40,702)	(40,702)
Intercompany activity	679,954	(343,252)	(336,702)	—
Net increase (decrease) in cash and cash equivalents	(4,644,597)	39,996	70,159	(4,534,442)
Cash and cash equivalents at the beginning of period	4,851,067	26,380	252,597	5,130,044
Cash and cash equivalents at the end of period	$206,470	$66,376	$322,756	$595,602

	Condensed Consolidating Cash Flows
	For the 26-Week Period Ended Dec. 27, 2014
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(111,482)	$654,460	$(90,540)	$452,438
Investing activities	(59,843)	(62,747)	(222,578)	(345,168)
Financing activities	4,391,966	2,161	32,639	4,426,766
Effect of exchange rates on cash	—	—	(39,405)	(39,405)
Intercompany activity	324,639	(600,204)	275,565	—
Net increase (decrease) in cash and cash equivalents	4,545,280	(6,330)	(44,319)	4,494,631
Cash and cash equivalents at the beginning of period	158,957	27,772	226,317	413,046
Cash and cash equivalents at the end of period	$4,704,237	$21,442	$181,998	$4,907,677

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

The discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends.  Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from restructuring charges, which include severance charges, facility closing costs and professional fees incurred related to our three-year strategic plan. It will also exclude charges incurred from merger and integration planning, litigation costs and termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and US Foods related financing costs, which were applicable to us in our first quarter of fiscal 2016 and prior periods. These fiscal 2016 and fiscal 2015 items are collectively referred to as "Certain Items".  Our US Foods financing costs related to senior notes that were issued in fiscal 2015 to fund the proposed merger. These senior notes were redeemed in the first quarter of fiscal 2016 and triggered a redemption loss of $86.5 million, and we incurred interest on the notes through the redemption date. With respect to adjusted return on invested capital targets, our invested capital is adjusted for the accumulation of any excess cash against our average debt amounts. More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

Highlights

Economic and industry trends have been mixed in the second quarter and first 26 weeks of fiscal 2016. Favorable unemployment trends and lower gasoline prices largely outweighed worries about near-term business conditions and global economic uncertainty. Restaurant industry data remained relatively positive amid cautious consumer spending. Restaurant sales have generally been positive; however, recent traffic trends have reflected modest decreases. Product cost deflation increased in the second quarter of fiscal 2016, as compared to the first quarter of fiscal 2016, and we experienced unfavorable impacts from foreign exchange translation due to a stronger U.S. dollar. Our sales growth moderated in the second quarter and first 26 weeks of fiscal 2016, as compared to the second quarter and first 26 weeks of fiscal 2015, due to these conditions. However, our case volume growth remained strong in the second quarter and first 26 weeks of fiscal 2016, including for our locally managed customers, and our gross margin performance improved. Our operating expenses for the second quarter and first 26 weeks of fiscal 2016 increased due in part to higher case volumes and planned business technology investments; however, for our U.S. Broadline operations, our expense management performance trends improved on a cost per case basis. For the first 26 weeks of fiscal 2016, interest expense was negatively impacted by the redemption loss and interest through the redemption date related to debt that had been issued in fiscal 2015 for the purpose of funding the merger that had been proposed with US Foods. Our net earnings and earnings per share increased for the second quarter and first 26 weeks of fiscal 2016, as compared to the corresponding periods in fiscal 2015, primarily due to these factors, and the favorable resolution of a tax contingency contributed $0.03 per share in the second quarter and first 26 weeks of fiscal 2016. A decrease in outstanding shares resulting from our accelerated share repurchase program also favorably impacted our per-share amounts. Excluding Certain Items, our net earnings increased in the second quarter and first 26 weeks of fiscal 2016 as compared to the corresponding prior year periods.

Comparisons of results from the second quarter of fiscal 2016 to the second quarter of fiscal 2015:
•Sales increased 0.6%, or $0.1 billion, to $12.2 billion;
•Operating income increased 37.1%, or $117.1 million, to $432.6 million;
•Adjusted operating income increased 10.2%, or $40.6 million, to $436.9 million;
•Net earnings increased 72.4%, or $114.4 million, to $272.4 million;
•Adjusted net earnings increased 12.6%, or $30.7 million, to $275 million;
•Basic earnings per share and diluted earnings per share in the second quarter of fiscal 2016 were both $0.48, a
77.8% increase from the comparable prior year amount of $0.27 per share; and
•Adjusted diluted earnings per share were $0.48 in the second quarter of fiscal 2016, a 17.1% increase from the comparable prior year amount of $0.41 per share.

Comparisons of results from the first 26 weeks of fiscal 2016 to the first 26 weeks of fiscal 2015:
•Sales increased 0.8%, or $0.2 billion, to $24.7 billion;
•Operating income increased 18.6%, or $145.0 million, to $926.1 million;
•Adjusted operating income increased 4.2%, or $38.0 million, to $943.3 million;
•Net earnings increased 18.3%, or $80.0 million, to $516.8 million;
•Adjusted net earnings increased 6.1%, or $33.5 million, to $587.1 million;
•Basic earnings per share in the first 26 weeks of fiscal 2016 were $0.89, a 20.3% increase from the comparable prior year amount of $0.74 per share;
•Diluted earnings per share in the first 26 weeks of fiscal 2016 were $0.88, a 20.5% increase from the comparable prior year amount of $0.73; and
•Adjusted diluted earnings per share were $1.00 in the first 26 weeks of fiscal 2016, a 7.5% increase from the comparable prior year amount of $0.93 per share.

See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Trends and Strategy

Trends

General economic conditions can affect the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales. While consumer confidence and employment metrics, such as unemployment rates, have shown some signs of improvement, consumers have been cautious with their spending. Restaurant same-store sales have improved; however, traffic trends have not shown significant improvement and have recently begun to experience a slight decline. Recent declines in multiple stock markets could have a negative impact for consumers and our customers.

Our sales and gross profit performance can be influenced by multiple factors including price, volume, product mix and our ability to grow both sales and gross profit. The modest level of growth in the foodservice market has created additional competitive pricing pressures, which is, in turn, negatively impacting sales and gross profits. Case growth with our locally managed Broadline business is needed to drive gross profit dollar growth. Our locally managed customers, including independent restaurant customers, comprise a significant portion of our overall volumes and an even greater percentage of profitability due to the high level of value added services we typically provide to this customer group. Through focused efforts, our locally managed case volume growth has accelerated. Our sales to corporate-managed customers, including chain restaurants and multi-locational restaurants, also comprise a significant portion of our overall volumes. Gross margin on sales to our corporate-managed customers is generally lower than on sales to other types of customers due to the higher volumes we sell to these customers. Case growth for our corporate-managed customers remained strong, but competitive pricing pressure has constrained our gross margins. Inflation is a factor that contributes to the level of sales and gross profit growth and can be a factor that contributes to gross margin pressure. We experienced deflation at a rate of 1.2% and 0.7% for the second quarter and first 26 weeks of fiscal 2016, respectively. This is a significant decline from inflation of 6.0% and 5.4% experienced in the second quarter and first 26 weeks of fiscal 2015, respectively.  A deflationary environment has occurred only two times over the past 10 years, each lasting three to nine months. We expect deflation to persist at least through the end of fiscal 2016. Rapid decreases in prices can make it challenging to leverage our fixed costs. Our category management efforts and focus on our Sysco branded items have helped us to manage our gross margin performance in response to several of these factors. Lastly, changes in foreign exchange rates are having a larger impact on our sales results compared to our previous fiscal quarters. The strengthening U.S. dollar is depressing our foreign sales as we convert them to U.S. dollars, primarily from our Canadian operations.  Foreign currency translation has also negatively impacted our operating income, net earnings and earnings per share.

We have experienced higher operating expenses in fiscal 2016 as compared to fiscal 2015 that are attributable to higher case volumes, with payroll and compensation costs contributing to a lesser extent. Higher management incentive accruals for long-term incentives also impacted our operating expenses. Some of these incentives are based on Sysco's total shareholder return as compared to the S&P 500. Sysco's stock performance improved relative to the S&P 500 in the first 26 weeks of fiscal 2016. We have also experienced higher expenses from business technology investments which include projects necessary to achieve our financial targets from our three-year strategic plan. Restructuring costs, currently consisting of severance charges and professional fees incurred related to our three-year strategic plan, are contributing to our operating expenses in fiscal 2016 and are likely to continue to contribute to our expenses in the near-term as we review all aspects of our business for additional cost savings opportunities. Certain of our expenses are declining, including indirect spend, fuel costs and administrative expense. Indirect spend includes costs such as fleet maintenance and supplies. Finally, an additional favorable impact resulted from the strengthening U.S. dollar, which is reducing our operating expenses as we convert foreign operating expenses to U.S. dollars.

Interest expense for the second quarter and first 26 weeks of fiscal 2016 decreased $29.8 million, and increased $66.2 million as compared to the second quarter and first 26 weeks of fiscal 2015, respectively. The second quarter decrease is due to lower debt levels in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015. The increase in the first 26 weeks was primarily due to the redemption of the senior notes issued in fiscal 2015 to fund the merger that had been proposed with US Foods. The redemption resulted in the payment of a redemption fee, write-offs for unamortized debt issuance costs and discounts associated with these senior notes and a gain on interest rate swap agreements that had been used to hedge these senior notes. In the second quarter of fiscal 2016, Sysco issued $2.0 billion in senior notes and proceeds of $1.5 billion were used to fund our accelerated share repurchase that will lower our share count over the remainder of fiscal 2016. We believe our accelerated share repurchase will provide an expected earnings per share benefit of approximately $0.03 to $0.04 per share in fiscal 2016, driven by a 4% to 5% reduction in average shares outstanding, partially offset by higher interest expense from the new debt issuance.

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

In the first quarter of fiscal 2016, we set new three-year financial targets that placed emphasis on accelerating locally managed customer case growth, managing our operating and administrative costs and growing operating income and return on invested capital. Our key goals are to grow our operating income by at least $400 million by the end of fiscal 2018 and improve our adjusted return on invested capital. We do not expect our improvements to occur evenly on a quarterly basis; however, we are targeting to achieve 20% to 30% of our operating income improvement goal in fiscal 2016. In accomplishing these goals, we believe we can grow our earnings per share faster than operating income. Return on invested capital improvements include goals to improve our working capital by four days through improved management of working capital, specifically from the combined impact of accounts receivables, inventory and accounts payable. Our underlying assumptions in achieving these goals include moderate growth in our dividend, pursuing investments through acquisitions and reducing diluted shares outstanding through a $3.0 billion share buyback program over the next two years, approximately half of which has been completed, and repurchasing shares to offset any new share issuances from employee equity compensation.

During the first half of fiscal 2016, we delivered the following results against these objectives as compared to the first 26 weeks of fiscal 2015:

•	Local cases grew 2.8% in our Broadline business;

•	We grew gross profit by $121.0 million, expanded gross margin by 36 basis points, and gross profit grew modestly faster than total operating expenses; and

•	Operating income grew by 18.6% and adjusted operating income grew by 4.2%.

We believe we are on track to achieve our goals for the first year of our three-year strategic plan.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 26, 2015	Dec. 27, 2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.3	82.7	82.2	82.5
Gross profit	17.7	17.3	17.8	17.5
Operating expenses	14.2	14.6	14.0	14.4
Operating income	3.6	2.7	3.7	3.1
Interest expense	0.4	0.6	0.7	0.4
Other expense (income), net	(0.1)	—	(0.1)	—
Earnings before income taxes	3.2	2.1	3.1	2.7
Income taxes	1.0	0.7	1.0	1.0
Net earnings	2.2%	1.4%	2.1%	1.7%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	26-Week Period Ended
Sales	0.6%	0.8%
Cost of sales	(0.1)	0.3
Gross profit	3.4	2.8
Operating expenses	(2.6)	(0.7)
Operating income	37.1	18.6
Interest expense	(38.7)	61.3
Other expense (income), net	(451.8) (1)	(121,173.7) (2)
Earnings before income taxes	66.4	15.1
Income taxes	54.3	9.2
Net earnings	72.4%	18.3%
Basic earnings per share	77.8%	20.3%
Diluted earnings per share	77.8	20.5
Average shares outstanding	(4.0)	(1.3)
Diluted shares outstanding	(4.1)	(1.4)

(1) Other expense (income), net was income of $7.8 million in the second quarter of fiscal 2016 and expense of $2.2 million in the second quarter of fiscal 2015.

(2) Other expense (income), net was income of $23.0 million in the first 26 weeks of fiscal 2016 and expense of $19.0 thousand in the first 26 weeks of fiscal 2015.

Sales

Sales for the second quarter and first 26 weeks of fiscal 2016 were 0.6% and 0.8% higher than the second quarter and first 26 weeks of fiscal 2015, respectively.  Sales for both periods of fiscal 2016 increased as a result of case volume growth and sales from acquisitions that occurred within the last 12 months. Partially offsetting this growth were unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars and product cost deflation and the resulting decrease in selling prices. Case volumes for the company's U.S. Broadline operations including acquisitions within the last 12 months improved 3.9% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and included a 3.0% improvement in locally managed customer case growth. Case volumes for the company's U.S. Broadline operations including acquisitions within the last 12 months improved 3.6% in the first 26 weeks of fiscal 2016 compared to the first 26 weeks of fiscal 2015 and included a 2.5% improvement in locally managed customer case growth. Sales from acquisitions within the last 12 months favorably impacted sales by 0.4% for the second quarter of fiscal 2016 and for the first 26 weeks of fiscal 2016. The changes in the exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.7% in the second quarter of fiscal 2016 and 1.8% for the first 26 weeks of fiscal 2016. Change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 1.2% during the second quarter of fiscal 2016 and deflation of 0.7% for the first 26 weeks of fiscal 2016. Of those amounts, our U.S. Broadline operations, reflected deflation of 1.9% and 1.5%, respectively. Deflation in these fiscal 2016 periods has occurred primarily in the meat, poultry, dairy and seafood categories, partially offset by modest inflation in other product categories.

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

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Dec. 26, 2015	13-Week Period Ended Dec. 27, 2014	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$2,156,814	$2,085,137	$71,677	3.4%
Operating expenses	1,724,231	1,769,691	(45,460)	(2.6)
Operating income	$432,583	$315,446	$117,137	37.1%

Gross profit	$2,156,814	$2,085,137	$71,677	3.4%
Adjusted operating expenses (Non-GAAP)	1,719,950	1,688,882	31,068	1.8
Adjusted operating income (Non-GAAP)	$436,864	$396,255	$40,609	10.2%

	26-Week Period Ended Dec. 26, 2015	26-Week Period Ended Dec. 27, 2014	26-Week Period Ended Change in Dollars	26-Week Period % Change
	(In thousands)
Gross profit	$4,394,809	$4,273,854	$120,955	2.8%
Operating expenses	3,468,752	3,492,795	(24,043)	(0.7)
Operating income	$926,057	$781,059	$144,998	18.6%

Gross profit	$4,394,809	$4,273,854	$120,955	2.8%
Adjusted operating expenses (Non-GAAP)	3,451,466	3,368,551	82,915	2.5
Adjusted operating income (Non-GAAP)	$943,343	$905,303	$38,040	4.2%

     The increase in operating income for both the second quarter and first 26 weeks of fiscal 2016 was impacted by lower operating expenses attributable to Certain Items, primarily merger and integration planning expenses that were applicable in fiscal 2015 through the first quarter of fiscal 2016, as well as gross profit growth. Adjusted operating income for each of the second quarter and first 26 weeks of fiscal 2016 was greater than the second quarter and first 26 weeks of fiscal 2015 primarily due to gross profit growth exceeding operating expense growth. An additional unfavorable impact resulted from the strengthening U.S. dollar, which is reducing our operating income as we convert those amounts to U.S. dollars. More information on the rationale for the use of these adjusted measures and reconciliations can be found under “Non-GAAP Reconciliations.”

Gross profit dollars increased in the second quarter and first 26 weeks of fiscal 2016, as compared to the second quarter and first 26 weeks of fiscal 2015, respectively, primarily due to increased sales volumes, including a more beneficial mix of local customer case growth, favorable category management, higher sales of Sysco branded products to local customers and effective management of deflation. Gross margin, which is gross profit as a percentage of sales, was 17.75% in the second quarter of fiscal 2016, an improvement of 0.50 basis points from the gross margin of 17.25% in the second quarter of fiscal 2015. Gross margin was 17.78% in the first 26 weeks of fiscal 2016, an improvement of 0.36 basis points from the gross margin of 17.42% in the first 26 weeks of fiscal 2015.

Operating expenses for the second quarter and first 26 weeks of fiscal 2016 decreased 2.6%, or $45.5 million, and 0.7%, or $24.0 million, over the second quarter and first 26 weeks of fiscal 2015, respectively. Adjusted operating expenses for the second quarter of fiscal 2016 increased 1.8%, or $31.1 million, as compared to the second quarter of fiscal 2015. Adjusted operating expenses for the first 26 weeks of fiscal 2016 increased 2.5%, or $82.9 million, as compared to the first 26 weeks of fiscal 2015. The decrease in operating expenses resulted primarily from lower merger and integration planning expenses that were applicable in fiscal 2015 through the first quarter of fiscal 2016, partially offset by higher pay-related expenses, which were driven by higher case volumes. The increase in adjusted operating expenses resulted primarily from higher pay-related expenses, which were driven by higher case volumes. We have also experienced higher expenses from business technology investments which include projects necessary to achieve our financial targets from our three-year strategic plan. Increased accruals related to long-term incentives a lso contributed to the increase for the first 26 weeks of fiscal 2016. These increases were partially offset by reduced expenses in indirect spend, fuel costs and administrative expense. Indirect spend includes costs such as fleet maintenance and supplies. An additional favorable impact resulted from the strengthening U.S. dollar, which is reducing our operating expenses as we convert foreign operating expenses to U.S. dollars.

Factors Impacting Adjusted Operating Expenses

Pay-related expenses represent a significant portion of our operating costs, and can increase due to volume growth, acquisitions and pay increases, among other factors. These expenses increased by $16.4 million in the second quarter and $75.5 million in the first 26 weeks of fiscal 2016 as compared to the second quarter and first 26 weeks of fiscal 2015, respectively, due primarily to case volume increases and companies acquired within the last 12 months. The first 26 weeks of fiscal 2016 as compared to the same period of fiscal 2015 also includes an increase in long-term incentive accruals of $13.9 million. Some of these incentives are based on Sysco's total shareholder return as compared to the S&P 500. Sysco's stock performance improved relative to the S&P 500 in the first 26 weeks of fiscal 2016, which increased the expense associated with these awards.

Cost per case is an important metric management uses to measure our expense performance. This metric is calculated by dividing the total operating expense of our U.S. Broadline companies by the number of cases sold. Adjusted cost per case is calculated similarly; however, the operating expense component excludes restructuring costs consisting of severance charges, which are the Certain Items applicable to these companies, dividend by the number of cases sold. Our corporate expenses are not included in the cost per cases metrics because the metric is a measure of efficiency in our operations. Our U.S. Broadline operations represent approximately 70% of Sysco's sales and nearly 70% of our operating expenses prior to corporate expenses. We seek to grow our sales and reduce our costs on a per case basis. Our cost per case and adjusted cost per case decreased $0.01 per case in the second quarter and first 26 weeks of fiscal 2016 as compared to the corresponding periods of fiscal 2015. Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for the second quarter and first 26 weeks of fiscal 2016. The decreases reflect progress in productivity improvements and cost reductions in our supply chain including reduced indirect spend, fuel costs and administrative expense.

Certain Items within Operating Expenses

Sysco’s operating expenses are impacted by Certain Items, which are expenses that can be difficult to predict, can be unanticipated or do not represent core operating expenses. More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.” Certain Items for the second quarter consisted of restructuring costs for severance charges and professional fees incurred related to our three-year strategic plan. These types of expenses are likely to continue to contribute to our expenses in the near-term as we review all aspects of our business for additional cost savings opportunities. Certain Items for the first 26 weeks of fiscal 2016 relate primarily to costs incurred in connection with the termination of the merger that had been proposed with US Foods that were applicable through the first quarter of fiscal 2016. Restructuring costs also contributed to the first 26 weeks of fiscal 2016. Certain Item costs totaled $4.3 million and $17.3 million in the second quarter and first 26 weeks of fiscal 2016, respectively. Certain Items for the second quarter and first 26 weeks of fiscal 2015 related primarily to integration planning and transaction costs incurred in connection with the merger that had been proposed with US Foods. Certain Item costs totaled $80.8 million and $124.2 million for the second quarter and first 26 weeks of fiscal 2015, respectively.

Interest Expense

Interest expense decreased $29.8 million for the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, due to lower debt levels in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015. Interest expense increased $66.2 million for the first 26 weeks of fiscal 2016 compared to the first 26 weeks of fiscal 2015, due to a loss of $86.5 million in connection with the redemption of the notes issued in fiscal 2015 to fund the merger that was proposed with US Foods. These items, along with interest expense incurred in fiscal 2016 through the date the senior notes were redeemed, are included in our Certain Items. Interest expense from these notes in fiscal 2015 are also included in Certain Items. Our interest expense increased $22.3 million and $27.1 million excluding Certain Items for the second quarter and first 26 weeks of fiscal 2016, respectively, from the comparable periods of the prior year due to higher borrowing levels from senior notes that were issued in the second quarter of fiscal 2016.

 Net Earnings

Net earnings increased 72.4% in the second quarter and 18.3% in the first 26 weeks of fiscal 2016 from the comparable periods of the prior year due primarily to the items noted above and the beneficial impact from the favorable resolution of a tax contingency. Items impacting our income taxes from effective tax rates are discussed in Note 13, "Income Taxes". Adjusted net earnings increased 12.6% in the second quarter and 6.1% in the first 26 weeks of fiscal 2016 primarily from gross profit growth, strong expense management and the favorable resolution of a tax contingency. Our tax rate can be positively or negatively influenced by events such as the occurrence or resolution of tax contingencies; however, we expect a normalized tax rate of 36% to 37% for the last half of fiscal 2016. An additional unfavorable impact on our net earnings and adjusted net earnings resulted from the strengthening U.S. dollar, which reduced both amounts as we converted foreign earnings to U.S. dollars by $3.6 million and $9.2 million for the second quarter and first 26 week of fiscal 2016, respectively.

Earnings Per Share

Basic and diluted earnings per share in the second quarter of fiscal 2016 were both $0.48, a 77.8% increase from the comparable prior period amounts of $0.27 per share. Adjusted diluted earnings per share in the second quarter of fiscal 2016 were $0.48, a 17.1% increase from the comparable prior period amount of $0.41 per share. These results were primarily from the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our accelerated share repurchase program, which generated an approximate two cent per share benefit and an approximate one cent per share benefit for the second quarter and first 26 weeks of fiscal 2016, respectively.

Basic earnings per share in the first 26 weeks of fiscal 2016 were $0.89, a 20.3% increase from the comparable prior period amount of $0.74 per share. Diluted earnings per share in the first 26 weeks of fiscal 2016 were $0.88, a 20.5% increase over the comparable prior period amount of $0.73 per share. Adjusted diluted earnings per share in the first 26 weeks of fiscal 2016 were $1.00, a 7.5% increase over the comparable prior period amount of $0.93 per share. These results were primarily from the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our accelerated share repurchase program. An additional unfavorable impact resulted from the strengthening U.S. dollar, which, as we converted foreign earnings to U.S. dollars, reduced our diluted earnings per share by a half a cent per share and one and a half cents per share for the second quarter and first 26 week of fiscal 2016, respectively.

As noted in our Trends discussion above, our accelerated share repurchases that occurred in the second quarter of fiscal 2016 will favorably impact our fiscal 2016 earnings per share.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by restructuring charges (consisting of severance charges, facility closure charges and professional fees incurred related to our three-year strategic plan), merger and integration planning costs and termination costs in connection with the merger that had been proposed with US Foods, and US Foods related financing costs. Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove the impact of these charges provides an important perspective with respect to our results and provides meaningful supplemental information to both management and investors that removes these items which are difficult to predict and are often unanticipated, and which, as a result, are difficult to include in analysts' financial models and our investors' expectations with any degree of specificity. Sysco believes the adjusted totals facilitate comparison on a year-over-year basis.

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

Set forth below is a reconciliation of actual operating expenses, operating income, interest expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Dec. 26, 2015	13-Week Period Ended Dec. 27, 2014	13-Week Period Change in Dollars	13-Week Period % Change (3)
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,724,231	$1,769,691	$(45,460)	(2.6)%
Impact of restructuring cost	(4,281)	(2,790)	(1,491)	53.4%
Impact of US Foods merger and integration planning costs	—	(78,019)	78,019	NM
Adjusted operating expenses (Non-GAAP)	$1,719,950	$1,688,882	$31,068	1.8%
Operating income (GAAP)	$432,583	$315,446	$117,137	37.1%
Impact of restructuring cost	4,281	2,790	1,491	53.4%
Impact of US Foods merger and integration planning costs	—	78,019	(78,019)	NM
Adjusted operating income (Non-GAAP)	$436,864	$396,255	$40,609	10.2%
Interest expense (GAAP)	$47,235	$77,042	$(29,807)	(38.7)%
Impact of US Foods financing costs	—	(52,057)	52,057	NM
Adjusted interest expense (Non-GAAP)	$47,235	$24,985	$22,250	89.1%
Net earnings (GAAP) (1)	$272,399	$157,979	$114,420	72.4%
Impact of restructuring cost (net of tax)	2,966	1,819	1,147	63.1%
Impact of US Foods merger and integration planning costs (net of tax)	—	50,876	(50,876)	NM
Impact of US Foods Financing Costs (net of tax)	—	33,946	(33,946)	NM
Adjusted net earnings (Non-GAAP) (1)	$275,365	$244,620	$30,745	12.6%
Diluted earnings per share (GAAP) (1)	$0.48	$0.27	$0.21	77.8%
Impact of restructuring cost	0.01	—	0.01	NM
Impact of US Foods merger and integration planning costs	—	0.09	(0.09)	NM
Impact of US Foods Financing Costs	—	0.06	(0.06)	NM
Adjusted diluted earnings per share (Non-GAAP) (1), (2)	$0.48	$0.41	$0.07	17.1%
Diluted shares outstanding	571,452,124	595,911,680

(1) The net earnings and diluted earnings per share impacts are shown net of tax. The aggregate tax impact of adjustments for Certain Items was $1.3 million and $46.2 million for the second quarter of fiscal 2016 and fiscal 2015, respectively. Amounts are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction.

(2) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings for Certain Items divided by diluted shares outstanding.

(3) NM represent that the percentage change was not meaningful.

	26-Week Period Ended Dec. 26, 2015	26-Week Period Ended Dec. 27, 2014	26-Week Period Change in Dollars	26-Week Period % Change (3)
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$3,468,752	$3,492,795	$(24,043)	(0.7)%
Impact of restructuring cost	(7,470)	(5,745)	(1,725)	30.0%
Impact of US Foods merger and integration planning costs	(9,816)	(118,499)	108,683	(91.7)%
Adjusted operating expenses (Non-GAAP)	$3,451,466	$3,368,551	$82,915	2.5%
Operating income (GAAP)	$926,057	$781,059	$144,998	18.6%
Impact of restructuring cost	7,470	5,745	1,725	30.0%
Impact of US Foods merger and integration planning costs	9,816	118,499	(108,683)	(91.7)%
Adjusted operating income (Non-GAAP)	$943,343	$905,303	$38,040	4.2%
Interest expense (GAAP)	$174,142	$107,976	$66,166	61.3%
Impact of US Foods financing costs	(94,835)	(55,761)	(39,074)	70.1%
Adjusted interest expense (Non-GAAP)	$79,307	$52,215	$27,092	51.9%
Net earnings (GAAP) (1)	$516,819	$436,792	$80,027	18.3%
Impact of restructuring cost (net of tax)	4,683	3,729	954	25.6%
Impact of US Foods merger and integration planning costs (net of tax)	6,154	76,901	(70,747)	(92.0)%
Impact of US Foods Financing Costs (net of tax)	59,452	36,187	23,265	64.3%
Adjusted net earnings (Non-GAAP) (1)	$587,108	$553,609	$33,499	6.1%
Diluted earnings per share (GAAP) (1)	$0.88	$0.73	$0.15	20.5%
Impact of restructuring cost	0.01	—	0.01	NM
Impact of US Foods merger and integration planning costs	0.01	0.13	(0.12)	(92.3)%
Impact of US Foods Financing Costs	0.10	0.06	0.04	66.7%
Adjusted diluted earnings per share (Non-GAAP) (1), (2)	$1.00	$0.93	$0.07	7.5%
Diluted shares outstanding	586,121,013	594,610,315

(1) The net earnings and diluted earnings per share impacts are shown net of tax. The aggregate tax impact of adjustments for Certain Items was $41.8 million and $63.2 million for the first 26 weeks of fiscal 2016 and fiscal 2015, respectively. Amounts are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction.

(2) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings for Certain Items divided by diluted shares outstanding.

(3) NM represent that the percentage change was not meaningful.

Segment Results

We have aggregated certain of our operating companies into two reporting segments, Broadline and SYGMA, as defined in the accounting literature related to disclosures about segments of an enterprise. The Broadline reportable segment is an aggregation of the company’s broadline segments located in the Bahamas, Canada, Costa Rica, Ireland and the United States.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce, custom-cut meat operations, lodging industry segments, a company that distributes specialty imported products,  a company that distributes to international customers and the company’s Sysco Ventures platform, which includes a suite of technology solutions that help support the business needs of Sysco’s customers. Intersegment sales primarily represent products the Broadline and SYGMA operating companies procured from the specialty produce, custom-cut meat operations, imported specialty products and a company that distributes to international customers.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 15, "Business Segment Information":

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period Ended		26-Week Period Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 26, 2015	Dec. 27, 2014
Broadline	6.6%	6.1%	6.9%	6.5%
SYGMA	0.4	0.5	0.4	0.4
Other	2.5	2.6	2.3	2.8

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 15, "Business Segment Information":

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		26-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	0.6%	8.7%	0.6%	7.2%
SYGMA	(3.4)	(23.7)	(4.8)	(13.7)
Other	10.9	9.4	10.1	(11.3)

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of this statistical table, operating income of our segments excludes corporate expenses of $243.4 million and $508.7 million in the second quarter and first 26 weeks of fiscal 2016, as compared to $308.7 million and $572.3 million in the second quarter and first 26 weeks of fiscal 2015, respectively, that is not charged to our segments. This information should be read in conjunction with Note 15, "Business Segment Information":

	Components of Segment Results
	13-Week Period Ended
	Dec. 26, 2015		Dec. 27, 2014
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	79%	93.7%	79%	93.4%
SYGMA	12.4	0.9	12.9	1.3
Other	11.9	5.5	10.8	5.4
	(3.3)	—	(2.7)	—
Total	100.0%	100.0%	100.0%	100.0%

	Components of Segment Results
	26-Week Period Ended
	Dec. 26, 2015		Dec. 27, 2014
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	79.4%	94.8%	79.6%	93.8%
SYGMA	11.9	0.8	12.6	1.0
Other	11.4	4.4	10.4	5.3
	(2.8)	—	(2.6)	—
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s Broadline operations located in the Bahamas, Canada, Costa Rica, Ireland and the United States.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first 26 weeks of fiscal 2016, the Broadline operating results represented approximately 79% of Sysco’s overall sales and 94% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

 Sales

Sales were 0.6% higher in each of the second quarter and the first 26 weeks of fiscal 2016 than in the comparable period of the prior year.  Sales for the second quarter of fiscal 2016 increased as a result of case volume growth and sales from acquisitions that occurred within the last 12 months. Partially offsetting this growth were unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars and product cost deflation and the resulting decrease in selling prices.  Case volumes for the company's U.S. Broadline operations including acquisitions within the last 12 months improved 3.9% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 and included a 3.0% improvement in locally managed customers' case growth.  Case volumes for the company's U.S. Broadline operations including acquisitions within the last 12 months improved 3.6% in the first 26 weeks of fiscal 2016 compared to the first 26 weeks of fiscal 2015 and included a 2.5% improvement in locally managed customer case growth. Sales from acquisitions within the last 12 months favorably impacted sales by 0.3% and 0.4% in the second quarter and first 26 weeks of fiscal 2016, respectively.  The exchange rates used to translate our foreign sales into U.S. dollars negatively impacted sales by 1.7% and 1.8% in the second quarter and first 26 weeks of fiscal 2016, respectively.  Change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.5% and 0.6% during the second quarter and first 26 weeks of fiscal 2016, respectively, for our operating companies in this segment.  Deflation in the second quarter and first 26 weeks of fiscal 2016 has occurred primarily in the meat, poultry, dairy and seafood categories, partially offset by modest inflation in other product categories.

Operating Income

Operating income increased by 8.7% in the second quarter and 7.2% in first 26 weeks of fiscal 2016 over the second quarter and first 26 weeks of fiscal 2015, respectively, primarily due to higher gross profits, partially offset by higher operating expenses attributable to higher case volumes. Gross profit dollars increased in the second quarter and first 26 weeks of fiscal 2016 as compared to the second quarter and first 26 weeks of fiscal 2015 primarily due to increased sales volumes, including a more beneficial mix of local customer case growth, favorable category management, higher sales of Sysco branded products to local customers and effective management of deflation.  Our gross profits grew at a faster pace than operating expenses, reflecting favorable expense management. Our cost per case and adjusted cost per case decreased $0.01 in both the second quarter and first 26 weeks of fiscal 2016 as compared to the corresponding periods of fiscal 2015.  Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for the second quarter and the first 26 weeks of fiscal 2016.  The decreases reflect progress in productivity improvements and cost reductions in our supply chain, including reduced indirect spend, fuel costs and administrative expense.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 3.4% and 4.8% lower in the second quarter and first 26 weeks of fiscal 2016, respectively, than in the second quarter and first 26 weeks of fiscal 2015.  The decrease for the second quarter and first 26 weeks of fiscal 2016 was due to lost and strategically resigned business and lower fuel surcharges.

Operating Income

Operating income decreased by $1.9 million and $1.8 million in the second quarter and first 26 weeks of fiscal 2016, respectively, from the second quarter and first 26 weeks of fiscal 2015.  Gross profit dollars decreased at a slightly greater rate than operating expenses in both the second quarter and first 26 weeks of fiscal 2016 as compared to the second quarter and first 26 weeks of fiscal 2015.  These decreases are the result of the reduction in volumes from lost and resigned business, as well as competitive pressures on gross margins.

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

Operating income increased 9.5%, or $3.2 million, and decreased 88.7%, or $8.1 million in the second quarter and first 26 weeks of fiscal 2016 from the second quarter and first 26 weeks of fiscal 2015, respectively.  The increase in the second quarter was primarily attributable to favorable results from our specialty produce and lodging industry products segments, partially offset by early operating stage results from other operations in this segment. The decrease in the first 26 weeks was primarily attributable to unfavorable results from other operations in this segment that are currently in an early operating stage. These decreases were partially offset by favorable performance from our specialty produce and lodging industry products segments.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 26 weeks of fiscal 2016 to the first 26 weeks of fiscal 2015:

•	Cash flows from operations were $468.9 million in 2016 compared to $452.4 million in 2015;.

•	Capital expenditures totaled $248.2 million in 2016 compared to $298.1 million in 2015;

•	Free cash flow was $231.5 million in 2016 compared to $156.5 million in 2015 (see "Non-GAAP reconciliation" below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses was $98.2 million in 2016 compared to $29.2 million in 2015;

•	There were no net bank borrowings in 2016 compared to net bank borrowings of $130.0 million in 2015;

•	Dividends paid were $348.4 million in 2016 compared to $340.7 million in 2015; and

•
An accelerated share repurchase program of $1.5 billion was commenced during the first 26 weeks of fiscal 2015, and we began repurchasing shares from our other share repurchase program, which is intended to offset dilution from stock issuances.

In addition, we redeemed senior notes in the amount of $5.05 billion, using cash on hand and proceeds from borrowings under our commercial paper program and issued $2.0 billion in new senior notes.

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

Our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations. Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. As of December 26, 2015, we had $595.6 million in cash and cash equivalents, approximately 49.0% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

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

Cash Flows

Operating Activities

We generated $468.9 million in our cash flows from operations in the first 26 weeks of fiscal 2016 compared to cash flow generation of $452.4 million in the first 26 weeks of fiscal 2015. This increase of $16.4 million year-over-year was largely attributable to reduced tax payments and improved working capital management, partially offset by an unfavorable comparison on accrued expenses. The cash impact of our Certain Items increased $162.2 million year-over-year. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the timing of payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations.

Our tax payments in the first 26 weeks of fiscal 2016 were lower than in the first 26 weeks of fiscal 2015 due to changes in tax elections allowing us to accelerate tax deductions from method changes which, in turn, significantly reduced our estimated payments in the first 26 weeks of fiscal 2016. We expect our estimated tax payments in the last half of fiscal 2016 to return to historical levels.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a positive impact of $142.7 million on the period over period comparison of cash flow from operations.  We made seasonal investments in net working capital in both periods; however the amount required in the first 26 weeks of fiscal 2016 was less than in the first 26 weeks of fiscal 2015. Due to normal seasonal patterns, sales to multi-unit customers and school districts represent a larger percentage of our sales at the end of each second quarter period as compared to the end of each prior fiscal year, yielding an increase in the receivables outstanding for these customers.  Payment terms for these types of customers are traditionally longer than average. These factors also resulted in an increase in inventories; however, both accounts receivable and inventory increases in the first 26 weeks of fiscal 2016 were smaller than in the comparable period in fiscal 2015 partially due to product cost deflation. Conversely, accounts payable experienced decreases in both periods; however, the impact was more pronounced in the first 26 weeks of fiscal 2016 due to timing of inventory purchases, deflation and other factors.

The negative comparison on accrued expenses was primarily due to $312.5 million in US Foods merger termination payments and a $91.7 million decrease from incentive payments. Our annual incentive payments from the prior fiscal year are paid in the first quarter of each fiscal year, and our fiscal 2015 performance resulted in higher incentive payments as compared to our fiscal 2014 performance.

Investing Activities

Our capital expenditures in the first 26 weeks of fiscal 2016 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment.   Our capital expenditures in the first 26 weeks of fiscal 2016 are lower by $49.8 million as compared to the first 26 weeks of fiscal 2015. The decrease is partially attributable to expenditures incurred in the prior year related to merger integration projects that are not recurring this year. We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2016 should be in the lower end of the range of $550 million to $600 million.

During the first 26 weeks of fiscal 2016, we paid cash of $98.2 million for acquisitions made during fiscal 2015. We also eliminated our restricted cash balance of $168.3 million by using letters of credit as security for self insurance instead of restricted cash.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  Our free cash flow for the first 26 weeks of fiscal 2016 increased by $75.0 million, to $231.5 million, as compared to the first 26 weeks of fiscal 2015.   Our cash requirements for our Certain Items were $162.2 million greater in the first 26 weeks of fiscal 2016 than in the first 26 weeks of fiscal 2015 and reduced free cash flow as a result.  Fewer additions to plant and equipment also contributed to the increase.

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

	26-Week Period Ended Dec. 26, 2015	26-Week Period Ended Dec. 27, 2014	26-Week Period Change in Dollars	26-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$468,881	$452,438	$16,443	3.6%
Additions to plant and equipment	(248,233)	(298,068)	49,835	(16.7)
Proceeds from sales of plant and equipment	10,827	2,130	8,697	408.3
Free Cash Flow (Non-GAAP)	$231,475	$156,500	$74,975	(47.9)%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $132.0 million in the first 26 weeks of fiscal 2016, as compared to $122.5 million in the first 26 weeks of fiscal 2015.  The increase in proceeds in the first 26 weeks of fiscal 2016 was due to an increase in the number of options exercised in this period, as compared to the first 26 weeks of fiscal 2015.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs.  In June 2015, our Board of Directors approved a repurchase program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. We executed $1.5 billion of this authorization through an accelerated share repurchase program that commenced in the first quarter of fiscal 2016. As a result, there were 32,319,392 shares repurchased during the first 26 weeks of fiscal 2016, resulting in a remaining authorization by our Board of Directors to repurchase up to approximately $1.5 billion in additional shares.  There were no shares repurchased in fiscal 2015. Our historical approach to share repurchases is to buy enough shares to keep our average shares outstanding relatively constant over time.  In addition to the share repurchase program approved in June, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million. The authorization expires on August 21, 2017. We purchased 526,500 shares under this authorization through December 26, 2015. We purchased 2,279,917 additional shares under this authorization through January 23, 2016. The number of shares we repurchase during the remainder of fiscal 2016 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first 26 weeks of fiscal 2016 were $348.4 million, or $0.61 per share, as compared to $340.7 million, or $0.59 per share, in the first 26 weeks of fiscal 2015.  In November 2015, we declared our regular quarterly dividend for the first 26 weeks of fiscal 2016 of $0.31 per share, which was paid in January 2016.

Debt Activity and Borrowing Availability

Our debt activity and borrowing availability is described in Note 7, "Debt".  Our outstanding borrowings at December 26, 2015, are disclosed within that note.  Updated amounts through January 23, 2016, include:

•	$36.0 million outstanding from our commercial paper program

•	No amounts outstanding from the credit facility supporting the company’s U.S. and Canadian commercial paper programs.

During the first 26 weeks of fiscal 2016 and 2015, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.39% and 0.27%, respectively.

Other Considerations

Potential Contingencies Impacting Liquidity

Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  During fiscal 2015, Sysco had posted letters of credit, representing a partial payment of the audit assessments, in order to appeal these assessments.  These items are being resolved in Sysco's favor in the second quarter of fiscal 2016 and the administrative process of canceling these letters of credit has begun. As of December 26, 2015, approximately $39 million of letters of credit are to be returned to Sysco, and we anticipate that these will be returned in the third quarter of fiscal 2016.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 27, 2015. Other than as described in this Form 10-Q, there have been no material changes to our specified contractual obligations through December 26, 2015.

The following table sets forth, as of December 26, 2015, certain information concerning our obligations for long-term debt repayments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Recorded Contractual Obligations:
Long-term debt	$4,310,428	$29,238	$1,255,420	$765,105	$2,260,665
Unrecorded Contractual Obligations:
Interest payments related to long-term debt	$2,778,551	$179,195	$358,390	$291,090	$1,949,876
Total contractual cash obligations	$7,088,979	$208,433	$1,613,810	$1,056,195	$4,210,541

See Note 7, "Debt" for additional information on changes in debt.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings, and our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value;

•	Sysco’s belief regarding accounting treatment for certain transactions;

•	expectations regarding interest expense;

•	the impact of ongoing legal proceedings and estimates of potential liability;

•	the impact of general economic conditions on our business and our industry;

•	statements regarding inflation and other economic trends;

•	expectations regarding deflation and foreign currency translation and the related impact on our results;

•	expectations regarding earnings per share;

•	expectations regarding our efforts to manage expenses;

•	beliefs regarding factors that impact our operating margins;

•	our plans related to locally managed sales and ongoing gross margin pressures;

•	expectations related to the strategies that we have identified to help us achieve our mission and vision;

•	our plans and expectations regarding our three-year strategic plan, including goals related to operating income and return on invested capital;

•	expectations regarding restructuring costs;

•	expectations related to cost per case for our U.S. Broadline companies;

•	our goal of leveraging earnings growth at a greater rate than sales growth;

•	expectations regarding operating income and sales for our business segments over the long-term;

•	expectations regarding the allocation of cash generated from operations;

•	the impact of acquisitions and sales of assets and businesses on our liquidity, borrowing capacity, leverage ratios and capital availability;

•	Sysco’s expectations regarding cash held by international subsidiaries;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;

•	Sysco’s expectations regarding cash flows from operations over the long-term, and the factors impacting such cash flows;

•	our expectations regarding free cash flow;

•	expectations regarding capital expenditures;

•	expectations regarding tax expense and benefits;

•	expectations regarding tax rates;

•	expectations regarding the return of letters of credit in certain tax jurisdictions;

•	expectations regarding acquisitions and related accounting treatment;

•	our strategy and expectations regarding share repurchases and shares outstanding; and

•	expectations related to our forward diesel fuel commitments.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015:

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;

•	risks related to unfavorable conditions in the U.S. economy and local markets and the impact on our results of operations and financial condition;

•	the risk that competition in our industry may adversely impact our margins and our ability to retain customers and make it difficult for us to maintain our market share, growth rate and profitability;

•	the risk that we may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs;

•	the risk of interruption of supplies and increase in product costs as a result of conditions beyond our control;

•	the potential impact on our reputation and earnings of adverse publicity or lack of confidence in our products;

•	risks related to unfavorable changes to the mix of locally managed customers versus corporate-managed customers;

•	the risk that we may not realize anticipated benefits from our operating cost reduction efforts;

•	difficulties in successfully expanding into international markets and complimentary lines of business;

•	the potential impact of product liability claims;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;

•	risks related to our ability to effectively finance and integrate acquired businesses;

•	our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;

•	our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;

•	the impact on our liquidity by payments required to appeal tax assessments with certain tax jurisdictions;

•	due to our reliance on technology, any technology disruption or delay in implementing new technology could have a material negative impact on our business;

•	the risk that a cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with customers;

•	the potential requirement to pay material amounts under our multiemployer defined benefit pension plans;

•	our funding requirements for our company-sponsored qualified pension plan may increase should financial markets experience future declines;

•	labor issues, including the renegotiation of union contracts and shortage of qualified labor; and

•	the risk that the anti-takeover benefits provided by our preferred stock may not be viewed as beneficial to stockholders.

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

Interest Rate Risk

At December 26, 2015, there were no commercial paper issuances outstanding. Total debt as of December 26, 2015 was $4.4 billion, of which approximately 71% was at fixed rates of interest, including the impact of our interest rate swap agreements.

In August 2013, we entered into interest rate swap agreements that effectively converted $500 million of the new senior notes maturing in October 2017, to floating rate debt.

As noted in Note 7, "Debt", concurrent with the offering of $2.0 billion in senior notes in fiscal 2016, the company entered into interest rate swap agreements that effectively converted $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

Details of our outstanding swap agreements are below:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
February 12, 2018	$500	5.25%	Six-month LIBOR	Every six months in advance	Other assets	$3,936
October 1, 2020	$750	2.60%	Six-month LIBOR	Every six months in advance	Other long-term liabilities	$(6,575)

As noted in Note 6, "Derivative Financial Instruments", the company terminated interest rate swap agreements used to hedge a senior notes issued in the second quarter of fiscal 2016. Payments of $6.1 million were made in the second quarter of fiscal 2016.

Fuel Price Risk

Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. During the first 26 weeks of fiscal 2016 and fiscal 2015, fuel costs related to outbound deliveries represented approximately 0.2% and 0.6% of sales, respectively.

We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of December 26, 2015, we had forward diesel fuel commitments totaling approximately $127.5 million through November 2017. These contracts will lock in the price of approximately 55% of our fuel purchase needs for the remainder of fiscal 2016. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 26, 2015, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended December 26, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 27, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the first quarter of fiscal 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
September 27 – October 24	32,329,218	$39.45	32,319,392	20,000,000
Month #2
October 25 – November 21	11,539	40.87	—	20,000,000
Month #3
November 22 – December 26	536,292	41.09	526,500	19,473,500

Total	32,877,049	$41.08	32,845,892	19,473,500

The total number of shares purchased includes 9,826, 11,539 and 9,792 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

In June 2015, our Board of Directors approved a repurchase program to repurchase from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, including $1.5 billion through an accelerated share repurchase program that commenced in the second quarter of fiscal 2016, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. Our accelerated share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for "Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs." We repurchased 32,319,392 shares under this plan in the second quarter of fiscal 2016. In addition to this share repurchase program approved in June, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million.  The authorization expires on August 21, 2017.  Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors. We purchased 2,279,917 additional shares under this authorization in the third quarter of fiscal 2016 through January 23, 2016.

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

Date: February 1, 2016

	By	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: February 1, 2016

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

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated November 17, 2015, incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 18, 2015 (File No. 1-6544).

4.1	—
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

10.1#†		Form of Restricted Stock Unit Award Agreement (Fiscal Year 2016) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan.

10.2#†		Form of Stock Option Grant Agreement (Fiscal Year 2016) for executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan.

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Review Report from Ernst & Young LLP dated February 1, 2016, re: unaudited financial statements.

15.2#	—	Acknowledgement letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2015 filed with the SEC on  February 1, 2016, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of December 26, 2015, June 27, 2015 and December 27, 2014, (ii) Consolidated Results of Operations for the thirteen and twenty six week periods ended December 26, 2015 and December 27, 2014, (iii) Consolidated Statements of Comprehensive Income for the thirteen and twenty six week periods ended December 26, 2015 and December 27, 2014, (iv) Consolidated Cash Flows for the twenty six week period ended December 26, 2015 and December 27, 2014, and (v) the Notes to Consolidated Financial Statements.

___________
† Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.
# Filed herewith
* Furnished herewith