Form 10-K/A
period 2015-06-27
SYSCO CORP
filed 2016-03-03
CIK 96021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6544

Sysco Corporation

(Exact name of registrant as specified in its charter)

Delaware	74-1648137
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1390 Enclave Parkway Houston, Texas	77077-2099 (Zip Code)

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code:

(281) 584-1390

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the company’s 2015 Proxy Statement, which was filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III.

EXPLANATORY NOTE

The signed consent of Ernst & Young LLP, the Company’s independent registered public accounting firm, was delivered prior to the filing of the Form 10-K for the year ended June 27, 2015, originally filed on August 25, 2015 (the “Original Filing”); however, the conformed signature was inadvertently omitted from the version of the consent filed via EDGAR. This amendment is being filed to include the conformed signature.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Amendment:

1.	Financial statements:

The following documents were previously filed with the SEC on August 25, 2015 as part of our Annual

Report on Form 10-K for the fiscal year ended June 27, 2015, which is being hereby amended.

•	Financial Statements and Supplementary Data

•	Consolidated Balance Sheet as of June 27, 2015 and June 28, 2014.

•	Consolidated Statements of Operations for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013

•	Consolidated Statements of Comprehensive Income for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013

•	Consolidated Statements of Cash Flows for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013

•	Notes to the Consolidated Financial Statements

2.	Exhibits: See Item 15(b) below. We have filed, or incorporated into this Annual Report on Form 10-K/A by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10K/A.

(b)	Exhibits: The exhibit list in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K/A is incorporated herein by reference as the list of exhibits required by this item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSCO CORPORATION

Date: March 2, 2016	By:	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following is a list of all exhibits filed as part of this amended annual report on Form 10-K/A.

Exhibit No	Description of Exhibits

23.1	Consent of Ernst & Young LLP

31.3	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibits.

3.1	—	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

3.2	—	Certificate of Amendment to Restated Certificate of Incorporation increasing authorized shares, incorporated by reference to Exhibit 3(e) to Form 10-Q for the quarter ended December 27, 2003 (File No. 1-6544).

3.3	—	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended June 29, 1996 (File No. 1-6544).

3.4	—	Amended and Restated Bylaws of Sysco Corporation dated November 14, 2013, incorporated by reference to Exhibit 3.01 to Form 8-K filed on November 20, 2013 (File No. 1-6544).

4.1	—	Senior Debt Indenture, dated as of June 15, 1995, between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 filed June 6, 1995 (File No. 33-60023).

4.2	—	Third Supplemental Indenture, dated as of April 25, 1997 between Sysco Corporation and First Union National Bank of North Carolina, Trustee, incorporated by reference to Exhibit 4(g) to Form 10-K for the year ended June 28, 1997 (File No. 1-6544).

4.3	—	Fifth Supplemental Indenture, dated as of July 27, 1998 between Sysco Corporation and First Union National Bank, Trustee, incorporated by reference to Exhibit 4(h) to Form 10-K for the year ended June 27, 1998 (File No. 1-6544).

4.4	—	Seventh Supplemental Indenture, including form of Note, dated March 5, 2004 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association (formerly First Union National Bank of North Carolina), as Trustee, incorporated by reference to Exhibit 4(j) to Form 10-Q for the quarter ended March 27, 2004 (File No. 1-6544).

4.5	—	Eighth Supplemental Indenture, including form of Note, dated September 22, 2005 between Sysco Corporation, as Issuer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Exhibits 4.1 and 4.2 to Form 8-K filed on September 20, 2005 (File No. 1-6544).

4.6	—	Ninth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.7	—	Tenth Supplemental Indenture, including form of Note, dated February 12, 2008 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 12, 2008 (File No. 1-6544).

4.8	—	Form of Eleventh Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.9	—	Form of Twelfth Supplemental Indenture, including form of Note, dated March 17, 2009 between Sysco Corporation, as Issuer, and the Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 13, 2009 (File No. 1-6544).

4.10	—	Form of Guarantee of Indebtedness of Sysco Corporation under Exhibits 4.1 through 4.9 as executed by Sysco’s U.S. Broadline subsidiaries, incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 20, 2011 (File No. 1-6544).

4.11	—	Thirteenth Supplemental Indenture, including form of Initial Guarantee, dated February 17, 2012 between Sysco Corporation, as Issuer, the Trustee and the Initial Guarantors, incorporated by reference to Exhibit 4(o) to Registration Statement on Form S-3 filed on February 17, 2012 (File No. 1-6544).

4.12	—	Fourteenth Supplemental Indenture, including form of Note, dated June 12, 2012 among Sysco, the Guarantors and the Trustee relating to the 2015 Notes, incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 12, 2012 (File No. 1-6544).

4.13	—	Fifteenth Supplemental Indenture, including form of Note, dated June 12, 2012 among Sysco, the Guarantors and the Trustee relating to the 2022 Notes, incorporated by reference to Exhibit 4.3 to Form 8-K filed on June 12, 2012 (File No. 1-6544).

4.14	—	Indenture dated May 23, 2002 between Sysco International, Co., Sysco Corporation and Wachovia Bank, National Association, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed August 21, 2002 (File No. 333-98489).

4.15	—	Form of Supplemental Indenture No. 1, dated July 2, 2010, between Sysco International, ULC, as successor by conversion and name change to Sysco International Co., Sysco Corporation, as Guarantor, and the Trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended July 3, 2010 filed on August 31, 2010 (File No. 1-6544).

4.16	—	Agreement of Resignation, Appointment and Acceptance, dated February 13, 2007, by and among Sysco Corporation and Sysco International Co., a wholly-owned subsidiary of Sysco Corporation, U.S. Bank National Association and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-3 filed on February 6, 2008 (File No. 333-149086).

10.1	—	Credit Agreement dated December 29, 2011 between Sysco Corporation, Sysco International, ULC, JP Morgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, and certain Lenders and Guarantors party thereto, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2011 filed on February 7, 2012 (File No. 1-6544).

10.2	—	First Amendment, dated November 29, 2012, in the form of a Maturity Date Extension Letter Agreement, amending that certain Credit Agreement dated December 29, 2011 between Sysco Corporation, Sysco International, ULC, JP Morgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, and certain Lenders and Guarantors party thereto, incorporated , by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 29, 2012 filed on February 5, 2013 (File No. 1-6544).

10.3	—	Second Amendment, dated as of January 31, 2014, to the Credit Agreement dated December 29, 2011 by and among Sysco Corporation, Sysco International, ULC, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch and the lenders party thereto, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.4	—	Issuing and Paying Agent Agreement, dated as of October 31, 2014, between Sysco Corporation and U.S. Bank National Association, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 27, 2014 filed on February 2, 2015 (File No. 1-6544).

10.5	—	Amended and Restated Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as Issuer, and J.P. Morgan Securities LLC, as Dealer, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 27, 2014 filed on February 2, 2015 (File No. 1-6544).

10.6	—	Commercial Paper Dealer Agreement, dated as of October 31, 2014, between Sysco Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 27, 2014 filed on February 2, 2015 (File No. 1-6544).

10.7*	—	Commercial Paper Dealer Agreement, dated as of February 13, 2015, between Sysco Corporation, as Issuer, and BNY Mellon Capital Markets, LLC , as Dealer.

10.8	—	Demand Facility Agreement, dated as of June 30, 2011, between SFS Canada I, LP and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.9	—	Guaranty Agreement, dated as of June 30, 2011, between Sysco Corporation and The Toronto-Dominion Bank, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.10	—	364-Day Bridge Term Loan Agreement, dated January 31, 2014, among Sysco Corporation, the Guarantors party thereto, the Lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.11+	—	Stockholders Agreement, dated as of December 8, 2013, by and among Sysco Corporation, Clayton Dubilier & Rice LLC, Kohlberg, Kravis Roberts & Co. L.P. and the stockholders named therein, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 1-6544).

10.12†	—	Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.13†	—	First Amendment to the Sixth Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.14†	—	Seventh Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.15†	—	Amended and Restated Sysco Corporation Executive Deferred Compensation Plan, effective June 29, 2013, incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.16†*	—	2015-1 Amendment to the Amended and Restated Sysco Corporation Executive Deferred Compensation Plan.

10.17†	—	Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 2, 2010 filed on November 9, 2010 (File No. 1-6544).

10.18†	—	First Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended July 2, 2011 filed on August 30, 2011 (File No. 1-6544).

10.19†	—	Second Amendment to Tenth Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.20†	—	Eleventh Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.21†	—	Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, including the Amended and Restated Sysco Corporation MIP Retirement Program, attached as Appendix I, effective as of June 29, 2013, incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.22†	—	First Amendment to the Amended and Restated Sysco Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.23†	—	Amended and Restated Sysco Corporation MIP Retirement Program, effective as of June 29, 2013, incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.24†	—	First Amendment to the Amended and Restated Sysco Corporation MIP Retirement Program, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.25†	—	Sysco Corporation Management Savings Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 29, 2012 filed on February 4, 2013 (File No. 1-6544).

10.26†	—	Amended and Restated Sysco Corporation Management Savings Plan, effective as of June 29, 2013, incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended June 29, 2013 filed on August 27, 2013 (File No. 1-6544).

10.27†	—	First Amendment to the Amended and Restated Sysco Corporation Management Savings Plan., incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2014 filed on May 6, 2014 (File No. 1-6544).

10.28†*	—	2015-1 Amendment to the Amended and Restated Sysco Corporation Management Savings Plan..

10.29†	—	Form of Stock Option Grant Agreement issued to executive officers on September 2, 2004 under the 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 8-K filed on September 9, 2004 (File No. 1-6544).

10.30†	—	2004 Stock Option Plan, incorporated by reference to Appendix B to the Sysco Corporation Proxy Statement filed September 24, 2004 (File No. 1-6544).

10.31†	—	2007 Stock Incentive Plan, as amended, incorporated by reference to Annex B to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.32†	—	Form of Stock Option Grant Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 29, 2007 filed on February 5, 2008 (File No. 1-6544).

10.33†	—	Form of Stock Option Grant Agreement issued to Robert C. Kreidler effective October 5, 2009 under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.34†	—	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.35†	—	Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form S-8 filed on November 15, 2013 (File No. 1-6544).

10.36†	—	Form of Stock Option Grant Agreement issued to executive officers under the Sysco Corporation 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 16544).

10.37†	—	Form of Restricted Stock Unit Award Agreement issued to executive officers under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 16544).

10.38†	—	Form of Sysco Protective Covenants Agreement (RSU Grant) issued to executive officers in connection with a Restricted Stock Unit Award Agreement issued under the 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended December 28, 2013 filed on February 4, 2014 (File No. 16544).

10.39†	—	First Amended and Restated 2008 Cash Performance Unit Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 26, 2009 filed on November 3, 2009 (File No. 1-6544).

10.40†	—	2009 Management Incentive Plan, incorporated by reference to Annex C to the Sysco Corporation Proxy Statement filed on October 8, 2009 (File No. 1-6544).

10.41†	—	Form of Fiscal Year 2014 Bonus Award under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 28, 2013 filed on November 5, 2013 (File No. 1-6544).

10.42†	—	Form of Fiscal Year 2015 Bonus Award under the 2009 Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 27, 2014 filed on November 4, 2014 (File No. 1-6544).

10.43†	—	Description of Sysco Corporation’s Executive Relocation Expense Reimbursement Policy, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended January 1, 2011 filed on February 8, 2011 (File No. 1-6544).

10.44†	—	Amended and Restated Non-Employee Directors Stock Plan, incorporated by reference to Appendix B to Proxy Statement filed on September 24, 2001 (File No. 1-6544).

10.45†	—	Form of Retainer Stock Agreement for issuance to Non-Employee Directors under the Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended January 1, 2005 filed on February 10, 2005 (File No. 1-6544).

10.46†	—	2009 Non-Employee Directors Stock Plan, incorporated by reference to Annex A to the Sysco Corporation Proxy Statement filed October 8, 2009 (File No. 1-6544).

10.47†	—	Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.48†	—	Form of Restricted Stock Grant Agreement under the 2009 Non-Employee Directors Stock Plan for those individuals who elected to defer receipt of shares under the 2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended April 2, 2011 filed on May 10, 2011(File No. 1-6544).

10.49†	—	Second Amended and Restated Board of Directors Deferred Compensation Plan dated April 1, 2002, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.50†	—	First Amendment to Second Amended and Restated Board of Directors Deferred Compensation Plan dated July 12, 2002, incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended June 29, 2002 filed on September 25, 2002 (File No. 1-6544).

10.51†	—	Second Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(k) to Form 10-Q for the quarter ended December 31, 2005 filed on February 9, 2006 (File No. 1-6544).

10.52†	—	Third Amendment to the Second Amended and Restated Sysco Corporation Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.53†	—	Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.54†	—	First Amendment to the Second Amended and Restated Sysco Corporation 2005 Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012 filed on May 8, 2012 (File No. 1-6544).

10.55†	—	2009 Board of Directors Stock Deferral Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 26, 2009 filed on February 2, 2010 (File No. 1-6544).

10.56†*	—	Description of Compensation Arrangements with Non-Employee Directors.

10.57†	—	Form of Indemnification Agreement with Non-Employee Directors, incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended July 28, 2008 filed on August 26, 2008 (File No. 1-6544).

10.58†*	—	Letter Agreement dated as of April 1, 2015, between Sysco Corporation and Robert C. Kreidler.

10.59	—	Agreement and Release, dated June 26, 2015, among USF Holding Corp., Sysco Corporation, Scorpion Corporation I, Inc. and Scorpion Company II, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 29, 2015 (File No. 1-6544).

12.1*	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	—	Subsidiaries of the Registrant.

23.1#	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	—	The following financial information from Sysco Corporation’s Annual Report on Form 10-K for the year ended June 27, 2015 filed with the SEC on August 24, 2015, formatted in XBRL includes: (i) Consolidated Balance Sheets as of June 27, 2015 and June 28, 2014, (ii) Consolidated Results of Operations for the periods ended June 27, 2015, June 28, 2014 and June 29, 2013, (iii) Consolidated Shareholders’ Equity for the periods ended June 27, 2015, June 28, 2014 and June 29, 2013, (iv) Consolidated Cash Flows for the periods ended June 27, 2015, June 28, 2014 and June 29, 2013, and (v) the Notes to Consolidated Financial Statements.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
#	Filed Herewith
*	Previously filed with the Original Filing
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Note: Debt instruments of Sysco Corporation and its subsidiaries defining the rights of long-term debt holders in principal amounts not exceeding 10% of Sysco Corporation’s consolidated assets have been omitted and will be provided to the Securities and Exchange Commission upon request.