Form 10-Q
period 2016-03-26
SYSCO CORP
filed 2016-05-03
CIK 96021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

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
Yes ☐     No ☑

563,515,990 shares of common stock were outstanding as of April 23, 2016.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	Mar. 26, 2016	June 27, 2015	Mar. 28, 2015
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$610,838	$5,130,044	$5,084,704
Accounts and notes receivable, less allowances of $66,066, $41,720, and $75,969	3,509,438	3,353,381	3,496,254
Inventories	2,703,635	2,691,823	2,649,752
Deferred income taxes	—	135,254	140,284
Prepaid expenses and other current assets	119,408	93,039	80,965
Prepaid income taxes	16,714	90,763	69,348
Total current assets	6,960,033	11,494,304	11,521,307
Plant and equipment at cost, less depreciation	3,900,470	3,982,143	3,970,261
Long-term assets
Goodwill	2,079,529	1,959,817	1,933,385
Intangibles, less amortization	193,672	154,809	154,277
Restricted cash	—	168,274	166,208
Other assets	217,390	229,934	198,707
Total other assets	2,490,591	2,512,834	2,452,577
Total assets	$13,351,094	$17,989,281	$17,944,145

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$79,836	$70,751	$79,620
Accounts payable	2,906,651	2,881,953	2,836,430
Accrued expenses	1,118,410	1,467,610	1,109,887
Current maturities of long-term debt	7,175	4,979,301	313,919
Total current liabilities	4,112,072	9,399,615	4,339,856
Long-term liabilities
Long-term debt	4,274,884	2,271,825	7,235,941
Deferred income taxes	107,136	81,591	117,674
Other long-term liabilities	810,642	934,722	898,062
Total other liabilities	5,192,662	3,288,138	8,251,677
Commitments and contingencies
Noncontrolling interest	76,929	41,304	39,729
Shareholders' equity
Preferred stock, par value $1 per share Authorized 1,500,000 shares, issued none	—	—	—
Common stock, par value $1 per share Authorized 2,000,000,000 shares, issued 765,174,900 shares	765,175	765,175	765,175
Paid-in capital	1,039,236	1,213,999	1,185,012
Retained earnings	8,964,542	8,751,985	8,857,277
Accumulated other comprehensive loss	(988,101)	(923,197)	(920,140)
Treasury stock at cost, 200,223,397, 170,857,231 and 171,860,470 shares	(5,811,421)	(4,547,738)	(4,574,441)
Total shareholders' equity	3,969,431	5,260,224	5,312,883
Total liabilities and shareholders' equity	$13,351,094	$17,989,281	$17,944,145
Note: The June 27, 2015 balance sheet has been derived from the audited financial statements at that date.
See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)
(In thousands, except for share and per share data)

	13-Week Period Ended		39-Week Period Ended
	Mar. 26, 2016	Mar. 28, 2015	Mar. 26, 2016	Mar. 28, 2015
Sales	$12,002,791	$11,746,659	$36,719,028	$36,278,814
Cost of sales	9,859,966	9,689,161	30,181,394	29,947,462
Gross profit	2,142,825	2,057,498	6,537,634	6,331,352
Operating expenses	1,765,207	1,730,190	5,233,959	5,222,985
Operating income	377,618	327,308	1,303,675	1,108,367
Interest expense	57,699	69,550	231,841	177,526
Other expense (income), net	(6,952)	(8,577)	(29,956)	(8,558)
Earnings before income taxes	326,871	266,335	1,101,790	939,399
Income taxes	109,735	89,380	367,835	325,652
Net earnings	$217,136	$176,955	$733,955	$613,747

Net earnings:
Basic earnings per share	$0.38	$0.30	$1.27	$1.04
Diluted earnings per share	0.38	0.30	1.26	1.03

Average shares outstanding	566,487,516	594,030,427	576,651,249	591,009,787
Diluted shares outstanding	570,814,798	598,921,070	580,980,865	596,047,008

Dividends declared per common share	$0.31	$0.30	$0.92	$0.89

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	Mar. 26, 2016	Mar. 28, 2015	Mar. 26, 2016	Mar. 28, 2015
Net earnings	$217,136	$176,955	$733,955	$613,747
Other comprehensive (loss):
Foreign currency translation adjustment	50,373	(97,890)	(81,309)	(260,997)
Items presented net of tax:
Amortization of cash flow hedges	1,769	1,676	5,214	3,441
Change in fair value of cash flow hedges	—	—	(3,779)	(34,111)
Amortization of prior service cost	1,715	1,737	5,145	5,211
Amortization of actuarial loss, net	3,275	2,993	9,825	8,979
Total other comprehensive income (loss)	57,132	(91,484)	(64,904)	(277,477)
Comprehensive income	$274,268	$85,471	$669,051	$336,270

See Notes to Consolidated Financial Statements

Sysco Corporation and its Consolidated Subsidiaries
CONSOLIDATED CASH FLOWS (Unaudited)
(In thousands)

	39-Week Period Ended
	Mar. 26, 2016	Mar. 28, 2015
Cash flows from operating activities:
Net earnings	$733,955	$613,747
Adjustments to reconcile net earnings to cash provided by operating activities:
Share-based compensation expense	66,333	61,698
Depreciation and amortization	460,664	411,842
Amortization of debt issuance and other debt-related costs	36,088	24,057
Loss on extinguishment of debt	86,460	—
Deferred income taxes	125,527	5,237
Provision for losses on receivables	15,596	17,256
Other non-cash items	(18,918)	(10,177)
Additional changes in certain assets and liabilities, net of effect of businesses acquired:
(Increase) in receivables	(174,826)	(177,018)
(Increase) in inventories	(6,825)	(97,389)
Decrease in prepaid expenses and other current assets	20,530	1,540
Increase in accounts payable	11,358	37,239
(Decrease) increase in accrued expenses	(357,503)	100,921
Increase (decrease) in accrued income taxes	93,601	(13,323)
Decrease (increase) in other assets	4,954	(4,396)
(Decrease) in other long-term liabilities	(84,076)	(96,838)
Excess tax benefits from share-based compensation arrangements	(23,937)	(13,897)
Net cash provided by operating activities	988,981	860,499
Cash flows from investing activities:
Additions to plant and equipment	(360,883)	(437,286)
Proceeds from sales of plant and equipment	12,623	15,404
Acquisition of businesses, net of cash acquired	(167,701)	(29,177)
Decrease (increase) in restricted cash	168,274	(20,796)
Purchase of foreign currency options	(34,648)	—
Net cash used for investing activities	(382,335)	(471,855)
Cash flows from financing activities:
Bank and commercial paper borrowings (repayments), net	—	(129,999)
Other debt borrowings including senior notes	2,028,639	5,045,345
Other debt repayments	(77,842)	(34,184)
Redemption of senior notes	(5,050,000)	—
Debt issuance costs	(20,491)	(30,980)
Cash paid for settlement of cash flow hedge	(6,134)	(188,840)
Cash received from termination of interest rate swap agreements	14,496	—
Proceeds from stock option exercises	222,798	201,764
Accelerated share and treasury stock purchases	(1,711,481)	—
Dividends paid	(523,665)	(516,540)
Excess tax benefits from share-based compensation arrangements	23,937	13,897
Net cash (used for) provided by financing activities	(5,099,743)	4,360,463
Effect of exchange rates on cash and cash equivalents	(26,109)	(77,449)
Net (decrease) increase in cash and cash equivalents	(4,519,206)	4,671,658
Cash and cash equivalents at beginning of period	5,130,044	413,046
Cash and cash equivalents at end of period	$610,838	$5,084,704
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$158,957	$115,969
Income taxes	165,904	345,624

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
Deferred taxes within the consolidated balance sheet for March 26, 2016, have been classified as long-term due to the adoption of an accounting pronouncement related to simplification in the presentation of deferred taxes. See Note 2, "Changes in Accounting" for additional information on these changes.
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
In the fourth quarter of fiscal 2015, Sysco acquired a 50% interest in a foodservice company in Mexico and accounted for this interest using the equity-method of accounting. In the third quarter of fiscal 2016, Sysco obtained control of the board of this company and began consolidating these operations; therefore, the financial position, results of operations and cash flows for this company have been included in Sysco’s consolidated financial statements. The value of the 50% noncontrolling interest is considered redeemable due to certain features of the investment agreement and has been presented as mezzanine equity, which is outside of permanent equity, in the consolidated balance sheets. The income attributable to the noncontrolling interest is located within Other expense (income), net, in the consolidated results of operations, as this amount is not material. The non-cash add back for the change in the value of the noncontrolling interest is located within Other non-cash items on the consolidated cash flows.
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

3.  NEW ACCOUNTING STANDARDS
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards. The areas for simplification involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. The guidance is effective for interim and annual periods beginning after December 15, 2016, which is fiscal 2018 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which is fiscal 2020 for Sysco, with early adoption permitted. The company is currently reviewing the provisions of the new standard.

Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), which requires the following: (1) all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee); (2) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The guidance is effective for interim and annual periods beginning after December 15, 2017, which is fiscal 2019 for Sysco. The company is currently reviewing the provisions of the new standard.

Business Combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), which requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment will be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier adoption permitted.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The collective guidance is effective for interim and annual periods beginning after December 15, 2017, which is fiscal 2019 for Sysco, and could be early adopted in fiscal 2018. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The company has not selected a transition method and is currently evaluating the impact of the pending adoption of this ASU on its ongoing financial reporting.

4.  ACQUISITIONS
During the first 39 weeks of fiscal 2016, the company paid cash of $167.7 million for acquisitions. The acquisitions did not have a material effect on operating results, cash flows or financial position. Certain current year and prior year acquisitions involve contingent consideration that may include earnout agreements that are typically payable over periods of up to three years in the event that certain operating results are achieved. As of March 26, 2016, aggregate contingent consideration outstanding was $25.6 million, of which $17.3 million was recorded as earnout liabilities.
During the third quarter of fiscal 2016, the company entered into a share sale and purchase agreement (the Purchase Agreement) to acquire Cucina Lux Investments Limited, a parent holding company of the Brakes Group (the Brakes Acquisition). The Brakes Group is a leading European foodservice business with operations in the United Kingdom, France, Sweden, Ireland, Spain, Belgium and Luxembourg. The aggregate enterprise value to be paid by Sysco in the Brakes Acquisition is approximately £2.2 billion (approximately $3.1 billion based on the applicable exchange rates as of March 26, 2016), and includes the repayment of approximately $2.3 billion of the Brakes Group’s outstanding financial debt. The purchase price will be paid entirely in cash and is subject to certain adjustments as provided in the Purchase Agreement. Following the closing of the Brakes Acquisition, the Brakes Group will be wholly owned by Sysco. The company entered into foreign currency option contracts with maturities of less than three months to protect Sysco from a decrease in the foreign exchange rate between the U.S. dollar and the pound sterling on a notional amount of £1.1 billion (approximately $1.5 billion based on the applicable exchange rates as of March 26, 2016). The completion of the Brakes Acquisition is subject only to conditions relating to required antitrust approvals, and the Purchase Agreement generally requires each party to use its reasonable best endeavors to obtain such approvals and to consummate the Brakes Acquisition. The Purchase Agreement contains limited termination rights, including the automatic termination of the Purchase Agreement if the conditions have not been satisfied by November 27, 2016. The Purchase Agreement does not require payment of fees by or to either party in the event of termination of the Brakes Acquisition. The company currently expects the acquisition to close in June or July 2016.
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

•
The interest rate swap agreements, discussed further in Note 7, "Derivative Financial Instruments" are valued using a swap valuation model that utilizes an income approach using observable market inputs including interest rates, LIBOR swap rates and credit default swap rates.  These are included within other assets and other long-term liabilities as Level 2 measurements in the tables below.

•
Foreign exchange option contracts, discussed further in Note 7, "Derivative Financial Instruments" are valued using a standard industry valuation model that projects future cash flows and discounts the future amounts to a present value using market-based observable inputs including foreign exchange rates, credit risk and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments held; accordingly, the company classifies these valuation techniques as Level 2 measurements in the tables below.

The following tables present the company’s assets and liabilities measured at fair value on a recurring basis as of March 26, 2016, June 27, 2015 and March 28, 2015:

	Assets and Liabilities Measured at Fair Value as of Mar. 26, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$134,925	$34,050	$—	$168,975
Prepaid expenses and other current assets
Foreign exchange option contracts	—	37,244	—	37,244
Other assets
Interest rate swap agreement	—	11,801	—	11,801
Total assets at fair value	$134,925	$83,095	$—	$218,020

Liabilities:
Long-term debt	$—	$1,293,507	$—	$1,293,507
Total liabilities at fair value	$—	$1,293,507	$—	$1,293,507

	Assets and Liabilities Measured at Fair Value as of Jun. 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$4,677,735	$63,689	$—	$4,741,424
Restricted cash	168,274	—	—	168,274
Other assets
Interest rate swap agreement	—	12,597	—	12,597
Total assets at fair value	$4,846,009	$76,286	$—	$4,922,295

Liabilities:
Current maturities of long-term debt	$—	$1,257,127	$—	$1,257,127
Long-term debt	—	503,379	—	503,379
Total liabilities at fair value	$—	$1,760,506	$—	$1,760,506

	Assets and Liabilities Measured at Fair Value as of Mar. 28, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents
Cash equivalents	$4,760,760	$63,213	$—	$4,823,973
Restricted cash	166,208	—	—	166,208
Other assets
Interest rate swap agreement	—	23,295	—	23,295
Total assets at fair value	$4,926,968	$86,508	$—	$5,013,476

Liabilities:
Long-term debt	$—	$1,770,798	$—	$1,770,798
Total liabilities at fair value	$—	$1,770,798	$—	$1,770,798
The carrying values of accounts receivable and accounts payable approximated their respective fair values due to their short-term maturities. The fair value of Sysco’s total debt is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the company for debt of the same remaining maturities and is considered a Level 2 measurement. The table above reflects the fair value for any long-term debt that has been hedged and is recorded at fair value. Non-hedged debt is recorded at book value. The fair value of total non-hedged debt approximated $3.4 billion, $5.6 billion and $7.7 billion as of March 26, 2016, June 27, 2015 and March 28, 2015, respectively. The carrying value of total non-hedged debt was $3.1 billion, $5.4 billion and $7.2 billion as of March 26, 2016, June 27, 2015 and March 28, 2015, respectively.

6. ENTERPRISE RESOURCE PLANNING ASSETS
In the third quarter of fiscal 2016, Sysco announced its revised business technology strategy focused on improving the customer experience. In refocusing its technology approach, Sysco created plans to modernize and add new capability and functionality to its existing SUS Enterprise Resource Planning (ERP) system. In connection with this strategy, Sysco created plans to remove the SAP ERP platform currently used by 12 of its operating companies by the end of fiscal 2017. At the time of the decision, the company had $31.6 million recorded as construction in progress for incomplete projects for the SAP ERP platform and $251.1 million in net book value for internal use software for the SAP ERP platform, with the majority having a remaining life of three years. Sysco concluded that the projects under development would not be completed and expensed the $31.6 million in construction in progress in the third quarter of fiscal 2016. The company tested the internal use software currently amortizing for the SAP ERP platform on an undiscounted cash flow basis and concluded that those cash flows would be sufficient to recover the full asset value for the remaining period the asset is planned to be in use. Sysco shortened the remaining life of the internal use assets to fully amortize by the end of fiscal 2017, concurrent with the expected time frame to fully migrate Sysco's 12 operating companies to the SUS ERP system. In the third quarter of fiscal 2016, Sysco recognized an additional $11.0 million in amortization expense as a result of shortening the useful lives of these assets.

7.  DERIVATIVE FINANCIAL INSTRUMENTS
Sysco manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. The proposed Brakes Acquisition requires payment for the purchase price in pound sterling. Sysco chose to economically hedge this foreign currency exposure. The company does not use derivative financial instruments for trading or speculative purposes.

Hedging of debt portfolio
In October 2015, Sysco issued senior notes totaling $2.0 billion to fund $1.5 billion in repurchases of outstanding shares of its common stock pursuant to its $1.5 billion accelerated share repurchase program, to repay approximately $500 million of its outstanding commercial paper and for general corporate purposes. Concurrent with the offering of these senior notes, the company entered into interest rate swap agreements that effectively converted $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in benchmark interest rates.

In August 2015, the company entered into forward starting swap agreements with a notional amount totaling $500 million. The company designated these derivatives as cash flow hedges to reduce interest rate exposure on the forecasted 10-year debt due to changes in the benchmark interest rates on debt the company issued in October 2015. Concurrent with this debt offering, Sysco terminated the swaps and paid $6.1 million. The loss was recorded in accumulated other comprehensive income (loss) and will be amortized to interest expense over the term of the originally hedged fixed-rate interest rate payments.
In October 2014, Sysco obtained long-term financing for its proposed merger with US Foods, Inc. (US Foods) by completing a six-part senior notes offering totaling $5.0 billion. At the same time of these note issuances, the company entered into interest rate swap agreements that effectively converted $500 million of senior notes maturing in fiscal 2018 and $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These are collectively referred to as the 2015 swaps. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates. In the first quarter of 2016, the company terminated the 2015 swaps for proceeds of $14.5 million in connection with the redemption of these senior notes.
     In January 2014, the company entered into two forward starting swap agreements with notional amounts totaling $2 billion in contemplation of securing long-term financing for the proposed US Foods merger or for other long-term financing purposes in the event the merger did not occur. The company designated these derivatives as cash flow hedges to reduce interest rate exposure on forecasted 10-year and 30-year debt due to changes in the benchmark interest rates until the expected issuance of the debt. In September 2014, in conjunction with the pricing of the $1.25 billion senior notes maturing in fiscal 2025 and the $1 billion senior notes maturing in fiscal 2045, the company terminated these swaps, locking in the effective yields on the related debt. Cash of $58.9 million was paid to settle the 10-year swap in September 2014, and cash of $129.9 million was paid to settle the 30-year swap in October 2014. The cash payments are located within the line Cash paid for settlement of cash flow hedge within financing activities in the statement of consolidated cash flows. The cumulative losses recorded in Accumulated other comprehensive (loss) income related to these swaps will continue to be amortized through interest expense over the term of the originally hedged fixed-rate interest rate payments, as those payments are anticipated to remain within Sysco's capital structure. The interest payments included in Sysco's originally hedged amount were 60 semiannual interest cash flows on $1.0 billion in aggregate principal amount of fixed rate debt and 20 semiannual interest cash flows on $1.0 billion in aggregate principal amount of fixed rate debt. Amortization commenced in October 2014 when those interest payments began affecting earnings.
In August 2013, the company entered into an interest rate swap agreement that effectively converted $500 million of fixed rate debt maturing in fiscal 2018 to floating rate debt.

Hedging of foreign currency exposure
The company's proposed Brakes Acquisition requires payment of the purchase price in pounds sterling. The company entered into foreign currency option contracts with maturities of less than three months to protect Sysco from a decrease in the foreign exchange rate between the U.S. dollar and the pound sterling. Such contracts are considered economic hedges and do not qualify for hedge accounting. Sysco recognizes gains or losses on these contracts within operating expense on its consolidated statements of operations. As of March 26, 2016, the total net unrealized gain on our economic hedge foreign exchange forward contracts was $2.6 million. As these amounts do not qualify for hedge accounting, changes in the fair value are recorded directly to earnings. As of March 26, 2016, the notional values of our foreign exchange option contracts that do not qualify for hedge accounting were £1.1 billion (approximately $1.5 billion based on the applicable exchange rate as of March 26, 2016). The premiums for these contracts totalled $34.6 million and the fair value of these contracts at March 26, 2016 was $37.2 million. The fair value is located within Prepaid expenses and other current assets on the company's consolidated balance sheet.
The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of March 26, 2016, June 27, 2015 and March 28, 2015 are as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap agreements:
Mar. 26, 2016	Other assets	$11,801
Jun. 27, 2015	Other assets	12,597
Mar. 28, 2015	Other assets	23,295

The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 13-week periods ended March 26, 2016 and March 28, 2015 presented on a pretax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		13-Week Period Ended
		Mar. 26, 2016	Mar. 28, 2015
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$—	$(6,451)
Cash Flow Hedge Relationships:
Interest rate contracts	Interest expense	$2,872	$2,720
The location and effect of derivative instruments and related hedged items on the consolidated results of operations for the 39-week periods ended March 26, 2016 and March 28, 2015 presented on a pretax basis are as follows:

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
		39-Week Period Ended
		Mar. 26, 2016	Mar. 28, 2015
		(In thousands)
Fair Value Hedge Relationships:
Interest rate swap agreements	Interest expense	$—	$(16)
Cash Flow Hedge Relationships:
Interest rate swap contracts	Interest expense	$8,463	$5,585

Hedge ineffectiveness represents the difference between the changes in the fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rates. Hedge ineffectiveness is recorded directly in earnings within interest expense and was not applicable for the third quarter of fiscal 2016 and immaterial for the 39-week periods ended March 26, 2016 and March 28, 2015. The interest rate swaps do not contain credit-risk-related contingent features.

8.  DEBT
Sysco has a commercial paper program allowing the company to issue short-term unsecured notes in an aggregate amount not to exceed $1.5 billion. As of March 26, 2016, there were no commercial paper issuances outstanding. Any outstanding amounts are classified within long-term debt, as the program is supported by a long-term revolving credit facility. During the first 39 weeks of 2016, aggregate outstanding commercial paper issuances and short-term bank borrowings ranged from zero to approximately $1.0 billion.

Senior Notes Redemption
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

Interest expense for the first 39 weeks of fiscal 2016 includes the following amounts from these transactions:

39-Week Period Ended March 26, 2016
(In thousands)
Redemption Premium Payment	$50,000
Debt issuance cost write-off	28,642
Bond discount write-off	17,869
Gain on swap termination	(10,051)
Loss on extinguishment of debt	86,460
Interest expense on senior notes	8,375
Total	$94,835

Senior Notes Offering
On September 28, 2015, Sysco issued senior notes totaling $2.0 billion. Details of the senior notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
October 1, 2020	$750	2.60%	99.809%
October 1, 2025	750	3.75	100.000
October 1, 2045	500	4.85	99.921
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

Bridge Term Loan Agreement
In March 2016, Sysco entered into a £1,725 million bridge term loan agreement (the Bridge Term Loan Agreement) (approximately $2,440 million based on the applicable exchange rate as of March 26, 2016) to fund the proposed Brakes Acquisition. Subject to certain terms and conditions, Sysco would have been allowed to borrow up to £1,725 million as a term loan upon, or substantially contemporaneously with, the closing of the Brakes Acquisition to fund the Brakes Acquisition, refinance certain indebtedness of the Target and pay related fees and expenses.
Loans made under the Bridge Term Loan Agreement would have incurred interest at the applicable London Interbank Offered Rate for deposits in the lawful currency of the United Kingdom, plus an applicable rate of 75 to 212.5 basis points based on Sysco’s debt rating and the duration of the loans outstanding under the Bridge Term Loan Agreement. Sysco was also required to pay certain customary fees in connection with the Bridge Facility, including upfront, duration and ticking fees. The availability of loans under the Bridge Term Loan Agreement was conditioned on, among other things and subject to certain exceptions, the consummation of the Brakes Acquisition pursuant to the Purchase Agreement.
The Bridge Term Loan Agreement was terminated by Sysco in April 2016 following the closing of the offering of $2.5 billion in aggregate principal amount of new senior notes. See Note 18, "Subsequent Events" for additional information on this senior notes offering and other recent developments involving the company's debt.

9.  COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS

In the tables below, the caption “Pension Benefits” includes both the company-sponsored qualified pension plan and the Supplemental Executive Retirement Plan. The components of net company-sponsored benefit cost for the third quarter and first 39 weeks of fiscal 2016 and fiscal 2015 are as follows:

	Pension Benefits		Other Postretirement Plans
	Mar. 26, 2016	Mar. 28, 2015	Mar. 26, 2016	Mar. 28, 2015
	(In thousands)
Service cost	$2,902	$2,815	$134	$134
Interest cost	42,833	42,779	153	148
Expected return on plan assets	(53,202)	(57,156)	—	—
Amortization of prior service cost	2,743	2,778	41	42
Amortization of actuarial loss (gain)	5,435	4,968	(118)	(109)
Net periodic costs (benefits)	$711	$(3,816)	$210	$215

	Pension Benefits		Other Postretirement Plans
	Mar. 26, 2016	Mar. 28, 2015	Mar. 26, 2016	Mar. 28, 2015
	(In thousands)
Service cost	$8,705	$8,445	$403	$402
Interest cost	128,498	128,338	458	444
Expected return on plan assets	(159,606)	(171,468)	—	—
Amortization of prior service cost	8,228	8,332	124	126
Amortization of actuarial loss (gain)	16,305	14,904	(354)	(327)
Net periodic costs (benefits)	$2,130	$(11,449)	$631	$645
      Sysco’s contributions to its company-sponsored defined benefit plans were $50.6 million and $68.8 million during the first 39 weeks of fiscal 2016 and 2015, respectively.

10. SHAREHOLDERS' EQUITY
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
The initial receipt of 32,319,392 shares is included in Treasury Stock and reduced the company's weighted average common shares outstanding for the third quarter and first 39 weeks of fiscal 2016. The adjustment feature, which is based on the volume-weighted average share price, is considered a forward contract indexed to Sysco's own common stock and meets all of the applicable criteria for equity classification and, therefore, is not accounted for as a derivative instrument.

11.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	13-Week Period Ended		39-Week Period Ended
	Mar. 26, 2016	Mar. 28, 2015	Mar. 26, 2016	Mar. 28, 2015
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Numerator:
Net earnings	$217,136	$176,955	$733,955	$613,747
Denominator:
Weighted-average basic shares outstanding	566,487,516	594,030,427	576,651,249	591,009,787
Dilutive effect of share-based awards	4,327,282	4,890,643	4,329,616	5,037,221
Weighted-average diluted shares outstanding	570,814,798	598,921,070	580,980,865	596,047,008
Basic earnings per share	$0.38	$0.30	$1.27	$1.04
Diluted earnings per share	$0.38	$0.30	$1.26	$1.03
     The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 3,100,000 and 2,600,000 for the third quarter of fiscal 2016 and fiscal 2015, respectively. The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 4,300,000 and 1,700,000 for the first 39 weeks of 2016 and 2015, respectively.

12.  OTHER COMPREHENSIVE INCOME
     Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity, such as foreign currency translation adjustment, amounts related to cash flow hedging arrangements and certain amounts related to pension and other postretirement plans. Comprehensive income was $274.3 million and $85.5 million for the third quarter of fiscal 2016 and fiscal 2015, respectively. Comprehensive income was $669.1 million and $336.3 million for the first 39 weeks of fiscal 2016 and 2015, respectively.
A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

		13-Week Period Ended Mar. 26, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,784	$1,069	$1,715
Amortization of actuarial loss (gain), net	Operating expenses	5,317	2,042	3,275
Total reclassification adjustments		8,101	3,111	4,990
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	50,373	—	50,373
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,872	1,103	1,769
Total other comprehensive (loss) income		$61,346	$4,214	$57,132

		13-Week Period Ended Mar. 28, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$2,819	$1,082	$1,737
Amortization of actuarial loss (gain), net	Operating expenses	4,859	1,866	2,993
Total reclassification adjustments		7,678	2,948	4,730
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(97,890)	—	(97,890)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	2,720	1,044	1,676
Total other comprehensive (loss) income		$(87,492)	$3,992	$(91,484)

		39-Week Period Ended Mar. 26, 2016
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$8,352	$3,207	$5,145
Amortization of actuarial loss (gain), net	Operating expenses	15,951	6,126	9,825
Total reclassification adjustments		24,303	9,333	14,970
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(81,309)	—	(81,309)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	8,463	3,249	5,214
Change in fair value of cash flow hedge	N/A	(6,134)	(2,355)	(3,779)
Total other comprehensive (loss) income		$(54,677)	$10,227	$(64,904)

		39-Week Period Ended Mar. 28, 2015
	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
		(In thousands)
Pension and other postretirement benefit plans:
Reclassification adjustments:
Amortization of prior service cost	Operating expenses	$8,458	$3,247	$5,211
Amortization of actuarial loss (gain), net	Operating expenses	14,577	5,598	8,979
Total reclassification adjustments		23,035	8,845	14,190
Foreign currency translation:
Other comprehensive income before reclassification adjustments:
Foreign currency translation adjustment	N/A	(260,997)	—	(260,997)
Interest rate swaps:
Reclassification adjustments:
Amortization of cash flow hedges	Interest expense	5,585	2,144	3,441
Other comprehensive income before reclassification adjustments:
Change in fair value of cash flow hedges	N/A	(55,374)	(21,263)	(34,111)
Total other comprehensive (loss) income		$(287,751)	$(10,274)	$(277,477)
The following tables provide a summary of the changes in accumulated other comprehensive (loss) income for the periods presented:

	39-Week Period Ended Mar. 26, 2016
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 27, 2015	$(705,311)	$(97,733)	$(120,153)	$(923,197)
Other comprehensive income before reclassification adjustments	—	(81,309)	—	(81,309)
Amortization of cash flow hedges	—	—	5,214	5,214
Change in fair value of cash flow hedges	—	—	(3,779)	(3,779)
Amortization of unrecognized prior service cost	5,145	—	—	5,145
Amortization of unrecognized net actuarial losses	9,825	—	—	9,825
Balance as of Mar. 26, 2016	$(690,341)	$(179,042)	$(118,718)	$(988,101)

	39-Week Period Ended Mar. 28, 2015
	Pension and Other Postretirement Benefit Plans, net of tax	Foreign Currency Translation	Interest Rate Swaps, net of tax	Total
	(In thousands)
Balance as of Jun. 28, 2014	$(685,957)	$134,452	$(91,158)	$(642,663)
Other comprehensive income before reclassification adjustments	—	(260,997)	—	(260,997)
Amortization of cash flow hedges	—	—	3,441	3,441
Change in fair value of cash flow hedges	—	—	(34,111)	(34,111)
Amortization of unrecognized prior service cost	5,211	—	—	5,211
Amortization of unrecognized net actuarial losses	8,979	—	—	8,979
Balance as of Mar. 28, 2015	$(671,767)	$(126,545)	$(121,828)	$(920,140)

13.  SHARE-BASED COMPENSATION
     Sysco provides compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock incentive plans, the Employee Stock Purchase Plan (ESPP), and various non-employee director plans.

Stock Incentive Plans
In the first 39 weeks of fiscal 2016, options to purchase 4,367,764 shares were granted to employees. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value per option granted during the first 39 weeks of fiscal 2016 was $5.99.
In the first 39 weeks of fiscal 2016, 1,243,709 restricted stock units were granted to employees. Based on the jurisdiction in which the employee resides, some of these restricted stock units were granted with forfeitable dividend equivalents. The fair value of each restricted stock unit award granted with a dividend equivalent is based on the company’s stock price as of the date of grant. For restricted stock unit awards granted without dividend equivalents, the fair value was reduced by the present value of expected dividends during the vesting period. The weighted average grant-date fair value per restricted stock unit granted during the first 39 weeks of fiscal 2016 was $42.72.

Employee Stock Purchase Plan
     Plan participants purchased 1,021,767 shares of common stock under the ESPP during the first 39 weeks of fiscal 2016.
     The weighted average fair value per share of employee stock purchase rights issued pursuant to the ESPP was $5.75 during the first 39 weeks of fiscal 2016. The fair value of the stock purchase rights is estimated as the difference between the stock price and the employee purchase price.

All Share-Based Payment Arrangements
The total share-based compensation cost that has been recognized in results of operations was $66.3 million and $61.7 million for the first 39 weeks of fiscal 2016 and fiscal 2015, respectively.
     As of March 26, 2016, there was $81.7 million of total unrecognized compensation cost related to share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.55 years.

14.  INCOME TAXES
Uncertain Tax Positions
     As of March 26, 2016, the gross amount of unrecognized tax benefits was $25.6 million, and the gross amount of liability for accrued interest related to unrecognized tax benefits was $14.3 million. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the company’s unrecognized tax positions will increase or decrease in the next twelve months, either because Sysco prevails on positions challenged upon audit or because the company agrees to the disallowance. Items that may cause changes to unrecognized tax benefits primarily include the consideration of various filing requirements in numerous states and the allocation of income and expense between tax jurisdictions. At this time, an estimate of the range of the reasonably possible change cannot be made.

Effective Tax Rate
Sysco’s effective tax rate is reflective of the jurisdictions where the company has operations. In the third quarter of fiscal 2016, the company favorably resolved tax contingencies resulting in tax benefits of $7.7 million. In the third quarter of fiscal 2015, the tax rate was impacted by a tax contingency reversal of $5.0 million and reduced state taxes from legal restructuring. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rate in both periods. The effective tax rates for the third quarter of fiscal 2016 and fiscal 2015 were 33.57% and 33.56%, respectively.
The effective tax rate for the first 39 weeks of fiscal 2016 was favorably impacted by the resolution of tax contingencies. The effective tax rate for the first 39 weeks of fiscal 2015 was favorably impacted by lower state taxes from legal restructuring and a reduction of uncertain tax position accruals. Indefinitely reinvested earnings taxed at foreign statutory rates less than our domestic tax rate have the impact of reducing the effective tax rate in both periods. The effective tax rate for the first 39 weeks of fiscal 2016 and fiscal 2015 were 33.39% and 34.67%, respectively.

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

15.  COMMITMENTS AND CONTINGENCIES

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

16.  BUSINESS SEGMENT INFORMATION
     The company has aggregated certain of its operating companies into two reporting segments, Broadline and SYGMA in accordance with the accounting literature related to disclosures about segments of an enterprise. The Broadline reportable segment is an aggregation of the company’s broadline segments located in the Bahamas, Canada, Costa Rica, Ireland, Mexico and the United States. Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce, custom-cut meat operations, lodging industry segments, a company that distributes specialty imported products,  a company that distributes to international customers and the company’s Sysco Ventures platform, which includes a suite of technology solutions that help support the business needs of Sysco’s customers.  In fiscal 2015, our leadership structure was realigned and now our custom-cut meat operations no longer report through our Broadline leadership. As a result, these operations are no longer included in our Broadline segment and are now reported in "Other." Prior year amounts have been reclassified to conform to the current year presentation.
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

The following tables set forth certain financial information for Sysco’s business segments:

	13-Week Period Ended		39-Week Period Ended
	Mar. 26, 2016	Mar. 28, 2015	Mar. 26, 2016	Mar. 28, 2015
Sales:	(In thousands)		(In thousands)
Broadline	$9,466,912	$9,262,260	$29,100,718	$28,782,482
SYGMA	1,497,366	1,506,352	4,450,106	4,607,827
Other	1,392,254	1,295,287	4,285,191	3,852,182
Intersegment sales	(354,741)	(317,240)	(1,116,987)	(963,677)
Total	$12,002,791	$11,746,659	$36,719,028	$36,278,814

	13-Week Period Ended		39-Week Period Ended
	Mar. 26, 2016	Mar. 28, 2015	Mar. 26, 2016	Mar. 28, 2015
Operating income:	(In thousands)		(In thousands)
Broadline	$636,169	$574,688	$1,996,331	$1,843,664
SYGMA	9,153	5,157	20,330	18,110
Other	45,889	31,241	109,262	102,661
Total segments	691,211	611,086	2,125,923	1,964,435
Corporate expenses	(313,593)	(283,778)	(822,248)	(856,068)
Total operating income	377,618	327,308	1,303,675	1,108,367
Interest expense	57,699	69,550	231,841	177,526
Other expense (income), net	(6,952)	(8,577)	(29,956)	(8,558)
Earnings before income taxes	$326,871	$266,335	$1,101,790	$939,399

	Mar. 26, 2016	June 27, 2015	Mar. 28, 2015
Assets:	(In thousands)
Broadline	$7,812,125	$7,730,239	$7,801,756
SYGMA	558,612	512,044	529,783
Other	1,557,881	1,415,038	1,402,466
Total segments	9,928,618	9,657,321	9,734,005
Corporate	3,422,476	8,331,960	8,210,140
Total	$13,351,094	$17,989,281	$17,944,145

17.  SUPPLEMENTAL GUARANTOR INFORMATION - SUBSIDIARY GUARANTEES
On January 19, 2011, the wholly owned U.S. Broadline subsidiaries of Sysco Corporation entered into full and unconditional guarantees of all outstanding senior notes and debentures of Sysco Corporation. Borrowings under the company’s revolving credit facility supporting the company’s U.S. and Canadian commercial paper programs are also covered under these guarantees. As of March 26, 2016, Sysco had a total of $4.4 billion in senior notes, debentures and commercial paper outstanding that was covered by these guarantees.
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

	Condensed Consolidating Balance Sheet
	Mar. 26, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$271,185	$3,995,180	$2,693,668	$—	$6,960,033
Investment in subsidiaries	9,989,219	249,270	(429,592)	(9,808,897)	—
Plant and equipment, net	460,989	1,607,870	1,831,611	—	3,900,470
Other assets	1,638	590,248	1,898,705	—	2,490,591
Total assets	$10,723,031	$6,442,568	$5,994,392	$(9,808,897)	$13,351,094
Current liabilities	$553,741	$(209,098)	$3,767,429	$—	$4,112,072
Intercompany payables (receivables)	1,530,408	(766,374)	(764,034)	—	—
Long-term debt	4,080,728	69,426	124,730	—	4,274,884
Other liabilities	610,479	265,785	41,514	—	917,778
Noncontrolling interest	—	—	76,929	—	76,929
Shareholders’ equity	3,947,675	7,082,829	2,747,824	(9,808,897)	3,969,431
Total liabilities and shareholders’ equity	$10,723,031	$6,442,568	$5,994,392	$(9,808,897)	$13,351,094

	Condensed Consolidating Balance Sheet
	June 27, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$4,894,387	$4,012,924	$2,586,993	$—	$11,494,304
Investment in subsidiaries	9,088,455	—	—	(9,088,455)	—
Plant and equipment, net	510,285	1,694,659	1,777,199	—	3,982,143
Other assets	371,802	522,566	1,618,466	—	2,512,834
Total assets	$14,864,929	$6,230,149	$5,982,658	$(9,088,455)	$17,989,281
Current liabilities	$5,851,364	$1,658,558	$1,889,693	$—	$9,399,615
Intercompany payables (receivables)	973,497	(1,996,915)	1,023,418	—	—
Long-term debt	2,154,923	10,121	106,781	—	2,271,825
Other liabilities	624,795	278,458	113,060	—	1,016,313
Noncontrolling interest	—	—	41,304	—	41,304
Shareholders’ equity	5,260,350	6,279,927	2,808,402	(9,088,455)	5,260,224
Total liabilities and shareholders’ equity	$14,864,929	$6,230,149	$5,982,658	$(9,088,455)	$17,989,281

	Condensed Consolidating Balance Sheet
	Mar. 28, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Current assets	$4,853,790	$4,139,132	$2,528,385	$—	$11,521,307
Investment in subsidiaries	8,412,290	—	—	(8,412,290)	—
Plant and equipment, net	499,446	1,712,902	1,757,913	—	3,970,261
Other assets	353,870	520,816	1,577,891	—	2,452,577
Total assets	$14,119,396	$6,372,850	$5,864,189	$(8,412,290)	$17,944,145
Current liabilities	$866,116	$946,754	$2,526,986	$—	$4,339,856
Intercompany payables (receivables)	193,947	(566,285)	372,338	—	—
Long-term debt	7,135,765	16,630	83,546	—	7,235,941
Other liabilities	610,682	303,901	101,153	—	1,015,736
Noncontrolling interest	—	—	39,729	—	39,729
Shareholders’ equity	5,312,886	5,671,850	2,740,437	(8,412,290)	5,312,883
Total liabilities and shareholders’ equity	$14,119,396	$6,372,850	$5,864,189	$(8,412,290)	$17,944,145

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 26, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$8,081,741	$4,305,318	$(384,268)	$12,002,791
Cost of sales	—	6,556,356	3,687,878	(384,268)	9,859,966
Gross profit	—	1,525,385	617,440	—	2,142,825
Operating expenses	257,953	942,577	564,677	—	1,765,207
Operating income (loss)	(257,953)	582,808	52,763	—	377,618
Interest expense (income)	80,266	(39,749)	17,182	—	57,699
Other expense (income), net	(3,153)	(588)	(3,211)	—	(6,952)
Earnings (losses) before income taxes	(335,066)	623,145	38,792	—	326,871
Income tax (benefit) provision	(112,343)	209,079	12,999	—	109,735
Equity in earnings of subsidiaries	439,859	—	—	(439,859)	—
Net earnings	217,136	414,066	25,793	(439,859)	217,136
Other comprehensive income (loss)	57,132	—	48,738	(48,738)	57,132
Comprehensive income	$274,268	$414,066	$74,531	$(488,597)	$274,268

	Condensed Consolidating Statement of Comprehensive Income
	For the 13-Week Period Ended Mar. 28, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$7,887,203	$4,199,743	$(340,287)	$11,746,659
Cost of sales	—	6,431,528	3,597,920	(340,287)	9,689,161
Gross profit	—	1,455,675	601,823	—	2,057,498
Operating expenses	226,901	919,183	584,106	—	1,730,190
Operating income (loss)	(226,901)	536,492	17,717	—	327,308
Interest expense (income)	84,578	(28,121)	13,093	—	69,550
Other expense (income), net	1,583	(1,997)	(8,163)	—	(8,577)
Earnings (losses) before income taxes	(313,062)	566,610	12,787	—	266,335
Income tax (benefit) provision	(105,941)	191,160	4,161	—	89,380
Equity in earnings of subsidiaries	384,076	—	—	(384,076)	—
Net earnings	176,955	375,450	8,626	(384,076)	176,955
Other comprehensive income (loss)	(91,484)	—	(97,890)	97,890	(91,484)
Comprehensive income	$85,471	$375,450	$(89,264)	$(286,186)	$85,471

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 26, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$24,805,364	$13,125,059	$(1,211,395)	$36,719,028
Cost of sales	—	20,138,552	11,254,237	(1,211,395)	30,181,394
Gross profit	—	4,666,812	1,870,822	—	6,537,634
Operating expenses	663,804	2,838,705	1,731,450	—	5,233,959
Operating income (loss)	(663,804)	1,828,107	139,372	—	1,303,675
Interest expense (income)	296,681	(119,751)	54,911	—	231,841
Other expense (income), net	(13,066)	(1,417)	(15,473)	—	(29,956)
Earnings (losses) before income taxes	(947,419)	1,949,275	99,934	—	1,101,790
Income tax (benefit) provision	(316,299)	650,770	33,364	—	367,835
Equity in earnings of subsidiaries	1,365,075	—	—	(1,365,075)	—
Net earnings	733,955	1,298,505	66,570	(1,365,075)	733,955
Other comprehensive income (loss)	(64,904)	—	(179,111)	179,111	(64,904)
Comprehensive income	$669,051	$1,298,505	$(112,541)	$(1,185,964)	$669,051

	Condensed Consolidating Statement of Comprehensive Income
	For the 39-Week Period Ended Mar. 28, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Sales	$—	$24,237,503	$13,071,370	$(1,030,059)	$36,278,814
Cost of sales	—	19,780,796	11,196,725	(1,030,059)	29,947,462
Gross profit	—	4,456,707	1,874,645	—	6,331,352
Operating expenses	674,410	2,764,515	1,784,060	—	5,222,985
Operating income (loss)	(674,410)	1,692,192	90,585	—	1,108,367
Interest expense (income)	228,973	(74,096)	22,649	—	177,526
Other expense (income), net	1,103	(2,761)	(6,900)	—	(8,558)
Earnings (losses) before income taxes	(904,486)	1,769,049	74,836	—	939,399
Income tax (benefit) provision	(313,552)	613,261	25,943	—	325,652
Equity in earnings of subsidiaries	1,204,681	—	—	(1,204,681)	—
Net earnings	613,747	1,155,788	48,893	(1,204,681)	613,747
Other comprehensive income (loss)	(277,477)	—	(260,997)	260,997	(277,477)
Comprehensive income	$336,270	$1,155,788	$(212,104)	$(943,684)	$336,270

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 26, 2016
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(485,524)	$(377,988)	$1,852,493	$988,981
Investing activities	58,442	(133,141)	(307,636)	(382,335)
Financing activities	(5,171,619)	52,399	19,477	(5,099,743)
Effect of exchange rates on cash	—	—	(26,109)	(26,109)
Intercompany activity	931,696	471,256	(1,402,952)	—
Net increase (decrease) in cash and cash equivalents	(4,667,005)	12,526	135,273	(4,519,206)
Cash and cash equivalents at the beginning of period	4,851,067	26,380	252,597	5,130,044
Cash and cash equivalents at the end of period	$184,062	$38,906	$387,870	$610,838

	Condensed Consolidating Cash Flows
	For the 39-Week Period Ended Mar. 28, 2015
	Sysco	Certain U.S. Broadline Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows provided by (used for):
Operating activities	$(293,008)	$975,552	$177,955	$860,499
Investing activities	(93,183)	(84,810)	(293,862)	(471,855)
Financing activities	4,314,029	795	45,639	4,360,463
Effect of exchange rates on cash	—	—	(77,449)	(77,449)
Intercompany activity	699,467	(893,979)	194,512	—
Net increase (decrease) in cash and cash equivalents	4,627,305	(2,442)	46,795	4,671,658
Cash and cash equivalents at the beginning of period	158,953	27,772	226,321	413,046
Cash and cash equivalents at the end of period	$4,786,258	$25,330	$273,116	$5,084,704

18. SUBSEQUENT EVENTS
Senior Notes Offering
On April 1, 2016, which is in Sysco's fourth quarter of fiscal 2016, Sysco issued senior notes totaling $2.5 billion in aggregate principal amount. Details of the senior notes are as follows:

Maturity Date	Par Value (in millions)	Coupon Rate	Pricing (percentage of par)
April 1, 2019	$500	1.90%	99.945%
July 15, 2021	500	2.50	99.948
July 15, 2026	1,000	3.30	99.623
April 1, 2046	500	4.50	99.657

Sysco intends to use the net proceeds from the offering to fund the Brakes Acquisition and for general corporate purposes. The notes initially are fully and unconditionally guaranteed by Sysco’s direct and indirect wholly owned subsidiaries that guarantee Sysco’s other senior notes. Interest on the senior notes maturing in 2019 and 2046 will be paid semi-annually in arrears on April 1 and October 1, beginning October 1, 2016. Interest on the senior notes maturing in 2021 and 2026 will be paid semi-annually in arrears on January 15 and July 15, beginning July 1, 2016. At Sysco’s option, any or all of the senior notes may be redeemed, in whole or in part, at any time prior to maturity. If Sysco elects to redeem (i) the senior notes maturing in 2019 before the maturity date, (ii) the senior notes maturing in 2021 before the date that is one month prior to the maturity date, (iii) the senior notes maturing in 2026 before the date that is three months prior to the maturity date or (iv) the senior notes maturing in 2046 before the date that is six months prior to the maturity date, Sysco will pay an amount equal to the greater of 100% of the principal amount of the senior notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed that would be due if such senior notes matured on the applicable date described above. If Sysco elects to redeem a series of senior notes on or after the applicable date described in the preceding sentence, Sysco will pay an amount equal to 100% of the principal amount of the senior notes to be redeemed. Sysco will pay accrued and unpaid interest on the notes redeemed to the redemption date. Sysco will be required to redeem the notes maturing in 2019 and the notes maturing in 2021, in whole, at a redemption price equal to 101% of the aggregate principal amount of such series of notes, plus accrued and unpaid interest from and including the date of initial issuance, or the most recent date to which interest has been paid, whichever is later, to but not including the date of special mandatory redemption, if the Brakes Acquisition does not occur on or prior to March 31, 2017 or if the Purchase Agreement is terminated on or prior to March 31, 2017.

Bridge Loan Termination
In April 2016, Sysco terminated the Bridge Term Loan Agreement following the offering of senior notes described above.

Hedging Transactions
Concurrent with the offering of senior notes described above, the company entered into interest rate swap agreements that effectively converted $1.0 billion of senior notes maturing in fiscal 2019 and 2021 to floating rate debt. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.

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
The discussion below of our results includes certain non-GAAP financial measures that we believe provide important perspective with respect to underlying business trends. Other than free cash flow, any non-GAAP financial measures will be denoted as adjusted measures and exclude the impact from restructuring charges, consisting of (1) severance charges, (2) facility closing costs, (3) professional fees incurred related to our three-year strategic plan and (4) expenses associated with the recently announced revised business technology strategy. It will also exclude acquisition-related expense resulting from (1) merger and integration planning, litigation costs and termination costs in connection with the merger that had been proposed with US Foods, Inc. (US Foods) and (2) transaction costs in connection with the proposed acquisition of the parent holding company for the Brakes Group (the Brakes Acquisition), as well as the financing costs related to these acquisitions. Any costs related to the proposed merger with US Foods were applicable to us in our first quarter of fiscal 2016 and prior periods. These fiscal 2016 and fiscal 2015 items are collectively referred to as "Certain Items." Our US Foods financing costs related to senior notes that were issued in fiscal 2015 to fund the proposed merger. These senior notes were redeemed in the first quarter of fiscal 2016 and triggered a redemption loss of $86.5 million, and we incurred interest on the notes through the redemption date. With respect to adjusted return on invested capital targets, our invested capital is adjusted for the accumulation of any excess cash against our average debt amounts. More information on the rationale for the use of these measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.”

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

Highlights
Sysco's results for the third quarter and first 39 weeks of fiscal 2016 reflect steady progress toward our three-year plan financial objectives, while remaining focused on our customers' needs. We generated gross profit growth of 4.1% and 3.3% during the third quarter and 39 weeks of fiscal 2016, respectively, amid ongoing deflationary pricing pressures. Our local case growth and expense management performance trends have driven improved operating income performance. Our net earnings and earnings per share, both including and excluding Certain Items, increased for the third quarter and first 39 weeks of fiscal 2016, as compared to the corresponding periods in fiscal 2015, primarily due to these factors. A decrease in outstanding shares resulting from our accelerated share repurchase program also favorably impacted our per-share amounts.
Comparisons of results from the third quarter of fiscal 2016 to the third quarter of fiscal 2015:

•	Sales increased 2.2%, or $0.3 billion, to $12.0 billion;

•	Operating income increased 15.4%, or $50.3 million, to $377.6 million;

•	Adjusted operating income increased 16.0%, or $60.4 million, to $437.6 million;

•	Net earnings increased 22.7%, or $40.2 million, to $217.1 million;

•	Adjusted net earnings increased 10.0%, or $23.7 million, to $261.4 million;

•	Basic earnings per share and diluted earnings per share in the third quarter of fiscal 2016 were both $0.38, a 26.7% increase from the comparable prior year amount of $0.30 per share; and

•	Adjusted diluted earnings per share were $0.46 in the third quarter of fiscal 2016, a 15.0% increase from the comparable prior year amount of $0.40 per share.
Comparisons of results from the first 39 weeks of fiscal 2016 to the first 39 weeks of fiscal 2015:

•	Sales increased 1.2%, or $0.4 billion, to $36.7 billion;

•	Operating income increased 17.6%, or $195.3 million, to $1.3 billion;

•	Adjusted operating income increased 7.7%, or $98.4 million, to $1.4 billion;

•	Net earnings increased 19.6%, or $120.2 million, to $734.0 million;

•	Adjusted net earnings increased 7.3%, or $57.5 million, to $848.5 million;

•	Basic earnings per share in the first 39 weeks of fiscal 2016 were $1.27, a 22.1% increase from the comparable prior year amount of $1.04 per share;

•	Diluted earnings per share in the first 39 weeks of fiscal 2016 were $1.26, a 22.3% increase from the comparable prior year amount of $1.03; and

•	Adjusted diluted earnings per share were $1.46 in the first 39 weeks of fiscal 2016, a 9.8% increase from the comparable prior year amount of $1.33 per share.
See “Non-GAAP Reconciliations” for an explanation of these non-GAAP financial measures.

Recent Developments
Proposed Brakes Acquisition
During the third quarter of fiscal 2016, the company entered into a share sale and purchase agreement (the Purchase Agreement) to acquire Cucina Lux Investments Limited, a parent holding company of the Brakes Group (the Brakes Acquisition). The Brakes Group is a leading European foodservice business with operations in the United Kingdom, France, Sweden, Ireland, Spain, Belgium and Luxembourg. The aggregate enterprise value to be paid by Sysco in the Brakes Acquisition is approximately £2.2 billion (approximately $3.1 billion based on the applicable exchange rate as of March 26, 2016), and includes the repayment of approximately $2.3 billion of the Brakes Group’s outstanding financial debt. The purchase price will be paid entirely in cash and is subject to certain adjustments as provided in the Purchase Agreement. Following the closing of the Brakes Acquisition, the Brakes Group will be wholly owned by Sysco. See Note 4 "Acquisitions" for more information on the terms of the Brakes Acquisition.
In the twelve months ended December 31, 2015, the Brakes Group’s revenues were nearly $5 billion (£3.3 billion based on the weighted average exchange rate for the twelve months ended December 31, 2015), a 6.5% increase (in pounds sterling) from its previous fiscal year. At closing, the combined companies are expected to generate annualized sales of approximately $55 billion. We believe this acquisition will provide a solid platform for further acquisitions in Europe. The purchase price, the refinancing of the Brakes Group’s debt, and other fees and expenses in connection with the transaction are expected to be financed with recently issued debt, new debt, commercial paper and cash on Sysco’s balance sheet. The acquisition of the Brakes Group is expected to be immediately accretive to Sysco’s earnings. We expect the transaction to close in June or July 2016.

General and Administrative Productivity Plan
In the third quarter of fiscal 2016, Sysco began a productivity plan that includes a reduction in its workforce by approximately 2%, or 1,200 positions, by the end of fiscal 2017. The primary focus of this reduction will be on administrative, non-customer-facing roles. Sysco expects to record charges for severance and related benefit costs of $25 million to $30 million through the end of fiscal 2017. Charges recognized in the third quarter of fiscal 2016 were $6.2 million. We also designed a new market structure for our U.S. broadline operations that will reduce the number of markets from eight to six effective at the beginning of fiscal 2017. This change builds on our functional expertise and will further improve the effectiveness of each team, while reducing administrative costs, improving efficiency through standardization of processes and improving execution of our three-year financial plan.

Revised Technology Strategy
In the third quarter of fiscal 2016, Sysco announced its revised business technology strategy focused on improving the customer experience. In refocusing its technology approach, Sysco plans to modernize and add new capability and functionality to its existing SUS Enterprise Resource Planning (ERP) system. In connection with this strategy, Sysco plans to remove the SAP ERP platform currently used by 12 of its operating companies by the end of fiscal 2017. We believe this new approach to our business technology strategy enables us to achieve our original business transformation objectives sooner, at a lower cost, with less risk, and provides a better user experience for our customers and operating companies. Our technology efforts going forward will increasingly be directed toward developing customer-facing tools and systems that add value to our customers’ overall business experience with Sysco. Additionally, we will continue to develop integrated systems that enable the use of shared services across the enterprise. Sysco expects to realize significant technology cost savings once the conversion to the SUS ERP is completed in fiscal 2017. A portion of these savings will be reinvested in optimizing the company’s technology platform to better serve customers. In addition, the company estimates it will incur expenses of approximately $70 million in fiscal 2016 and approximately $130 million in fiscal 2017 related to write-offs, accelerated depreciation and conversion costs resulting from the changes in technology strategy. Incremental depreciation expenses, which were largely non-cash, recognized in the third quarter of fiscal 2016 were $42.6 million, consisting of $31.6 million of unfinished projects previously capitalized on the consolidated balance sheet within construction in progress and $11.0 million in accelerated depreciation. Accelerated depreciation is expected to be approximately $31 million in the fourth quarter of fiscal 2016. See Note 6 "Enterprise Resource Planning Assets" for more information.

Trends and Strategy

Trends

General economic conditions can affect consumer confidence and the frequency of purchases and amounts spent by consumers for food-away-from-home and, in turn, can impact our customers and our sales.  During the third quarter of fiscal 2016, consumer confidence was uneven and tracked closely with the volatile financial market activity. Lower fuel prices likely contributed to incremental consumer spending benefits and reduced our delivery costs; however, we are experiencing some demand softness in certain markets disproportionately impacted by the downturn in the energy industry in parts of Texas, Montana, North Dakota and Alberta, Canada. Restaurant industry data reflects mixed trends with uneven sales in the third quarter of fiscal 2016, after steadily rising in calendar 2015. Despite mixed industry performance, we believe the overall trend for our customers remains favorable as overall sales have increased.

Our sales and gross profit performance can be influenced by multiple factors including price, volume, product mix and our ability to grow both sales and gross profit. The modest level of growth in the foodservice market has created additional competitive pricing pressures, which is, in turn, negatively impacting sales and gross profits. Case growth with our locally managed Broadline business is needed to drive gross profit dollar growth. Our locally managed customers, including independent restaurant customers, comprise a significant portion of our overall volumes and an even greater percentage of profitability due to the high level of value added services we typically provide to this customer group. Through focused efforts, our locally managed case volume growth has accelerated. Our sales to corporate-managed customers, including chain restaurants and multi-locational restaurants, also comprise a significant portion of our overall volumes. Gross margin on sales to our corporate-managed customers is generally lower than on sales to other types of customers due to the higher volumes we sell to these customers. Case growth for our corporate-managed customers remained strong, but competitive pricing pressure has constrained our gross margins. Inflation is a factor that contributes to the level of sales and gross profit growth and can be a factor that contributes to gross margin pressure. We experienced deflation at a rate of 0.4% and 0.5% for the third quarter and first 39 weeks of fiscal 2016, respectively. Deflation in these fiscal 2016 periods has occurred primarily in the meat, seafood and poultry categories for both periods, with deflation in the paper and disposal categories also contributing to the third quarter of fiscal 2016 and the dairy category contributing to the first 39 weeks. These deflation amounts were partially offset by modest inflation in other product categories. This is a significant decline from inflation of 3.7% and 4.8% experienced in the third quarter and first 39 weeks of fiscal 2015, respectively.  We expect deflation to persist at least through the end of fiscal 2016. Rapid decreases in prices can make it challenging to leverage our fixed costs. Our focus on sales of Sysco branded items and our category management efforts have helped us to manage our gross margin performance in response to several of these factors.

The strong U.S. dollar has unfavorably impacted our foreign sales, operating income, and net earnings, as we convert them to U.S. dollars, primarily from our Canadian operations.  This trend has been present each quarter over the last year; therefore, the negative impact that we have been experiencing on a comparative basis is lessening as we begin to compare against prior year periods where the relative value of our foreign currencies becomes increasingly similar to current exchange rates.

We have experienced higher operating expenses in fiscal 2016, as compared to fiscal 2015, that are attributable to higher case volumes and increased management incentive accruals. Some of these incentives are based on Sysco's total shareholder return as compared to the S&P 500. Sysco's stock performance improved relative to the S&P 500 in the first 39 weeks of fiscal 2016, resulting in higher accruals for these awards. While these costs are increasing, certain of our expenses are declining, including indirect spend, fuel costs and administrative expense. Indirect spend includes costs such as fleet maintenance and supplies. An additional favorable impact resulted from the strong U.S. dollar, which is reducing our operating expenses as we convert foreign operating expenses to U.S. dollars. We are also incurring Certain Items in fiscal 2016 for restructuring costs, currently consisting of severance charges, professional fees incurred related to our three-year strategic plan and the impact of changes to our business technology strategy, are contributing to our operating expenses in fiscal 2016 and are likely to continue to contribute to our expenses in the near-term, as we review all aspects of our business for additional cost savings opportunities. We expect to incur additional transaction costs related to the Brakes Acquisition, including the expense from foreign currency option contracts used to economically hedge a portion of the purchase price payable in pounds sterling.

Interest expense for the third quarter and first 39 weeks of fiscal 2016 decreased $11.9 million, and increased $54.3 million as compared to the third quarter and first 39 weeks of fiscal 2015, respectively. The third quarter decrease is due to lower debt levels in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, partially offset by costs incurred in connection with a bridge loan facility related to the Brakes Acquisition. The increase in the first 39 weeks was primarily due to the redemption of the senior notes issued in fiscal 2015 to fund the merger that had been proposed with US Foods. The redemption resulted in the payment of a redemption fee, write-offs for unamortized debt issuance costs and discounts associated with these senior notes and a gain on interest rate swap agreements that had been used to hedge these senior notes. In the second quarter of fiscal 2016, Sysco issued $2.0 billion in senior notes and proceeds of $1.5 billion were used to fund our accelerated share repurchase that has reduced and will continue to reduce our share count over the remainder of fiscal 2016. Subsequent to the third quarter of fiscal 2016, we issued $2.5 billion in new senior notes, which we estimate will contribute $20 million to interest expense in the fourth quarter of fiscal 2016. These notes were issued to fund the Brakes Acquisition. In the time period until the acquisition closes, Sysco will treat such interest expense incurred under these notes in that period as a Certain Item because the use of the proceeds will not be applicable to the Brakes Acquisition until that time and represents incremental interest that we would have otherwise not incurred.

The number of our outstanding shares has decreased as a result of our accelerated share repurchase program. This has generated an approximate two cent per share benefit and an approximate three cent per share benefit for the third quarter and first 39 weeks of fiscal 2016, respectively. We believe our accelerated share repurchase will provide an expected earnings per share benefit of approximately $0.03 to $0.04 per share in fiscal 2016, driven by a 4% to 5% reduction in average shares outstanding, partially offset by higher interest expense from the new debt issued in fiscal 2016.

Strategy

We are focused on optimizing our core broadline business in the U.S., Bahamas, Canada, Costa Rica, Ireland and Mexico, with a customer centric approach, while continuing to explore appropriate opportunities to profitably grow our market share in established markets, expand our core business to new geographical regions and markets and create shareholder value by expanding beyond our core business. Day-to-day, our business decisions are driven by our mission to market and deliver quality products to our customers with exceptional service, with the aspirational vision of becoming our customers’ most valued and trusted business partner.

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

In fiscal 2016, we set new three-year financial targets that placed emphasis on accelerating locally managed customer case growth, managing our operating and administrative costs and growing operating income and return on invested capital. Our key goals are to grow our adjusted operating income by at least $500 million by the end of fiscal 2018 and improve our adjusted return on invested capital. We do not expect our improvements to occur evenly on a quarterly basis; however, we are targeting to achieve 20% to 30% of our operating income improvement goal in fiscal 2016. In accomplishing these goals, we believe we can grow our earnings per share faster than operating income. Return on invested capital improvements include goals to improve our working capital by four days through improved management of working capital, specifically from the combined impact of accounts receivables, inventory and accounts payable. Our underlying assumptions in achieving these financial targets include reinvesting in our business, moderate growth in our dividend, reducing diluted shares outstanding through our previously announced $3.0 billion share buyback program, approximately half of which has been completed and the other half is expected to occur in fiscal 2017, and repurchasing shares to offset any new share issuances from employee equity compensation and pursuing investments through acquisitions.

During the first 39 weeks of fiscal 2016, we delivered the following results against these objectives as compared to the first 39 weeks of fiscal 2015:

•	Total cases grew 3.3% in our Broadline business; and local cases grew 2.9%;

•	We grew gross profit by $206.3 million, expanded gross margin by 35 basis points, and gross profit grew faster than total operating expenses;

•	Operating income grew by 17.6% and adjusted operating income grew by 7.7%; and

•	Diluted earnings per share grew 22.3% and adjusted diluted earnings per share grew 9.8%.

We believe we are on track to achieve our goals for the first year of our three-year strategic plan.

Results of Operations

The following table sets forth the components of our consolidated results of operations expressed as a percentage of sales for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	Mar. 26, 2016	Mar. 28, 2015	Mar. 26, 2016	Mar. 28, 2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.1	82.5	82.2	82.5
Gross profit	17.9	17.5	17.8	17.5
Operating expenses	14.7	14.7	14.3	14.4
Operating income	3.1	2.8	3.6	3.1
Interest expense	0.5	0.6	0.6	0.5
Other expense (income), net	(0.1)	(0.1)	(0.1)	—
Earnings before income taxes	2.7	2.3	3.0	2.6
Income taxes	0.9	0.8	1.0	0.9
Net earnings	1.8%	1.5%	2.0%	1.7%

The following table sets forth the change in the components of our consolidated results of operations expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended	39-Week Period Ended
Sales	2.2%	1.2%
Cost of sales	1.8	0.8
Gross profit	4.1	3.3
Operating expenses	(2.0)	(0.2)
Operating income	15.4	17.6
Interest expense	17.0	30.6
Other expense (income), net	(18.9) (1)	250.0 (2)
Earnings before income taxes	22.7	17.3
Income taxes	22.8	13.0
Net earnings	22.7%	19.6%
Basic earnings per share	26.7%	22.1%
Diluted earnings per share	26.7	22.3
Average shares outstanding	(4.6)	(2.4)
Diluted shares outstanding	(4.7)	(2.5)

(1) Other expense (income), net was income of $7.0 million in the third quarter of fiscal 2016 and income of $8.6 million in the third quarter of fiscal 2015.

(2) Other expense (income), net was income of $30.0 million in the first 39 weeks of fiscal 2016 and income of $8.6 million in the first 39 weeks of fiscal 2015.

Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(In millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	2.3%	$265.8	2.0%	$723.8
Acquisitions	0.9	108.8	0.6	203.3
Foreign currency	(1.0)	(114.0)	(1.6)	(565.8)
Other	—	(4.5)	0.2	78.9
Total sales increase	2.2%	$256.1	1.2%	$440.2

    Sales for the third quarter and first 39 weeks of fiscal 2016 were 2.2% and 1.2% higher than the third quarter and first 39 weeks of fiscal 2015, respectively.  The largest drivers of the increases were case volume growth and sales from acquisitions that occurred within the last 12 months.  Case volumes for the company's U.S. Broadline operations improved 3.6% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and included a 3.4% improvement in locally managed customer case growth. Case volumes for the company's U.S. Broadline operations improved 3.6% in the first 39 weeks of fiscal 2016 compared to the first 39 weeks of fiscal 2015 and included a 2.7% improvement in locally managed customer case growth. Partially offsetting this growth were unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars.   Other items impacting the change in sales, but to a lesser extent, were pricing management of product cost deflation and product mix.

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

The following table sets forth the change in the components of operating income and adjusted operating income expressed as a percentage increase or decrease over the comparable period in the prior year:

	13-Week Period Ended Mar. 26, 2016	13-Week Period Ended Mar. 28, 2015	13-Week Period Ended Change in Dollars	13-Week Period % Change
	(In thousands)
Gross profit	$2,142,825	$2,057,498	$85,327	4.1%
Operating expenses	1,765,207	1,730,190	35,017	2.0
Operating income	$377,618	$327,308	$50,310	15.4%

Gross profit	$2,142,825	$2,057,498	$85,327	4.1%
Adjusted operating expenses (Non-GAAP)	1,705,178	1,680,216	24,962	1.5
Adjusted operating income (Non-GAAP)	$437,647	$377,282	$60,365	16.0%

	39-Week Period Ended Mar. 26, 2016	39-Week Period Ended Mar. 28, 2015	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands)
Gross profit	$6,537,634	$6,331,352	$206,282	3.3%
Operating expenses	5,233,959	5,222,985	10,974	0.2
Operating income	$1,303,675	$1,108,367	$195,308	17.6%

Gross profit	$6,537,634	$6,331,352	$206,282	3.3%
Adjusted operating expenses (Non-GAAP)	5,156,644	5,048,766	107,878	2.1
Adjusted operating income (Non-GAAP)	$1,380,990	$1,282,586	$98,404	7.7%

     The increase in operating income and adjusted operating income for both the third quarter and first 39 weeks of fiscal 2016 was impacted by gross profit growth exceeding operating expense growth. The increase in operating income during the first 39 weeks of fiscal 2016 also reflected a lower amount of Certain Items as compared to the first 39 weeks of fiscal 2015. An additional unfavorable impact resulted from the strengthening U.S. dollar, which reduced our operating income as we converted those amounts to U.S. dollars. More information on the rationale for the use of these adjusted measures and reconciliations can be found under “Non-GAAP Reconciliations.”

Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2016, as compared to the third quarter and first 39 weeks of fiscal 2015, respectively, primarily due to increased sales volumes, including a more beneficial mix of local customer case growth, higher sales of Sysco branded products to local customers, favorable category management, higher sales and effective management of deflation. Our focus on center of plate categories, such as beef, pork and poultry, and our emphasis on fresh produce helped drive gross profit growth. Gross margin, which is gross profit as a percentage of sales, was 17.9% in the third quarter of fiscal 2016, an improvement of 34 basis points from the gross margin of 17.5% in the third quarter of fiscal 2015. Gross margin was 17.8% in the first 39 weeks of fiscal 2016, an improvement of 35 basis points from the gross margin of 17.5% in the first 39 weeks of fiscal 2015. Our Sysco brand sales to local customers aided gross margin by approximately 50 basis points for the third quarter of fiscal 2016 and approximately 30 basis points for the first 39 weeks of fiscal 2016. The change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.4% and 0.5% for the third quarter of fiscal 2016 and first 39 weeks of fiscal 2016, respectively. Of those amounts, our U.S. Broadline operations experienced deflation of 0.8% and 0.9%, respectively. Deflation in these fiscal 2016 periods has occurred primarily in the meat, seafood and poultry categories for both periods, with deflation in the paper and disposal categories also contributing to the third quarter of fiscal 2016 and the dairy category contributing to the first 39 weeks. These deflation amounts were partially offset by modest inflation in other product categories.

Operating expenses for the third quarter and first 39 weeks of fiscal 2016 increased 2.0%, or $35.0 million, and 0.2%, or $11.0 million, over the third quarter and first 39 weeks of fiscal 2015, respectively. Adjusted operating expenses for the third quarter and first 39 weeks of fiscal 2016 increased 1.5%, or $25.0 million, and 2.1%, or $107.9 million, over the third quarter and first 39 weeks of fiscal 2015, respectively. The increase in operating expenses and adjusted operating expenses for the third quarter of fiscal 2016 resulted primarily from expenses attributable to higher case volumes and increased management incentive accruals. These same factors contributed to the increase in the first 39 week of fiscal 2016; however, GAAP operating expenses were partially offset by lower Certain Items expenses. The first 39 weeks of fiscal 2015 included Certain Items for merger and integration planning expenses for the merger that had been proposed with US Foods that exceeded the Certain Item expenses applicable in the first 39 weeks of fiscal 2016. These increases were partially offset by reduced expenses in indirect spend, fuel costs and administrative expense. Indirect spend includes costs such as fleet maintenance and supplies. An additional favorable impact resulted from the strengthening U.S. dollar, which is reducing our operating expenses as we convert foreign operating expenses to U.S. dollars.

Factors Impacting Adjusted Operating Expenses

Pay-related expenses represent a significant portion of our operating costs, and can increase due to volume growth, acquisitions and pay increases, among other factors. These expenses increased by $84.6 million in the third quarter and $145.3 million in the first 39 weeks of fiscal 2016 as compared to the third quarter and first 39 weeks of fiscal 2015, respectively, due primarily to case volume increases and companies acquired within the last 12 months. Our pay-related expenses increased $42.7 million and $80.3 million primarily due to improved case volumes for the third quarter and first 39 weeks of fiscal 2016, respectively.

Acquired companies added $9.2 million and $18.3 million, to the pay-related expense totals for the third quarter and first 39 weeks, respectively. The third quarter and the first 39 weeks of fiscal 2016, as compared to the same period of fiscal 2015, also include an increase in long-term incentive accruals of $32.7 million and $46.7 million, respectively. Some of these incentives are based on Sysco's total shareholder return as compared to the S&P 500. Sysco's stock performance improved relative to the S&P 500 in the first 39 weeks of fiscal 2016, which increased the expense associated with these awards. Sysco's annual incentives have also increased due to improved operating performance.

Several factors contributed to reductions in operating expenses, including reduced indirect spending, reduced fuel costs and foreign exchange translation. Total fuel costs have decreased by $20.9 million and $54.9 million for the third quarter and first 39 weeks of fiscal 2016, respectively, as compared to the third quarter and first 39 weeks of fiscal 2015. The decrease is primarily due to lower prices for diesel. Due to a stronger U.S. dollar, foreign exchange translation aided in the year over year comparison of operating expenses by $16.1 million and $79.9 million for the third quarter and first 39 weeks, respectively.

Cost per case is an important metric management uses to measure our expense performance. This metric is calculated by dividing the total operating expense of our U.S. Broadline companies by the number of cases sold. Adjusted cost per case is calculated similarly; however, the operating expense component excludes restructuring costs consisting of severance charges, which are the Certain Items applicable to these companies, divided by the number of cases sold. Our corporate expenses are not included in the cost per cases metrics because the metric is a measure of efficiency in our operations. Our U.S. Broadline operations represent approximately 70% of Sysco's sales and nearly 70% of our operating expenses prior to corporate expenses. We seek to grow our sales and reduce our costs on a per case basis. Our cost per case and adjusted cost per case decreased $0.08 per case and $0.03 per case in the third quarter and first 39 weeks of fiscal 2016, respectively, as compared to the corresponding periods of fiscal 2015.  The third quarter decrease included a $0.05 benefit per case specific to lower fuel prices. Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for the third quarter and first 39 weeks of fiscal 2016. The decreases reflect progress in productivity improvements and cost reductions in our supply chain including reduced indirect spend, fuel costs and administrative expense.

Certain Items within Operating Expenses

Sysco’s operating expenses are impacted by Certain Items, which are expenses that can be difficult to predict, can be unanticipated or do not represent core operating expenses. More information on the rationale for the use of adjusted measures and reconciliations to GAAP numbers can be found under “Non-GAAP Reconciliations.” Certain Item costs totaled $60.0 million and $77.3 million for the third quarter and first 39 weeks of fiscal 2016, respectively. Certain Items for the third quarter and first 39 weeks of fiscal 2016 consisted of restructuring costs related to our revised business technology strategy, severance charges, professional fees incurred related to our three-year strategic plan and acquisition-related costs. Costs associated with our revised business technology strategy were $42.6 million, consisting of $31.6 million of unfinished projects previously capitalized on the consolidated balance sheet and $11.0 million in accelerated depreciation. Accelerated depreciation is expected to be approximately $31 million in the fourth quarter of fiscal 2016. Professional fees and severance largely related to our three-year strategic plan totaled $16.2 million and $23.7 million in the third quarter and first 39 weeks of fiscal 2016, respectively. These types of expenses are likely to continue in the near-term as we review all aspects of our business for additional cost savings opportunities. Our expenses related to the Brakes Acquisition were not significant in the third quarter and first 39 weeks of fiscal 2016; however, we expect to incur additional costs related to the Brakes Acquisition in the fourth quarter of fiscal 2016, which will be treated as Certain Items.

Certain Items for the third quarter and first 39 weeks of fiscal 2015 related primarily to integration planning and transaction costs incurred in connection with the merger that had been proposed with US Foods. Certain Item costs totaled $50.0 million and $174.2 million for the third quarter and first 39 weeks of fiscal 2015, respectively.

Interest Expense

Interest expense decreased $11.9 million for the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, due to lower relative debt levels in the third quarter of fiscal 2016, partially offset by $10.5 million in costs incurred in connection with a bridge loan facility related to the Brakes Acquisition. Interest expense increased $54.3 million for the first 39 weeks of fiscal 2016 compared to the first 39 weeks of fiscal 2015, primarily due to a loss of $86.5 million in connection with the redemption of the notes issued in fiscal 2015 to fund the merger that was proposed with US Foods. These items, along with interest expense on these notes incurred in fiscal 2016 through the date the senior notes were redeemed, are included in our Certain Items. Interest expense from these notes in fiscal 2015 are also included in Certain Items. Our interest expense increased $19.0 million and $46.1 million, excluding Certain Items, for the third quarter and first 39 weeks of fiscal 2016, respectively, from the comparable periods of the prior year due to higher borrowing levels from senior notes that were issued in the second quarter of fiscal 2016.

 Net Earnings

Net earnings increased 22.7% in the third quarter and 19.6% in the first 39 weeks of fiscal 2016 from the comparable periods of the prior year due primarily to the items noted above and the beneficial impact from the favorable resolution of a tax contingency. Items impacting our income taxes from effective tax rates are discussed in Note 14, "Income Taxes". Adjusted net earnings increased 10.0% in the third quarter and 7.3% in the first 39 weeks of fiscal 2016 primarily from gross profit growth, strong expense management and the favorable resolution of a tax contingency. Our tax rate can be positively or negatively influenced by events such as the occurrence or resolution of tax contingencies; however, we expect a normalized tax rate of 36% to 37% for the remainder of fiscal 2016. An additional unfavorable impact on our net earnings and adjusted net earnings resulted from the strengthening U.S. dollar, which reduced both amounts as we converted foreign earnings to U.S. dollars by $1.4 million and $10.2 million for the third quarter and first 39 week of fiscal 2016, respectively.

Earnings Per Share

Basic and diluted earnings per share in the third quarter of fiscal 2016 were both $0.38, a 26.7% increase from the comparable prior period amounts of $0.30 per share. Adjusted diluted earnings per share in the third quarter of fiscal 2016 were $0.46, a 15.0% increase from the comparable prior period amount of $0.40 per share. These results were primarily from the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our accelerated share repurchase program, which generated an approximate two cent per share benefit and an approximate three cent per share benefit for the third quarter and first 39 weeks of fiscal 2016, respectively.

Basic earnings per share in the first 39 weeks of fiscal 2016 were $1.27, a 22.1% increase from the comparable prior period amount of $1.04 per share. Diluted earnings per share in the first 39 weeks of fiscal 2016 were $1.26, a 22.3% increase over the comparable prior period amount of $1.03 per share. Adjusted diluted earnings per share in the first 39 weeks of fiscal 2016 were $1.46, a 9.8% increase over the comparable prior period amount of $1.33 per share. These results were primarily from the factors discussed above related to net earnings and a decrease in outstanding shares that resulted from our accelerated share repurchase program. An additional unfavorable impact resulted from the strengthening U.S. dollar, which, as we converted foreign earnings to U.S. dollars, reduced our diluted earnings per share by two cents per share for the first 39 week of fiscal 2016. The impact was only slightly negative for the third quarter of fiscal 2016 at less than one cent per share.

As noted in our Trends discussion above, our accelerated share repurchases that occurred in the second quarter of fiscal 2016 will continue to favorably impact our fiscal 2016 earnings per share.

Non-GAAP Reconciliations

Sysco’s results of operations are impacted by restructuring charges (consisting of severance charges, facility closure charges, professional fees incurred related to our three-year strategic plan and costs associated with changes to our business technology strategy), acquisition costs (consisting of merger and integration planning and termination costs in connection with the merger that had been proposed with US Foods and transaction costs in connection with the pending Brakes Acquisition), and financing costs associated with these acquisitions. Management believes that adjusting its operating expenses, operating income, interest expense, net earnings and diluted earnings per share to remove the impact of these charges provides an important perspective with respect to our underlying business trends and results and provides meaningful supplemental information to both management and investors that (1) is indicative of the performance of the company's underlying operations and facilitates comparisons on a year-over-year basis and (2) removes those items that are difficult to predict and are often unanticipated, and which, as a result, are difficult to include in analysts' financial models and our investors' expectations with any degree of specificity. As indicated above, Sysco believes that the adjusted totals facilitate comparison on a year-over-year basis.

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

Set forth below is a reconciliation of actual operating expenses, operating income, interest expense, net earnings and diluted earnings per share to adjusted results for these measures for the periods presented:

	13-Week Period Ended Mar. 26, 2016	13-Week Period Ended Mar. 28, 2015	13-Week Period Change in Dollars	13-Week Period % Change (3)
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$1,765,207	$1,730,190	$35,017	2.0%
Impact of restructuring costs (1)	(59,443)	(365)	(59,078)	NM
Impact of acquisition-related costs (2)	(586)	(49,609)	49,023	(98.8)
Operating expenses adjusted for certain items (Non-GAAP)	$1,705,178	$1,680,216	$24,962	1.5%
Operating income (GAAP)	$377,618	$327,308	$50,310	15.4%
Impact of restructuring costs (1)	59,443	365	59,078	NM
Impact of acquisition-related costs (2)	586	49,609	(49,023)	(98.8)
Operating income adjusted for certain items (Non-GAAP)	$437,647	$377,282	$60,365	16.0%
Interest expense (GAAP)	$57,699	$69,550	$(11,851)	(17.0)%
Impact of acquisition financing costs (3)	(10,495)	(41,331)	30,836	(74.6)
Adjusted interest expense (Non-GAAP)	$47,204	$28,219	$18,985	67.3%
Net earnings (GAAP) (4)	$217,136	$176,955	$40,181	22.7%
Impact of restructuring cost (net of tax) (1)	37,271	243	37,028	NM
Impact of acquisition-related costs (net of tax) (2)	368	32,960	(32,592)	(98.9)
Impact of acquisition financing costs (net of tax) (3)	6,581	27,460	(20,879)	(76.0)
Net earnings adjusted for certain items (Non-GAAP) (4)	$261,356	$237,618	$23,738	10.0%
Diluted earnings per share (GAAP) (4)	$0.38	$0.30	$0.08	26.7%
Impact of restructuring costs (1)	0.07	—	0.07	NM
Impact of acquisition-related costs (2)	—	0.06	(0.06)	NM
Impact of acquisition financing costs (3)	0.01	0.05	(0.04)	(80.0)
Diluted EPS adjusted for certain items (Non-GAAP) (4) (5)	$0.46	$0.40	$0.06	15.0%
Diluted shares outstanding	570,814,798	598,921,070

(1) Includes severance charges, professional fees on 3 year financial objectives, facility closure costs and costs associated with our revised business technology strategy.

(2) Includes US Foods merger and integration planning and transaction costs (third quarter fiscal 2015 only) and Brakes Acquisition transaction costs (third quarter fiscal 2016 only).

(3) Includes US Foods financing costs (third quarter fiscal 2015 only) and Brakes Acquisition financing costs (third quarter fiscal 2016 only).

(4) The net earnings and diluted earnings per share impacts are shown net of tax. The aggregate tax impact of adjustments for Certain Items was $26.3 million and $30.6 million for the third quarter of fiscal 2016 and fiscal 2015, respectively. Amounts are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction.

(5) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

NM represent that the percentage change was not meaningful.

	39-Week Period Ended Mar. 26, 2016	39-Week Period Ended Mar. 28, 2015	39-Week Period Change in Dollars	39-Week Period % Change (3)
	(In thousands, except for share and per share data)
Operating expenses (GAAP)	$5,233,959	$5,222,985	$10,974	0.2%
Impact of restructuring costs (1)	(66,913)	(6,110)	(60,803)	NM
Impact of acquisition-related costs (2)	(10,402)	(168,109)	157,707	(93.8)
Operating expenses adjusted for certain items (Non-GAAP)	$5,156,644	$5,048,766	$107,878	2.1%
Operating income (GAAP)	$1,303,675	$1,108,367	$195,308	17.6%
Impact of restructuring costs (1)	66,913	6,110	60,803	NM
Impact of acquisition-related costs (2)	10,402	168,109	(157,707)	(93.8)
Operating income adjusted for certain items (Non-GAAP)	$1,380,990	$1,282,586	$98,404	7.7%
Interest expense (GAAP)	$231,841	$177,526	$54,315	30.6%
Impact of acquisition financing costs (3)	(105,330)	(97,091)	(8,239)	8.5
Adjusted interest expense (Non-GAAP)	$126,511	$80,435	$46,076	57.3%
Net earnings (GAAP) (4)	$733,955	$613,747	$120,208	19.6%
Impact of restructuring cost (net of tax) (1)	41,955	3,991	37,964	NM
Impact of acquisition-related costs (net of tax) (2)	6,522	109,826	(103,304)	(94.1)
Impact of acquisition financing costs (net of tax) (3)	66,042	63,430	2,612	4.1
Net earnings adjusted for certain items (Non-GAAP) (4)	$848,474	$790,994	$57,480	7.3%
Diluted earnings per share (GAAP) (4)	$1.26	$1.03	$0.23	22.3%
Impact of restructuring costs (1)	0.07	—	0.07	NM
Impact of acquisition-related costs (2)	0.01	0.18	(0.17)	(94.4)
Impact of acquisition financing costs (3)	0.11	0.11	—	—
Diluted EPS adjusted for certain items (Non-GAAP) (4) (5)	$1.46	$1.33	$0.13	9.8%
Diluted shares outstanding	580,980,865	596,047,008

(1) Includes severance charges, professional fees on 3 year financial objectives, facility closure costs and costs associated with changes to our business technology strategy.

(2) Includes US Foods merger and integration planning and transaction costs (first quarter 2016 and 39 weeks fiscal 2015 only) and Brakes Acquisition transaction costs (third quarter fiscal 2016 only).

(3) Includes US Foods financing costs (first quarter 2016 and 39 weeks fiscal 2015 only) and Brakes Acquisition financing costs (third quarter fiscal 2016 only).

(4) The net earnings and diluted earnings per share impacts are shown net of tax. The aggregate tax impact of adjustments for Certain Items was $68.1 million and $94.1 million for the first 39 weeks of fiscal 2016 and fiscal 2016, respectively. Amounts are calculated by multiplying the pretax impact of each Certain Item by the statutory rates in effect for each jurisdiction.

(5) Individual components of diluted earnings per share may not add to the total presented due to rounding. Total diluted earnings per share is calculated using adjusted net earnings divided by diluted shares outstanding.

NM represent that the percentage change was not meaningful.

Segment Results

We have aggregated certain of our operating companies into two reporting segments, Broadline and SYGMA, as defined in the accounting literature related to disclosures about segments of an enterprise. The Broadline reportable segment is an aggregation of the company’s broadline segments located in the Bahamas, Canada, Costa Rica, Ireland, Mexico and the United States.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served. SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations. "Other" financial information is attributable to the company's other operating segments, including the company's specialty produce, custom-cut meat operations, lodging industry segments, a company that distributes specialty imported products,  a company that distributes to international customers and the company’s Sysco Ventures platform, which includes a suite of technology solutions that help support the business needs of Sysco’s customers. Intersegment sales primarily represent products the Broadline and SYGMA operating companies procured from the specialty produce, custom-cut meat operations, an imported specialty products company and a company that distributes to international customers.

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

The following table sets forth the operating income of each of our reportable segments and the other segment expressed as a percentage of each segment’s sales for each period reported and should be read in conjunction with Note 16, "Business Segment Information":

	Operating Income as a Percentage of Sales		Operating Income as a Percentage of Sales
	13-Week Period Ended		39-Week Period Ended
	Mar. 26, 2016	Mar. 28, 2015	Mar. 26, 2016	Mar. 28, 2015
Broadline	6.7%	6.2%	6.9%	6.4%
SYGMA	0.6	0.3	0.5	0.4
Other	3.3	2.4	2.5	2.7

The following table sets forth the change in the selected financial data of each of our reportable segments and the other segment expressed as a percentage increase or decrease over the comparable period in the prior year and should be read in conjunction with Note 16, "Business Segment Information":

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	Sales	Operating Income	Sales	Operating Income
Broadline	2.2%	10.7%	1.1%	8.3%
SYGMA	0.6	77.5	3.4	12.3
Other	7.5	46.9	11.2	6.4

The following table sets forth sales and operating income of each of our reportable segments, the other segment, and intersegment sales, expressed as a percentage of aggregate segment sales, including intersegment sales, and operating income, respectively. For purposes of this statistical table, operating income of our segments excludes corporate expenses of $313.6 million and $822.2 million in the third quarter and first 39 weeks of fiscal 2016, as compared to $283.8 million and $856.1 million in the third quarter and first 39 weeks of fiscal 2015, respectively, that is not charged to our segments. This information should be read in conjunction with Note 16, "Business Segment Information":

	Components of Segment Results
	13-Week Period Ended
	Mar. 26, 2016		Mar. 28, 2015
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	78.9%	92.0%	78.9%	94.0%
SYGMA	12.5	1.3	12.8	0.8
Other	11.6	6.7	11.0	5.2
Intersegment	(3.0)	—	(2.7)	—
Total	100.0%	100.0%	100.0%	100.0%

	Components of Segment Results
	39-Week Period Ended
	Mar. 26, 2016		Mar. 28, 2015
	Sales	Segment Operating Income	Sales	Segment Operating Income
Broadline	79.3%	93.9%	79.3%	93.9%
SYGMA	12.1	1.0	12.7	0.9
Other	11.6	5.1	10.6	5.2
Intersegment	(3.0)	—	(2.6)	—
Total	100.0%	100.0%	100.0%	100.0%

Broadline Segment

The Broadline reportable segment is an aggregation of the company’s Broadline operations located in the Bahamas, Canada, Costa Rica, Ireland, Mexico and the United States.  Broadline operating companies distribute a full line of food products and a wide variety of non-food products to both traditional and chain restaurant customers, hospitals, schools, hotels, industrial caterers and other venues where foodservice products are served.  Broadline operations have significantly higher operating margins than the rest of Sysco’s operations.  In the first 39 weeks of fiscal 2016, the Broadline operating results represented approximately 79.3% of Sysco’s overall sales and 93.9% of the aggregated operating income of Sysco’s segments, which excludes corporate expenses and adjustments.

 Sales

The following table sets forth the percentage and dollar value increase or decrease in sales over the comparable prior year period in order to demonstrate the cause and magnitude of change.

	Increase (Decrease)		Increase (Decrease)
	13-Week Period		39-Week Period
	(In millions)
Cause of change	Percentage	Dollars	Percentage	Dollars
Case volume	2.9%	$269.6	2.9%	$848.3
Acquisitions	0.9	80.3	0.5	153.1
Foreign currency	(1.0)	(90.5)	(1.6)	(452.0)
Other	(0.6)	(54.7)	(0.7)	(231.2)
Total sales increase	2.2%	$204.7	1.1%	$318.2

Sales were 2.2% higher in each of the third quarter and the first 39 weeks of fiscal 2016 than in the comparable period of the prior year.  The largest drivers of the increases were case volume growth and sales from acquisitions that occurred within the last 12 months.  Case volumes for the company's U.S. Broadline operations including acquisitions within the last 12 months improved 3.6% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and included a 3.4% improvement in locally managed customers' case growth.  Case volumes for the company's U.S. Broadline operations including acquisitions within the last 12 months improved 3.6% in the first 39 weeks of fiscal 2016 compared to the first 39 weeks of fiscal 2015 and included a 2.7% improvement in locally managed customer case growth. Partially offsetting this growth were unfavorable changes in exchange rates used to translate our foreign sales into U.S. dollars.  Other items impacting the change in sales, but to a lesser extent, were pricing management of product cost deflation and product mix.

Operating Income

Operating income increased by 10.7% in the third quarter and 8.3% in first 39 weeks of fiscal 2016 over the third quarter and first 39 weeks of fiscal 2015, respectively, primarily due to higher gross profits, partially offset by higher operating expenses attributable to higher case volumes. Gross profit dollars increased in the third quarter and first 39 weeks of fiscal 2016 as compared to the third quarter and first 39 weeks of fiscal 2015 primarily due to increased sales volumes, including a more beneficial mix of local customer case growth, favorable category management, higher sales of Sysco branded products to local customers and effective management of deflation.  Change in product costs, an internal measure of inflation or deflation, was estimated as deflation of 0.4% and 0.5% during the third quarter and first 39 weeks of fiscal 2016, respectively, for our operating companies in this segment.  Deflation in the third quarter and first 39 weeks of fiscal 2016 occurred primarily in the meat, seafood and poultry categories for both periods, with deflation in the paper and disposal categories also contributing to the third quarter of fiscal 2016 and the dairy category contributing to the first 39 weeks. These deflation amounts were partially offset by modest inflation in other product categories.  Our gross profits grew at a faster pace than operating expenses, reflecting favorable expense management. Our cost per case and adjusted cost per case decreased $0.08 per case and $0.03 per case in the third quarter and first 39 weeks of fiscal 2016, respectively, as compared to the corresponding periods of fiscal 2015.  The third quarter decrease included a $0.05 benefit per case related to lower fuel costs. Adjustments to operating expenses were not large enough to produce a different result on an adjusted cost per case basis for the third quarter and first 39 weeks of fiscal 2016. The decreases reflect progress in productivity improvements and cost reductions in our supply chain including reduced indirect spend, fuel costs and administrative expense.

SYGMA Segment

SYGMA operating companies distribute a full line of food products and a wide variety of non-food products to certain chain restaurant customer locations.

Sales

Sales were 0.6% and 3.4% lower in the third quarter and first 39 weeks of fiscal 2016, respectively, than in the third quarter and first 39 weeks of fiscal 2015.  The decrease for the third quarter and first 39 weeks of fiscal 2016 was primarily due to lost and strategically resigned business. Lower fuel surcharges also contributed to the decline in sales.

Operating Income

Operating income increased by $4.0 million and $2.2 million in the third quarter and first 39 weeks of fiscal 2016, respectively, from the third quarter and first 39 weeks of fiscal 2015.  Gross profit dollars decreased at a lower rate than operating expenses in both the third quarter and first 39 weeks of fiscal 2016 as compared to the third quarter and first 39 weeks of fiscal

2015.  These decreases are the result of the reduction in volumes from lost and resigned business and the increases in operating income reflect improved profitability on retained business.

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

Operating income increased 46.9%, or $14.6 million, and increased 6.4%, or $6.6 million in the third quarter and first 39 weeks of fiscal 2016 from the third quarter and first 39 weeks of fiscal 2015, respectively.  The increase in the third quarter was primarily attributable to favorable results from our specialty produce and lodging industry products segments and improvements in results from other businesses in the early stage of operations in this segment. The increase in the first 39 weeks was primarily attributable to favorable results from our specialty produce operations and lodging industry products segments. These increases were partially offset by lower earnings from our custom-cut meat operations and businesses in the early stage of operations in this segment.

Liquidity and Capital Resources

Highlights

Comparisons of the cash flows from the first 39 weeks of fiscal 2016 to the first 39 weeks of fiscal 2015:

•	Cash flows from operations were $989.0 million in 2016 compared to $860.5 million in 2015;.

•	Capital expenditures totaled $360.9 million in 2016 compared to $437.3 million in 2015;

•	Free cash flow was $640.7 million in 2016 compared to $438.6 million in 2015 (see "Non-GAAP reconciliation" below under the heading “Free Cash Flow”);

•	Cash used for acquisition of businesses was $167.7 million in 2016 compared to $29.2 million in 2015;

•	There were no net bank repayments in 2016 compared to net bank repayments of $130.0 million in 2015;

•	Dividends paid were $523.7 million in 2016 compared to $516.5 million in 2015; and

•
An accelerated share repurchase program of $1.5 billion was commenced during the first 39 weeks of fiscal 2015, and we began repurchasing shares from our other share repurchase program, which is intended to offset dilution from stock issuances.

In addition, for our senior notes:

•	We redeemed senior notes in the amount of $5.05 billion, using cash on hand and proceeds from borrowings under our commercial paper program;

•	We issued $2.0 billion in new senior notes; and

•	We commenced the offering of an additional $2.5 billion in the new senior notes and completed the offering in the fourth quarter of fiscal 2016.

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

Our liquidity and capital resources can be influenced by economic trends and conditions that impact our results of operations. We believe our mechanisms to manage working capital, such as credit monitoring, optimizing inventory levels and maximizing payment terms with vendors, and our mechanisms to manage the items impacting our gross profits have been sufficient to limit a significant unfavorable impact on our cash flows from operations. We believe these mechanisms will continue to prevent a significant unfavorable impact on our cash flows from operations. Seasonal trends also impact our cash flows from operations and free cash flow, as we use more cash earlier in the fiscal year and then see larger, sequential quarterly increases throughout the remainder of the year. As of March 26, 2016, we had $610.8 million in cash and cash equivalents, approximately 52.0% of which was held by our international subsidiaries generated from our earnings of international operations. If these earnings were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations; however, we do not currently anticipate the need to repatriate this cash.

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

Cash Flows

Operating Activities

We generated $989.0 million in cash flows from operations in the first 39 weeks of fiscal 2016 compared to cash flow generation of $860.5 million in the first 39 weeks of fiscal 2015. This increase of $128.5 million year-over-year was largely attributable to reduced tax payments and improved working capital management, partially offset by an unfavorable comparison on accrued expenses. The cash impact of our Certain Items increased $144.4 million year-over-year. The cash impact of Certain Items will differ from the earnings impact of Certain Items, as the payments for these items may occur in a different period from the period in which the Certain Item charges were recognized in the Statement of Consolidated Results of Operations.

Our tax payments in the first 39 weeks of fiscal 2016 were lower than in the first 39 weeks of fiscal 2015 due to changes in tax elections allowing us to accelerate tax deductions from method changes which, in turn, significantly reduced our estimated payments in the first 39 weeks of fiscal 2016. Our estimated tax payments in the third quarter of fiscal 2016 returned to historical levels. Sysco's fourth quarter U.S. estimated federal tax payment will be deferred to the first quarter of fiscal 2017 due to a disaster area designation for companies located in the Houston area, the location of our corporate headquarters.

Changes in working capital, specifically accounts receivable, inventory and accounts payable, had a positive impact of $66.9 million on the period over period comparison of cash flow from operations.  We made seasonal investments in net working capital in both periods; however the amount required in the first 39 weeks of fiscal 2016 was less than in the first 39 weeks of fiscal 2015. Due to normal seasonal patterns, sales to multi-unit customers and school districts represent a larger percentage of our sales at the end of each third quarter period as compared to the end of each prior fiscal year, yielding an increase in the receivables outstanding for these customers.  Payment terms for these types of customers are traditionally longer than average. These factors also resulted in an increase in inventories; however, both accounts receivable and inventory increases in the first 39 weeks of fiscal 2016 were smaller than in the comparable period in fiscal 2015 partially due to product cost deflation. Also, accounts payable experienced increases in both periods; however, the impact was more pronounced in the first 39 weeks of fiscal 2015 due to deflation and other factors.

The negative comparison on accrued expenses was primarily due to $312.5 million in US Foods merger termination payments and a $50.7 million decrease from incentive payments. Our annual incentive payments from the prior fiscal year are paid in the first quarter of each fiscal year, and our fiscal 2015 performance resulted in higher incentive payments as compared to our fiscal 2014 performance.

Investing Activities

Our capital expenditures in the first 39 weeks of fiscal 2016 primarily consisted of facility replacements and expansions, fleet, technology and warehouse equipment.   Our capital expenditures in the first 39 weeks of fiscal 2016 are lower by $76.4 million as compared to the first 39 weeks of fiscal 2015. The decrease is partially attributable to expenditures incurred in the prior year related to merger integration projects that are not recurring this year. We estimate our capital expenditures, net of proceeds from sales of assets, in fiscal 2016 to be approximately $500 million.

During the first 39 weeks of fiscal 2016, we paid cash of $167.7 million for acquisitions made during fiscal 2016. We also eliminated our restricted cash balance of $168.3 million by using letters of credit as security for self-insurance instead of restricted cash.

In the first 39 weeks of fiscal 2016, we paid $34.6 million for options to hedge against the impact of foreign currency fluctuations on the purchase price of the Brakes Acquisition.

Free Cash Flow

Free cash flow represents net cash provided from operating activities less purchases of plant and equipment plus proceeds from sales of plant and equipment.  Sysco considers free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases and sales of buildings, fleet, equipment and technology, which may potentially be used to pay for, among other things, strategic uses of cash, including dividend payments, share repurchases and acquisitions.  However, free cash flow may not be available for discretionary expenditures, as it may be necessary that we use it to make mandatory debt service or other payments.  Our free cash flow for the first 39 weeks of fiscal 2016 increased by $202.1 million, to $640.7 million, as compared to the first 39 weeks of fiscal 2015.   Our cash requirements for our Certain Items were $144.4 million greater in the first 39 weeks of fiscal 2016 than in the first 39 weeks of fiscal 2015 and reduced free cash flow as a result; however, our cash flow from operations increased despite these Certain Items as discussed above. Fewer additions to plant and equipment also contributed to the increase.

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

	39-Week Period Ended Mar. 26, 2016	39-Week Period Ended Mar. 28, 2015	39-Week Period Change in Dollars	39-Week Period % Change
	(In thousands)
Net cash provided by operating activities (GAAP)	$988,981	$860,499	$128,482	14.9%
Additions to plant and equipment	(360,883)	(437,286)	76,403	(17.5)
Proceeds from sales of plant and equipment	12,623	15,404	(2,781)	(18.1)
Free Cash Flow (Non-GAAP)	$640,721	$438,617	$202,104	46.1%

Financing Activities

Equity Transactions

Proceeds from exercises of share-based compensation awards were $222.8 million in the first 39 weeks of fiscal 2016, as compared to $201.8 million in the first 39 weeks of fiscal 2015.  The increase in proceeds in the first 39 weeks of fiscal 2016 was due to an increase in the number of options exercised in this period, as compared to the first 39 weeks of fiscal 2015.  The level of option exercises, and thus proceeds, will vary from period to period and is largely dependent on movements in our stock price and the time remaining before option grants expire.

We routinely engage in share repurchase programs.  In June 2015, our Board of Directors approved a repurchase program to repurchase, from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. We executed $1.5 billion of this authorization through an accelerated share repurchase program that commenced in the first quarter of fiscal 2016. As a result, there were 32,319,392 shares repurchased during the first 39 weeks of fiscal 2016, resulting in a remaining authorization by our Board of Directors to repurchase up to approximately $1.5 billion in additional shares under the accelerated share repurchase authorization, which we would expect to repurchase in fiscal 2017.  There were no shares repurchased in fiscal 2015. Our historical approach to share repurchases is to buy enough shares to keep our average shares outstanding relatively constant over time.  In addition to the share repurchase program approved in June, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million. The authorization expires on August 21, 2017. We purchased 5,019,781 shares under this authorization through March 26, 2016. We purchased 2,224,950 additional shares under this authorization through April 23, 2016. The number of shares we repurchase during the remainder of fiscal 2016 will be dependent on many factors, including the level of future stock option exercises, as well as competing uses for available cash.

Dividends paid in the first 39 weeks of fiscal 2016 were $523.7 million, or $0.91 per share, as compared to $516.5 million, or $0.88 per share, in the first 39 weeks of fiscal 2015.  In February 2016, we declared our regular quarterly dividend for the third quarter of fiscal 2016 of $0.31 per share, which was paid in April 2016.

Debt Activity and Borrowing Availability

Our debt activity and borrowing availability is described in Note 8, "Debt" and Note 18, "Subsequent Events".  Our outstanding borrowings at March 26, 2016, and subsequently, are disclosed within those notes.  Updated amounts through April 23, 2016, include:

•	No amounts outstanding from our commercial paper program

•	No amounts outstanding from the credit facility supporting the company’s U.S. and Canadian commercial paper programs.

During the first 39 weeks of fiscal 2016 and 2015, our aggregate commercial paper issuances and short-term bank borrowings had weighted average interest rates of 0.44% and 0.27%, respectively.

Other Considerations

Potential Contingencies Impacting Liquidity

Certain tax jurisdictions require partial to full payment on audit assessments or the posting of letters of credit in order to proceed to the appeals process.  During fiscal 2015, Sysco had posted letters of credit, representing a partial payment of the audit assessments, in order to appeal these assessments.  These items are being resolved in Sysco's favor in the second and third quarters of fiscal 2016 and the administrative process of canceling these letters of credit is in process. As of March 26, 2016, approximately $46.0 million of letters of credit are to be returned to Sysco, and we anticipate that these will be returned in the fourth quarter of fiscal 2016.

Contractual Obligations

Our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, contains a table that summarizes our obligations and commitments to make specified contractual future cash payments as of June 27, 2015. Other than as described in this Form 10-Q, there have been no material changes to our specified contractual obligations through March 26, 2016.

The following table sets forth, as of March 26, 2016, certain information concerning our obligations for long-term debt repayments:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Recorded Contractual Obligations:
Long-term debt	$4,325,653	$29,238	$818,708	$767,701	$2,710,006
Unrecorded Contractual Obligations:
Interest payments related to long-term debt	$2,215,470	$167,853	$308,632	$254,152	$1,484,833
Total contractual cash obligations	$6,541,123	$197,091	$1,127,340	$1,021,853	$4,194,839

See Note 8, "Debt" and Note 18, "Subsequent Events" for additional information on changes in debt.

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

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995.  They include statements about:

•	Sysco’s ability to increase its sales and market share and grow earnings, and our plan to continue to explore appropriate opportunities to profitably grow market share and create shareholder value;

•	Sysco’s belief regarding accounting treatment for certain transactions;

•	expectations regarding the proposed Brakes Group acquisition, including timing and anticipated benefits, and the anticipated annualized revenues at closing of the combined company;

•	expectations regarding costs and benefits of Sysco’s general and administrative productivity plan and its revised technology strategy;

•	expectations regarding interest expense;

•	anticipated timing and benefits of accelerated share repurchases;

•	the impact of ongoing legal proceedings and estimates of potential liability;

•	the impact of general economic conditions on our business and our industry;

•	statements regarding inflation and other economic trends;

•	expectations regarding deflation and foreign currency translation and the related impact on our results;

•	expectations regarding earnings per share;

•	expectations regarding our efforts to manage expenses;

•	beliefs regarding factors that impact our operating margins;

•	our plans related to locally managed sales and ongoing gross margin pressures;

•	expectations related to the strategies that we have identified to help us achieve our mission and vision;

•	our plans and expectations regarding our three-year strategic plan, including goals related to operating income and return on invested capital;

•	expectations regarding restructuring costs;

•	expectations and goals related to cost per case for our U.S. Broadline companies;

•	our goal of leveraging earnings growth at a greater rate than sales growth;

•	expectations regarding operating income and sales for our business segments over the long-term;

•	expectations regarding the allocation of cash generated from operations;

•	the impact of acquisitions and sales of assets and businesses on our liquidity, borrowing capacity, leverage ratios and capital availability;

•	Sysco’s expectations regarding cash held by international subsidiaries;

•	the sufficiency of our mechanisms for managing working capital and competitive pressures, and our beliefs regarding the impact of these mechanisms;

•	Sysco’s ability to meet future cash requirements, including the ability to access debt markets effectively, and remain profitable;

•	Sysco’s ability to effectively access the commercial paper market and long-term capital markets;

•	Sysco’s expectations regarding cash flows from operations over the long-term, and the factors impacting such cash flows;

•	expectations regarding federal tax payment deferrals;

•	our expectations regarding free cash flow;

•	expectations regarding capital expenditures;

•	expectations regarding tax expense and benefits;

•	expectations regarding tax rates;

•	expectations regarding the return of letters of credit in certain tax jurisdictions;

•	expectations regarding acquisitions and related accounting treatment;

•	our strategy and expectations regarding share repurchases and shares outstanding; and

•	expectations related to our forward diesel fuel commitments.

These statements are based on management’s current expectations and estimates; actual results may differ materially due in part to the risk factors set forth below and those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015 and the risk factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q:

•	periods of significant or prolonged inflation or deflation and their impact on our product costs and profitability;

•	risks related to unfavorable conditions in the U.S. economy and local markets and the impact on our results of operations and financial condition;

•
the risks related to our efforts to meet our long-term strategic objectives, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected; the risk that the actual costs of any initiatives may be greater or less than currently expected; and the risk of adverse effects to us if past and future undertakings and the associated changes to our business do not prove to be cost effective or do not result in the level of cost savings and other benefits that we anticipated;

•	the impact of unexpected future changes to our business initiatives based on management’s subjective evaluation of our overall business needs;

•	the risk that competition in our industry may adversely impact our margins and our ability to retain customers and make it difficult for us to maintain our market share, growth rate and profitability;

•	the risk that we may not be able to fully compensate for increases in fuel costs, and forward purchase commitments intended to contain fuel costs could result in above market fuel costs;

•	the risk of interruption of supplies and increase in product costs as a result of conditions beyond our control;

•	the potential impact on our reputation and earnings of adverse publicity or lack of confidence in our products;

•	risks related to unfavorable changes to the mix of locally managed customers versus corporate-managed customers;

•	the risk that we may not realize anticipated benefits from our operating cost reduction efforts;

•	difficulties in successfully expanding into international markets and complimentary lines of business;

•	the potential impact of product liability claims;

•	the risk that we fail to comply with requirements imposed by applicable law or government regulations;

•	risks related to our ability to effectively finance and integrate acquired businesses;

•	our access to borrowed funds in order to grow and any default by us under our indebtedness that could have a material adverse impact on cash flow and liquidity;

•	our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position;

•
the risk that the implementation of various initiatives, the timing and successful completion of acquisitions, construction schedules and the possibility that other cash requirements could result in delays or cancellations of capital spending;

•
the risk that factors beyond management’s control, including fluctuations in the stock market, as well as management’s future subjective evaluation of the company’s needs, would impact the timing of share repurchases;

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

For a more detailed discussion of factors that could cause actual results to differ from those contained in the forward-looking statements, see the risk factors discussion contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk
At March 26, 2016, there were no commercial paper issuances outstanding. Total debt as of March 26, 2016 was $4.4 billion, of which approximately 71% was at fixed rates of interest, including the impact of our interest rate swap agreements.

In August 2013, we entered into interest rate swap agreements that effectively converted $500 million of the new senior notes maturing in October 2017, to floating rate debt.
As noted in Note 8, "Debt", concurrent with the offering of $2.0 billion in senior notes in fiscal 2016, the company entered into interest rate swap agreements that effectively converted $750 million of senior notes maturing in fiscal 2020 to floating rate debt. These transactions were designated as fair value hedges against the changes in fair value of fixed rate debt resulting from changes in interest rates.
Details of our outstanding swap agreements are below:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms	Location of Fair Value on Balance Sheet	Fair Value of Asset (Liability) (in thousands)
February 12, 2018	$500	5.25%	Six-month LIBOR	Every six months in advance	Other assets	$6,031
October 1, 2020	$750	2.60%	Six-month LIBOR	Every six months in advance	Other assets	$5,770

As noted in Note 7, "Derivative Financial Instruments", the company terminated interest rate swap agreements used to hedge a senior notes issued in the second quarter of fiscal 2016. Payments of $6.1 million were made in the second quarter of fiscal 2016.

Fuel Price Risk
Due to the nature of our distribution business, we are exposed to potential volatility in fuel prices. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside of our control. During the first 39 weeks of fiscal 2016 and fiscal 2015, fuel costs related to outbound deliveries represented approximately 0.5% and 0.6% of sales, respectively.
     We routinely enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of March 26, 2016, we had forward diesel fuel commitments totaling approximately $89.4 million through February 2017. These contracts will lock in the price of approximately 50% of our fuel purchase needs for the remainder of fiscal 2016. Our remaining fuel purchase needs will occur at market rates unless contracted for a fixed price at a later date.

Item 4.  Controls and Procedures

Sysco’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Sysco’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 26, 2016, our chief executive officer and chief financial officer concluded that, as of such date, Sysco’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 26, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 27, 2015. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are the most significant factors to consider when evaluating the impact of the Brakes acquisition on our business. These factors could cause our future results to differ from our expectations expressed in the forward-looking statements identified on page 42 and from historical trends.

Brakes Group Acquisition - Related Risks

Completion of the acquisition of the Brakes Group is subject to antitrust approval, and we cannot predict whether or when the requisite antitrust approval will be received.

Completion of the acquisition of the Brakes Group is subject to antitrust approval. Sysco cannot predict whether antitrust approval will be granted in a timely manner, if at all. Accordingly, there can be no assurances that acquisition of the Brakes Group will be completed in the anticipated time frame. Regulatory authorities may impose conditions on the completion of the acquisition or require changes to the terms of the transaction. Such conditions or changes may cause such acquisition to be delayed, and any such delays may cause Sysco to incur additional costs.

Termination of the Brakes Group purchase agreement or failure to consummate the Brakes Group acquisition could adversely impact Sysco.

If the antitrust condition has not been satisfied by November 27, 2016, subject to extension under certain circumstances, the Brakes Group purchase agreement will automatically terminate. In addition, either party will be able to terminate the agreement if the other party has not complied with certain covenants (including the truth and accuracy of key warranties at completion). If the agreement terminates, our business may be negatively impacted by our management having focused its attention on acquiring the Brakes Group instead of pursuing other advantageous business opportunities or plans. Furthermore, we will incur substantial expenses and costs related to the acquisition of the Brakes Group, whether or not the acquisition completes, including financing costs and legal, accounting and advisory fees. Also, a failure to complete the acquisition of the Brakes Group may result in a negative market reaction, and may have an adverse impact on Sysco’s stock price and future financial results.

We may not be able to retain some of the Brakes Group’s vendors and customers after the proposed acquisition, which could negatively impact the anticipated benefits of the acquisition.

Certain Brakes Group’s vendors and customers may have termination rights that are triggered upon completion of the acquisition of the Brakes Group, and such vendors or customers may decide to not renew their existing relationship with us, and may instead select one of our competitors. If we are unable to retain and maintain these vendor and customer relationships, then the business, financial condition and operations of Sysco, as the combined company, could be adversely impacted.

In connection with the Brakes Group acquisition, Sysco has incurred significant additional indebtedness, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.

In connection with the acquisition of the Brakes Group, on April 1, 2016, Sysco issued $500 million aggregate principal amount of its 1.90% Senior Notes due 2019 (the “2019 notes”), $500 million aggregate principal amount of its 2.50% Senior Notes due 2021 (the “2021 notes”), $1.0 billion aggregate principal amount of its 3.30% Senior Notes due 2026 (the “2026 notes”) and $500 million aggregate principal amount of its 4.50% Senior Notes due 2046 (together with the 2019 notes, the 2021 notes and the 2026 notes, the “notes”). After issuance of the notes, as of April 23, 2016, we had, on a consolidated basis, outstanding total debt of approximately $6.8 billion.

Our substantial amount of debt could have important consequences, including, without limitation:

•	making it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	limiting our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

If we do not achieve the expected benefits from the acquisition of the Brakes Group, or if the financial performance of Sysco, as the combined company, does not meet current expectations, then our ability to service our debt will be adversely impacted.

If completion of the acquisition of the Brakes Group has not occurred on or prior to March 31, 2017 or if the Brakes Group purchase agreement is terminated on or prior to March 31, 2017, we will be required to redeem certain of our outstanding indebtedness.

If completion of the acquisition of the Brakes Group has not occurred on or prior to March 31, 2017, or if the Brakes Group purchase agreement is terminated on or prior to March 31, 2017, we will be required to redeem $500 million aggregate principal amount of the 2019 notes and $500 million aggregate principal amount of the 2021 notes at a redemption price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In the event that we are required to make this payment, it could negatively impact our financial condition.

We may not have sufficient funds to repurchase the 2019 notes or the 2021 notes upon a special mandatory redemption.

If completion of the acquisition of the Brakes Group has not occurred on or prior to March 31, 2017, or if the Brakes Group purchase agreement is terminated on or prior to March 31, 2017, we may not be able to satisfy our obligation to redeem the 2019 notes or the 2021 notes because we may not have sufficient financial resources to pay the aggregate redemption price. We were not obligated to place the net proceeds of the offering of the 2019 notes and 2021 notes in escrow prior to the closing of the Brakes Group acquisition, and the indenture governing the notes imposed no other restrictions on our use of these proceeds. Accordingly, the source of funds for any redemption of the 2019 notes and the 2021 notes upon a special mandatory redemption would be the proceeds that we have voluntarily retained or other sources of liquidity, including available cash, borrowings, sales of assets or sales of equity. If we do not have sufficient liquidity or financing available in order to redeem the 2019 notes and the 2021 notes, our failure to redeem or repurchase the 2019 notes or the 2021 notes as required under the indenture governing such notes would result in a default under the indenture, which could result in defaults under our and our subsidiaries’ other debt agreements and have material adverse consequences for us. In addition, our ability to redeem or repurchase the 2019 notes and the 2021 notes for cash could be limited by the terms of other agreements relating to our indebtedness outstanding at the time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following share repurchases during the third quarter of fiscal 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
December 27 – January 23	1,817,917	$40.61	1,817,917	17,655,583
Month #2
January 24 – February 20	1,118,083	40.02	1,104,000	16,551,583
Month #3
February 21 – March 26	1,026,440	46.09	1,023,588	15,527,995

Total	3,962,440	$41.86	3,945,505	15,527,995

The total number of shares purchased includes 0, 14,083 and 2,852 shares tendered by individuals in connection with stock option exercises in Month #1, Month #2 and Month #3, respectively.

In June 2015, our Board of Directors approved a repurchase program to repurchase from time to time in the open market, through an accelerated share repurchase program or through privately negotiated transactions, shares of the company's common stock in an amount not to exceed $3.0 billion during the two-year period ending July 1, 2017, including $1.5 billion through an accelerated share repurchase program that commenced in the second quarter of fiscal 2016, in addition to amounts normally repurchased to offset benefit plan and stock option dilution. Our accelerated share repurchase program was approved using a dollar value limit and, therefore, is not included in the table above for "Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs." We repurchased 32,319,392 shares under this plan in the second quarter of fiscal 2016. In addition to this share repurchase program approved in June, in August 2015, our Board of Directors approved the repurchase of up to 20,000,000 shares for an aggregate purchase price not to exceed $800 million.  The authorization expires on August 21, 2017.  Pursuant to the repurchase program, shares may be acquired in the open market or in privately negotiated transactions at the company’s discretion, subject to market conditions and other factors. We purchased 2,224,950 additional shares under this authorization in the third quarter of fiscal 2016 through April 23, 2016.

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

Date: May 2, 2016

	By	/s/ JOEL T. GRADE
Joel T. Grade
Executive Vice President and
Chief Financial Officer

Date: May 2, 2016

EXHIBIT INDEX

2.1	—
Agreement for the sale and purchase of securities in the capital of Cucina Lux Investments Limited, dated as of February 19, 2016, by and among Sysco Corporation, the Institutional Sellers and the Management Warrantors, incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 22, 2016 (File No. 1-6544).

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
Twenty-Sixth Supplemental Indenture dated as of April 1, 2016 among Sysco, the Guarantors and the Trustee relating to the 2019 Notes, incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 1, 2016 (File No. 1-6544).

4.2	—
Twenty-Seventh Supplemental Indenture dated as of April 1, 2016 among Sysco, the Guarantors and the Trustee relating to the 2021 Notes, incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 1, 2016 (File No. 1-6544).

4.3	—
Twenty-Eighth Supplemental Indenture dated as of April 1, 2016 among Sysco, the Guarantors and the Trustee relating to the 2026 Notes, incorporated by reference to Exhibit 4.5 to Form 8-K filed on April 1, 2016 (File No. 1-6544).

4.4	—
Twenty-Ninth Supplemental Indenture dated as of April 1, 2016 among Sysco, the Guarantors and the Trustee relating to the 2046 Notes, incorporated by reference to Exhibit 4.7 to Form 8-K filed on April 1, 2016 (File No. 1-6544).

10.1	—
364-Day Bridge Term Loan Agreement, dated March 14, 2016, among Sysco Corporation, the Lenders party thereto, the Guarantors party thereto, Deutsche Bank AG Cayman Islands Branch, as Administrative Agent, Goldman Sachs Bank USA, as Documentation Agent, and Deutsche Bank Securities Inc., as Sole Bookrunner, Sole Lead Arranger and Sole Syndication Agent, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 15, 2016 (File No. 1-6544).

12.1#	—	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

15.1#	—	Review Report from Ernst & Young LLP dated May 2, 2016, re: unaudited financial statements.

15.2#	—	Acknowledgment letter from Ernst & Young LLP.

31.1#	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	—
The following financial information from Sysco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016 filed with the SEC on May 2, 2016, formatted in XBRL includes:  (i) Consolidated Balance Sheets as of March 26, 2016, June 27, 2015 and March 28, 2015, (ii) Consolidated Results of Operations for the thirteen and thirty nine week periods ended March 26, 2016 and March 28, 2015, (iii) Consolidated Statements of Comprehensive Income for the thirteen and thirty nine week periods ended March 26, 2016 and March 28, 2015, (iv) Consolidated Cash Flows for the thirty nine week period ended March 26, 2016 and March 28, 2015, and (v) the Notes to Consolidated Financial Statements.

___________
# Filed herewith
* Furnished herewith